Form 10-Q
period 1995-07-31
BUTLER NATIONAL CORP
filed 1995-10-18
CIK 15847

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended July 31, 1995

                       Commission File Number 0-1678



                        BUTLER NATIONAL CORPORATION
             (Exact name of Registrant as specified in its charter)

Minnesota                              41-0834293
(State of incorporation)               (I.R.S. Employer Identification No.)


1546 East Spruce Road, Olathe, Kansas            66061
(Address of Principal Executive Office)          (Zip Code)

Registrant's telephone number, including area code:  (913) 780-9595

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days:
                        Yes [X]         No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $0.01 par value - 8,507,100 shares as of July 31, 1995.

                  PART I. FINANCIAL INFORMATION

            BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS<F1>
                                        7/31/95         4/30/95
                                        (unaudited)     (audited)
ASSETS
Current Assets
     Cash                               $  474,535      $  212,799
     Accounts receivable, net of
     allowance for doubtful
     accounts of $110,161 in 95          1,391,367         974,506
     Contracts in process                     -            140,092
Inventories:
     Raw materials                         708,155         657,032
     Work in process                       273,818         177,672
     Finished goods                        240,817         188,864
                                        __________      __________
                                         1,222,790       1,023,568
Prepaid expenses and other assets           94,597          69,299
                                        __________      __________
Total current assets                     3,183,289       2,420,264
Property, Plant and Equipment:
    Machinery and equipment                532,152         532,152
    Office furniture and fixtures          378,767         375,111
    Leasehold improvements                  53,318          52,318
    Building under construction            150,240         130,000
                                        __________      __________
Total cost                               1,114,477       1,089,581
Accumulated depreciation                  (815,266)       (804,952)
                                        __________      __________
                                           299,211         284,629
Other Assets:                            1,560,586       1,488,636
                                        __________      __________
Total assets                            $5,043,086      $4,193,529

<F1>     See Accompanying Notes to FInancial Statements

             BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (CONTINUED)<F1>
LIABILITIES AND SHAREHOLDERS' EQUITY    7/31/95         4/30/95
                                        (Unaudited)     (Audited)
Current Liabilities:
     Bank overdraft payable             $  136,455      $  112,814
     Promissory notes payable              451,805         362,495
     Current maturities long-term debt      37,696          37,506
     Accounts payable                      719,175         638,741
     Customer Deposits                     125,000         155,669
     Accrued liabilities -
       Compensation and compensated
       absences                            143,125         188,609
       Other                                43,250          44,067
                                        __________      __________
Total current liabilities                1,656,506       1,539,901
Long-Term Debt, net of current
maturities                                  80,181          81,347
                                        __________      __________
     Total liabilities                   1,736,687       1,621,248

Commitments and contingencies:
Shareholders' equity :
Preferred stock, par value $5 :
 Authorized, 200,000 shares, all
 classes $100 Class A, 9.8%, cumulative
 if earned, liquidation and redemption
 value $100, issued and outstanding,
 20,000 shares                             100,000         100,000
Capital contributed in excess of par     1,900,000       1,900,000
Common stock, par value $.01:
 Authorized, 40,000,000 shares
 Issued 8,231,015 shares April 30, 1995
 & 8,507,100 at July 31, 1995,              85,071          82,310
Common stock warrants                        8,707           8,707
Capital contributed in excess of par     4,257,779       3,645,342
Note receivable arising from stock
 purchase agreement                        (27,004)        (27,004)
Unearned service contracts                (367,655)       (422,185)
Treasury stock
 (20,000 preferred & 30,000 common)     (2,037,240)     (2,037,240)
Retained earnings                         (613,259)       (677,649)
 (Deficit of $11,938,813 eliminated
 October 31, 1992)
                                         _________       _________
Total shareholders' equity               3,306,399       2,572,281
                                         _________       _________
Total liabilities and shareholders'
 equity                                 $5,043,086      $4,193,529

<F1> See Accompanyingn Notes to Financial Statements.

                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                               (unaudited)<F1>
                                          THREE MONTHS ENDED
                                               July 31,
                                        1995              1994
Net sales                               $3,854,360        $3,338,938
Cost of sales                            3,165,754         2,810,333
                                        __________        __________
Gross profit                               688,606           528,605
Selling, general and administrative
 expenses                                  620,235           505,936
                                        __________        __________
Operating income                            68,371            22,669
Other income (expense):
  Interest expense                         (12,797)          (11,232)
  Interest income                            3,690            10,111
  Other                                      5,126             4,573
                                        __________        __________
  Other income                              (3,981)            3,452
                                        __________        __________
  Income before taxes                       64,390            26,121
  Provision for income tax                    -                 -
                                        __________        __________
Net income                              $   64,390        $   26,121

Net income per share                    $     .007        $     .003

Shares used in per share calculation     8,661,094         8,368,949

<F1> The accompanying notes are an integral part of these statements.

                     BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS<F1>
                                    (Unaudited)
                                         Three Months Ended
                                                July 31,
                                        1995              1994
Cash flows from operating activities:
 Net income                             $   64,390        $   26,121
 Adjustments to reconcile income to
  net cash used in operations:
  Depreciation                              10,314            25,245
  Amortization of shares issued for
   service contracts                        54,530            19,125
Changes in assets and liabilities:
(Increase) decrease in accounts
   receivable                             (416,861)          270,155
(Increase) decrease in contracts in
   process                                 140,092           (23,121)
(Increase) decrease in inventories        (199,222)           11,580
(Increase) decrease in prepaid expenses
   and other current assets                (25,298)          (14,266)
(Increase) decrease in other assets        (71,950)          (99,059)
Increase (decrease) in accounts payable     80,434          (176,265)
Increase (decrease) in customer deposits   (30,669)           70,500
Increase (decrease) in accrued
   liabilities                             (46,301)         (486,974)
                                        __________        __________
   Total adjustments                      (504,931)         (403,080)

   Cash provided by (used in) operations  (440,541)         (376,959)
                                        __________        __________
Cash flows from investing activities:
Capital expenditures, net                  (24,896)          (13,507)
                                        __________        __________
Cash provided by (used in) investing
 activities                                (24,896)          (13,507)
Cash flows from financing activities:
 Net borrowings under line-of-credit
  agreement                                 89,310           (12,805)
 Bank overdraft payable                     23,641              -
 Repayments of long-term debt and
  lease obligations    (976)                (2,852)
 Proceeds from Stock Issuances, Net        615,198            65,168
                                        __________        __________
Cash provided by (used in)
 financing activities                      727,173            49,511
                                        __________        __________
Net increase (decrease) in cash            261,736          (340,955)
Cash, beginning of period                  212,799         1,436,254
                                        __________        __________
Cash, end of period                     $  474,535        $1,095,299

Supplemental disclosures of
 cash flow information:
  Interest paid                         $   12,358        $   10,011
  Income taxes                               9,500             6,650

<F1> The accompanying notes are an integral part of these statements.

                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1995 are not indicative of the results of operations that may be expected for the year ending April 30, 1996.

     For further information, refer to the Consolidated Financial Statements and Footnotes included in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1995.

2. On May 25, 1995, the Company consummated an off-shore private placement of its securities pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Company sold 259,985 shares, resulting in gross proceeds to the Company of approximately $650,000, and net proceeds of approximately $570,000 after deducting the expenses of the offering.

3. The Company has capitalized approximately $1,027,500 at July 31, 1995, of costs related to the anticipated construction of three Indian gaming facilities. These costs are included in other assets in the accompanying
balance sheet.   In addition, the Company has included a prepayment for
construction services to be rendered in connection with the Indian bingo facility in the amount of $242,500. The Company issued 100,000 shares of its common stock as payment for the construction services.

    The Company has invested $1,027,500 in land, land development and professional design fees related to the development of three Indian gaming facilities. Included in this investment is 228 acres of land, of which 160 acres is located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas. The Company believes that the Kansas tract could be developed and sold for residential and commercial use other than Indian gaming, if the gaming enterprise does not open. Additional improvements including roads, water and sewer services, etc. are planned for this land. This may allow the Company to recover the majority, if not all, of the $1,027,500 investment, since there can be no assurance the management agreements will be approved and the success of the Indian gaming facilities are dependent upon their approval.

4. The Company maintains ownership of a 31,560 square foot building in Overton, Nebraska. The Company was unable to complete the negotiated sale of this building in fiscal 1995 and no longer leases the building. Therefore, the Company has recorded this asset at its net realizable value.

5. After completing a three year program of restructuring the Company's operation on October 31, 1992, by using quasi reorganization accounting, the Company was able to adjust the accumulated deficit to a zero balance thereby affording the Company a "fresh start". No assets or liabilities required adjustment in this process. The amount of accumulated deficit and capital contributed in excess of par removed as of October 31, 1992, was $11,938,813.

6. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended July 31, 1995 and 1994. Stock options are included in 1995 and 1994 as common stock equivalents because they are dilutive. Shares used in the per share computations are as follows:

                                                   THREE MONTHS ENDED
                                                   ------------------
                                                  1995            1994
Common shares outstanding beginning of period     8,231,015       7,888,467

Cumulative increase in weighted average
     due to Common Stock Equivalent                 231,089         451,500

Cumulative increase in weighted average
     due to issues per bank agreement               189,337            -

Cumulative increase in weighted average due to
     issues per legal and consulting agreements        -             14,411

Cumulative increase in weighted average due to
    issues per Nonqualified Stock Option Plans        9,653          14,571
                                                  _________       _________
Weighted average shares, end of period            8,661,094       8,368,949

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview: First quarter consolidated sales increased $515,422 or 15.4% from $3,338,938 for the three months ended July 31, 1994 to $3,854,360 for the three months ended July 31, 1995. Increased sales occurred in the Food Distribution division (71.2%), Aircraft Modifications division (5.8%) and Monitoring Services division (5.7%). Switching unit sales decreased 63.8% and the Temporary Services segment did not recognize any revenue in the first quarter of fiscal 1996. The Company recorded a profit of $64,390 in the current quarter compared to a $26,121 profit in the comparable period of the prior year.

Food Distribution (R F, Inc.): Revenues from the Food Distribution business segment increased 71.2% from $1,841,299 in the prior quarter to $3,152,039 in the current year. Revenue continues to increase due to an increasing customer base and additional sales personnel. Contribution to earnings increased from $121,292 in the quarter ending July 31, 1994, to $152,271 in the quarter ending July 31, 1995.

Aircraft Modifications (Avcon Industries, Inc.): Sales at Avcon Industries, Inc. increased $27,042 (5.8%) from $464,008 in the first quarter of the prior year to $491,050 in the quarter ending July 31, 1995. Additionally, contribution to earnings increased from $142,988 in the quarter ending July 31, 1994 to $162,550 in the quarter ending July 31, 1995. This segment has maintained a relatively stable sales volume. The Company does price each job specifically and depending on the type of modifications performed each quarter, the range of sales will vary, along with the gross margin.

Switching Units (Woodson Avionics, Inc.): Switching unit sales were $23,683 in the three months ended July 31, 1995 versus $65,474 in the comparable period of the preceding year, a decrease of 63.8%. Earnings for the three months ended July 31, 1995 were a loss of $12,471 compared to a loss of $360 for the three months ended July 31, 1994. The decrease in sales is due to both a decrease in sales to McDonnell Douglas and sales to other customers. Sales to McDonnell Douglas continue to decrease due to a reduced volume of sales at McDonnell Douglas. The Company believes the decrease in revenue to be a continuing trend.

SCADA Systems and Monitoring Services (Butler National Services, Inc.): Sales for the three months ended July 31, 1995 were $187,588 compared to sales of $177,510 for the comparable period of the prior year an increase of 5.7%. Earnings for the three months ended July 31, 1995 were $60,439 compared to $40,277 for the three months ended July 31, 1994. This segment continues to maintain a relatively level volume of sales due to long-term contracts with municipalities.

Temporary Services (Butler Temporary Services, Inc.):   This segment did not
recognize any revenue in the first quarter of fiscal 1996. If and when the Company is able to open Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.

Management Services (Butler National Services Corporation):   The Company has
a management agreement with the Miami Tribe of Oklahoma to provide management services in connection with the Indian Gaming Regulatory Act. The Miami Tribe requested a compact for Class III Indian gaming on Indian land known as the Maria Christiana Miami Reserve No. 35 located in Miami County, Kansas, on July 9, 1992. The State of Kansas has approved three Kansas Gaming Compacts for Indian gaming within the boundaries of the State. Two compacts were signed by the Governor of Kansas, approved by the Legislature on April 29, 1995, and approved by the Secretary of the Interior pursuant to the Indian Gaming Regulatory Act ("the IGRA"). A third compact was signed by the Governor, approved by the Legislative Coordinating Council ("LCC") and forwarded to the Secretary of the Interior for approval. A fourth was signed by the Governor and is pending approval by the LLC.

  The Miami Tribe's 1992 compact is the subject of a lawsuit filed in February 1993, in the Federal District Court by the Miami Tribe alleging the failure to negotiate a compact in good faith by the State of Kansas. This case has been stayed pending an appeal to the United States Supreme Court of the Tenth Circuit Court's determination, relating to two of the tribes whose compacts have now been approved, that the State is bound to negotiate with the Indian tribes with Indian land within the boundaries of the State.

  In February 1993, former Kansas Governor Finney requested a determination of the suitability of the Miami Indian land for Indian Gaming under the IGRA from the Bureau of Indian Affairs ("the BIA"). In May 1994, the National Indian Gaming Commission ("the NIGC") again requested the same determination. Finally, in May 1995, an Associate Solicitor within the BIA issued an opinion letter stating the Miami Tribe has no established jurisdiction over the Miami lands in Kansas. This is the first definitive statement received from the central office of the BIA in three years. The latest opinion is contrary to a September 1994, opinion of the Tulsa Field Solicitor, in an Indian probate stating that the Miami Tribe has jurisdiction over the Miami Indian land in Kansas. On July 11, 1995, the U.S. Department of Justice issued a letter to the Associate Solicitor expressing concerns about the conclusions reached based upon the analysis of the case.

  The Miami Tribe has indicated that it will challenge this opinion if it remains the opinion of the BIA in Federal Court to prove and protect the sovereignty of the Miami Tribe and other Indian tribes relating to their lands. The ultimate approval of Butler's management agreement with the Miami Tribe depends upon the successful challenge by the Miami Tribe of the Associate Solicitor's opinion. Even though the Company believes that it and the tribe are in compliance with all regulations, there is no assurance that the management agreement will be approved.

  The Company incurred $125,000 in general and administrative expenses in the current fiscal year associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized $54,530 and $19,125 in the first quarter of 1996 and 1995, respectively, related to shares issued for services rendered to the Company in that regard.

  The Company has invested $1,027,500 in land, land improvements and professional design fees related to the development of three Indian Gaming facilities. Included in this investment is 228 acres of land. The Kansas land (160 acres) is located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas. The Company believes that the Kansas tract could be developed and sold for residential and commercial use other than Indian gaming if the gaming enterprise does not open. Additional improvements including access roads, water and sewer services,
etc. are planned for this land.   After these improvments, the land may be
sold in small tracts. This may allow the Company to recover the majority, if not all, of the $1,027,500 investment.

COSTS AND EXPENSES

  The consolidated gross profit percentage is 17.86% for the three months ended July 31, 1995 and 15.83% for the three months ended July 31, 1994.

Operating expenses (selling, general and administrative) in the three months ended July 31, 1995 were $620,235 or 16.1% of sales compared to $505,936 or 15.2% of sales for the three months ended July 31, 1994, an increase of $114,299 or 2.9%. The majority of the increased expenses are due to increased sales staff at the Food Distribution division.

Interest expense for the three months ended July 31, 1995 increased $2,786 from $10,011 in the first quarter of the prior year to $12,797. The company continues to use its line of credit to maintain operations however, the line has not been increased.

Other income is $5,126 in the quarter ended July 31, 1995 versus $4,573 in the quarter ended July 31, 1994.

  The Company employed 67 at July 31, 1995, and 54 at July 31, 1994.

EARNINGS

  The Company recorded a profit of $64,390 in the three months ended July 31, 1995. This is comparable to a profit of $26,121 in the three months ended July 31, 1994. Income per share is $.007 and income per share is $.003 for the three months ending July 31, 1995 and July 31, 1994, respectively.


CAPITAL RESOURCES

  The Company had no material commitment for capital expenditures as of July 31, 1995.

LIQUIDITY

  Borrowed funds have been used primarily for working capital. Bank debt is $451,805 at July 31, 1995, and was $392,546 at July 31, 1994.

  The Company's unused line of credit was approximately $48,195 as of July 31, 1995 and approximately $107,454 as of July 31, 1994.

  The Company plans to continue using the promissory notes payable due in August, 1995, as working capital. The promissory notes payable maturities have been extended to February, 1996. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 1996. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

  Prior to 1991, the Company incurred significant operating losses, which resulted in reduced working capital, cash flow problems, and a net capital deficiency. Accordingly, the Company began a process of voluntarily reorganizing and financially restructuring its financial position. As a result, the Company was successful in settling substantially all past due liabilities from vendors and governmental taxing authorities on satisfactory terms.

  The Company recorded income from the Favorable settlement of liabilities of $234,603 in fiscal 1992, $78,842 in fiscal 1993 and $71,230 in fiscal 1995.
This income relates to the write off of vendor payables which had been accrued for in prior years at amounts greater than the actual cost of settlement. During fiscal 1991, many of these vendors accepted a portion of the debt owed in stock and a portion to be paid off over a three year period. During fiscal 1993, many of these same vendors forgave the remaining payments due to the significant increase in the value of the stock received and the fact that the Company was continuing to restructure and incurring cash flow problems. During fiscal 1995, the Company wrote off the rest of the vendor payables related to prior to 1989 which were not settled by the restructuring.

  The Company continued in fiscal 1995 to issue stock at fair market value for various legal, marketing and consulting services, in lieu of cash payments. During fiscal 1995, the Company issued 95,000 share of stock at a value of $219,668 for professional services to be provided in the future.

  The Company acquired RFI on April 21, 1994. The Company exchanged 650,000 shares of the Company's common stock for 100% of the issued and outstanding shares of RFI. At the date of acquisition, RFI's total assets were $565,605, consisting of cash of approximately $200,000, accounts receivable of approximately $280,000, and inventory of approximately $60,000. RFI's liabilities included approximately $260,00 of vendor payables, and $115,000 of accrued payroll and payroll taxes.

  The Company does not expect nor has it incurred any substantial costs associated with integrating RFI's operations. The Company expects that the majority of RFI's operations will continue to operate as it did under previous management. The Company does plan to expand the customer base of RFI, by hiring additional sales personnel in various locations. The additional costs of personnel should be more than offset by the additional contribution margin recognized. The Company hired five (5) additional sales personnel at various locations in fiscal 1995.

  The Company has entered into a letter of intent to purchase the operating rights and assets of Woodson Electronics, Inc. If the transaction is consummated under the terms of the letter of intent, the Company anticipates a purchase price of approximately 100,000 shares of the Company's common stock, $.01 par value, and cash payments totalling approximately $34,000, over a period of two (2) years. This transaction has not yet been finalized, but is expected to be finalized in fiscal 1996.

  The Company had an employment agreement with an individual in which the Company terminated the relationship in April 1995. Although a lawsuit has not been filed, the individual has asserted a significant claim for damages, and has proposed a settlement offer for $500,000. It is management's opinion that the Company will defend the claim vigorously.

  From a longer term perspective, the Company, through BNSC, will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available and these additional funds for the start up and construction of gaming facilities.
The Company anticipates initially obtaining these funds from two sources: internally generated working capital from non-gaming operations and the proceeds from an anticipated private placement of the Company's common stock. After a few gaming facilities become operational, the gaming operations will generate additional working capital for the start up and construction of other additional gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.



                               PART II.

                          OTHER INFORMATION

Responses to items 1 through 5 are omitted since these items are either inapplicable or the response thereto would be negative.

Item 6.   Exhibits and reports on Form 8-K.
          (A) Exhibits.
          None.

          (B) Reports on Form 8-K.
          None.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BUTLER NATIONAL CORPORATION
                              (Registrant)

August 30, 1995               CLARK D. STEWART
Date                          Clark D. Stewart
                              (President and Chief Executive Officer)


August 30, 1995               STEPHANIE S. RUSKEY
Date                          Stephanie S. Ruskey
                              (Vice President, Chief Financial Officer and
                                Principal Accounting Officer)