Form 10-Q
period 1995-10-31
BUTLER NATIONAL CORP
filed 1995-12-15
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                  For the quarter ended October 31, 1995

                       Commission File Number 0-1678


                        BUTLER NATIONAL CORPORATION
          (Exact name of Registrant as specified in its charter)


               Minnesota                        41-0834293
       (State of incorporation)     (I.R.S. Employer Identification No.)


                1546 E. Spruce Road, Olathe, KS            66061
        (Address of Principal Executive Office)          (Zip Code)


    Registrant's telephone number, including area code:  (913) 780-9595

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such
filing requirements for the past ninety days:  Yes  [X]   No [ ]

     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of October 31, 1995, was 8,880,890 shares.

                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS <FN1>
ASSETS                                          10/31/95        4/30/95
Current Assets:
Cash                                             $  926,713      $  212,799
Accounts receivable, net of allowance
 for doubtful accounts of $110,161 in 1995        1,450,855         974,506
Contracts in process                                101,957         140,092
Inventories:
   Raw materials                                    836,001         657,032
   Work in process                                  320,888         177,672
   Finished goods                                   276,169         188,864
                                                 __________      __________
                                                  1,433,058       1,023,568

Prepaid expenses and other assets                    86,532          69,299
                                                 __________      __________
Total current assets                              3,999,115       2,420,264

Property, Plant and Equipment:
   Machinery and equipment                          547,887         532,152
   Office furniture and fixtures                    398,874         375,111
   Leasehold improvements                            53,318          52,318
   Building                                         150,240         130,000
                                                 __________      __________
Total cost                                        1,150,319       1,089,581
Accumulated depreciation                           (826,232)       (804,952)
                                                 __________      __________
                                                    324,087         284,629
Other Assets                                      1,606,101       1,488,636
                                                 __________      __________
Total assets                                     $5,929,303      $4,193,529
                                                 ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Bank overdraft payable                         157,929         112,814
     Promissory notes payable                       421,722         362,495
     Current maturities of long-term debt            43,372          37,506
     Accounts payable                               855,125         638,741
     Customer Deposits                               59,946         155,669
     Accrued liabilities -
          Compensation and compensated absences     177,786         188,609
          Other                                      25,566          44,067
                                                 __________      __________
Total current liabilities                         1,741,446       1,539,901
Long-Term Debt, net of current maturities            95,724          81,347
                                                 __________      __________
Total liabilities                                 1,837,170       1,621,248
 Commitments and contingencies:
 Shareholders' equity :
 Preferred stock, par value $5 :
   Authorized, 200,000 shares, all classes
   $100 Class A, 9.8%, cumulative if earned,
   liquidation and redemption value $100,
   issued and outstanding, 20,000 shares            100,000         100,000
 Capital contributed in excess of par             1,900,000       1,900,000
 Common stock, par value $.01:
  Authorized, 40,000,000 shares
  Issued 8,231,015 shares April 30, 1995 &
  8,880,890 at October 31, 1995,                     88,809          82,310
 Common stock warrants                                8,707           8,707
 Capital contributed in excess of par             4,949,251       3,645,342
 Note receivable arising from stock
  purchase agreement                                (25,145)        (27,004)
 Unearned service contracts                        (342,968)       (422,185)
 Treasury stock (20,000 preferred &
  30,000 common)                                 (2,037,240)     (2,037,240)
 Retained earnings (deficit)                       (549,281)       (677,649)
  (Deficit of $11,938,813
   eliminated October 31, 1992)                  __________      __________
Total shareholders' equity                        4,092,132       2,572,281
                                                 __________      __________
Total liabilities and shareholders' equity       $5,929,303      $4,193,529
                                                 ==========      ==========

<F1> See accompanying notes to financial statements.

                     BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)<FN1>
                                              THREE MONTHS ENDED
                                                  October 31,
                                            1995             1994
Net sales                                   $4,229,528       $2,981,044
Cost of Sales                                3,381,472        2,366,046
                                             _________        _________
Gross profit                                   848,056          614,998
 Selling, general and administrative
 expenses                                      808,681          601,083
                                             _________        _________
 Operating income                               39,375           13,915
 Other income (expense):
  Interest expense                             (13,237)         (12,404)
  Interest income                                3,939            9,051
  Other                                         33,901             (401)
                                             _________        _________
 Other income                                   24,603           (3,754)
                                             _________        _________
Income before taxes                             63,978           10,161
 Provision for income tax                         -                -
                                             _________        _________
Net income                                  $   63,978       $   10,161
                                            ==========       ==========

Net income per share                        $      .01       $     .001
                                            ==========       ==========

Shares used in per share calculation         8,744,281        8,460,214
                                            ==========       ==========

<FN1> The accompanying notes are an integral part of these statements.

                   BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)<FN1>
                                               SIX MONTHS ENDED
                                                  October 31,
                                             1995            1994
Net sales                                    $8,083,888      $6,319,982
Cost of sales                                 6,547,226       5,176,379
                                              _________       _________
Gross profit                                  1,536,662       1,143,603
Selling, general and administrative
 expenses                                     1,428,917       1,107,019
                                              _________       _________
Operating income                                107,745          36,584
Other income (expense):
  Interest expense                              (26,034)        (23,636)
  Interest income                                 7,630          19,162
  Other                                          39,027           4,172
                                              _________       _________
Other income                                     20,623            (302)
                                              _________       _________
Income before taxes                             128,368          36,282
Provision for income tax                           -               -
                                              _________       _________
  Net income                                 $  128,368      $   36,282
                                             ==========      ==========

  Net income per share                       $      .01      $     .004
                                             ==========      ==========

  Shares used in per share calculation        8,914,413       8,471,643
                                              =========       =========

<FN1> The accompanying notes are an integral part of thetse statements.

                    BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)<FN1>
                                                  SIX MONTHS ENDED
                                                     October 31,
                                                1995            1994
Cash flows from operating activities:
  Net income                                     $  128,368      $   36,282
  Adjustments to reconcile income to
      net cash used in operations:
  Depreciation                                       21,280          37,871
  Amortization of shares issued for
   service contracts                                 79,217          38,250

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable       (476,349)        337,592
  (Increase) decrease in contracts in process        38,135        (223,569)
  (Increase) decrease in inventories               (409,490)         30,249
  (Increase) decrease in prepaid expenses and
   other current assets                             (17,233)         (9,832)
  (Increase) decrease in short term investments        -           (250,000)
  (Increase) decrease in other assets              (117,465)       (303,267)
  Increase (decrease) in accounts payable           216,384        (120,512)
  Increase (decrease) in customer deposits          (95,723)         45,675
  Increase (decrease) in accrued liabilities        (29,325)       (472,391)
                                                  _________       _________
Total adjustments                                  (790,569)       (889,934)
                                                  _________       _________
Cash provided by (used in) operations              (662,201)       (853,652)
                                                  _________       _________
Cash flows from investing activities:
 Capital expenditures, net                          (60,738)        (19,962)
                                                  _________       _________
 Cash provided by (used in) investing activities    (60,738)        (19,962)
 Cash flows from financing activities:
  Net borrowings under line-of-credit agreement      59,227          31,594
  Repayments and borrowings of long-term debt        20,243          (5,537)
  Bank overdraft payable                             45,115            -
  Proceeds from Stock Issuances, Net              1,312,268         166,500
                                                  _________       _________
 Cash provided by (used in) financing activities  1,436,853         192,557
                                                  _________       _________
Net increase (decrease) in cash                     713,914        (681,057)
Cash, beginning of period                           212,799       1,436,254
                                                  _________       _________
Cash, end of period                              $  926,713      $  755,197
                                                  =========       =========
Supplemental disclosures of
  cash flow information:
  Interest paid                                  $   12,155      $   22,075
  Income taxes                                        9,500           6,650

<FN1> The accompanying notes are an integral part of these statements.

                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required be generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 1995, are not indicative of the results of operations that may be expected for the year ending April 30, 1996.

  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1995.

2. On October 24, 1995 the Company completed a private offering of its securities. The Company sold 345,190 shares of common stock resulting in gross proceeds to the Company of approximately $725,000, and net proceeds of approximately $630,000, after deducting the expenses of the offering. The proceeds of the offering will be utilized in the Management Services Segment for opportunities related to the Indian Gaming Act of 1988.

3. The Company has capitalized approximately $1,070,000 related to the anticipated construction of three Indian gaming facilities. These costs are included in other assets in the accompanying balance sheet. In addition, the Company has included a prepayment for construction services to be rendered in connection with the Indian bingo facility in the amount of $242,500. The Company issued 100,000 shares of its common stock as payment for the construction services.

  Included in $1,070,000 of capitalized costs is 228 acres of land, of which 160 acres is located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas. The Company believes that the Kansas tract could be developed and sold for residential and commerical use other than Indian gaming, if the gaming enterprise does not open. Additional improvements including roads, water and sewer services, etc. are planned for this land. This may allow the Company to recover the majority, if not all, of the $1,070,000 investment. There can be no assurance the management agreements will be approved and the success of the Indian gaming facilities are dependent upon their approval.

4. The Company entered into an agreement on September 13, 1995 with the Village of Overton for the sale of the building in Overton, Nebraska. The Company received a cash payment of $30,000 at closing on September 18, 1995 and may receive an additional $70,000 if the Village of Overton is either able to sell or lease the building in the future.

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

                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended October 31, 1995 and 1994 and during the six months ended October 31, 1995 and 1994. Stock options are included as common stock equivalents because they are dilutive. Shares used in the per share computations are as follows:

                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                     October 31,            October 31,
                                   1995       1994       1995       1994

Common shares beginning of period  8,507,100  8,205,664  8,231,015  7,888,467

Cumulative increase in weighted
 average due to Common Stock
 Equivalents                         193,925    236,257    423,563    524,472

Cumulative increase in weighted
 average due to issues per
 Nonqualified Stock Option Plans      16,992     18,293     21,595     33,582

Cumulative increase in weighted
 average due to issues per legal
 and consulting agreements              -          -           447     25,122

Cumulative increase in weighted
 average due to issue per private
 offering                             26,264       -       237,793       -
                                   _________  _________  _________  _________

Weighted average shares,
 end of period                     8,744,281  8,460,214  8,914,413  8,471,643
                                   =========  =========  =========  =========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview of Operations: Sales for the second fiscal quarter and the six months ended October 31, 1995, increased $1,248,484 (41.9%) and $1,763,906
(27.9%), respectively, as compared to the same quarter and six months of the prior year. Increased sales occurred in the Food Distribution division (62.5%). Relatively stable sales occurred in the Aircraft Modifications division (0.5%). Switching Unit sales continued to decrease (19.9%). Sales at the Monitoring Services division increased (22.7%). The Temporary Services and Management Services divisions did not recognize any revenue in the second quarter of fiscal 1996.

  The Company recorded a profit of $128,368 in the current six month period compared to $36,281 in the prior period. The majority of the increase in profit relates to the increased profit in the Food distribution segment.

  The majority of the increase in cash is related to the two private offerings completed by the Company. Net proceeds of the offerings were approximately $1,200,000. The Company used approximately $700,000 in operations. Significant increases were in accounts receivable and inventory. The increase in accounts receivable relates to the growth in the Food Distribution segment and the increase in inventory relates to the aircraft modifications segment.

Food Distribution (R F, Inc.): Revenues from the Food Distribution business segment increased 55% from $2,139,791 in the prior quarter to $3,317,382 in the current year, due to the increasing customer base and additional sales personnel resulting in increased product sales. Food Distribution sales for the six months ended October 31, 1995, were $6,470,100 compared to $3,981,090 for the same period in the preceding fiscal year, an increase of $2,489,010 (62.5%). Contribution to earnings before corporate allocations increased from $87,895 and $209,187, respectively, in the quarter and six months ending October 31, 1994, to $207,575 and $359,847, respectively, in the quarter and six months ending October 31, 1995.

Aircraft Modification (Avcon Industries, Inc.): Sales at Avcon decreased $20,933 (3.4%) from $620,909 in the second quarter of the prior fiscal year to $599,976 during the current fiscal quarter ended October 31, 1995.
Avcon sales for the six months ended October 31, 1995 were $1,091,026 compared to $1,084,917 for the same period in the preceding fiscal year, an increase of $6,109 (0.5%).

  The gross profit percentage for the six months ended October 31, 1995 was 36.26% compared to 42.06% in the preceding six months. The decrease in the gross margin is due to research and development costs associated with new product development. This segment is continuing to work on the development of new products and expects the introduction of some of these products in the later part of fiscal 1996.

Switching Units (Woodson Avionics, Inc.): Switching unit sales for the quarter ended October 31, 1995, of $62,969 increased $20,218 (47.3%) as compared to switching unit sales of $42,751 for the same quarter of the prior year. Sales for the six month period ended October 31, 1995, reflect a decrease with current period switching unit sales totaling $86,652 versus $108,225 for the comparable period of the previous year, a $21,573 (19.9%) decrease.

  Sales to the major OEM customer increased 12.1% and sales for aircraft repair and refurbishment declined 37.4% from the first six months of fiscal 1995 to fiscal 1996. Operating profits increased from $2,777 in the first six months of fiscal 1995 to $7,666 in the first six months of fiscal 1996. The decrease in sales in the Avionics division continues to be a trend, largely due to the decrease in volume of aircraft produced by McDonnell Douglas.

SCADA Systems and Monitoring Services (Butler National Services, Inc.):
Monitoring service sales formonth and six month periods ended October 31, 1995, were $248,522 and $436,111, respectively, compared to $177,922 and $355,432
for the same periods in 1994.   Earnings from operations for the three month
and six month periods ended October 31, 1995, were $79,298 and $109,736, respectively, compared to the same periods in the prior year of $24,927 and $65,204.

  This segment continues to maintain a relatively level volume of sales due to long term contracts with municipalities. However this segment has had a 22.7% increase in sales in the first six months of fiscal 1996 and a 39.6 increase for the quarter ended October 31, 1995 due to special projects for other municpalities. If this segment is able to continue to increase their customer base continued increases in sales may occur.

Temporary Services (Butler Temporary Services, Inc.):   This segment did not
recognize any revenue in the first and second quarters of fiscal 1996.   If
and when the Company is able to open Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.

Management Services (Butler National Services Corporation): The Company has a management agreement with the Miami Tribe of Oklahoma to provide management services in connection with the Indian Gaming Regulatory Act. The Miami Tribe requested a compact for Class III Indian gaming on Indian land known as the Maria Christiana Miami Reserve No. 35 located in Miami County, Kansas, on July 9, 1992. During 1995, four Kansas Gaming Compacts for Indian gaming within the boundaries of the State were signed by the Governor of Kansas, approved by the Legislature, and approved by the Secretary of the Interior pursuant to the Indian Gaming Regulatory Act ("the IGRA").

  The Miami Tribe's 1992 compact is the subject of a lawsuit filed in February 1993, in the Federal District Court by the Miami Tribe alleging the failure to negotiate a compact in good faith by the State of Kansas. This case has been stayed pending the appeal to the United States Supreme Court of the Tenth Circuit Court's determination, relating to two of the tribes whose compacts have now been approved, that the State is bound to negotiate with the Indian tribes with Indian land within the boundaries of the State.

  In February 1993, former Kansas Governor Finney requested a determination of the suitability of the Miami Indian land for Indian Gaming under the IGRA from the Bureau of Indian Affairs ("the BIA"). In May 1994, the National Indian Gaming Commission ("the NIGC") again requested the same determination. Finally, in May 1995, an Associate Solicitor within the BIA issued an opinion letter stating the Miami Tribe has not established jurisdiction over the Miami land in Kansas. This is the first definitive statement received from the central office of the BIA in three years. The latest opinion is contrary to a September 1994, opinion of the Tulsa Field Solicitor, in an Indian probate stating that the Miami Tribe has jurisdiction over the Miami Indian land in Kansas. On July 11, 1995, the U.S. Department of Justice issued a letter to the Associate Solicitor expressing concerns about the conclusions reached based upon the analysis of the case.

  The Miami Tribe has challenged this opinion in Federal Court to prove and protect the sovereignty of the Miami Tribe and other Indian tribes relating to their lands. The ultimate approval of Butler's management agreement with the Miami Tribe depends upon the successful challenge by the Miami Tribe of the Associate Solicitor's opinion. Even though the Company believes that it and the tribe are in compliance with all laws and regulations, there is no assurance that the management agreement will be approved.

  Additionally, the Company has a management agreement with the Miami and Modoc tribes. A class III Indian Gaming Compact for a joint-venture by the Miami and Modoc Tribes, both of Oklahoma, has been approved by the State of Oklahoma and is progressing toward final approval. The agreement provides for Class III (Off-Track Betting "OTB") along with Class II (high stakes bingo) at a site within the City of Miami, Oklahoma.

  This compact is one of two such compacts approved in the State of Oklahoma as permitted by the Federal Indian Gaming Regulatory Act of 1988 (IGRA). The compact has been submitted to the U.S. Department of Interior for review and approval.

  The Company will provide management services to manage the joint-venture for the tribes. The proposed facility is planned to be approximately 18,000 square-feet and will be located directly south of the Modoc Tribal Headquarters building in Miami. The complex will contain off-track betting windows, a bingo hall, and a restaurant. The Company's proposed Management Agreement was filed in September 1994, with the National Indian Gaming Commission and provides for a five year agreement with a two-year option. The Manager is to receive a 30% share of the profits. Ultimate review and approval of this management agreement may be sometime after the final approval of the compact.

  The Company has a third management agreement with the Modoc Tribe of Oklahoma, Miami, Oklahoma, to contruct and operate an Indian gaming facility on Modoc Reservation lands. The agreement was filed with the National Indian Gaming Commission ("NIGC") on June 7, 1994, for review and approval. No approval date has been communicated by the NIGC.

  The Company incurred $330,000 in general and administrative expenses in the current fiscal year associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized $79,217 and $38,250 as expense in the first six months of 1996 and 1995, respectively, related to shares issued for services rendered to the Company in that regard.

  The Company has invested $1,070,000 in land, land improvements and professional design fees related to the development of three Indian Gaming facilities. Included in this investment is 228 acres of land. The Kansas land (160 acres in Miami County) is located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas. The Company believes that the Kansas tract could be developed and sold for residential and commercial use other than Indian gaming if the gaming enterprise does not open. Additional improvements including access roads, water and sewer services, etc. are planned for this land. After these improvments, the land may be sold in small tracts. The other 68 acres is the proposed site for the Modoc Tribe gaming facility. This may allow the Company to recover the majority, if not all, of the $1,070,000 investment.

COSTS AND EXPENSES

The consolidated gross profit percentages of 20.0% for the quarter and 19.0% for the six months ended October 31, 1995, compared to 20.6% and 18.1% for the same periods of the prior year.

Operating expenses (selling, general and administrative) for the three and six month periods ended October 31, 1995, were $808,681 (19.1%) and $1,428,917
(17.7%), respectively, versus $601,083 (20.2%) and $1,107,019 (17.5%) for the comparable periods of the prior year.

Interest Expense for the three and six month periods ended October 31, 1995, increased $833 and decreased $2,398, respectively, as compared to the same periods of the prior year. The Company continues to use its line of credit to maintain operations. However, the line has not been increased and no additional debt has been incurred to sustain the general operations of the Company.

Other Income is $39,027 in the six months ended October 31, 1995, versus $4,172 in the six months ended October 31, 1993. Approximately $25,000 relates to a gain recognized on the sale of the building in Overton, Nebraska.

EARNINGS

The Company earned a consolidated net income of $63,978 ($.01 income per share) for the quarter and $128,368 ($.01 income per share) for the six months ended October 31, 1995, compared to net income of $10,161 ($.001 income per share) and $36,282 ($.004 income per share), respectively, for the same periods of the prior year.

CAPITAL RESOURCES

The Company had no material commitments for capital expenditures at October 31, 1995.

LIQUIDITY

Borrowed funds have been used primarily for working capital. Bank debt at October 31, 1995, is $421,722 and was $436,945 at October 31, 1994. The
Company's unused line of credit was approximately $78,278 as of October 31, 1994.

The Company plans to continue using the promissory notes payable due in November, 1995, as working capital. The promissory notes payable maturities have been extended to February, 1996. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 1996. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently has enough cash to pay off the notes without significantly affecting the liquidity of the Company.

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

The Company recorded income from the Favorable settlement of liabilities of $234,603 in fiscal 1992, $78,842 in fiscal 1993 and 71,230 in fiscal 1995.
This income relates to the write off of vendor payables which had been accrued for in prior years at amounts greater than the actual cost of settlement. During fiscal 1991, many of these vendors accepted a portion of the debt owed in stock and a portion to be paid off over a three year period. During fiscal 1993, many of these same vendors forgave the remaining payments due to the significant increase in the value of the stock received and the fact that the Company was continuing to restructure and incurring cash flow problems. During fiscal 1995, the Company wrote off the rest of the vendor payables related to prior to 1989 which were not settled by the restructuring.

The Company continued in fiscal 1995 to issue stock at fair market value for various legal, marketing and consulting services, in lieu of cash payments. During fiscal 1995, the Company issued 95,000 shares of stock at a value of $219,668 for professional services to be provided in the future.

The Company acquired RFI on April 21, 1994. The Company exchanged 650,000 shares of the Company's common stock for 100% of the issued and outstanding shares of RFI. At the date of acquisition, RFI's total assets were $565,605, consisting of cash of approximately $200,000, accounts receivable of approximately $280,000, and inventory of approximately $60,000. RFI's liabilities included approximately $260,000 of vendor payables, and $115,000 of accrued payroll and payroll taxes.

The Company does not expect nor has it incurred any substantial costs associated with integrating RFI's operations. The Company expects that the majority of RFI's operations will continue to operate as it did under previous management. The Company does plan to expand the customer base of RFI, by hiring additional sales personnel in various locations. The additional costs of personnel should be more than offset by the additional contribution margin recognized. The Company hired five additional sales personnel at various locations in fiscal 1995.

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

The Company had an employment agreement with an individual in which the Company terminated the relationship in April 1995. This individual filed a lawsuit against the Company in October 1995. The individual has asserted a significant claim for damages and proposed a settlement offer for $500,000. It is management's opinion that the Company will defend the claim vigorously.

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


                                     BUTLER NATIONAL CORPORATION
                                     (Registrant)



  December 13, 1995                  CLARK D. STEWART
  Date                               Clark D. Stewart,
                                     (President and Chief Executive Officer)



  December 13, 1995                  STEPHANIE S. RUSKEY
  Date                               Stephanie S. Ruskey
                                     (Vice President and Chief
                                      Financial Officer)