Form 10-Q
period 1996-01-31
BUTLER NATIONAL CORP
filed 1996-03-18
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
               Quarterly Report Pursuant to Section 13 or 15(d) of the
    X          Securities Exchange Act of 1934

               For the quarter ended January 31, 1996

               Transition Report Pursuant to Section 13 or 15 (d) of the Security Exchange Act of 1934

               For the quarter ended January 31, 1996.

                       Commission File Number 0-1678


                        BUTLER NATIONAL CORPORATION
          (Exact name of Registrant as specified in its charter)

               Minnesota                     41-0834293
       (State of incorporation)   (I.R.S. Employer Identification No.)

                  1546 East Spruce, Olathe, Kansas  66061
        (Address of Principal Executive Office)          (Zip Code)

    Registrant's telephone number, including area code:  (913) 780-9595

Former Name, former address and former fiscal year if changed since last report: Not Applicable.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such
filing requirements for the past ninety days:  Yes  X   No ______


     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of January 31, 1996, was 8,980,890 shares.

                            BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS<FN1>
ASSETS                                             1/31/96       4/30/95

Current Assets:
     Cash                                          $  555,598    $  212,799
     Accounts receivable, net of allowance for
          doubtful accounts of $110,161 at April
          30, 1995 and January 31, 1996             1,137,894       974,506

     Contracts in process                             441,022       140,092
     Inventories:
               Raw materials                          905,564       657,032
               Work in process                        447,091       177,672
               Finished goods                         398,060       188,864
                                                    ----------    ---------
                                                     1,750,715    1,023,568

     Prepaid expenses and other assets                  67,280       69,299
                                                    ----------    ---------
          Total current assets                       3,952,509    2,420,264

Property, Plant and Equipment:

     Machinery and equipment                           547,887      532,152
     Office furniture and fixtures                     398,874      375,111
     Leased improvements                                53,318       52,318
     Building                                          150,240      130,000
                                                     ---------    ---------
          Total cost                                 1,150,319    1,089,581


     Accumulated depreciation                         (838,473)    (804,952)
                                                      ---------   ----------
                                                        311,846     284,629

Other Assets                                          3,140,067   1,488,636

                                                      ---------   ---------
               Total assets                          $7,368,422  $4,193,529
                                                     ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank Overdraft payable                            $104,016    $112,814
    Promissory notes payable                            456,605     362,495
     Current maturities of long-term debt               121,376      37,506
     Accounts payable                                   855,279     638,741
     Customer Deposits                                  109,946     155,669
     Accrued liabilities -
          Compensation and compensated absences         169,584     188,609
          Other                                          42,897      44,067
                                                      ---------   ---------
               Total current liabilities              1,859,703   1,539,901

Long-Term Debt, net of current maturities             1,469,721      81,347

                                                      ---------   ----------
               Total liabilities                      3,329,424   1,621,248

Commitments and contingencies:
Shareholders' equity :

     Preferred stock, par value $5 :
          Authorized, 200,000 shares, all classes
          $100 Class A, 9.8%, cumulative if earned,
             liquidation and redemption value $100,
             issued and outstanding, 20,000 shares     100,000      100,000
          Capital contributed in excess of par       1,900,000    1,900,000
     Common stock, par value $.01:
          Authorized, 40,000,000 shares
          Issued 8,231,015 shares April 30, 1995 &
          8,980,890 at January 31, 1996,                89,809       82,310
          Common stock warrants 8,7078,707
          Capital contributed in excess of par       5,018,251    3,645,342
     Note receivable arising from stock purchase
     agreement                                         (98,192)     (27,004)
     Unearned service contracts                       (313,436)    (422,185)
     Treasury stock (20,000 preferred &
     50,000 common)                                 (2,087,240)  (2,037,240)
     Retained earnings                                (542,901)    (677,649)
 (Deficit of $11,938,813 eliminated October 31, 1992)
                                                     ---------   -----------
               Total shareholders' equity            4,074,998    2,572,281
               Total liabilities and
                 shareholders' equity               $7,404,422   $4,193,529
                                                     =========   ==========

<F1> See accompanying financial statements.

                     BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME<FN1>

                                                      THREE MONTHS ENDED
                                                          January 31,

                                                    1996         1995
Net Sales                                           $3,720,955    $3,467,773
Cost of sales                                        2,934,968     2,825,019
                                                     ---------     ---------
Gross profit                                           785,987       642,754

Selling general and administrative expenses            756,616       634,930
                                                     ---------     ---------
 Operating income                                       29,371         7,824
Other income (expense):
     Interest expense                                  (41,029)      (13,679)
     Interest income                                     5,993         7,882
     Other                                              12,045           135
                                                      --------     ---------
Other income                                           (22,991)       (5,662)
Income before taxes                                      6,380         2,162
Provision for income tax                                   -             -
                                                       --------    ---------
     Net income                                         $6,380        $2,162
                                                       ========     ========
Net income per share                                    $0.000       $ 0.000
Shares used in per share calculation                 8,550,026     8,776,619

<FN1> The accompanying notes are an intefral part of these statements.

                         BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME <FN1>
                                                    NINE MONTHS ENDED
                                                        January 31,
                                                   1996          1995
Net sales                                          $11,804,843    $ 9,787,754
Cost of sales                                        9,482,194      8,001,397
                                                    ----------     ----------
Gross profit                                         2,322,649      1,786,357
Selling general and administrative expenses          2,185,534      1,741,949
                                                    ----------     ----------
     Operating income                                  137,115         44,408
Other income (expense):
     Interest expense                                  (67,063)       (37,315)
     Interest income                                    13,623         27,045
     Other                                              51,073          4,306
                                                     ---------     ----------
Other income                                            (2,367)        (5,964)
                                                    ----------     ----------
Income before taxes                                    134,748         38,444
Provision for income tax                                   -              -
                                                    ----------     ----------
     Net income                                     $  134,748     $   38,444
                                                    ==========     ==========
Net income per share                                $    0.020     $    0.004
                                                    ==========     ==========
Shares used in per share calculation                 9,192,797      8,701,679

<FN1>  The accompanying notes are an integral part of these statements.

                            BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            <FN1>
                                                       NINE MONTHS ENDED
                                                          January 31,
                                                     1996         1995
Cash flows from operating activities:
  Net income                                          $134,748     $  38,444
  Adjustments to reconcile income to
      net cash used in operations:
  Depreciation                                          33,521        54,292
  Amortization of shares issued for service contracts  108,749        77,374

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable          (163,388)      179,075
  (Increase) decrease in contracts in process         (300,930)     (220,805)
  (Increase) decrease in inventories                  (727,146)     (349,011)
  (Increase) decrease in prepaid expenses
        and other current assets                         2,019          (520)
  (Increase) decrease in other assets                 (151,424)     (288,237)
  Increase (decrease) in accounts payable              216,538        86,524
  Increase (decrease) in customer deposits             (45,723)       24,242
  Increase (decrease) in accrued liabilities           (20,196)     (470,420)
                                                       -------       -------
       Total adjustments                            (1,047,980)     (907,486)
                                                     ---------      ---------
     Cash provided used in operations                 (913,232)     (869,042)
                                                     ----------     ---------
Cash flows from investing activities:
     Capital expenditures, net                         (60,738)     (128,227)
  Proceeds from short term investments                     -         300,000
                                                     -----------   ----------
     Cash provided by (used in) investing activities    (60,738)     171,773
                                                     -----------    ---------
  Net borrowings under line-of-credit agreement          94,110       45,907
  Repayments and borrowings of long term debt           (27,756)    (341,530)
  Bank overdraft payable                                 (8,798)         -
  Proceeds from Stock Issuances, Net                  1,309,213      166,500
       Purchase of Treasury Stock                       (50,000)         -
                                                      ---------     ---------
     Cash provided by (used in) financing activities  1,316,769     (129,123)

Net increase (decrease) in cash                         342,799     (826,392)
Cash, beginning of period                               212,799    1,436,254
                                                      ---------   ----------
Cash, end of period                                    $555,598    $ 609,862

Supplemental disclosures of cash flow information:
  Interest paid                                       $  39,859   $   35,486
  Income taxes                                           20,668        6,650
       Non-cash transactions:
             Acquisition of Lear 35 for debt          1,500,000          -


FN1> The accompanying notes are an integral part of these statements.

                            BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 1996 are not indicative of the results of operations that may be expected for the year ending April 30, 1996.

  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1995.

2. The Company has capitalized approximately $1,100,000 related to the anticipated construction of three Indian gaming facilities. These costs are included in other assets in the accompanying balance sheet. In addition, the Company has included a prepayment for construction services to be rendered in connection with the Indian bingo facility in the amount of $242,500. The Company issued 100,000 shares of its common stock as payment for the construction services.

  Included in $1,100,000 of capitalized costs is 228 acres of land, of which 160 acres is located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas. The Company believes that the Kansas tract could be developed and sold for residential and commercial use other than Indian gaming, if the gaming enterprise does not open. Additional improvements including roads, water and sewer services, etc. are planned for this land. This may allow the Company to recover the majority, if not all, of the $1,100,000 investment. There can be no assurance the management agreements will be approved and the success of the Indian gaming facilities are dependent upon their approval.

3. The Company entered into an agreement on September 13, 1995, with the Village of Overton for the sale of the building in Overton, Nebraska. The Company received a cash payment of $30,000 at closing on September 18, 1995, and may receive an additional $70,000 if the Village of Overton is either able to sell or lease the building in the future.

4. The Company acquired a Lear 35, valued at approximately 1,500,000, to be used in the aircraft modification division. This asset is included in other assets in the accompanying balance sheet. The Company anticipates this aircraft will be used to further test and develop new products in the aircraft modification segment.

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

6. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended January 31, 1996 and 1995 and during the nine months ended January 31, 1996 and 1995. Stock options are included as common stock equivalents because they are dilutive. Shares used in the per share computations are as follows:

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                        January 31,          January 31,
                                    1996       1995       1996       1995

Common shares beginning of period   8,490,850  8,513,272  8,231,015  7,888,467
Cumulative increase in weighted
average due to Common Stock
Equivalents                            49,393    191,151    568,672    716,499
Cumulative increase in weighted
average due to issues per
Nonqualified Stock Option Plans         9,783     30,435     32,249     54,100
Cumulative increase in weighted average
due to issues per legal and consulting
agreement                                 -       41,761        607     42,613
Cumulative increase in weighted average
due issue per private offering            -          -      360,254        -
                                    -------------------------------------------
Weighted average shares, end
of period                           8,550,026  8,776,619  9,192,797  8,701,679

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview of Operations: Sales for the third fiscal quarter and the nine months ended January 31, 1996, increased $253,182 (7.3%) and $2,017,089 (20.6%), respectively, as compared to the same quarter and nine months of the prior year. For the nine months, increased sales occurred in the Food Distribution division (46.1%). Decreased sales occurred in the Aircraft Modifications division (17.1%). Switching Unit sales increased (19.4%). Sales at the Monitoring Services division increased (13%). The Temporary Services and Management Services divisions did not recognize any revenue in the third quarter of fiscal 1996.

  The Company recorded a profit of $134,748 in the current nine month period compared to $38,444 in the prior period. The majority of the increase in profit relates to the Food Distribution segment.

Food Distribution (R F, Inc.): Revenues from the Food Distribution business segment increased 20.3% from $2,539,243 in the third quarter of the prior fiscal year to $3,053,758 in the current fiscal quarter ended January 31, 1996. Food Distribution sales for the nine months ended January 31, 1996, were $9,523,858 compared to $6,520,333 for the same period in the preceding fiscal year, an increase of $3,003,525 (46.1%). Revenue continues to increase due to an increasing customer base and additional sales personnel resulting in increased product sales. Contribution to earnings increased from $171,261 and $380,449, respectively, in the quarter and nine months ending January 31, 1995, to $231,352 and $591,199, respectively, in the quarter and nine months ending January 31, 1996. The increase is a function of increased sales.

Aircraft Modification (Avcon Industries, Inc.): Sales at Avcon decreased $306,304 (45.6%) from $667,128 in the third quarter of the prior fiscal year to $360,824 during the current fiscal quarter ended January 31, 1996.
 Avcon sales for the nine months ended January 31, 1996 were $1,451,850 compared to $1,752,045 for the same period in the preceding fiscal year, a decrease of $300,195 (17.1%). The decrease in revenue relates to a decrease in the volume of production at the aircraft modification facility.

  The gross profit percentage for the nine months ended January 31, 1996 was 34.70% compared to 37.66% in the preceding nine months.

  This segment is continuing to work on the development of new products and expects the introduction of some of these products in the later part of fiscal 1996.

Switching Units (Woodson Avionics, Inc.): Switching unit sales for the quarter ended January 31, 1996, of $99,268 increased $51,769 (109%) as compared to switching unit sales of $47,499 for the same quarter of the prior year. Sales for the nine month period ended January 31, 1996, reflect an increase with current period switching unit sales totaling $185,919 versus $155,724 for the comparable period of the previous year, a $30,195
(19.4%) increase.

  Sales to the major OEM customer increased 56.82% and sales for aircraft repair and refurbishment declined 16.6% from the first nine months of fiscal 1995 to fiscal 1996. Operating profit results went from a breakeven in the first nine months of fiscal 1995 to a profit of $36,912 in the first nine months of fiscal 1996. The increase in sales in the Avionics division relates to the increase in the volume of aircraft produced by McDonnell Douglas. The operations are now at a profitable point due to the higher volume of units required by McDonnell Douglas.

SCADA Systems and Monitoring Services (Butler National Services, Inc.):
Monitoring service sales for the three month and nine month periods ended January 31, 1996, were $217,105 and $643,216, respectively, compared to $213,904 and $569,336 for the same periods in 1995, an increase of 3.2% and
13% for the three and nine month periods.   Earnings from operations for the
three month and nine month periods ended January 31, 1996, were $39,492 and $179,229, respectively, compared to the same periods in the prior year of $47,405 and $112,609. This segment continues to maintain a relatively level volume of sales due to long-term contracts with municipalities.

Temporary Services (Butler Temporary Services, Inc.):    This segment did not
recognize any revenue in the nine months ended January 31, 1996. If and when the Company is able to open Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.

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

  Additionally, the Company has a management agreement with the Miami and Modoc tribes. A class III Indian Gaming Compact for a joint-venture by the Miami and Modoc Tribes, both of Oklahoma, has been approved by the State of Oklahoma and by the Assistant Secretary, Indian Affairs for the U.S. Department of the Interior. The Compact has been published in the Federal Register and is therefore, deemed effective. The Compact provides for Class III (Off-
Track Betting "OTB") along with Class II (high stakes bingo) at a site within the City of Miami, Oklahoma.

  The Company will consult with the development and plans to manage the joint-venture for the tribes. The proposed facility is planned to be approximately 18,000 square-feet and will be located directly south of the Modoc Tribal Headquarters building in Miami. The complex will contain off-track betting windows, a bingo hall, and a restaurant. The Company's proposed Management Agreement was filed in September 1994, with the NIGC and rejected pending approval of this Compact. The five year agreement with a two-year option has been resubmitted and currently is being reviewed by the NIGC. The Manager is to receive a 30% share of the profits.

  The company has a third management agreement with the Modoc Tribe of Oklahoma, Miami, Oklahoma, to construct and operate an Indian gaming facility on Modoc Reservation lands. The agreement was filed with the NIGC on June 7, 1994, for review and approval. No approval date has been communicated by the NIGC.

  The Company incurred $202,127 in general and administrative expenses in the current fiscal year associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized $108,749 and $77,374 as expense in the first nine months of 1996 and 1995, respectively, related to shares issued for services rendered to the Company in that regard.

  The Company has invested $1,100,000 in land, land improvements and professional design fees related to the development of three Indian Gaming facilities. Included in this investment is 228 acres of land. The Kansas land (160 acres in Miami County) is located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas. The Company believes that the Kansas tract could be developed and sold for residential and commercial use other than Indian gaming if the gaming enterprise does not open. Additional improvements, including access roads, water and sewer services, etc. are planned for this land. After these improvements, the land may be sold in small tracts. The other 68 acres is the proposed site for the Modoc Tribe gaming facility. This may allow the Company to recover the majority if not all, of the $1,100,000 investment, should the Company not be successful in establishing gaming operations.

COSTS AND EXPENSES

  The consolidated gross profit percentages of 21.1% for the quarter and 19.7% for the nine months ended January 31, 1996, compared to 18.5% and 18.3% for the same periods of the prior year. The higher gross profit percentages are due to the higher margins being recognized in the Food Distribution segment.

Operating expenses (selling, general and administrative) for the three and nine month periods ended January 31, 1996, were $756,616 (20.3%) and $2,185,534
(18.5%), respectively, versus $634,930 (18.3%) and $1,741,949 (17.8%) for the comparable periods of the prior year. The increased expenses are due to higher professional fees associated with the company's plans to explore service opportunities related to the Indian Gaming Act of 1988.

Interest Expense for the three and nine month periods ended January 31, 1996, increased $27,350 and increased $29,748, respectively, as compared to the same periods of the prior year. The Company continues to use its line of credit to maintain operations. However, the line has not been increased and no additional debt has been incurred to sustain the general operations of the Company. However, the Company borrowed approximately $1,500,000 for the purchase of a Lear 35 for use in the aircraft modification division.

Other Income is $51,072 in the nine months ended January 31, 1996, versus $4,306 in the nine months ended January 31, 1995. Approximately $25,000 relates to a gain recognized on the sale of the building in Overton, Nebraska.

EARNINGS

  The Company earned a consolidated net income of $6,830 ($.000 income per share) for the quarter and $134,748 ($0.020 income per share) for the nine months ended January 31, 1996, compared to net income of $2,162 ($0.000 income per share) and $38,444 ($0.004 income per share), respectively, for the same periods of the prior year.

CAPITAL RESOURCES

  The Company had no material commitments for capital expenditures at January 31, 1996.

LIQUIDITY

  Borrowed funds have been used primarily for working capital. Bank debt at January 31, 1996, is $456,605 and was $451,257 at January 31, 1995. The
Company's unused line of credit was approximately $43,395 as of January 31, 1996.

  The Company plans to continue using the promissory notes payable due February, 1996, as working capital. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 1996. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company. The only other significant debt of the Company relates to the purchase of a Lear 35 in the amount of approximately $1,500,000 which is fully collateralized by the aircraft.

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

  The Company recorded income from the Favorable settlement of liabilities of $234,603 in fiscal 1992 and $78,842 in fiscal 1993 and $71,230 in fiscal 1995. This income relates to the write off of vendor payables which had been accrued for in prior years at amounts greater than the actual cost of settlement. During fiscal 1991, many of these vendors accepted a portion of the debt owed in stock and a portion to be paid off over a three year period. During fiscal 1993, many of these same vendors forgave the remaining payments due to the significant increase in the value of the stock received and the fact that the Company was continuing to restructure and incurring cash flow problems. During fiscal 1995, the Company wrote off the rest of the vendor payables related to prior to 1989, which were not settled by the restructuring.

  The Company continued in fiscal 1995 to issue stock at fair market value for various legal, marketing and consulting services, in lieu of cash payments. During fiscal 1995, the Company issued 95,000 shares of stock at a value of $219,668 for professional services to be provided in the future. During fiscal 1996, the Company has issued 1,000 shares of stock with a value of $4,000 for professional services provided.

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

  The Company does not expect nor has it incurred any substantial costs associated with integrating RFI's operations. The Company expects that the majority of RFI's operations will continue to operate as it did under previous management. The Company does plan to expand the customer base of RFI, by hiring additional sales personnel in various locations. The additional costs of personnel should be more than offset by the additional contribution margin recognized. The Company hired five (5) additional sales personnel at various locations in fiscal 1995. The Company continues to hire additional sales personnel three (3) in fiscal 1996.

  The Company has entered into a letter of intent to purchase the operating rights and assets of Woodson Electronics, Inc. If the transaction is consummated under the terms of the letter of intent, the company anticipates a purchase price of approximately 100,000 shares of the Company's common stock, $.01 par value, and cash payments totaling approximately $34,000, over a period of two (2) years. This transaction has not yet been finalized, but is expected to be finalized in fiscal 1996.

  The Company had an employment agreement with an individual in which the Company terminated the relationship in April, 1995. This individual filed a lawsuit against the Company in October, 1995. The individual has asserted a significant claim for damages and proposed a settlement offer for $500,000. It is management's opinion that the Company will defend the claim vigorously.

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

                            BUTLER NATIONAL CORPORATION
                            (Registrant)


  March 14, 1996            CLARK D. STEWART
  Date                      Clark D. Stewart
                            (President and Chief Executive Officer)


  March 14, 1996            STEPHANIE S. RUSKEY
  Date                      Stephanie S. Ruskey
                            (Vice President and Chief Financial Officer)