Form 10-K/A
period 1995-04-30
BUTLER NATIONAL CORP
filed 1996-04-22
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A
                              Amendment No. 2

           Annual Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 [Fee Required]

                 For the fiscal year ended April 30, 1995

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

    Registrant's telephone number, including area code:  (913) 780-9595
     Securities registered pursuant to Section 12(b) of the Act:  None
        Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.01 Par Value
                             (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to
such filing requirements for the past ninety days:  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $19,764,350 at February 9, 1996, when the average bid and asked prices of such stock was $2.6875.

     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of February 9, 1996, was 8,980,890 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                  PART I

Item 1.  BUSINESS

General

  Butler National Corporation (the "Company" or "BNC") is a Minnesota corporation formed in 1960, with corporate headquarters at 1546 East Spruce, Olathe, Kansas 66061.

  Current Activities. The Company's current product lines and services include:

  (1) Aircraft Modifications - principally includes the modification of business-size aircraft from passenger to freighter configuration, conversion to air ambulance, addition of aerial photography capability, addition of exterior cargo space and other modifications. The Company provides these services through its subsidiary Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon").

(2) Avionics - principally includes the manufacture of airborne radio and instrument switching units used in DC-9, DC-10, DC- 9/80, MD-80 and the KC-10 aircraft. The Company provides these services through its subsidiary Woodson Avionics, Inc. ("Switching Units", "Avionics" or "WAI").

(3) Food Distribution Services - principally includes food distribution to the wholesale, food processing and retailing industries. The Company provides these services through its subsidiary R F, Inc. ("Food Distribution" or "RFI").

(4) Gaming - principally includes the business management services to Indian tribes in connection with the Indian Gaming Act of 1988. The Company provides these services through its subsidiary Butler National Service Corporation ("Management Services", "Gaming" or "BNSC").

(5) SCADA Systems and Monitoring Services - principally includes the monitoring of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector and related repair services. The Company provides these services through its subsidiary Butler National Services, Inc. ("Monitoring Services" or "BNS").

(6) Temporary Services - provides temporary employee services for corporate clients. The Company provides these services through its subsidiary Butler Temporary Services, Inc. ("Temporary Services" or "BTS").

  Assets as of April 30, 1995 and Net Revenues for the year ended April 30,
1995.

            Industry Segment           Assets    Revenue
             Aircraft Modifications     38.1%     14.1%
             Avionics                    4.2%      1.8%
             Food Distribution          26.2%     72.1%
             Gaming                     23.7%      0.0%
             Monitoring Services         3.3%      6.0%
             Temporary Services           .1%      6.0%
             Corporate Office            4.4%      0.0%

    The Company engaged Arthur Andersen LLP to audit the financial statements included herein for the years ended April 30, 1995, 1994 and 1993. Arthur Andersen LLP's opinion on the financial statements as of April 30, 1995, 1994 and 1993, is included herein.

Financial Information about Industry Segments

    Information with respect to the Company's industry segments are found at
Note 11 of Notes to Consolidated Financial Statements for the year ended April 30, 1995, located herein at pages 41 and 42.

Narrative Description of Business

    Aircraft Modification. The Company modifies business category aircraft at Avcon. The modifications include aircraft conversion from passenger to freighter configuration, conversion to air ambulance, addition of aerial photography capability, addition of exterior cargo space, and other special mission modifications. Avcon offers aerodynamic and stability improvement products for selected business jet aircraft.

    Sales of the Aircraft Modifications product line are handled directly through the Aircraft Modifications Division in Newton, Kansas. Specialty modifications are quoted individually by job. The Company is geographically located in the marketplace for the Aircraft Modifications products and it believes there are three competitors (AAR of Oklahoma, AVTEC, Dee Howard Company) in the industry in which the Aircraft Modifications Division participates.

    Avionics - Switching Units. The Company has an agreement with McDonnell Douglas to manufacture and repair airborne switching systems for McDonnell Douglas and its customers. The Company subcontracts with its wholly owned subsidiary Woodson Avionics, Inc. in Imboden, Arkansas, for the manufacture and repair of Switching Units. Switching Units are utilized to switch the presentation to the flight crew from one radio system to another, from one navigational system to another and to switch instruments in the aircraft from one set to another. The Switching Units are designed and manufactured to meet McDonnell Douglas and FAA requirements. Most McDonnell Douglas commercial aircraft are equipped with one or more Butler National Switching Units.

    Marketing is accomplished directly between the Company and McDonnell Douglas. Competition is minimal. However, sales are directly related to McDonnell Douglas' production of DC-9, DC-10, DC9/80, MD-80, MD-90, MD-11 and KC-10 tanker aircraft. The current McDonnell Douglas contract has been extended to 1997.

    The Company sells to McDonnell Douglas on terms of 2% 10 days, net 30 days. All payments have been and continue to be within these terms. The Company has ordinary course of business purchase orders from the commercial division (Douglas Aircraft Company) for products with scheduled shipment dates into the year 1997. However, should McDonnell Douglas financially reorganize or for some other reason not accept shipment against these orders, the Company could suffer significant loss of revenue.

    Food Distribution. RFI is a specialty food distribution business with contract warehouses in St. Louis and Kansas City, Missouri. RFI serves a wide range of customers, nationwide, in the wholesale, food processing and retailing industries. RFI purchases from manufacturers product overruns, seconds, and merchandise approaching ideal quality date and sales these products to various wholesalers and retailers. Product items are "center of the plate items," ie. meat and poultry products. The acquisition of various products in this very competitive market is dependent upon successful bidding at a price standpoint. Most products sold on a bid basis and products compete with all other standard products under regulated method of distribution. The Company competitively bids various governmental agencies, school districts, prison systems and others to supply product to institutions. Purchases are immediate with ten day terms and sales terms are 30 days.

    Management Services. BNSC is engaged in the business of providing management services to Indian Tribes in connection with the Indian Gaming Act of 1988. The Company has three management agreements in place; however, the performance of these agreements is contingent upon and subject to various approvals by the Secretary of Interior, Bureau of Indian Affairs, National Indian Gaming Commission and the appropriate State if required. Also, the Company has a signed consulting engagement letter with another tribe to study and develop a plan for Indian gaming.

    The management services to be provided by the Company will include consulting and services for the development and plans to manage the facilities for the Tribes. The Company will provide the necessary funds to construct the facilities and will be repaid the principal plus interest out of the profits of the operation. Additionally, the Company will receive a thirty percent (30%) share of the profits for its management services.

    SCADA Systems and Monitoring Services. BNS is engaged in the sale of monitoring and control equipment as well as the sale of monitoring services including repairs for water and wastewater remote pumping stations through electronic surveillance by radio or telephone. BNS contracts with government and private owners of water and wastewater pumping stations to provide both monitoring and preventive maintenance services for the customer.

    The Company expects a high percentage of BNS business to come from municipally owned pumping stations. Currently, BNS is soliciting business in Florida only. While the Company has exposure to competitive forces in the monitoring and preventive maintenance business, management believes the competition is limited.

    Temporary Services. BTS is engaged in the business of providing managed temporary personnel to corporate clients. These personnel are provided to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas, Missouri and Oklahoma. Currently, this Company is inactive.

    Raw Materials. Raw materials relating to all of the Company's products and services are currently available from several sources except for certain components used in the manufacture of the Switching Units which have long lead time components and/or are single sourced.

    Patents. There are no patents, trademarks, licenses, franchises, or concessions held by the Company or which need to be held in order for it to engage in the businesses in which it engages. However, the Company maintains certain airframe alteration certificates, commonly referred to as Supplemental Type Certificates ("STCs"), issued to it by the FAA for its Aircraft Modification business.

    Seasonality. The Company's business is generally not seasonal. Demand for the Falcon 20 cargo aircraft modifications is related to the seasonal activity of the automotive industry in the United States because many of these modified aircraft are used to carry automotive parts to automobile manufacturing facilities. The peak modification demand occurs in late spring and early summer. Peak usage of the modified aircraft is from June to December. Future changes in the automotive industry could result in the fluctuation of revenues at the Aircraft Modifications Division.

    Customer Arrangements. Most of the Company's products are custom-made. No special inventory storage arrangements, merchandise returns and allowances policies or extended payment practices are involved in the Company's business except in isolated situations. The Company is not dependent upon any single customer except in the case of Switching Units. Switching Units are sold to McDonnell Douglas and Douglas Aircraft Company customers. The Company has required deposits from its customers for aircraft production schedule dates.

    Backlog. The Company's backlog as of April 30, 1995, 1994, and 1993, was as follows:

            Industry Segment          1995        1994         1993
             Aircraft Modifications    1,470,005   2,432,041    2,549,839
             Avionics                    206,393     181,216      207,880
             Food Distribution         1,850,000     932,478      833,240
             Monitoring Services         208,188     238,800      266,006
             Temporary Services             -        720,406    5,083,000
                                       ---------    --------    ---------
                                      $3,734,586  $4,504,941   $8,939,965

  The Company's backlog as of July 17, 1995, totaled $4,648,591 consisting of $1,368,439, $188,152, $1,517,000, $1,575,000 and $0, respectively, for
Aircraft Modifications, Avionics, Food Distribution, Monitoring Services and Temporary Services. The backlog includes firm orders which may not be completed within the next twelve months. The amount of backlog the Company expects will not be filled within the next year totals $1,742,000 consisting of $375,000, $0, $0, $1,367,000, $0.

  Employees. The Company employed 54 people on April 30, 1995, compared to 920 people on April 30, 1994, and 898 people on April 30, 1993. The decrease in the number of employees is due to the inactive status of the Temporary Services segment. As of July 17, 1995, the Company employed 66 people.
None of the Company's employees are subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and Export
Sales.

  Information with respect to Domestic Operations may be found at Note 11 of Notes to Consolidated Financial Statements for the year ended April 30, 1995, located herein at pages 41 and 42. There are no significant foreign operations.

                                  PART II

  Item 6.  SELECTED FINANCIAL DATA

  The information set forth below should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Consolidated Financial Statements and related Notes included elsewhere in the report.

                                          Year Ended April 30
                                   (In thousands except per share data)
                        1995        1994       1993       1992      1991
Net Sales               $13,156     $17,713    $16,854    $12,497   $ 6,862

Income (Loss) from
Continuing Operations   $  (895)    $   271    $   800    $   340    $  (83)
Extraordinary Items<FN1>      0           0          0          0       171

Net Income (Loss)        $ (895)    $   271    $   800    $   340    $   88

Per Share Income
(Loss) from Continuing
Operations              $  (.11)    $   .04    $   .12    $  (.07)   $ (.02)
Extraordinary Items         .00         .00        .00        .00       .04

Net Income (Loss)        $ (.11)    $   .04    $   .12    $   .07    $ (.02)

Selected Balance
Sheet Information
Total Assets             $4,263      $5,024     $2,645     $2,312   $ 2,510
Long-term Obligations   $    81      $  108     $  355     $  394   $   469
Cash dividends declared
per common share           None        None       None       None      None

<FN1>The extraordinary items represent credits from debt restructuring (1991).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations

Fiscal 1995 compared to fiscal 1994

  The Company's sales for fiscal 1995 were $13,155,982, a decrease of 25.7% from fiscal 1994 sales of $17,713,098. Discussion of specific changes by operation follows.

  Food Distribution: Revenues from the Food Distribution business segment increased 43.5% from $6,610,746 in fiscal 1994 to $9,487,964 in fiscal 1995 due to the increasing customer base. Revenue increase is due to increased product sales. This increase was achieved through the Company's continued commitment to customer service and top-quality products. The increase in sales resulted in a 22.9% increase in gross profit to $1,087,891 in fiscal year 1995 from $885,114 in fiscal year 1994. Operating income was relatively the same with $471,277 in fiscal year 1994 and $461,200 in fiscal year 1995. This division was acquired on April 24, 1994, prior to January 1, 1994 the Company was organized as a sole proprietorship, during this time all distributions to the Company's shareholder were treated as capital transactions which had no impact on operating income. Beginning January 1, 1994, when the Company began operations as a C corporation, officer distributions were treated as salary expense which caused as increase in selling, general and administrative expenses in fiscal year 1994. However, this only accounted for a portion of the officer's salary in 1994. In fiscal year 1995 a full years salary was included in sales, general and administrative expense thereby reducing the Company operating income in comparison to fiscal year 1994 when only four (4) months of the officers salary was expensed through sales, general and administrative expense.

  Aircraft Modification: Sales from the Aircraft Modifications business segment decreased 3.6% from $1,913,619 in fiscal 1994 to $1,845,609 in fiscal 1995. This segment earned an operating income of $133,924 in 1995 compared to income of $316,933 in 1994. Product sales and prices were relatively stable between fiscal years. The decrease in the operating income is due to increased personnel costs at this division and increased research and development on new modifications. This segment has hired additional management personnel, in an effort to increase the introduction of the new products and services.

  Switching Units: Sales from the Avionics Switching Unit business segment decreased 26.5% from $324,234 in fiscal 1994 to $238,162 in fiscal 1995.
Sales to the major OEM customer declined 26.6% and sales for aircraft repair and refurbishment declined 26.4% from fiscal 1994 to fiscal 1995. Decrease in revenue is due to a decrease in product sales. Operating profits decreased from $22,031 in fiscal 1994 to $4,443 in fiscal 1995. The Company believes the decrease in revenue to be a continuing trend, however, the decrease in revenue is due to a decrease in product sales and should level off in the coming year. This segments revenue is directly related to the production volume of its major customer, McDonnell Douglas. As long as McDonnell
Douglas continues to reduce its production, the volume of switching units will decrease.

  SCADA Systems and Monitoring Services: Revenue from Monitoring Services increased from $671,910 in fiscal 1994 to $790,317 in fiscal 1995, an increase of 17.6%. During fiscal 1995, the Company was able to maintain a relatively level volume of long-term contracts with municipalities. The Company's contracts with its two largest customers have been renewed for fiscal 1996. An operating profit of $156,614 in Monitoring Services was recorded in fiscal 1995 compared to fiscal 1994 operating profit of $100,792. The increased profit resulted from special jobs completed in addition to the long term contracts with the municipalities. Revenue increased due to the introduction of new products and services. The Company was able to secure performance bonds during the first quarter of fiscal 1995. This division has since bid on certain jobs requiring performance bonds and completed two special jobs, with revenue totaling approximately $125,000.

  Temporary Services: This operation provides temporary employee services for corporate clients. Sales from Temporary Services decreased 90.35% from $8,192,589 in fiscal 1994 to $790,317 in fiscal 1995. During the year ended April 30, 1995, the related gross profit was $25,754, compared to $242,912 in fiscal 1994, and the contribution to consolidated net operating profit (loss) by this business segment was ($59,021) compared to an income of $75 in fiscal 1994.

  As of June 3, 1994, the Company no longer provided temporary services to its largest customer (WH of KC). The Company's customer sold the Wendy's stores in the Kansas City area to Wendy's International. Wendy's International did not wish to contract with the Company to provide temporary services. This represents a loss in revenue of approximately 56 percent of the Company's consolidated revenue, but only 13 percent of the Company's consolidated gross profit. This segment became inactive during fiscal 1995. If and when the Company is able to open Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services. See Note 9 to the financial statements for further discussion of this change.

  Management Services: The Company has a management agreement with the Miami Tribe of Oklahoma to provide management services in connection with the Indian Gaming Regulatory Act. The Miami Tribe requested a compact for Class III Indian gaming on Indian land known as the Maria Christiana Miami Reserve No. 35 located in Miami County, Kansas, on July 9, 1992. The State of
Kansas has approved three Kansas Gaming Compacts for Indian gaming within the boundaries of the State. Two compacts were signed by the Governor of Kansas, approved by the Legislature on April 29, 1995, and approved by the Secretary of the Interior pursuant to the Indian Gaming Regulatory Act ("the IGRA").
A third compact was signed by the Governor, approved by the Legislative Coordinating Council ("LCC") and forwarded to the Secretary of the Interior for approval. A fourth was signed by the Governor and is pending approval by the LLC. The four Indian tribes which have signed Compacts with the State of Kansas are not Tribes which have management agreements with the Company.

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

  The Company incurred $560,000 in general and administrative expenses in the current fiscal year associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized $142,751 and $85,176 in fiscal years 1995 and 1994, respectively, related to shares issued for services rendered to the Company in that regard.

  The Company has invested $978,000 in land, land improvements and professional design fees related to the development of three Indian Gaming facilities. Included in this investment is 228 acres of land. The Kansas land (160 acres) is located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas. The Company believes that the Kansas tract could be developed and sold for residential and commercial use other than Indian gaming if the gaming enterprise does not open. Additional improvements including access roads, water and sewer services, etc.
are planned for this land.   After these improvements, the land may be sold
in small tracts. This may allow the Company to recover the majority, if not all, of the $978,000 investment.

  Selling, general and administrative (SG&A) expenses increased $837,484 (47.6%) in fiscal year 1995. These expenses were $2,596,823 or 19.7% of revenue in fiscal 1995 and $1,759,339 or 9.9% of revenue in fiscal 1994. SG&A expenses related to the new company, RFI, were $608,412 in fiscal 1995 and $413,837 in fiscal 1994. The increase in SG&A related to RFI between
years is due to the increase in sales personnel.   SG&A expenses related to
the Company, excluding RFI, were $1,988,411 in fiscal 1995 compared to $1,345,502 in fiscal 1994. The increase of approximately $600,000 is directly related to the Company's continued effort to explore opportunities in connection with the Indian Gaming Act of 1988.

  Other income (expense) expenses increased due to the writedown of the land and building in Overton, Nebraska. This facility became idle in 1994. The Company was unable to complete the negotiated sale of the land and building therefore the Company reduced the value of the asset by $157,200 in order to record the asset at its estimated net realizable value.

Fiscal 1994 compared to fiscal 1993

  The Company's sales for fiscal 1994 were $17,713,098, an increase of 5.1% from fiscal 1993 sales of $16,854,082. Discussion of specific changes by operation follows.

  Food Distribution: Revenues from the Food Distribution business segment increased 15.79% from $5,709,087 in fiscal 1993 to $6,610,746 in fiscal 1994 due to the increasing customer base. This increase was achieved through the Company's continued commitment to customer service and top-quality products. The increase in sales resulted in a 21.52% increase in gross profit to $885,114 in fiscal year 1994 from $691,472 in fiscal year 1993. Operating income fell from $565,764 in fiscal year 1993 to $471,277 in fiscal year 1994 due to a change in how the Company's president and former sole-proprietor was compensated. The Company was organized as a sole-proprietorship through December 31, 1993, during which time all distributions to the Company's shareholders were treated as capital transactions which had no impact on operating income. Beginning January 1, 1994, when the Company began operations as a C-corporation, officer distributions were treated as salary expense which caused the increase in selling, general and administrative expenses in fiscal year 1994. This division was acquired on April 21, 1994, therefore it was not managed by the Company in fiscal years 1993 and 1992.

  Aircraft Modification: Sales from the Aircraft Modifications business segment decreased 8.2% from $2,084,116 in fiscal 1993 to $1,913,619 in fiscal 1994. Due to the relatively stable sales volume this segment maintained an operating income of $316,933 in 1994 compared to income of $309,617 in 1993. The decrease in revenue is due to lower prices to secure long term multiple
orders on Falcon door modifications.   This decline does not represent a
trend. However operating income increased due to higher margins recognized by lowering the labor hours associated with each modification.

  Switching Units: Sales from the Avionics Switching Unit business segment decreased 44.1% from $579,420 in fiscal 1993 to $324,234 in fiscal 1994. Sales to the major OEM customer declined 17.5% and sales for aircraft repair and refurbishment declined 64.5% from fiscal 1993 to fiscal 1994.
Decreased repair and refurbishment sales are related to a major overseas sale in fiscal 1993. Operating profits decreased from $222,992 in fiscal 1993 to $22,031 in fiscal 1994. The Avionics group moved from Overton, Nebraska to Imboden, Arkansas during fiscal 1994. Operating expenses include direct
moving and training expenses of $33,796.   The Company believes the decrease
in revenue to be a continuing trend.

  SCADA Systems and Monitoring Services: Revenue from Monitoring Services decreased from $856,161 in fiscal 1993 to $671,910 in fiscal 1994, a decrease of 21.5%. During fiscal 1994 the Company was able to maintain a relatively level volume of long-term contracts with municipalities. During fiscal 1993, the Company completed the second phase of the Cooper City job. The revenue from this job was approximately $175,000. Both of the contracts with the Company's two largest customers have been renewed for fiscal 1995. An operating profit of $100,792 in Monitoring Services was recorded in fiscal 1994 compared to fiscal 1993 operating profit of $170,461. The decreased profit resulted from the lack of any special jobs (such as the Cooper City job) other than the long term contracts with the municipalities. The Company does not expect the decrease in revenue to be a trend. The Company was able to secure performance bonds during the first quarter of fiscal 1995. This division has since bid on certain jobs requiring performance bonds. This division has secured two special jobs, with revenue totaling approximately $125,000, since obtaining the bid bonds.

  Temporary Services: This operation provides temporary employee services for corporate clients. Sales from Temporary Services increased 7.4% from $7,625,298 in fiscal 1993 to $8,192,589 in fiscal 1994. During the year ended April 30, 1994, the related gross profit was $242,912, compared to $232,045 in fiscal 1993, and the contribution to consolidated net operating profit by this business segment was $75 compared to an income of $28,089 in fiscal 1993. Temporary Services reflects the continued long-term move toward the services business started by the Company in the late 1980's.

  As of June 3, 1994, the Company no longer provides temporary services to its largest customer. This represents a loss in revenue of approximately 44 percent of the Company's consolidated revenue, but only 12 percent of the Company's consolidated gross profit. It is anticipated that this division will be almost completely inactive in fiscal 1995. If and when the Company is able to open Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services which should make it a valuable contributor in the future. See Note 10 to the financial statements for further discussion of this change.

  Management Services: The Company has three management agreements in place; however, the performance of these agreements is contingent upon and subject to various approvals by the Secretary of Interior, Bureau of Indian Affairs, National Indian Gaming Commission and the appropriate State, if required. Also, the Company has signed a consulting engagement letter with another tribe to study and develop a plan for Indian gaming. The Company and the Indian tribes have had several meetings to discuss the status of the approvals necessary to begin performance under the management agreements. Representatives of the Company and the tribes have met with various government officials in an attempt to move the agreements toward approval. Even though the Company believes that it and the tribes are in compliance with all regulations, there is no assurance that the management agreements will be approved. The Company incurred $42,300 in general and administrative expenses in the current fiscal year associated with its continued efforts to ]explore service opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized $85,176 related to shares issued for services rendered to the Company in that regard.

  Selling, general and administrative (SG&A) expenses increased $473,700 (36.8%) in fiscal year 1994. These expenses were $1,759,339 or 9.9% of revenue in fiscal 1994 and $1,285,639 or 7.6% of revenue in fiscal 1993.
SG&A expenses related to the new company, RFI, were $413,837 in fiscal 1994 and $125,708 in fiscal 1993. The increase in SG&A related to RFI between years is due to the salary of the President being included in SG&A, whereas in fiscal 1993, since the Company was operated as a sole proprietorship, no salary was paid, rather distributions were taken by the proprietor. See
Note 10 to the financial statements. SG&A expenses related to the Company, excluding RFI, were $1,345,502 in fiscal 1994 compared to $1,159,931 in fiscal 1993. The increase in SG&A expenses is due to the company's continued effort to explore opportunities in connection with the Indian Gaming Act of 1988.

Liquidity and Capital Resources

  Borrowed funds have been used primarily for working capital. Bank debt related to the company's operating line was $362,495 at April 30, 1995, $405,351 at April 30, 1994, and $396,886 at April 30, 1993.

  The Company's unused line of credit at April 30, 1995 was $137,505. As of July 17, 1995, the Company's unused line of credit was $99,001. The Company's line of credit is $500,000. The interest rate on the Company's line of credit is prime plus two, as of July 17, 1995, the interest rate is 11.0%.

  The Company plans to continue using the promissory notes payable due in August 1995 as working capital. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 1996. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

  Prior to 1991, the Company incurred significant operating losses, which resulted in reduced working capital, cash flow problems, and a net capital deficiency. Accordingly, the Company began a process of voluntarily reorganizing and financially restructuring its financial position. As a result, the Company was successful in settling substantially all past due liabilities from vendors and governmental taxing authorities on satisfactory terms. The Company recorded income from the Favorable settlement of liabilities of $234,603 in fiscal 1992, $78,842 in fiscal 1993, and $71,230 in fiscal 1995. This income relates to the write off of vendor payables which had been accrued for in prior years at amounts greater than the actual cost of settlement. During fiscal 1991, many of these vendors accepted a portion of the debt owed in stock and a portion to be paid off over a three year period. During fiscal 1993, many of these same vendors forgave the remaining payments due to the significant increase in the value of the stock received and the fact that the Company was continuing to restructure and incurring cash flow problems. During fiscal 1995, the Company wrote off the rest of the vendor payables related to prior to 1989 which were not settled by the restructuring.

  The Company continued in fiscal 1995 to issue stock at fair market value for various legal, marketing and consulting services, in lieu of cash payments. During fiscal 1995, the Company issued 95,000 shares of stock at a value $219,668 for professional services to be provided in the future.

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

  The Company has entered into a letter of intent to purchase the operating rights and assets of Woodson Electronics, Inc. If the transaction is consummated under the terms of the letter of intent, the Company anticipates a purchase price of approximately 100,000 shares of the Company's common stock, $.01 par value, and cash payments totalling approximately $34,000, over a period of two (2) years. This transaction is expected to be finalized in fiscal 1996.

  The Company does not, as of April 30, 1995, have any material commitments for other capital expenditures.

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

Analysis of Cash Flow

  During 1995, the Company's cash position decreased by $1,223,454. A majority of the negative cash flow from operations in fiscal 1995 is due to the increase in other assets attributable to the investment of approximately $600,000 in cash in land, land development costs and equipment associated with Indian Gaming and the increase in other assets related to an aircraft, with a value of approximately $425,000, which the Company is currently refurbishing at their Aircraft Modifications facility which is classified as other assets rather than inventory since the Company currently has not finalized their plans as far as the utilization of the aircraft, as to whether the aircraft will be available for sale or retained for company use.

  Operating Activities: The majority of the increase in inventory relates to the aircraft modification division. The Company exchanged a Lear 24, which it had refurbished, with a book value of approximately $250,000 for replacement and repair parts for various Lear jets, (Lear parts). The aircraft had been classified in other assets in fiscal 1994. (See Note 1) The Company is currently positioning itself to perform additional modifications of Lear aircraft.

  The majority of the decrease in accrued liabilities of approximately $350,000 relates to the decrease in accrued compensation related to Butler Temporary Services. As of June 3, 1994, the Company no longer provided employees to the Wendy's stores. The related decrease in accounts receivable is more than offset by the increase in accounts receivable for the Food Distribution segment. The accounts receivable related to the Food Distribution segment went from approximately $400,000 in fiscal 1994 to $800,000 in fiscal 1995. This is directly related to the increased revenue from the increased customer base and sales call activity.

Investing Activities: The Company received approximately $300,000 from the maturity of a certificate of deposit. The proceeds were used to pay off the note payable of the same amount shown in financing activities.

Financing Activities: During fiscal year 1995, the Company received proceeds from the exercise of employee stock options of approximately $180,000. Employees exercised 169,500 options to purchase shares of stock in fiscal 1995.

  Subsequent to April 30, 1995, the Company completed an off-shore private placement of its securities pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Company sold 259,985 shares of common stock at $2.50 per share, $.01 par value per share. The gross proceeds from this offering were approximately $650,000. The net cash proceeds were approximately $570,000.

Changing Prices and Inflation

  The Company did not experience any significant pressure from inflation in 1995.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Financial Statements of the Registrant are set forth on pages 24 through 42 of this report.

                                 PART III.
Item 11.  EXECUTIVE COMPENSATION

SUMMARY

  The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (determined as of the end of the last fiscal year) for the fiscal years ended April 30, 1995, 1994 and 1993:

                        SUMMARY COMPENSATION TABLE
                          Long Term Compensation

              Annual Compensation         Awards            Payouts
                                           Rest.  Secur.
Name and                            Other  Stock  Under      LTIP    Other
Principal           Salary   Bonus  Comp.  Awards Options    Payouts Comp.
Position      Year  ($)      ($)    ($)    ($)    (#)<FN1>   ($)     ($)
Clark D.
Stewart,
President
and CEO,
Director      95     195,590  -      -      -       100,000   -       -
              94     166,185  -      -      -       970,000   -       -
              93     158,348  -      -      -          -      -       -
Marvin J.
Eisenbath,
President,
R. F., Inc.   95     307,469  -      -      -          -      -       -
<FN2>         94     6,923    -      -      -          -      -       -
              93     N/A      N/A    N/A    N/A        N/A    N/A     N/A
Brenda
Brainard
Shadwick,
Indian Affairs
counsel<FN3>  95     133,709  -      -       24,999    -      -       -
              94     N/A      N/A    N/A     N/A       N/A    N/A     N/A
              93     N/A      N/A    N/A     N/A       N/A    N/A     N/A

<FN1>Represents options granted pursuant to the Company's 1989 Nonqualified
Stock Option Plan (100,000) in 1995 and 1993 Nonqualified Stock Option Plan (20,000) and 1993 Nonqualified Stock Option Plan II (950,000) in 1994.

<FN2>Mr. Eisenbath, president of RFI, became an executive officer of the
Company on April 22, 1994.

<FN3>Ms. Shadwick, Indian Affairs counsel, employed July 5, 1994 to April
17, 1995. Ms. Shadwick was issued 8,333 shares of common stock with a value of $24,999 on June 24, 1994. Ms. Shadwick received these shares on her termination date.

OPTION GRANTS, EXERCISES AND HOLDINGS

     The following table provides further information concerning grants of stock options pursuant to the 1989 Nonqualified Stock Option Plan during the fiscal 1995 year to the named executive officers:

                     OPTION GRANTS IN LAST FISCAL YEAR
                   Individual Grants
                                                        Potential realizable
                                                         value as assumed
                #           % of Total                    annual rates of
                sec.        option                        stock price app.
                under.      granted to  exercise          for option term
                options     employ in   price
Name            Granted(#)  Fiscal YR   ($/Sh)   Ex. Date  5%($)   10%($)
Clark D.
Stewart,
CEO<FN1>         100,000     57.9%       2.3125   9/08/99   162,889 259,374

Marvin J.
Eisenbath        -0-         N/A         N/A      N/A       N/A     N/A

Brenda
Brainard
Shadwick         -0-         N/A         N/A      N/A       N/A     N/A

<FN1> Except in the event of death or retirement for disability, if Mr.
      Stewart ceases to be employed by the Company, his option shall terminate immediately. Upon death or retirement for disability, Mr. Stewart (or his representative) shall have three months or one year, respectively, following the date of death or retirement, as the case may be, in which to exercise such options. The option granted for 100,000 shares of Common Stock was granted on January 3, 1995 from the 1989 Stock Option Plan. All such options are immediately exercisable.

     The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the Company's last fiscal year:

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION VALUES

                                                   # of Sec.     Value of Unex.
                                                   Under. Unex.  In-the-$ Opts
                                                   Opts. at      FY-End
                                                   FY-End(#)     ($)<FN1>
Name                   Shares Acquired Value       Exercisable/  Exercisable/
                       on Exercise(#)  Realized($) Unexercisable Unexercisable
Clark D. Stewart,
CEO                     100,000         60,000      1,470,000/0   2,883,750/0

Marvin J. Eisenbath     N/A             N/A         N/A           N/A

Brenda Brainard
Shadwick                N/A             N/A         N/A           N/A

<FN1> Based on the price of the Company's common stock at the close of business on Friday, April 28, 1995 and the exercise price of the options.

COMPENSATION OF DIRECTORS

     Each non-officer director is entitled to a director's fee of $100 for meetings of the Board of Directors which he attends. Officer-directors are not entitled to receive fees for attendance at meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors is comprised of Mr. Wagoner, Mr. Stewart, Mr. Griffith and Mr. Logan. Mr. Stewart is the President and Chief Executive Officer of the Company and Mr. Griffith is the Secretary of the Company.

     During the fiscal 1995, the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $130,000. William A. Griffith, who is a director for the Company, is a principal at Griffith & Associates. It is anticipated that Griffith & Associates will continue to provide services for the Company.

     During the past fiscal year, sales to Wendy's Hamburgers of Kansas City, Inc. ("WH of KC, Inc.") accounted for approximately 6% of the net sales of the Company ($790,000). William E. Logan, who is a director for the Company, is Vice President and Treasurer of WH of KC, Inc. Mr. Logan sold the WH of KC, Inc. restaurants as of June 3, 1994. The Company no longer provided temporary services subsequent to June 3, 1994.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

     On March 17, 1994, the Company entered into a five-year employment agreement with Clark D. Stewart under the terms of which Mr. Stewart was employed as the President and Chief Executive Officer of the Company at an initial minimum annual salary of $198,000 and a minimum salary of $208,000, $218,500, $229,500 and $241,000, respectively, in years two through five.
In the event Mr. Stewart is terminated from employment with the Company other than "for cause," Mr. Stewart shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the employment agreement. Mr. Stewart was also granted an automobile allowance of $600 per month.

     On April 22, 1994, the Company entered into a five-year employment agreement with Marvin J. Eisenbath under the terms of which Mr. Eisenbath was employed at an annual salary of $300,000 plus an annual incentive bonus based on the net profits of the food distribution division. This incentive arrangement is consistent with the incentive arrangements made with the Company's other division managers. In the event Mr. Eisenbath is terminated from employment with the Company other than "for cause," Mr. Eisenbath shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the employment agreement.

     On June 6, 1994, the Company entered into a five-year employment agreement with Brenda Brainard Shadwick under the terms of which Ms. Shadwick was employed at an annual salary of $150,000 plus additional compensation to be issued in stock options or warrants having fair market value of $25,000. The contract provided that in the event Ms. Shadwick was terminated from employment with the Company other than "for cause," Ms. Shadwick would receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the employment agreement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          See Item 11, Executive Compensation pages 17-19.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     (a)  Documents Filed As Part of Form 10-K Report.
          (1)  Financial Statements:

Description                                                     Page No.
Report of Independent Accountants                               27

Consolidated Balance Sheet as of April 30, 1995 and 1994        28

Consolidated Statements of Operations for
 the years ended April 30, 1995, 1994 and 1993                  29

Consolidated Statements of Shareholders' Equity
 for the years ended April 30, 1995, 1994 and 1993              30-32

Consolidated Statements of Cash Flows for
 the years ended April 30, 1995, 1994 and 1993                  33

Notes to Consolidated Financial Statements                      34-43

          (2) Financial Statement Schedules:

Schedule   Description                                          Page No.
II.        Valuation and Qualifying Accounts and Reserves
           for the years ended April 30, 1995, 1994 and
           1993                                                 44

All other financial statements and schedules not listed have been omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)Exhibits  Index                                               Page No.
3.1          Articles of Incorporation, as amended, are             *
             incorporated by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended April 30, 1988

3.2          Bylaws, as amended, are incorporated by                *
             reference to exhibit 3.2 of the Company's
             Form 10-K for the year ended April 30, 1989

4.1          Certificate of Rights and Preferences of $100          *
             Class A Preferred Shares of the Company, are incorporated by reference to Exhibit 4.1 of the Company's Form 10-K/A, as amended, for the year ended April 30, 1994.

10.1         1989 Nonqualified Stock Option Plan is                 *
             incorporated by reference to the Company's
             Form 8-K filed on September 1, 1989

10.2         Nonqualified Stock Option Agreement dated              *
             September 8, 1989 between the Company
             and Clark D. Stewart is incorporated by
             reference to the Company's Form 8-K filed on September 1, 1989

10.3         Agreement dated March 10, 1989 between                 *
             the Company and Woodson Electronics, Inc.
             is incorporated by reference to the Company's
             Form 10-K for the fiscal year ended
             April 30, 1989

10.4         Agreement of Stockholder to Sell Stock dated           *
             January 1, 1992, is incorporated by reference to the Company's Form 8-K filed on January 15, 1992

10.5         Private Placement of Common Stock pursuant             *
             to Regulation D, dated December 15, 1993, is incorporated by reference to the Company's
             Form 8-K filed on January 24, 1994

10.6         Stock Acquisition Agreement of RFI dated               *
             April 21, 1994, is incorporated by reference to the Company's Form 8-K filed on July 21, 1994

10.7         Employment Agreement between the Company               *
             and Brenda Lee Shadwick dated July 6, 1994, are incorporated by reference to Exhibit 10.7 of the Company's Form 10-K/A, as amended, for the year ended April 30, 1994.**

10.8         Employment Agreement between the Company               *
             and Clark D. Stewart dated March 17, 1994, are incorporated by reference to Exhibit 10.8 of the Company's Form 10-K/A, as amended, for the year ended April 30, 1994.**

10.9         Employment Agreement among the Company,                *
             R.F., Inc. and Marvin J. Eisenbath dated
             April 22, 1994, are incorporated by reference to Exhibit 10.9 of the Company's Form 10-K/A, as amended, for the year ended April 30, 1994.**

10.10        Real Estate Contract for Deed and Escrow               *
             Agreement between Wade Farms, Inc. and
             the Company, are incorporated by reference to Exhibit 10.10 of the Company's Form 10-K/A, as amended, for the year ended April 30, 1994.

10.11        1993 Nonqualified Stock Option Plan, are               *
             incorporated by reference to Exhibit 10.11 of the Company's Form 10-K/A, as amended, for the year ended April 30, 1994.

10.12        1993 Nonqualified Stock Option Plan II, are            *
             incorporated by reference to Exhibit 10.12 of the Company's Form 10-K/A, as amended, for the year ended April 30, 1994.

10.13        Industrial State Bank principal amount of              *
             $500,000 revolving credit line, as amended, are incorporated by reference to Exhibit 10.13 of the Company's Form 10-K/A, as amended, for the year ended April 30, 1994.

10.14        Bank IV guaranty for $250,000 dated                    *
             October 14, 1994, are incorporated by
             reference to Exhibit 10.14 of the Company's
             Form 10-K/A, as amended, for the year
             ended April 30, 1994.

10.15        Bank IV loan in principal amount of $300,000           *
             dated December 30, 1993, are incorporated by reference to Exhibit 10.15 of the Company's Form
             10-K/A, as amended, for the year ended
             April 30, 1994.

10.16        Letter of Intent to acquire certain assets of           --
             Woodson Electronics, Inc.

22           List of Subsidiaries                                    45

*  Incorporated by reference
**  Relates to executive officer employment compensation

           (b)  Reports On Form 8-K.
                None

           (c)  Exhibits.
                Reference is made to Item 14(a)(3).

           (d)  Schedules.
                Reference is made to Item 14(a)(2).

                                 SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 1996

                               BUTLER NATIONAL CORPORATION


                               STEPHANIE S. RUSKEY
                               Stephanie S. Ruskey, Vice President,
                               Chief Financial Officer and Principal
                               Accounting Officer

                        ANNUAL REPORT ON FORM 10-K

                         ITEM 14(a) (1) AND (2) --
                  LIST OF FINANCIAL STATEMENT STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULES
                                    AND
                 ITEM 14(d) FINANCIAL STATEMENT SCHEDULES

                 Years Ended April 30, 1995, 1994 and 1993

                        BUTLER NATIONAL CORPORATION

                              Olathe, Kansas

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of
Butler National Corporation:

We have audited the accompanying consolidated balance sheets of Butler National Corporation (a Minnesota corporation) and Subsidiaries as of April 30, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butler National Corporation and Subsidiaries as of April 30, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles.

As explained in Note 5 to the financial statements, effective May 1, 1993, the Company changed its method of accounting for income taxes.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II for each of the three years in the period ended April 30, 1995, is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic financial statements taken as a whole.



Arthur Andersen, LLP

Kansas City, Missouri
June 30, 1995

                           BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                   as of April 30, 1995 and 1994<FN1>

ASSETS (Notes 1 and 2)                                1995        1994
Current Assets:
     Cash                                              $  212,799  $1,436,254
     Accounts receivable, net of allowance for
          doubtful accounts of $110,161 in 1995           974,506   1,010,945
          and $53,643 in 1994
     Contracts in process                                 140,092     151,879
     Inventories (Note 1):
               Raw materials                              657,032     446,072
               Work in process                            177,672     127,896
               Finished goods                             188,864     121,924
                                                        ---------   ---------
                                                        1,023,568     695,892

     Prepaid expenses and other assets                     69,299     394,703
                                                        ---------   ---------
               Total current assets                     2,420,264   3,689,673

Property, Plant and Equipment (Note 1):

     Machinery and equipment                              532,152     859,548
     Office furniture and fixtures                        375,111     330,193
     Leasehold improvements                                52,318      43,937
     Building under construction (Note 7)                 130,000        -
                                                        ---------   ---------
               Total cost                               1,089,581   1,233,678

     Accumulated depreciation                            (804,952) (1,064,686)
                                                        ----------  ---------
                                                          284,629     168,992

Other Assets (Note 1)                                   1,488,636   1,165,435
                                                        ---------   ---------
     Total assets                                      $4,193,529  $5,024,100
                                                        =========   =========

<FN1>The accompanying notes are an integral part of these sheets.

LIABILITIES AND SHAREHOLDERS' EQUITY (Note 2)           1995         1994
Current Liabilities:
     Bank Overdraft payable                              $112,814        -
     Promissory notes payable (Note 2)                    362,495    $405,351
     Current maturities of long-term debt(Notes 2 and 3)   37,506     343,540
     Accounts payable                                     638,741     610,495
     Customer Deposits                                    155,669      15,000
     Accrued liabilities -
          Compensation and compensated absences           188,609     447,156
          Other                                            44,067     193,942
                                                         --------   ---------
               Total current liabilities                1,539,901   2,015,484

Long-Term Debt, net of current maturities (Note 2)         81,347     107,095
                                                        ---------   ---------
               Total liabilities                        1,621,248   2,122,579

Commitments and contingencies (Notes 7 and 8)

Shareholders' equity (Notes 1, 4, 6, 7 and 9):

     Preferred stock, par value $5:
          Authorized, 200,000 shares, all classes
          $100 Class A, 9.8%, cumulative if earned,
             liquidation and redemption value $100,
             issued and outstanding, 20,000 shares        100,000     100,000
          Capital contributed in excess of par          1,900,000   1,900,000
     Common stock, par value $.01:
          Authorized, 40,000,000 shares
          Issued 8,231,015 shares in 1995 & 7,888,467
          in 1994,                                         82,310      78,885
          Common stock warrants                             8,707       8,707
          Capital contributed in excess of par          3,645,342   2,980,528
     Note receivable arising from stock purchase
       agreement                                          (27,004)    (26,388)
     Unearned service contracts                          (422,185)   (320,250)
     Treasury stock, at cost (20,000 preferred         (2,037,240) (2,037,240)
        & 30,000 common in 1995 and 1994)
     Retained (deficit) earnings                         (677,649)    217,279
          (Deficit of $11,938,813 eliminated
           October 31, 1992)                            ---------   ---------
     Total shareholders' equity                         2,572,281   2,901,521
                                                        ---------   ---------
 Total liabilities and shareholders' equity            $4,193,529  $5,024,100
                                                        =========   =========

                          BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                       for the years ended April 30, 1995, 1994 and 1993<FN1>
                                            1995        1994       1993
 Net sales:
    Nonaffiliates                           $12,365,666  9,882,840  9,322,600
    WH of KC (Note 9)                           790,316  7,830,258  7,531,482
                                             ---------- ---------- ----------
                                             13,155,982 17,713,098 16,854,082
 Cost of sales                               11,254,310 15,759,410 14,886,067
                                             ---------- ---------- ----------
 Gross profit                                 1,901,672  1,953,688  1,968,015
 Selling, general and administrative expenses 2,631,285  1,759,339  1,285,639
                                             ---------- ---------- ----------
  Operating income (loss)                      (729,613)   194,349    682,376
 Other income (expense):
  Interest expense                              (49,967)   (59,425)   (57,850)
  Interest income                                32,392     10,064      3,798
  Favorable settlement of liabilities            71,230       -        78,842
  Writedown of building (Note 1)               (157,200)      -          -
  Other                                         (61,770)   132,218     93,353

  Other income (expense)                       (165,315)    82,857    118,143
                                              ---------  ---------  ---------
 Income (loss) before taxes                    (894,928    277,206    800,519

 Provision for income tax                          -         6,000       -
                                               --------- ---------  ---------
    Net income (loss)                         $(894,928)  $271,206  $ 800,519
                                              =========  =========  =========
 Net income (loss) per share                  $ (0.11)    $  0.04   $  0.12
                                              =========  =========  =========
 Shares used in per share calculation         8,043,994  7,466,589  6,785,528
                                              ========= ==========  =========

<FN1>The accompanying notes are an integral part of these statements.

              BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
            for the years ended April 30, 1995, 1994, and 1993

                                                                     Note
                                                                     Receivable
                                 Capital                Capital      Arising
                                 Contributed            Contributed  Stock
                      Preffered  in Excess    Common    in Excess    Purchase
Balance, 4/30/92      Stock      of Par       Stock     of Par       Agreement
Distributions
 (note 10)               100,000   1,900,000     56,534  11,979,386   (5,196)
Note Receivable
 arising from stock
 purchase agreement
 (Note 9)                                         6,000     137,750  (82,323)
Reduction in note
 receivable arising
 from stock purchase
 agreement (note 9)                                                   15,468
Quasi reorganization
 (Note 1)                                                (11,938,813)
Issuance of stock to
 vendors                                            122       12,096
Unearned Service
 Contracts                                        2,233      192,765
                     --------------------------------------------------------
Balance 3/30/93         100,000   1,900,000      64,889      383,184 (72,051)
                     ========================================================

                  Unearned    Treasury     Treasury              Total
                  Service     Stock        Stock      Retained    Shareholders
                  Contracts  (Preferred)  (Common)    Earnings    Equity
Balance 4/30/92      (82,000)  (2,000,000)   (37,240) (11,904,089)      7,395
Distributions(note 10)                                   (607,134)   (607,134)
Note Receivable
 arising from
 purchase agreement
 (note 9)                                                              61,427
Reduction of note
 receivable
 arising from
 stock purchase                                                       15,468
Quasi Reorganization
(Note 1)                                               11,938,813       -
Issuance of stock
 to vendors                                                           12,218
Unarned Service    (132,920)                                          62,078
Amortization         81,994                                           81,994
Net Income                                                 800,519   800,519
                   ---------------------------------------------------------
                   (132,926)  (2,000,000)     (37,240)     228,109   433,965

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLODATED STATEMENTS OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED APRIL 30, 1995, 1994, 1993
                     Preferred  Capital      Common   Capital     Note Rec.
                     Stock      Contributed  Stock    Contributed Arising from
                                in excess             in excess   stock pur.
                                of par                of par and  agreement
                                                      warrants
Balance 4/30/93       100,000    1,900,000    64,889      383,184     (72,051)
Reduction in note                                                      45,663
 rec. arising from
 stock purchase agmt
 (note9)
Iss of stock - Private
 placement                                     6,966    1,486,033
Iss of stock Reg S                             3,200      665,702
Iss of Stock - Bank Agmt                       2,000       (1,354)
Exercise of stock options
 (note 6)                                         40        9,960
Iss of stock - other                           1,100      273,900
Unearned service contracts                       690      171,810
                      -------------------------------------------------------
Balance 4/30/94       100,000    1,900,000    78,885    2,989,235     (26,388)

               BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended April 30, 1995, 1994 and 1993

                                           1995        1994       1993
[S]                                        [C]         [C]        [C]
Cash flows from operating activities:
   Net income (loss)                       $(894,928)  $ 271,206   $ 800,519
  Adjustments to reconcile income to
     net cash used in operations:
     Depreciation                             68,082     115,703     145,834
     Amortization of shares subscribed       142,752      85,176      81,994
     Loss (Gain) on retirement of fixed assets  (875)        244       1,095
     Provision for uncollectible accounts     56,518        -          6,500
     Provision for obsolete inventories       (5,121)       -           -

Changes in assets and liabilities:
(Increase) in accounts receivable            (20,079)   (296,962)   (139,203)
(Increase) decrease in contracts in process   11,787     104,092    (255,971)
(Increase) decrease in inventories          (322,555)     96,472      62,987
(Increase) decrease in prepaid expenses
 and other current assets                     25,403    (364,225)     14,373
(Increase) decrease in other assets         (143,081)   (692,105)      7,877
Increase (decrease) in accounts payable       28,247      60,616     (71,024)
Increase (decrease) in customer deposits     140,669    (316,696)    331,696
Increase (decrease) in accrued liabilities  (349,035)    177,102      68,323
                                           ---------   ----------   ---------
       Total adjustments                    (367,288) (1,030,583)    254,481
                                           ---------   ----------   ---------
Cash provided by (used in) operations     (1,262,216)   (759,377)  1,055,000
                                           ---------   ---------   ---------
Cash flows from investing activities:
     Capital expenditures, net              (182,845)    (11,819)     (8,215)
     Proceeds from disposal of assets
     related to discontinued operations         -           -        (32,318)
  Proceeds from short term investments       300,000        -           -
                                            --------     --------   --------
Cash provided by (used in)
investing activities                         117,155     (11,819)    (40,533)
                                           ---------  ----------   ---------
Cash flows from financing activities:
Net borrowings under
 line-of-credit agreement                   (42,857)      17,096    (111,745)
Proceeds from long-term debt                 12,618      432,000       8,215
Distributions to sole proprietor               -        (282,036)   (607,134)
Repayments of long-term debt
 and lease obligations                     (344,400)     (45,445)   (130,555)
Bank overdraft payable                      112,814         -         (6,181)
Proceeds from Stock Issuances, Net          183,431    1,871,901        -
                                          ---------    ---------   ---------
Cash provided by (used in)
 financing activities                       (78,394)   1,993,516    (847,400)
                                          ---------    ---------   ---------
Net increase (decrease) in cash          (1,223,455)   1,222,320     167,067

Cash, beginning of period                 1,436,254      213,934      46,867
                                          ---------    ---------   ---------
Cash, end of period                        $212,799   $1,436,254   $ 213,934
                                            =======    =========    ========
Supplemental disclosures of
cash flow information:
  Interest paid                            $ 47,970    $  42,778   $  52,987
  Income taxes paid                           6,650         -           -

               BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 1995

1.   Significant Accounting Policies:

  The following is a summary of significant accounting policies:

a. Consolidation Policy: The accompanying consolidated financial statements include the accounts of BNC and its wholly-owned subsidiaries, Cansas International Corporation, Butler National Corporation Consulting Engineers, Inc., Butler National Services, Inc., Butler Temporary Services, Inc., Butler National Service Corporation, Woodson Avionics, Inc. and RFI, (collectively "the Company"). Cansas International Corporation and Butler National Corporation Consulting Engineers, Inc., were inactive during the years ended April 30, 1995, 1994 and 1993. All significant intercompany transactions have been eliminated in consolidation.

b. Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of the Company's products.

c. Properties and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the term of the lease. The lives used for the significant items within each propertyclassification are as follows:
                                                  Life in Years
          Machinery and equipment                 5 to 17 years
          Office furniture and fixtures           5 to 17 years
          Leasehold improvements                  3 to 20 years

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired are removed from the accounts and any resulting gains or losses are reflected as income or expense.

d. Other Assets: As of April 30, 1994, the Company classified as other assets the land and building in Overton, Nebraska, with a book value of approximately $190,000. This facility became idle in 1994 when the Company's subsidiary, Woodson Avionics, relocated to Imboden, Arkansas. During fiscal 1995, the Company was unable to complete a negotiated sale of the land and building. Therefore, the Company reduced the value of the asset by $157,200 in order to record the asset at its estimated net realizable value. The Company has capitalized approximately $978,000 and $375,000 at April 30, 1995 and April 30, 1994, respectively, of costs related to the anticipated construction of an Indian bingo facility. These costs are included in other assets in the accompanying balance sheet. These costs include the following:

     * A prepayment of $242,500 for construction services to be rendered. This prepayment was funded with 60,000 shares of the Company's common stock issued in the fiscal year 1994 and an additional 40,000 shares in fiscal year 1995.

     * Payments of $87,622 for architectural and engineering services. These payments were also funded with stock issuances of 29,715 shares in fiscal year 1995.

The Company has acquired and is currently in the process of refurbishing an aircraft at their Aircraft Modification facility. The book value of this plane is $424,405 which includes the original cost of the plane plus parts, labor and overhead incurred during the refurbishment. At this time, the Company has not determined if this plane will be retained for corporate use or sold and as such continues to classify the plane as other assets.

During fiscal year 1995, the Company completed the refurbishment of another aircraft and exchanged that aircraft which had been classified in other assets in the prior year for Lear inventory parts. The book value of this aircraft was approximately $250,000. The Lear parts have been classified as inventory in the current year.

e. Revenue Recognition: The Company performs aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. At April 30, 1995, there was one contract in process. The Company recognizes revenue for its distribution company on product sales during the period in which title passes to the purchaser.

f. Income Taxes: Investment and jobs tax credits are treated as a direct reduction of income tax expense in the year the credit is utilized. Prior to January 1, 1994, RFI was taxed under the Internal Revenue Code's provisions for a sole-proprietorship whereby all income was taxable directly to the proprietors.

g. Income Per Share: Income per (common and common equivalent) share is based on the weighted average number of common shares outstanding during the year. Stock options are not included in 1995, since they are anti-dilutive. Stock options are included in 1994 and 1993 as common stock equivalents since they are dilutive. Warrants were not included as they are anti-dilutive. No preferred stock dividends have been included in the income per share calculation.

h. Quasi Reorganization: After completing a three year program of restructuring the Company's operation, on October 31, 1992, by using quasi reorganization accounting, the Company was able to adjust the accumulated deficit to a zero balance thereby affording the Company a "fresh start." No assets or liabilities required adjustment in this process. The amount of accumulated deficit and capital contributed in excess of par removed as of October 31, 1992, was $11,938,813.

i. Non-Cash Transactions: During the year ended April 30, 1995, the Company issued 173,048 shares of stock valued at $424,809 in various non-cash transactions. As discussed in Note 1 (d), the Company issued a total of 69,715 shares of stock with a value of $180,122 in fiscal year 1995, for costs related to the Indian bingo facility. As discussed in Note 1 (j), the Company issued a total of 95,000 shares of stock in exchange for current and future professional services. Additionally, 8,333 shares were issued with a value of $24,999 as payment for services per an employment agreement.

During the year ended April 30, 1994, the Company issued 797,500 shares of stock valued at $1,993,750 in various non-cash transactions. In connection with the acquisition of RFI, 650,000 shares, with a value of $1,625,000 were issued. The remaining 147,500 shares, with a combined value of $368,750 were issued in exchange for inventories and certain current and future professional services. See Note 1 (j).

j. Unearned Service Contracts: As discussed in Note 1(i), during fiscal year 1995, the Company issued 95,000 shares of stock at fair market value, ($219,688) to various professionals in exchange for services contracted to be provided in future periods. During 1994, the Company issued 169,000 shares of stock at fair market value, ($422,500), to various professionals in exchange for services contracted to be provided in future periods. The unearned portion of these service contracts is being amortized over the service period, (generally 12-60 months) and is reflected as a reduction in equity until such time as the services are rendered.

          Amortization of unearned service contracts are as follows:

                              Year Ending
                              April 30,        Amount
                               1996             $143,124
                               1997               95,365
                               1998               83,646
                               1999               57,292
                               2000               26,979
                               2001               11,563
                               2002                4,216
                               Total             422,185

k. Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.

2.  Debt:

  Principal amounts of debt at April 30, 1995 and 1994, consist of the following:

  Promissory Notes:                          1995            1994
     Interest at prime plus 2%               $250,000        $250,000
     (11% at April 30, 1995), due
     August 25, 1995, collateralized
     by a first or second position on
     all assets of the Company

     Interest at prime plus 2%                112,495         155,351
     (11% at April 30, 1995), due
     August 25, 1995, collateralized
     by a first or second position on
     all assets of the Company

     Interest at 4.225%, due                     -            300,000
     January 30, 1995, collateralized
     by Security Agreement dated
     December 30, 1993

     Note payable for land purchase,           99,000         132,000
     annual installments of $33,000.00
     through January 19, 1998, non interest
     bearing

  Other Notes Payable:
     Interest at 8.50% and 23.60% payable in   19,853          18,635
     monthly principal and interest
     installments of $266.72 and $348.15
     through January 13, 1988 and November
     16, 1999,  respectively
                                              481,348         855,986
  Less: Promissory notes payable              362,495         405,351
  Less: Current maturities                     37,506         343,540
                                             $ 81,347        $107,095
                                              =======         =======

Maturities of long-term debt (excluding Promissory notes) over the next five years are as follows:

           Year Ending
           April 30,               Amount
            1996                   $ 37,506
            1997                     38,245
            1998                     37,866
            1999                      3,283
            2000                      1,953

The Company has promissory notes in which it may borrow a maximum of $500,000. The maturity of the notes was extended from May 25, 1995 to August 25, 1995. At April 30, 1995, the Company had borrowed $362,495 on the notes.

3. Capital Lease Obligation: During fiscal 1989, the Company completed construction of additional hangar space at its aircraft modification division and sold the hangar to the City of Newton, Kansas at the Company's cost of $336,774. The Company leased back the hangar under a long-term lease agreement (twenty-year). This transaction met the criteria of a capital lease and the cost of the hangar is included in property, plant and equipment.

Subsequently on December 5, 1990, the Company entered into a memorandum of agreement with the City of Newton modifying the original capital lease whereby the Company began paying cash rent of $2,750 per month. These payments are included in rent expense in 1995, 1994 and 1993. The agreement provides the Company may reestablish the capital lease payments at its option. If reestablished and the back lease payment of $23,000 is made, management expects the future minimum payments under this capital lease would range from $4,200 to $4,600 per month over the remaining life of the lease. No amortization expense for the leased facility was recorded for 1995, 1994 or 1993.

During fiscal 1995, the Company reclassified the capital lease to an operating lease since the lease no longer met the criteria of a capital lease and removed the Building under capital lease from Property Plant and Equipment and the related Capital lease obligation. The Company restated the 1994 Financial Statements to show this reclassification.

4.   Stock Transactions:
Subsequent to year end, the Company consummated an off-shore private placement of its securities pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Company sold 259,985 shares, resulting in gross proceeds to the Company of approximately $650,000, and net proceeds of approximately $570,000 after deducting the expenses of the offering.

5.   Income Taxes:
The Company adopted the provisions of SFAS No. 109 effective May 1, 1993. Under the new standard, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provision of the enacted tax laws. At May 1, 1993, the Company has net operating loss carryforwards and cumulative temporary differences which would result in the recognition of net deferred tax assets. However, SFAS No. 109 requires a "valuation allowance" be established for any items where realization is not "more likely than not". Due to the Company's historic operating performance, a valuation allowance of $1,854,352 has been provided at May 1, 1994, which reduces the net deferred tax asset to zero. Additionally, at April 30, 1995, the valuation reserve was increased to $2,205,100 so as to fully offset the total deferred tax asset at that date.

     At April 30, 1995, the Company had the following net operating loss carry forwards:

                         Year of Expiration     Amount
                         2002                   $    402,854
                         2003                         77,783
                         2004                      1,886,484
                         2005                      1,222,565
                         2006                         72,769
                         2007                           -
                         2008                           -
                         2009                         58,071
                         2010                        676,964
                        Total                     $4,397,490

   Under the new standard, net operating loss carryforwards realized are no longer reflected as extraordinary items but as direct reductions of tax expense. The tax benefit of net operating losses realized prior to the Quasi reorganization have been reflected as such. However, due to the Company's Quasi reorganization, the tax benefit of net operating loss carryforwards realized after the reorganization will be reflected as additions to capital contributed in excess of par.

   The deferred taxes are comprised of the following components:

Current Deferred Taxes                      4/30/95        4/30/94
    Current Assets                           $  406,371     $  368,677
    Current Liabilities                            -              -
    Total Current Deferred Taxes                406,371        368,677

Noncurrent Deferred Taxes

    Noncurrent Assets                         1,806,170      1,534,225
    Noncurrent Liabilities                       (7,441)       (48,550)
    Total Noncurrent Deferred Taxes           1,798,729      1,485,675

    Total Deferred Taxes                      2,205,100      1,854,352
    Less: Valuation Reserve                  (2,205,100)    (1,854,352)
    Total Deferred Taxes, Net                 $       0      $       0

   The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                          4/30/95           4/30/94
         Accounts Receivable Reserve          44,064         $   21,457
         Inventory Reserve                   316,600            318,649
         Other                                45,707             28,571
         Net Operating Loss                1,728,917          1,466,972
         Depreciation                         (7,441)           (48,550)
         Other                                77,253             67,253
         Net Deferred Tax Items           $2,205,100         $1,854,352

A reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                      1995      1994      1993
Statutory Federal Income Tax Rate     34.0%     34.0%     34.0%
Less: Income of Sole-Proprietorship
 not taxed at corporate level          -       (41.1)    (24.1)
 Net operating loss carryforwards
 generated (used)                      -        (9.3)     (9.9)
 Valuation Allowance for net
 operating losses                    (35.7)      -         -
 Nondeductable expenses               (3.1)      -         -
 Nonqualified stock options
 exercised                             4.8       -         -

Effective Tax Rate                     0.0%     0.0%      0.0%

6.  Stock Options and Incentive Plans:

On September 5, 1989, the Company created a nonqualified stock option plan providing key employees an opportunity to acquire a proprietary interest in the Company. The total shares available under this plan is 2,000,000 shares. Options have been granted for 2,000,000 shares (see Note 7).

On January 4, 1993, the Company created a nonqualified stock option plan providing key employees and key persons an opportunity to acquire a proprietary interest in the Company. The Plan, which automatically terminates January 4, 2003, provides for the issuance of up to 500,000 shares. The Plan was approved by shareholders on September 28, 1993. Employees exercised options to purchase 54,000 and 4,000 shares of stock in fiscal years 1995 and 1994, respectively.

On June 30, 1993, the Company created a second nonqualified stock option plan providing key persons an opportunity to acquire a proprietary interest in the Company. The Plan, which automatically terminates June 30, 2004, provides for the issuance of up to 1,500,000 shares. On June 30, 1993, 1,500,000 options were granted, pursuant to this plan. Options totalling 150,000 were forfeited/terminated during fiscal 1994. On February 1, 1994, the Company's Board of Directors granted an additional 77,064 options pursuant to the plan. Options, with an exercise price of $2.50 per share, have been granted for a total of 1,427,064 shares. These options, subject to certain restrictions, are exercisable at any time through June 30, 2003. During fiscal year 1995, an additional 72,700 options were granted at prices ranging from $2.3125 to $3.00. Employees exercised options to purchase 15,000 shares of stock in fiscal 1995.

The Company has a qualified stock option plan with a maximum of 100,000 shares available. This plan had no activity in fiscal years 1995 or 1994 and no options are currently outstanding.

The following table summarizes the Option Plans.
                                  4/30/95        4/30/94       4/30/93
1989 Nonqualified Option Plan
   Beginning Balance               500,000        600,000       1,200,000
   Grant                           100,000           -               -
   Cancelled/Forfeit                  -           100,000            -
   Exercised                       100,000           -            600,000
   Ending Balance                  500,000        500,000         600,000
   Exercise Price Ranges           $.70 TO 2.3125 $.60 TO 1.00  $.1875 TO 1.00

1993 Nonqualified Option Plan I
   Beginning Balance               394,500        404,500            -
   Grant                              -           525,564         404,500
   Cancelled/Forfeit                 7,000        531,564            -
   Exercised                        54,000          4,000            -
   Ending Balance                  333,500        394,500         404,500
   Exercise Price Ranges          $2.50 TO 3.00   $2.50 TO 3.00  $2.50 TO 3.00

1993 Nonqualified Option Plan II
   Beginning Balance               1,427,064          -              -
   Grant                              72,700     1,577,064           -
   Cancelled/Forfeit                    -          150,000           -
   Exercised                          15,500          -              -
   Ending Balance                  1,484,264          -              -
   Exercise Price Ranges           $2.3125 TO 3.00  $2.50

7.  Commitments:
a. Lease Commitments: The Company leases space under operating leases with initial terms ranging from three years to twenty years. Minimum lease commitments under operating leases for the next five years are as follows:

       For the year ending April 30,

                  1996            $125,161
                  1997             105,204
                  1998              92,136
                  1999              66,000
                  2000              66,000

Total rental expense incurred for the year ended April 30, 1995, 1994 and 1993 was $144,719 $142,942 and $149,339, respectively.

b. Employment Agreements: The Company has employment contracts with two officers.

The first contract calls for annual compensation of $198,000 increasing in various amounts to $241,000. This contract expires April 30, 1999. The Company also issued this officer options to purchase 500,000 shares of common stock at $.1875 per share and 600,000 shares of common stock at prices ranging from $.50 per share to $1.00 per share. During 1991, the Company issued this officer additional options to purchase 800,000 shares of common stock at $.05 per share. These options expire the earliest of ten years from date of grant, one year after death occurring while employed by the Company, or three months after ceasing to be a full-time employee of the Company for any reason other than death. This officer exercised options for 600,000 shares at prices ranging from $.1875 per share to $.50 per share during fiscal 1993 and 800,000 shares at $.05 per share during fiscal 1992. This officer exercised options for 100,000 shares at $.60 per share during fiscal 1995. The Company granted an additional options to purchase 100,000 shares at $2.3125 during fiscal 1995. At April 30, 1995, 500,000 options remain available to exercise at prices ranging from $.70 to $2.00 per share which expires September 1, 1999.

A second contract calls for annual compensation of $300,000 and incentive compensation based on operating income. This contract expires April 21, 1999.

c. The Company has entered into a letter of intent to purchase the operating rights and assets of Woodson Electronics, Inc. If the transaction is consummated under the terms of the letter of intent, the Company anticipates a purchase price of approximately 100,000 shares of the Company's common stock, $.01 par value, and cash payments totalling approximately $34,000, over a period of two (2) years. This transaction is expected to be finalized in fiscal 1996.

d. The Company has entered into an arrangement to construct an airplane hangar facility in Gardner, Kansas. At April 30, 1995, the Company has expended $130,000 on this project and anticipates the projects total cost will be approximately $150,000.

8.  Contingencies:
The Company had an employment agreement with an individual in which the Company terminated the relationship in April 1995. Although a lawsuit has not been filed, the individual has asserted a significant claim for damages, and has proposed a settlement offer for $500,000. The Company will defend the claim vigorously.

The Company is involved in various lawsuits incidental to its business. Management believes the ultimate liability, if any, will not have an adverse effect on the Company's financial position.

Due to the Company's poor financial condition and the need to reduce expenses, the Board of Directors approved the elimination of product liability insurance in August, 1989. Management is not aware of any claims which individually or in the aggregate exceed the annual cost of the insurance.

9.  Related Party Transactions:

A board member of the Company is also an officer of a major customer (WH of KC) which accounted for approximately 6%, 44% and 45%, respectively, of the net sales of the Company during 1995, 1994 and 1993. Subsequent to June 3, 1994, the Company no longer provides temporary services to this customer. As a result, the operating revenues, expenses, and income for the temporaries segment as detailed in Note 11 was significantly reduced in fiscal 1995.

A board member of the Company is also a principal of a firm which provides business consulting services to the Company. Total payments in 1995 under this agreement were approximately $130,000.

In 1992, a loan was made to an officer to purchase 10,000 shares of the Company's stock. These shares were purchased from the company at $.60 per share and recorded at their fair market value with the difference recorded as compensation. This loan is shown as a reduction of stockholders' equity on the financial statements. This loan was paid during fiscal 1995.

In 1993, a loan was made to an officer to purchase 600,000 shares of the Company's stock. These shares were purchased with options outstanding from the 1989 Nonqualified Stock Option Plan at prices ranging from $.1875 to $.50 per share. This loan was paid during fiscal 1995. In 1995, an additional loan was made to this officer to purchase 100,000 shares of the Company's stock. These shares were also purchased with options outstanding from the 1989 Nonqualified Stock Option Plan at $.60 per share. This loan is shown as a reduction of stockholders' equity on the financial statements.

10.  Stock Acquisition Agreement:

  On April 21, 1994 the Company entered into a stock acquisition agreement whereby 100% of the issued and outstanding shares of R F, Inc. ("RFI") were exchanged for 650,000 shares of Butler National Corporation ("BNC").
RFI is a food distribution business with contract warehouses in Kansas City and St. Louis, Missouri. RFI sells to the wholesale, food processing and retail industries.

The acquisition was accounted for as a "pooling of interests" under Accounting Principles Board Opinion No. 16 and other applicable guidelines. Under "pooling of interests" guidelines, the accompanying financial statements have been restated to include RFI since inception.

RFI was operated as a sole-proprietorship until December 31, 1993. As such, prior to December 31, 1993, no compensation was paid to the proprietor. Rather distributions were taken by the proprietor. These distributions are shown as a reduction of retained earnings on the Statement of Shareholders' Equity. If RFI had operated as a Corporation prior to December 31, 1993, some portions of the distributions taken would have been recorded as compensation expense and been reflected as a reduction of net income.

The following table illustrates the proforma impact of the compensation on net income for each of the years indicated had salaries been paid to the Company's President and former owner as they were in 1994, based on the Company's current employment agreement with the President. (See Note 7)

                                          1993        1992
     Net Income, as reported              $800,519    $339,507
     Proforma Adjustments:
     Base Compensation                     300,000     300,000
     Incentive Compensation                 12,451         820
     Taxes and Fringe Benefits              18,893      18,893

     Adjusted Net Income                  $469,175    $ 19,794


11.  Industry Segmentation and Sales by Major Customer:
  a. Industry Segmentation: The Company's operations have been classified into six segments in 1995, 1994 and 1993.

1. Gaming - principally includes the business management services to Indian tribes in connection with the Indian Gaming Act of 1988.
(Beginning in fiscal 1994).

2. Avionics - principally includes the manufacture of airborne switching units used in DC-9, DC-10, DC- 9/80, MD-80 and the KC-10 aircraft.

3. Aircraft Modifications - principally includes the modification of business-size aircraft from passenger to freighter configuration, conversion to air ambulance, addition of aerial photography capability, addition of exterior cargo space and other modifications.

4. Monitoring Services - principally includes the monitoring of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector and related repair services.

5. Temporary Services - provides temporary employee services for corporate clients.

6. Food Distribution Services - principally includes food distribution to the wholesale, food processing and retailing industries.

11.  Industry
Segmentation and Sales by Major Customer: (continued)

Year ended April 30, 1995
               Gaming Avion    Mods      Serv      Temp  Distr     Consol
Net sales       -      238,162 1,845,609 793,930 790,317 9,487,964 13,155,982
Depreciation    -       17,113    25,867  15,405    -        2,629     61,014
Operating
 profit
 (loss) (a)  (701,678)   4,443   133,924 156,614 (59,021)  461,200     (4,518)
Capital expenditures       -        -    136,931    -         -         3,686
Unallocated administrative and general expense                       (725,094)
Interest, net                                                         (17,575)
Other income (expense)                                               (147,741)
Net loss                                                             (894,928)

Identifiable
 assets       978,432  177,538 1,571,643 140,493   2,874 1,097,033  3,968,013
Corporate assets                                                      225,516
Total assets                                                        4,193,529

Year ended April 30, 1994

Net sales        -   324,234 1,913,619 671,910 8,192,589 6,610,746 17,713,098
Depreciation     -    30,195    33,109  50,199     -         2,200    115,703
Operating
 profit     (127,454)  2,031   316,933 100,792        75   471,277    783,654
Capital
 expenditures    -     8,573      -     12,245     -          -
Unallocated administrative and general expense                       (595,305)
Interest, net                                                         (49,361)
Other income                                                          132,218
Net income                                                            271,206

Identifiable
 assets      529,099 471,600 1,174,258  107,035   440,992  736,289  3,459,273
Corporate assets                                                    1,564,827
Total assets                                                        5,024,100

Year ended April 30, 1993
                  Avionics Mods       Serv    Temp      Distr     Consol
Net sales          579,420  2,084,116 856,161 7,625,298 5,709,087 16,854,082
Depreciation        29,563     50,576  59,239      -        6,456    145,834
Operating
 profit (a)        222,992    309,617 170,461    28,089   565,764  1,296,923
Capital expenditures  -         8,215    -         -         -
Unallocated administrative and general expense                      (614,547)
Interest, net                                                        (54,052)
Other income                                                         172,195
Net income                                                           800,519
Identifiable
 assets            537,760  1,187,271 163,378    327,503    342,520 2,558,432
Corporate assets                                                       86,131
Total assets                                                        2,644,563

b.   Major Customers:

Sales to major customers (10% or more of consolidated sales) were as follows:

                                       1995   1994   1993

         Temporary services              6%    44%     45%
         Food Distribution services     36%    15%     16%
                                        42%    59%     61%

                                                                 EXHIBIT 22

                               Subsidiaries


     Avcon Industries, Inc., a Kansas Corporation

     Butler National Services, Inc., a Florida Corporation, formerly Lauderdale Services, Inc.

     Butler National Corporation Consulting Engineers, Inc., a Kansas Corporation, formerly HSD, Inc.

     Butler National Service Corporation, a Delaware Corporation

     Butler Temporary Services, Inc., a Missouri Corporation

     Woodson Avionics, Inc. a Nebraska Corporation

     Cansas International Corporation, a Delaware Corporation

     R F, Inc., a Missouri Corporation