Form 10-Q/A
period 1995-07-31
BUTLER NATIONAL CORP
filed 1996-04-22
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                 AMENDMENT NO. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days: Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 31, 1995, was 8,507,100 shares.

                PART 1. FINANCIAL INFORMATION

           BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS<FN1>

                                             7/31/95          4/30/95
ASSETS
Current Assets:
 Cash                                         $  474,535       $  212,799
 Accounts receivable, net of allowance for
 doubtful accounts of $110,161 in 1995         1,391,367          974,506
 Contracts in process                               -             140,092
 Inventories:
 Raw materials                                   708,155          657,032
 Work in process                                 273,818          177,672
 Finished goods                                  240,817          188,864
                                               ---------        ---------
                                               1,222,790        1,023,568
Prepaid expenses and other assets                 94,597           69,299
                                               ---------        ---------
Total current assets                           3,183,289        2,420,264
Property, Plant and Equipment:
 Machinery and equipment                         532,152          532,152
 Office furniture and fixtures                   378,767          375,111
 Leasehold improvements                           53,318           52,318
 Building under construction                     150,240          130,000
                                               ---------        ---------
Total cost                                     1,114,477        1,089,581
Accumulated depreciation                        (815,266)        (804,952)
                                               ---------        ---------
                                                 299,211          284,629
Other Assets:                                  1,560,586        1,488,636
                                               ---------        ---------
Total assets                                  $5,043,086       $4,193,529
                                               =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Bank overdraft payable                         $136,455         $112,814
 Promissory notes payable                        451,805          362,495
 Current maturities of long-term debt             37,696           37,506
 Accounts payable                                719,175          638,741
 Customer Deposits                               125,000          155,669
 Accrued liabilities   -
 Compensation and compensated absences           143,125          188,609
 Other                                            43,250           44,067
                                               ---------        ---------
Total current liabilities                      1,656,506        1,539,901
Long-Term Debt, net of current maturities         80,181           81,347
                                               ---------        ---------
Total liabilities                              1,736,687        1,621,248
Commitments and contingencies:
Shareholders' equity :
Preferred stock, par value $5 :
 Authorized, 200,000 shares, all classes
 $100 Class A, 9.8%, cumulative if earned,
 liquidation and redemption value $100,
 issued and outstanding, 20,000 shares           100,000          100,000
Capital contributed in excess of par           1,900,000        1,900,000
Common stock, par value $.01:
 Authorized, 40,000,000 shares
 Issued 8,231,015 shares April 30, 1995 &
 8,507,100 at July 31, 1995,                      85,071           82,310
Common stock warrants                              8,707            8,707
Capital contributed in excess of par           4,257,779        3,645,342
Note receivable arising from stock
 purchase agreement                              (27,004)         (27,004)
Unearned service contracts                      (367,655)        (422,185)
Treasury stock (20,000 preferred &
 30,000 common)                               (2,037,240)      (2,037,240)
Retained earnings                               (613,259)        (677,649)
(Deficit of $11,938,813 eliminated
 October 31, 1992)
                                               ---------        ---------
Total shareholders' equity                     3,306,399        2,572,281
                                               ---------        ---------
Total liabilities and shareholders' equity    $5,043,086       $4,193,529
                                               =========        =========

<FN1> The accompanying notes are an integral part of these balance sheets.

              BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited)<FN1>
                                                  THREE MONTHS ENDED
                                                        July 31,
                                                  1995            1994
 Net sales                                         $3,854,360      $3,338,938
 Cost of sales                                      3,165,754       2,810,333
                                                    ---------       ---------
 Gross profit                                         688,606         528,605
 Selling, general and administrative expenses         620,235         505,936
                                                    ---------       ---------
  Operating income                                     68,371          22,669
 Other income (expense):
  Interest expense                                    (12,797)        (11,232)
  Interest income                                       3,690          10,111
  Other                                                 5,126           4,573
                                                    ---------       ---------
  Other income                                         (3,981)          3,452
                                                    ---------       ---------
 Income before taxes                                   64,390          26,121
 Provision for income tax                                -               -
                                                    ---------       ---------
    Net income                                        $64,390         $26,121
                                                    =========      ==========
 Net income per share                                $   .007        $   .003
                                                    =========       =========
 Shares used in per share calculation               8,661,094       8,368,949
                                                    =========       =========

<FN1>
      The accompanying notes are an integral part of these statements.

                     BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)<FN1>

                                                      Three Months Ended
                                                            July 31,
                                                     1995          1994
Cash flows from operating activities:
 Net income                                           $64,390       $  26,121
Adjustments to reconcile income to
      net cash used in operations:
 Depreciation                                          10,314          25,245
 Amortization of shares issued for service contracts   54,530          19,125
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable         (416,861)        270,155
  (Increase) decrease in contracts in process         140,092         (23,121)
  (Increase) decrease in inventories                 (199,222)         11,580
  (Increase) decrease in prepaid expenses
     and other current assets                         (25,298)        (14,266)
  (Increase) decrease in other assets                 (71,950)        (99,059)
  Increase (decrease) in accounts payable              80,434        (176,265)
  Increase (decrease) in customer deposits            (30,669)         70,500
  Increase (decrease) in accrued liabilities          (46,301)       (486,974)
                                                    ---------       ---------
       Total adjustments                             (504,931)       (403,080)
                                                    ---------       ---------
  Cash provided by (used in) operations              (440,541)       (376,959)
                                                    ---------       ---------
Cash flows from investing activities:
     Capital expenditures, net                        (24,896)        (13,507)
                                                    ---------       ---------
   Cash provided by (used in) investing activities    (24,896)        (13,507)
Cash flows from financing activities:
  Net borrowings under line-of-credit agreement        89,310         (12,805)
  Bank overdraft payable                               23,641             -
  Repayments of long-term debt and lease obligations     (976)         (2,852)
  Proceeds from Stock Issuances, Net                  615,198          65,168
                                                    ---------       ---------
Cash provided by (used in) financing activities       727,173          49,511
                                                    ---------       ---------
Net increase (decrease) in cash                       261,736        (340,955)
Cash, beginning of period                             212,799       1,436,254
                                                    ---------       ---------
Cash, end of period                                $  474,535    $  1,095,299
Supplemental disclosures of cash flow information:
  Interest paid                                      $ 12,358       $  10,011
  Income taxes                                          9,500           6,650

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

2. On May 25, 1995, the Company consummated an off-shore private placement of its securities pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Company sold 259,985 shares, resulting in gross proceeds to the Company of approximately $650,000, and net proceeds of approximately $570,000 after deducting the expenses of the offering. The proceeds of the offering will be utilized for aircraft product development.

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

6. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended July 31, 1995 and 1994. Stock options are included in 1995 and 1994 as common stock equivalents because they are dilutive. Shares used in the per share computations are as follows:

                                                     THREE MONTHS ENDED
                                                    1995          1994
Common shares outstanding beginning of period        8,231,015     7,888,467
Cumulative increase in weighted average
  due to Common Stock Equivalent                       231,089       451,500
Cumulative increase in weighted average
  due to issues per bank agreement                     189,337          -
Cumulative increase in weighted average
  due to issues per legal and consulting agreements       -           14,411
Cumulative increase in weighted average
  due to issues per Nonqualified Stock Option Plans      9,653        14,571
                                                     ---------     ---------
     Weighted average shares, end of period          8,661,094     8,368,949

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

Aircraft Modifications (Avcon Industries, Inc.): Sales at Avcon Industries, Inc. increased $27,042 (5.8%) from $464,008 in the first quarter of the prior year to $491,050 in the quarter ending July 31, 1995. Additionally, contribution to earnings increased from $142,988 in the quarter ending July
31, 1994 to $162,550 in the quarter ending July 31, 1995. This segment has maintained a relatively stable sales volume. The Company does price each job specifically and depending on the type of modifications performed each quarter, the range of sales will vary, along with the gross margin. This segment is continuing to work on the development of new products and expects the introduction of these products in the later part of fiscal 1996.

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



                                     BUTLER NATIONAL CORPORATION
                                     (Registrant)

  March 22, 1996                      CLARK D. STEWART
  Date                                Clark D. Stewart
                                      (President and Chief Executive Officer)

  March 22, 1996                      STEPHANIE S. RUSKEY
  Date                                Stephanie S. Ruskey
                                      (Vice President, Chief Financial
                                       Officer and Principal Accounting Officer)