Form 10-K
period 1996-04-30
BUTLER NATIONAL CORP
filed 1996-07-05
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K
_________________

(Mark One)
        Annual Report Pursuant to Section 13 or 15(d) of the
 X     Securities Exchange Act of 1934 [Fee Required]

        For the fiscal year ended April 30, 1996

        Transition Report Pursuant to Section 13 or 15 (d) of the
        Security Exchange Act  of 1934 [No Fee Required]
        For the Transition Period From ________ to ________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $17,403,660 at June 27, 1996, when the average bid and asked prices of such stock was $2.40625

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of
June 27, 1996, was 9,280,890 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

This Form 10-K consists of 46 pages (including exhibits). The index to exhibits is set forth on page 22 - 24 .

PART I

Item 1.  BUSINESS

General

Butler National Corporation (the "Company" or "BNC") is a
Minnesota corporation formed in 1960, with corporate headquarters at 1546 East Spruce, Olathe, Kansas 66061.

Current Activities. The Company's current product lines and services include:

(1) Aircraft Modifications - principally includes the modification of business-size aircraft from passenger to freighter configuration, conversion to air ambulance, addition of aerial photography capability, stability enhancing modifications for Learjets and other modifications. The Company provides these services through its subsidiary Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon").

(2) Avionics - principally includes the manufacture of airborne radio and instrument switching units used in DC-9, DC-10, DC- 9/80, MD-
80, MD-90 and the KC-10 aircraft. The Company provides these services through its subsidiary Woodson Avionics, Inc. ("Switching Units", "Avionics" or "WAI").

(3) Food Distribution Services - principally includes food distribution to the wholesale, food processing and retailing industries. The Company provides these services through its subsidiary R F, Inc. ("Food Distribution" or "RFI").

(4) Gaming - principally includes the business management services to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. The Company provides these services through its subsidiary Butler National Service Corporation ("Management Services",
"Gaming" or "BNSC").

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

 Assets as of April 30, 1996 and Net Revenues for the year ended
April 30, 1996.

Industry Segment              Assets    Revenue
Aircraft Modifications         56.7%     14.6%
Avionics                           2.5%      1.5%
Food Distribution               22.5%    78.9%
Gaming                           13.9%     0.0%
Monitoring Services             2.7%      5.0%
Temporary Services             0.1%      0.0%
Corporate Office                 1.6%      0.0%

Financial Information about Industry Segments

 Information with respect to the Company's industry segments are found at Note 12 of Notes to Consolidated Financial Statements for the year ended April 30, 1996, located herein at pages 43 and 44.

Narrative Description of Business

 Aircraft Modification. The Company modifies business category aircraft at Avcon. The modifications include aircraft conversion from passenger to freighter configuration, conversion to air ambulance, addition of aerial photography capability, stability enhancing modifications for Learjets, and other special mission modifications. Avcon offers aerodynamic and stability improvement products for selected business jet aircraft.

 Sales of the Aircraft Modifications product line are handled directly through the Aircraft Modifications Division in Newton, Kansas.
Specialty modifications are quoted individually by job.  The
Company is geographically located in the marketplace for the Aircraft Modifications products and it believes there are four primary competitors (AAR of Oklahoma, AVTEC, Dee Howard Company,
Raisbeck Engineering) in the industry in which the Aircraft
Modifications Division participates.

 On May 3, 1996, the Company's subsidiary, Avcon Industries, Inc., received approval from the Federal Aviation Administration of a Supplemental Type Certificate ("STC") (no. ST00432WI) for its
AVCON FIN Modification for installation on Learjet Model 35 and
36 Aircraft. The STC authorizes Avcon to build the required parts and assemblies and to perform the installations on applicable customer-owned Learjets. FAA pilots thoroughly evaluated the test aircraft, and determined that the fins substantially increase the aerodynamic stability in all flight conditions. The fin STC eliminates the operational requirement for Yaw Dampers which are otherwise required in both Learjet models to control adverse yaw tendencies in certain flight conditions, particularly during approach and landing. Learjets equipped with AVCON FINS exhibit the same aerodynamic stability and improved operating efficiency offered on newer Learjet models, while maintaining the outstanding range, speed and load-carrying capabilities that made the Learjet Models 35 and 36 among the most popular Business Jets ever produced. Mounted like the fins of an arrow on the rear of the aircraft, Learjets equipped with AVCON FINS have a new look much the same as the current production aircraft. This modification will give the Learjets produced in the 1970's and 1980's the look of the 21st century.

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

 Food Distribution. RFI is a specialty food distribution business with contract warehouses in St. Louis and Kansas City, Missouri. RFI serves a wide range of customers, nationwide, in the wholesale, food processing and retailing industries. RFI purchases from manufacturers product overruns, seconds, and merchandise approaching ideal quality date and sells these products to various wholesalers and retailers. Product items are "center of the plate items," ie. meat and poultry products. The acquisition of various products in this very competitive market is dependent upon successful bidding at a price standpoint. Most products are sold on a bid basis and such products compete with all other standard products sold under regulated method of distribution. The Company competitively bids various governmental agencies, school districts, prison systems and others to supply product to institutions. Purchases are immediate with ten day terms and sales terms are 30 days.

 Management Services. BNSC is engaged in the business of providing management services to Indian Tribes in connection with the Indian Gaming Regulatory Act of 1988. The Company has three management agreements in place; however, the performance of these agreements is contingent upon and subject to various approvals by the Secretary of Interior, Bureau of Indian Affairs, National Indian Gaming Commission and the appropriate State if required. Also, the Company has a signed consulting engagement letter with another tribe to study and develop a plan for Indian gaming.

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

 Patents. There are no patents, trademarks, licenses, franchises, or concessions held by the Company or which need to be held in order for it to engage in the businesses in which it engages. However, the Company maintains certain airframe alteration certificates, commonly referred to as Supplemental Type Certificates ("STCs"), issued to it by the FAA for its Aircraft Modification and Avionic businesses.

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

 Backlog.  The Company's backlog as of April 30, 1996, 1995, and
1994, was as follows:

Industry Segment         1996       1995          1994
Aircraft Modifications   820,694   1,470,005    2,432,041
Avionics                    390,066     206,393      181,216
Food Distribution         251,160   1,850,000      932,478
Monitoring Services    1,645,844     208,188      238,800
Temporary Services          -              -           720,406
                            $3,107,764 $3,734,586  $4,504,941

 The Company's backlog as of June 27, 1996, totaled $3,318,799 consisting of $791,729, $390,066, $251,160, $1,885,844 and $0,
respectively, for Aircraft Modifications, Avionics, Food Distribution, Monitoring Services and Temporary Services. The backlog includes firm orders which may not be completed within the next twelve months. The amount of backlog the Company expects will not be filled within the next year totals $1,521,594 consisting of $375,000, $138,066, $0, $1,008,528, and $0.

 The company's backlog related to monitoring services segment increased since its annual contract with its major customer has been extended to a five year contract. Backlog related to food distribution is immaterial compared to expected sales since the nature of the business does not call for extended contracts. In prior years this segment maintained an annual contract with one major customer which has been converted to a renewable six week contract.

 Employees. The Company employed 62 people on April 30, 1996, compared to 54 people on April 30, 1995, and 920 people on April 30, 1994. The decrease in the number of employees is due to the inactive status of the Temporary Services segment. As of June 27, 1996, the Company employed 57 people. None of the Company's employees are subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and Export Sales.

 Information with respect to Domestic Operations may be found at
Note 12 of Notes to Consolidated Financial Statements for the year ended April 30, 1996, located herein at pages 43 and 44. There are no significant foreign operations.

Item 2.  PROPERTIES

 The corporate headquarters is located in a 7,500 square feet leased facility for office and storage space at 1546 East Spruce Road in Olathe, Kansas. The annual lease cost is $42,612 per year. The lease expires December 31, 1998. The facilities are adequate for current and anticipated operations.

  The Company's Aircraft Modifications Division is located at the municipal airport in Newton, Kansas, in facilities occupied under a long-term lease extending to April 30, 2002 at an annual rental of $33,000. The lease is renewable for an additional seven-year term.
In February 1989, the Company entered into a long-term capital lease with the City of Newton, Kansas, for a second hangar. The lease extends to February 28, 2009, at an initial annual rental of $55,200. Commencing November 1, 1991, the annual rental declined to $50,400 for the remaining term of the lease. The Company entered into a letter of agreement with the landlord to reduce the lease payments to $33,000 per year on a month-to-month basis and to retain an option to reinstate the capital lease as originally contracted. These facilities are adequate for current and anticipated operations.

 The Company's wholly-owned subsidiary, Butler National Services,
Inc. has its principal offices in Ft. Lauderdale, Florida, in facilities occupied under a three-year lease ending March 31, 1999. The annual rental is approximately $25,903. The facilities are adequate for current and anticipated operations.

 The Company's wholly-owned subsidiary, Woodson Avionics, Inc., had its principal offices and manufacturing operations at Plectron Place in Imboden, Arkansas. The Company rented 3,000 square foot of space for $10,200 per year. During May, 1996, the Company relocated to Arizona. As of June 1, 1996, the Company rents 5,200 square foot of space for $3,340 per month. The lease expires April 30, 1998. The facilities are adequate for current and anticipated operations.

 The Company's wholly-owned subsidiary, RFI, has its principal offices in Wentzville, Missouri. The Company currently rents 4,700 square foot of space for office and storage for $4,000 per month. The lease expires April 30, 2000. The facilities are adequate for current and anticipated operations.

Item 3.  LEGAL PROCEEDINGS

 The Company had an employment agreement with an individual which the Company terminated in April 1995. This individual filed a lawsuit against the Company, the President of the Company and various corporate subsidiaries alleging the Company wrongfully terminated the individual's employment in breach of the contract.
The suit was filed in October, 1995, in State Court in Johnson County, Kansas. The individual has asserted a claim for damages in excess of $1,400,000. The individual had proposed a settlement offer for $500,000, but has recently withdrawn the settlement offer. It is management's position that the Company will defend the claim vigorously and in that pursuit the Company has asserted a counterclaim against the individual for negligence in the performance of the individual's professional duties.

 Various other legal proceedings are now pending against the Company. The Company considers all such proceedings to be ordinary litigation incident to the character of the business. The Company believes that the resolution of those claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

 The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1996.

                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON
          STOCK AND RELATED STOCKHOLDER MATTERS

(a) Market Information. The Company was initially listed in the national over-the-counter market in 1969, under the symbol "BUTL." Effective June 8, 1992, the symbol was changed to "BLNL." On February 24, 1994, the Company was and is listed on the NASDAQ Small Cap Market under the symbol "BUKS."

The range of the high and low bid prices per share of the Company's common stock for fiscal years 1996 and 1995 as reported by the over-the-counter market on the pink sheets and NASDAQ is set forth below. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                       Year End 4/30/96    Year End 4/30/95
                        High     Low        higH     Low
First Quarter        4 7/8     3 1/4         5 1/4    2 7/8
Second Quarter     4 3/8     2 3/4         4 3/4    2 3/4
Third Quarter       3 1/8     2              4        2
fourth Quarter      3 1/16    2              4 1/4   2 3/4

(b) Holders. The approximate number of holders of record of the Company's common stock, as of June 27, 1996, was 1,600.

(c) Dividends. The Company has not paid any cash dividends on its common stock, and the Board of Directors does not intend to declare any cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

 The information set forth below should be read in conjunction with Management's Discussion and Analysis of Results of Operations and
Financial Condition and the Consolidated Financial Statements and related Notes included elsewhere in the report.

Year Ended April 30 (In thousands except per share data)
               1996     1995      1994       1993      1992
Net Sales   $17,339  $13,155  $17,713   $16,854  $12,497
Income(Loss)
from
Continuing
Operations  $  144   $ (825)   $   271    $ 800     $  340
Net Income
(Loss)        $ 144   $ (825)    $  271    $  800    $   340
Per Share
Income
(Loss)from
Continuing
Operations   $  .02   $ (.10)    $  .04     $ .12       $ .07
Net Income
(Loss)         $  .02  $  (.10)    $  .04    $ .12        $ .07
Selected
Balance
Sheet
Information
Total Assets  $8,261 $4,263     $5,024   $2,645      $ 2,312
Long-term
Obligations   $   57  $   81      $  108   $  355      $   394
Cash
dividends
declared/
common
share         None     None        None     None      None

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1996 compared to fiscal 1995

 The Company's sales for fiscal 1996 were $17,338,966, an increase of 31.8% from fiscal 1995 sales of $13,155,982. Discussion of specific changes by operation follows.

 Food Distribution: Revenues from the Food Distribution business segment increased 44.2% from $9,487,964 in fiscal 1995 to $13,685,871 in fiscal 1996. Revenue increase is due to increased customer base and product sales. This increase was achieved primarily through the Company's continued commitment to customer service and top-quality products. The increase in sales resulted in a 81.2% increase in gross profit to $1,971,632 in fiscal year 1996 from $1,087,891 in fiscal year 1995. Operating profit before corporate allocations increased from $461,200 in fiscal year 1995 to $809,416 in fiscal year 1996.

 This subsidiary was acquired by the Company on April 24, 1994.
Prior to January 1, 1994, the business was organized as a sole proprietorship. During this time all distributions to the business's shareholder were treated as capital transactions which had no impact on operating income. Beginning January 1, 1994, when the business began operations as a C corporation, officer distributions were treated as salary expense which caused as increase in selling, general and administrative expenses in fiscal year 1994. However, this only accounted for a portion of the officer's salary in 1994. In fiscal year 1995 a full year's salary was included in sales, general and administrative expense thereby reducing the operating income of the business in comparison to fiscal year 1994 when only four (4) months of the officer's salary was expensed through sales, general and administrative expense.

 The Company plans to continue increasing the customer base and product sales in this segment. The Company believes this division will continue to be a strong contributor in the future and will continue to be a large contributor to the overall Company's growth.

 Aircraft Modification: Sales from the Aircraft Modifications business segment increased 37.2% from $1,845,609 in fiscal 1995 to $2,531,504 in fiscal 1996. This segment earned an operating profit of $356,916 in 1996 compared to income of $133,924 in 1995.
Product sales increased due primarily to one large job accounting for approximately $700,000 in sales. The increase in the operating income is due to the increase in sales.

      As previously noted on page 3, (Item 1. business), on May 3, 1996, the Company's subsidiary, Avcon Industries, Inc., received approval from the Federal Aviation Administration of a Supplemental Type Certificate ("STC") (no. ST00432WI) for its AVCON FIN
Modification for installation on Learjet Model 35 and 36 Aircraft.
The STC authorizes Avcon to build the required parts and assemblies and to perform the installations on applicable customer-owned
Learjets. The company believes the potential market for fin installations to be approximately 1,000 aircraft and that approximately 500 fin installations will be performed over the next several years. the company plans to market the fin installation to the user at an expected installed price of $110,000 per aircraft.

 The Company believes that it must continue to increase spending on research and engineering development activities in order to expand the aircraft modification market. The Company believes that the increased modification market of the Learjet will enable this segment to be an even greater contributor to the overall Company's growth.

 Switching Units: Sales from the Avionics Switching Unit business segment increased 9.3% from $238,162 in fiscal 1995 to $260,399 in fiscal 1996. Sales to the major OEM customer increased 31.8% and sales for aircraft repair and refurbishment declined 21.6% from fiscal 1995 to fiscal 1996. Sales have remained relatively stable between
years.   Operating profits increased from $4,443 in fiscal 1995 to
$79,545 in fiscal 1996. Management expects this business segment to continue to be stable in future years.

 SCADA Systems and Monitoring Services: Revenue from
Monitoring Services increased from $793,930 in fiscal 1995 to $861,192 in fiscal 1996, an increase of 8.5%. During fiscal 1996, the Company was able to maintain a relatively level volume of long-term contracts with municipalities. Revenue increased due to the introduction of new products and services. The Company's contracts with its two largest customers have been renewed for fiscal 1997. An operating profit of $227,028 in Monitoring Services was recorded in fiscal 1996 compared to fiscal 1995 operating profit of $156,614. The increased profit resulted from special jobs completed in addition to the long term contracts with the municipalities. The Company was able to secure performance bonds during the first quarter of fiscal 1995. This division has since bid on certain jobs requiring performance bonds and completed two special jobs, with revenue totaling approximately $100,000.

 The Company believes this segment will continue to grow at a moderate rate. This segment has seen consistent increases over the past few years and the Company expects this to continue.

 Temporary Services: This operation provides temporary employee services for corporate clients. This segment was inactive during fiscal 1996. If and when the Company is able to open Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary
Services.

Management Services:
- -general-
The Company received no revenue and incurred $525,000 in general and administrative expenses in the current fiscal year associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized $145,414 and $142,751 in fiscal years 1996 and 1995, respectively, related to shares issued for services rendered to the Company in that regard.

 The Company has invested $1,150,000 in land, land improvements and professional design fees related to the development of Indian Gaming facilities. Included in this investment is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas. The Company believes that this tract could be developed and sold for residential and commercial use other than Indian gaming if the gaming enterprise does not open. Additional improvements including access roads, water and sewer
services, etc. are planned for this land.   After these improvements,
the land may be sold in small tracts. This may allow the Company to recover the majority, if not all, of the $1,150,000 investment.

- -Princess Maria Casino-
The Company has a management agreement with the Miami Tribe to provide management services to the Miami Tribe. The Miami Tribe requested a compact with the State of Kansas for Class III Indian full-casino Indian gaming on Indian land known as the Maria Christiana Miami Reserve No. 35 located in Miami County, Kansas, on July 9, 1992.

 The Miami Tribe's 1992 compact was the subject of a lawsuit filed in February 1993, in the Federal District Court by the Miami Tribe alleging the failure to negotiate a compact in good faith by the State of Kansas. This case has been dismissed. The United States District Court dismissed the Miami Tribe's failure to negotiate a compact suit against the State of Kansas as a result of the United States Supreme Court's ruling in Seminole v. State of Florida. The Supreme Court ruled that the provision of the IGRA did not allow an Indian tribe to compel a state by litigation to negotiate a compact.

 In February, 1993, former Kansas Governor Finney requested a determination of the suitability of the Miami Indian land for Indian Gaming under the IGRA from the Bureau of Indian Affairs (the
"BIA"). In May, 1994, the NIGC again requested the same determination. Finally, in May, 1995, an Associate Solicitor within the BIA issued an opinion letter stating the Miami Tribe has not established jurisdiction over the Miami land in Kansas. This is the first definitive statement received from the central office of the BIA in three years. The latest opinion is contrary to a September, 1994, opinion of the Tulsa Field Solicitor, in an Indian probate stating that the Miami Tribe has jurisdiction over the Miami Indian land in Kansas. On July 11, 1995, the U.S. Department of Justice issued a letter to the Associate Solicitor expressing concern about the conclusions reached based upon the analysis of the case.

 The Miami Tribe has challenged this opinion in Federal Court to prove and protect the sovereignty of the Miami Tribe and other
Indian tribes relating to their lands. On April 11, 1996, the Court ruled that the Miami Tribe did not have jurisdiction because the BIA had not approved the Tribal membership of the Princess Maria heirs at the time the management agreement was submitted, therefore, the Court ordered that the NIGC's determination that Reserve No. 35 is not "Indian land" pursuant to IGRA is affirmed. However, the Court noted in its ruling that nothing precludes the Tribe from resubmitting its management agreement to the NIGC along with evidence of the current owners' consent and the newly adopted tribal amendment.
On February 22, 1996, the BIA approved the Miami Tribe's constitution and the membership of the heirs. Currently, the Tribe is in the process of resubmitting the management agreement. Although the Court noted that the Tribe could resubmit the management agreement, the Court did not pass on whether or not a new submission will obtain approval. Therefore, even though the Company and the Tribe believe the re-submission will be in compliance with all laws and regulations, there is no assurance that the management agreement will be approved.

- -Stables Bingo and Off-Track Betting-
 Additionally, the Company has a signed management agreement with
the Miami and Modoc Tribes.   A class III Indian Gaming Compact
for a joint-venture by the Miami and Modoc Tribes, both of Oklahoma, has been approved by the State of Oklahoma and by the Assistant Secretary, Indian Affairs for the U.S. Department of the Interior. The Compact was published in the Federal Register on February 6, 1996, and is therefore, deemed effective. The Compact authorizes Class III (Off-Track Betting "OTB") along with Class II (high stakes bingo) at a site within the City of Miami, Oklahoma.

 The Company will consult with the development of and plans to manage the joint-venture for the tribes. The proposed facility is planned to be approximately 22,000 square-feet and to be located directly south of the Modoc Tribal Headquarters building in Miami.
it is currently intended that the complex will contain off-track betting windows, a bingo hall, and a restaurant. The Company's
Management Agreement requires the approval of the NIGC. the management agreement was filed in September, 1994, with the NIGC and rejected pending approval of this Compact. On January 25, 1996, the managment agreement was resubmitted and currently is being reviewed by the NIGC. Under the management agreement as submitted, the Company, as manager, is to receive a 30% share of the profits and reimbursement of the development costs. Therefore, even though the Company and the Tribes believe the re-submission will be in compliance with all laws and regulations, there is no assurance that the management agreement will be approved.

- -Shawnee Reserve No. 206-
 Since 1992, the Company has maintained a business relationship with approximately seventy Indian and Non-Indian heirs (the "Owners") of the Newton McNeer Shawnee Reserve No. 206
("Shawnee Reserve No. 206"). This relationship includes assistance with the defense of the property against adverse possession by one family member in exchange for being named the manager for any Indian gaming enterprises that may be established on the land. As a result of the Company's assistance, the Owners are in the process of becoming the undisputed beneficial owners of approximately 72 acres of the Shawnee Reserve No. 206 as ordered by the United States District Court for the District of Kansas. The Company has purchased options for an additional 17 acres continguous to the Indian land.

 Shawnee Reserve No. 206 has been a part of the Shawnee
Reservation in Kansas Territory since 1831 and was reserved as Indian land and not a part of the State of Kansas when Kansas became a state in 1861. Within the boundaries of Johnson County, Kansas and the Kansas City metro area, the Indian land is located on west 83rd Street approximately 25 road miles southwest from downtown Kansas City, Missouri.

 In addition, the Company maintains a relationship and agreement to manage the proposed establishment as a part of the Owners' desire to work with the Shawnee Tribe of Oklahoma. The Shawnee Tribe of Oklahoma is not a federally recognized tribe. The tribe, sometimes known as the Loyal Shawnee Tribe, is a tribe organized by a 1960 federal resolution operating within and as a part of the federal recognition of the Cherokee Nation of Oklahoma. The Indian
Owners of Shawnee Reserve No. 206 have federal Indian membership cards showing them as Cherokee-Shawnee members of the Cherokee Nation of Oklahoma. The Shawnee and the Cherokee are currently working to reaffirm the Shawnee's jurisdiction over the Indian land.

 The Company believes that there is a significant opportunity for Indian gaming on the Shawnee Reserve No. 206. However, none of the above agreements have been approved by the BIA or the Cherokee Nation or any other regulatory authority. There can be no assurance that these or future agreements will be approved and that any Indian gaming will ever be established on the Shawnee Reserve or that the Company will be the Management Company.

- -Modoc Bingo-
 The Company has a management agreement with the Modoc Tribe, to construct and operate an Indian gaming facility on Modoc Reservation lands in Eastern Oklahoma. The Management
Agreement was filed with the NIGC on June 7, 1994, for review and approval. No approval has yet been received by the NIGC.
- -Other Gaming-
 The Company is currently reviewing other potential Indian gaming opportunities with other tribes. These discussions are in the early stages of negotiation and there can be no assurance that these gaming opportunities will be successful.

 The various management agreements have not yet been approved by the various governing agencies and therefore are not filed as exhibits to the document.

 Selling, general and administrative (SG&A) expenses increased $330,058 (12.5%) in fiscal year 1996. These expenses were $2,961,343 or 17.1% of revenue in fiscal 1996 and $2,631,285 or
20% of revenue in fiscal 1995. SG&A expenses related to the new subsidiary, RFI, were $1,162,216 in fiscal 1996 and $608,412 in fiscal 1995. The increase in SG&A related to RFI between years is
due to the increase in sales personnel.   SG&A expenses related to
the Company, excluding RFI, were $1,799,127 in fiscal 1996 compared to $1,988,411 in fiscal 1995.

 Other income (expense) expenses decreased due to the writedown of the land and building in Overton, Nebraska in fiscal 1995. This facility became idle in 1994. The Company was unable to complete the negotiated sale of the land and building therefore the Company reduced the value of the asset by $157,200 in order to record the asset at its estimated net realizable value. The Company entered into an agreement on September 13, 1995, with the Village of Overton for the sale of the building in Overton, Nebraska. The Company received a cash payment of $30,000 at closing on September 18, 1995, and may receive an additional $70,000 if the Village of Overton is either able to sell or lease the building in the future. As of yearend, the Company has not received any additional monies.
There can be no assurance that the Village of Overton will be able to sell or lease the building.

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

 As of June 3, 1994, the Company no longer provided temporary services to its largest customer (WH of KC). The Company's customer sold the Wendy's stores in the Kansas City area to Wendy's International. Wendy's International did not wish to contract with the Company to provide temporary services. This represents a loss in revenue of approximately 56 percent of the Company's consolidated revenue, but only 13 percent of the Company's consolidated gross profit. This segment became inactive during fiscal 1995. If and when the Company is able to open Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.
See Note 8 to the financial statements for further discussion of this change.

 Management Services:   The Company incurred $560,000 in general
and administrative expenses in the fiscal year 1995 associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized
$142,751 and $85,176 in fiscal years 1995 and 1994, respectively, related to shares issued for services rendered to the Company in that regard.

 The Company had invested $978,000 in land, land improvements and professional design fees related to the development of three
Indian Gaming facilities as of April 30, 1995.

 Selling, general and administrative (SG&A) expenses increased $837,484 (47.6%) in fiscal year 1995. These expenses were
$2,596,823 or 19.7% of revenue in fiscal 1995 and $1,759,339 or
9.9% of revenue in fiscal 1994. SG&A expenses related to RFI were $608,412 in fiscal 1995 and $413,837 in fiscal 1994. The increase in SG&A related to RFI between years is due to the increase in sales
personnel.   SG&A expenses related to the Company, excluding RFI,
were $1,988,411 in fiscal 1995 compared to $1,345,502 in fiscal
1994. The increase of approximately $600,000 is directly related to the Company's continued effort to explore opportunities in connection with the Indian Gaming Act of 1988.

 Other income (expense) expenses increased due to the writedown of the land and building in Overton, Nebraska in fiscal 1995. This facility became idle in 1994. The Company was unable to complete the negotiated sale of the land and building therefore the Company reduced the value of the asset by $157,200 in order to record the asset at its estimated net realizable value.

Liquidity and Capital Resources

 Borrowed funds have been used primarily for working capital. Bank debt related to the company's operating line was $301,434 at April 30, 1996, $362,495 at April 30, 1995, and $405,351 at April 30,
1994.

 The Company's unused line of credit at April 30, 1996 was $198,566. As of June 27, 1996, the Company's unused line of credit was $143,621. The Company's line of credit is $500,000. The interest rate on the Company's line of credit is prime plus two, as of June 27, 1996, the interest rate is 10.25%.

 The Company plans to continue using the promissory notes payable due in August 1996 as working capital. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 1997. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

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

 In fiscal 1995, the Company issued stock at fair market value for various legal, marketing and consulting services, in lieu of cash payments. During fiscal 1995, the Company issued 95,000 shares of stock at a value $219,668 for professional services to be provided in the future.

 The Company did not issue shares for professional services to be provided in the future in fiscal 1996.

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

 The Company does not expect nor has it incurred any substantial costs associated with integrating RFI's operations. The Company expects that the majority of RFI's operations will continue to operate as it did under previous management. The Company does plan to expand the customer base of RFI, by hiring additional sales personnel in various locations. The additional costs of personnel should be more than offset by the additional contribution margin recognized.
The Company hired seven (7) additional sales personnel at various locations in fiscal 1995 and fiscal 1996.

 The Company is planning a retail market test under its registered trade name, Value Foods, of the products being distributed by RFI. Two or more test stores are planned in smaller communities. Capital to finance this planned test marketing of approximately $500,000 may be required during fiscal 1997.

 The Company has entered into a letter of intent to purchase the operating rights and assets of Woodson Electronics, Inc. If the transaction is consummated under the terms of the letter of intent, the Company anticipates a purchase price of approximately 100,000 shares of the Company's common stock, $.01 par value, and cash payments totalling approximately $34,000, over a period of two (2) years. This transaction was completed May 1, 1996. See Note 10.

 The Company plans to relocate and consolidate the Avionics manufacting operations and the planned to be acquired Woodson Electronics, Inc., SCADA manufacturing operations to a new location in the Phoenix, Arizona area. This relocation places Avionics closer to its primary customer and provides a more skilled labor force for the expansion of the consolidated manufacturing operation. Capital to finance this planned relocation of approximately $500,000 may be required during fiscal 1997.

 The Company does not, as of April 30, 1996, have any material commitments for other capital expenditures.

 The Company had an employment agreement with an individual which the Company terminated in April 1995. This individual filed a lawsuit against the Company, the President of the Company and various corporate subsidiaries alleging the Company wrongfully terminated the individual's employment in breach of the contract.
The suit was filed in October, 1995, in State Court in Johnson County, Kansas. The individual has asserted a claim for damages in excess of $1,400,000. The individual had proposed a settlement offer for $500,000, but has recently withdrawn the settlement offer. It is management's position that the Company will defend the claim vigorously and in that pursuit the Company has asserted a counterclaim against the individual for negligence in the performance of the individual's professional duties.

 Depending upon the development schedules, the Company, through BNSC, will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available and these additional funds for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from two sources: internally generated working capital from non-gaming operations and the proceeds from an anticipated private placement of the Company's common stock. After a few gaming facilities become operational, the gaming operations will generate additional working capital for the start up and construction of other additional gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

Analysis of Cash Flow

 During 1996, the Company's cash position increased by $532,848.
A majority of the positive cash flow from operations in fiscal 1996 is due to the proceeds from stock issuances of approximately
$1,250,000. A large portion of the cash flow from financing activities is offset by the use of cash in the Indian gaming segment and the development of aircraft and aircraft parts.

 Operating Activities: The majority of the increase in accounts Receivable relates to the food distribution division. The accounts receivable related to the food distribution segment went from approximately 800,000 in fiscal 1995 to 1,300,000 in fiscal 1996 due to increased product sales. The majority of the increase in contracts in process relates to one large job at the aircraft modification facility of approximately $700,000. Additionally there are three other smaller jobs in process. Inventories at the aircraft modification segment increased approximately $240,000.

 Investing Activities: The increase in cash used in investing activities is due to the use of approximately $175,000 related to the development of Indian gaming and approximately $220,000 in the development of the aircraft modification business.

 Financing Activities: During fiscal year 1996, the Company received proceeds from the exercise of employee stock options of approximately $50,000. Employees exercised 442,700 options to purchase shares of stock in fiscal 1996.

 Subsequent to April 30, 1996, the Company completed a private placement in which the Company issued an 8% cumulative convertible debenture, with a conversion price to be determined by the previous five day average bid price, prior to the date of conversion, with a maturity of June 26, 1998. The gross proceeds from this offering were approximately $750,000. The net cash proceeds were approximately $675,000, after deducting the expenses of the offering.

Changing Prices and Inflation

 The Company did not experience any significant pressure from inflation in 1996.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA

 The Financial Statements of the Registrant are set forth on pages 26 through 44 of this report.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

 The Company has had no disagreements with their current accountants.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

 The names and ages of the directors, their principal occupations for at least the past five years are set forth below, based on information furnished to the Company by the directors.


Clark D.Stewart (56)  SERVED SINCE 1989  President of the
Company from September 1, 1989 to present.  President of
Tradewind Systems, Inc. (consulting and computer sales) 1980 to present; Executive Vice President of RO Corporation (manufacturing) 1986 to 1989; President of Tradewind Industries, Inc.
(manufacturing) 1979 to 1985.

R. Warren Wagoner (44) SERVED SINCE 1986 Chairman of the
Board of Directors of the Company since August 30, 1989 and President of the Company from July 26, 1989 to September 1, 1989. Sales Manager of Yamazen Machine Tool, Inc. from March, 1992 to March, 1994; President of Stelco, Inc. (manufacturing) 1987 to 1989; General Manager, AmTech Metal Fabrications, Inc., Grandview, MO
1982 to 1987.

William E. Logan (58) SERVED SINCE 1990 Vice President and
Treasurer of Wendy's Hamburgers of Kansas City, Inc. June, 1984 to present. Vice President and Treasurer of Valley Foods Services, Inc. (wholesale food distributor) June, 1988 to April, 1993.
Professional practice as a Certified Public Accountant 1965 to 1984.

William A. Griffith (49) SERVED SINCE 1990 Secretary of the Company, President of Griffith and Associates (management consulting) since 1984. Management consultant for Diversified Health Companies (management consulting) from 1986 to 1989 and for Health Pro (health care) from 1984 to 1986. Chief Executive Officer of Southwest Medical Center (hospital) from 1981 to 1984.

David B. Hayden (50) SERVED SINCE 1996   Co-owner and
President of Kings Avionics, Inc. since 1974 (avionics sales and service). Co-owner of Kings Aviation LLP (aircraft fixed base operation and maintenance) since 1994. Field Engineer for King Radio Corporation (avionics manufacturing) 1966 to 1974. Mr. Hayden has been appointed by the Board of Directors and will be voted upon by the Shareholders in October, 1996.

 The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of shareholders and at special meetings held during the year. The executive officers are as follows:

Name                      Age  Position
R. Warren Wagoner   44     Chairman of the Board of Directors
Clark D. Stewart       56     President and CEO
Jack L. Graham        72     VP, Aircraft Modifications
Thomas E. Woodson  58     VP, Avionics
Jon C. Fischrupp       56     President of Butler National
Services, Inc.,
                                    a wholly-owned subsidiary of the
Company
Marvin J. Eisenbath    44      President of R. F. Inc., a wholly-
owned
                                     subsidiary of the Company ("RFI")
Stephanie S. Ruskey   31     VP, CFO and Assistant Secretary
Edward J. Matukewicz 48     Treasurer
William A. Griffith    49     Secretary

R. Warren Wagoner was General Manager, Am-Tech Metal
Fabrications, Inc. from 1982 to 1987.  From 1987 to 1989,
Mr. Wagoner was President of Stelco, Inc.  Mr. Wagoner was Sales
Manager for Yamazen Machine Tool, Inc. from March 1992 to
March 1994.  Mr. Wagoner was President of the Company from
July 26, 1989, to September 1, 1989.  He became Chairman of the
Board of the Company on August 30, 1989.

Clark D. Stewart was President of Tradewind Industries, Inc., a manufacturing company, from 1979 to 1985. From 1986 to 1989, Mr. Stewart was Executive Vice President of RO Corporation. In 1980, Mr. Stewart became President of Tradewind Systems, Inc. He became President of the Company in September 1989.

Jack L. Graham was President of Avcon Industries for 19 years and joined the Company in December 1983, at the time of the acquisition of Avcon Industries by the Company. Mr. Graham is Vice President, Aircraft Modifications.

Thomas E. Woodson has been President of Plectron Corporation since 1980. Mr. Woodson became General Manager of Woodson
Avionics, Inc. in February 1990, and Vice President of Avionics in
November 1990.

Jon C. Fischrupp was President of Lauderdale Services, Inc. ("LSI") from June 14, 1978, until May 1, 1986, at which time the Company acquired LSI and he became President of LSI (now known as Butler
National Services, Inc.).

Marvin J. Eisenbath was President of RFI from January 1988 to April 1994, at which time the Company acquired RFI and he continued as its President. Mr. Eisenbath was the Vice President of Purchasing of Sysco Corporation from 1981 to 1987.

Stephanie S. Ruskey, CPA, was a senior accountant with Arthur Andersen LLP from May 1987 until December 1990. Ms. Ruskey joined the Company in December, 1990, as controller and was promoted to Vice President - Chief Financial Officer in 1991.

Edward J. Matukewicz was Vice President of Master Fund Company from 1987 to 1990 and Vice President of First Trust of Mid America from 1990 to 1991. Mr. Matukewicz joined the Company in May,
1991, as Treasurer.

William A. Griffith was Chief Executive Officer of Southwest Medical Center (hospital) from 1981 to 1984. Mr. Griffith was a management consultant for Health Pro from 1984 to 1986 and for Diversified Health Companies from 1986 to 1989. Mr. Griffith has been President of Griffith and Associates, management consulting, since 1984. Mr. Griffith became Secretary of the Company in 1992.

Except for the following, based on the information filed with the Company, all reports required to be filed for the fiscal year ending April 30, 1995 and 1996 with the Securities and exchange
Commission under Section 16 of the Securities Exchange Act of
1934, as amended, by the Company's executive officers, directors and 10% stockholders have been filed in accordance with applicable rules. Ms. Brenda Brainard Shadwick has not filed a Form 3 reflecting her employment with the Company (beginning July 1994), a Form 4 reflecting her holdings of 8,333 shares of the Company's common stock (restricted shares issued per her employment agreement on June 24, 1994) or a Form 5 reflecting her status as of April 30, 1995. On April 17, 1995, Ms. Shadwick's employment was terminated.

Item 11.                    EXECUTIVE COMPENSATION

SUMMARY

 The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (determined as of the end of the last fiscal year) for the fiscal years ended April 30, 1996, 1995 and 1994:

SUMMARY COMPENSATION TABLE
Name and
Principal Position   Year  Salary  ($)Bonus   ($) Other
                                                        Annual
                                                        Comp
Clark D. Stewart,
President  and CEO,
Director                 96  212,075    ---        ---
                           95  195,590    ---        ---
                           94  166,185    ---        ---
Marvin J. Eisenbath,
President, R. F., Inc.
<fn2>                    96  331,791    ---        ---
                           95  307,469     ---        ---
                           94     6,923    N/A      N/A
Brenda Brainard
Shadwick, Indian
Affairs counsel<FN3>96    --          ---        ---
                           95   133,709   N/A     N/A
                           94    N/A       N/A    N/A

                                ($)Restricted     ($) Securities
                          YR  Stock Award(s)  Underlying
                                                     Options<FN1>
Clark D. Stewart,
President  and CEO,
Director                 96   ---                  50,000
                           95   ---                 100,000
                           94   ---                 970,000
Marvin J. Eisenbath,
President, R. F., Inc.  96    ---                  ---
                           95     ---                  ---
                           94    N/A               N/A
Brenda Brainard
Shadwick, Indian
Affairs counsel         96     ---                  ---
                           95   24,999              N/A
                           94    N/A                N/A

<fN1>Represents options granted pursuant to the Company's 1989
Nonqualified Stock Option Plan (100,000) in 1995 and 1993
Nonqualified Stock Option Plan (20,000) and 1993 Nonqualified
Stock Option Plan II (950,000) in 1994.

                             LTIP Payouts  All Other
                         YR   ($)             Compensation($)
Clark D. Stewart,
President  and CEO,
Director                 96   ---              ---
                           95   ---              ---
                           94   ---              ---

Marvin J. Eisenbath,
President, R. F., Inc.
<fn1>                    96    ---            ---
                           95     ---            ---
                           94    N/A          N/A
Brenda Brainard
Shadwick, Indian
Affairs counsel<FN2>96     ---            ---
                           95   N/A           N/A
                           94    N/A          N/A

<FN1>Mr. Eisenbath, president of RFI, became an executive officer of the Company on April 22, 1994. <FN2>Ms. Shadwick, Indian Affairs counsel, employed July 5, 1994 to April 17, 1995. Ms. Shadwick was issued 8,333 shares of common stock with a value of $24,999 on June 24, 1994. Ms. Shadwick received these shares on her termination date.

OPTION GRANTS, EXERCISES AND HOLDINGS

 The following table provides further information concerning grants of stock options pursuant to the 1989 Nonqualified Stock Option Plan during the fiscal 1996 year to the named executive officers:

OPTION GRANTS IN LAST FISCAL YEAR
Individual Grants
Name         Number of  % of Total    Exercise or
                Securities    Options        Base Price
                Underlying  Granted to     ($/Sh)
                Options      Employees in
                Granted (#)   fiscal Year
 Clark D.
Stewart,
CEO<FN1>  50,000        7.1%            2.00
Marvin J.
Eisenbath     -0-            n/a               n/a
Brenda
Shadwick     -0-            n/a               n/a

<fn1>Except in the event of death or retirement for disability, if Mr.
Stewart ceases to be employed by the Company, his option shall terminate immediately. Upon death or retirement for disability, Mr. Stewart (or his representative) shall have three months or one year, respectively, following the date of death or retirement, as the case may be, in which to exercise such options. The option granted for 50,000 shares of Common Stock was granted on December 1, 1995 from the 1995 Stock Option Plan. All such options are immediately exercisable.

               Expiration   Potential Realizable Value
               Date         at Assumed Annual Rates of
                              Stock Price Appreciation
                              for Option Term
                              5% ($)          10% ($)
 Clark D.
Stewart,
CEO           12/01/05     81,445         126,687
Marvin J.
Eisenbath     n/a             n/a               n/a
Brenda
Shadwick     n/a             n/a               n/a

 The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the Company's last fiscal year:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES
Name                 Shares Acquired
                        on Exercise (#)    Value Realized ($)
Clark D. Stewart,
CEO                   400,000            340,000
Marvin J.
Eisenbath               n/a                  n/a
Brenda
Brainard
Shadwick               N/A                 n/a

                         Number of     Value of
                         Securities       Unexercised
                         Underlying     In-the-Money
                         Unexercised    Options at
                         Options at       FY-End ($)<fn1>
                         FY-End (#)
                         Exercisable/   Exercisable/
Name                 Unexercisable  Unexercisable
Clark D. Stewart,
CEO                   1,120,000 / 0  43,750 / 0
Marvin J.
Eisenbath              n/a              n/a
Brenda
Brainard
Shadwick              N/A           n/A

<FN1> Based on the price of the Company's common stock at the close of business on Tuesday, April 30, 1996 and the exercise price of the options.

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

 On June 6, 1994, the Company entered into a five-year employment agreement with Brenda Brainard Shadwick under the terms of which Ms. Shadwick was employed at an annual salary of $150,000 plus additional compensation to be issued in stock options or warrants having fair market value of $25,000. The contract provided that in the event Ms. Shadwick was terminated from employment with the Company other than "for cause," Ms. Shadwick would receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the employment agreement. See Item 3. Legal Proceedings.

COMPENSATION COMMITTEE INTERLOCKS AND
INSIDER PARTICIPATION

 The Compensation Committee of the Board of Directors is comprised of Mr. Wagoner, Mr. Stewart, Mr. Griffith and
Mr. Logan. Mr. Stewart is the President and Chief Executive Officer of the Company and Mr. Griffith is the Secretary of the Company.

 During fiscal 1996, the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $47,000. William A. Griffith, who is a director for the Company, is a principal at Griffith & Associates. It is anticipated that Griffith & Associates will continue to provide services for the Company.

 During fiscal 1996, the Company paid consulting fees of approximately $110,000 to Mr. Logan for business consulting services. It is anticipated that Mr. Logan will continue to provide services for the Company. During the 1995 fiscal year, sales to Wendy's Hamburgers of Kansas City, Inc. ("WH of KC, Inc.")
accounted for approximately 6% of the net sales of the Company ($790,000). William E. Logan, who is a director for the Company, is Vice President and Treasurer of WH of KC, Inc. Mr. Logan sold the WH of KC, Inc. restaurants as of June 3, 1994. The Company no longer provided temporary services subsequent to June 3, 1994.

 During fiscal 1996, the consulting firm of Butler Financial
Corporation was paid for business consulting services rendered to the Company in the approximate amount of $20,000. R. Warren
Wagoner, who is a director for the Company, is a principal at Butler Financial Corporation. It is anticipated that Butler Financial
Corporation will continue to provide services for the Company.

 During fiscal 1996, the Company paid rent payments totalling approximately $30,000 to Eisenbath Properties, Inc. for office space leased by RFI. Marvin J. Eisenbath, who is an officer of the Company, owns Eisenbath Properties, Inc. It is anticipated the
Company will continue to lease office space from Eisenbath
Properties, Inc.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

 The following table sets forth, with respect to the Company's common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company's voting securities as of June 27, 1996.

Name and Address of  Amount and Nature of       Percent
Beneficial Owner       Beneficial Ownership<fn1>  of Class
Clark D. Stewart
1546 East Spruce Road
Olathe, Kansas  66061   2,205,920<fn2>               18.69%
Marvin J. Eisenbath
1546 East Spruce Road
Olathe, Kansas  66061       650,000                       5.51%

<fn1>Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
<fn2>Includes 1,120,000 shares which may be acquired by Mr.
Stewart pursuant to the exercise of stock options which are exercisable.

 The following table sets forth, with respect to the Company's common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of June 27, 1996.

Name of                 Amount and Nature of      Percent
Beneficial Owner      Beneficial Ownership<fn1> of Class
Clark D. Stewart        2,205,920<fn2>              18.69%
Marvin J. Eisenbath      650,000                      5.51%
William E. Logan        260,000<fn3>               2.20%
R. Warren Wagoner      335,000<fn4>              2.84%
William A. Griffith       172,000<fn5>             1.46%
All Directors and
Executive Officers as a
  Group (11 persons)     4,102,900<fn6>            34.77%

<fn1>Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
<fn2>Includes 1,120,000 shares which may be acquired by Mr.
Stewart pursuant to the exercise of stock options which are exercisable.
<fn3>Includes 210,000 shares which may be acquired by Mr. Logan pursuant to the exercise of stock options which are exercisable.
<fn4>Includes 235,000 shares which may be acquired by Mr.
Wagoner pursuant to the exercise of stock options which are exercisable.
<fn5>Includes 92,000 shares which may be acquired by Mr. Griffith pursuant to the exercise of stock options which are exercisable.
<fn6>Includes 2,104,700 shares for all directors and executive officers as a group, which may be acquired pursuant to the exercise of stock options which are exercisable.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

  See Item 11, Executive Compensation pages 18-20.

PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

(a) Documents Filed As Part of Form 10-K Report.

  (1) Financial Statements:
Description Page No.
Report of Independent Accountants 27
Consolidated Balance Sheet as of April 30, 1996 and 1995 28
Consolidated Statements of Operations for the years ended April 30, 1996, 1995 and 1994 29
Consolidated Statements of Shareholders' Equity for the years ended April 30, 1996, 1995 and 1994 30-32
Consolidated Statements of Cash Flows for the years ended April 30, 1996, 1995 and 1994 33

Notes to Consolidated Financial Statements 34-44

(2) Financial Statement Schedules:
Schedule     Description          Page No.
II. Valuation and Qualifying Accounts and Reserves for the years ended April 30, 1996, 1995 and 1994 45
All other financial statements and schedules not listed have been omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)  Exhibits Index            Page No.
 3.1 Articles of Incorporation, as amended, are   *
  incorporated by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended April 30, 1988

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
   April 30, 1994.

 10.16    Letter of Intent to acquire certain assets of   *
  Woodson Electronics, Inc., is incorporated by reference to Exhibit 10.16 of the Company's Form 10-K, as amended for the year ended April 30, 1995.

 10.17 Asset Purchase Agreement between the Company   --
  and Woodson Electronics, Inc. dated May 1, 1996.

 10.18 Non-Exclusive Consulting, Non-Disclosure and  --
  Non-Compete agreement with Thomas E. Woodson dated May 1, 1996.

 10.19 1995 Nonqualified Stock Option Plan dated  --
  December 1, 1995.

 21 List of Subsidiaries     46

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

June 27, 1996

BUTLER NATIONAL CORPORATION


Clark D. Stewart
Clark D. Stewart, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature             Title           Date

Clark D. Stewart
Clark D. Stewart    President, Chief Executive Officer and Director
(Principal Executive Officer) June 27, 1996

R. Warren Wagoner
R. Warren Wagoner  Chairman of the Board and Director   June 27,
1996

William A. Griffith
William A. Griffith  Director            June 27, 1996

William E. Logan
William E. Logan    Director            June 27, 1996

David B. Hayden
David B. Hayden     Director      June 27, 1996

Stephanie S. Ruskey
Stephanie S. Ruskey Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)      June 27, 1996

ANNUAL REPORT ON FORM 10-K
ITEM 14(a) (1) AND (2) --
LIST OF FINANCIAL STATEMENT STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
AND
ITEM 14(d) FINANCIAL STATEMENT SCHEDULES
Years Ended April 30, 1996, 1995 and 1994

BUTLER NATIONAL CORPORATION
Olathe, Kansas

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Butler National Corporation:

We have audited the accompanying consolidated balance sheets of Butler National Corporation (a Minnesota corporation) and Subsidiaries as of April 30, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butler National Corporation and Subsidiaries as of April 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II for each of the three years in the period ended April 30, 1996, is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic financial statements taken as a whole.

Arthur Andersen  LLP
Kansas City, Missouri
June 27, 1996

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of April 30, 1996 and 1995

ASSETS (Notes 1 and 2) 1996 1995
Current Assets:
Cash                               $  745,647  $  212,799
Accounts receivable, net
of allowance for
doubtful accounts of $110,161
in 1996 and 1995                 1,473,854     974,506
 Contracts in process               993,881     140,092
 Inventories (Note 1):
   Raw materials                    593,994     406,383
   Work in process                  214,746    177,672
   Finished goods                   209,070     188,864
                                       ------------   -----------
                                      1,017,810     772,919
Prepaid expenses and
other current assets                  59,825      69,299
                                      ------------   -----------
   Total current assets            4,291,017  2,169,615
Property, Plant and
Equipment (Note 1):
 Building                              150,240      -
 Machinery and equipment         589,788  532,152
 Office furniture and fixtures      384,928  375,111
 Leasehold improvements            53,318   52,318
 Building under construction           -      130,000
                                         ----------- -----------
   Total cost                         1,178,274 1,089,581
   Accumulated depreciation      (856,092) (804,952)
                                       ------------- -------------
                                          322,182   284,629
Other Assets (Note 1)
 Deferred costs of Indian
Gaming                              1,142,023   970,143
 Aircraft and aircraft parts       2,394,677   675,055
 Other assets                          111,184    94,087
                                         ------------ ------------
  Total Other Assets               3,647,884  1,739,285
 Total assets                       $8,261,083 $4,193,529

LIABILITIES AND
SHAREHOLDERS' EQUITY
(Note 2)                                 1996         1995

Current Liabilities:
 Bank overdraft
 payable (Note 1)                   $248,878      $112,814
 Promissory notes
  payable (Note 2)                    301,434    362,495
 Current maturities
of long-term debt (Notes 2)       1,511,040     37,506
 Accounts payable                  1,211,760    638,741
 Customer Deposits                  526,407     155,669
 Accrued liabilities -
  Compensation and
 compensated absences              258,519      188,609
  Other                                  34,026        44,067
                                         ------------- -------------
   Total current liabilities        4,092,064     1,539,901
Long-Term Debt, net of
current maturities (Note 2)          57,057        81,347
                                            ----------- -----------
   Total liabilities                  4,149,121    1,621,248
Commitments and
contingencies (Notes 6 and 7)
Shareholders' equity
(Notes 1, 4 and 9):
 Preferred stock, par value $5:
  Authorized, 200,000 shares,
all classes $100 Class A, 9.8%,
cumulative if earned, liquidation
and redemption value $100,
issued and outstanding,
20,000 shares                       100,000       100,000
Capital contributed in
excess of par                      1,900,000     1,900,000
 Common stock, par value
$.01:
  Authorized, 40,000,000 shares
  Issued and outstanding
9,280,980 shares                     92,809         82,310
   in 1996 & 8,231,015 in 1995,
  Common stock warrants           8,707           8,707
  Capital contributed in
excess of par                      5,266,731      3,645,342
 Note receivable from officer
arising from stock
  purchase agreement             (359,027)        (27,004)
 Unearned service contracts      (276,771)      (422,185)
 Treasury stock, at cost (20,000
preferred in 1996 and 1995    (2,087,240)    (2,037,240)
    & 50,000 and 30,000
common in 1996 and 1995)
 Retained deficit                    (533,247)      (677,649)
  (Deficit of $11,938,813
eliminated October 31, 1992)     ------------- -------------

 Total shareholders' equity       4,111,962     2,572,281
 Total liabilities and
shareholders' equity              $8,261,083   $4,193,529

The accompanying notes are an integral part of these balance sheets.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended April 30, 1996, 1995 and 1994
                           1996           1995         1994
 Net sales:
    Nonaffiliates       $ 17,338,966 12,365,666   9,882,840
    WH of KC
(Note 8)                          -          790,316   7,830,258
                          ---------------  --------------  --------------
                             17,338,966 13,155,982  17,713,098
 Cost of sales            14,182,782 11,254,310  15,759,410
                           --------------  --------------  --------------
 Gross profit              3,156,184   1,901,672    1,953,688
  Selling, general and
administrative expenses 2,938,544   2,631,285    1,759,339
                            --------------  -------------  -------------
  Operating income (loss) 217,640    (729,613)     194,349

 Other income (expense):

  Interest expense          (119,258)    (49,967)     (59,425)
  Interest income             17,639      32,392       10,064
  Favorable settlement
of liabilities                      -          71,230          -
  Revaluation of building
 (Note 1)                      30,000    (157,200)         -
  Other                        21,181      (61,770)    132,218
                             --------------  -------------  -------------
  Other income (expense) (50,438)   (165,315)     82,857
                               -------------  -------------  -------------
 Income (loss) before
taxes                          167,202   (894,928)    277,206
 Provision for income
taxes                           22,800         -            6,000
                               -------------  ------------  -------------
   Net income (loss)     $ 144,402  $(894,928) $ 271,206

 Net income (loss)
per share                    $  0.02    $ (0.11)    $ 0.04
Shares used in per
share calculation          9,269,432   8,043,994  7,466,589

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
EQUITY
for the years ended April 30, 1996, 1995, and 1994




                               Preferred  Capital      Common  Capital
                               Stock      Contributed   StocK  Contributed
                                            in Excess          in Excess
                                            of Par             of Par
                                                               & warrants
Balance, April 30, 1993 $100,000  1,900,000   $64,889         $383,184
Distributions (Note 9)
Reduction in note receivable
arising from stock
purchase agreement
(Note 8)
Issuance of stock - private placement                6,966    1,486,033
Issuance of stock - regulation S                       3,200    665,702
Issuance of stock - bank agreement                   2,000      (1,354)
Exercise of stock options (Note 5)                        40     9,960
Issuance of stock - other                                1,100 273,900
Unearned service contracts                                690  171,810
Amortization of unearned service contracts
Net income
Balance, 4/30/94         $100,000 $1,900,000     $78,885       $2,989,235

Note        Unearned     Treasury     Treasury     Retained   Total
receivable  Service        Stock         Stock      Earnings Shareholders'
Arising fm Contracts     (Preferred)  (Common)   (Deficit)   Equity
stock
purchase
agreement
$(72,051)  $(132,926) $(2,000,000) $ (37,240) $ 228,109 $ 433,965
(282,036)  (282,036)                  45,663               45,663
                                                        1,492,999
                                                          668,902
                                                              646
                                                           10,000
                                                          275,000
               (272,500)                                 (100,000)
                  85,176                                   85,176
                                                  271,206  271,206
 $(26,388)$(320,250) $(2,000,000)   $(37,240)   $217,279$2,901,521

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
EQUITY
for the years ended April 30, 1996, 1995, and 1994


                               Preferred  Capital      Common  Capital
                               Stock      Contributed Stock    Contributed
                                            in Excess          in Excess
                                            of Par             of Par
                                                               & warrants
Balance, 4/30/94           $ 100,000  $ 1,900,000 $ 78,885   $ 2,989,235
Note Receivable
arising from
stock purchase
agreement (Note 8)
Reduction in note rec.
   arising from stock
   purchase agreement
      (Note 8)
Issuance of stock -
employment
 agreement (Note 6)                                    83          24,916
Exercise of stock options
     (Note 5)                                       1,695         241,735
Issuance of stock -
construction agreements
    (Note 1)                                          697         179,425
Unearned service contracts                            950         218,738
Amortization of unearned
service contracts
Net loss
Balance, 4/30/95          $ 100,000  $ 1,900,000  $ 82,310     $3,654,049

Note        Unearned     Treasury     Treasury     Retained   Total
receivable  Service        Stock         Stock      Earnings  Shareholders'
Arising fm Contracts     (Preferred)  (Common)   (Deficit)   Equity
stock
purchase
agreement
$ (26,388)  $(320,250)   $(2,000,000)$ (37,240)   $217,279  $2,901,521
(60,000)                                                       (60,000)
 59,384                                                         59,384
              (24,999)                                            -
                                                               243,430
                                                               180,122
             (219,688)                                            -
              142,752                                          142,752
                                                  (894,928)   (894,928)
$  (27,004)  $(422,185) $(2,000,000)   $(37,240) $(677,649) $2,572,281

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
EQUITY
for the years ended April 30, 1996, 1995, and 1994
                            Preferred  Capital      Common  Capital
                            Stock      Contributed Stock   Contributed
                                       in Excess            in Excess
                                        of Par               of Par
                                                            & warrants
Balance, 4/30/95           $ 100,000  $ 1,900,000 $82,310     $3,654,049
Note Receivable arising from
stock purchase agreement
(Note 8)
Reduction in note receivable
   arising from stock
   purchase agreement
      (Note 8)
Acquisition of treasury stock
      (Note 8)
Exercise of stock options
     (Note 5)                                         4,437      447,595
Issuance of stock - other
    (Note 1)                                             10        3,990
Issuance of stock - private offering                   6,052   1,169,804
Amortization of unearned service
    contracts
Net income
Balance, 4/30/96           $100,000 $1,900,000     $92,809     $5,275,438

Note        Unearned     Treasury     Treasury     Retained   Total
receivable  Service        Stock         Stock     Earnings  Shareholders'
Arising fm Contracts     (Preferred)  (Common)   (Deficit)   Equity
stock
purchase
agreement

$ (27,004)  $(422,185)    $(2,000,000) $ (37,240) $ (677,649)  $2,572,281
 (340,000)                                                       (340,000)
    7,977                                                           7,977
                                         (50,000)                 (50,000)
                                                                  452,032
                                                                    4,000
                                                                1,175,856
              145,414                                             145,414
                                                       144,402    144,402
$ (359,027)  (276,771)    $(2,000,000)   $(87,240)  $(533,247) $4,111,962

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended April 30, 1996, 1995 and 1994

                             1996         1995      1994
Cash flows from operating activities:
Net income (loss)      $144,402  $(894,928) $271,206
Adjustments to
reconcile income to
net cash used in
operations:
Depreciation               46,241       68,082  115,703
Amortization of
service contracts         145,414      142,752   85,176
Loss (Gain) on
retirement of
fixed assets               (30,000)         (875)       244
Provision for
uncollectible accounts       -           56,518       -
Provision for obsolete
inventories                 (1,696)       (5,121)      -
   Changes in assets and liabilities:
Accounts receivable   (499,348)      (20,079) (296,962)
Contracts in process   (853,789)      11,787    104,092
Inventories              (243,195)     158,807    289,321
Prepaid expenses and
other current assets        9,474        25,403  (364,225)
Other assets                12,903      122,224     12,734
Accounts payable        573,019       28,247     60,616
Customer deposits       370,738      140,669  (316,696)
Accrued liabilities        59,841     (349,035)   177,102
Total adjustments      (410,398)      379,379  (132,895)
Cash provided by
(used in) operations    (265,996)    (515,549)  138,311

Cash flows from investing activities:
Capital expenditures,
net                          (83,794)    (182,845)   (11,819)
Deferred costs of
 Indian Gaming         (171,880)    (265,305)  (704,839)
Aircraft and
aircraft parts             (219,622)    (481,362)  (192,849)
proceeds from short
term investments             -           300,000        -
Cash provided by
(used in) investing
activities                  (475,296)    (629,512) (909,507)
Cash flows from financing activities:
Net borrowings under
line-of-credit agreement (61,061)      (42,857)    17,096
Proceeds from
long-term debt              12,734        12,618   432,000
Distributions to
sole proprietor                   -              -     (282,036)
Repayments of
long-term debt
and lease obligations      (63,463)    (344,400)  (45,445)
Bank overdraft payable   136,064      112,814      -
Proceeds from Stock
Issuances, Net            1,249,866      183,431 1,871,901
Cash provided by
(used in) financing
activities                   1,274,140      (78,394)1,993,516

Net increase (decrease)
in cash                        532,848  (1,223,455)1,222,320
Cash, beginning of period 212,799   1,436,254    213,934
Cash, end of period        745,647      212,799  1,436,254
Supplemental disclosures of cash flow information:
Interest paid                 114,821        47,970     42,778
Income taxes paid            22,800         6,650        -

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 1996

1. Significant Accounting Policies:

 The following is a summary of significant accounting policies:

a. Consolidation Policy: The accompanying consolidated financial statements include the accounts of BNC and its wholly-owned subsidiaries, Cansas International Corporation, Butler National
Corporation Consulting Engineers, Inc., Butler National Services,
Inc., Butler Temporary Services, Inc., Butler National Service
Corporation, Woodson Avionics, Inc. and RFI, (collectively "the
Company").  Cansas International Corporation and Butler National
Corporation Consulting Engineers, Inc., were inactive during the years ended April 30, 1996, 1995 and 1994. All significant intercompany transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

b. Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of the Company's products.

c. Properties and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the term of the lease. The lives used for the significant items within each property classification are as follows:

                                     Life in Years
Building                          23 years
Machinery and equipment     5 to 17 years
Office furniture and fixtures  5 to 17 years
Leasehold improvements      3 to 20 years

   Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired are removed from the accounts and any resulting gains or losses are reflected as income or expense.

   d. Other Assets: The Company entered into an agreement on September 13, 1995, with the Village of Overton for the sale of the building in Overton, NE. The Company received a cash payment of $30,000 at closing on September 18, 1995, and may receive an additional $70,000 if the Village of Overton is either able to sell or lease the building in the future. As of April 30, 1994, the Company classified as other assets the land and building in Overton, Nebraska, with a book value of approximately $190,000. This facility became idle in 1994 when the Company's subsidiary, Woodson Avionics, relocated to Imboden, Arkansas. During fiscal 1995, the Company was unable to complete a negotiated sale of the land and building. Therefore, the Company reduced the value of the asset by $157,200 in order to record the asset at its estimated net realizable value. Subsequently, the Company recognized a gain on the sale of the building of $30,000 in fiscal 1996.

  The Company has capitalized approximately $1,150,000 and $978,000 at April 30, 1996 and April 30, 1995, respectively, of costs related to the anticipated construction of an Indian bingo facility. These costs are included in other assets in the accompanying balance sheet. In the opinion of management, these costs will be recoverable through the gaming activities or, in the event the Company is unsuccessful in establishing such operations, these costs will be recovered through the liquidation of the associated assets. These costs include the following:

1. A prepayment of $242,500 for construction services to be rendered. This prepayment was funded with 60,000 shares of the Company's common stock issued in the fiscal year 1994 and an additional 40,000 shares in fiscal year 1995.

2. Payments of $87,622 for architectural and engineering services. These payments were also funded with stock issuances of 29,715 shares in fiscal year 1995. Payments of $50,000 for equipment. These payments were funded with stock issuances of 20,000 shares in fiscal year 1994.

 3. Cash payments of approximately $172,000, $65,000 and $57,000 in 1996, 1995, and 1994, respectively, for architectural, engineering and construction services.

 4. Cash advances to the Tribes of $190,000 in fiscal 1995 which the Tribes used for the acquisition of land.

 5. Acquisition of land by the Company in the amount of $225,000 in fiscal 1994.

  The Company has acquired and is currently in the process of
refurbishing an aircraft at their Aircraft     Modification facility.  The
book value of this plane is $460,000 which includes the original cost of the plane plus parts, labor and overhead incurred during the refurbishment. At this time, the Company has not determined if this plane will be retained for corporate use or sold and as such continues to classify the plane as other assets.

    During fiscal year 1995, the Company completed the refurbishment of another aircraft and exchanged that aircraft which had been classified in other assets in the prior year for Lear inventory parts. The book value of this aircraft was approximately $250,000.
The Lear parts have been classified as other assets in the current year.

    During fiscal year 1996, the Company acquired a Lear 35 valued at approximately $1,700,000 which is also recorded in other assets on the Balance Sheet.

   e. Bank Overdraft Payable: The Company's cash management program results in checks outstanding in excess of bank balances in the general disbursement account. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made from funds provided under the terms of the Company's revolving credit notes agreement (Note 2).

   f. Financial Instruments: The fair values of the Company's financial agreements approximate their fair market values.

     g. Revenue Recognition: The Company performs aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. At April 30, 1996, there were four contracts in process. The Company recognizes revenue for its distribution company on product sales during the period in which title passes to the purchaser.

     h. Income Taxes: Effective May 1, 1993, the Company implemented the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS
No. 109 utilizes the liability method and deferred taxes are determined based on estimated future tax effects of differences between financial statements and tax bases of assets and liabilities given the provisions of the enacted tax laws (Note 4). Prior to January 1, 1994, RFI was taxed under the Internal Revenue Code's provisions for a sole-proprietorship whereby all income was taxable directly to the proprietors.

      i. Income Per Share: Income per (common and common equivalent) share is based on the weighted average number of common shares outstanding during the year. Stock options are included as common stock equivalents in 1996 and 1994, since they are dilutive. Stock options are not included in 1995, since they are anti-dilutive. Warrants are not included in any period as they are anti-dilutive. No preferred stock dividends have been included in the income per share calculation.

     j. Quasi Reorganization: After completing a three year program of restructuring the Company's operation, on October 31, 1992, by using quasi reorganization accounting, the Company was able to adjust the accumulated deficit to a zero balance thereby affording the Company a "fresh start." No assets or liabilities required adjustment in this process. The amount of accumulated deficit and capital contributed in excess of par removed as of October 31, 1992, was $11,938,813.

     k. Non-Cash Transactions:  During the year ended April 30,
1996, the Company issued 1,000 shares of stock valued at $4,000 in a non-cash transaction. Additionally, the Company acquired a Lear
35 for debt of $1,500,000. During the year ended April 30, 1995, the Company issued 173,048 shares of stock valued at $424,809 in various non-cash transactions. As discussed in Note 1 (d), the Company issued a total of 69,715 shares of stock with a value of $180,122 in fiscal year 1995, for costs related to the Indian bingo facility. As discussed in Note 1 (l), the Company issued a total of 95,000 shares of stock with a fair value of $219,688 in exchange for current and future professional services. Additionally, 8,333 shares were issued with a value of $24,999 as payment for services per an employment agreement.

  During the year ended April 30, 1994, the Company issued 797,500 shares of stock valued at $1,993,750 in various non-cash transactions. In connection with the acquisition of RFI, 650,000 shares, with a value of $1,625,000 were issued. The remaining 147,500 shares, with a combined value of $368,750 were issued in exchange for inventories and certain current and future professional services. See
Note 1 (l).

 l. Unearned Service Contracts: During fiscal 1996, the Company did not issue any stock for services to be performed in the future. As discussed in Note 1(k), during fiscal year 1995, the Company issued 95,000 shares of stock at fair market value, ($219,688) to various professionals in exchange for services contracted to be provided in future periods. During 1994, the Company issued 169,000 shares of stock at fair market value, ($422,500), to various professionals in exchange for services contracted to be provided in future periods.
The unearned portion of these service contracts is being amortized over the service period, (generally 12-60 months) and is reflected as a reduction in equity until such time as the services are rendered.

  Future amortization of unearned service contracts is as follows:
Year Ending
April 30,   Amount
  1997      66,458
  1998      77,864
  1999      76,563
  2000      30,833
  2001      11,563
  2002      11,563
  2003       1,927
  Total    276,771

 m. Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.

2.  Debt:
 Principal amounts of
debt at April 30, 1996
and 1995, consist
of the following:
Promissory Notes:                   1996       1995
                                                <c.>
Interest at prime plus 2%         $190,000  $226,000
(10.25% at April 30, 1996), due
August 25, 1996, collateralized
by a first or second position on
all assets of the Company

Interest at prime plus 2%          111,434    136,495
(10.25% at April 30, 1996), due
August 25, 1996, collateralized
by a first or second position on
all assets of the Company
 Total Promissory Notes           301,434     362,495

Other Notes Payable:
Note Payable for Lear 35,       1,466,334         -
Interest at prime plus 2%
(10.25% at April 30, 1996), due
November 30, 1996,
collateralized by Aircraft
Security Agreement
dated November 30, 1995

Note payable for land purchase,   66,000       99,000
annual installments of $33,000
through January 19, 1998, non
interest  bearing

  Other Notes Payable:               35,763       9,853
                                       1,568,097     108,853
Less: Current maturities          1,511,040      37,506
                                      $   57,057    $ 81,347

Maturities of long-term debt (excluding Promissory notes) over the next five years are as follows:

Year Ending
April 30,     Amount
   1997      $1,511,040
   1998           45,296
   1999             8,099
   2000             3,662
   2001               -

The Company has promissory notes in which it may borrow a maximum of $500,000. The maturity of the notes was extended from May 25, 1996 to August 25, 1996. At April 30, 1996, the
Company had borrowed $301,434 on the notes.

3. Stock Transactions:

During the year ended April 30, 1996, the Company completed private placements of its securities. The Company sold a total of 605,175 shares of common stock resulting in gross proceeds to the Company of approximately $1,375,000, and net proceeds of approximately $1,200,000, after deducting the expenses of the offering.

4.   Income Taxes:

 Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provision of the enacted
tax laws.   The Company has net operating loss carryforwards
and cumulative temporary differences which would result in the recognition of net deferred tax assets. A valuation allowance has been provided which reduces the net deferred tax asset to zero.

 At April 30, 1996, the Company had the following net operating loss carry forwards:
Year of Expiration          Amount

   2002                   $    402,854
   2003                          77,783
   2004                      1,886,484
   2005                      1,222,565
   2006                          72,769
   2007                            -
   2008                            -
   2009                          61,772
   2010                          22,025
   Total                    $3,746,252

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

 The deferred taxes are comprised of the following components:

  Current Deferred Taxes     4/30/96       4/30/95
  Current Assets                  $  393,892  $  406,371
  Current Liabilities                        -           -
  Total Current Deferred Taxes   393,892   406,371

  Noncurrent Deferred Taxes
  Noncurrent Assets               1,995,017 1,806,170
  Noncurrent Liabilities             149,611     (7,441)
  Total Noncurrent Deferred
  Taxes                               2,144,628 1,798,729

  Total Deferred Taxes            2,538,521  2,205,100
  Less: Valuation Reserve       (2,538,521) (2,205,100)
  Total Deferred Taxes, Net     $       0     $       0

 The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                         4/30/96       4/30/95
Accounts Receivable Reserve  $   44,064   $   44,064
Inventory Reserve                  315,922      316,600
Other                                   33,907       45,707
Net Operating Loss              1,498,501    1,728,917
Depreciation                        149,611         (7,441)
Gaming                              429,263           -
Other                                  67,253         77,253
Net Deferred Tax Items       $2,538,521   $2,205,100

A reconciliation of the provision for income taxes to the statutory federal rate is as follows:

     1996    1995   1994
Statutory Federal
Income Tax Rate  34.0%  34.0%  34.0%
Less: Income of
Sole-Proprietorship
not taxed at
corporate level        -         -      (41.1)
Net operating
loss carryforwards
generated (used)      -          -       (9.3)
Change in
Valuation Allowance
for net deferred
tax assets            (44.9)   30.9        -
Nondeductable
expenses              10.9    (3.1)        -
State taxes           15.8       -          -
Effective Tax Rate 15.8%  0.0%    0.0%

5.  Stock Options and Incentive Plans:

The Company has established a number of nonqualified stock option plans to provide key employees with an opportunity to acquire a proprietary interest in the Company. Options are granted under these plans at exercise prices equal to fair market value at the date of the grant, are generally exercisable immediately and expire in 10 years. Each of the plans automatically terminates after 10 years at which time no more options may be granted but all previously granted options remain exercisable until reaching their expiration date.

The following table summarizes the Option Plans.

                                   4/30/96   4/30/95  4/30/94
1989 Nonqualified
Option Plan
Beginning Balance -
options outstanding            500,000  500,000  600,000
Options granted                    -       100,000      -
Cancelled/Forfeited               -            -       100,000
Exercised                        400,000  100,000      -
Ending Balance -
options outstanding            100,000  500,000   500,000
Exercise Price Ranges         $2.3125 .70 to 2.3125 .60 to 1.00
Shares available for grants       -            -           -
Price range of
options exercised              .70 to 1.00    .60       -

1993 Nonqualified
Option Plan I             4/30/96   4/30/95   4/30/94
Beginning Balance -
options outstanding       333,500    394,500   404,500
Options granted             -              -         525,564
Cancelled/Forfeited         17,000       7,000   531,564
Exercised                     21,000     54,000      4,000
Ending Balance -
options outstanding        295,500    333,500   394,500
Exercise Price Ranges    2.50to3.00 2.50to3.00 2.50to 3.00
Shares available for
grants                        125,500    108,500   101,500
Price range of
options exercised          2.50to3.00 2.50to3.00   2.50

1993 Nonqualified
Option Plan II
Beginning Balance -
options outstanding      1,484,264   1,427,064       -
Options granted                -            72,700   1,577,064
Cancelled/Forfeited           5,000         -          150,000
Exercised                      21,700       15,500         -
Ending Balance -
options outstanding       1,457,564   1,484,264   1,427,064
Exercise Price Ranges  2.3125to3.00 2.3125to3.00  2.50
Shares available
for grants                        5,236           236    72,936
Price range of
options exercised          2.50to3.00      3.00             -

1995 Nonqualified
 Option Plan
Beginning Balance
options outstanding             -
Options granted             700,000
Cancelled/Forfeited           4,000
Exercised                        -
Ending Balance -
options outstanding           696,000
Exercise Price Ranges        $2.00
Shares available
for grants                       804,000
Price range of
options exercised                  -

The Company has a qualified stock option plan with a maximum of 100,000 shares available. This plan had no activity in fiscal years 1996, 1995 or 1994 and no options are currently outstanding.

6.  Commitments:

     a. Lease Commitments: The Company leases space under operating leases with initial terms ranging from three years to twenty years. Minimum lease commitments under operating leases for the next five years are as follows:

  For the year ending April 30,
   1997   $215,847
   1998    206,119
   1999    137,744
   2000    114,000
   2001     66,000

Total rental expense incurred for the years ended April 30, 1996, 1995 and 1994 was $164,993, $144,719 and $142,942,
respectively.

     b. Employment Agreements: The Company has employment contracts with two officers.

      The first contract calls for annual compensation of $198,000 increasing in various amounts to $241,000. This contract expires April 30, 1999. The Company also issued this officer options to purchase 500,000 shares of common stock at $.1875 per share and 600,000 shares of common stock at prices ranging from $.50 per share to $1.00 per share. During 1991, the Company issued this officer additional options to purchase 800,000 shares of common stock at $.05 per share. These options expire the earliest of ten years from date of grant, one year after death occurring while employed by the Company, or three months after ceasing to be a full-time employee of the Company for any reason other than death. This officer exercised options for 600,000 shares at prices ranging from $.1875 per share to $.50 per share during fiscal 1993 and 800,000 shares at $.05 per share during fiscal 1992. This officer exercised options for 100,000 shares at $.60 per share during fiscal 1995. The Company granted an additional options to purchase 100,000 shares at $2.3125 during fiscal 1995. This officer exercised options for 400,000 shares at prices ranging from $.70 to $1.00 per share during fiscal 1996. The Company granted options to purchase 50,000 shares at $2.00 during fiscal 1996. At April 30, 1996, 100,000 options remain available to exercise at 2.3125 per share which expires September 1, 1999.

      A second contract calls for annual compensation of $300,000 and incentive compensation based on operating income.
This contract expires April 21, 1999.

7.  Contingencies:

 The Company had an employment agreement with an individual which the Company terminated in April 1995. This individual filed a lawsuit against the Company, the President of the Company and various corporate subsidiaries alleging the Company wrongfully terminated the individual's employment in breach of the contract. The suit was filed in October, 1995, in State Court in Johnson County, Kansas. The individual has asserted a claim for damages in excess of $1,400,000. The individual had proposed a settlement offer for $500,000, but has recently withdrawn the settlement offer. It is management's position that the Company will defend the claim vigorously and in that pursuit the Company has asserted a counterclaim against the individual for negligence in the performance of the individual's professional duties.
The Company is involved in various lawsuits incidental to its business. Management believes the ultimate liability, if any, will not have an adverse effect on the Company's financial position.

Due to the Company's financial condition and the need to reduce expenses, the Board of Directors approved the elimination of product liability insurance in August, 1989. Management is not aware of any claims which individually or in the aggregate exceed the annual cost of the insurance.

8.  Related Party Transactions:

During fiscal 1996, the Company paid consulting fees of approximately $110,000 to a board member for business consulting services.

A board member of the Company is also an officer of a major customer (WH of KC) which accounted for approximately 6% and 44%, respectively, of the net sales of the Company during 1995 and 1994. Subsequent to June 3, 1994, the Company no longer provides temporary services to this customer. As a result, the operating revenues, expenses, and income for the temporaries segment as detailed in Note 12 was significantly reduced in fiscal 1995.

A board member of the Company is also a principal of a firm which provides business consulting services to the Company.
Total payments in 1996 under this agreement were approximately
$ 47,000.

A board member of the Company is also a principal of a firm which provides business consulting services to the Company.
Total Payments in 1996 under this agreement were approximately $20,000.

In 1992, a loan was made to an officer to purchase 10,000 shares of the Company's stock. These shares were purchased from the company at $.60 per share and recorded at their fair market value with the difference recorded as compensation. This loan is shown as a reduction of stockholders' equity on the financial statements. This loan was paid during fiscal 1995.

In 1993, a loan was made to an officer to purchase 600,000 shares of the Company's stock. These shares were purchased with options outstanding from the 1989 Nonqualified Stock
Option Plan at prices ranging from $.1875 to $.50 per share.
This loan was paid during fiscal 1995. In 1995, an additional loan was made to this officer to purchase 100,000 shares of the Company's stock. These shares were also purchased with options outstanding from the 1989 Nonqualified Stock Option
Plan at $.60 per share. In 1996, additional loans were made to the officer to purchase 400,000 shares of the Company's stock. These shares were also purchased with options outstanding from the 1989 Nonqualified Stock Option Plan at prices ranging from $.70 to $1.00 per share. This loan is shown as a reduction of stockholders' equity on the financial statements. These loans are non-interst bearing, due on demand and collateralized by the stock purchased with the proceeds.

During fiscal 1996, an officer of the Company sold 20,000 shares of the Company stock to the Company at fair market value. These shares are now held in treasury.

9. Stock Acquisition Agreement:

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

10.  Subsequent Events:

 On May 1, 1995, the Company entered into a letter of intent to acquire certain assets of Woodson Electronics, Inc. (WEI). On May 1, 1996, this transaction was completed. The Company received a portion of WEI's operating rights and assets in exchange for 80,000 shares of stock with a fair market value of $160,000. The Company also entered into a Non-Exclusive Consulting, Non-Disclosure and Non-Compete Agreement with
Thomas E. Woodson, which provides for the issuance of 20,000 shares of the Company's common stock and $36,000 to be paid out over 24 months. WEI is engaged in the business of designing, manufacturing, improving, marketing, maintaining, and providing, directly and with the assistance of others, data acquisition, alarm monitoring and reporting products and services related to such products. WEI supplies the monitoring products to Butler National Services, Inc.

 Subsequent to yearend, the Company completed a private placement in which the Company issued a 8.0% cumulative convertible debenture due June 26, 1998 in the amount of $750,000. Net proceeds of the offering were $675,000, after deducting the expenses of the offering.

11. New Accounting Pronouncements:

 The Financial Accounting Standards Board has issued SFAS No.
121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". This standard provides a framework for evaluating the realizability of the Company's investments in long-lived assets. At this time, the Company does not anticipate that adoption of the standard, which is required in 1996, will have a material impact on its results of operations or financial position. The Financial Accounting Standards Board also issued SFAS No. 123, "Accounting for
Stock Based Compensation". Adoption of this standard is required in 1996. Under the new standard, the Company must either change its method of computing the compensation expense associated with the issuance of stock options or make pro forma disclosures based on the new computation method. At this time, the Company anticipates adopting the standard by making the pro forma disclosures.

12.  Industry Segmentation and Sales by Major Customer:

a. Industry Segmentation: The Company's operations have been classified into six segments in 1996, 1995 and 1994.

1. Gaming - principally includes the business management services to Indian tribes in connection with the Indian Gaming Act of 1988. (Beginning in fiscal 1994).
2. Avionics - principally includes the manufacture of airborne switching units used in DC-9, DC-10, DC- 9/80, MD-80, MD-90 and the KC-10 aircraft.

3. Aircraft Modifications - principally includes the modification of business-size aircraft from passenger to freighter configuration, conversion to air ambulance, addition of aerial photography capability, stability enhancing modifications for Learjets and other modifications.

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

12.  Industry Segmentation and Sales by Major Customer:

Year ended April 30, 1996

                Gaming   Avionics   Modifications   Services
Net Sales$       -        $260,399   $2,531,504     $861,192
Depreciation     -            1,429        26,009          4,606
Operating
profit (loss)(a)(668,239)  79,545       356,916        227,078
Capital
expenditures      -              -           52,681         21,458

Interest, net
Other income
Net income
Identifiable
assets        $1,150,312 $208,342    $4,679,582    $223,590

Temporaries Distribution  Corporate Consolidation
$      -        $13,685,871 $    -       $17,338,966
        -               4,197       -              46,241
     1,275          809,416 (581,151)       224,840
         -               9,002     5,554
                                                   (101,619)
                                                     21,181
                                                  $144,402
    $3,445      $1,861,513 $134,301    $8,261,085

Year ended April 30, 1995
              Gaming   Avionics   Mods       Services
Net Sales    -           $238,162 $1,845,609 $793,930
Depreciation-              17,113      25,867     15,405
Operating profit
(loss) (a) (701,678)         4,443    133,924    156,614
Capital expenditures -       -       136,931            -
Interest, net
Other income
Net loss
Identifiable assets $978,432 $177,538 $1,571,643 $140,493

Temporaries Distribution Corporate Consolidation
$790,317      $9,487,964  $    -      $13,155,982
        -               2,629        -            61,014
 (59,021)         461,200  (725,094)     (729,612)
       -                3,686
                     (17,575)                   (17,575)
                                                (147,741)
                                               ($894,928)
$   2,874      $1,097,033  $225,516  $4,193,529

Year ended April 30, 1994
               Gaming Avionics Mods   Services
Net Sales $    -     $324,234 $1,913,619  $671,910
Depreciation   -        30,195      33,109     50,199
Operating
profit (loss)(127,454)  2,031     316,933    100,792
Capital
expenditures    -        8,573          -          12,245
Interest, net
Other income
Net income
Identifiable assets $529,099 $471,600 $1,174,258 $107,035

Temporaries Distribution Corporate Consolidation
$8,192,589    $6,610,746 $    -       17,713,098
       -                2,200       -            15,703
          75        471,277   (575,305)    188,349
         -                -           -
                                                   (49,361)
                                                   132,218
                                                 $271,206
 $440,992      $736,289    $1,564,827 $5,024,100

Operating expenses not specifically identifiable are allocated based upon sales, cost of sales, square footage or other factors as considered appropriate.

b.   Major Customers:

 Sales to major customers (10% or more of consolidated sales) were as follows:

                                    1996 1995 1994
Temporary services                -    6% 44%
Food Distribution services     13% 36% 15%
                                     13% 42% 59%

        SCHEDULE II

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
for the years ended April 30, 1996, 1995 and 1994

Year ended April 30, 1996
                             Additions
                 Balance Charged to            Balance
                 at Beg.  Costs &                at End
Description   of Year  Expenses  Deduct   of Year
Allowance
for doubtful
accounts      $ 110,161  $     -     $    -     $ 110,161
Reserve for
inventory
obsolescence    63,767         -        1,696      62,071
Reserve for
loss on note
receivable        35,729        -         -           35,729

Year ended April 30, 1995
 Allowance
for doubtful
accounts      $  53,643 $ 56,518   $      -     $110,161
Reserve for
inventory
obsolescence    68,888       -          5,121      63,767
Reserve for
loss on note
receivable        35,729       -            -         35,729

Year ended April 30, 1994
Allowance
for doubtful
accounts      $  53,643 $     -      $      -     $ 53,643
Reserve for
inventory
obsolescence    95,377        -         26,489     68,888
Reserve for
loss on note
receivable       35,729        -             -         35,729