Form 10-K/A
period 1996-04-30
BUTLER NATIONAL CORP
filed 1996-08-16
CIK 15847

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 11, Executive Compensation pages 18-20. During fiscal 1996, the President and CEO, Clark D. Stewart, exercised his option to purchase 400,000 shares of the Company's common stock under the terms of the 1989 Nonqualified Stock Option Plan through a loan by the Company. The shares were purchased at prices ranging from $.70 to $1.00 per share. The largest aggregate amount of indebtedness outstanding was $367,000 during fiscal 1996. The amount outstanding at June 27, 1996, is $359,027. Interest is charged at the prime rate beginning May 1, 1996.