Form 10-Q
period 1996-07-31
BUTLER NATIONAL CORP
filed 1996-09-13
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549


                    FORM 10-Q


(Mark One)
         Quarterly Report Pursuant to Section 13 or 15(d) of the
      X  Securities Exchange Act of 1934

         For the quarter ended July 31, 1996

         Transition Report Pursuant to Section 13 or 15 (d) of the Security Exchange Act of 1934

         For the quarter ended July 31, 1996.

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


 The number of shares outstanding of the Registrant's Common
Stock, $0.01 par value, as of July 31, 1996, was 9,387,890 shares.

                            BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS<FN1>
ASSETS                                       7/31/96     4/30/96
Current Assets:
 Cash                                      $  700,051  $  745,647
 Accounts receivable, net of allowance for
 doubtful accounts of $110,161              2,373,838   1,473,854

 Contracts in process                         300,622     993,881
 Inventories:
   Raw materials                              605,792     593,994
   Work in process                            317,656     214,746
   Finished goods                             357,308     209,070
                                            ----------- -----------
                                            1,280,756   1,017,810

 Prepaid expenses and other assets            178,823      59,825
                                            ----------- -----------
   Total current assets                     4,834,090   4,291,017


Property, Plant and Equipment:
  Building                                    150,240     150,240
  Machinery and equipment                     580,509     589,788
  Office furniture and fixtures               519,810     384,928
  Leasehold improvements                       53,318      53,318
                                            ----------- -----------
    Total cost                              1,303,877   1,178,274


  Accumulated depreciation                   (870,525)   (856,092)
                                            ----------- -----------
                                              433,352     322,182


Other Assets (Note 1):
 Deferred costs of Indian Gaming            1,333,883   1,142,023
 Aircraft and aircraft parts                2,394,677   2,394,677
 Other assets                                 225,511     111,184
                                            ---------- ------------
  Total Other Assets                        3,954,071   3,647,884

   Total assets                            $9,221,513  $8,261,083

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Bank overdraft payable                      $171,140    $248,878
 Promissory notes payable                     444,956     301,434
 Current maturities of long-term debt       1,489,236   1,511,040
 Accounts payable                           1,155,517   1,211,760
 Customer Deposits                            467,215     526,407
 Accrued liabilities -
  Compensation and compensated absences       264,755     258,519
  Other                                        20,008      34,026
                                            ---------- -----------
   Total current liabilities                4,012,827   4,092,064

Long-Term Debt, net of current maturities      53,915      57,057
Convertible Debenture                         750,000        -
                                            ---------- ------------
   Total liabilities                        4,816,742   4,149,121

Commitments and contingencies:

Shareholders' equity:
 Preferred stock, par value $5:
  Authorized, 200,000 shares, all classes
  $100 Class A, 9.8%, cumulative if earned,
     liquidation and redemption value $100,
     issued and outstanding, 20,000 shares    100,000     100,000
  Capital contributed in excess of par      1,900,000   1,900,000
 Common stock, par value $.01:
  Authorized, 40,000,000 shares
  Issued 9,280,980 shares April 30, 1996 &
  9,387,980 at July 31, 1996,                  93,879      92,809
  Common stock warrants                         8,807       8,707
  Capital contributed in excess of par      5,470,672   5,266,731
 Note receivable arising from stock
 purchase agreement                          (351,134)   (359,027)
 Unearned service contracts                  (260,156)   (276,771)
 Treasury stock (20,000 preferred &
 50,000 common)                            (2,087,240) (2,087,240)
 Retained earnings (deficit)                 (470,057)   (533,247)
  (Deficit of $11,938,813 eliminated October 31, 1992)
                                           ----------- ------------
   Total shareholders' equity               4,404,771   4,111,962
                                           ----------- ------------
   Total liabilities and
         shareholders' equity              $9,221,513  $8,261,083
                                           =========== ============

<F1> The accompanying notes are an integral part of these statements.

                            BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME<FN1>


                                              THREE MONTHS ENDED
                                                   July 31,
                                                 1996         1995
 Net sales                                    $5,307,077   $3,854,360

 Cost of sales                                 4,279,148    3,165,754

                                               ----------  -----------
 Gross profit                                  1,027,929      688,606

 Selling, general and administrative expenses    905,789      620,235
                                               ----------  -----------
  Operating income                               122,140       68,371

 Other income (expense):
  Interest expense                               (56,355)     (12,797)
  Interest income                                  9,822        3,690
  Other                                           (2,717)       5,126
                                               ----------  ------------
  Other income (expense)                         (49,250)      (3,981)
                                               ----------  ------------
 Income before taxes                              72,890       64,390

 Provision for income tax                          9,700         -
                                               ----------  ------------
   Net income                                   $ 63,190     $ 64,390

 Net income per primary earnings per share         $ .01        $ .01
                                               ==========  ============
 Net income per fully diluted earnings per share     .01          .01
                                               ==========  ============
 Shares used in primary
     earnings per share calculation            9,432,788    8,661,094
                                               =========   ============
 Shares used in fully diluted
     earnings per share calculation            9,505,144    8,661,094
                                               =========   ============

<FN1>The accompanying notes are an integral part of these statements.

                            BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS<FN1>

                                                    Three Months Ended
                                                          July 31,
                                                       1996       1995
Cash flows from operating activities:


 Net income                                         $ 63,190  $  64,390
 Adjustments to reconcile income to
       net cash used in operations:
 Depreciation                                         14,433     10,314
 Amortization of shares issued for service contracts  16,615     54,530

Changes in assets and liabilities:
 (Increase) decrease in accounts receivable         (899,984)  (416,861)
 (Increase) decrease in contracts in process         693,259    140,092
 (Increase) decrease in inventories                 (262,945)  (199,222)
 (Increase) decrease in prepaid expenses
     and other current assets                        (78,998)   (25,298)
 (Increase) decrease in other assets                (175,169)   (71,950)
 Increase (decrease) in accounts payable             (56,243)    80,434
 Increase (decrease) in customer deposits            (59,192)   (30,669)
 Increase (decrease) in accrued liabilities           (7,757)   (46,301)
                                                   ----------  ---------
   Total adjustments                                (815,981)  (504,931)
                                                   ----------  ---------
  Cash provided by (used in) operations             (752,791)  (440,541)
                                                   ----------  ---------
Cash flows from investing activities:
    Capital expenditures, net                        (21,620)   (24,896)
                                                   ----------  ---------
  Cash provided by (used in) investing activities    (21,620)   (24,896)
                                                   ----------  ---------
Cash flows from financing activities:

 Net borrowings under line-of-credit agreement       143,522     89,310
 Bank overdraft payable                              (77,738)    23,641
 Repayments of long-term debt and lease obligations  (24,973)      (976)
 Proceeds from Stock Issuances and
   Convertible Debenture, Net                        688,004    615,198
                                                    ---------  ---------
  Cash provided by (used in) financing activities    728,815    727,173
                                                   ----------  ---------
Net increase (decrease) in cash                      (45,596)   261,736

Cash, beginning of period                            745,647    212,799
                                                   ----------  ---------
Cash, end of period                               $  700,051  $ 474,535

Supplemental disclosures of cash flow information:

 Interest paid                                    $   49,403  $  12,358
 Income taxes                                            894      9,500

<FN1>The accompanying notes are an integral part of these statements.

           BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1996 are not indicative of the results of operations that may be expected for the year ending April 30, 1997.

     For further information, refer to the Consolidated Financial Statements and Footnotes included in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1996.

2. On June 26, 1996, the Company completed a private placement in which the Company issued a 8.0% cumulative convertible debenture due
June 26, 1998 in the amount of $750,000. Interest to be paid at time of conversion either in cash or kind at the option of the Company. Net proceeds of the offering were $675,000, after deducting the expenses of the offering. The proceeds of the offering will be utilized for relocation of the Woodson Avionics segment and additional aircraft product development.

3. The Company has capitalized approximately $1,334,000 and $1,150,000 at July 31, 1996 and April 30, 1996, respectively, of costs related to the anticipated construction of three Indian gaming facilities. These costs are
included in other assets in the accompanying balance sheet.   In the
opinion of management, these costs will be recoverable through the gaming activities or, in event the Company is unsuccessful in establishing such operations, these costs will be recovered through the liquidation of the associated assets. These costs include the following:

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

 Cash payments of approximately $82,000, $172,000, $65,000 and $57,000 in fiscal 1997, 1996, 1995, and 1994, respectively, for architectural, engineering and construction services.

 Cash Advances to the Tribes of $190,000 in fiscal 1995 which the Tribes used for the acquisition of land.

 Acquisition of land by the Company in the amount of $82,000 in fiscal year 1997 and $225,000 in fiscal 1994.

4. The Company had an employment agreement with an individual which the Company terminated in April 1995. This individual filed a lawsuit against the Company, the President of the Company and various corporate subsidiaries alleging the Company wrongfully terminated the individual's employment in breach of the contract. The suit was filed in October, 1995, in State Court in Johnson County, Kansas. The individual dismissed the claim in Johnson County, Kansas and refiled in Federal District Court. The individual has asserted a claim for damages in excess of $1,400,000. The individual had proposed a settlement offer for $500,000, but has withdrawn the settlement offer. It is management's position that the Company will defend the claim vigorously and in that pursuit the Company has asserted a counterclaim against the individual for negligence in the performance of the individual's professional duties.

5. On May 1, 1996, the Company acquired certain assets of Woodson Electronics, Inc. (WEI). The Company received a portion of WEI's operating rights and assets in exchange for 80,000 shares of stock with a fair market value of $160,000. The Company also entered into a Non-Exclusive Consulting, Non-Disclosure and Non-Compete Agreement with
Thomas E. Woodson, which provides for the issuance of 20,000 shares of the Company's common stock and $36,000 to be paid out over 24 months.
WEI is engaged in the business of designing, manufacturing, improving, marketing, maintaining, and providing, directly and with the assistance of others, data acquisition, alarm monitoring and reporting products and services related to such products. WEI supplies the monitoring products to Butler National Services, Inc. During the first quarter of fiscal 1997, the Company relocated its Woodson Avionics business segment, along with the newly acquired operating rights and assets of WEI to Phoenix, Arizona.

6. During fiscal 1996, the President and CEO, Clark D. Stewart, exercised his option to purchase 400,000 shares of the Company's common stock under the terms of the 1989 Nonqualified Stock Option Plan through a loan by the Company. The shares were purchased at prices ranging from $.70 to $1.00 per share. The largest aggregate amount of indebtedness outstanding was $367,000 during fiscal 1996. The amount outstanding at July 31, 1996, is $338,634. Interest is charged at the applicable federal rate and the loan is being amortized over five years.

7. After completing a three year program of restructuring the Company's operation on October 31, 1992, by using quasi reorganization accounting, the Company was able to adjust the accumulated deficit to a zero balance thereby affording the Company a "fresh start". No assets or liabilities required adjustment in this process. The amount of accumulated deficit and capital contributed in excess of par removed as of October 31, 1992, was $11,938,813.

8. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended July 31, 1996 and 1995. Stock options are included in 1996 and 1995 as common stock equivalents because they are dilutive.
The Convertible debenture is included in 1996 as a common stock equivalent since the debenture is dilutive. Shares used in the per share computations are as follows:

                                                 THREE MONTHS ENDED
                                              ------------------------
                                                   1996          1995
Common shares outstanding beginning of period   9,280,890     8,231,015

 Cumulative increase in weighted average
 due to Common Stock Equivalent                    51,920       231,089

 Cumulative increase in weighted average
 due to Convertible Debenture                      72,356          -

 Cumulative increase in weighted average
 due to issues per bank agreement                    -          189,337

 Cumulative increase in weighted average
 due to issues per acquisition and
 consulting agreements                             98,913          -

 Cumulative increase in weighted average
 due to issues per Nonqualified
 Stock Option Plans                                 1,065         9,653
                                                 ---------     ---------
 Weighted average shares, end of period          9,505,144     8,661,094
                                                 =========     =========


9. The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". This standard provides a framework for evaluating the realizability of the Company's investments in long-lived assets. The Company adopted this standard beginning May 1, 1996. This standard did not have a material impact on its results of operations or financial position, nor does the Company anticipate that it will in the future. The Financial Accounting Standards Board also issued SFAS No. 123, "Accounting for Stock Based Compensation". Under the new standard, the Company must either change its method of computing the compensation expense associated with the issuance of stock options or make pro forma disclosures based on the new computation method. At this time, the Company anticipates adopting the standard by making the pro forma disclosures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview: First quarter consolidated sales increased $1,452,717 or 37.7% from $3,854,360 for the three months ended July 31, 1995 to $5,307,077 for the three months ended July 31, 1996. Increased sales occurred in the Food Distribution division (47.9%), Switching unit division (52.78%) and Monitoring Services division (11.35%). Aircraft Modifications division sales decreased 18.77% and the Temporary Services segment did not recognize any revenue in the first quarter of fiscal 1997. The Company recorded a profit of $63,190 in the current quarter compared to a $64,390 profit in the comparable period of the prior year.

Food Distribution (R F, Inc.): Revenues from the Food Distribution business segment increased 47.9% from $3,152,039 in the prior quarter to $4,663,132 in the current year. Revenue continues to increase due to an increasing customer base and additional sales personnel resulting in increased product sales. Contribution to earnings increased from $152,271 in the quarter ending July 31, 1995, to $415,000 in the quarter ending July 31, 1996. The gross margin increased due to a change in the mix of products sold. The Company expects this division to continue see increases in revenue throughout fiscal year 1997.

Aircraft Modifications (Avcon Industries, Inc.): Sales at Avcon Industries, Inc. decreased $92,176 (18.77%) from $491,050 in the first quarter of the prior year to $398,874 in the quarter ending July 31, 1996. Additionally, gross profit decreased from $209,326 in the quarter ending July 31, 1995 to $108,434 in the quarter ending July 31, 1996. This segment has maintained a relatively stable sales volume. The Company does price each job specifically and depending on the type of modifications performed each quarter, the range of sales will vary, along with the gross margin. This segment is continuing to work on the development of new products and expects to see an increase in sales and gross margin in the coming quarters of fiscal 1997.

Switching Units (Woodson Avionics, Inc.):  Switching unit sales were
$36,184 in the three months ended July 31, 1996 versus $23,683 in the comparable period of the preceding year, a increase of 52.78%. Earnings for the three months ended July 31, 1996 were a loss of $33,375 compared to a loss of $12,471 for the three months ended July 31, 1995.  A portion of the loss relates to expenses incurred due to the relocation of the facility to Phoenix, Arizona, however the Company expects these expenses to be more than offset by the increase in revenue due to a closer location to the major customer, McDonnell Douglas, and the increased marketability of
the new location.   The increase in sales is due to a more stable volume in
the current contracts with McDonnell Douglas. The Company believes the sales volume will remain relatively stable for the next few years and believes the relocation will allow this segment to expand and serve additional customers.

SCADA Systems and Monitoring Services (Butler National Services, Inc.):
Sales for the three months ended July 31, 1996 were $208,887 compared to sales of $187,588 for the comparable period of the prior year an increase of 11.35%. Gross profit for the three months ended July 31, 1996 were $91,621 compared to $60,438 for the three months ended July
31, 1995. This segment was awarded the contracts with four additional municipalities to provide, install and maintain Telemetry Systems to be performed totalling approximately $500,000 during fiscal 1997.
Additionally, each of the contracts allow for the continued maintenance of the systems which are renewable on an annual basis. This new business is in addition to the relatively level volume of sales to its current customers. The Company believes that with the acquisition of WEI's operating rights and assets, this segment will continue to develop and expand its customer base.

Temporary Services (Butler Temporary Services, Inc.):   This segment did
not recognize any revenue in the first quarter of fiscal 1997. If and when the Company is able to open Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.

Management Services (Butler National Services Corporation):

                                -General-

 The Company received no revenue and incurred $110,000 and $125,000 in general and administrative expenses in the current quarter associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized
$17,000 and $55,000 in the first quarter of 1996 and 1995, respectively, related to shares issued for services rendered to the Company in that regard.

 The Company has invested $1,334,000 in land, land improvements and professional design fees related to the development of Indian Gaming facilities. Included in this investment is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas. The Company believes that this tract could be developed and sold for residential and commercial use other than Indian gaming if the gaming enterprise does not open. Additional improvements including access roads, water and sewer services, etc. are planned for this
land.   After these improvements, the land may be sold in small tracts.
This may allow the Company to recover the majority, if not all, of the $1,334,000 investment.

                         -Princess Maria Casino-

 The Company has a management agreement with the Miami Tribe to provide management services to the Miami Tribe. The Miami Tribe requested a compact with the State of Kansas for Class III Indian full-casino Indian gaming on Indian land known as the Maria Christiana Miami Reserve No. 35 located in Miami County, Kansas, on July 9, 1992.

 The Miami Tribe's 1992 compact was the subject of a lawsuit filed in February 1993, in the Federal District Court by the Miami Tribe alleging the failure to negotiate a compact in good faith by the State of Kansas. The Court dismissed the Miami Tribe's failure to negotiate a compact suit against the State of Kansas as a result of the United States Supreme Court's ruling in Seminole v. State of Florida. The Supreme Court ruled that the provisions of the IGRA did not allow an Indian tribe to compel a state by litigation to negotiate a compact.

 In February, 1993, former Kansas Governor Finney requested a determination of the suitability of the Miami Indian land for Indian
Gaming under the IGRA from the Bureau of Indian Affairs (the "BIA").
In May, 1994, the NIGC again requested the same determination. Finally, in May, 1995, an Associate Solicitor within the BIA issued an opinion letter stating the Miami Tribe has not established jurisdiction over the Miami land in Kansas. This was the first definitive statement received from the central office of the BIA in three years. The latest opinion is contrary to a September, 1994, opinion of the Tulsa Field Solicitor, in an Indian probate stating that the Miami Tribe has jurisdiction over the Miami Indian land in Kansas. On July 11, 1995, the U.S. Department of Justice issued a letter to the Associate Solicitor expressing concern about the conclusions reached based upon the analysis of the case.

 The Miami Tribe has challenged this opinion in Federal Court to prove and protect the sovereignty of the Miami Tribe and other Indian tribes relating to their lands. On April 16, 1996, the Court ruled that the Miami Tribe did not have jurisdiction because the BIA had not approved the Tribal membership of the Princess Maria heirs at the time the management agreement was submitted, therefore, the Court ordered that the NIGC's determination that Reserve No. 35 is not "Indian land" pursuant to IGRA is affirmed. However, the Court noted in its ruling that nothing precludes the Tribe from resubmitting its management agreement to the NIGC along with evidence of the current owners' consent and the newly adopted tribal amendment. On February 22, 1996, the BIA approved the Miami Tribe's constitution and the membership of the heirs. On June 16, 1996, the Tribe resubmitted the management agreement. No response has yet been received by the NIGC. Although the Court noted that the Tribe could resubmit the management agreement, the Court did not pass on whether or not a new submission will obtain approval. Therefore, even though the Company and the Tribe believe the re-submission is in compliance with all laws and regulations, there is no assurance that the management agreement will be approved.

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

 The Company will consult with the development of and plans to manage the joint-venture for the tribes. The proposed facility is planned to be approximately 22,000 square-feet and to be located directly south of the Modoc Tribal Headquarters building in Miami. It is currently intended the complex will contain off-track betting windows, a bingo hall, and a restaurant. The Company's Management Agreement requires the approval of the NIGC. The

Management Agreement was filed in September, 1994, with the NIGC and rejected pending approval of this Compact. On January 25, 1996, the Management Agreement was resubmitted and currently is being reviewed by the NIGC. Under the Management Agreement as submitted, the Company, as manager, is to receive a 30% share of the profits and reimbursement of the development costs. Therefore, even though the Company and the Tribes believe the re-submission will be in compliance with all laws and regulations, there is no assurance that the management agreement will be approved.

                        -Shawnee Reserve No. 206-

 Since 1992, the Company has maintained a business relationship with approximately seventy Indian and Non-Indian heirs (the "Owners") of the Newton McNeer Shawnee Reserve No. 206 ("Shawnee Reserve No. 206").
This relationship includes assistance with the defense of the property against adverse possession by one family member in exchange for being named the manager for any Indian gaming enterprises that may be established on the land. As a result of the Company's assistance, the Owners are in the process of becoming the undisputed beneficial owners of approximately 72 acres of the Shawnee Reserve No. 206 as ordered by the United States District Court for the District of Kansas. The Company has purchased options for an additional 17 acres contiguous to the Indian land.

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

COSTS AND EXPENSES

 The consolidated gross profit percentage is 19.37% for the three months ended July 31, 1996 and 17.86% for the three months ended July 31, 1995.

Operating expenses (selling, general and administrative) in the three months ended July 31, 1996 were $905,789 or 17.07% of sales compared to $620,235 or 16.1% of sales for the three months ended July 31, 1995, an increase of $285,554 or 46%. The majority of the increased expenses directly relate to the increased revenue and the related increase in sales staff commissions and selling expenses at the Food Distribution division.

Interest expense for the three months ended July 31, 1996 increased $43,558 from $12,797 in the first quarter of the prior year to $56,355. The Company continues to use its line of credit to maintain operations however, the line has not been increased. The Company acquired a Lear
35 during fiscal 1996 for debt of $1,500,000, the majority of the increase in interest expense relates to this acquisition and the related debt.

Other income(expense) is expense of $2,717 in the quarter ended July 31, 1996 versus income of $5,126 in the quarter ended July 31, 1995.

 The Company employed 58 at July 31, 1996, and 67 at July 31, 1995.

EARNINGS

 The Company recorded a profit of $63,190 in the three months ended July 31, 1996. This is comparable to a profit of $64,390 in the three months ended July 31, 1995. Income per share is $.007 and income per share is $.007 for the three months ending July 31, 1996 and July 31, 1995, respectively.

CAPITAL RESOURCES

 The Company had no material commitment for capital expenditures as of July 31, 1996.

 LIQUIDITY

 Borrowed funds have been used primarily for working capital. Bank debt is $444,956 at July 31, 1996, and was $451,805 at July 31, 1995. The
Company's unused line of credit was approximately $55,044 as of July 31, 1996 and approximately $48,195 as of July 31, 1995. The interest rate on the Company's line of credit is prime plus two, as of August 25, 1996, the interest rate is 10.25%.

 The Company plans to continue using the promissory notes payable due in August, 1996, as working capital. The promissory notes payable maturities have been extended to November, 1996. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 1997. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable, the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

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

 The Company did not issue shares for professional services to be provided in the future in fiscal 1996. The Company issued 20,000 shares for consulting services related to the acquisition of the operating rights and assets of
WEI in fiscal 1997.  See Note 5.

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

 The Company does not expect nor has it incurred any substantial costs associated with integrating RFI's operations. However, the Company incurred approximately $60,000 in legal, accounting and other professional fees associated with the merger. The Company expects that the majority of RFI's operations will continue to operate as it did under previous management. The Company does plan to expand the customer base of RFI, by hiring additional sales personnel in various locations. The additional costs of personnel should be more than offset by the additional contribution margin recognized. The Company hired seven (7) additional sales personnel at various locations in fiscal 1995 and fiscal 1996.

 The Company is planning a retail market test under its registered trade name, Valu Foods, of the products being distributed by RFI. Two or more test stores are planned in smaller communities. Capital to finance this planned test marketing of approximately $500,000 may be required during fiscal 1997.

 The Company completed the acquisition of the operating rights and assets of Woodson Electronics, Inc. The Company received a portion of WEI's operating rights and assets in exchange for 80,000 shares of stock with a fair market value of $160,000. The Company also entered into a Non-Exclusive Consulting, Non-Disclosure and Non-Compete Agreement with
Thomas E. Woodson, which provides for the issuance of 20,000 shares of the Company's common stock and $36,000 to be paid out over 24 months.
WEI is engaged in the business of designing, manufacturing, improving, marketing, maintaining, and providing, directly and with the assistance of others, data acquisition, alarm monitoring and reporting products and services related to such products. WEI supplies the monitoring products to Butler National Services, Inc. During the first quarter of fiscal 1997, the Company relocated its Woodson Avionics business segment, along with the newly acquired operating rights and assets of WEI to Phoenix, Arizona.

 During fiscal 1996, the President and CEO, Clark D. Stewart, exercised his option to purchase 400,000 shares of the Company's common stock under the terms of the 1989 Nonqualified Stock Option Plan through a loan by the Company. The shares were purchased at prices ranging from $.70 to $1.00 per share. The largest aggregate amount of indebtedness outstanding was $367,000 during fiscal 1996. The amount outstanding at July 31, 1996, is $338,634. Interest is charged at the applicable federal rate and the loan is being amortized over five years.

 On June 26, 1996, the Company completed a private placement in which the Company issued a 8.0% cumulative convertible debenture due June 26, 1998 in the amount of $750,000. Interest to be paid at time of conversion either in cash or kind at the option of the Company. Net proceeds of the offering were $675,000, after deducting the expenses of the offering. The proceeds of the offering will be utilized for relocation of the Woodson Avionics segment and additional aircraft product development.

 The Company had an employment agreement with an individual which the Company terminated in April 1995. This individual filed a lawsuit against the Company, the President of the Company and various corporate subsidiaries alleging the Company wrongfully terminated the individual's employment in breach of the contract. The suit was filed in October, 1995, in State Court in Johnson County, Kansas. The individual dismissed the claim in Johnson County, Kansas and refiled in Federal District Court. The individual has asserted a claim for damages in excess of $1,400,000. The individual had proposed a settlement offer for $500,000, but has withdrawn the settlement offer. It is management's position that the Company will defend the claim vigorously and in that pursuit the Company has asserted a counterclaim against the individual for negligence in the performance of the individual's professional duties.

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

Item 6.   Exhibits and reports on Form 8-K.
          (A) Exhibits.
          3.1 Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended April 30, 1988.

          3.2  Bylaws, as amended, are incorporated by reference to
          exhibit 3.2 of the Company's Form 10-K for the year ended April 30, 1999.

          (B) Reports on Form 8-K.
          None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BUTLER NATIONAL CORPORATION
                                           (Registrant)


September 12, 1996                       Clark D. Stewart
    Date                                 Clark D. Stewart, (President
                                         and Chief Executive Officer)


September 12, 1996                       Stephanie S. Ruskey
    Date                                 Stephanie S. Ruskey,
                                         (Vice President and Chief
                                         Financial Officer)