Form 10-Q
period 1996-10-31
BUTLER NATIONAL CORP
filed 1996-12-17
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                          FORM 10-Q

(Mark One)
          Quarterly Report Pursuant to Section 13 or 15(d) of the
      X   Securities Exchange Act of 1934

          For the quarter ended October 31, 1996

          Transition Report Pursuant to Section 13 or 15 (d) of the Security Exchange Act of 1934

          For the quarter ended October 31, 1996.

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


 Former Name, former address and former fiscal year if changed since last report: Not Applicable


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such
filing requirements for the past ninety days:  Yes  X   No ______


The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of October 31, 1996, was 9,427,890 shares.


               BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS <FN1>


ASSETS
                                       10/31/96      4/30/96

Current Assets:

 Cash                                 $   272,313    $  745,647
 Accounts receivable, net of allowance
 for doubtful accounts of $110,161      2,357,623     1,473,854

 Contracts in process                     637,920       993,881

 Inventories:
   Raw materials                          651,835       593,994
   Work in process                        414,560       214,746
   Finished goods                         446,369       209,070
                                        __________    __________

                                        1,512,764     1,017,810

 Prepaid expenses and other assets        509,611        59,825
                                        __________    __________

  Total current assets                  5,290,231     4,291,017


Property, Plant and Equipment:
 Building                                 150,240       150,240
 Machinery and equipment                  586,914       589,788
 Office furniture and fixtures            528,952       384,928
 Leasehold improvements                    53,318        53,318
                                        __________     __________

   Total cost                           1,319,424     1,178,274

 Accumulated depreciation                (894,480)     (856,092)
                                        __________     __________

                                          424,944       322,182
Other Assets (Note 1):

 Deferred costs of Indian Gaming        1,348,115     1,142,023
 Aircraft and aircraft parts            2,403,113     2,394,677
 Other Assets                             253,101       111,184
                                        __________    __________
   Total other assets                   4,004,329     3,647,884

   Total assets                        $9,719,504    $8,261,083
                                        ==========    ==========



LIABILITIES AND SHAREHOLDERS' EQUITY



Current Liabilities:

 Bank overdraft payable                $  165,212    $  248,878
 Promissory notes payable                 649,472       301,434
 Current maturities of long-term debt   1,569,257     1,511,040
 Accounts payable                       1,474,934     1,211,760
 Customer Deposits                        317,882       526,407
 Accrued liabilities
  Compensation and compensated absences   207,342       258,519
  Other                                    42,909        34,026
                                        __________    __________

   Total current liabilities            4,427,008     4,092,064

Long-Term Debt, net of current maturities  50,686        57,057
Convertible Debenture                     750,000          -
                                        _________     __________

   Total liabilities                    5,227,694     4,149,121

Commitments and contingencies:

Shareholders' equity :
 Preferred stock, par value $5 :
 Authorized, 200,000 shares, all classes
 $100 Class A, 9.8%, cumulative if earned,
   liquidation and redemption value $100,
   issued and outstanding, 20,000 shares  100,000      100,000
  Capital contributed in excess of par  1,900,000    1,900,000
 Common stock, par value $.01:
  Authorized, 40,000,000 shares
  Issued 9,280,890 shares April 30, 1996 &
  9,427,890 at October 31, 1996            94,279       92,809
  Common stock warrants                     8,807        8,707
  Capital contributed in excess of par  5,554,747    5,266,731
 Note receivable arising from stock
  purchase agreement                     (318,241)    (359,027)
 Unearned service contracts              (296,667)    (276,771)
 Treasury stock (20,000 preferred &
  80,000 common)                       (2,087,240)  (2,087,240)
 Retained earnings (deficit)             (463,875)    (533,247)
  (Deficit of $11,938,813 eliminated
   October 31, 1992)                   ___________  ___________

  Total shareholders' equity             4,491,810   4,411,962

  Total liabilities and
      shareholders' equity              $9,719,504  $8,261,083
                                       ===========  ===========

<F1>  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                            BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME <FN1>



                                             THREE MONTHS ENDED
                                                  October 31,

                                            1996           1995
 Net sales                               $6,117,711      $4,229,528

 Cost of sales                            5,087,388       3,381,472
                                          _________       _________

Gross profit                              1,030,323         848,056

 Selling, general and
   administrative expenses                  948,540         808,681
                                          _________       _________

  Operating income                           81,783          39,375


 Other income (expense):

  Interest expense                          (66,742)        (13,237)
  Interest income                            10,451           3,939
  Other                                     (11,310)         33,901
                                          __________      __________

 Other income (expense)                     (67,601)         24,603
                                          __________      __________

Income before taxes                          14,182          63,978


 Provision for income tax                     8,000            -
                                          __________      __________

   Net income                            $    6,182     $    63,978


 Net income per primary earnings per share $    .00       $     .01

 Net income per fully diluted earnings
   per share                               $    .00       $     .01


 Shares used in primary earnings
   per share calculation                  9,611,960       8,744,281

 Shares used in fully diluted earnings
   per share calculation                  9,697,244       8,744,281




<FN1>The accompanying notes are an integral part of these statements.

                           BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME <FN1>



                                         SIX MONTHS ENDED
                                            October 31,

                                       1996             1995

 Net sales                           $11,424,788     $8,083,888

 Cost of sales                         9,366,536      6,547,226
                                      __________      __________

 Gross profit                          2,058,252      1,536,662

 Selling, general and
    administrative expenses            1,854,332      1,428,917
                                      __________     ___________

 Operating income                        203,920        107,745


 Other income (expense):

  Interest expense                      (123,097)       (23,034)
  Interest income                         20,276          7,630
  Other                                  (14,027)        39,027
                                       __________     __________

  Other income (expense)                (116,848)        20,623
                                       __________     __________

 Income before taxes                      87,072        128,368


 Provision for income tax                 17,700           -
                                       __________     __________

   Net income                         $   69,372    $   128,368


 Net income per primary earnings
   per share                          $      .01    $       .01

 Net income per fully diluted
   earnings per share                 $      .01    $       .01


 Shares used in primary earnings
   per share calculation               9,547,825      8,914,413

 Shares used in fully diluted
   earnings per share calculation      9,645,128      8,914,413


<F1>The accompanying notes are an integral part of these statements.




               BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS <FN1>


                                              SIX MONTHS ENDED
                                                 October 31,
                                            1996              1995

Cash flows from operating activities:


 Net income                                  $ 69,372          $ 128,368
Adjustments to reconcile income to
   net cash used in operations:

 Depreciation                                  43,287             21,280
 Amortization of shares issued
   for service contracts                       33,229             79,217

Changes in assets and liabilities:

 (Increase) decrease in accounts receivable  (883,769)          (476,349)
 (Increase) decrease in contracts in process  355,961             38,135
 (Increase) decrease in inventories          (246,685)          (409,490)
 (Increase) decrease in prepaid expenses
   and other current assets                  (409,786)           (17,233)
 (Increase) decrease in other assets         (527,447)          (117,465)
 Increase (decrease) in accounts payable      263,174            216,384
 Increase (decrease) in customer deposits    (208,525)           (95,723)
 Increase (decrease) in accrued liabilities   (42,268)           (29,325)

                                             _________          _________

   Total adjustments                        (1,622,829)         (790,569)
                                             _________          _________

  Cash provided by (used in) operations     (1,553,457)         (662,201)
                                             _________          _________
Cash flows from investing activities:
    Capital expenditures, net                  (42,066)          (60,738)
                                             _________          _________

  Cash provided by (used in)
    investing activities                       (42,066)          (60,738)
                                             _________          _________

Cash flows from financing activities:

 Net borrowings under line-of-credit
   agreement                                    98,039            59,227
 Proceeds from increase in
   line-of-credit                              250,000              -
 Repayments and borrowings of long-term debt    51,819            20,243
 Bank overdraft payable                        (83,666)           45,115
 Proceeds from Stock Issuances, Net            805,997         1,312,268
                                             _________         _________

  Cash provided by (used in) financing
    activities                               1,122,189         1,436,853
                                             _________         _________

Net increase (decrease) in cash               (473,334)          713,914

Cash, beginning of period                      745,647           212,799
                                             _________         _________

Cash, end of period                        $   272,313       $   926,713


Supplemental disclosures of cash flow
information:

 Interest paid                             $   100,080       $    12,155
 Income taxes                                   17,580             9,500

<FN1>The accompanying notes are an integral part of these statements.

               BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required be generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 1996, are not indicative of the results of operations that may be expected for the year ending April 30, 1997.

For further information, refer to the Consolidated Financial Statements and Footnotes included in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1996.

2. The Company has capitalized approximately $1,350,000 and $1,150,000 at October 31, 1996 and April 30, 1996, respectively, of costs related to the anticipated construction of three Indian gaming facilities. These costs are included in other assets in the accompanying balance sheet. In the opinion of management, these costs will be recoverable through the gaming activities or, in event the Company is unsuccessful in establishing such operations, these costs will be recovered through the liquidation of the associated assets. These costs include the following:

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

 Cash payments of approximately $118,000, $172,000, $65,000 and $57,000 in fiscal 1997, 1996, 1995, and 1994, respectively, for architectural, engineering and construction services.

 Cash Advances to the Tribes of $190,000 in fiscal 1995 which the Tribes used for the acquisition of land.

 Acquisition of land by the Company in the amount of $82,000 in fiscal year 1997 and $225,000 in fiscal 1994.

3. The Company had an employment agreement with an individual which the Company terminated in April 1995. This individual filed a lawsuit against the Company, the President of the Company and various corporate subsidiaries alleging the Company wrongfully terminated the individual's employment in breach of the contract. The suit was filed in October, 1995, in State Court in Johnson County, Kansas. The individual dismissed the claim in Johnson County, Kansas and refiled in Federal District Court. The individual has asserted a claim for damages in excess of $1,400,000. The individual had proposed a settlement offer for $500,000, but has withdrawn the settlement offer. It is management's position that the Company will defend the claim vigorously and in that pursuit the Company has asserted a counterclaim against the individual for negligence in the performance of the individual's professional duties.

4. During fiscal 1996, the President and CEO, Clark D. Stewart, exercised his option to purchase 400,000 shares of the Company's common stock under the terms of the 1989 Nonqualified Stock Option Plan through a loan by the Company. The shares were purchased at prices ranging from $.70 to $1.00 per share. The largest aggregate amount of indebtedness outstanding was $367,000 during fiscal 1996. The amount outstanding at October 31, 1996, is $318,241. Interest is charged at the applicable federal rate and the loan is being amortized over five years.

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

6. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended October 31, 1996 and 1995 and during the six months ended October 31, 1996 and 1995. Stock options are included in 1996 and 1995 as common stock equivalents because they are dilutive. The convertible debenture is included in 1996 as a common stock equivalent since the debenture is dilutive. Shares used in the per share computations are as follows:



                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                       October 31,              October 31,

                                     1996        1995       1996       1995

Common shares beginning of period    9,387,890   8,507,100  9,280,890  8,231,015

Cumulative increase in weighted average
 due to Common Stock Equivalents       192,005     193,925    147,413    423,563

Cumulative increase in weighted average
 due to convertible debenture           85,284        -        97,303       -


Cumulative increase in weighted average
 due to issues per Nonqualified Stock
 Option Plans                              489      16,992      4,277     21,595

Cumulative increase in weighted average
 due to issues per acquisition, legal
 and consulting agreements              31,576        -       115,245        447

Cumulative increase in weighted average
 due to issue per private offering        -         26,264       -       237,793
                                      _________  _________  _________  _________

Weighted average shares, end
  of period                           9,697,244  8,744,281  9,645,128  8,914,413


7. The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". This standard provides a framework for evaluating the realizability of the Company's investments in long-lived assets. The Company adopted this standard beginning May 1, 1996. This standard did not have a material impact on its results of operations or financial position, nor does the Company anticipate that it will in the future. The Financial Accounting Standards Board also issued SFAS No. 123, "Accounting for Stock Based Compensation". Under the new standard, the Company must either change its method of computing the compensation expense associated with the issuance of stock options or make pro forma disclosures based on the new computation method. At this time, the Company anticipates adopting the standard by making the pro forma disclosures.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview of Operations: Sales for the second fiscal quarter and the six months ended October 31, 1996, increased $1,888,183 (44.6%) and $3,340,900
(41.3%), respectively, as compared to the same quarter and six months of the prior year. Increased sales occurred in the Food Distribution division (50.2%). Relatively stable sales occurred in the Aircraft Modifications division (4.7%). Switching Unit sales continued to decrease (10.2%). Sales at the Monitoring Services division increased (33.5%). The Temporary Services and Management Services divisions did not recognize any revenue in the first six months of fiscal 1997.

The Company recorded a profit of $69,372 in the current six month period compared to $128,368 in the prior period.

Food Distribution (R F, Inc.): Revenues from the Food Distribution business segment increased 52% from $3,317,382 in the prior quarter to $5,053,804 in the current year, due to the increasing customer base and additional sales personnel resulting in increased product sales. Food Distribution sales for the six months ended October 31, 1996, were $9,716,938 compared to $6,470,l00 for the same period in the preceding fiscal year, an increase of $3,246,838 (50.2%). Contribution to earnings before corporate allocations increased from $207,575 and $359,847, respectively, in the quarter and six months ending October 31, 1995, to $227,007 and $642,007, respectively, in the quarter and six months ending October 31, 1996. However, contributions from earnings in the second quarter fiscal 1997 compared to the first quarter fiscal year 1997 were down approximately $190,000. The decrease in contribution is due to a lower margin and increased administrative expenses. The Company does not expect the decrease in margins to be a trend. The Company has implemented
procedures which they anticipate will cause margins to return.   Additionally,
the Company is reviewing alternatives to reduce administrative expenses in this segment.

Aircraft Modification (Avcon Industries, Inc.): Sales at Avcon decreased $40,919 (6.8%) from $599,976 in the second quarter of the prior fiscal year
to $640,895 during the current fiscal quarter ended October 31, 1996.   Avcon
sales for the six months ended October 31, 1996 were $1,039,769 compared to $1,091,026 for the same period in the preceding fiscal year, a decrease of $51,257 (4.7%).

The gross profit percentage for the six months ended October 31, 1996 was 28.18% compared to 36.26% in the preceding six months. The decrease in the gross margin is due to research and development costs associated with new product development. This segment is continuing to work on the development of new products and is introducing some of these products.

This segment has received several new orders relating to the new product development in fiscal 1997. The orders total approximately $2,700,000 and the majority of these orders should be completed in the third and fourth quarters fiscal 1997. Of these new orders, approximately $1,700,000 is with one customer, Bombardier Aviation Service (Learjet).

Switching Units (Woodson Avionics, Inc.): Switching unit sales for the quarter ended October 31, 1996, of $41,611 decreased $21,358 (33.9%) as compared to switching unit sales of $62,969 for the same quarter of the prior year. Sales for the six month period ended October 31, 1996, reflect a decrease with current period switching unit sales totaling $77,795 versus $86,652 for the comparable period of the previous year, a $8,857 (10.2%) decrease. The decrease in sales in the Avionics division continues to be a trend, largely due to the decrease in volume of aircraft produced by McDonnell Douglas.

SCADA Systems and Monitoring Services (Butler National Services, Inc.):
Monitoring service sales for the three month and six month periods ended October 31, 1996, were $373,248 and $582,135, respectively, compared to
$248,522 and $436,111 for the same periods in 1995.   Earnings from operations
for the three month and six month periods ended October 31, 1996, were $84,976 and $135,435, respectively, compared to the same periods in the prior year of $79,298 and $109,736.

This segment continues to maintain a relatively level volume of sales due to long term contracts with municipalities. In addition to the relatively level volume of sales to its current customers, this segment was awarded the contracts with four additional municipalities to provide, install and maintain telemetry systems totalling approximately $500,000 during fiscal 1997. Additionally, each of the contracts allow for the continued maintenance of the systems which are renewable on an annual basis. This segment has had a 33.5% increase in sales in the first six months of fiscal 1997 and a 50.2% increase for the quarter ended October 31, 1996 due to these special projects.

Temporary Services (Butler Temporary Services, Inc.):   This segment did not
recognize any revenue in the first and second quarters of fiscals 1996 or
1997.   If and when the Company is able to open Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.

Management Services (Butler National Service Corporation):

                              -General-

The Company received no revenue and incurred $120,000 and $230,000 in general and administrative expenses in the current quarter and current six month period compared to $205,000 and $330,000 in the prior periods associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized $33,229 and $79,217 in the first six months of 1997 and 1996, respectively, related to shares issued for services rendered to the Company in that regard.

The Company has invested $1,350,000 in land, land improvements and professional design fees related to the development of Indian Gaming facilities. Included in this investment is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas. The Company believes that this tract could be developed and sold for residential and commercial use other than Indian gaming if the gaming enterprise does not open. Additional improvements including access roads,
water and sewer services, etc. are planned for this land.   After these
improvements, the land may be sold in small tracts. This may allow the Company to recover the majority, if not all, of the $1,350,000 investment.

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

The Company will consult with the development of and plans to manage the joint-venture for the tribes. The proposed facility is planned to be approximately 22,000 square-feet and to be located directly south of the Modoc Tribal Headquarters building in Miami. It is currently intended the complex will contain off-track betting windows, a bingo hall, and a restaurant. The Company's Management Agreement requires the approval of the NIGC. The Management Agreement was filed in September, 1994, with the NIGC and rejected pending approval of this Compact. On January 25, 1996, the Management Agreement was resubmitted and currently is being reviewed by the NIGC. The Management Agreement and the Environmental Assessment are in final stages of being examined by the NIGC and the Company expects approval during fiscal 1997. Under the Management Agreement as submitted, the Company, as manager, is to receive a 30% share of the profits and reimbursement of the development costs. Even though the Company and the Tribes believe the re-submission will be in compliance with all laws and regulations, there is no assurance that the management agreement will be approved.

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

COSTS AND EXPENSES

The consolidated gross profit percentages of 16.8% for the quarter and 18.0% for the six months ended October 31, 1996, compared to 20.0% and 19.0% for the same periods of the prior year.

Operating expenses (selling, general and administrative) for the three and six month periods ended October 31, 1996, were $948,540 (15.6%) and $1,854,332 (16.2%), respectively, versus $808,681 (19.1%) and $1,428,917
(17.7%) for the comparable periods of the prior year.

Interest Expense for the three and six month periods ended October 31, 1996, increased $53,505 and decreased $100,063, respectively, as compared to the same periods of the prior year. The Company continues to use its line of credit to maintain operations. The Company increased the line of credit by $250,000 during the quarter.

The Company acquired a Lear 35 during November 1996 for debt of $1,500,000. The Company increased the loan by $100,000 during this quarter. The majority of the increase in interest expense relates to this acquisition and the related debt.

Other Income Expense is ($14,027) in the six months ended October 31, 1996, versus $39,027 in the six months ended October 31, 1995. The majority of the other income in 1996 relates to a gain of approximately $25,000 recognized on the sale of the building in Overton, Nebraska.

EARNINGS

The Company earned a consolidated net income of $6,182 ($.00 income per share) for the quarter and $69,372 ($.01 income per share) for the six months ended October 31, 1996, compared to net income of $63,978 ($.01 income per share) and $128,368 ($.01 income per share), respectively, for the same periods of the prior year.

CAPITAL RESOURCES

The Company had no material commitments for capital expenditures at October 31, 1996.

LIQUIDITY

Borrowed funds have been used primarily for working capital. Bank debt at October 31, 1996, is $649,473 and was $421,722 at October 31, 1995. The
Company's unused line of credit was approximately $100,527 as of October 31, 1996. Due to the growth in both the food distribution and aircraft modification segments, the Company increased their line of credit by $250,000 to be used for operations.

The Company plans to continue using the promissory notes payable due in November, 1996, as working capital. The promissory notes payable maturities have been extended to February, 1996. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 1997. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

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

The Company issued 20,000 shares for consulting services related to the acquisition of the operating rights and assets of Woodson Electronics, Inc. in fiscal 1997. The Company issued 25,000 shares in the amount of $53,125, for consulting services related to Indian Gaming in fiscal 1997. The Company issued 10,000 shares in the amount of $21,250, for the acquisition of 100% of the stock of Valu Foods, in fiscal 1997.

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

The Company does not expect nor has it incurred any substantial costs associated with integrating RFI's operations. The Company expects that the majority of RFI's operations will continue to operate as it did under previous management. The Company does plan to expand the customer base of RFI, by hiring additional sales personnel in various locations. The additional costs of personnel should be more than offset by the additional contribution margin recognized. The Company hired nine (9) additional sales personnel at various locations in fiscals 1995, 1996 and 1997.

The Company is planning a retail market test under its trade name, Valu Foods, of the products being distributed by RFI. Two or more test stores are planned in smaller communities. Capital to finance this planned test marketing of approximately $500,000 may be required during fiscal 1997.

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

During fiscal 1996, the President and CEO, Clark D. Stewart, exercised his option to purchase 400,000 shares of the Company's common stock under the terms of the 1989 Nonqualified Stock Option Plan through a loan by the Company. The shares were purchased at prices ranging from $.70 to $1.00 per share. The largest aggregate amount of indebtedness outstanding was $367,000 during fiscal 1996. The amount outstanding at October 31, 1996, is $318,241. Interest is charged at the applicable federal rate and the loan is being amortized over five years.

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

FORWARD LOOKING INFORMATION

The information set forth above may include "forward-looking" information as outlined in the recently enacted Private Securities Litigation Reform Act of 1995. The Cautionary Statements filed by the Company as Exhibit 99 to this filing are incorporated herein by reference and investors are specifically referred to such Cautionary Statements for a discussion of factors which could affect the Company's operations and forward-looking statements contained herein.

                             PART II.


                       OTHER INFORMATION


Responses to items 1, 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

Item 2.  Changes in Securities

   On August 9, 1996, the Company issued 25,000 shares of common stock, $.01 par value, for consulting services related to Indian Gaming, in the amount of $53,125. The shares were issued to an individual consultant. The transaction was executed in reliance upon an exemption from the Securities Act of 1933 and the shares were issued without registration under the Securities Act of 1933 since the transaction did not involve any public offering.

   On August 9, 1996, the Company issued 10,000 shares of common stock, $.01 par value, to acquire 100% of the stock of Valu Foods, with a value of $21,250. The shares were issued to an individual person, who owned 100% of the stock of the company acquired. The transaction was executed in reliance upon an exemption from the Securities Act of 1933 and the shares were issued without registration under the Securities Act of 1933 since the transaction did not involve any public offering.

Item 4.  Submission of Matters to a Vote of Security Holders

   The Company held the annual meeting of shareholders on October 1, 1996. In addition to the election of directors, the following items were submitted to and approved by the shareholders.

    The ratification of the selection of Arthur Andersen LLP as auditors for the fiscal year ending April 30, 1997. Shares voting for appointing Arthur Andersen LLP were 7,452,100, against 29,583, and abstentions were 681,895.

    The approval to change the Company's state incorporation from Minnesota to Delaware by merging the Company into a wholly owned subsidiary of the Company which is a Delaware Corporation. Shares voting for the proposal to change the Company's State of Incorporation were 7,428,712, against 29,583, and abstentions were 681,895.

Item 6.   Exhibits and reports on Form 8-K.

           (A) Exhibits.

               Exhibit Number 99.

               Description

    Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

          (B) Reports on Form 8-K.

    The Company filed a Form 8-K dated November 27, 1996 reporting under
    Item 9.  Sales of Equity Securities pursuant to Regulation S.

                         Exhibit Number 99

CAUTIONARY STATEMENTS FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is filing this exhibit in order to do so. The following important factors, among others, could effect the Company's actual results and could cause such results to differ materially from those expressed in the Company's forward-looking statements:

- The General Governmental Regulation of Gaming Operations - The Company's proposed gaming management operations will be subject to extensive gaming laws and regulations, many of which were recently adopted and have not been the subject of definitive interpretations and are still subject to proposed amendments and regulation. The political and regulatory environment in which the Company is and will be operating, with respect to gaming activities on both non-Indian and Indian land, is dynamic and rapidly changing. Adoption and/or changes in gaming laws and regulations could have a materially adverse effect on the Company.

- Key Personnel - The Company's inability to retain key personnel may be critical to the Company's ability to achieve its objectives. Key personnel are particularly important in maintaining relationships with Indian Tribes. Loss of any such personnel could have a materially adverse effect on the Company.

- Competition - Increased competition, including the entry of new competitors, the introduction of new products by new and existing competitors, or price competition, could have a materially adverse effect on the Company. Additionally, because of the rapid rate at which the gaming industry has expanded and continues to expand, the gaming industry may be at risk of market saturation, both as to specific areas and generally. Overbuilding of gaming facilities at particular sites chosen by the Company may have a material adverse effect on the Company's ability to compete and on the Company's operations.

- Major Customers - The termination of contracts with major customers or renegotiation of these contracts at less cost-effective terms, could have a materially adverse effect on the Company.

- Product Development - Difficulties or delays in the development, production, testing and marketing of products, could have a materially adverse effect on the Company. The Company's aviation business is subject, in part, to regulatory procedures and administration enacted by and/or administered by the FAA. Accordingly, the Company's business may be adversely affected in the event the Company is unable to comply with such regulations and/or if any new products and/or services to be offered by the Company can or may not be formally approved by such agency. Moreover, the Company's proposed new aviation modification products will depend upon the issuance by the FAA of a supplemental type certificate, the issuance of which no assurances can be given.

- Administrative Expenditures - Higher service, administrative or general expenses occasioned by the need for additional legal, consulting, advertising, marketing, or administrative expenditures may decrease income to be recognized by the Company.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 BUTLER NATIONAL CORPORATION
                                 (Registrant)



December 12, 1996                       /S/ Clark D. Stewart
       Date                             Clark D. Stewart, (President
                                        and Chief Executive Officer)




December 12, 1996                       /S/ Stephanie S. Ruskey
        Date                            Stephanie S. Ruskey
                                        (Vice President and Chief
                                        Financial Officer and Principal
                                        Accounting Officer)