Form 10-Q
period 1997-01-31
BUTLER NATIONAL CORP
filed 1997-03-18
CIK 15847

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C. 20549


                 FORM 10-Q

(Mark One)
               Quarterly Report Pursuant to Section 13 or 15(d) of the
      X        Securities Exchange Act of 1934

               For the quarter ended January 31, 1997

               Transition Report Pursuant to Section 13 or 15 (d) of the Security Exchange Act of 1934

               For the quarter ended January 31, 1997.

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


The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of January 31, 1997, was 9,524,156 shares.

        BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS <FN1>



ASSETS                                   1/31/97        4/30/96



Current Assets:
 Cash                                   $  306,965        $745,647
 Accounts receivable, net of allowance
 for doubtful accounts of $191,882
 January 31, 1997 and $110,161 at        1,845,372       1,473,854
 April 30, 1996

 Contracts in process                    1,053,019         993,881
 Inventories:
   Raw materials                           791,810         593,994
   Work in process                         638,483         214,746
   Finished goods                          389,515         209,070
                                        ------------    -----------
                                         1,819,808       1,017,810

 Prepaid expenses and other assets         192,282          59,825
                                        ------------    -----------
Total current assets                     5,217,446       4,291,017

Property, Plant and Equipment:

    Building                               150,240         150,240
    Machinery and equipment                609,185         589,788
    Office furniture and fixtures          536,521         384,928
    Leased improvements                     53,318          53,318
                                       ------------     -----------
  Total cost                             1,349,264       1,178,274

 Accumulated depreciation                 (914,936)       (856,092)
                                       -------------   -------------
                                           434,328         322,182

Other Assets
 Deferred costs of Indian Gaming         1,369,123       1,142,023
 Aircraft and aircraft parts             2,403,113       2,394,677
 Other Assets                              313,518         111,184
                                      --------------   ------------
  Total Other Assets                     4,085,754       3,647,884

                                      --------------   -------------

Total assets                            $9,737,528      $8,261,083
                                      ==============   =============



LIABILITIES AND SHAREHOLDERS' EQUITY



Current Liabilities:
 Bank Overdraft payable                  $101,739        $248,878
 Promissory notes payable                 723,334         301,434
 Current maturities of long-term debt   1,555,165       1,511,040
 Accounts payable                       1,116,172       1,211,760
 Customer Deposits                        702,090         526,407
 Accrued liabilities -
  Compensation and compensated absences   121,809         258,519
  Other                                    50,388          34,026
                                      -------------   -------------
   Total current liabilities            4,370,697       4,092,064

Long-Term Debt, net of current maturities  14,362          57,057
Convertible Debenture                   1,100,000            --
                                      -------------   -------------
   Total liabilities                    5,485,059       4,149,121

Commitments and contingencies:

Shareholders' equity :

 Preferred stock, par value $5 :
  Authorized, 200,000 shares, all classes
  $100 Class A, 9.8%, cumulative if earned,
  liquidation and redemption value $100,
  issued and outstanding, 20,000 shares    100,000        100,000
  Capital contributed in excess of par   1,900,000      1,900,000
 Common stock, par value $.01:
  Authorized, 40,000,000 shares
  Issued 9,524,156 at January 31, 1997 &
  9,280,890 shares April 30, 1996           95,242         92,809
  Common stock warrants                      8,807          8,707
  Capital contributed in excess of par   5,725,618      5,266,731
 Note receivable arising from stock
  purchase agreement                      (321,489)      (359,027)
 Unearned service contracts               (273,108)      (276,771)
 Treasury stock
   (20,000 preferred & 50,000 common)   (2,087,240)    (2,087,240)
 Retained earnings                        (895,361)      (533,247)
  (Deficit of $11,938,813 eliminated October 31, 1992)
                                        ------------- -------------
   Total shareholders' equity            4,252,469      4,111,962
                                        ------------- -------------
   Total liabilities and
      shareholders' equity              $9,737,528     $8,261,083
                                        ============= =============


<F1> The Accompanying notes are an integral part of these statements.

                   BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME <FN1>


                                         THREE MONTHS ENDED
                                              January 31,


                                           1997         1996

Net sales                             $ 4,946,796  $ 3,720,955

Cost of sales                           4,107,262    2,934,968

Gross profit                              839,534      785,987

Selling general and
    administrative expenses             1,199,889      756,616


 Operating income                        (360,355)      29,371


Other income (expense):

     Interest expense                     (66,766)     (41,029)
     Interest income                        7,357        5,993
     Other                                (11,722)      12,045

Other income (expense)                    (71,131)     (22,991)


Income (loss) before taxes               (431,486)       6,380


Provision for income tax                     -            -


     Net income (loss)                 $ (431,486)   $   6,380


Net income (loss) per share            $   (0.05)    $   0.00


Shares used in per share calculation    9,495,631    8,550,026


<FN1>  The accompanying notes are an integral part of these statements.

      BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF INCOME <FN1>


                                     NINE MONTHS ENDED
                                         January 31,

                                   1997             1996

Net sales                        $16,371,584      $11,804,843

Cost of sales                     13,473,798        9,482,194

Gross profit                       2,897,786        2,322,649

Selling general and
   administrative expenses         3,071,922        2,185,534


     Operating income               (174,136)         137,115

Other income (expense):

 Interest expense                   (189,863)         (67,063)
 Interest income                      27,631           13,623
 Other                               (25,746)          51,073

Other income (expense)              (187,978)          (2,367)

Income (loss) before taxes          (362,114)         134,748

Provision for income tax                -                -

     Net income (loss)           $  (362,114)      $  134,748


Net income (loss) per share      $    (0.04)       $    0.02

Shares used in per
   share calculation               9,441,311        9,192,797


<FN1> The accompanying notes are an integral part of these statements.


            BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS <FN1>


                                         NINE MONTHS ENDED
                                            January 31,
                                            1997           1996

Cash flows from operating activities:

   Net income                               $ (362,114) $ 134,748
   Adjustments to reconcile income (loss)
    to net cash used in operations:
   Depreciation                                 63,743     33,521
   Amortization of shares issued
     for service contracts                      56,788    108,749

Changes in assets and liabilities:
 (Increase) decrease in accounts receivable   (371,518)  (163,388)
 (Increase) decrease in contracts in process   (59,138)  (300,930)
 (Increase) decrease in inventories           (553,729)  (727,146)
 (Increase) decrease in prepaid expenses
   and other current assets                    (92,457)     2,019
 (Increase) decrease in other assets          (608,873)  (151,424)
 Increase (decrease) in accounts payable       (95,588)   216,538
 Increase (decrease) in customer deposits      175,683    (45,723)
 Increase (decrease) in accrued liabilities   (120,321)   (20,196)
                                            ----------  ---------
  Total adjustments                         (1,605,410)(1,047,980)
                                            ----------- ----------

  Cash used in operations                   (1,967,524)  (913,232)
                                            ----------- -----------

Cash flows from investing activities:
    Capital expenditures, net                  (71,905)   (60,738)
                                            ----------- ------------
  Cash used in investing activities            (71,905)   (60,738)
                                            ----------- ------------
Cash flows from financing activities:

 Net borrowings under line-of-credit agreement 171,900     94,110
 Proceeds from increase in line-of-credit      250,000       -
 Repayments of long term debt                  (98,596)   (27,756)
 Proceeds from borrowings of debt              100,000       -
 Bank overdraft payable                       (147,139)    (8,798)
 Proceeds from Stock Issuances and
   convertible debentures, Net               1,324,582  1,309,213
 Purchase of Treasury Stock                       -       (50,000)
                                            ---------- -------------
  Cash provided by financing activities      1,600,747  1,316,769
                                            ---------- -------------
Net increase (decrease) in cash               (438,682)   342,799

Cash, beginning of period                      745,647    212,799
                                            ----------- -------------
Cash, end of period                          $ 306,965  $ 555,598

Supplemental disclosures of cash flow information:

 Interest paid                               $ 157,928  $ 39,859
 Income taxes                                   22,430    20,668
Non-cash transactions:
 Acquisition of Lear 35 for debt                  -    1,500,000

<F1> The accompanying notes are an integral part of these statements.

        BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended
January 31, 1997 are not indicative of the results of operations that may be expected for the year ending April 30, 1997.

For further information, refer to the Consolidated Financial Statements and Footnotes included in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1996.

2. The Company has capitalized approximately $1,370,000 and $1,150,000 at January 31, 1997 and April 30, 1996, respectively, of costs related to the anticipated construction of three Indian gaming facilities. These costs are included in other assets in the accompanying balance sheet. In the opinion of management, these costs will be recoverable through the gaming activities or, in event the Company is unsuccessful in establishing such operations, these costs will be recovered through the liquidation of the associated assets. These costs include the following:

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

  Cash payments of approximately $138,000, $172,000, $65,000 and $57,000 in fiscal 1997, 1996, 1995, and 1994, respectively, for architectural, engineering and construction services.

  Cash Advances to the Tribes of $190,000 in fiscal 1995 which the Tribes used for the acquisition of land.

  Acquisition of land by the Company in the amount of $82,000 in fiscal year 1997 and $225,000 in fiscal 1994.

3. In April 1994, Butler National Corporation acquired 100% of the stock of RF, Inc. The individual has sought for some time to reacquire from Butler National Corporation the ownership of RF, Inc. In what Butler National Corporation believes is an effort to enhance his bargaining position regarding this matter, the individual has filed a lawsuit against Butler National Corporation seeking to rescind the sale of RF, Inc. stock and for damages. Butler National Corporation's and RF, Inc.'s position is that the individual's allegations are without merit, and the Company intends to proceed with a vigorous defense of this matter in court.

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

5. During fiscal 1996, the President and CEO, Clark D. Stewart, exercised his option to purchase 400,000 shares of the Company's common stock under the terms of the 1989 Nonqualified Stock Option Plan through a loan by the Company. The shares were purchased at prices ranging from $.70 to $1.00 per share. The largest aggregate amount of indebtedness outstanding was $367,000 during fiscal 1996. The amount outstanding at January 31, 1997, is $321,489. Interest is charged at the applicable federal rate and the loan is being amortized over five years.

6. After completing a three year program of restructuring the Company's operation on October 31, 1992, by using quasi reorganization accounting, the Company was able to adjust the accumulated deficit to a zero balance thereby affording the Company a "fresh start". No assets or liabilities required adjustment in this process. The amount of accumulated deficit and capital contributed in excess of par removed as of October 31, 1992, was $11,938,813.

7. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended January 31, 1997 and 1996 and during the nine months ended January 31, 1997 and 1996. Stock options are included in 1996 as common stock equivalents because they are dilutive. Stock options are not included in 1997 as common stock equivalents even though they are dilutive, they are not considered due to the loss. The convertible debenture is not included in 1997 as a common stock equivalent even though they are dilutive, they are not considered due to the loss. Shares used in the per share computations are as follows:

                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                January 31,           January 31,
                               ------------          ------------


                           1997        1996       1997         1996


Common shares beginning
  of period              9,400,412   8,490,850   9,280,890   8,231,015

Cumulative increase in
weighted average due to
Common Stock Equivalents      -         49,393        -        568,672


Cumulative increase in
weighted average due to
issues per Nonqualified
Stock Option Plans            -          9,783      6,851       32,249


Cumulative increase in
weighted average
due to issues per
acquisition, legal and
consulting agreements         -           -       121,830          607


Cumulative increase in
weighted average due to
convertible debenture       95,219        -        31,740          -


Weighted average shares,
 end of period           9,495,631   8,550,026  9,441,311     9,192,797


8. The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". This standard provides a framework for evaluating the realizability of the Company's investments in long-lived assets. The Company adopted this standard beginning May 1, 1996. This standard did not have a material impact on its results of operations or financial position, nor does the Company anticipate that it will in the future. The Financial Accounting Standards Board also issued SFAS No. 123, "Accounting for Stock Based Compensation". Under the new standard, the Company must either change its method of computing the compensation expense associated with the issuance of stock options or make pro forma disclosures based on the new computation method. At this time, the Company anticipates adopting the standard by making the pro forma disclosures.

9. On November 27, 1997, the Company completed a private placement which was executed in reliance upon the exemption from registration afforded by Regulation S as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended. The Company issued an 8.0% cumulative convertible debenture due November 27, 1998 in the amount of $500,000. Interest to be paid at time of conversion either in cash or kind at the option of the Company. Net proceeds of the offering were $450,000, after deducting the expenses of the offering.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview of Operations: Sales for the third fiscal quarter and the nine months ended January 31, 1997, increased $1,225,841 (33.0%) and $4,566,741 (39.0%), respectively, as compared to the same quarter and nine months of the prior year. For the nine months, increased sales occurred in the Food Distribution division (26.8%), Aircraft Modifications division (21.6%), Switching Units (26.0%), and Monitoring Services division (23.5%). The Temporary Services and Management Services divisions did not recognize any revenue in the third quarter of fiscal 1997.

The Company recorded a loss of $362,114 in the current nine month period compared to income of $134,748 in the prior period. The majority of the decrease in profit relates to the Food Distribution segment. This segment's margins have decreased from an average margin of 17.62% in the first quarter of fiscal 1997 to 11.84% in the third quarter of fiscal 1997. Additionally, selling, general and administrative expenses in this segment have increased $620,656 (76.5%) from $811,502 in the nine months ended January 31, 1996 compared to $1,432,158 in the nine months ended January 31, 1997. Selling, general and administrative expenses as a percent of sales were 8.5% in the nine months ended fiscal 1996 compared to 10.5% in the current fiscal year. This segment recorded a loss of $97,032 in the third quarter of 1997, compared to profit of $231,352 in the prior period.

Food Distribution (R F, Inc.): Revenues from the Food Distribution business segment increased 26.8% from $3,053,758 in the third quarter of the prior fiscal year to $3,872,099 in the current fiscal quarter ended January 31, 1997. Food Distribution sales for the nine months ended January 31, 1997, were $13,589,037 compared to $9,523,858 for the same period in the preceding fiscal year, an increase of $4,065,179 (42.7%). Revenue continues to increase due to an increasing customer base and additional sales personnel resulting in increased product sales. However, contribution to earnings decreased from $231,352 and $591,199, respectively, in the quarter and nine months ending January 31, 1996, to a loss of $(97,032) and income of $544,975, respectively, in the quarter and nine months ending January 31, 1997.

The decrease in contribution is due to a lower margin and increased administrative expenses. The margins have decreased from an average of 17.62% in the first quarter of fiscal 1997 to 11.84% in the third quarter of fiscal 1997. The Company is in the process of evaluating the operations of this segment. The Company hopes to implement procedures which they anticipate will return the margin to acceptable levels. Additionally, the Company is reviewing alternatives to reduce administrative expenses in this segment.

Aircraft Modification (Avcon Industries, Inc.): Sales at Avcon increased $364,727 (101.1%) from $360,824 in the third quarter of the prior fiscal year to $725,551 during the current fiscal quarter ended January 31, 1997. Avcon sales for the nine months ended January 31, 1997 were $1,765,320 compared to $1,451,850 for the same period in the preceding fiscal year, an increase of $313,470 (21.6%). The increase in revenue relates to an increase in the volume of production at the aircraft modification facility.

The gross profit percentage for the nine months ended January 31, 1997 was 28.94% compared to 34.70% in the preceding nine months. The decrease in the gross margin is due to research and development costs associated with new product development. This segment is continuing to work on the development of new products and is introducing some of these products in fiscal 1997.

This segment has received several new orders relating to the new product development in fiscal 1997. The orders total approximately $2,700,000 and the majority of these orders should be completed in the third and fourth quarters of fiscal 1997. Of these new orders, approximately $1,700,000 is with one customer, Bombardier Aviation Service (Learjet).

Switching Units (Woodson Avionics, Inc.): Switching unit sales for the quarter ended January 31, 1997 of $156,495 increased $57,227 (57.6%) as compared to switching unit sales of $99,268 for the same quarter of the prior year.
Sales for the nine month period ended January 31, 1997, reflect an increase with current period switching unit sales totaling $234,290 versus $185,919 for the comparable period of the previous year, a $48,371 (26.0%) increase.

SCADA Systems and Monitoring Services (Butler National Services, Inc.):
Monitoring service sales for the three month and nine month periods ended January 31, 1997, were $211,973 and $794,108, respectively, compared to
$217,105 and $643,216 for the same periods in 1996, a change of (.02)% and 23.5%
for the three and nine month periods.   Earnings from operations for the
three month and nine month periods ended January 31, 1997, were $41,502 and $176,937, respectively, compared to the same periods in the prior year of $39,492 and $179,229.

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

Temporary Services (Butler Temporary Services, Inc.):   This segment did not
recognize any revenue in the nine months ended January 31, 1997.   If and
when the Company is able to open Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.

Management Services (Butler National Service Corporation):

                    -General-

The Company received no revenue and incurred $115,000 and $345,000 in general and administrative expenses in the current quarter and current nine month period compared to $125,000 and $310,000 in the prior periods associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized $56,788 and $108,749 in the first nine months of 1997 and 1996, respectively, related to shares issued for services rendered to the Company in that regard.

The Company has invested $1,370,000 in land, land improvements and professional design fees related to the development of Indian Gaming facilities. Included in this investment is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas. The Company believes that this tract could be developed and sold for residential and commercial use other than Indian gaming if the gaming enterprise does not open.  Additional improvements including access roads, water and sewer services,
etc. are planned for this land.   After these improvements, the land may be
sold in small tracts. This may allow the Company to recover the majority, if not all, of the $1,370,000 investment.

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

The Miami Tribe challenged this opinion in Federal Court to prove and protect the sovereignty of the Miami Tribe and other Indian tribes relating to their lands. On April 16, 1996, the Court ruled that the Miami Tribe did not have jurisdiction because the BIA had not approved the Tribal membership of the Princess Maria heirs at the time the management agreement was submitted, therefore, the Court ordered that the NIGC's determination that Reserve
No. 35 is not "Indian land" pursuant to IGRA is affirmed. However, the Court noted in its ruling that nothing precludes the Tribe from resubmitting its management agreement to the NIGC along with evidence of the current owners' consent and the newly adopted tribal amendment. On February 22, 1996, the BIA approved the Miami Tribe's constitution and the membership of the heirs. On June 16, 1996, the Tribe resubmitted the management agreement. No response has yet been received by the NIGC. Although the Court noted that the Tribe could resubmit the management agreement, the Court did not pass on whether or not a new submission will obtain approval. In July 1996, the NIGC requested another determination by the BIA of suitability for gaming. Therefore, even though the Company and the Tribe believe the re-submission is in compliance with all laws and regulations, there is no assurance that the management agreement will be approved.


              -Stables Bingo and Off-Track Betting-

Additionally, the Company has a signed Management Agreement with the Miami and Modoc Tribes for the development and management of the STABLES gaming
establishment in Miami, Oklahoma.   A class III Indian Gaming Compact for a
joint-venture by the Miami and Modoc Tribes, both of Oklahoma, has been approved by the State of Oklahoma and by the Assistant Secretary, Indian Affairs for the U.S. Department of the Interior. The Compact was published in the Federal Register on February 6, 1996, and is therefore, deemed effective.
The Compact authorizes Class III (Off-Track Betting "OTB") along with Class II (high stakes bingo) at a site within the City of Miami, Oklahoma.

The Company will consult with the development and manage the joint-venture for the tribes. The proposed facility is planned to be approximately 23,000 square-feet and to be located directly south of the Modoc Tribal Headquarters building in Miami. It is currently intended the complex will contain off-track betting windows, a bingo hall, and a restaurant. The Company's Management Agreement, which requires the approval of the NIGC, was approved by the NIGC on January 14, 1997. The facility is expected to be operational in the fall of 1997. Under the Management Agreement as submitted, the Company, as manager, is to receive reimbursement of the development costs and a 30% share of the profits.

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

In addition, the Company maintains a relationship and agreement to manage the proposed establishment as a part of the Owners' desire to work with the Shawnee Tribe of Oklahoma. The Shawnee Tribe of Oklahoma is not a federally recognized tribe. The tribe, sometimes known as the Loyal Shawnee Tribe, is recognized by a 1960 federal resolution and is sovereign within and as a part of the federal recognition of the Cherokee Nation of Oklahoma. The Indian Owners of Shawnee Reserve No. 206 have federal Indian membership cards showing them as Cherokee-Shawnee members of the Cherokee Nation of Oklahoma. The Shawnee and the Cherokee are currently working to reaffirm the Shawnee's jurisdiction over the Indian land.

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

                   -Other Gaming-

The Company is currently reviewing other potential Indian gaming opportunities with other tribes. These discussions are in the early stages of negotiation and there can be no assurance that these gaming opportunitieswill be successful.

The various management agreements have not yet been approved by the various governing agencies and therefore are not filed as exhibits to the document.



COSTS AND EXPENSES

The consolidated gross profit percentages of 16.97% for the quarter and 17.7% for the nine months ended January 31, 1997, compared to 21.1% and 19.7% for the same periods of the prior year. The decrease in the gross profit percentages are due to the reduced margins being recognized in the Food Distribution segment.


Operating expenses (selling, general and administrative) for the three and nine month periods ended January 31,1997, were $1,199,899 (24.3%) and $3,071,922
(18.76%), respectively, versus $756,616 (20.3%) and $2,185,534 (18.5%) for the comparable periods of the prior year. The majority of the increased expenses are due to higher selling, general and administrative expenses being incurred in the Food Distribution segment. Administrative expenses increased approximately $260,000 relating to increased commission expenses, administrative support staff and reserve analysis for uncollectible accounts.

Interest Expense for the three and nine month periods ended January 31, 1997, increased $25,737 and increased $122,800, respectively, as compared to the same periods of the prior year. The Company continues to use its line of credit to maintain operations. The Company increased the line-of-credit by $250,000 for continued research and development of products at the aircraft modification facility and due to the growth in the Food Distribution segment. Additionally, the Company borrowed approximately $1,500,000 for the purchase of a Lear 35 for use in the aircraft modification division in fiscal 1996.

Other Income is $(25,746) in the nine months ended January 31, 1997, versus $51,073 in the nine months ended January 31, 1996. Approximately $25,000 relates to a gain recognized on the sale of the building in Overton,Nebraska in fiscal 1996.

EARNINGS

The Company incurred a consolidated net loss of $(431,486) ($.05 loss per share) for the quarter and $(362,114) ($0.04 loss per share) for the nine months ended January 31, 1997, compared to net income of $6,830 ($0.00 income per share) and $134,748 ($0.02 income per share), respectively, for the same periods of the prior year.


CAPITAL RESOURCES

The Company had no material commitments for capital expenditures at January 31, 1997.


LIQUIDITY

Borrowed funds have been used primarily for working capital. Bank debt at January 31, 1997, is $723,334 and was $456,605 at January 31, 1996. The
Company's unused line of credit was approximately $26,666 as of January 31, 1997. Due to the growth in both the food distribution and aircraft modification segments, the Company increased their line of credit by $250,000 on October
15, 1996, to be used for operations.

The Company plans to continue using the promissory notes payable due in February, 1996, as working capital. The promissory notes payable maturities have been extended to May, 1997. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 1997. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

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

The Company acquired RF, Inc. on April 21, 1994. The Company exchanged 650,000 shares of the Company's common stock for 100% of the issued and outstanding shares of RF, Inc. The individuals who sold RF, Inc. to the Company have sought for some time to reacquire from the Company the ownership of RF, Inc.
In what the Company believes is an effort to enhance their bargaining position regarding this matter, the individual has filed a lawsuit against the Company seeking to rescind the sale of RF, Inc. stock and for damages. The Company's position is that the individual's allegations are without merit, and the Company intends to proceed with a vigorous defense of this matter in court.

The Company is planning a retail market test under its trade name, Valu Foods, of the products being distributed by RF, Inc. Two or more test stores are planned in smaller communities. Capital to finance this planned test marketing of approximately $500,000 may be required during fiscal 1997.

On May 1, 1996, the Company completed the acquisition of the operating rights and assets of Woodson Electronics, Inc. The Company received a portion of WEI's operating rights and assets in exchange for 80,000 shares of stock with a fair market value of $160,000. The Company also entered into a Non-Exclusive Consulting, Non-Disclosure and Non-Compete Agreement with Thomas E. Woodson, which provides for the issuance of 20,000 shares of the Company's common stock and $36,000 to be paid out over 24 months. WEI is engaged in the business of designing, manufacturing, improving, marketing, maintaining, and providing, directly and with the assistance of others, data acquisition, alarm monitoring and reporting products and services related to such products. WEI supplies the monitoring products to Butler National Services, Inc. During the first quarter of fiscal 1997, the Company relocated its Woodson Avionics business segment, along with the newly acquired operating rights and assets of WEI to Arizona.

During fiscal 1996, the President and CEO, Clark D. Stewart, exercised his option to purchase 400,000 shares of the Company's common stock under the terms of the 1989 Nonqualified Stock Option Plan through a loan by the Company. The shares were purchased at prices ranging from $.70 to $1.00 per share. The largest aggregate amount of indebtedness outstanding was $367,000 during fiscal 1996. The amount outstanding at January 31, 1997, is $321,489. Interest is charged at the applicable federal rate and the loan is being amortized over five years.

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

On November 27, 1997, the Company completed a private placement which was executed in reliance upon the exemption from registration afforded by Regulation S as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended. The Company issued an 8.0% cumulative convertible debenture due November 27, 1998 in the amount of $500,000. Interest to be paid at time of conversion either in cash or kind at the option of the Company. Net proceeds of the offering were $450,000,after deducting the expenses of the offering.

Depending upon the development schedules, the Company, through BNSC, will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available and these additional funds for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from two sources: internally generated working capital from non-gaming operations and the proceeds through debt issuance. After a few gaming facilities become operational, the gaming operations will generate additional working capital for the start up and construction of other additional gaming facilities.


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

                           PART II.

                       OTHER INFORMATION

Responses to items 3 and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

Item 1. In April 1994, Butler National Corporation acquired 100% of the stock of RF, Inc. The individual has sought for some time to reacquire from Butler National Corporation the ownership of RF, Inc. In what Butler National Corporation believes is an effort to enhance his bargaining position regarding this matter, the individual has filed a lawsuit against Butler National Corporation seeking to rescind the sale of RF, Inc. stock and for damages. Butler National Corporation's and RF, Inc.'s position is that the individual's allegations are without merit, and the Company intends to proceed with a vigorous defense of this matter in court.

Item 2.  Changes in Securities

   On November 1, 1997, the Company issued 96,266 shares of common stock, $.01 par value, for the convertible debenture in the amount of $150,000. The shares were issued to an accredited investor. The transaction was executed in reliance upon the exemption from registration afforded by Regulation S as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

   NONE

Item 6.   Exhibits and reports on Form 8-K.
           (A) Exhibits.

   3.1 Articles of Incorporation, as amended are incorporated by reference to
Exhibit 3.1 of the Company's Form 10-K for the year ended April 30, 1988.

   3.2 Bylaws, as amended, are incorporated by areference to Exhibit 3.2 of the Company's Form 10-K for the year ended April 30, 1989.

   Exhibit Number 99.

    Description

    Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

    The Company agrees to file with the Commission any agreement or instrument not filed as an exhibit upon the request of the Commission.

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



                          BUTLER NATIONAL CORPORATION
                          (Registrant)





March 13, 1997                   /S/ Clark D. Stewart
       Date                      Clark D. Stewart, (President
                                 and Chief Executive Officer)




March 13, 1997                   /S/ Stephanie S. Ruskey
        Date                     Stephanie S. Ruskey
                                 (Vice President and Chief
                                 Financial Officer and Principal
                                 Accounting Officer)