Form 10-K
period 1997-04-30
BUTLER NATIONAL CORP
filed 1997-08-01
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K
_________________

(Mark One)
Annual Report Pursuant to Section 13 or 15(d) of the
 X Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended April 30, 1997

Transition Report Pursuant to Section 13 or 15 (d) of the
    Security Exchange Act  of 1934 [No Fee Required]
For the Transition Period From ________ to ________.

Commission File Number 0-1678

BUTLER NATIONAL CORPORATION
(Exact name of Registrant as specified in its charter)

     Delaware                           41-0834293
   (State of incorporation) (I.R.S.Employer Identification No.)

1546 East Spruce Road, Olathe, Kansas  66061
(Address of Principal Executive Office)(Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $9,041,668 at July 29, 1997, when the average bid and asked prices of such stock was $1.171875.

     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of
July 29, 1997, was 8,876,757 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

This Form 10-K consists of 53 pages (including exhibits). The index to exhibits is set forth on pages 27 - 30 .
  PART I

Item 1.  BUSINESS

Forward Looking Information:

  The information set forth above may include "forward-looking"
information as outlined in the    Private Securities Litigation Reform
Act of 1995. The Cautionary Statements, filed by the Company as Exhibit 99 to the Company's October 31, 1996, Quarterly Report on Form 10-Q, are incorporated herein by reference and you are specifically referred to such Cautionary Statements for a discussion of factors which could affect the Company's operations and forward-looking statements contained herein.

General

  Butler National Corporation (the "Company" or "BNC") is a Delaware corporation formed in 1960, with corporate headquarters at 1546 East Spruce, Olathe, Kansas 66061.

  Current Activities. The Company's current product lines and services include:

   (1)Aircraft Modifications - principally includes the modification of business-size aircraft from passenger to freighter configuration, conversion to air ambulance, addition of aerial photography capability, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault aircraft along with other modifications. The Company provides these services through its subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon").

 (2)Avionics - principally includes the manufacture of airborne radio and instrument switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90 and the KC-10 aircraft. The Company provides these services through its subsidiary, Woodson Avionics, Inc. ("Switching Units", "Avionics" or "WAI").

 (3)Food Distribution Services - principally includes food distribution to the wholesale, food processing and retailing industries. The Company provides wholesale services through its subsidiary, R F, Inc. ("Food Distribution" or "RFI") and through its retail subsidiary, Valu Foods, Inc. ("VFI").

(4) Gaming - principally includes business management services to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. The Company provides these services through its subsidiary, Butler National Service Corporation ("Management
Services", "Gaming" or "BNSC").

 (5)SCADA Systems and Monitoring Services - principally includes the monitoring of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector and related repair services. The Company provides these services through its subsidiary, Butler National Services, Inc. ("Monitoring Services" or "BNS").

 (6)Temporary Services - provides temporary employee services for corporate clients. The Company provides these services through its subsidiary, Butler Temporary Services, Inc.
("Temporary Services" or "BTS").

  Assets as of April 30, 1997 and Net Revenues for the year ended
April 30, 1997.


Industry Segment
                                           Assets     Revenue

Aircraft Modifications                      51.8%       12.7%
Avionics                                     3.1%        1.3%
Food Distribution                           23.8%       81.1%
Gaming                                      13.9%        0.0%
Monitoring Services                          4.0%        4.9%
Temporary Services                           0.4%        0.0%
Corporate Office                             3.0%        0.0%

Financial Information about Industry Segments

Information with respect to the Company's industry segments are found at Note 11 of Notes to Consolidated Financial Statements for the year ended April 30, 1997, located herein at page 50.

Narrative Description of Business

Aircraft Modifications. The Company's subsidiary, Avcon, modifies business type aircraft at Newton, Kansas. The modifications include aircraft conversion from passenger to freighter configuration, conversion to air ambulance, addition of aerial photography capability, stability enhancing modifications for Learjets, and other special mission modifications. Avcon offers aerodynamic and stability improvement products for selected business jet aircraft.

     Sales of the Aircraft Modifications product line are handled directly through Avcon. Specialty modifications are quoted individually by job. The Company is geographically located in the marketplace for Aircraft Modifications products. The Company believes there are four primary competitors (AAR of Oklahoma, AVTEC, Dee

     Howard Company, Raisbeck Engineering) in the industry in which the Aircraft Modifications Division participates.

     The Aircraft Modifications business derives its ability to modify aircraft from the authority granted to it by the Federal
Aviation Administration ("FAA"). The FAA grants this authority by issuing a Supplemental Type Certificate ("STC") after a detailed review of the design, engineering and functional documentation, and demonstrated flight evaluation of the modified aircraft. The STC authorizes Avcon to build the required parts and assemblies and to perform the installations on applicable customer-owned aircraft.

     Avcon owns over 200 STC's. When the STC is applicable to a multiple number of aircraft it is categorized as Multiple-Use STC.
These Multiple-Use STC's are considered a major asset of the Company. Some of the Multiple-Use STC's include the Beechcraft
Extended Door, Learjet AVCON FINS, Learjet Extended Tip Fuel
Tanks, Learjet Weight Increase Package and Dassault Falcon 20 Cargo Door.

     On May 3, 1996, Avcon received approval from the Federal
Aviation Administration of a Supplemental Type Certificate ("STC") (no. ST00432WI) for its AVCON FIN Modification for installation on Learjet
         Model 35 and 36 Aircraft.   FAA pilots thoroughly
 evaluated the test aircraft, and determined that the fins substantially increase the aerodynamic stability in all flight conditions. The AVCON FIN STC eliminates the operational requirement for Yaw Dampers which are otherwise required in both Learjet models to control adverse yaw tendencies in certain flight conditions, particularly during approach and landing. Learjets equipped with AVCON FINS exhibit the same aerodynamic stability and improved operating efficiency offered on newer Learjet models, while maintaining the outstanding range, speed and load-carrying capabilities that made the Learjet Models 35 and 36 among the most popular Business Jets ever produced. Mounted like the fins of an arrow on the rear of the aircraft, Learjets equipped with AVCON
FINS have a new look much the same as the current production aircraft. This modification will give the Learjets produced in the 1970's and 1980's the look of the 21st century.

     Avionics - Switching Units. The Company has an agreement with McDonnell Douglas to manufacture and repair airborne switching systems for McDonnell Douglas and its customers. The Company subcontracts with its wholly owned subsidiary, Woodson Avionics,
 Inc., for the manufacture and repair of Switching Units.
Switching Units are used to switch the presentation to the flight crew from one radio system to another, from one navigational system to another and to switch instruments in the aircraft from one set to another. The Switching Units are designed and manufactured to meet McDonnell Douglas and FAA requirements. Most McDonnell Douglas commercial aircraft are equipped with one or more Butler National Switching Units.

     Marketing is accomplished directly between the Company and McDonnell Douglas. Competition is minimal. However, sales are directly related to McDonnell Douglas' production of DC-9, DC-10, DC9/80, MD-80, MD-90, MD-11 and KC-10 tanker aircraft. The current McDonnell Douglas contract has been extended through calendar year 1997.

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

     Food Distribution. RFI is a specialty food distribution business with contract warehouses in St. Louis and Kansas City, Missouri. RFI serves a wide range of customers, nationwide, in the wholesale, food processing and retailing industries. RFI purchases from manufacturers product overruns, seconds, and merchandise approaching ideal quality date and sells these products to various wholesalers and retailers. Product items are "center of the plate items," ie. meat and poultry products. The acquisition of various products in this very competitive market is dependent upon successful bidding from a price standpoint. Most products are sold on a bid basis and such products compete with all other standard products sold under regulated methods of distribution. The Company competitively makes bids to various governmental agencies, school districts, prison systems and others to supply product to institutions. Purchases are immediate with ten day terms and sales terms are 30 days.

     The Company is planning a retail market test under its trade name, Valu Foods, of the products being distributed by RF, Inc. Two or more test stores are planned in small communities. The larger of the test stores will open in Olathe, Kansas, in August, 1997. Capital of approximately $500,000 may be required during fiscal 1998 to finance this test plan. See Liquidity and Capital
                                       Resources, page 16.

     Management Services. BNSC is engaged in the business of providing management services to Indian Tribes in connection with the Indian Gaming Regulatory Act of 1988. The Company has three management agreements in place; however, the performance of these agreements is contingent upon and subject to approval by the Secretary of Interior, Bureau of Indian Affairs, National Indian Gaming Commission and the appropriate State, if required. Also, the Company has signed consulting engagement letters with two tribes to study and develop plans for Indian gaming. See Liquidity and Capital Resources, page 16.

     During fiscal 1997, the Company received approval by the National Indian Gaming Commission of the management agreement between the Miami Tribe of Oklahoma, the Modoc Tribe of Oklahoma and its subsidiary, Butler National Service Corporation, to construct and manage a Class II (High Stakes Bingo) and Class III (Off-Track Betting) establishment. This project, known as the STABLES, is under construction.

     The services to be provided by the Company include consulting and construction management services for the development of the facilities and operational management for the Tribes. The Company will provide the necessary funds to construct the facilities and will be repaid the principal plus interest out of the profits of the operation. Additionally, the Company will receive a thirty percent (30%) share of the profits for its management services.

     SCADA Systems and Monitoring Services. BNS is engaged in the sale of monitoring and control equipment and the sale of monitoring services for water and wastewater remote pumping stations through electronic surveillance by radio or telephone. BNS contracts with government and private owners of water and wastewater pumping stations to provide both monitoring and preventive maintenance services for the customer.

     The Company expects a high percentage of BNS business to come from municipally owned pumping stations. Currently, BNS is soliciting business in Florida only. While the Company has exposure to competitive forces in the monitoring and preventive maintenance business, management believes the competition is limited.

     Temporary Services. BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas, Missouri and Oklahoma. Currently, this Company is inactive.


     Raw Materials. Raw materials used in the Company's products are currently available from several sources. Certain components, used in the manufacture of the Switching Units, are long lead time components and are single sourced.

     Patents. There are no patents, trademarks, licenses, franchises, or concessions held by the Company that need to be held to do business. However, the Company maintains certain airframe alteration certificates, commonly referred to as Supplemental Type Certificates ("STCs"), issued to it by the FAA, for its Aircraft Modification and Avionic businesses.

     Seasonality. The Company's business is generally not seasonal. Demand for the Falcon 20 cargo aircraft modifications is related to seasonal activity of the automotive industry in the United
  States.Many of these modified aircraft are used to carry automotive parts to automobile manufacturing facilities. The peak modification demand occurs in late spring and early summer. Peak usage of the modified aircraft is from June to December. Future changes in the automotive industry could result in the fluctuation of revenues at the Aircraft Modifications Division.

     Customer Arrangements. Most of the Company's products are custom-made. Except in isololated situations no special inventory-
    storage arrangements, merchandise return and allowance policies, or extended payment practices are involved in the Company's business. The Company is not dependent upon any single customer except Switching Units. Switching Units are sold to McDonnell Douglas and Douglas Aircraft Company customers. The Company has required deposits from its customers for aircraft production schedule dates.

Backlog. The Company's backlog as of April 30, 1997, 1996, and 1995, was as follows:

Industry Segment                  1997       1996        1995

Aircraft Modifications        2,468,169    820,694   1,470,005
Avionics                        316,558    390,066     206,393
Food Distribution               282,240    251,160   1,850,000
Monitoring Services           1,317,580  1,645,844     208,188
Temporary Services                 -          -           -

                             $4,384,547 $3,107,764  $3,734,586



     The Company's backlog as of July 29, 1997, totaled $3,701,940; consisting of $2,517,011, $208,854, $70,560, $905,574 and $0,
  respectively, for Aircraft Modifications, Avionics, Food Distribution, Monitoring Services, and Temporary Services. The backlog includes firm orders which may not be completed within the next twelve months. Backlog the Company expects to not be filled within the next year totals $588,691; consisting of $0, $84,427,
                                   $0, $504,264, and $0.

     The Company's backlog in Monitoring Services increased due to our annual contract with a major customer being extended to a five year contract. Four years remain on this contract. Backlog related to the Food Distribution segment is immaterial, compared to expected sales, since the nature of the business does not call for extended contracts. In prior years, this segment maintained a one year contract with one major customer.  This has been
              converted to a renewable six month contract.

     Employees. The Company employed 65 people on April 30, 1997, compared to 62 people on April 30, 1996, and 54 people on April 30, 1995. As of July 29, 1997, the Company employed 63 people. None of the Company's employees are subject to any collective bargaining agreements.





Financial Information about Foreign and Domestic Operations, and
                                             Export Sales.

     Information with respect to Domestic Operations may be found at
Note 11 of Notes to Consolidated Financial Statements for the year ended April 30, 1997, located herein at page 50. There are no foreign operations.

Item 2.  PROPERTIES

     The corporate headquarters is located in a 7,500 square feet leased facility for office and storage space at 1546 East Spruce Road in Olathe, Kansas. The annual lease cost is $39,204 per year. The lease expires December 31, 1997. The facilities are adequate for current and anticipated operations.

     The Company's Aircraft Modifications Division is located at the municipal airport in Newton, Kansas in facilities occupied under a long-term lease extending to April 30, 2002, at an annual rental of $33,000. The lease is renewable for an additional seven-year term. In February 1989, the Company entered into a long-term capital lease with the City of Newton, Kansas for a second hangar. The lease extends to February 28, 2009, at an initial annual rental of $55,200. Commencing November 1, 1991, the annual rental declined to $50,400 for the remaining term of the lease. The Company entered into a letter of agreement with the landlord to reduce the lease payments to $33,000 per year on a month-to-month basis and to retain an option to reinstate the capital lease as originally contracted. These facilities are adequate for current and anticipated operations.

     The Company's wholly-owned subsidiary, Butler National Services, Inc. has its principal offices in Ft. Lauderdale, Florida in facilities occupied under a three-year lease ending March 31, 1999. The annual rental is approximately $25,903. The facilities are adequate for current and anticipated operations.

     The Company's wholly-owned subsidiary, Woodson Avionics, Inc., had its principal offices and manufacturing operations in
Arkansas.  During May 1996, the Company relocated to 5032 South
Ash Avenue, Tempe, Arizona. As of June 1, 1996, the Company rents 3,865 square foot of space for $2,358 per month. The lease expires December 31, 1999. The facilities are adequate for current and anticipated operations.

     During fiscal 1997, the Company's wholly-owned subsidiary, RFI, had its principal offices in Wentzville, Missouri. The Company currently rents 4,700 square feet of space, for office and storage, for $4,000 per month. The lease expires April 30, 2000.
As a part of the Eisenbath agreement, effective April 30, 1997, the lease in Wentzville, Missouri was terminated and the principal office of RFI relocated to 1325 South Fountain, Olathe, Kansas.
The South Fountain facility is 2,439 square feet with a monthly lease payment of $2,033. The lease expires in December, 1997.
   The facilities are adequate for current and anticipated operations. See footnote 9. Subsequent Events, page 49.

     Valu Foods has a lease for a retail store located at 128 South Clairborne in Olathe, Kansas. The lease payment is $2,279 per month. The lease expires September 30, 1997. The facilities are adequate for current and anticipated operations.

                                Item 3.  LEGAL PROCEEDINGS

     The Company had an employment agreement with an individual who the Company terminated in April 1995. This individual filed a lawsuit against the Company, the President of the Company, and various corporate subsidiaries, alleging the Company wrongfully terminated the individual's employment in breach of the contract. The suit was filed in October, 1995, in State Court in Johnson
                                         County, Kansas.

     The Company and the individual reached an agreement to settle and release all claims and counterclaims on May 1, 1997. The individual dismissed the lawsuit with prejudice. The terms of the settlement include payments by the Company to the individual during fiscal 1998 and fiscal 1999.

     The Company acquired RF, Inc. on April 21, 1994. The Company exchanged 650,000 shares of the Company's common stock for 100% of the issued and outstanding shares of RF, Inc.. The individuals who sold
      RF, Inc. to the Company have sought for some time to reacquire from the Company the ownership of RF, Inc. The individual filed a lawsuit against the Company seeking to rescind the sale of RF, Inc. stock and for damages.

     The Company and the individual reached an agreement to settle and release all claims and counterclaims effective April 30, 1997, ("Eisenbath Agreement"). The individual dismissed the lawsuit with prejudice. In addition to the releases, under the terms of the agreement, the Company received on June 26, 1997, 600,000 shares of the Company's common stock and certain payments over the next three years. The Company released the individual from the terms of his employment contract and the April 24, 1994 Stock Purchase Agreement. These documents released the individual from his agreement not to compete with the Company in the food
                                  distribution industry.

     The Company will record a net gain (principally noncash) in the first quarter of 1998 for this transaction after consideration of $809,000 of costs associated with the claims, counter-claims and settlement. In addition the Company will recognize an additional gain as the guaranteed promissory note payments are received in cash. Although the effective date of the transaction as agreed to by both parties is April 30, 1997, the transfer of the stock and related proceeds was not completed until June 1997.

     As of July 29, 1997, there are no known legal proceedings pending against the Company. The Company considers all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. The Company believes that the resolution of those claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1997.


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

     The range of the high and low bid prices per share of the Company's common stock, for fiscal years 1997 and 1996, as reported by the over-the-counter market on the pink sheets and NASDAQ, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                      Year Ended April 30, 1997  Year Ended April 30, 1996
                        High          Low          High          Low

First Quarter          3 3/16       2 1/16        4 7/8        3 1/4
Second Quarte          2 5/8        1 3/4         4 3/8        2 3/4
Third Quarter          3 3/16       1 7/8         3 1/8        2
Fourth Quarter         2 1/4        1 5/8         3 1/16       2


     (b) Holders. The approximate number of holders of record of the Company's common stock, as of July 29, 1997, was 1,600.

     (c) Dividends. The Company has not paid any cash dividends on its common stock, and the Board of Directors does not intend to declare any cash dividends in the foreseeable future.

                          Item 6.  SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and with the Consolidated
Financial Statements and related Notes included elsewhere in the report.


Year Ended April 30,
(In thousands except per share data)

                              1997      1996      1995      1994       1993
Net Sales                   $21,540   $17,339   $13,155   $17,713
$16,854

Income (Loss) from
  Continuing Operations     $   258   $   144   $  (825)  $   271    $
800
Net Income (Loss)           $   258   $   144   $  (825)  $   271    $
800

Per Share
Income (Loss) from
  Continuing Operations     $  0.03   $  0.02   $ (0.10)  $  0.04    $
0.12

Net Income (Loss)           $  0.03   $  0.02   $ (0.10)  $  0.04    $
0.12

Selected Balance Sheet
  Information
Total Assets                $11,124   $ 8,261   $ 4,263   $ 5,024    $
2,645

Long-term Obligations       $ 2,640   $    57   $    81   $   108    $
355

Cash dividends declared
  per common share           None      None      None      None       None

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1997 compared to fiscal 1996

  The Company's sales for fiscal 1997 were $21,540,315, an increase of 24.2% from fiscal 1996 sales of $17,338,966.
Discussion of specific changes by operation follows.

  Food Distribution: Revenues from the Food Distribution business segment increased 27.7% from $13,685,871 in fiscal 1996 to $17,478,540 in fiscal 1997. Revenue increase is due to increased customer base and product sales. This increase was achieved primarily through the Company's continued commitment to customer service and top-quality products. Operating profit, before corporate allocations decreased from $809,416 in fiscal year 1996 to $470,065 in fiscal year 1997.

  This subsidiary was acquired by the Company on April 24, 1994. Prior to January 1, 1994, the business was organized as a sole proprietorship. During this time, all distributions to the business's shareholders were treated as capital transactions which had no impact on operating income. Beginning January 1, 1994, when the business began operations as a C corporation, officer distributions were treated as salary expense which caused an increase in selling, general and administrative expenses in fiscal year 1994. However, this only accounted for a portion of the officer's salary in 1994. In fiscal year 1995, a full year's salary was included in sales, general and administrative expense thereby reducing the operating income of the business in comparison to fiscal year 1994, when only four (4) months of the officer's salary was expensed through sales, general and administrative expense.

   The Company plans to continue increasing the customer base and product sales through the addition of the Valu Foods concept. This concept distributes products acquired by Redi-Foods, through Company owned warehouses and retail stores, direct to the retail
consumers.   The Company believes this division will continue to
contribute a significant portion of the overall Company's growth.

  Aircraft Modification: Sales from the Aircraft Modifications business segment increased 7.6%, from $2,531,504 in fiscal 1996, to $2,724,217 in fiscal 1997. This segment earned an operating profit of $501,984 in 1997, compared to income of $356,916 in 1996. Primarily product sales increased due to the expanded business base related to the multiple-use Supplemental Type Certificates ("STC") developed by the Company. The increase in operating income is due to the increase in sales and margins related to the proprietary products.

  As previously noted on page 2, (Item 1. Business), on May 3,
1996 the Company's subsidiary, Avcon Industries, Inc., received approval from the Federal Aviation Administration of a Supplemental Type Certificate (no. ST00432WI) for its AVCON FIN
Modification for installation on Learjet Model 35 and 36 Aircraft.
The STC authorizes Avcon to build the required parts and assemblies and to perform the installations on applicable customer-owned Learjets. The Company believes the potential market for fin installations to be approximately 1,000 aircraft and that approximately 500 fin installations will be performed over the next several years. The Company plans to market the fin installation with related options. The installed package price for nine AVCON FIN packages installed in fiscal 1997 averaged approximately $150,000 per aircraft.

  In fiscal 1997, the Company invested $1,174,535 to design, engineer, build, and demonstrate to the FAA, flight characteristics; thereby adding to its ownership of multiple-use STC's. The Company's direction is to continue to invest in activities that should expand the aircraft modification market.
The Company believes that the increased modification-market, through STC's for the Learjet and the Beechcraft KingAir, will enable this segment to be an even greater contributor to the overall growth of the Company.

  Switching Units: Sales from the Avionics Switching Unit business segment increased 6.7%, from $260,399 in fiscal 1996, to $277,513 in fiscal 1997. Sales to the major OEM customer increased 12.4%. Sales for aircraft repair and refurbishment declined 7.0%, from fiscal 1996 to fiscal 1997. Sales have
remained relatively stable between years.   Operating profits
increased from $79,545 in fiscal 1996 to $123,571 in fiscal 1997. Management expects this business segment to continue to be stable in future years.

  SCADA Systems and Monitoring Services: Revenue from
Monitoring Services increased from $861,192 in fiscal 1996 to $1,060,045 in fiscal 1997, an increase of 23.1%. During fiscal 1997, the Company to maintained a relatively level volume of long-term contracts with municipalities. Revenue increased due to the introduction of new products and services. The Company's contracts with its two largest customers have been renewed for fiscal 1998. An operating profit of $230,738 in Monitoring Services was recorded in fiscal 1997. compared to fiscal 1996 operating profit of $227,028. The increased profit resulted from special jobs completed, in addition to the long term contracts with the municipalities. The Company was able to secure performance bonds during the first quarter of fiscal 1995. This division has since bid on certain jobs requiring performance bonds, and completed two special jobs with revenue totaling approximately $100,000.

  The Company believes this segment will continue to grow at a moderate rate. This segment has experienced consistent increases over the past few years and the Company expects this trend to continue.

  Temporary Services: This operation provides temporary employee services for corporate clients. This segment was inactive during fiscal 1997. If and when the Company is able to open Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services personnel.

  Management Services:
                         -General-
  In the current fiscal year the Company received no revenue and incurred $243,728 in general and administrative expenses associated with its continued efforts to explore opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized $66,458 and $143,124 in fiscal years 1997 and 1996, respectively, related to shares issued for services rendered to the Company.

  The Company has invested $1,539,892 in land, land
improvements, and professional design fees related to the development of Indian Gaming facilities. Included in this investment is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas, and a group of selected lots within the resort development. The Company believes that this tract could be developed and sold for residential and commercial use, other than Indian gaming, if the gaming enterprise does not open. Additional improvements, including access roads, water and sewer services,
etc. are planned for this land.   After these improvements, the
land may be sold in small tracts. This may allow the Company to recover the majority, if not all, of the $1,539,892 investment.

                  -Princess Maria Casino-
  The Company has a management agreement with the Miami Tribe to provide management services to the Miami Tribe. The Miami Tribe requested a compact with the State of Kansas for Class III Indian gaming, on Indian land, known as the Maria Christiana Miami Reserve No. 35, located in Miami County, Kansas, on July 9, 1992.

  The Miami Tribe's 1992 compact was the subject of a lawsuit filed in February 1993, in the Federal District Court, by the Miami Tribe, alleging the failure to negotiate a compact in good faith by the State of Kansas. The United States District Court dismissed the Miami Tribe's suit against the State of Kansas, citing the United States Supreme Court's ruling in Seminole v. State of Florida. The Supreme Court ruled that the "failure to negotiate" provision of the IGRA did not allow an Indian tribe to compel a state by litigation to negotiate a compact.

  In February, 1993, former Kansas Governor Finney requested a determination of the suitability of the Miami Indian land for Indian Gaming, under the IGRA, from the Bureau of Indian Affairs (the "BIA"). In May, 1994, the NIGC again requested the same determination. Finally, in May, 1995, an Associate Solicitor within the BIA issued an opinion letter stating that the Miami Tribe has not established jurisdiction over the Miami land in Kansas. This was the first definitive statement received from the central office of the BIA in three years. The latest opinion is contrary to a September, 1994 opinion of the Tulsa Field Solicitor, in an Indian probate, stating that the Miami Tribe has jurisdiction over the Miami Indian land in Kansas. On July 11, 1995, the U.S. Department of Justice issued a letter to the Associate Solicitor expressing concern about the conclusions reached, based upon the analysis of the case.

  The Miami Tribe challenged this opinion in Federal Court.
To prove and protect the sovereignty of the Miami Tribe, and other Indian tribes, relating to their lands, on April 11, 1996, the Court ruled that the Miami Tribe did not have jurisdiction because the BIA had not approved the Tribal membership of the Princess Maria heirs, at the time the management agreement was submitted; therefore, the Court ordered that the NIGC's determination (that Reserve No. 35 is not "Indian land", pursuant to IGRA) was affirmed. However, the Court noted in its ruling that nothing precludes the Tribe from resubmitting its management agreement to the NIGC, along with evidence of the current owners' consent, and newly adopted tribal amendments. On February 22, 1996, the BIA approved the Miami Tribe's constitution and the membership of the heirs. The Tribe resubmitted the management agreement. Although the Court noted that the Tribe could resubmit the management agreement, the Court did not pass on whether or not a new submission will obtain approval.

  The Tribe resubmitted the management agreement and land question to the NIGC in June, 1996. In July, 1996, the NIGC again requested an opinion from the BIA. On July 23, 1997, the Tribe and the Company were notified that the BIA had again determined that the land was not suitable for gaming, for political policy reasons, without consideration of the membership in the Miami
Tribe or recent case law, and the NIGC had to again deny the management agreement. The Tribe plans to file suit in the Federal District Court in Kansas City, Kansas before the end of July,
1997. Therefore, even though the Company and the Tribe believe the Court will find the land to be "Indian land", in compliance with all laws and regulations, because of political reasons, there is no assurance that the management agreement will be approved.

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

  The Company will provide consulting and construction management services in the development of the facility and plans to manage the joint-venture operation for the tribes. The STABLES facility is planned to be approximately 22,000 square-feet and to be located directly south of the Modoc Tribal Headquarters building in Miami. It is currently planned that the complex will contain off-track betting windows, a bingo hall, and a restaurant. The Company's Management Agreement was approved by the NIGC on January 14, 1997. The Management Agreement was filed in September, 1994 with the NIGC, and rejected, pending approval of this Compact. On January 25, 1996, the Management Agreement was resubmitted. Under the Management Agreement, as approved, the Company, as manager, is to receive a 30% share of the profits and reimbursement of development costs.

  Construction on the STABLES began with the ground breaking on March 27, 1997. Opening is expected in November, 1997. The estimated project cost is approximately $3,000,000. Initial funds have been provided from the Company's operations. Long-term financing for project completion is being arranged.

                 -Shawnee Reserve No. 206-
  Since 1992, the Company has maintained a business relationship with approximately seventy Indian and non-Indian heirs (the "Owners") of the Newton McNeer Shawnee Reserve No. 206 ("Shawnee Reserve No. 206"). This relationship includes assistance in the defense of the property against adverse possession(by one family member) in exchange for being named the manager for any Indian gaming enterprises that may be established on the land. As a result of the Company's assistance, the Owners are in the process of becoming the undisputed beneficial owners of approximately 72 acres of the Shawnee Reserve No. 206, as ordered by the United States District Court for the District of Kansas. The Company has purchased options for an additional 17 acres contiguous to the Indian land.

  Shawnee Reserve No. 206 has been a part of the Shawnee Reservation in Kansas Territory since 1831 and was reserved as Indian land and not a part of the State of Kansas, when Kansas became a state in 1861. The Indian land is located on west 83rd Street, within the boundaries of Johnson County, Kansas and the Kansas City metro area, approximately 25 miles southwest from downtown Kansas City, Missouri.

  The Company maintains a relationship and agreement to manage the proposed establishment. As a part of the Owners' desire to work with the Shawnee Tribe of Oklahoma, The Shawnee Tribe of Oklahoma is not a federally recognized tribe. The tribe, sometimes known as the Loyal Shawnee Tribe, is a tribe organized by a 1960 federal resolution operating within and as a part of the federal recognition of the Cherokee Nation of Oklahoma. The Indian Owners of Shawnee Reserve No. 206 have federal Indian membership cards showing them as Cherokee-Shawnee members of the Cherokee Nation of Oklahoma. The Shawnee and the Cherokee are currently working to reaffirm the Shawnee's jurisdiction over the Indian land and to obtain federal recognition for the Shawnee Tribe.

  The Company believes that there is a significant opportunity for Indian gaming on the Shawnee Reserve No. 206. However, none of the above agreements have been approved by the BIA, or the Cherokee Nation, or any other regulatory authority. There can be no assurance that these or future agreements will be approved nor that any Indian gaming will ever be established on the Shawnee Reserve, or that the Company will be the Management Company.

                       -Modoc Bingo-
  The Company has a management agreement with the Modoc Tribe to construct and operate an Indian gaming facility on Modoc Reservation lands in Eastern Oklahoma. The Management Agreement was filed with the NIGC on June 7, 1994, for review and approved on July 11, 1997. The Tribe and the Company have not determined a schedule for this project. There is no assurance that further action will be taken until the Stables is in operation or if ever.

                      -Other Gaming-
  The Company is currently reviewing other potential Indian gaming opportunities with other tribes. These discussions are in the early stages of negotiation and there can be no assurance that these gaming opportunities will be successful.

  The various management agreements have not yet been approved by the various governing agencies and therefore are not filed as exhibits to this document.

  Selling, general and administrative (SG&A) expenses increased $369,531 (12.5%) in fiscal year 1997. These expenses were $3,330,874, or 15.5% of revenue, in fiscal 1997, and $2,961,343, or 17.1% of revenue in fiscal 1996. SG&A expenses related to RFI, were $1,964,966 in fiscal 1997 and $1,162,216 in fiscal 1996. The increase in SG&A, related to RFI, between years, is due to the increase in sales personnel and increased sales commissions. SG&A expenses related to the Company, excluding RFI, were $1,365,908 in fiscal 1997 compared to $1,799,127 in fiscal 1996.

  Other income (expense) expenses decreased due to the writedown of the land and building in Overton, Nebraska in fiscal 1995. This facility became idle in 1994. The Company was unable to complete the negotiated sale of the land and building.
Therefore, the Company reduced the value of the asset by $157,200 in order to record the asset at its estimated net realizable value. The Company entered into an agreement, on September 13, 1995, with the Village of Overton, for the sale of the building in Overton, Nebraska. The Company received a cash payment of $30,000 at closing on September 18, 1995, and may receive an additional $70,000 if the Village of Overton is either able to sell or lease the building in the future. As of year-end, the Company has not received any additional monies. There can be no assurance that the Village of Overton will be able to sell or lease the building.


 Fiscal 1996 compared to fiscal 1995

  The Company's sales for fiscal 1996 were $17,338,966, an increase of 31.8% from fiscal 1995 sales of $13,155,982.
Discussion of specific changes by operation follows.

  Food Distribution: Revenues from the Food Distribution business segment increased 44.2% from $9,487,964 in fiscal 1995 to $13,685,871 in fiscal 1996. Revenue increase is due to increased customer base and product sales. This increase was achieved primarily through the Company's continued commitment to customer service and top-quality products. The increase in sales resulted in a 81.2% increase in gross profit, to $1,971,632 in fiscal year 1996, from $1,087,891 in fiscal year 1995. Operating profit before corporate allocations increased from $461,200 in fiscal year 1995 to $809,416 in fiscal year 1996.

  This subsidiary was acquired by the Company on April 24, 1994. Prior to January 1, 1994, the business was organized as a sole proprietorship. During this time all distributions to the business's shareholders were treated as capital transactions which had no impact on operating income. Beginning January 1, 1994, when the business began operations as a C corporation, officer distributions were treated as salary expense which caused an increase in selling, general and administrative expenses in fiscal year 1994. However, this only accounted for a portion of the officer's salary in 1994. In fiscal year 1995 a full year's salary was included in sales, general and administrative expense, thereby reducing the operating income of the business in comparison to fiscal year 1994, when only four (4) months of the officer's salary was expensed through sales, general and administrative expense.

  The Company plans to continue increasing the customer base and product sales in this segment. The Company believes this division will continue to be a strong contributor to the overall growth of the Company.

  Aircraft Modification: Sales from the Aircraft Modifications business segment increased 37.2%, from $1,845,609 in fiscal 1995, to $2,531,504 in fiscal 1996. This segment earned an operating profit of $356,916 in 1996, compared to income of $133,924 in 1995. Product sales increased due primarily to one large job accounting for approximately $700,000 in sales. The increase in the operating income is due to the increase in sales.

  As previously noted on 2, (Item 1. Business), on May 3,
1996, the Company's subsidiary, Avcon Industries, Inc., received approval from the Federal Aviation Administration of a Supplemental Type Certificate ("STC") (no. ST00432WI) for its AVCON FIN Modification for installation on Learjet Model 35 and 36
Aircraft. The STC authorizes Avcon to build the required parts and assemblies and to perform the installations on applicable customer-owned Learjets. The Company believes the potential market for fin installations to be approximately 1,000 aircraft and that approximately 500 fin installations will be performed over the next several years. The Company plans to market the fin installation to the user at an appropriate installed price of $110,000 per aircraft.

  The Company believes that it must continue to increase spending on research and engineering development activities in order to expand the aircraft modification market. The Company believes that the increased market for modification of Learjets will enable this segment to be an even greater contributor to the overall growth of the Company.

  Switching Units: Sales from the Avionics Switching Unit
business segment increased 9.3%, from $238,162 in fiscal 1995, to $260,399 in fiscal 1996. Sales to the major OEM customer increased 31.8% and sales for aircraft repair and refurbishment declined 21.6% from fiscal 1995 to fiscal 1996. Sales have
remained relatively stable between years.   Operating profits
increased from $4,443 in fiscal 1995 to $79,545 in fiscal 1996. Management expects this business segment to continue to be stable in future years.

  SCADA Systems and Monitoring Services: Revenue from
Monitoring Services increased from $793,930 in fiscal 1995 to $861,192 in fiscal 1996, an increase of 8.5%. During fiscal 1996, the Company was able to maintain a relatively level volume of long-term contracts with municipalities. Revenue increased due to the introduction of new products and services. The Company's contracts with its largest customer has been renewed for fiscal 1999. An operating profit of $227,028 in Monitoring Services was recorded in fiscal 1996, compared to fiscal 1995 operating profit of $156,614. The increased profit resulted from special jobs completed, in addition to the long term contracts with the municipalities. The Company was able to secure performance bonds during the first quarter of fiscal 1995. This division has since bid on certain jobs, requiring performance bonds, and completed two special jobs, with revenue totaling approximately $100,000.

  The Company believes this segment will continue to grow at a moderate rate. This segment has seen consistent increases over the past few years and the Company expects this to continue.

  Temporary Services: This operation provides temporary employee services for corporate clients. This segment was inactive during fiscal 1996. If and when the Company is able to open Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services personnel.

  Management Services:
                         -General-
  The Company received no revenue and incurred $525,000 in general and administrative expenses, in the current fiscal year, associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988.
Additionally, the Company amortized $145,414 and $142,751 in fiscal years 1996 and 1995, respectively, related to shares issued for services rendered to the Company.

  The Company has invested $1,150,000 in land, land improvements, and professional design fees related to the development of Indian Gaming facilities. Included in this investment is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas. The Company believes that this tract could be developed and sold for residential and commercial use other than Indian gaming, if the gaming enterprise does not open. Additional improvements, including access roads, water and sewer services,
etc. are planned for this land.   After these improvements, the
land may be sold in small tracts. This may allow the Company to recover the majority, if not all, of the $1,150,000 investment.

                  -Princess Maria Casino-
  The Company has a management agreement with the Miami Tribe to provide management services to the Miami Tribe. The Miami Tribe requested a compact with the State of Kansas for Class III Indian full-casino Indian gaming on Indian land known as the Maria Christiana Miami Reserve No. 35 located in Miami County, Kansas, on July 9, 1992.

  The Miami Tribe's 1992 compact was the subject of a lawsuit filed in February 1993, in the Federal District Court by the Miami Tribe alleging the failure to negotiate a compact in good faith by the State of Kansas. This case has been dismissed. The United States District Court dismissed the Miami Tribe's failure to negotiate a compact suit against the State of Kansas as a result of the United States Supreme Court's ruling in Seminole v. State of Florida. The Supreme Court ruled that the provision of the IGRA did not allow an Indian tribe to compel a state to negotiate a compact.

  In February, 1993, former Kansas Governor Finney requested a determination of the suitability of the Miami Indian land for Indian Gaming under the IGRA from the Bureau of Indian Affairs (the "BIA"). In May, 1994, the NIGC again requested the same determination. Finally, in May, 1995, an Associate Solicitor within the BIA issued an opinion letter stating the Miami Tribe has not established jurisdiction over the Miami land in Kansas. This is the first definitive statement received from the central office of the BIA in three years. The latest opinion is contrary to a September, 1994, opinion of the Tulsa Field Solicitor, in an Indian probate stating that the Miami Tribe has jurisdiction over the Miami Indian land in Kansas. On July 11, 1995, the U.S. Department of Justice issued a letter to the Associate Solicitor expressing concern about the conclusions.

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

  Other income (expense) expenses decreased due to the writedown of the land and building in Overton, Nebraska in fiscal
1995. This facility became idle in 1994. The Company was unable to complete the negotiated sale of the land and building therefore the Company reduced the value of the asset by $157,200 in order to record the asset at its estimated net realizable value. The Company entered into an agreement on September 13, 1995, with the Village of Overton for the sale of the building in Overton, Nebraska. The Company received a cash payment of $30,000 at closing on September 18, 1995, and may receive an additional $70,000 if the Village of Overton is either able to sell or lease the building in the future. As of year-end, the Company has not received any additional monies. There can be no assurance that the Village of Overton will be able to sell or lease the building.

Liquidity and Capital Resources

  Borrowed funds have been used primarily for working capital.
Bank debt related to the company's operating line was $382,743 at April 30, 1997, $301,434 at April 30, 1996, and $362,495 at April
30, 1995.

  The Company's unused line of credit at April 30, 1997 was $367,257. As of June 27, 1996, the Company's unused line of credit was $198,566. The Company's line of credit is $750,000. The interest rate on the Company's line of credit is prime plus two, as of July 29, 1997, the interest rate is 10.50%.

  The Company plans to continue using the promissory notes-payable, due in August 1997, to fund working capital. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 1998. The extensions of the promissory notes-payable is consistent with prior years. If the Bank were to demand repayment of the notes-payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

  Prior to 1991, the Company incurred significant operating losses, which resulted in reduced working capital, cash flow problems, and a net capital deficiency. Accordingly, the Company began a process of voluntarily reorganizing and financially restructuring its financial position. As a result, the Company was successful in settling substantially all past due liabilities from vendors and governmental taxing authorities, on satisfactory terms. The Company recorded income from the favorable settlement of liabilities of $234,603 in fiscal 1992, $78,842 in fiscal 1993, and $71,230 in fiscal 1995. This income relates to the write off of vendor payables, which had been accrued in prior years, at amounts greater than the actual cost of settlement. During fiscal 1991, many of these vendors accepted a portion of the debt owed, in stock, and a portion to be paid off over a three year period. During fiscal 1993, many of these same vendors forgave the remaining payments due to the significant increase in the value of the stock received, and the fact that the Company was continuing to restructure and incurring cash flow problems. During fiscal 1995, the Company wrote off the rest of the vendor payables served to prior to 1989, which were not settled by the restructuring.

  In fiscal 1995, the Company issued stock at fair market value for various legal, marketing and consulting services, in lieu of cash payments. During fiscal 1995, the Company issued 95,000 shares of stock, at a value $219,668, for professional services to be provided in the future.

  The Company did not issue shares for professional services to be provided in the future in fiscal 1996.

  During fiscal 1997, the Company issued stock at fair market value for various legal, marketing and consulting services, in lieu of cash payments. In fiscal 1997, the Company issued 25,000 shares of common stock at a value of $53,125 for professional services to be provided in the future.

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

  The Company does not expect, nor has it incurred, any substantial costs associated with integrating RFI's operations. The Company expects that the majority of RFI's operations will continue to operate as it did under previous management. The Company does plan to expand the customer base of RFI by hiring additional sales personnel in various locations. The additional costs of personnel should be more than offset by the additional contribution margin recognized. The Company hired seven (7) additional sales personnel at various locations in fiscal 1995 and fiscal 1996.

    The individuals who sold RF, Inc. to the Company have sought for some time to reacquire from the Company the ownership of RF, Inc. The individual filed a lawsuit against the Company seeking to rescind the sale of RF, Inc. stock and for damages.

  The Company and the individual reached an agreement to settle and release all claims and counterclaims effective April 30, 1997, ("Eisenbath Agreement"). In addition to the releases, under the terms of the agreement, the Company received, on June 26, 1997, 600,000 shares of the Company's common stock and certain payments over the next three years.. The Company released the individual from the terms of his employment contract and the April 24, 1994 Stock Purchase Agreement. These documents released the individual from his agreement not to compete with the Company in the food distribution industry.

  The Company will record a net gain (principally noncash) in the first quarter of 1998 for this transaction after consideration of $809,000 of costs associated with the claims, counter-claims and settlement. In addition the Company will recognize an additional gain as the guaranteed promissory note payments are received in cash. Although the effective date of the transaction as agreed to by both parties is April 30, 1997, the transfer of the stock and related proceeds was not completed until June 1997.

  The Company is planning a retail market test under its registered trade name, Valu Foods , of the products being distributed by RFI. Two or more test stores are planned in smaller communities. Capital of approximately $500,000 to finance this planned test marketing, may be required during fiscal 1998.

  The Company completed the purchase of operating rights and assets of Woodson Electronics, Inc. The transaction, as consummated, required the Company to issue as the purchase price 100,000 shares of the Company's common stock, $.01 par value, and cash payments totaling approximately $34,000, over a period of two
(2) years.  This transaction was completed May 1, 1996.  See Note
3.

  The Company relocated and consolidated the Avionics manufacturing operations and assets, acquired from Woodson Electronics, Inc.,and SCADA manufacturing operations to a new location in the Phoenix, Arizona area. This relocation places Avionics closer to its primary customer and provides a more skilled labor force for the expansion of the consolidated manufacturing operation. Capital to finance this relocation of approximately $60,000 was required during fiscal 1997.

  The Company does not, as of April 30, 1997, have any material commitments for other capital expenditures other than the Management segment's requirements under the terms of the Indian gaming Management Agreements. These requirements are further described in the section.

  Depending upon the development schedules, the Company, through BNSC, will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available, and these additional funds, for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from two sources: internally generated working capital from non-gaming operations, and the proceeds from an anticipated private placement of the Company's common stock. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

  The Stables Indian gaming project is planned to be under construction during fiscal 1998 and is estimated to require approximately $2,800,000, to complete, from the financing sources described above. Approximately $510,000 of this requirement has been funded at April 30, 1997, approximately $310,000 is included in the other asset, Deferred Cost of Indian Gaming. The full $510,000 is recoverable from the operation of the establishment per the terms of the approved Management Agreement.

Analysis of Cash Flow

  During 1997, the Company's cash position decreased by $489,198. A majority of the positive cash flow from operations in fiscal 1997 is due to the proceeds from the issuances convertible debentures of approximately $1,250,000. A large portion of the cash flow from financing of activities was used in the Indian gaming segment and in the completion of Multiple-use STC's in the Modifications segment.

  Operating Activities: Modification's customer's deposits increased approximately $1,000,000 from the advanced payment of two projects. These funds will be fully earned upon completion of the projects. The majority of the decrease in accounts receivable relates to the Food Distribution segment. The accounts receivable related to the Food Distribution segment went from approximately $1,300,000 in fiscal 1996 to $1,100,000 in fiscal 1997 due to a slower growth of product sales.

  The majority of the approximately $260,000 increase in contracts-in-process relates to two large jobs at the aircraft modification facility. Inventories at the Modification segment decreased approximately $200,000 while inventories related to Distribution, Avionics and Services increased $315,000, $200,000 and $200,000 respectively. The majority of the increase at Services and Avionics relates to the purchase of the Woodson Electronics, Inc. assets. Total accounts payable decreased approximately $310,000.

  Investing Activities: The cash used in investing activities is due to the use of approximately $400,000 related to the development of Indian gaming; approximately $815,000 in the completion of new STC's at Modifications; approximately $625,000 to purchase tooling and equipment at Modifications and Services, and approximately $1,000,000 to complete the Eisenbath Agreement. See footnote 9. Subsequent Events, page 49.

  Financing Activities: During fiscal year 1997, the Company received proceeds from the exercise of employee stock options of approximately $25,000, issued debentures convertible into common stock for approximately $1,250,000, and reduced a note receivable from officer in exchange for $250,000 fair market value of the Company's common stock.


Changing Prices and Inflation

  The Company did not experience any significant pressure from inflation in 1997.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Financial Statements of the Registrant are set forth on pages 32 through 52 of this report.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The Company has had no disagreements with their current accountants.


PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names and ages of the directors, their principal occupations for at least the past five years are set forth below, based on information furnished to the Company by the directors.

Name of Nominee
and Director and       Served     Principal Occupation for Last Five Years
Age                    Since               and Other Directorships
Clark D. Stewart       1989       President of the Company from September
1,
(57)                              1989 to present.  President of Tradewind
                                  Systems, Inc. (consulting and computer
                                  sales) 1980 to present; Executive Vice
                                  President of RO Corporation
(manufacturing)
                                  1986 to 1989; President of Tradewind
                                  Industries, Inc. (manufacturing) 1979 to
1985.

R. Warren Wagoner      1986       Chairman of the Board of Directors of the
(45)                              Company since August 30, 1989 and
President
of
                                  the Company from July 26, 1989 to
September
1,
                                  1989.  Sales Manager of Yamazen Machine
Tool,
                                  Inc. from March, 1992 to March, 1994;
                                  President of Stelco, Inc. (manufacturing)
                                  1987 to 1989; General Manager, AmTech
Metal
                                  Fabrications, Inc., Grandview, MO 1982 to
                                  1987.

William E. Logan       1990       Vice President and Treasurer of Wendy's
(59)                              Hamburgers of Kansas City, Inc.  June,
1984
to
                                  present.  Vice President and Treasurer of
                                  Valley Foods Services, Inc. (wholesale
food
                                  distributor) June, 1988 to April, 1993.
                                  Professional practice as a Certified
Public
                                  Accountant 1965 to 1984.

William A. Griffith    1990       Secretary of the Company, President of
(50)                              Griffith and Associates (management
                                  consulting) since 1984. Management
                                  consultant for Diversified Health
Companies
                                  (management consulting) from 1986 to 1989
                                  and for Health Pro (health care) from
1984
to
                                  1986.  Chief Executive Officer of
Southwest
                                  Medical Center (hospital) from 1981 to
1984.

David B. Hayden        1996       Co-owner and President of Kings Avionics,
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

  The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of shareholders and at special meetings held during the year. The executive officers are as follows:

Name                  Age             Position
R. Warren Wagoner     45              Chairman of the Board of Directors

Clark D. Stewart      57              President and Chief Executive Officer

Jack L. Graham        73              Vice President, Aircraft
Modifications

Jon C. Fischrupp      57              President of Butler National
Services,
                                      Inc., a wholly-owned subsidiary of
the
                                      Company

Edward J. Matukewicz  49              Treasurer

William A. Griffith   50              Secretary

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

  Thomas E. Woodson retired May 1, 1996.

  Jon C. Fischrupp was President of Lauderdale Services, Inc.
("LSI") from June 14, 1978, until May 1, 1986, at which time the Company acquired LSI and he became President of LSI (now known as Butler
National Services, Inc.).

  Stephanie S. Ruskey, CPA, was a senior accountant with Arthur Andersen LLP from May 1987 until December 1990. Ms. Ruskey joined the Company in December, 1990, as controller and was promoted to Vice President - Chief Financial Officer in 1991. Ms. Ruskey terminated her employment and officer positions with the company and its subsidiaries effective June 13, 1997.

  Marvin J. Eisenbath was President of RFI from January 1988 to
April 1994, at which time the Company acquired RFI and he continued as its President. Mr. Eisenbath was the Vice President of Purchasing of Sysco Corporation from 1981 to 1987. See footnote 9. Subsequent
Events, page 49.

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

Note: As of April 30, 1997, Ms. Stephanie S. Ruskey and Mr. Marvin J. Eisenbath are no longer employed by the company.


Item 11.    EXECUTIVE COMPENSATION

SUMMARY

  The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (determined as of the end of the last fiscal year) for the fiscal years ended April 30, 1997, 1996 and 1995:

SUMMARY COMPENSATION TABLE

                                                  Long Term Compensation
                     Annual Compensation           Awards           Payouts

                                             Restricted Securities LTIP
All
Name and                        Other Annual    Stock   Underlying Pay-
Other
Principal         Salary  Bonus Compensation  Awards(s)  Options   outs Comp
Position    Year   ($)     ($)      ($)          ($)     (#)(1)    ($)
($)
Clark D.    97    219,729 ---       ---         ---      50,000    ---   ---
Stewart,    96    212,075 ---       ---         ---      50,000    ---   ---
President   95    195,590 ---       ---         ---     100,000    ---   ---
and CEO,
Director

Marvin J.   97    325,692 ---       ---         ---        ---     ---   ---

Eisenbath,  96    331,791 ---       ---         ---        ---     ---   ---
President,  95    307,469 ---       ---         ---        ---     ---   ---
R.F.,Inc.
(2)

Brenda      97      --    ---       ---         ---        ---     ---   ---
Brainard    96      --    ---       ---         ---        ---     ---   ---
Shadwick,   95    133,709 N/A       N/A       24,999       N/A     N/A   N/A
Indian
Affairs
counsel(3)

(1)  Represents options granted pursuant to the Company's 1989
     Nonqualified Stock Option Plan (50,000) in 1996, 1995 and 1993 Nonqualified Stock Option Plan (20,000) and 1993 Nonqualified Stock Option Plan II (950,000) in 1994.

(2) Mr. Eisenbath, was appointed president of RF, Inc. on April 22, 1994. See footnote 9. Subsequent Events, page 49.

(3) Ms. Shadwick, Indian Affairs counsel, employed July 5, 1994 to April 17, 1995. Ms. Shadwick was issued 8,333 shares of common stock with a value of $24,999 on June 24, 1994. Ms. Shadwick received these shares on her termination date, April 17, 1995.




OPTION GRANTS, EXERCISES AND HOLDINGS

     The following table provides further information concerning grants of stock options pursuant to the 1995 Nonqualified Stock Option Plan during the fiscal 1997 year to the named executive officers:

OPTION GRANTS IN LAST FISCAL YEAR

                       Individual Grants
                                                          Potential
Realizable
           Number of    % of Total                           Value at
Assumed
           Securities   Options                               Annual Rates
of
           Underlying   Granted to  Exercise            Stock Price
Appreciation
           Options      Employees   or Base                      For Option
           Granted      in Fiscal    Price    Expiration            Term
             (#)          Year       ($/SH)     Date        5%($)
10%($)
Clark D.
Stewart,
CEO(1)     50,000       6.5%        1.8125    10/01/2006    56,875
144,375


Marvin J.
Eisenbath     -0-       N/A         N/A       N/A           N/A        N/A

Brenda
Brainard
Shadwick   50,000       N/A         N/A       N/A           N/A        N/A

(1)  Except in the event of death or retirement for disability, if Mr.
Stewart
ceases to be employed by the Company, his option shall terminate immediately.
Upon death or retirement for disability, Mr. Stewart (or his representative)
shall have three months or one year, respectively, following the date of death
or retirement, as the case may be, in which to exercise such options. The option granted for 50,000 shares of Common Stock was granted on October 1, 1996 from the 1995 Stock Option Plan. All such options are immediately exercisable.

     The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the Company's last fiscal year:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

                                                   Number of      Value of
                                                   Securities    Unexercised
                                                   Underlying    In-the-Money
                                                   Unexercised    Options at
                                                   Options at     FY-End
                         Shares                    FY-End (#)     ($)(1)
                         Acquired
                         on           Value        Exercisable/   Exercisable/
Name                     Exercise(#)  Realized($)  /Unexercisable /Unexercisable
Clark D.Stewart,CEO(2)   0            0            1,170,000 / 0  9,375 / 0
Marvin J. Eisenbath      N/A          N/A          N/A            N/A
Brenda Brainard Shadwick N/A          N/A          N/A            N/A

(1) Based on the price of the Company's common stock at the close of business on Tuesday, April 30, 1997 and the exercise price of the options.


COMPENSATION OF DIRECTORS

     Each non-officer director is entitled to a director's fee of $100 for meetings of the Board of Directors which he attends.
Officer-directors are not entitled to receive fees for attendance at meetings.



EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

     On May 6, 1997, the Company extended the March 17, 1994, employment agreement with Clark D. Stewart under the terms of which Mr. Stewart was employed as the President and Chief Executive Officer of the Company at an initial minimum annual salary of $198,000 and a minimum salary of $208,000, $218,500, $229,500 and $241,000, respectively, in years two through five. The extended contract provides a minimum annual salary of $253,100, $265,700, $278,900, $292,900,
$307,600, respectively in years six through ten.  In the event
Mr. Stewart is terminated from employment with the Company other than "for cause," Mr. Stewart shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the employment agreement. Mr. Stewart was also granted an automobile allowance of $600 per month.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors is comprised of Mr. Wagoner, Mr. Stewart, Mr. Griffith and Mr. Logan. Mr. Stewart is the President and Chief Executive Officer of the Company and Mr. Griffith is the Secretary of the Company.

     During fiscal 1997, the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $47,000. William A. Griffith, who is a director for the Company, is a principal at Griffith & Associates. It is anticipated that Griffith & Associates will continue to provide services for the Company.

     During fiscal 1997, the Company paid consulting fees of approximately $110,000 to Mr. Logan for business consulting services. It is anticipated that Mr. Logan will continue to provide services for the Company. During the 1995 fiscal year, sales to Wendy's Hamburgers of Kansas City, Inc. ("WH of KC, Inc.") accounted for approximately 6% of the net sales of the Company ($790,000). William E. Logan, who is a director for the Company, is Vice President and Treasurer of WH of KC, Inc. Mr. Logan sold the WH of KC, Inc. restaurants as of June 3, 1994. The Company no longer provided temporary services subsequent to June 3, 1994.

     During fiscal 1997, the consulting firm of Butler Financial
Corporation was paid for business consulting services rendered to the Company in the approximate amount of $20,000. R. Warren Wagoner, who is a director for the Company, is a principal at Butler Financial
Corporation. It is anticipated that Butler Financial Corporation will continue to provide services for the Company.

     During fiscal 1997, the Company paid rent payments totaling approximately $30,000 to Eisenbath Properties, Inc. for office space leased by RFI. Marvin J. Eisenbath, who is president of a subsidiary of the Company, owns Eisenbath Properties, Inc. The Company has terminated this lease from Eisenbath Properties, Inc. per the April 30, 1997, Eisenbath agreement. See footnote 9. Subsequent Events, page 49.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth, with respect to the Company's common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company's voting securities as of June 28, 1997.

Name and Address of          Amount and Nature of
Beneficial Owner             Beneficial Ownership (1)         Percent of
Class
Clark D. Stewart
1546 East Spruce Road
Olathe, Kansas  66061           2,058,920(2)                        16.46%

Marvin J. Eisenbath
1546 East Spruce Road
Olathe, Kansas  66061                   0                               0%

(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2) Includes 1,170,000 shares which may be acquired by Mr. Stewart pursuant to the exercise of stock options which are exercisable.


   The following table sets forth, with respect to the Company's common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of June 28, 1997.

Name of Beneficial Owner      Beneficial Ownership(1)     Percent of Class
Clark D. Stewart                   2,058,920(2)                 16.46%
Marvin J. Eisenbath                  650,000                     5.20%
William E. Logan                     310,000(3)                  2.48%
R. Warren Wagoner                    385,000(4)                  3.08%
William A. Griffith                  172,000(5)                  1.38%

All Directors and Executive        4,390,900(6)                 34.77%
Officers as a Group
(12 persons)

(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2) Includes 1,170,000 shares which may be acquired by Mr. Stewart pursuant to the exercise of stock options which are exercisable.
(3) Includes 260,000 shares which may be acquired by Mr. Logan pursuant to the exercise of stock options which are exercisable.
(4) Includes 285,000 shares which may be acquired by Mr. Wagoner pursuant to the exercise of stock options which are exercisable.
(5) Includes 92,000 shares which may be acquired by Mr. Griffith pursuant to the exercise of stock options which are exercisable.
(6) Includes 2,579,700 shares for all directors and executive officers as a group, which may be acquired pursuant to the exercise of stock options which are exercisable.



Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 See Item 11, Executive Compensation pages 22-24.  During fiscal
1996, the President and CEO, Clark D. Stewart, exercised his option to purchase 400,000 shares of the Company's common stock under the terms of the 1989 Nonqualified Stock Option Plan through a loan by the Company. During fiscal 1997, Mr. Stewart delivered 125,000 shares of common stock valued at $250,000 to the Company and made cash reductions, a total of $277,265, on the note. The shares were purchased at prices ranging from $.70 to $1.00 per share. The largest aggregate amount of indebtedness outstanding was $359,027 during fiscal 1996. The amount outstanding at July 29, 1997, is $81,762. Interest was charged on the outstanding balance at the prime rate during fiscal 1997.
PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)     Documents Filed As Part of Form 10-K Report.

 (1)     Financial Statements:

         Description                                                 Page No.


         Report of Independent Accountants                               33

         Consolidated Balance Sheet as of April 30, 1997 and 1996        34



         Consolidated Statements of Operations for the years ended
         April 30, 1997, 1996 and 1995                                   35

         Consolidated Statements of Shareholders' Equity
         for the years ended April 30, 1997, 1996 and 1995             36-38

         Consolidated Statements of Cash Flows for the years
         ended April 30, 1997, 1996 and 1995                             39

         Notes to Consolidated Financial Statements                    40-52


(2)  Financial Statement Schedules:

     Schedule    Description                                         Page No.
       II.       Valuation and Qualifying Accounts and                   52
                 Reserves for the years ended
                 April 30, 1997, 1996 and 1995

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

      10.17      Asset Purchase Agreement between the Company            *
                 and Woodson Electronics, Inc. dated May 1, 1996, is incorporated by reference to Exhibit 10.17 of the Company's Form 10-K, as amended for the year ended
                 April 30, 1996.

      10.18      Non-Exclusive Consulting, Non-Disclosure and            *
                 Non-Compete agreement with Thomas E. Woodson dated May 1, 1996, is incorporated by reference to
                 Exhibit 10.18 of the Company's Form 10-K, as amended for the year ended April 30, 1996.

      10.19      1995 Nonqualified Stock Option Plan dated               *
                 December 1, 1995, is incorporated by reference to
                 Exhibit 10.19 of the Company's Form 10-k, as amended for the year ended April 30, 1996.

      10.20      Settlement Agreement and Release - Marvin J.            54
                 Eisenbath and the Company dated April 30, 1997.

      10.21      Settlement Agreement and Release - Brenda               58
                 Shadwick and the Company dated May 1, 1997.

      21         List of Subsidiaries                                    53

      99         Cautionary Statement for Purpose of the "Safe           *
                 Harbor" Provisions of the Private Securities Reform
                 Act of 1995 is incorporated by reference to Exhibit
                 99 of the Company's Form 10-Q for the Period ended October 31, 1996.

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

July 29, 1997
                               BUTLER NATIONAL CORPORATION


                                      /s/ Clark D. Stewart

                           Clark D. Stewart, President and
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                        Title                     Date


 /s/ Clark D. Stewart     President, CEO              July 29, 1997
Clark D. Stewart

 /s/ R. Warren Wagoner    Chairman of the Board       July 29, 1997
R. Warren Wagoner         and Director

 /s/ William A. Griffith  Director                    July 29, 1997
William A. Griffith

 /s/ William E. Logan     Director                    July 29, 1997
William E. Logan

 /s/ David B. Hayden      Director                    July 29, 1997
David B. Hayden

/s/ Edward J. Matukewicz  Treasurer                   July 29, 1997
Edward J. Matukewicz      (Principal Financial and
                          Accounting Officer)

ANNUAL REPORT ON FORM 10-K

ITEM 14(a) (1) AND (2) --
LIST OF FINANCIAL STATEMENT STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
AND
ITEM 14(d) FINANCIAL STATEMENT SCHEDULES

Years Ended April 30, 1997, 1996 and 1995

BUTLER NATIONAL CORPORATION

Olathe, Kansas

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Butler National Corporation:

We have audited the accompanying consolidated balance sheets of Butler National Corporation (a Delaware corporation) and Subsidiaries as of April 30, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butler National Corporation and Subsidiaries as of April 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II for each of the three years in the period ended April 30, 1997, is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic financial statements taken as a whole.





                   Arthur Andersen  LLP

Kansas City, Missouri
July 29, 1997

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of April 30, 1997 and 1996

ASSETS (Notes 1 and 2)                            1997         1996

Current Assets:

     Cash                                        $   256,449  $  745,647
     Accounts receivable, net of
       allowance for doubtful
       accounts of $178,736 in 1997
       and $110,161 in 1996                        1,289,571   1,473,854
     Contracts in process                          1,123,673     856,536
     Inventories (Note 1):
       Raw materials                                 711,762     593,994
       Work in process                               121,687     131,792
       Finished goods                                596,158     209,070
                                                   1,429,607     934,856

     Prepaid expenses and other current assets       122,409      59,825
               Total current assets                4,221,709   4,070,718

     Supplemental type certificates (Note 1)       1,364,901     550,427


Property, Plant and Equipment (Note 1):

     Building                                        138,809     150,240
     Machinery and equipment                       1,108,650     589,788
     Office furniture and fixtures                   498,830     384,928
     Leasehold improvements                           58,474      53,318
               Total cost                          1,804,763   1,178,274

     Accumulated depreciation                      (938,058)    (856,092)
                                                    866,705      322,182

Other Assets (Note 1)
     Deferred costs of Indian gaming              1,539,893    1,142,023
     Aircraft and aircraft parts                  2,056,281    2,064,549
     Deferred costs: Eisenbath Agreement (Note 9)   808,994        -
     Other assets                                   265,525      111,184
               Total other assets                 4,670,693    3,317,756


     Total assets                               $11,124,008   $8,261,083



LIABILITIES AND SHAREHOLDERS' EQUITY (Note 2)          1997         1996

Current Liabilities:
     Bank overdraft payable (Note 1)            $   150,306   $  248,878
     Promissory notes payable (Note 2)              382,743      301,434
     Current maturities of long-term debt (Notes 2)  50,683    1,511,040

     Accounts payable                               904,559    1,211,760
     Customer Deposits                            1,520,035      526,407
     Accrued liabilities -
          Compensation and compensated absences     312,812      258,519
          Other                                     217,898       34,026
               Total current liabilities          3,539,036    4,092,064

Long-Term Debt,net of current maturities (Note 2) 1,540,718       57,057
Convertible debentures (Note 3)                   1,100,000          -

Settlement agreement (Note 7)                        72,000          -

               Total liabilities                  6,251,754    4,149,121

Commitments and contingencies (Notes 6 and 7)

Shareholders' equity (Notes 1, 4 and 9):

     Preferred stock, par value $5:
          Authorized, 200,000 shares, all classes
          $100 Class A, 9.8%, cumulative if earned,
             liquidation and redemption value $100,
             issued and outstanding, 20,000 shares  100,000      100,000
          Capital contributed in excess of par    1,900,000    1,900,000
     Common stock, par value $.01:
          Authorized, 40,000,000 shares
          Issued and outstanding 9,524,156 shares    95,242       92,809
           in 1997 and  9,280,980 in 1996,
          Common stock warrants                       8,807        8,707
          Capital contributed in excess of par    5,725,618    5,266,731
     Note receivable from officer arising from stock
          purchase agreement                        (81,762)    (359,027)
     Unearned service contracts                    (263,438)    (276,771)
     Treasury stock, at cost (20,000 preferred
          in 1997 and 1996                       (2,337,240)   (2,087,240)
          & 175,000 and 50,000 common in
          1997 and 1996)
     Retained deficit                              (274,973)     (533,247)
          (Deficit of $11,938,813 eliminated
          October 31, 1992)

     Total shareholders' equity                   4,872,254     4,111,962

     Total liabilities and shareholders' equity $11,124,008    $8,261,083


  The accompanying notes are an integral part of these balance sheets.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended April 30, 1997, 1996 and 1995

                                    1997            1996           1995

Net Sales:
     Nonaffiliates           $21,540,315     $17,388,966    $12,365,666
     WH of KC                      -               -            790,316
                              21,540,315      17,388,966     13,155,982

Cost of Sales                 17,394,668      14,182,782     11,254,310
                               4,145,647       3,156,184      1,901,672

Selling, general and
administrative expenses        3,381,825       2,938,544      2,631,285

     Operating income (loss)     763,822         217,640       (729,613)

Other income (expense):
     Interest expense           (282,534)       (119,258)       (49,967)
     Interest revenue             37,630          17,639         32,392
     Favorable settlement of
       liabilities                   -               -           71,230
     Revaluation of building
       (Note 1)                      -            30,000       (157,200)
     Settlement loss and
       other (Note 7)           (232,869)         21,181        (61,770)
     Other expense              (477,773)        (50,438)      (165,315)

Income (loss) before taxes       286,049         167,202       (894,928)

Provision for income taxes       120,357          22,800            -

          Net income (loss)  $   165,692   $     144,402   $   (894,928)

Net income (loss) per share  $      0.02   $        0.02   $      (0.11)

Shares used in per share
calculation                    9,411,168       9,269,432      8,043,994

The accompanying notes are an integral part of these statements.

                    BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 for the years ended April 30, 1997, 1996, and 1995

                                                   Common Stock  Note
                                                   Capital       Receivable
                               Capital             Contributed   Arising
                               Contributed         in Excess of  From Stock
                    Preferred  in Excess   Common  Par and       Purchase
                    Stock      of Par      Stock   Warrants Note Agreement
Balance, April 30,
 1994               $100,000   $1,900,000  $78,885 $2,989,235    $(26,388)

Note Receivable
 arising from stock
 purchase agreement
       (Note 8)                                                   (60,000)

Reduction in note
 receivable arising
 from stock
 purchase agreement
 (Note 8)                                                          59,384

Issuance of stock -
 employee agreement                             83     24,916

Exercise of stock
 options (Note 5)                            1,695    241,735

Issuance of stock -
 construction
 agreements (Note 1)                           697    179,425

Unearned service
 contracts                                     950    218,738

Amortization of
 unearned service
 contracts

net loss

Balance, April 30,
 1995               $100,000   $1,900,000  $82,310 $3,654,049    $(27,004)

Balance, April 30,
 1995               $100,000   $1,900,000  $82,310 $3,654,046    $(27,004)

Note Receivable
 arising from
 stock purchase
 agreement                                                       (340,000)

Reduction in note
 receivable arising
 from stock
 purchase agreement                                                 7,977

Exercise of stock
 options (Note 5)                            4,437    447,595

Issuance of stock-
 other                                          10      3,990

Issuance of stock-
 private offering                            6,052  1,169,804

Amortization of
 unearned service
 contracts

Net Income

Balance, April 30,
 1996               $100,000   $1,900,000  $92,809 $5,275,438    $(359,027)

Balance, April 30,
 1996               $100,000   $1,900,000  $92,809 $5,275,438    $(359,027)

Note Receivable
 arising from
 stock purchase
 agreement
 (Note 8)                                                          (43,416)

Reduction in note
 receivable arising
 from stock
 purchase agreement
 (Note 8)                                                          320,681

Exercise of stock
 options (Note 5)                             120     23,645

Issuance of stock-
 other (Note 1)                                          100

Issuance of stock-
 private offering                           2,313    435,242

Amortization of
 unearned service                                     66,458
 contracts

Net income

Other

Balance, April 30,
 1997               $100,000   $1,900,000  $95,242 $5,734,425    $(81,762) 73)

                        Unearned  Treasury    Treasury  Retained  Total
                        Service   Stock       Stock     Earnings  Shareholders'
                        Contracts (Preferred) (Common)  (deficit)
Balance,April 30,1994   (320,250) (2,000,000) (37,240)   217,279  2,901,521

Note Receivable arising
  from stock purchase
  agreement (Note 8)                                                 60,000

Reduction in note
  receivable arising
  from stock purchase
  agreement (Note 8)                                                 59,384

Issuance of stock-
  employee agreement     (24,999)                                      -

Exercise of options
  (Note 5)                                                          243,430

Issuance of stock -
  contruction agreements                                            180,122
  (Note 1)

Unearned service
  contracts             (219,688)                                      -

Amortization of unearned
  service contracts      142,752                                    142,752

Net Loss                                                (894,928)  (894,928)

Balance,April 30,1995   (422,185) (2,000,000) (37,240)  (677,649) 2,572,281


Balance,April 30,1995   (422,185) (2,000,000) (37,240)  (677,649) 2,572,281

Note receivable arising
  from stock purchase
  agreement (note 8)                                               (340,000)

Reduction in note
  receivable arising
  from stock purchase
  agreement (Note 8)                                                  7,977

Acquisition of
  treasury stock
  (Note 8)                                    (50,000)              (50,000)

Exercise of stock
  options (Note 5)                                                  452,032

Issuance of stock -
  other                                                               4,000

Issuance of stock -
  private offering                                                1,175,856

Amortization of unearned
  service contracts      145,414                                    145,414

Net Income                                               144,402    144,402

Balance,April 30,1996   (276,771) (2,000,000) (87,240)  (533,247) 4,111,962


Balance,April 30,1996   (276,771) (2,000,000) (87,240)  (533,247) 4,111,962

Note receivable arising
  from stock purchase
  agreement (Note 8)                                                320,681

Reduction in note
  receivable arising
  from stock purchase
  agreement (Note 8)                                                (43,416)

Acquisition of treasury
  stock (Note 8)                               (250,000)           (250,000)

Exercise of stock
  options (Note 5)                                                   23,765

Issuance of stock -
  other (Note 1)                                                        100

Issuance of stock -
  Private offering                                                  437,555

Unearned service
  contracts              (53,125)                                   (53,125)

Amortization of unearned
  service contracts       66,458                                     66,458

Utilization of NOL
  (Note 4)                                               120,357    120,357

Net Income                                               165,692    165,692

Other                                                    (27,775)   (27,775)

Balance,April 30,1997   (263,438) (2,000,000) (337,240) (274,973) 4,872,254


BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended April 30, 1997, 1996 and 1995

                                             1997           1996
1995
Cash flows from operating
activities:

 Net income (loss)                     $  165,692     $  144,402     $
(894,928)
   Adjustments to reconcile income to
     net cash used in operations:
     Deferred income taxes                 92,582           -             -
     Depreciation                          81,966         46,241        68,082
     Amortization of intangible assets     52,872           -             -
     Gain on retirement of fixed assets      -           (30,000)         (875)
     Provision for uncollectible accounts  68,575           -           56,518
     Provision for obsolete inventories    12,491         (1,696)       (5,121)

 Changes in assets and liabilities:
     Accounts receivable                  115,708       (499,348)      (20,079)
     Contracts in process                (267,137)      (716,444)       11,787
     Inventories                         (507,242)      (160,241)      158,807
     Prepaid expenses and other
       current assets                     (62,584)         9,474        25,403
     Supplemental Type Certificates      (814,474)      (550,427)         -
     Deferred Costs: Eisenbath Agreement (808,994)          -             -
     Other assets                        (207,212)       343,031       122,224
     Accounts payable                    (307,201)       573,019        28,247
     Customer deposits                    993,628        370,738       140,669
     Accrued liabilities                  116,165         59,841      (349,035)
           Total adjustments           (1,440,857)      (555,812)      379,379
   Cash used in operations             (1,275,165)      (411,410)     (515,549)

Cash flows from investing activities:
     Capital expenditures, net           (626,489)       (83,794)     (182,845)
     Deferred costs of Indian Gaming     (397,870)      (171,880)     (265,305)
     Aircraft and aircraft parts            8,268       (219,622)     (481,362)
     Proceeds from short term
       investments                           -              -          300,000
   Cash used in investing activities   (1,016,091)      (475,296)     (629,512)

Cash flows from financing activities:
     Net borrowings under promissory
       notes                               81,309        (61,061)      (42,857)
     Proceeds from long-term debt       1,411,466         12,734        12,618
     Repayments oflong-term debt
       and lease obligations             (94,162)        (63,463)     (344,400)
     Bank overdraft payable              (98,572)        136,064       112,814
     Repayment of officer note            27,265            -             -
     Amortization ofservice contracts     13,333         145,414       142,752
     Debenture conversion and other      261,119       1,249,866       183,431
     Stock issuance for
       Woodson purchase                  200,000            -             -
   Cash provided by (used in)
       financing activities            1,802,058       1,419,554       (78,394)


Net increase (decrease) in cash         (489,198)        532,848    (1,223,455)

Cash, beginning of period                745,647         212,799     1,436,254

Cash, end of period                      256,449         745,647       212,799

Supplemental disclosures of
 cash flow information:
      Interest paid                      215,867         114,821        47,970
      Income taxes paid                   27,775          22,800         6,650

The accompanying notes are an integral part of these statements.

              BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 1997

1.Significant Accounting Policies:

  The following is a summary of significant accounting policies:

   a.Consolidation Policy: The accompanying consolidated financial statements includes the accounts of Butler National Corporation (" BNC") and its wholly-owned subsidiaries, Cansas International Corporation, Butler National Corporation Consulting Engineers, Inc., Butler National Services, Inc., Butler Temporary Services, Inc., Butler National Service Corporation, Woodson Avionics, Inc., Valu Foods, Inc. and RFI, (collectively "the Company"). Cansas International Corporation and Butler National Corporation Consulting Engineers, Inc., were inactive during the years ended April 30, 1997, 1996 and 1995. All significant intercompany transactions have been eliminated in consolidation.

  b. Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  c. Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of the Company's products.

   d.Properties and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the term of the lease. The lives used for the significant items within each property classification are as follows:
                                     Life in Years
     Building                             23 years
     Machinery and equipment         5 to 17 years
     Office furniture and fixtures   5 to 17 years
     Leasehold improvements          3 to 20 years

     Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired are removed from the accounts and any resulting gains or losses are reflected as income or expense.

       e. Indian Gaming: The Company currently is deferring costs associated with the potential start-up of Indian gaming. The realization of these assets is predicated on the ability of the Company and their Indian gaming partners to successfully open and operate the proposed casinos. Currently there is no assurance that BNC will be successful. The inability of the Company to recover these deferred costs could have a material adverse effect on the Company's business and results of operations.

     The Company has capitalized approximately $1,540,000 and $1,150,000 at April 30, 1997 and April 30, 1996, respectively, of costs related to the development and anticipated construction of Indian gaming facilities. In the opinion of management, these costs will be recoverable through the gaming activities or, in the event the Company is unsuccessful in establishing such operations, these costs will be recovered through the liquidation of the associated assets. These costs include the following:

  A prepayment of $242,500 for construction services to be rendered. This prepayment was funded with 60,000 shares of the Company's common stock, issued in the fiscal year 1994, and an additional 40,000 shares in fiscal year 1995.

  Payments of $87,622 for architectural and engineering services. These payments were also funded with stock issuances of 29,715 shares in fiscal year 1995. Payments of $50,000 for equipment, funded with stock issuances of 20,000 shares in fiscal 1994.

  Cash payments of approximately $186,000, $172,000 and $65,000 in 1997, 1996, and 1995, respectively, for architectural, engineering and construction services.

  Cash advances to the Tribes of $190,000, in fiscal 1995, which the Tribes used for the acquisition of land.

  Acquisition of land and land improvements by the Company in the amount of $203,000 in fiscal 1997.

f. Other Assets: Supplemental Type Certificates ("STC's") are authorization granted by the Federal Aviation Administration for the modification of a Type
Certificated aircraft. The STC authorizes the Company to build the required parts and assemblies and to perform the installations on applicable customer-owned aircraft. The Company has acquired and is currently in the process of refurbishing an aircraft at their Aircraft Modification facility. The book value of this plane is $315,000 which includes the original cost of the plane plus parts, labor and overhead incurred during the refurbishment. The plane is currently being used in the support of the FAA approval of various Learjet Supplement Type Certificates. At this time, the Company has not determined if this plane will be retained for corporate use or sold and as such continues to classify the plane as other assets.

     During fiscal year 1995, the Company completed the refurbishment of another aircraft and exchanged that aircraft which had been classified in other assets in the prior year, for Lear inventory parts. The book value of this aircraft was approximately $250,000. The Lear parts have been classified as other assets in the current year.

     During fiscal year 1996, the Company acquired a Lear 35 valued at approximately $1,500,000 which is also recorded in other assets on the Balance Sheet. This aircraft is currently being used in the support of the FAA approval of various Learjet Supplemental Type Certificates. Recovery of these costs will be obtained through future modification orders on aircraft in which the asset will be amortized against the orders. The company expects these future orders to cover the current costs. However, uncertainty exists as to the ability of the company to gain future orders. Failure to gain these orders and subsequently recover the asset costs could have a materially adverse impact on the company's financial position and operations.

   g.Bank Overdraft Payable: The Company's cash management program results in checks outstanding in excess of bank balances in the general disbursement account. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made from funds provided under the terms of the Company's revolving credit notes agreement (Note 2).

   h.Financial Instruments: The fair values of the Company's financial agreements generally approximate their fair market values. The fair value of the convertible debentures is not determinable.

   i.Revenue Recognition: The Company performs aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. At April 30, 1997, there were two contracts in process. The Company recognizes revenue for its distribution company on product sales during the period in which title passes to the purchaser.

   j.Income Per Share: Income per (common and common equivalent) share is based on the weighted average number of common shares outstanding during the year. Stock options are included as common stock equivalents in 1996, since they are dilutive. Stock options are not included in 1997 and 1995, since they are not materially dilutive. Warrants are not included in any period as they are anti-dilutive. No preferred stock dividends have been included in the income per share calculation. Convertible debentures have been excluded as they are not materially dilutive.


  k. i.Quasi Reorganization: After completing a three year program of restructuring the Company's operation, on October 31, 1992, by using quasi reorganization accounting, the Company was able to adjust the accumulated deficit to a zero balance thereby affording the Company a "fresh start." No assets or liabilities required adjustment in this process. The amount of accumulated deficit and capital contributed in excess of par, removed as of October 31, 1992, was $11,938,813.


   l.Non-Cash Transactions: During the year ended April 30, 1997, the Company issued 231,266 shares of stock valued at $446,208 less $10,966 of issue costs in various non-cash transactions. Twenty five thousand shares valued at $53,125 were issued for services to be rendered in the future, 10,000 shares valued at $21,250 were issued for other assets,
(a) 100,000 shares valued at $200,000 were issued in exchange for the assets of Woodson Electronics, Inc., an agreement not to compete, and an agreement to provide consulting services by Thomas E. Woodson; 84,034 shares were issued under the exchange provisions of the convertible debenture for $150,000 in face value, and 12,232 shares valued at $21,833 were issued to pay interest on the debentures.

     During the year ended April 30, 1996, the Company issued 1,000 shares of stock valued at $4,000 in a non-cash transaction. Additionally, the Company acquired a Lear 35 for debt of $1,500,000. During the year ended April 30, 1995, the Company issued 173,048 shares of stock valued at $424,809 in various non-cash transactions. As discussed in Note 1 (m), the Company issued a total of 69,715 shares of stock with a value of $180,122 in fiscal year 1995, for costs related to the Indian bingo facility. As discussed in Note 1, the Company issued a total of 95,000 shares of stock with a fair value of $219,688 in exchange for current and future professional services. Additionally, 8,333 shares were issued with a value of $24,999 as payment for services per an employment agreement.

   m.Unearned Service Contracts: In fiscal 1997, the Company issued 25,000 shares of common stock at a value of $53,125 for professional services to be provided in the future.

     During fiscal 1996, the Company did not issue any stock for services to be performed in the future. As discussed in Note 1, during fiscal year 1995, the Company issued 95,000 shares of stock at fair market value, ($219,688) to various professionals in exchange for
services contracted to be provided in future periods.   The unearned
portion of these service contracts is being amortized over the service period, (generally 12-60 months) and is reflected as a reduction in equity until such time as the services are rendered.

  Future amortization of unearned service contracts is as follows:

            Year Ending
             April 30,                Amount
               1998                   77,865
               1999                   76,562
               2000                   48,542
               2001                   29,271
               2002                   29,271
               2003                    1,927
             Total                   263,438

  o. Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.

2.  Debt:

Principal amounts of debt at April 30, 1997 and 1996, consist of the following:

Promissory Notes:                                   1997            1996


         Interest at prime plus 2%            $  154,000      $  190,000
         (10.50% at April 30,1997), due
         August 25, 1997, collateralized
         by a first or second position on
         all assets of the Company

         Interest at prime plus 2%               228,743         111,434
         (10.50% at April 30, 1997), due
         August 25, 1997, collateralized
         by a first or second position on
         all assets of the Company

Total Promissory Notes                        $  382,743      $  301,434

Other Notes Payable:

         Note Payable for Lear 35, Interest   $1,497,124      $1,466,334
         at prime plus 2%, (10.50% at April
         30, 1997), due January, 1999,
         collateralized by Aircraft Security
         Agreement dated November 30, 1995.

         Note payable for land purchase,          33,000          66,000
         annual installments of $33,000.00
         through January 19, 1998, non
         interest bearing

         Other Notes Payable                      61,277          35,763
                                               1,591,401       1,568,097

         Less: Current maturities                 50,683       1,511,040
                                              $1,540,718      $   57,057

Maturities of long-term debt (excluding Promissory notes) over the next five years are as follows:

        Year Ending
        April 30,         Amount
         1998            $50,683
         1999          1,512,348
         2000             11,447
         2001              8,507
         2002              8,416

The Company has promissory notes in which it may borrow a maximum of $750,000. The notes mature August 25, 1997. At April 30, 1997, the Company had borrowed $382,743 on the notes. The weighted average interest rates were 10.25% and 10.25% for the years ended 1997 and 1996 respectively.



   3.Stock Transactions:

During the year ended April 30, 1996 the Company completed private placements of its securities. The Company sold a total of 605,175 shares of common stock resulting in gross proceeds to the Company of approximately $1,375,000, and net proceeds of approximately
$1,200,000, after deducting the expenses of the offering.

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

The Company completed a private placement on June 26, 1996 in which the Company issued a 8.0% cumulative convertible debenture due June 26, 1998 in the amount of $750,000. Net proceeds of the offering were $675,000, after deducting the expenses of the offering. The debenture is convertible only to common stock at 70% of the average closing price for the five days prior to conversion, unless the average closing price is $1.78 or lower. When the average closing price is below $1.78, the conversion is at the closing price without a discount. At the due date, the end of the two year term, the balance not yet converted must be converted to common stock. The 8% interest is payable in stock or cash at the option of the Company.

The Company completed a private placement on November 1, 1996 in which the Company issued a 8.0% cumulative convertible debenture due November 1, 1998, in the amount of $500,000. Net proceeds of the offering were $450,000, after deducting the expenses of the offering. The debenture is convertible only to common stock at 70% of the average closing price for the five days prior to conversion, unless the average closing price is $2.07 or lower. When the average closing price is below $2.07, the conversion is at the closing price without a discount. At the due date, the end of the two year term, the balance not yet converted must be converted to common stock. The 8% interest is payable in stock or cash at the option of the Company.

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

     At April 30, 1997, the Company had the following net operating loss carryforwards:

   Year of Expiration       Amount

             2002       $   401,298
             2003            77,783
             2004         1,886,484
             2005         1,222,565
             2006            72,769
             2007              -
             2008              -
             2009            61,772
             2010            22,025
             2011              -
             2012           597,531
        Total           $ 4,342,227

  The tax benefit of net operating losses generated prior to the Quasi reorganization and utilized after the reorganization are reflected as additions to capital contributed in excess of par.

The deferred taxes are comprised of the following components:

 Current Deferred Taxes                       04/30/97     04/30/96
 Current Assets                           $    454,080   $  393,892
 Current Liabilities                          (281,600)         -
 Total Current Deferred Taxes                  172,480      393,892

 Noncurrent Deferred Taxes
 Noncurrent Assets                           2,370,690    1,995,017
 Noncurrent Liabilities                       (424,224)    (149,611)
 Total Noncurrent Deferred Taxes             1,946,466    1,845,406

 Total Deferred Taxes                        2,118,946    2,239,298
 Less: Valuation Allowance                  (2,118,946)  (2,239,298)
 Total Deferred Taxes, Net                $          0   $        0

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                       4/30/97           4/30/96
Accounts Receivable Reserve        $     71,49     $      44,064
  Inventory Reserve                    320,917           315,922
  Net Operating Loss                 1,737,513         1,498,501
  Depreciation                        (404,011)         (149,611)
  Gaming                               526,463           429,263
  Eisenbath Agreement Costs           (281,600)              -
  Other                                148,170           101,163
  Net Deferred Tax Items           $ 2,118,946     $   2,239,302

A reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                             1997      1996      1995
   Statutory Federal Income Tax Rate         34.0%     34.0%     34.0%
   Less:
   Impacts of net operating losses and
   changes in
               valuation allowances            -      (44.9)    (30.9)
               Nondeductible expenses         1.7      10.9      (3.1)
               State taxes                    6.3      15.8        -
               Effective Tax Rate            42.0%     15.8%      0.0%


5.  Stock Options and Incentive Plans:

The Company has established a number of nonqualified stock option plans to provide key employees with an opportunity to acquire a proprietary interest in the Company. Options are granted under these plans at exercise prices equal to fair market value at the date of the grant, and are generally exercisable immediately and expire in 10 years. Each of the plans automatically terminate after 10 years at which time no more options may be granted but all previously granted options remain exercisable until reaching their expiration date.

The Company has five stock option plans, the 1981 Qualified Plan ("1981 Plan"), the 1989 Non Qualified Plan ("1989 Plan"), the First 1993 Non Qualified Plan ("1993-I Plan"), the Second 1993 Non
Qualified Plan ("1993-II Plan") and the 1995 Non Qualified Plan ("1995 Plan"). The Company accounts for these plans under Accounting Principles Board Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost been recognized in accordance with Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation, the Company's operating income would be unchanged for the fiscal year 1997 because the estimated option value is less than the option exercise price per share.

The 1981 Plan has 100,000 shares reserved by the Company and has never been used. The other plans permit grants of nonqualified and incentive stock options. The Company has reserved 2,000,000, 500,000, 1,500,000 and 1,500,000 shares of its common stock under the 1989 Plan, 1993-I Plan, 1993-II Plan and 1995 Plan, respectively.
All plans vest at the date of grant and provide that the exercise price shall be equal to the fair market value at the date of grant as determined by the Board of Directors, and the term of the options shall not exceed ten years from grant date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the fiscal 1997 grants: risk-free interest rate of 6.79% and an expected option life of 10 years.

The following table summarizes the Option Plans.
                                        4/30/97      4/30/96       4/30/95
1989 Nonqualified Option Plan
   Beginning Balance - options
       outstanding                      100,000      500,000       500,000
   Options granted                         -            -          100,000
   Canceled/Forfeited                      -            -             -
   Exercised                               -         400,000       100,000
   Ending Balance - options
       outstanding                      100,000      100,000       500,000
   Exercise Price Ranges                $2.3125      $2.3125  .70 to
$2.3125
   Shares available for grants             -            -             -
   Price range of options exercised        -      .70 to 1.0         .60


1993 Nonqualified Option Plan I
   Beginning Balance - options
       outstanding                      295,000      333,500       394,500
   Options granted                         -            -             -
   Canceled/Forfeited                     5,000       17,000         7,000
   Exercised                               -          21,000        54,000
   Ending Balance - options
       outstanding                      290,500      295,500       333,500
   Exercise Price Ranges             $2.50 to 3.00 2.50 to 3.00  2.50 to
3.00
   Shares available for grants          130,500      125,500       108,500
   Price range of options exercised        -       2.50 to 3.00  2.50 to
3.00


1993 Nonqualified Option Plan II
   Beginning Balance - options        1,457,564    1,484,264     1,427,064
       outstanding
   Options granted                         -            -           72,700
   Canceled/Forfeited                    13,164        5,000          -
   Exercised                               -          21,700        15,500
   Ending Balance - options           1,444,400    1,457,564     1,484,264
       outstanding
   Exercise Price Ranges         2.3125 to 3.00 2.3125 to 3.00 2.3125 to
3.00
   Shares available for grants           18,400        5,236           236
   Price range of options  exercised       -     2.50 to 3.00        3.00


1995 Nonqualified Option Plan
   Beginning Balance - options
       outstanding                      696,000         -
   Options granted                      772,000      700,000
   Canceled/Forfeited                   133,000        4,000
   Exercised                             12,000         -
   Ending Balance - options
       outstanding                    1,323,000      696,000
   Exercise Price Ranges                 $2.00        $2.00
   Shares available for grants          165,000      804,000
   Price range of options exercised      $2.00          -


6.  Commitments:

a. Lease Commitments: The Company leases space under operating leases with initial terms ranging from three years to twenty years. Minimum lease commitments under operating leases for the next five years are as follows:

       For the year ending April 30, 1998              $173,810
                                     1999               118,926
                                     2000                84,062
                                     2001                66,000
                                     2002                66,000
                                   And thereafter       231,000

Total rental expense incurred for the years ended April 30, 1997, 1996 and 1995 was $185,742, $164,993 and $144,719 respectively.

   b.Employment Agreements: The Company has employment contracts with two officers.

     The first contract calls for annual compensation of $198,000 increasing in various amounts to $241,000. This contract expires April 30, 1999. The Company also issued this officer options to purchase 500,000 shares of common stock at $.1875 per share and 600,000 shares of common stock at prices ranging from $.50 per share to $1.00 per share. During 1991, the Company issued this officer additional options to purchase 800,000 shares of common stock at $.05 per share. These options expire the earliest of ten years from date of grant, one year after death occurring while employed by the Company, or three months after ceasing to be a full-time employee of the Company for any reason other than death. This officer exercised options for 600,000 shares at prices ranging from $.1875 per share to $.50 per share during fiscal 1993 and 800,000 shares at $.05 per share during fiscal 1992. This officer exercised options for 100,000 shares at $.60 per share during fiscal 1995. The Company granted an additional options to purchase 100,000 shares at $2.3125 during fiscal 1995. This officer exercised options for 400,000 shares at prices ranging from $.70 to $1.00 per share during fiscal 1996. The Company granted options to purchase 50,000 shares at $2.00 during fiscal 1996. The Company granted options to purchase 50,000 shares at $1.8125 per share during fiscal 1997. At April 30, 1997, 100,000 options remain available to exercise at 2.3125 per share which expires September 1, 1999.

A second contract calls for annual compensation of $300,000 and incentive compensation based on operating income. This contract was terminated by the Eisenbath agreement effective April 30, 1997. See
Note 9.

7.  Contingencies:

  The Company had an employment agreement with an individual which the Company terminated in April 1995. This individual filed a lawsuit against the Company, the President of the Company, and various corporate subsidiaries alleging the Company wrongfully terminated the individual's employment in breach of the contract. The suit was filed in October, 1995, in State Court in Johnson County, Kansas. The Company and the individual reached an agreement to settle and release all claims and counterclaims on May 1, 1997. The individual dismissed the lawsuit with prejudice. The terms of the settlement include payments by the Company to the individual during fiscal 1998 and fiscal 1999.
The Company is involved in various lawsuits incidental to its business. Management believes the ultimate liability, if any, will not have an adverse effect on the Company's financial position or results of operations.

Due to the Company's financial condition, and the need to reduce expenses, the Board of Directors approved the elimination of product liability insurance in August, 1989. Management is not aware of any claims which individually or in the aggregate exceed the annual cost of the insurance.

8.  Related Party Transactions:

During fiscal 1997, the Company paid consulting fees of approximately $130,000 to a board member for business consulting services.

A board member of the Company is also an officer of a major customer (WH of KC) which accounted for approximately 6% of the net sales of the Company during 1995. Subsequent to June 3, 1994, the Company no longer provides temporary services to this customer. As a result, the operating revenues, expenses, and income for the temporaries segment was significantly reduced in fiscal 1995.

A board member of the Company is also a principal of a firm which provides business consulting services to the Company. Total payments in 1997 under this agreement were approximately $78,000.

A board member of the Company is also a principal of a firm which provides business consulting services to the Company. Total payments in 1997 under this agreement were approximately $25,000.

In 1992, a loan was made to an officer to purchase 10,000 shares of the Company's stock. These shares were purchased from the Company at $.60 per share and recorded at their fair market value with the difference recorded as compensation. This loan is shown as a reduction of stockholders' equity on the financial statements. This loan was paid during fiscal 1995.

In 1993, a loan was made to an officer to purchase 600,000 shares of the Company's stock. These shares were purchased with options outstanding from the 1989 Nonqualified Stock Option Plan, at prices ranging from $.1875 to $.50 per share. This loan was paid during fiscal 1995. In 1995, an additional loan was made to this officer to purchase 100,000 shares of the Company's stock. These shares were also purchased with options outstanding from the 1989 Nonqualified Stock Option Plan, at $.60 per share. In 1996, additional loans were made to the officer to purchase 400,000 shares of the Company's stock. These shares were also purchased with options outstanding from the 1989 Nonqualified Stock Option Plan, at prices ranging from $.70 to $1.00 per share. This loan is shown as a reduction of stockholders' equity on the financial statements. These loans are non-interest bearing, due on demand, and collateralized by the stock purchased with the proceeds.

In fiscal 1997, the officer reduced the loan balance by $277,264 through expense reimbursement and the transfer of 125,000 shares of common stock valued at $250,000. The loan balance is currently
$81,763.

During fiscal 1996, an officer of the Company sold 20,000 shares of the Company stock to the Company at fair market value. These shares are now held in treasury.

9.    Subsequent Events:

  The Company acquired RF, Inc. on April 21, 1994. The Company exchanged 650,000 shares of the Company's common stock for 100% of the issued and outstanding shares of RF, Inc.. The individuals who sold RF, Inc. to the Company have sought for some time to reacquire from the Company the ownership of RF, Inc. The Company and the individual reached an agreement to settle and release all claims and counterclaims effective April 30, 1997, ("Eisenbath Agreement"). The individual dismissed the lawsuit with prejudice. In addition to the releases, under the terms of the agreement, the Company received on June 26, 1997, 600,000 shares of the Company's common stock and certain payments over the next three years. The Company released the individual from the terms of his employment contract and the April 24, 1994 Stock Purchase Agreement. These documents released the individual from his agreement not to compete with the Company in the food distribution industry.

  The Company will record a net gain (principally noncash) in the first quarter of 1998 for this transaction after consideration of $809,000 of costs associated with the claims, counter-claims and settlement. In addition the Company will recognize an additional gain as the guaranteed promissory note payments are received in cash. Although the effective date of the transaction as agreed to by both parties is April 30, 1997, the transfer of the stock and related proceeds was not completed until June 1997.

10.  New Accounting Standards:

  The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share." This standard provides a change in the calculation and reporting requirements for earnings per share (EPS) information. The standard is required for fiscal year end 1998. The Company does not anticipate that the adoption of the standard will have a material effect on the EPS calculation.

11.  Industry Segmentation and Sales by Major Customer:

a. Industry Segmentation: The Company's operations have been classified into six segments in 1997, 1996 and 1995.

1.Gaming - principally includes the business management services to Indian tribes in connection with the Indian Gaming Act of 1988. (Beginning in fiscal 1994).

2.Avionics - principally includes the manufacture of airborne switching units used in DC-9, DC-10, DC- 9/80, MD-80, MD-90 and the KC-10 aircraft.

3.Aircraft Modifications - principally includes the modification of business type aircraft from passenger to freighter configuration, conversion to air ambulance, addition of aerial photography capability, stability enhancing modifications for Learjets, and other modifications.

4.Monitoring Services - principally includes the monitoring of water and wastewater remote pumping stations through electronic surveillance, for municipalities and the private sector.

5.Temporary Services - provides temporary employee services for corporate clients.

6.Food Distribution Services - principally includes food distribution to the wholesale, food processing, and retailing industries.

Year ended April 30, 1997
                     Gaming   Avionics  Modifications   Services  Temporaries Distribution Corporate  Consolidation
Net Sale          $    -      $  277,513 $  2,724,217   $1,060,045 $    -     $17,478,540  $   -      $21,540,315
Depreciation           -          34,629       31,071        6,029      -          10,236      -           81,966
Operating
  profit (loss)(a)  243,728)     123,571      501,984      230,738      -         470,065  (318,807)      763,822
Capital
  expenditures      393,474       55,778    1,213,032      117,100      -         181,750    14,260
Interest,net                                                                               (244,904)
Other income                                                                               (232,869)
Income taxes                                                                                (27,775)
        Net Income                                                                          258,274

Identifiable
   assets         1,543,786      595,556    5,765,537      311,694    43,945    2,605,634   257,856    11,124,008

Year ended April 30, 1996

Net Sale                 -       260,399    2,531,504       861,192       -    13,685,871      -       17,338,966
Depreciation                      11,429     26,009        4,606          -         4,197      -           46,241
Operating profit
  (loss)(a)          (668,239)    79,545      356,916       227,078     1,275     809,416  (581,151)      224,840
Capital Expenditures     -          -          52,681        21,458       -         9,002     5,554          -
Interest, net                                                                                            (101,619)
Other income                                                                                               21,181
        Net Income                                                                                        144,402

Identifiable assets 1,150,312    208,342    4,679,582       223,590     3,445   1,861,513   134,301     8,261,085


Year ended April 30, 1995

Net Sales                -       238,162    1,845,609       793,930   790,317   9,487,964      -       13,155,982
Depreciation             -        17,113       25,867        15,405       -         2,629      -           61,014
Operating profit
  (loss)(a)          (701,678)     4,443      133,924       156,614   (59,021)    461,200  (725,094)     (729,612)
Capital expenditures     -          -         136,931          -          -         3,686      -
Interest, net                                                                     (17,575)                (17,575)
Other income                                                                                             (147,741)
        Net loss                                                                                         (894,928)

Identifiable assets   978,432    177,538    1,571,643       140,493     2,874   1,097,033   225,516     4,193,529

(a) Operating expenses not specifically identifiable are allocated based upon sales, cost of sales, square footage or other factors as considered appropriate.

   b. Major Customers:

   Sales to major customers (10% or more of consolidated sales) were as follows:

                                          1997         1996          1995

     Temporary services                     -            -             6%
     Food Distribution services            15%          13%           36%
     Total major customers                 15%          13%           42%


BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES for the years ended April 30, 1997, 1996 and 1995

Year ended April 30, 1997
                         Balance       Additions Charged              Balance
                         at Beginning  to Costs and                   at End
Description              of Year       Expenses          Deductions   of Year

Allowance for doubtful
  accounts               110,161           68,575                       178,736
Reserve for inventory
  obsolescenc             62,071           12,491                        74,562
Reserve for loss
  on note receivable      35,729                             8,402       27,327


Year ended April 30, 1996

Allowance for doubtful
  accounts               110,161             -                -         110,161
Reserve for inventory
  obsolescence            63,767             -               1,696       62,071
Reserve for loss on
  note receivable         35,729             -                -          35,729


Year ended April 30, 1995

Allowance for doubtful
  accounts                53,643           56,518             -      $  110,161
Reserve for inventory
  obsolescence            68,888             -               5,121       63,767
Reserve for loss on
  note receivable         35,729             -                -          35,729