Form 10-Q
period 1997-07-31
BUTLER NATIONAL CORP
filed 1997-09-19
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C.  20549


                FORM 10-Q


(Mark One)
          Quarterly Report Pursuant to Section 13 or 15(d) of the
      X   Securities Exchange Act of 1934

          For the quarter ended July 31, 1997

          Transition Report Pursuant to Section 13 or 15 (d) of the Security Exchange Act of 1934

          For the quarter ended July 31, 1997.

          Commission File Number 0-1678



          BUTLER NATIONAL CORPORATION
          (Exact name of Registrant as specified in its charter)


               Delaware                         41-0834293
         (State of incorporation)    (I.R.S. Employer Identification No.)


         1546 East Spruce Road, Olathe, Kansas                    66061
         (Address of Principal Executive Office)                (Zip Code)


Registrant's telephone number, including area code:  (913) 780-9595


Former Name, former address and former fiscal year if changed since last report: Not Applicable.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such
filing requirements for the past ninety days:  Yes  X   No ______


The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 31, 1997, was 8,876,757 shares.

                                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

ASSETS
                                             7/31/97              4/30/97
                                           (unaudited)

Current Assets:
 Cash                                      $  265,992          $  256,449
 Accounts receivable, net of allowance for
  doubtful accounts of $360,709 at July
  31, and $178,736 at April 30, 1997        1,059,069           1,289,571

 Note Receivable-current                       62,550                   0

 Contracts in process                       1,457,939           1,123,673
 Inventories:
  Raw materials                               618,955             711,762
  Work in process                             317,163             121,687
  Finished goods                              706,652             596,158
                                           ----------          ----------
                                            1,642,770           1,429,607

 Prepaid expenses and other assets            113,598             122,409
                                           ----------          ----------
  Total current assets                      4,601,919           4,221,709

 Note Receivable                              187,650                   0

 Supplemental Type Certificates             1,304,778           1,364,901


Property, Plant and Equipment:
 Building                                     137,176             138,809
 Machinery and equipment                    1,136,132           1,108,650
 Office furniture and fixtures                504,096             498,830
 Leasehold improvements                        68,333              58,474
                                           ----------          ----------
  Total cost                                1,845,737           1,804,763


Accumulated depreciation                     (981,239)           (938,058)
                                           ----------          ----------
                                              864,498             866,705


Other Assets (Note 1):
 Deferred costs of Indian Gaming            1,950,000           1,539,893
 Aircraft and aircraft parts                2,056,281           2,056,281
 Deferred costs: Eisenbath Agreement                0             808,994
 Other assets                                 255,877             265,525
                                           ----------          ----------
 Total Other Assets                         4,262,158           4,670,693

  Total assets                            $11,221,002         $11,124,008


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Bank overdraft payable                    $  299,700            $150,306
 Promissory notes payable                   1,169,094             382,743
 Current maturities of long-term debt          48,043              50,683
 Accounts payable                             719,683             904,559
 Customer Deposits                          1,620,035           1,520,035
 Accrued liabilities -
  Compensation and compensated absences       160,015             312,812
  Other                                       250,372             217,898
                                           ----------          ----------
   Total current liabilities                4,266,942           3,539,036

Long-Term Debt, net of current maturities   1,517,653           1,540,718
Convertible debenture                       1,000,000           1,100,000
Settlement agreement                           48,000              72,000
                                           ----------          ----------
   Total liabilities                        6,832,595           6,251,754

Commitments and contingencies:

Shareholders' equity:
 Preferred stock, par value $5:
  Authorized, 200,000 shares, all classes
  $100 Class A, 9.8%, cumulative if earned,
    liquidation and redemption value $100,
    issued and outstanding, 20,000 shares     100,000             100,000
 Capital contributed in excess of par       1,900,000           1,900,000
Common stock, par value $.01:
 Authorized, 40,000,000 shares
 Issued 9,524,156 shares April 30, 1997 &
 9,651,717 at July 31, 1997,                   96,518              95,242
 Common stock warrants                          8,807               8,707
 Capital contributed in excess of par       5,824,342           5,725,618
Note receivable arising from stock            (81,762)            (81,762)
purchase agreement
Unearned service contracts                   (235,573)           (263,438)
Treasury stock, at cost (20,000 preferred
 at 7/31 & 4/30 and common 775,000 at 7/31
 & 175,000 at 4/30)                        (3,537,240)         (2,337,240)
Retained earnings (deficit)                  (313,315)           (274,973)
(Deficit of $11,938,813
 eliminated October 31, 1992)
                                           ----------          ----------
 Total shareholders' equity                 4,388,407           4,872,254
                                           ----------          ----------
 Total liabilities and
       shareholder's equity               $11,221,002         $11,124,008
                                           ==========         ===========

<F1> The accompanying notes are an intregal part of these statements.

                                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME


                                                 THREE MONTHS ENDED
                                                       July 31,
                                                 1997          1996
                                              (unaudited)   (unaudited)
Net sales                                     $2,952,910    $5,307,077

Cost of sales                                  1,991,567     4,279,148

                                              ----------    ----------
Gross profit                                     961,343     1,027,929

Selling, general and administrative expenses     737,871       905,789
                                              ----------    ----------
Operating income                                 223,472       122,140

Other income(expense):
 Interest expense                                (74,503)      (56,355)
 Interest income                                     807         9,822
 Net gain - Eisenbath Agreement                  456,345             0
 Other                                           (17,833)       (2,717)
                                              ----------    ----------
 Other income (expense)                          364,816       (49,250)
                                              ----------    ----------
Income before taxes                              588,288        72,890

Provision for income tax                         247,081         9,700
                                              ----------    ----------
 Net income                                 $    341,207  $     63,190

Net income per primary earnings per share      $     .04     $     .01
                                              ==========    ==========
Net income per fully diluted earnings per share      .04           .01
                                              ==========    ==========

Shares used in primary
     earnings per share calculation            8,876,757     9,432,788
                                              ==========    ==========
Shares used in fully diluted
     earnings per share calculation            9,736,045     9,505,144
                                              ==========    ==========

The accompanying notes are an integral part of these statements.

                                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                              July 31,
                                                        1997           1996
                                                     (unaudited)   (unaudited)
Cash flows from operating activities:


Net income                                      $    341,207   $      63,190
Adjustments to reconcile income to
    net cash used in operations:
Deferred income taxes                                247,081               0
Depreciation                                          43,181          14,433
Application of Supplemental Type Certificates        112,535               0
Provision for uncollectible accounts                 181,973               0
Provision for obsolete inventories                    15,940               0

Changes in assets and liabilities:
 (Increase) decrease in accounts receivable           48,529        (899,984)
 (Increase) decrease in contracts in process        (334,266)        693,259
 (Increase) decrease in inventories                 (229,103)       (262,945)
 (Increase) decrease Supplemental Type Certificates  (52,410)              0
 (Increase) decrease in prepaid expenses
    and other current assets                           8,811         (78,998)
 (Increase) decrease in other assets                   9,648         (16,555)
 Increase (decrease) in accounts payable            (184,876)        (56,243)
 Increase (decrease) in customer deposits            100,000         (59,192)
 Increase (decrease) in accrued liabilities         (120,325)         (7,757)
 Increase (decrease) Settlement agreement            (24,000)              0
                                                  ----------       ---------
  Total adjustments                                 (177,282)       (673,982)
                                                  ----------       ---------
 Cash provided by (used in) operations               163,925        (610,792)
                                                  ----------       ---------
Cash flows from investing activities:
    Capital expenditures, net                        (40,974)        (21,620)
    Deferred costs of Indian Gaming                 (410,107)       (158,614)
                                                  ----------       ---------
 Cash provided by (used in) investing activities    (451,081)       (180,234)

                                                  ----------       ---------
Cash flows from financing activities:

Net borrowings under line-of-credit agreement        786,351         143,522
Retirement of convertible debentures                (100,000)              0
Bank overdraft payable                               149,394         (77,738)
Repayments of long-term debt and lease obligations   (25,705)        (24,973)
Amortization of service contracts                     27,865          16,615
Proceeds from Stock Issuances
  and Convertible Debenture, Net                     100,000         688,004
Note receivable and redemption of common
  stock - Eisenbath Agreement                       (641,206)              0
                                                  ----------       ---------
 Cash provided by (used in) financing activities     296,699         745,430
                                                  ----------       ---------
Net increase (decrease) in cash                        9,543         (45,596)

Cash, beginning of period                            256,449         745,647
                                                  ----------       ---------
Cash, end of period                             $    265,992    $    700,051

Supplemental disclosures of cash flow information:
 Interest paid                                  $     74,503    $     49,403
 Income taxes                                         10,000             894

The accompanying notes are an integral part of these statements.

                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1997 are not indicative of the results of operations that may be expected for the year ending April 30, 1998.

     For further information, refer to the Consolidated Financial Statements and Footnotes included in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1997.

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

3. The Company has capitalized approximately $1,950,000 and $1,539,893 at July 31, 1997 and April 30, 1997, respectively, of costs related to the anticipated construction of three Indian gaming facilities. These costs are
included in other assets in the accompanying balance sheet.   In the opinion
of management, these costs will be recoverable through the gaming activities or, in event the Company is unsuccessful in establishing such operations, these costs will be recovered through the liquidation of the associated assets. These costs include the following:

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

Advances to the Indian Tribes for construction costs under an approved Management Contract during fiscal 1998 of $410,000.

4. The Company had an employment agreement with an individual which the Company terminated in April 1995. This individual filed a lawsuit against the Company, the President of the Company and various corporate subsidiaries alleging the Company wrongfully terminated the individual's employment in breach of the contract. The suit was filed in October, 1995, in State Court in Johnson County, Kansas. The Company and the individual reached an agreement to settle and release all claims and counterclaims on May 1, 1997. The individual dismissed the lawsuit with prejudice. The term of the Settlement Agreement include payments by the Company to the individual during fiscal 1998 and fiscal 1999.

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

During fiscal 1996, an officer of the Company sold 20,000 shares of the Company stock to the Company at fair market value. These shares are now held in the treasury.

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

8. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended July 31, 1997 and 1996. Stock options are included in 1997 and 1996 as common stock equivalents because they are dilutive. The Convertible debenture is included in fiscal 1996 and fiscal 1997 as a common stock equivalent since the debenture is dilutive. Shares used in the per share computations are as follows:


                                                       THREE MONTHS ENDED
                                                    ------------------------
                                                       1997         1996
Common shares outstanding beginning of period       9,524,156    9,280,890

 Cumulative increase in weighted average
 due to Common Stock Equivalent net of treasury        84,288       51,920
 stock

 Cumulative increase in weighted average
 due to Convertible Debenture                         127,601       72,356

 Cumulative increase in weighted average
 due to issues per acquisition and
 consulting agreements                                      0       98,913

 Cumulative increase in weighted average
 due to issues per Nonqualified
 Stock Option Plans                                         0        1,065
                                                   ----------    ---------
 Weighted average shares, end of period             9,736,045    9,505,144
                                                   ==========    =========

9. The Company acquired RF, Inc. on April 21, 1994. The Company exchanged 650,000 shares of the Company's common stock for 100% of the issued and outstanding shares of RF, Inc. The individuals who sold RF, Inc. to the Company have sought for some time to reacquire from the Company the ownership of RF, Inc. The Company and the individual reached an agreement to settle and release all claims and counterclaims effective April 30, 1997, ("Eisenbath Agreement"). The individual dismissed the lawsuit with prejudice. In addition to the releases, under the terms of the agreement, the Company received on June 26, 1997, 600,000 shares of the Company's common stock and certain payments over the next three years. The Company released the individual from the terms of his employment contract and the April 24, 1994, Stock Purchase Agreement. These documents released the individual from his agreement not to compete with the Company in the food distribution industry.

The Company recorded a net gain (principally noncash) during the first quarter of 1998 per the terms of the April 30, 1997, agreement. Although the effective date of the transaction as agreed to by both parties is April 30, 1997, the transfer of the stock and related proceeds was not fully completed until June 1997.

10. The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". This standard provides a framework for evaluating the realizability of the Company's investments in long-lived assets. The Company adopted this standard beginning May 1, 1996. This standard did not have a material impact on its results of operations or financial position, nor does the Company anticipate that it will in the future. The Financial Accounting Standards Board also issued SFAS No. 123, "Accounting for Stock Based Compensation". Under the new standard, the Company must either change its method of computing the compensation expense associated with the issuance of stock options or make pro forma disclosures based on the new computation method. At this time, the Company anticipates adopting the standard by making the pro forma disclosures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview: First quarter consolidated sales were $2,952,910 for the three months ended July 31, 1997, compared to $5,307,077 for the three months ended July 31, 1996, a decrease of 44%. Sales increased in the Avionics segment (162.3%), the Aircraft Modifications segment (97.6%) and the Monitoring Services segments (73.7%). Sales decreased in the Food Distribution segment (63.4%). The Company recorded a net income of $341,207 in the current quarter compared to $64,390 in the comparable period of fiscal 1997.

Food Distribution (R F, Inc.): Revenues from the Food Distribution business segment decreased 63.4% from $4,663,132 in the first quarter 1997 to $1,707,020 in the first quarter fiscal 1998. As a result of the redirection of the business toward the VALU FOODS concept and the Eisenbath Agreement, RFI is being changed to imphasize the brand name concept in the distribution of seconds, overruns, etc. Gross profit decreased from $816,461 in the quarter ending July 31, 1997, to $469,517 in the quarter ending July 31, 1997. The segment operated with a net income contribution of $98,634 for the quarter.

Aircraft Modifications (Avcon Industries, Inc.): Sales at Avcon Industries, Inc. increased $389,355 (97.6%) from $398,874 in the first quarter of the prior year to $788,229 in the quarter ending July 31, 1997. Gross profit increased from $108,435 in the quarter ending July 31, 1996 to $295,396 in the quarter ending July 31, 1997. This segment is experiencing increased sales volume from the sale of AVCON FINS and fin related modifications. This segment is continuing to work on the development of new products and expects to see an increase in sales and gross margin in the coming quarters of fiscal 1998.

Avionics (Woodson Avionics, Inc.): Avionics unit sales were $94,900 in the three months ended July 31, 1997 compared to $36,184 in the comparable period of the preceding year, a increase of 162.3%. Operating earnings for the three months ended July 31, 1997, were $25,549 compared to a loss of $33,375 for the three months ended July 31, 1996. A portion of the loss relates to expenses incurred due to the relocation of the facility to Phoenix, Arizona. The increase revenue is due to a closer location to major customers like Boeing (McDonnel Douglas) and the increased marketability of the new location. The Company believes the sales volume will remain relatively stable with steady growth for the next few years and hopes the relocation will allow this segment to expand and serve additional customers.

SCADA Systems and Monitoring Services (Butler National Services, Inc.): Sales for the three months ended July 31, 1997 were $362,761 compared to sales of $208,887 for the comparable period of the prior year an increase of 73.7%. Gross profit for the three months ended July 31, 1997 were $120,061 compared to $91,621 for the three months ended July 31, 1996. This segment was awarded the contracts with three additional municipalities to provide, install and maintain Telemetry Systems to be performed totalling approximately $500,000 during fiscal 1997 and 1998. Additionally, each of the contracts allow for the continued maintenance of the systems which could be renewed on an annual basis. This work is in addition to the sales to its current customers. The Company believes with the acquisition of Woodson Electrons, Inc. operating rights and assets, this segment will continue to develop and expand its customer base.

Temporary Services (Butler Temporary Services, Inc.):   This segment did not
recognize any revenue in the first quarter of fiscal 1997 and fiscal 1998. When the Company and the Tribes open the Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.

Management Services (Butler National Services Corporation):

                            -General-

     The Company received no revenue and incurred $34,365 in the first quarter 1998 and $110,000 in the first quarter 1997 for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized $44,531 and $17,000 in the first quarter of 1998 and 1997, respectively, related to shares issued for services rendered to the Company in that regard.

     The Company has invested $1,950,000 in land, land improvements and professional design fees and construction costs related to the development of Indian Gaming facilities. Included in this investment is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas and a house on four acres of land in Johnson County, Kansas. The Company believes that these tracts could be developed and sold for residential and commercial use other than Indian gaming if the gaming enterprise does not open. Additional improvements including access roads,
water and sewer services, etc. are planned for this land.   After these
improvements, the land may be sold in small tracts. These development opportunities and the NIGC approved Management Contract for construction and operation of the STABLES may allow the Company to recover the majority, if not all, of the $1,334,000 investment.

                          -Princess Maria Casino-

     In 1992, the Company signed a management agreement with the Miami Tribe to provide management services to the Miami Tribe. The Miami Tribe requested a compact with the State of Kansas for Class III Indian full-casino Indian gaming on Indian land known as the Maria Christiana Miami Reserve No. 35 located in Miami County, Kansas, on July 9, 1992.

     The Miami Tribe's 1992 compact was the subject of a lawsuit filed in February 1993, by the Miami Tribe in the Federal District Court, alleging the failure to negotiate a compact in good faith by the State of Kansas. This case has been dismissed. The United States District Court dismissed the Miami Tribe's failure to negotiate a compact suit against the State of Kansas as a result of the United States Supreme Court's ruling in Seminole v. State of Florida. The Supreme Court ruled that the provisions of the IGRA did not allow an Indian tribe to compel a state by litigation to negotiate a compact.

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

     The Miami Tribe challenged this opinion in Federal Court to prove and protect the sovereignty of the Miami Tribe and other Indian tribes relating to their lands. On April 16, 1996, the Court ruled that the Miami Tribe did not have jurisdiction because the BIA had not approved the Tribal membership of the Princess Maria heirs at the time the management agreement was submitted, therefore, the Court ordered that the NIGC's determination that Reserve No. 35 is not "Indian land" pursuant to IGRA is affirmed. However, the Court noted in its ruling that nothing precludes the Tribe from resubmitting its management agreement to the NIGC along with evidence of the current owners' consent and the newly adopted tribal amendment. On February 22, 1996, the BIA approved the Miami Tribe's constitution and the membership of the heirs. On June 16, 1996, the Tribe resubmitted the management agreement. No response has yet been received by the NIGC. Although the Court noted that the Tribe could resubmit the management agreement, the Court did not pass on whether or not a new submission will obtain approval. In July 1997, the NIGC, again, found the land not suitable for gaming, based upon the BIA's determination that Reserve No. 35 is not "Indian land" pursuant to IGRA. On August 11, 1997, the Miami Tribe filed another action to define the Indian land in the Federal District Court. The Company and the Tribe believe the land is in compliance with all laws and regulations. There can be no assurance that the Tribe will win in court.

                  -Stables Bingo and Off-Track Betting-

     In 1994, the Company signed a  Management Agreement with the Miami and
Modoc Tribes.   A class III Indian Gaming Compact for a joint-venture by the
Miami and Modoc Tribes, both of Oklahoma, has been approved by the State of Oklahoma and by the Assistant Secretary, Indian Affairs for the U.S. Department of the Interior. The Compact was published in the Federal Register on February 6, 1996, and is therefore, deemed effective. The Compact authorizes Class III (Off-Track Betting "OTB") along with Class II (high stakes bingo) at a site within the City of Miami, Oklahoma.

     The NIGC approved a management contract between the Company and the Tribes to direct the development, the construction and to manage the joint-venture gaming enterprise (the STABLES) for the Tribes. The proposed facility is planned to be approximately 28,000 square-feet and to be located directly south of the MODOC Tribal Headquarters building in Miami. As currently designed and under construction, the complex will contain off-track betting windows, a bingo hall, and a restaurant. Under the Management Agreement as approved, the Company, as a manager, is to receive a 30% share of the profits and reimbursement of the development costs.

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

     In addition, the Company maintains a relationship and agreement to manage the proposed establishment as a part of the Owners' desire to work with the Shawnee Tribe of Oklahoma. The Shawnee Tribe of Oklahoma is not a federally recognized tribe. The tribe, sometimes known as the Loyal Shawnee Tribe, is a tribe organized by a 1960 federal resolution operating within and as a part of the federal recognition of the Cherokee Nation of Oklahoma. The Indian Owners of Shawnee Reserve No. 206 have federal Indian membership cards showing them as Cherokee-Shawnee members of the Cherokee Nation of Oklahoma. The Shawnee and the Cherokee are currently working to reaffirm the Shawnee's jurisdiction over the Indian land and to open a high stakes Indian Bingo enterprise.

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

                                 -Modoc Bingo-

     The Company has a NIGC approved management contract with the Modoc Tribe, to construct and operate a Class II Indian gaming facility on Modoc Reservation lands in Eastern Oklahoma. The Tribe is working to acquire additional Indian land before this project can be started.

                                 -Other Gaming-

     The Company is currently reviewing other potential Indian gaming opportunities with other tribes. These discussions are in the early stages of negotiation and there can be no assurance that these gaming opportunities will be successful. The various managment agreements have not yet been approved by the various governing agencies and therefore are not filed as exhibits to the document.


COSTS AND EXPENSES

     The consolidated gross profit percentage improved to 32.56% for the three months ended July 31, 1997, from 19.37% for the three months ended July 31, 1996. This increase is related to the relative mix of sales volume between the higher profit business segments and the lower profit food distribution segment.

Operating expenses (selling, general and administrative) in the three months ended July 31, 1997 were $737,871 or 24.9% of sales compared to $905,789 or 17.01% of sales for the three months ended July 31, 1996, a decrease of $167,918 or 18.5%. The majority of the decreased expenses directly relate to the decreased activity at the Food Distribution segment.

Interest expense for the three months ended July 31, 1997 increased $18,148 from $56,355 in the first quarter of the prior year to $74,503. The Company continues to use its line of credit to maintain operations. The Company acquired a Lear 35 during fiscal 1996 for debt on an inventory floor plan of $1,500,000, the majority of the increase in interest expense relates to this acquisition and the related debt and the increased borrowing on the credit line.

Other income(expense) is income of $807 in the quarter ended July 31, 1997, versus expense of $2,717 in the quarter ended July 31, 1996.

     The Company employed 63 at July 31, 1997, and 58 at July 31, 1996.

EARNINGS

     The Company recorded a profit of $341,207 in the three months ended July 31, 1997. This is comparable to a profit of $63,190 in the three months ended July 31, 1996. Income per share is $.04 and income per share is $.01 for the three months ending July 31, 1997 and July 31, 1996, respectively.

CAPITAL RESOURCES

     The Company had no material commitment for capital expenditures as of July 31, 1997, except for the advances to the Miami Tribe and Modoc Tribe for the construction of the gaming establishment. The Company has advanced approximately $750,000 under the approved management contract. The Company is working with potential investors to fund the remaining $2,250,000 to complete the opening.

 LIQUIDITY

     Borrowed funds have been used primarily for working capital. Bank debt is $1,169,094 at July 31, 1997, and was $444,956 at July 31, 1996. The
Company's unused line of credit was approximately $880,906 as of July 31, 1997 and approximately $55,044 as of July 31, 1996. The interest rate on the Company's line of credit is prime plus two, as of September 15, 1997, the interest rate is 10.25%.

     The Company plans to continue using the promissory notes payable due in November, 1997, as working capital. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 1998. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable, the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

     The Company has issued stock at fair market value for various legal, marketing and consulting services, in lieu of cash payments. During fiscal 1995, the Company issued 95,000 shares of stock at a value of $219,668 for professional services to be provided in the future.

     The Company did not issue shares for professional services to be provided in the futre in fiscal 1996. The Company issued 20,000 shares for consulting services related to the acquisition of the operating rights and assets of WEI in fiscal 1997. See Note 5.

     The Company is planning a retail market test under its registered trade name, VALU FOODS, of the products being distributed by RFI. Two or more test stores are planned in smaller communities. Capital to finance this planned test marketing of approximately $500,000 may be required during fiscal 1998.

     Depending upon the development schedules, the Company, through BNSC, will need addiitonal funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available and these additional funds for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from two sources: internally generated working capital from non-gaming operations and the proceeds from an anticipated private placement of the Company's common stock. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

FORWARD LOOKING INFORMATION

     The information set forth above may include "forward-looking" information as outlined in the recently enacted Private Securities Litigation Reform Act of 1995. The Cautionary Statements filed by the Company as Exhibit 99 to this filing are incorporated herein by reference and investors are specifically referred to such Cautionary Statements for a discussion of factors which could effect the Company's operations and forward-looking statements contained herein.

                           PART II.

                      OTHER INFORMATION

Responses to items 1, 3, 4, and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

Item 2.  Changes in Securities

         On June 18, 1997, the Company issued 127,601 shares of common stock for the convertible debenture in the amount of $100,000. The shares were issued to an accredited investor. The transaction was executed in reliance upon the exemption from registration afforded by Regulation S as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended.

Item 6.  Exhibits and reports on Form 8-K.
         (A) Exhibits.

             Articles of Incorporation, as amended are incorporated by reference to Exhibit B of the Company's Proxy Statement dated August 16, 1996.

             Bylaws, as amended, are incorporated by reference to Exhibit C of the Company's Proxy Statement dated August 16, 1996.

             Exhibit Number 99.
             Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-Q for the quarter ended January 31, 1997.

             The Company agrees to file with the Commission any agreement or instrument not filed as an exhibit upon the request of the Commission.

         (B) Reports on Form 8-K.

             The Company filed a Form 8-K dated June 18, 1997 reporting under
             Item 9. Sales of Equity Securities pursuant to Regulation S.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         BUTLER NATIONAL CORPORATION
                          (Registrant)


  September 15, 1997        /S/ Clark D. Stewart
        Date                Clark D. Stewart, (President
                            and Chief Executive Officer)


  September 15, 1997        /S/ Edward J. Matukewicz
        Date                Edward J. Matukewicz,
                            (Treasurer and Chief
                             Financial Officer)