Form 10-Q
period 1997-10-31
BUTLER NATIONAL CORP
filed 1997-12-19
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                        _________________

                            FORM 10-Q
                        _________________

(Mark One)
             Quarterly Report Pursuant to Section 13 or 15(d) of the
      X      Securities Exchange Act of 1934

             For the quarter ended October 31, 1997

             Transition Report Pursuant to Section 13 or 15 (d) of the Security Exchange Act of 1934

             For the quarter ended October 31, 1997

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


The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of October 31, 1997, was 9,164,179 shares.


                       BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

ASSETS
                                              10/31/97             4/30/97
                                             (unaudited)

Current Assets:
  Cash                                        $ 202,751         $  256,449
   Accounts receivable, net of allowance for
   doubtful accounts of $360,709 at October
   31, and $178,736 at April 30, 1997           686,436          1,289,571

   Note  receivable - current                    83,400               -

   Contracts in process                             -            1,123,673
   Inventories:
      Raw materials                             883,581            711,762
      Work in process                           161,772            121,687
      Finished goods                            860,471            596,158
                                           -------------      -------------
                                              1,905,824          1,429,607
   Prepaid expenses and other assets            134,985            122,409
                                           -------------      -------------
         Total current assets                 3,013,396          4,221,709

Note receivable                                 145,950                -

Supplemental Type Certificates                1,375,284          1,364,901

Property, Plant and Equipment:
     Building                                   136,126            138,809
     Machinery and equipment                  1,141,258          1,108,650
     Office furniture and fixtures              505,481            498,830
     Leasehold improvements                      94,333             58,474
                                          -------------      --------------
         Total cost                           1,877,198          1,804,763

     Accumulated depreciation                (1,018,756)          (938,058)
                                           -------------    ---------------
                                                858,442            866,705

Other Assets (Note 1):
     Deferred costs of Indian Gaming          2,201,877          1,539,893
     Aircraft and aircraft parts              2,056,281          2,056,281
     Deferred costs: Eisenbath Agreement         -                 808,994
     Other assets                               185,115            265,525
                                          --------------       ------------
         Total Other Assets                   4,443,273          4,670,693

         Total assets                        $9,836,345        $11,124,008
                                              =========           ========
The accompanying notes are an integral part of these balance sheets.




LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank overdraft payable                 $     -            $    150,306
     Promissory notes payable                 1,528,062             382,743
     Current maturities of long-term debt        45,942              50,683
     Accounts payable                           751,709             904,559
     Customer Deposits                           99,409           1,520,035
     Accrued liabilities -
      Compensation and compensated absences     157,536             312,812
          Other                                 201,657             217,898
                                            ------------       -------------
               Total current liabilities      2,784,315           3,539,036

Long-Term Debt, net of current maturities     1,494,501           1,540,718
Convertible debenture                           850,000           1,100,000
Settlement agreement                             30,000              72,000
                                           ------------       --------------
               Total liabilities              5,158,816           6,251,754

Commitments and contingencies:

Shareholders' equity:
 Preferred stock, par value $5:
  Authorized, 200,000 shares, all classes
  $100 Class A, 9.8%, cumulative if earned,
  liquidation and redemption value $100,
  issued and outstanding, 20,000 shares         100,000            100,000
 Capital contributed in excess of par         1,900,000          1,900,000
Common stock, par value $.01:
  Authorized, 40,000,000 shares
  Issued 9,524,156 April 30, 1997 &
  9,939,179 at October 31, 1997,                 99,499             95,242
  Common stock warrants                           8,807              8,707
  Capital contributed in excess of par        5,997,052          5,725,618
Note receivable arising from stock
 purchase agreement                             (69,350)           (81,762)
Unearned service contracts                     (217,292)          (263,438)
Treasury stock, at cost (20,000
 preferred at 10/31 & 4/30                   (3,537,240)        (2,337,240)
 and common 775,000 at 10/31 &
 175,000 at 4/30)
Retained earnings                               396,053           (274,973)
 (Deficit of $11,938,813 eliminated
  October 31, 1992)
                                          --------------       ------------
 Total shareholders' equity                   4,677,529          4,872,254
                                          --------------     --------------
 Total liabilities and shareholders' equity  $9,836,345        $11,124,008
                                              =========          ========

<F1> The accompanying notes are an intregal part of these statements


                        BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME



                                                    THREE MONTHS ENDED
                                                        October 31
                                                  1997               1996
                                               (unaudited)        (unaudited)

  Net sales                                     $2,227,450         $6,117,711

  Cost of sales                                  1,439,461          5,087,388

                                          ----------------   ----------------
 Gross profit                                      787,989          1,030,323

 Selling, general and administrative expenses      674,344            948,540
                                          ----------------   ----------------
  Operating income                                 113,645             81,783

 Other income (expense):
  Interest expense                                 (52,604)           (66,742)
  Interest income                                    1,629             10,451
    Net gain - Eisenbath Agreement                    -                   -
  Other                                             19,403            (11,310)
                                          ----------------   ----------------
  Other income                                     (31,572)           (67,601)
                                          ----------------   ----------------
 Income before taxes                                82,073             14,182

 Provision for income tax                           34,471              8,000
                                          ----------------   ----------------
    Net income                               $      47,602     $        6,182
                                                  ========            ========

    Net income per share                     $         .01     $          .01
                                                  ========            ========

  Shares used in per share calculation           9,739,160          9,505,144
                                                  ========            ========


 The accompanying notes are an integral part of these statements.



                       BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME



                                                     SIX MONTHS ENDED
                                                        October 31

                                                     1997             1996
                                                 (unaudited)      (unaudited)

    Net sales                                     $5,180,360     $11,424,788

  Cost of sales                                    3,431,028       9,366,536

                                            ----------------    ----------------
 Gross profit                                      1,749,332       2,058,252

 Selling, general and administrative expenses      1,412,214       1,854,332
                                            ----------------    ----------------
  Operating income                                   337,118         203,920

 Other income (expense):
  Interest expense                                  (127,107)       (123,097)
  Interest income                                      2,436          20,276
    Net gain - Eisenbath Agreement                   456,345             -
  Other                                                2,235         (14,027)
                                            ----------------    ----------------
  Other income                                       333,909        (116,848)
                                            ----------------    ----------------
 Income before taxes                                 671,026          87,072

 Provision for income tax                            281,831          17,700
                                            ----------------    ----------------
    Net income                              $        389,195   $      69,372
                                                    ========        =========

    Net income per share                    $            .04   $         .01
                                                   =========        =========

  Shares used in per share calculation             9,739,160       9,505,144
                                                   =========        =========


The accompanying notes are an integral part of these statements.


                       BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Six Months Ended October 31,
                                                    1997            1996
                                                  (unaudited)    (unaudited)
Cash flows from operating activities:

 Net income                                    $    389,195     $   69,372
  Adjustments to reconcile income to
  net cash used in operations:
  Deferred income taxes                             281,831            -
  Depreciation                                       80,698         43,287
  Application of Supplemental Type Certificates     112,535            -
  Provision for uncollectible accounts              181,973            -
  Provision for obsolete inventories                 15,940            -

Changes in assets and liabilities:
  Accounts receivable                               421,162       (883,769)
  Contracts in process                            1,123,673        355,961
  Inventories (Increase)                           (492,157       (246,685)
  Supplemental Type Certificates (Increase)        (122,918)           -
  Prepaid expenses and other current
   assets (Increase)                                (12,576)      (409,786)
  Eisenbath Note                                     20,850            -
  Other assets                                       80,410       (527,447)
  Accounts payable (decrease)                      (152,850)       263,174
  Customer deposits (decrease)                   (1,420,626)      (208,525)
  Accrued liabilities (decrease)                   (171,517)       (42,268)
  Settlement agreement (decrease)                   (42,000)           -
                                           ----------------- ---------------
         Total adjustments                          (95,573)    (1,656,058)

                                          ------------------ ----------------
     Cash provided by (used in) operations          293,622     (1,586,686)
                                           -----------------  ---------------
Cash flows from investing activities:
 Capital expenditures, net                          (72,435)       (42,066)
 Deferred costs of Indian Gaming                   (661,984)           -
                                           -----------------  --------------
 Cash provided by (used in)
 investing activities                              (734,419)       (42,066)
                                           -----------------  --------------
Cash flows from financing activities:
 Net borrowing under promissory notes             1,145,319         98,039
   Proceeds from increase in line-of-credit            -           250,000
    Retirement of convertible debentures           (250,000)           -
    Repayments of long-term debt and
    lease obligations                               (50,955)        51,819
    Bank overdraft payable                         (150,306)       (83,666)
    Amortization of service contracts                46,146         33,229
    Debenture conversion and other stock issues     288,101        805,997
    Note receivable & redemption of common
    stock - Eisenbath Agreement                    (641,206)           -
                                           -----------------  ---------------
    Cash provided by (used in) financing
    activities                                      387,099      1,155,418
                                           -----------------  ---------------
   Net increase (decrease) in cash                  (53,698)      (473,334)


   Cash, beginning of period                        256,449        745,647
                                               -------------  -------------
   Cash, end of period                        $     202,751   $    272,313

Supplemental disclosures of cash flow
 information:
  Interest paid                               $     127,107   $    100,080
  Income taxes                                       10,000         17,580

The accompanying notes are an integral part of these statements.


                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments
(consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and six months ended October 31, 1997 are not indicative of the results of operations that may be expected for the year ending April 30, 1998.

     For further information, refer to the Consolidated Financial Statements and Footnotes included in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1997.

2. On June 26, 1996, the Company completed a private placement in which the Company issued a 8.0% cumulative convertible debenture due June 26, 1998 in the amount of $750,000. Interest to be paid at time of conversion either in cash or kind at the option of the Company. Net proceeds of the offering were $675,000, after deducting the expenses of the offering. The proceeds of the offering was utilized for relocation of the Avionics segment and additional aircraft product development.

3. The Company has capitalized approximately $2,201,877 and $1,539,893 at October 31, 1997 and April 30, 1997, respectively, of costs related to the anticipated construction of three Indian gaming facilities. These costs are
included in other assets in the accompanying balance sheet.   In the opinion
of management, these costs will be recoverable through the gaming activities or, in event the Company is unsuccessful in establishing such operations, these costs will be recovered through the liquidation of the associated assets. These costs include the following:

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

  Cash payments of approximately $82,000, $172,000, $65,000 and $57,000 in 1997, 1996, 1995, and 1994, respectively, for architectural, engineering and construction services.

  Cash Advances to the Tribes of $190,000 in fiscal 1995 which the Tribes used for the acquisition of land.

  Acquisition of land by the Company in the amount of $82,000 in fiscal year 1997 and $225,000 in fiscal 1994.

  Advances to the Indian Tribes for construction costs under an approved Management Contract during fiscal 1998 of $661,984.

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

6. During fiscal 1996, the President and CEO, Clark D. Stewart, exercised his option to purchase 400,000 shares of the Company's common stock under the terms of the 1989 Nonqualified Stock Option Plan through a loan by the Company. The shares were purchased at prices ranging from $.70 to $1.00 per share. The largest aggregate amount of indebtedness outstanding was $367,000 during fiscal 1996. The amount outstanding at October 31, 1996, was $338,634. Interest is charged at the applicable federal rate and the loan is being amortized over five years. In fiscal 1997, the officer reduced the loan balance by $277,264 through expense reimbursement and the transfer of 125,000 shares of common stock valued at $250,000. The loan balance is currently $69,350.

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

8. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended October 31, 1997 and 1996. Stock options are included in 1997 and 1996 as common stock equivalents to the extent that they are dilutive. The Convertible debenture is included in fiscal 1996 and fiscal 1997 as a common stock equivalent since the debenture is dilutive. Shares used in the per share computations are as follows:


                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                        October 31,          October 31,
                                   1997          1996      1997      1996

Common shares outstanding
beginning of period               9,651,757  9,387,890   9,524,156  9,280,890

Cumulative increase in weighted
average due to Common Stock
Equivalent net of treasury stock    (97,019)   192,005     (97,019)   147,413

Cumulative increase in weighted
average due to Convertible
Debenture                           171,922     85,284     299,523     97,303

Cumulative increase in weighted
average due to issues per
acquisition and consulting
agreements                           12,500     31,576      12,500    115,245

Cumulative increase in weighted
average due to issues per
Nonqualified Stock Option Plans        -           489         -        4,277
                                         -------------         -------------
Weighted average shares, end of
period                            9,739,160  9,697,244   9,739,160  9,645,128



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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview: Consolidated sales were $5,180,360 for the six months ended October 31, 1997, compared to $11,424,788 for the six months ended October 31, 1996, a decrease of 55%. Sales for the second fiscal quarter were $2,227,450 compared to $6,117,711 for the three months ended October 31, 1996. Sales for the six month period increased in the Avionics segment (314%), the Aircraft Modifications segment (54%) and the Monitoring Services segments (19%). Sales decreased in the Food Distribution segment (73%).

The Company recorded a net income of $389,195 for the first half of fiscal 1998 compared to $69,372 in the same period of fiscal 1997. Income was $47,602 in the current quarter compared to $6,182 in the comparable period of fiscal 1997.

Aircraft Modifications (Avcon Industries, Inc.): Sales at Avcon Industries, Inc. increased $564,630 (54%) from $1,039,769 in the first half of the prior year to $1,604,399 in the first half ending October 31, 1997. Gross profit increased from $293,007 in the six months ending October 31, 1996 to $529,705 in the six months ending October 31, 1997. Second quarter fiscal 1998 sales were $816,170 compared to $640,895 in fiscal 1997. Second quarter gross profit was $454,766 and $184,571, respectively. This segment is experiencing increased sales volume from the sale of AVCON FINS and fin related modifications. This segment is continuing to work on the development of new products and expects to see an increase in sales and gross margin in the coming quarters of fiscal 1998.

Avionics (Woodson Avionics, Inc.): Avionics sales were $321,789 for the six months ended October 31, 1997 compared to $77,795 in the comparable period of the preceding year, an increase of 314%. Operating earnings for the six months ended October 31, 1997, were $54,359 compared to a loss of
$86,553 for the six months ended October 31, 1996.   A portion of the loss
relates to expenses incurred due to the relocation of the facility to
Phoenix, Arizona.   The increase revenue is due to a closer location to
major customers like Boeing (McDonnell Douglas) and the increased
marketability of the new location.   The Company believes the sales volume
will remain relatively stable with steady growth for the next few years and hopes the relocation will allow this segment to expand and serve additional customers.

SCADA Systems and Monitoring Services (Butler National Services, Inc.):
Sales for the six months ended October 31, 1997 were $691,528 compared to sales of $582,135 for the comparable period of the prior year an increase of 19%. Gross profit for the six months ended October 31, 1997, was $297,842 compared to $216,374 for the six months ended October 31, 1996. Sales for the second quarter of fiscal 1998 were $328,766, an increase of $373,247 from the same quarter of fiscal 1997. This segment was awarded the contracts with three additional municipalities to provide, install and maintain Telemetry Systems to be performed totaling $500,000 during fiscal 1997 and 1998. Additionally, each of the contracts allow for the continued maintenance of the systems which could be renewed on an annual basis. This work is in addition to the sales to its current customers. The Company believes with the acquisition of Woodson Electronics, Inc. operating rights and assets, this segment will continue to develop and expand its customer base.

Food Distribution (R F, Inc.): Revenues from the Food Distribution business segment decreased 73% from $9,716,938 in the first six months of fiscal
1997 to $2,631,412 in the first six months of fiscal 1998.  The second
quarter revenues were $5,053,804 and $924,392 respectively.   As a result of
the redirection of the business toward the VALU FOODS concept and the Eisenbath Agreement, RFI is being changed to emphasize the brand name concept in the distribution of seconds, overruns, etc. Gross profit decreased from $642,007 in the six months ending October 31, 1996, to $529,704 in the six months ending October 31, 1997. The segment operated with a net income contribution of $11,579 for the six months and a loss of $87,055 for the second quarter.

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

Management Services (Butler National Services Corporation):

                                         -General-

The Company received no revenue and incurred $34,365 in the first six months of fiscal 1998 and $230,000 in the first six months of fiscal 1997 for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized $46,146 and 33,229 in the first quarter of 1998 and 1997, respectively, related to shares issued for services rendered to the Company in that regard.

The Company has invested $2,201,877 in land, land improvements, professional design fees and construction cost related to the development of Indian
Gaming facilities. Included in this investment is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas and a house on four acres of land in Johnson County, Kansas. The Company believes that these tracts could be developed and sold for residential and commercial use other than Indian gaming if the gaming enterprise does not open. Additional improvements including access roads,
water and sewer services, etc. are planned for this land.   After these
improvements, the land may be sold in small tracts. These development opportunities and the NIGC approved Management Contract for construction and operation of the STABLES may allow the Company to recover the majority, if not all, of the $2,201,877 investment.

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

The Miami Tribe challenged this opinion in Federal Court to prove and protect the sovereignty of the Miami Tribe and other Indian tribes relating to their lands. On April 11, 1996, the Court ruled that the Miami Tribe did not have jurisdiction because the BIA had not approved the Tribal membership of the Princess Maria heirs at the time the management agreement was submitted, therefore, the Court ordered that the NIGC's determination that Reserve No. 35 is not "Indian land" pursuant to IGRA is affirmed. However, the Court noted in its ruling that nothing precludes the Tribe from resubmitting its management agreement to the NIGC along with evidence of the current owners' consent and the newly adopted tribal amendment. On February 22, 1996, the BIA approved the Miami Tribe's constitution and the membership of the heirs. The Tribe has resubmitted the management agreement, no approval has yet been received by the NIGC. Although the Court noted that the Tribe could resubmit the management agreement, the Court did not pass on whether or not a new submission will obtain approval. In July 1997, the NIGC, again, found the land not suitable for gaming, based upon the BIA's determination that Reserve No. 35 is not "Indian land" pursuant to IGRA. On August 11, 1997, the Miami Tribe filed another action to define the Indian land in the Federal District Court. The Company and the Tribe believe the land is in compliance with all laws and regulations. There can be no assurance that the Tribe will win in court.

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

The NIGC approved management contract between the Company and the Tribes to direct the development, the construction and to manage the joint-venture gaming enterprise (the STABLES) for the Tribes. The proposed facility is planned to be approximately 28,000 square-feet and to be located directly south of the Modoc Tribal Headquarters building in Miami. As currently designed and under construction, the complex will contain off-track betting windows, a bingo hall, and a restaurant. Under the Management Agreement as approved, the Company, as manager, is to receive a 30% share of the profits and reimbursement of the development costs.

                                 -Shawnee Reserve No. 206-

Since 1992, the Company has maintained a business relationship with approximately seventy Indian and Non-Indian heirs (the "Owners") of the Newton McNeer Shawnee Reserve No. 206 ("Shawnee Reserve No. 206"). This relationship includes assistance with the defense of the property against adverse possession by one family member in exchange for being named the manager for any Indian gaming enterprises that may be established on the land. As a result of the Company's assistance, the Owners are in the process of becoming the undisputed beneficial owners of approximately 72 acres of the Shawnee Reserve No. 206 as ordered by the United States District Court for the District of Kansas. The Company has purchased options for an additional 17 acres and purchased a four acre tract contiguous to the Indian land.

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

                                       -Modoc Bingo-

The Company has an NIGC approved management contract with the Modoc Tribe, to construct and operate a Class II Indian gaming facility on Modoc Reservation lands in Eastern Oklahoma. The Tribe is working to acquire additional Indian land before this project can be started.

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

COSTS AND EXPENSES

The consolidated gross profit percentage improved to 33.8% for the six months and 35.4% for the three months ended October 31, 1997, from 18% for the six months and 16.8% for the three months ended October 31, 1996. This increase is related to the relative mix of sales volume between the higher profit business segments and the lower profit food distribution segment.

Operating expenses (selling, general and administrative) in the six months ended October 31, 1997, were $1,412,214 or 27.3% of sales compared to $1,854,322 or 16.2% of sales for the six months ended October 31, 1996, a decrease of $442,108 or 23.8%. Costs for the three month period were $675,267 in fiscal 1998 and $1,028,093 in fiscal 1997. The majority of the decreased expenses directly relate to the decreased activity at the Food Distribution segment.

Interest expense for the six months ended October 31, 1997, was $127,106 compared to the first six months of the prior year of $123,097. The Company continues to use its line of credit to maintain operations. The Company acquired a Lear 35 during fiscal 1996 for debt on an inventory floor plan of $1,500,000, the majority of the increase in interest expense relates to this acquisition and the related debt and the increased borrowing on the credit line.

Other income(expense) is income of $457,915, primarily from the Eisenbath deal, in the six months ended October 31, 1997, versus expense of $14,027 for the six months ended October 31, 1996.

The Company employed 60 people at October 31, 1997, and 68 people at October 31, 1996.

EARNINGS

The Company recorded a profit of $389,195 in the six months ended October 31, 1997. This is comparable to a profit of $69,372 in the six months ended October 31, 1996. Income per share is $.04 and income per share is $.01 for the six months ending October 31, 1997, and October 31, 1996, respectively. Second quarter earnings were $47,602 ($0.01 per share) in fiscal 1998 and $6,182 in fiscal 1997.

CAPITAL RESOURCES

The Company had no material commitment for capital expenditures as of October 31, 1997, except for the advances to the Miami Tribe and Modoc Tribe for the construction of the gaming establishment. The Company has advanced approximately $1,000,000 under the approved management contract. The Company is working with potential investors to fund the remaining $2,000,000 to complete the opening.

 LIQUIDITY

Borrowed funds have been used primarily for working capital. Bank debt is $1,528,062 at October 31, 1997, and was $649,473 at October 31, 1996.
The Company's unused line of credit was approximately $423,888 as of October 31, 1997, and approximately $216,951 as of October 31, 1996. The interest rate on the Company's line of credit is prime plus two, as of December 15, 1997, the interest rate is 10.25%.

The Company plans to continue using the promissory notes payable due in
February, 1998, as working capital.   The Company believes the extensions
will continue and does not anticipate the repayment of these notes in fiscal 1998. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

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

The Company is operating a retail market test under its registered trade name, VALU FOODS , of the products being distributed by RFI. Two or more test stores are planned in smaller communities. Capital to finance this planned test marketing of approximately $500,000 may be required during fiscal 1998.

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

                  PART II.
                                      OTHER INFORMATION
Responses to items 1, 3, and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

  Item 2. Changes in Securities

  On September 15, 1997, the Company issued 115,500 shares of restricted common stock, $.01 par value, for the amended warrants exercised under the 1933 Regulation D offering in the amount of $103,950. The shares were issued to the 1993 accredited investors.

  On September 16, 1997, the Company issued 61,538 shares of common stock, $.01 par value, for the convertible debenture in the amount of $50,000 face value plus interest. The shares were issued to an accredited investor. The transaction was executed in reliance upon the exemption from registration afforded by Regulation S as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended.

  On October 14, 1997, the Company issued 110,384 shares of common stock, $.01 par value, for the convertible debenture in the amount of $100,000 face value plus interest. The shares were issued to an accredited investor. The transaction was executed in reliance upon the exemption from registration afforded by Regulation S as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to Vote of Security Holders

  The Company held the annual meeting of shareholders on October 21, 1997. In addition to the election of directors, the following items were submitted to and approved by the shareholders.

  The ratification of the selection of Arthur Andersen LLP as auditors for the fiscal year ending April 30, 1998. Shares voting for appointing Arthur Andersen LLP wer 6,198,238, against 402,510, and abstentions were 84,788.

 Item 6.  Exhibits and reports on Form 8-K.
  (A) Exhibits.

  Articles of Incorporation, as amended are incorporated by reference to Exhibit B of the Company's Proxy Statement dated August 16, 1996.

  Bylaws, as amended, are incorporated by reference to Exhibit C the Company's Proxy Statement dated August 16, 1996.

  Exhibit Number 99.
  Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-Q for the quarter ended January 31, 1997.

  The Company agrees to file with the Commission any agreement or instrument not filed as an exhibit upon the request of the Commission.




  (B) Reports on Form 8-K.

  The Company filed a Form 8-K dated September 16, 1997 reporting under Item 9. Sales of Equity Securities pursuant to Regulation S.

  The Company filed a Form 8-K dated October 14, 1997 reporting under Item 9. Sales of Equity Securities pursuant to Regulation S.

                                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUTLER NATIONAL CORPORATION
(Registrant)





December 19, 1997            /S/ Clark D. Stewart
      Date                   Clark D. Stewart, (President
                             and Chief Executive Officer)


December 19, 1997            /S/ Edward J. Matukewicz
      Date                   Edward J. Matukewicz,
                             (Treasurer and Chief
                             Financial Officer)