Form 10-Q
period 1998-01-31
BUTLER NATIONAL CORP
filed 1998-03-13
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q


(Mark One)
           Quarterly Report Pursuant to Section 13 or 15(d) of the
      X               Securities Exchange Act of 1934

                 For the quarter ended January 31, 1998

         Transition Report Pursuant to Section 13 or 15 (d) of the
                      Security Exchange Act  of 1934

                 For the quarter ended January 31, 1998

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


     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of January 31, 1998, was 9,504,470 shares.

                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


                                  INDEX

PART I.        FINANCIAL INFORMATION:

                                                         Page No.

     Consolidated Balance Sheets - January 31, 1998
        and April 30, 1997............................      3

     Consolidated Statements of Income - Three
        Months ended January 31, 1998 and 1997........      4

     Consolidated Statements of Income - Nine
        Months ended January 31, 1998 and 1997........      5

     Consolidated Statements of Cash Flows - Nine
        Months ended January 31, 1998 and 1997........      6

     Notes to Consolidated Financial Statements.......      7-8

     Management's Discussion and Analysis
        Financial Condition and Results of Operations.      9-13

PART II.

     OTHER INFORMATION................................      14-15


     SIGNATURES.......................................      16



                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


ASSETS                                        01/31/98          4/30/97
                                             (unaudited)

Current Assets:
     Cash                                     $ 261,417      $  256,449
     Accounts receivable, net of allowance
     for doubtful accounts of $360,709 at
     January 31, and $178,736 at
     April 30, 1997                             964,942       1,289,571
     Note  receivable - current                  83,400            -

     Contracts in process                       261,000       1,123,673
     Inventories:
          Raw materials                       1,088,234         711,762
          Work in process                       124,785         121,687
          Finished goods                        830,735         596,158
                                         --------------  --------------
                                              2,043,754       1,429,607
      Prepaid expenses and other assets         131,320         122,409
                                         --------------  --------------
               Total current assets           3,745,833       4,221,709

Note receivable                                 125,100            -

Supplemental Type Certificates                1,302,101       1,364,901

Property, Plant and Equipment:
     Building                                   150,240         138,809
     Machinery and equipment                  1,158,745       1,108,650
     Office furniture and fixtures              543,307         498,830
     Leasehold improvements                      94,423          58,474
                                         --------------  --------------
               Total cost                     1,946,715       1,804,763

     Accumulated depreciation                (1,084,816)       (938,058)
                                        --------------- ---------------
                                                861,899         866,705

Other Assets (Note 1):
     Deferred costs of Indian Gaming          3,081,848       1,539,893
     Aircraft and aircraft parts              2,056,281       2,056,281
     Deferred costs: Eisenbath Agreement           -            808,994
     Other assets                               269,813         265,525
                                         --------------  --------------
               Total Other Assets             5,407,942       4,670,693

               Total assets                 $11,442,875     $11,124,008
                                              =========        ========
The accompanying notes are an integral part of these balance sheets.



LIABILITIES AND SHAREHOLDERS' EQUITY           1/31/98          4/30/97
                                             (unaudited)
Current Liabilities:
     Bank overdraft payable             $          -        $   150,306
     Promissory notes payable                 1,412,386         382,743
     Current maturities of long-term debt         5,668          50,683
     Accounts payable                           734,688         904,559
     Customer Deposits                          335,735       1,520,035
     Accrued liabilities -
          Compensation and compensated
          absences                              117,402         312,812
          Other                                 280,671         217,898
                                         --------------  --------------
               Total current liabilities      2,886,550       3,539,036

Long-Term Debt, net of current maturities     1,491,242       1,540,718
Convertible debenture                           750,000       1,100,000
Settlement agreement                             61,150          72,000
                                         --------------  --------------
               Total liabilities              5,188,942       6,251,754

Commitments and contingencies:

Shareholders' equity:
  Preferred stock, par value $5:
    Authorized, 200,000 shares, all classes
    $1,000 Class B, 6%, cumulative if earned,
    liquidation and redemption value $1,000,
    issued and outstanding, 1,500 shares          7,500        100,000
   Capital contributed in excess of par       1,082,459      1,900,000
     Common stock, par value $.01:
      Authorized, 40,000,000 shares
      Issued 9,524,156 April 30, 1997 &
      10,277,470 at January 31, 1998,           102,775         95,242
     Common stock warrants                        8,807          8,707
      Capital contributed in excess of par    6,319,776      5,725,618
     Note receivable arising from stock
      purchase agreement                        (63,012)       (81,762)
     Unearned service contracts                (187,761)      (263,438)
     Treasury stock, at cost (common
      775,000 at 1/31/98                     (1,537,240)    (2,337,240)
      and 175,000 at 4/30/97)
     Retained earnings                          520,629       (274,973)
      (Deficit of $11,938,813 eliminated
       October 31, 1992)
                                         -------------- --------------
           Total shareholders' equity         6,253,933      4,872,254
                                        --------------- ---------------
           Total liabilities and
            shareholders' equity            $11,442,875    $11,124,008
                                              =========       ========


                        BUTLER NATIONAL CORPORATION AND
                                   SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME





                                             THREE MONTHS ENDED
                                                January 31,
                                          1998                  1997
                                       (unaudited)           (unaudited)


     Net sales                          $2,269,607           $4,946,796

     Cost of sales                       1,693,132            4,107,262

                                  ----------------     ----------------
     Gross profit                          576,475              839,534

     Selling, general and
     administrative expenses               439,861            1,199,889
                                   ----------------    ----------------
          Operating income                 136,614             (360,355)


     Other income (expense):

          Interest expense                 (72,747)             (66,766)
          Interest income                      794                7,357
          Net gain - Eisenbath Agreement       -                    -
          Other                             61,061              (11,722)
                                   ----------------    ----------------
          Other income                     (10,892)             (71,131)
                                   ----------------    ----------------
     Income before taxes                   125,722             (431,486)


     Provision for income tax               52,803                 -
                                   ----------------    ----------------
               Net income             $     72,919       $     (431,486)
                                         =========             ========

     Net income per share             $        .01       $        (0.05)
                                         =========             ========

     Shares used in per share
     calculation                        10,329,192            9,495,631
                                         =========             ========



      The accompanying notes are an integral part of these statements.



                   BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                               NINE MONTHS ENDED
                                                  January 31,

                                           1998                  1997
                                       (unaudited)           (unaudited)

     Net sales                          $7,449,966           $16,371,584

     Cost of sales                       5,124,159            13,473,798

                                  ----------------      ----------------
     Gross profit                        2,325,807             2,897,786

     Selling, general and
     administrative expenses             1,852,557             3,071,922
                                   ----------------     ----------------
          Operating income                 473,250              (174,136)


     Other income (expense):

          Interest expense                (199,853)            (189,863)
          Interest income                    3,230               27,631
          Net gain - Eisenbath Agreement       -                   -
          Other                            518,976              (25,746)
                                   ----------------    ----------------
          Other income                     322,353             (187,978)
                                   ----------------    ----------------
     Income before taxes                   795,603             (362,114)


     Provision for income tax              334,153                 -

                                   ----------------    ----------------
               Net income            $     461,450       $     (362,114)
                                          ========            =========

     Net income per share            $         .05       $        (0.04)
                                         =========            =========

     Shares used in per share
     calculation                        10,329,192            9,441,311
                                         =========            =========



The accompanying notes are an integral part of these statements.



                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Nine Months Ended January 31,
                                             1998                  1997
                                          (unaudited)           (unaudited)

Cash flows from operating
activities:


Net income                             $     461,449        $     (362,114)
Adjustments to reconcile income to
   net cash used in operations:

   Deferred income taxes                     334,153                   -
   Depreciation                              146,758                63,743
   Application of Supplemental Type
    Certificates                             198,478                   -
   Provision for uncollectible accounts      181,971                   -
   Provision for obsolete inventories         15,940                   -

Changes in assets and liabilities:
   Accounts receivable                       142,656              (371,518)
   Contracts in process                      862,673               (59,138)
   Inventories (Increase)                   (630,087)             (553,729)
   Supplemental Type Certificates
    (Increase)                              (135,678)                  -
   Prepaid expenses and other current
     assets (Increase)                        (8,911)              (92,457)
   Eisenbath Note                             41,700                   -
   Other assets                               (4,288)             (608,873)
   Accounts payable (decrease)              (169,871)              (95,588)
   Customer deposits (decrease)           (1,184,300)              175,683
   Accrued liabilities (decrease)            (89,486)             (120,321)
   Settlement agreement (decrease)           (54,000)                  -
                                    -----------------     ----------------
               Total adjustments            (352,292)           (1,662,198)
                                   ------------------     ----------------
Cash provided by (used in) operations        109,157            (2,024,312)
                                    -----------------     ----------------
Cash flows from investing activities:
   Capital expenditures, net                (141,951)              (71,905)
   Deferred costs of Indian Gaming        (1,541,955)                  -
                                    -----------------     ----------------
Cash provided by (used in)
investing activities                      (1,683,906)              (71,905)

                                    -----------------     ----------------
Cash flows from financing
activities:

   Net borrowing under promissory
    notes                                  1,029,643               171,900
   Proceeds from increase in
    line-of-credit                              -                  250,000
   Retirement of convertible debentures     (350,000)                 -
   Repayments of long-term debt and
    lease obligations                        (94,491)              (98,596)
   Proceeds from borrowings of debt             -                  100,000
   Bank overdraft payable                   (150,306)             (147,139)
   Amortization of service contracts          75,677                56,788
   Debenture conversion and other common
    stock issues                             620,441             1,324,582
   Class B preferred issues                1,089,959                   -
   Note receivable & redemption of
    common stock - Eisenbath Agreement      (641,206)                  -

                                   -----------------      -----------------
       Cash provided by (used in)
        financing activities               1,579,717             1,657,535

                                   -----------------      -----------------
Net increase (decrease) in
 cash                                         (4,968)             (438,682)


Cash, beginning of period                    256,449               745,647
                                    ----------------       -----------------
Cash, end of period                   $      261,417      $        306,965
                                    ================       =================
Supplemental disclosures of cash
 flow information:
     Interest paid                    $      199,853      $        157,928
     Income taxes                             10,000                22,430

The accompanying notes are an integral part of these statements.


                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and nine months ended January 31, 1998 are not indicative of the results of operations that may be expected for the year ending April 30, 1998.

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

3. The Company has capitalized approximately $3,081,848 and $1,539,893 at January 31, 1998 and April 30, 1997, respectively, of costs related to the anticipated construction of three Indian gaming facilities. These costs are
included in other assets in the accompanying balance sheet.   In the opinion
of management, these costs will be recoverable through the gaming activities or, in the event the Company is unsuccessful in establishing such operations, these costs will be recovered through the liquidation of the associated assets. These costs include the following:

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

     Advances to the Indian Tribes for construction costs under an approved Management Contract during fiscal 1998 of $1,541,955.

4. The Company had an employment agreement with an individual which the Company terminated in April 1995. This individual filed a lawsuit against the Company, the President of the Company and various corporate subsidiaries alleging the Company wrongfully terminated the individual's employment in breach of the contract. The suit was filed in October, 1995, in State Court in Johnson County, Kansas. The Company and the individual reached an agreement to settle and release all claims and counterclaims on May 1, 1997. The individual dismissed the lawsuit with prejudice. The terms of the Settlement Agreement include payments by the Company to the individual during fiscal 1998 and fiscal 1999.

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

6. During fiscal 1996, the President and CEO, Clark D. Stewart, exercised his option to purchase 400,000 shares of the Company's common stock under the terms of the 1989 Nonqualified Stock Option Plan through a loan by the Company. The shares were purchased at prices ranging from $.70 to $1.00 per share. The largest aggregate amount of indebtedness outstanding was $367,000 during fiscal 1996. The amount outstanding at October 31, 1996, was $338,634. Interest is charged at the applicable federal rate and the loan is being amortized over five years. In fiscal 1997, the officer reduced the loan balance by $277,264 through expense reimbursement and the loan of 125,000 shares of common stock valued at $250,000. The loan balance is currently $63,012.

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

8. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended January 31, 1998 and 1997. Stock options are included in 1998 and 1997 as common stock equivalents to the extent that they are dilutive. The Convertible debenture is included in fiscal 1997 and fiscal 1998 as a common stock equivalent since the debenture is dilutive. Shares used in the per share computations are as follows:



                                     THREE MONTHS ENDED     NINE MONTHS ENDED

                                        January 31,             January 31,

                                     1998          1997     1998         1997



Common shares outstanding
 beginning of period              9,739,160   9,400,412   9,524,156  9,280,890

Cumulative increase in weighted
 average due to Common Stock
 Equivalent net of treasury stock   412,449       -         389,627       -

Cumulative increase in weighted
average due to Convertible
Debenture                           173,342     95,219      411,168     31,740

Cumulative increase in weighted
average due to issues per
acquisition and consulting
agreements                            4,241       -           4,241    121,830

Cumulative increase in weighted
average due to issues per
Nonqualified Stock Option Plans         -         -              -       6,851

                                -----------  ----------- ---------- -----------
Weighted average shares,
 end of period                   10,329,192   9,495,631  10,329,192  9,441,311


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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview: Consolidated sales were $7,449,966 for the nine months ended January 31, 1998, compared to $16,371,584 for the nine months ended January 31, 1997, a decrease of 55%. Sales for the third fiscal quarter were $2,269,606 compared to $4,946,796 for the three months ended January 31, 1997. Sales for the nine month period increased in the Avionics segment (100%), the Aircraft Modifications segment (41%) and the Monitoring Services segments (14%). Sales decreased in the Food Distribution segment (73%).

The Company recorded a net income of $461,449 for the first nine months of fiscal 1998 compared to a loss of $362,114 in the same period of fiscal 1997. Income was $72,919 in the current quarter compared to a loss of $431,486 in the comparable period of fiscal 1997.

Aircraft Modifications (Avcon Industries, Inc.): Sales at Avcon Industries, Inc. increased $726,224 (41%) from $1,765,320 in the first nine months of the prior year to $2,491,544 in the first nine months ending January 31, 1998. Gross profit increased from $510,859 in the nine months ending January 31, 1997 to $1,055,075 in the nine months ending January 31, 1998. Third quarter fiscal 1998 sales were $887,145 compared to $725,551 in fiscal 1997. Third quarter gross profit was $304,913 and $217,854, respectively. This segment is experiencing increased sales volume from the sale of Falcon 20 Cargo Doors, AVCON FINS and fin related modifications. This segment is continuing to work on the development of new products and expects to see an increase in sales and gross margin in the coming quarters of fiscal 1998.

Avionics (Woodson Avionics, Inc.): Avionics sales were $444,624 for the nine months ended January 31, 1998 compared to $221,648 in the comparable period of the preceding year, an increase of 100%. Operating earnings for the nine months ended January 31, 1998, were $66,061 compared to a loss of $61,069 for
the nine months ended January 31, 1997.   A portion of the loss relates to
expenses incurred due to the relocation of the facility to Phoenix, Arizona. The increase in revenue is due to a closer location to major customers like Boeing (McDonnell Douglas) and the increased marketability of the new
location.   The Company believes the sales volume will remain relatively stable with steady growth for the next few years and hopes the relocation will allow this segment to expand and serve additional customers.

SCADA Systems and Monitoring Services (Butler National Services, Inc.): Sales for the nine months ended January 31, 1998 were $901,581 compared to sales of $794,108 for the comparable period of the prior year an increase of 14%.
Gross profit for the nine months ended January 31, 1998, was $334,264 compared to $303,540 for the nine months ended January 31, 1997. Sales for the third quarter of fiscal 1998 were $210,053, a decrease of $1,920 from the same quarter of fiscal 1997. This segment was awarded the contracts with three additional municipalities to provide, install and maintain Telemetry Systems to be performed totaling $500,000 during fiscal 1997 and 1998. Additionally, each of the contracts allow for the continued maintenance of the systems which could be renewed on an annual basis. This work is in addition to the sales to its current customers. The Company believes with the acquisition of Woodson Electronics, Inc. operating rights and assets, this segment will continue to develop and expand its customer base.

Food Distribution R F, Inc.): Revenues from the Food Distribution business segment decreased 73% from $13,589,037 in the first nine months of fiscal 1997 to $3,631,051 in the first nine months of fiscal 1998. The third quarter
revenues were $3,872,099 and $999,639 respectively.   As a result of the
redirection of the business toward the VALU FOODS® concept and the Eisenbath Agreement, RFI is being changed to emphasize the brand name concept in the distribution of seconds, overruns, etc. Gross profit decreased from $1,608,942 in the nine months ending January 31, 1997, to $693,669 in the nine months ending January 31, 1998. These changes have not yet been successful and the segment operated with no net income contribution for the nine months and a loss of $11,579 for the third quarter.

The Company has evaluated the operations of this segment over the past twelve months and has attempted to implement policies and procedures to return the segment to an acceptable level of profitability. At the end of the current quarter, the Company determined that the wholesale part of this segment, R F, Inc.(Redi-Foods), should liquidate the inventories not related to the brand name concept and discontinue operations in the wholesale market. The Company is not able to determine if adequate reserves have been provided to cover the cost of the inventory liquidations and possible inability to collect receivables during the fourth quarter of fiscal 1998.

Temporary Services (Butler Temporary Services, Inc.):   This segment did not
recognize any revenue in the third quarter of fiscal 1997 and fiscal 1998. When the Company and the Tribes open the Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.

Management Services (Butler National Services Corporation):

                                -General-

The Company received no revenue and incurred $29,569 in expenses in the first nine months of fiscal 1998 and $345,000 in the first nine months of fiscal 1997 for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized $75,677 and $56,788 in the first nine months of 1998 and 1997, respectively, related to shares issued for services rendered to the Company in that regard.

The Company has invested $3,081,848 in land, land improvements, professional design fees and construction costs related to the development of Indian Gaming facilities. Included in this investment is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas and a house on four acres of land in Johnson County, Kansas. The Company believes that these tracts could be developed and sold for residential and commercial use other than Indian gaming if the gaming enterprise does not open. Additional improvements including access roads,
water and sewer services, etc. are planned for this land.   After these
improvements, the land may be sold in small tracts. These development opportunities and the NIGC approved Management Contract for construction and operation of the STABLES may allow the Company to recover the majority, if not all, of the $3,081,848 investment.

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


COSTS AND EXPENSES

The consolidated gross profit percentage improved to 31.2% for the nine months and 25.4% for the three months ended January 31, 1998, from 18% for the nine months and 17% for the three months ended January 31, 1997. This increase is related to the relative mix of sales volume between the higher profit business segments and the lower profit food distribution segment.

Operating expenses (selling, general and administrative) in the nine months ended January 31, 1998, were $1,852,557 or 24.9% of sales compared to $3,071,922 or 18.8% of sales for the nine months ended January 31, 1997, a decrease of $1,219,365 or 39.6%. Costs for the three month period were $439,861 in fiscal 1998 and $1,199,899 in fiscal 1997. The majority of the decreased expenses directly relate to the decreased activity at the Food Distribution segment.

Interest expense for the nine months ended January 31, 1998, was $199,853 compared to the first nine months of the prior year of $157,928. The Company continues to use its line of credit to maintain operations. The Company acquired a Lear 35 during fiscal 1996 for debt on an inventory floor plan of $1,500,000, the majority of the increase in interest expense relates to this acquisition and the related debt and the increased borrowing on the credit line to finance inventory levels at the Food Distribution segment..

Other income(expense) is income of $333,244, primarily from the Eisenbath deal, in the nine months ended January 31, 1998, versus expense of $25,746 for the nine months ended January 31, 1997.

The Company employed 73 people at January 31, 1998, and 79 people at January 31, 1997.

EARNINGS

The Company recorded a profit of $461,449 after a provision for income taxes of $334,153 in the nine months ended January 31, 1998. This is comparable to a loss of $362,114 in the nine months ended January 31, 1997. Income per share is $.05 and a loss per share of $.04 for the nine months ending January 31, 1998, and January 31, 1997, respectively. Third quarter earnings were $72,919 ($0.01 per share) in fiscal 1998 and a loss of $431,486 ($0.05 per share) in fiscal 1997.

CAPITAL RESOURCES

The Company had no material commitment for capital expenditures as of January 31, 1998, except for the advances to the Miami Tribe and Modoc Tribe for the construction of the gaming establishment. The Company has advanced approximately $1,750,000 under the approved management contract. Funds were provided from Company operations and the sale of Class B Preferred Stock. The Company is working with investment bankers and potential investors to fund the remaining $1,750,000 to complete the opening.

LIQUIDITY

Borrowed funds have been used primarily for working capital. Bank debt is $1,412,386 at January 31, 1998, and was $723,334 at January 31, 1997. The
Company's unused line of credit was approximately $537,614 as of January 31, 1998, and approximately $26,666 as of January 31, 1997. The interest rate on the Company's line of credit is prime plus two, as of March 13, 1997, the interest rate is 10.50%.

The Company plans to continue using the promissory notes payable due in May,
1998, as working capital.   The Company believes the extensions will continue
and does not anticipate the repayment of these notes in fiscal 1998. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

The Company has issued stock at fair market value for various legal, marketing and consulting services, in lieu of cash payments. During fiscal 1995, the Company issued 95,000 share of stock at a value of $219,668 for professional services to be provided in the future.

The Company did not issue shares for professional services to be provided in the future in fiscal 1996. The Company issued 135,000 shares for consulting services related to the acquisition of the operating rights and assets of WEI in fiscal 1997 and 12,722 shares have been issued for consulting services during the first nine months of fiscal 1998.

The Company is operating a retail market test under its registered trade name, VALU FOODS®, of the products being distributed by RFI. Two or more test stores are planned in smaller communities. Capital to finance this planned test marketing of approximately $500,000 may be required during fiscal 1999.

Depending upon the development schedules, the Company, through BNSC, will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available and these additional funds for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from two sources: internally generated working capital from non-gaming operations and the proceeds from an anticipated private placement of the Company's common stock. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues. The Company is working with an investment banking firm to finance the remainder of the construction and opening costs for the STABLES through an issue of debt secured by the cash generation of the establishment. This financing is planned to be completed during the fourth quarter of fiscal 1998.

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

Item 2.  Changes in Securities


On November 30, 1997, the Company issued 127,569 shares of common stock, $.01 par value, for the convertible debenture in the amount of $100,000 face value plus interest. The shares were issued to an accredited investor. The transaction was executed in reliance upon the exemption from registration afforded by Regulation S as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended.

On December 1, 1997, the Company issued 12,722 shares of restricted common stock, $.01 par value, to two individuals for consulting services valued at $11,450.

On December 16, 1997, the Company issued 200,000 shares of restricted common stock, $.01 par value, to allow the retirement of the unregistered $100 Class A, 9.8% convertible preferred stock in the amount of $226,000 face value. The shares were issued to an accredited investor with potential conversion rights under the class A preferred.

On December 16, 1997, the Company issued 1,500 shares of unregistered,
$1,000 Class B, 6% Preferred Stock $5 par value to five investors in the amount of $1,500,000 face value with conversion rights into common stock, $.01 par value. Net proceeds to the Company were $1,089,959 after expenses, fees, and the retirement of the class A preferred described above. The transaction was executed in reliance upon the exemption from registration afforded by Regulation S as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended.

On December 16, 1997, the Company completed the issue of unregistered
Class AA Warrants to purchase 150,000 shares of restricted common stock, $.01 par value, at a purchase price of $1.13 per share, expiring December 5, 2000.

On December 16, 1997, the Company entered into an agreement with a Financial Consulting Company to issue a potential 750,000 shares of common stock, $.01 par value, for services to be rendered and as options to be exercised at purchase prices from $1.00 to $1.75 per share.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 6. Exhibits and reports on Form 8-K.
(A) Exhibits.

Exhibit 1(a). Pursuant to Rule 601 4v. Attached is the Certificate To Set Forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series B 6% Cumulative Convertible Preferred Stock, $5.00 Par Value Per Share.

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

(B) Reports on Form 8-K.

The Company filed a Form 8-K dated November 30, 1997, reporting under Item 9. Sales of Equity Securities pursuant to Regulation S.

The Company filed a Form 8-K dated December 16, 1997, reporting under
Item 9. Sales of Equity Securities pursuant to Regulation S.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       BUTLER NATIONAL CORPORATION
                              (Registrant)





March 13, 1998              /S/ Clark D. Stewart
    Date                    Clark D. Stewart, (President
                            and Chief Executive Officer)


March 13, 1998              /S/ Edward J. Matukewicz
    Date                    Edward J. Matukewicz,
                            (Treasurer and Chief
                            Financial Officer)