Form 10-Q/A
period 1998-01-31
BUTLER NATIONAL CORP
filed 1998-03-16
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q
                             Amendment No. 1

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

Commitments and contingencies:

Shareholders' equity:
  Preferred stock, par value $5:
    Authorized, 200,000 shares, all classes
    $1,000 Class B, 6%, cumulative if earned,
    liquidation and redemption value $1,000,
    issued and outstanding, 1,500 shares          7,500        100,000
   Capital contributed in excess of par       1,082,459      1,900,000
     Common stock, par value $.01:
      Authorized, 40,000,000 shares
      Issued 9,524,156 April 30, 1997 &
      10,277,470 at January 31, 1998,           102,775         95,242
     Common stock warrants                        8,807          8,707
      Capital contributed in excess of par    6,319,776      5,725,618
     Note receivable arising from stock
      purchase agreement                        (63,012)       (81,762)
     Unearned service contracts                (187,761)      (263,438)
     Treasury stock, at cost (common
      775,000 at 1/31/98                     (1,537,240)    (2,337,240)
      and 2,175,000 at 4/30/97)
     Retained earnings                          520,629       (274,973)
      (Deficit of $11,938,813 eliminated
       October 31, 1992)
                                         -------------- --------------
           Total shareholders' equity         6,253,933      4,872,254
                                        --------------- ---------------
           Total liabilities and
            shareholders' equity            $11,442,875    $11,124,008
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

Advances to the Indian Tribes for construction costs under an approved Management Contract during fiscal 1998 of $1,541,955. The Company is working with investment bankers and potential investors to fund the remaining $1,750,000 to complete the opening. The approved Management Contract allows the Company to recover up to $3,500,000 from the operation of the enterprise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has invested no funds in market risk sensitive instruments.

"YEAR 2000"

The Company has considered and continues to evaluate the "Year 2000" computer processing issues in all business segments. The Company has purchased and plans to replace its central computer system and all operating and application software with Year 2000 compatible products in the summer of 1998. The cost of this replacement is approximately $125,000.

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

Item 2.  Changes in Securities


On November 30, 1997, the Company issued 127,569 shares of common stock, $.01 par value, for the convertible debenture in the amount of $100,000 face value plus interest. The shares were issued to an accredited investor. The transaction was executed in reliance upon the exemption from registration afforded by Regulation S as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended (the "Securities Act").

On December 1, 1997, the Company issued 12,722 shares of restricted common stock, $.01 par value, to two individuals for consulting services valued at $11,450 in a private placement exempt under Section 4(2) of the Securities Act.

On December 16, 1997, the Company issued 200,000 shares of restricted common stock, $.01 par value, to allow the retirement of the unregistered $100 Class A, 9.8% convertible preferred stock in the amount of $226,000 face value. The shares were issued to an accredited investor with potential conversion rights under the class A preferred. The shares were issued in a private placement exempt under Section 4(2) of the Securities Act.

On December 16, 1997, the Company issued 1,500 shares of unregistered,
$1,000 Class B, 6% Preferred Stock $5 par value, and completed the issue of unregistered Class AA Warrants to purchase 150,000 shares of restricted common stock, $.01 par value at a purchase price of $1.13 per share, expiring December 5, 2000, to five investors in the amount of $1,500,000 face value with conversion rights into common stock, $.01 par value. Net proceeds to the Company were $1,089,959 after expenses, fees, and the retirement of the class A preferred described above. The transaction was executed in reliance upon the exemption from registration afforded by Regulation S as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended.

On December 16, 1997, the Company entered into an agreement with a Financial Consulting Company to issue a potential 750,000 shares of common stock, $.01 par value, for services to be rendered and as options to be exercised at purchase prices from $1.00 to $1.75 per share, with 200,000 options expiring in ninety (90) days and the balance expiring in two (2) years.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 6. Exhibits and reports on Form 8-K.
(A) Exhibits.

3.1 Articles of Incorporation, as amended are incorporated by reference to Exhibit B of the Company's Proxy Statement dated August 16, 1996.

3.2 Bylaws, as amended, are incorporated by reference to Exhibit C of the Company's Proxy Statement dated August 16, 1996.

4.1  Pursuant to Rule 601 4v. Attached is the Certificate To Set
     Forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series B 6% Cumulative Convertible Preferred Stock, $5.00 Par Value Per Share.

10.1 Financial Consulting Agreement is incorporated by reference to Exhibit
     10.1 of Form 8-K dated December 16, 1997.

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


                       BUTLER NATIONAL CORPORATION
                              (Registrant)





March 15, 1998              /S/ Clark D. Stewart
    Date                    Clark D. Stewart, (President
                            and Chief Executive Officer)


March 15, 1998              /S/ Edward J. Matukewicz
    Date                    Edward J. Matukewicz,
                            (Treasurer and Chief
                            Financial Officer)