Form 10-K
period 1998-04-30
BUTLER NATIONAL CORP
filed 1998-07-30
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

(Mark One)

          Annual Report Pursuant to Section 13 or 15(d) of the
      X   Securities Exchange Act of 1934 [Fee Required]

             For the fiscal year ended April 30, 1998

       Transition Report Pursuant to Section 13 or 15 (d) of the
           Security Exchange Act  of 1934 [No Fee Required]
       For the Transition Period From ________ to ________.

                    Commission File Number 0-1678

                     BUTLER NATIONAL CORPORATION
        (Exact name of Registrant as specified in its charter)

          Delaware                               41-0834293
(State of incorporation)                (I.R.S. Employer Identification No.)

            19920 West 161st Street, Olathe, Kansas  66062
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

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $5,960,442 at July 17, 1998, when the average bid and asked prices of such stock was $0.59375.

     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 17, 1998, was 11,640,521 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE


This Form 10-K consists of 57 pages (including exhibits). The index to exhibits is set forth on pages 27 - 30.

                              PART I

Item 1.  BUSINESS

Forward Looking Information:

  The information set forth below includes "forward-looking" information as outlined in the Private Securities Litigation Reform Act of 1995. The Cautionary Statements, filed by the Company as Exhibit 99 to this Form 10-K, are incorporated herein by reference and you are specifically referred to such Cautionary Statements for a discussion of factors which could affect the Company's operations and forward-looking statements contained herein.

General

  Butler National Corporation (the "Company" or "BNC") is a Delaware corporation formed in 1960, with corporate headquarters at 19920 West 161st Street, Olathe, Kansas 66062.

  Current Activities. The Company's current product lines and services include:

        (1)Aircraft Modifications - principally includes the modification of business-size aircraft from passenger to freighter configuration, addition of aerial photography capability, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault Falcon aircraft along with other modifications. The Company provides these services through its subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon").

        (2)Avionics - principally includes the manufacture of airborne radio and instrument switching units used in DC-9, DC-10, DC- 9/80, MD-80, MD-90 and the KC-10 aircraft. The Company provides these services through its subsidiary, Woodson Avionics, Inc. ("Switching Units", "Avionics" or "WAI").

        (3) Gaming - principally includes business management services to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. The Company provides these services through its subsidiary, Butler National Service Corporation ("Management Services", "Gaming" or "BNSC").

        (4)SCADA Systems and Monitoring Services - principally includes the monitoring of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector and related repair services. The Company provides these services through its subsidiary, Butler National Services, Inc. ("Monitoring Services" or "BNS").

        (5)Temporary Services - provides temporary employee services for corporate clients. The Company provides these services through its subsidiary, Butler Temporary Services, Inc. ("Temporary Services" or "BTS").

        Assets as of April 30, 1998 and Net Revenues for the year ended April 30, 1998.


          Industry Segment               Assets            Revenue

          Aircraft Modifications         53.1%              71.0%
          Avionics                        6.6%               8.9%
          Gaming                         31.3%               0.0%
          Monitoring Services             1.2%              20.1%
          Temporary Services              0.2%               0.0%
          Corporate Office                7.6%               0.0%



Discontinued Operations.

RF, Inc., dba Redi-Foods: On April 14, 1998, the Company discontinued the operation of its wholesale food Distribution segment, a wholly owned subsidiary , RF, Inc., a Missouri corporation. This segment is being liquidated and the Company does not plan any future operations in the wholesale food distribution industry.

The Company acquired RF, Inc. on April 21, 1994. The Company exchanged 650,000 shares of the Company's common stock for 100% of the issued and outstanding shares of RF, Inc. At the date of acquisition, RF, Inc.'s total assets were $565,605, consisting of cash of approximately $200,000, accounts receivable of approximately $280,000, and inventory of approximately $60,000. RF, Inc.'s liabilities included approximately $260,000 of vendor payables, and $115,000 of accrued payroll and payroll taxes.

The individuals who sold RF, Inc. to the Company had sought for some time to reacquire from the Company the ownership of RF, Inc. The individual (the "Employee") filed a lawsuit against the Company seeking to rescind the sale of RF, Inc. stock and for damages. The Company and the Employee reached an agreement to settle and release all claims and counterclaims effective April 30, 1997, ("Release Agreement"). The Employee dismissed the lawsuit with prejudice. In addition to the releases, under the terms of the agreement, the Company received, on June 26, 1997, 600,000 shares of the Company's common stock and a commitment for certain payments over the next three years. The Company released the Employee from the terms of his employment contract and the April 24, 1994 Stock Purchase Agreement, including his agreement not to compete with the Company in the food distribution industry. The Company recorded a net gain of $432,989 (principally noncash) in the first quarter of 1998 for this transaction after consideration of $1,078,544 of costs associated with the claims, counter-claims and settlement.

RF, Inc. continued operations with transition management after the release of the Employee by the Company. However, product sales slowed and product selection and availability was restricted because of the industry knowledge associated with the Employee and the loss of sales personnel to the Employee. A bank credit line of $1,200,000 arranged in 1996, was used to purchase approximately $600,000 of inventory. Without providing samples as requested, a major chicken products supplier shipped approximately $250,000 of product in the summer of 1997 against an order scheduled for delivery in February
1997.

Sales at RF, Inc. declined in the fall 1997 compared to the previous year. The decline was accelerated more than expected due to the level of market confusion and the non acceptance of RF, Inc. without the Employee. A part of the unrest was a result of the growing dispute with a chicken supplier over the product shipped late. In December 1997, the pressure from the chicken supplier for complete payment of the late shipment was building, the product inventory was high, bank interest was using available funds, and payments on accounts receivable had slowed.

On January 7, 1998, the chicken supplier filed suit to collect approximately $44,000 remaining unpaid for the late shipment. An attachment order was issued which stopped shipment of all RF, Inc. products. The attachment order effectively eliminated the ability of RF, Inc. to respond to the needs of its customers. By February 1, 1998, because it was slow, expensive, and sometimes not possible to have product released to fill orders and because the actions of the chicken supplier had created a feeling of doom in the industry regarding RF, Inc., all the personnel at RF, Inc. were terminated. Some personnel were called back to assist with liquidation of the inventory under the current conditions.

On March 27, 1998, the chicken supplier and two transportation companies filed a petition for involuntary bankruptcy against RF, Inc. On May 12, 1998, the court determined that RF, Inc. was bankrupt and a trustee was appointed on June 11, 1998. All the assets of RF, Inc. were pledged as security for the bank line of credit.

After the bank obtains control of all the assets of RF, Inc., the Company plans to cooperate in the collection of accounts receivable through a law firm, the liquidation of the inventory and to purchase the fixed assets, primarily office equipment, from the bank. The RF, Inc. bank debt is approximately $637,000, plus interest and legal collection costs. The Company believes that an orderly liquidation of the assets at retail and the purchase of the fixed assets should allow the bank to recover substantially the amount due on the bank line of credit. Unsecured creditor claims, less the claims of the three unsecured creditors filing the involuntary bankruptcy petition, the bank claims and the Company claims, are expected to be approximately
$200,000.

As of April 30, 1998, the operations of RF, Inc. have been deconsolidated due to the Chapter 7 involuntary bankruptcy liquidation of the wholly owned subsidiary. The entire investment in RF, Inc. was written-off through the current year loss from discontinued operations. The assets and liabilities of RF, Inc. at April 30, 1998, were comprised of accounts receivable $716,478, inventory $359,103, other assets $44,423, bank liabilities $637,947 and other accrued liabilities $397,903. The revenues associated with RF, Inc. for the years ended 1998, 1997, and 1996 were $3,783,132, $17,478,540, and $13,685,871 respectively.

Valu Foods, Inc., dba Valu Foods: On April 14, 1998, the Company discontinued the operation of its retail food store, a wholly owned subsidiary , Valu Foods, Inc., a Kansas corporation. This retail operation is being liquidated and the Company does not plan any future operations in the retail food industry.

The Company formed Valu Foods, Inc. to market test the concept of selling frozen food overruns, seconds, and other discounted products to the rural market. A retail store owned by an individual in a rural Kansas community had been operating since September 1996 market testing these lines of products. In August 1997, the Company opened a retail store in the Kansas City area to market test products packaged under the registered trade name, Valu Foods® and other products. Store sales were as expected at the opening and continued to grow through the fall of 1997. The test project was discontinued when the Company discontinued the operation of the wholesale food Distribution segment. The Company plans to liquidate the Valu Foods, Inc. assets in the ordinary course of business and the store will close the sooner of the completion of the inventory liquidation or on January 31, 1999, when the lease expires. The loss on discontinued operations is approximately $23,965 (net of taxes. The loss includes anticipated legal costs, rental costs and payroll.

As of April 30, 1998, the operations of Valu Foods, Inc. have been discontinued due to the planned closing of the wholly owned subsidiary.
The entire investment in Valu Foods, Inc. was written-off through the current year loss from discontinued operations. The assets and liabilities of Valu Foods, Inc. at April 30, 1998, were comprised of property, plant and equipment including leasehold improvements of $332,953 and inventory $24,779. The revenues associated with Valu Foods, Inc. for the year ended 1998 was $143,550.

Financial Information about Industry Segments

    Information with respect to the Company's industry segments are found at
Note 13 of Notes to Consolidated Financial Statements for the year ended April 30, 1998, located herein at page 52.

Narrative Description of Business

  Aircraft Modifications. The Company's subsidiary, Avcon, modifies business type aircraft at Newton, Kansas. The modifications include aircraft conversion from passenger to freighter configuration, addition of aerial photography capability, stability enhancing modifications for Learjets, and other special mission modifications. Avcon offers aerodynamic and stability improvement products for selected business jet aircraft.

  Sales of the Aircraft Modifications product line are handled directly through Avcon. Specialty modifications are quoted individually by job. The Company is geographically located in the marketplace for Aircraft
Modifications products. The Company believes there are four primary competitors (AAR of Oklahoma, AVTEC, Dee Howard Company, and Raisbeck Engineering) in the industry in which the Aircraft Modifications division participates.

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

  Avionics - Switching Units. The Company has an agreement with Boeing McDonnell Douglas to manufacture and repair airborne switching systems for Boeing McDonnell Douglas and its customers. The Company subcontracts with its wholly owned subsidiary, Woodson Avionics, Inc., for the manufacture and repair of Switching Units. Switching Units are used to switch the presentation to the flight crew from one radio system to another, from one navigational system to another and to switch instruments in the aircraft from one set to another. The Switching Units are designed and manufactured to meet Boeing McDonnell Douglas and FAA requirements. Most Boeing McDonnell Douglas commercial aircraft are equipped with one or more Butler National Switching Units.

  Marketing is accomplished directly between the Company and Boeing McDonnell Douglas. Competition is minimal. However, sales are directly related to Boeing McDonnell Douglas' production of DC-9, DC-10, DC9/80, MD-80, MD-90, MD-11 and KC-10 tanker aircraft. The current Boeing McDonnell Douglas contract has been extended through fiscal year 1999. However, the customer plans to stop aircraft production in the year 2000.

  The Company sells to Boeing McDonnell Douglas on terms of 2% 10 days, net 30 days. Most payments have been and continue to be within these terms. The Company has ordinary course of business purchase orders from the commercial division (Douglas Aircraft Company) for products with scheduled shipment dates into the fiscal year 1999. However, should Boeing McDonnell Douglas financially reorganize or for some other reason not accept shipment against these orders, the Company could suffer significant loss of revenue.

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

  During fiscal 1997, the Company received approval by the National Indian Gaming Commission of the management agreement between the Miami Tribe of Oklahoma, the Modoc Tribe of Oklahoma and its subsidiary, Butler National Service Corporation, to construct and manage a Class II (High Stakes Bingo) and Class III (Off-Track Betting) establishment. Construction of this project, known as the STABLES, is scheduled for completion in July 1998. Opening is planned in August 1998.

  The services to be provided by the Company include consulting and construction management services for the development of the facilities and operational management for the Tribes. The Company will provide the necessary funds to construct the facilities and will be repaid the principal plus interest out of the profits of the operation. Additionally, the Company will receive a thirty percent (30%) share of the profits for its management services. The Company has arranged for construction and operating financing of the establishment.

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

  Temporary Services. BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas, Missouri and Oklahoma. Currently, this Company is inactive. BTS plans to provide contract staffing for the STABLES establishment opening in August 1998.

  Raw Materials. Raw materials used in the Company's products are currently available from several sources. Certain components, used in the manufacture of the Switching Units, are long lead time components and are single sourced.

  Patents. There are no patents, trademarks, licenses, franchises, or concessions held by the Company that need to be held to do business other than the FAA, PMA and Repair Station licenses. However, the Company maintains certain airframe alteration certificates, commonly referred to as Supplemental Type Certificates ("STCs"), issued to it by the FAA, for its Aircraft Modification and Avionic businesses.

  Seasonality. The Company's business is generally not seasonal. Demand for the Falcon 20 cargo aircraft modifications is related to seasonal activity of the automotive industry in the United States. Many of these modified aircraft are used to carry automotive parts to automobile manufacturing facilities. The peak modification demand occurs in late spring and early summer. Peak usage of the modified aircraft is from June to December. Future changes in the automotive industry could result in the fluctuation of revenues at the Aircraft Modifications Division.

  Customer Arrangements. Most of the Company's products are custom-made. Except in isolated situations no special inventory-storage arrangements, merchandise return and allowance policies, or extended payment practices are involved in the Company's business. The Company is not dependent upon any single customer except for Switching Units. Switching Units are sold to Boeing McDonnell Douglas and Douglas Aircraft Company customers. The Company has required deposits from its customers for aircraft production schedule dates.

  Backlog. The Company's backlog as of April 30, 1998, 1997, and 1996, was as follows:

  Industry Segment              1998            1997             1996

Aircraft Modifications       5,747,505       2,468,169         820,694

Avionics                       173,174         316,558         390,066

Monitoring Services          1,124,191       1,317,580       1,645,844

Temporary Services               -               -               -

                            $7,044,870      $4,102,307      $2,856,604



  The Company's backlog as of July 17, 1998, totaled $5,226,191; consisting of $4,213,334, $84,674, $928,183 and $0, respectively, for Aircraft
Modifications, Avionics, Monitoring Services, and Temporary Services. The backlog includes firm orders which may not be completed within the next twelve months. Backlog that the Company expects not to be filled within the next year totals $1,272,000; consisting of $1,065,000, $0, $207,000, and $0.

  The Company's backlog in Monitoring Services increased due to our annual contract with a major customer being extended to a five year contract. Four years remain on this contract.

  Employees. The Company employed 66 people on April 30, 1998, compared to 54 people on April 30, 1997, and 53 people on April 30, 1996. As of
July 17, 1998, the Company employed 67 people. None of the Company's employees are subject to any collective bargaining agreements.

  "Year 2000". The Company has considered and continues to evaluate the "Year 2000" computer processing issues in all business segments. The Company has purchased and plans to replace its central computer system and all operating and application software with Year 2000 compatible products in the summer of 1998. The cost of this replacement is approximately $125,000.

Financial Information about Foreign and Domestic Operations, and Export Sales.

  Information with respect to Domestic Operations may be found at Note 13 of Notes to Consolidated Financial Statements for the year ended April 30, 1998, located herein at page 52. There are no foreign operations.

Item 2.  PROPERTIES

  The corporate headquarters is located in a 9,000 square feet owned facility for office and storage space at 19920 West 161st Street, in Olathe, Kansas. The facilities are adequate for current and anticipated operations.

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

  The Company and the individual reached an agreement to settle and release all claims and counterclaims effective April 30, 1997, ("Release Agreement"). The individual dismissed the lawsuit with prejudice. In addition to the releases, under the terms of the agreement, the Company received on June 26, 1997, 600,000 shares of the Company's common stock and certain payments over the next three years. The Company released the individual from the terms of his employment contract and the April 24, 1994 Stock Purchase Agreement. These documents released the individual from his agreement not to compete with the Company in the food distribution industry.

  The Company recorded a net gain (principally noncash) in the first quarter of 1998 for this transaction after consideration of $1,078,544 of costs associated with the claims, counter-claims and settlement. In addition the Company will recognize an additional gain as the promissory note payments are received in cash. Although the effective date of the transaction as agreed to by both parties is April 30, 1997, the transfer of the stock and related proceeds was not completed until June 1997, see also
Item 1, General, Discontinued Operations, page 2, regarding the bankruptcy of RF, Inc.

  In December of 1997, the Company sold Convertible Preferred Stock to certain offshore investors. Beginning in February of 1998, these investors began converting the Preferred Stock into Common Stock and the price of the Company's stock declined. As reported earlier, the Company received notice from NASDAQ stating that the Common Stock of the Company would be delisted by NASDAQ if the price did not trade at a bid price of $1.00 or more for ten
(10) business days prior to August 6, 1998. The delisting of the Company's Common Stock would be a default under the terms of the Convertible Preferred Stock, as well as under the terms of certain Convertible Debentures previously issued. The Company considered a number of alternative actions including a reverse stock split, a repurchase of common shares on the open market and/or the repurchase of the convertibles at a premium to increase the price of the Common Stock.

  After evaluation of various alternatives and as a result of what the Company believed were inappropriate actions and representations by the holders of the Convertible Preferred Stock and the Convertible Debentures, the

Company announced plans to stop conversions of the Convertible Preferred Stock and Convertible Debentures at prices below $2.75 per share. On
July 17, 1998, two of the holders of the Convertible Preferred Stock filed a lawsuit (the "Action") against the Company in Chancery Court in Delaware alleging among other things, breach of contract, violation of Delaware law and violation of the terms of the Convertible Preferred Stock. The Action seeks an injunction to force the Company to convert the Convertible Preferred Stock in accordance with its terms and for unspecified monetary damages. The Company will defend the Action and continue to evaluate all potential courses of action.

  The Company used an outside engineering firm to assist with the Aircraft Modification Avcon Fin project and the related STC's. The individual filed suit against the Company for final payment under the contract. However, the Company did not feel that all work products had been delivered. The Company is in the process of making final settlement with this engineer to be paid upon delivery of the engineering work product as required by the contract. The Company has an account payable to the individual equal to the agreed upon settlement to be paid upon delivery of the complete engineer work product.

  As of July 17, 1998, there are no other known legal proceedings pending against the Company. The Company considers all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. The Company believes that the resolution of those unknown claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1998.

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

  The range of the high and low bid prices per share of the Company's common stock, for fiscal years 1998 and 1997, as reported by NASDAQ, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                       Year Ended April 30, 1998   Year Ended April 30, 1997

                         High           Low          High           Low

First Quarter          1 15/16         15/16        3 3/16        2 1/16

Second Quarter          1 3/32         15/16         2 5/8         1 3/4

Third Quarter           1 1/16         13/16        3 3/16         1 7/8

Fourth Quarter               1           5/8         2 1/4         1 5/8

  (b) Holders. The approximate number of holders of record of the Company's common stock, as of July 17, 1998, was 3,105.

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

                                                Year Ended April 30,
                                        (In thousands except per share data)

                                         1998    1997    1996    1995    1994
Net Sales                              $5,456  $4,062  $3,653  $3,668 $11,102
Income (Loss) from Continuing
 Operations                            $  250  $ (200) $ (658)$(1,286)$  (200)
Income (Loss) from/on Discontinued
 Operations                            $ (172) $  366  $  802 $   461 $   471
Net Income (Loss)                      $   78  $  166  $  144 $  (825)$   271


Basic Per Share
Income (Loss) from Continuing
 Operations                            $ 0.03  $(0.02) $(0.07)$ (0.16)$ (0.02)
Income (Loss) from/on Discontinued
 Operations                            $(0.02) $ 0.04  $ 0.09 $  0.06 $  0.06
Net Income (Loss)                      $ 0.01  $ 0.02  $ 0.02 $ (0.10)$  0.04


Selected Balance Sheet Information
Total Assets                          $10,780 $ 11,124 $  8,261 $ 4,263$ 5,024
Long-term Obligations                 $ 1,972 $  1,541 $     57 $    81$   108
Cash dividends declared per
 common share                           None     None     None     None   None


 Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1998 compared to fiscal 1997

  The Company's sales for fiscal 1998 were $5,456,106, an increase of 34.3% from fiscal 1997 sales of $4,061,775. Discussion of specific changes by operation follows.

  Aircraft Modification: Sales from the Aircraft Modifications business segment increased 42.2%, from $2,724,217 in fiscal 1997, to $3,874,490 in fiscal 1998. This segment earned an operating profit of $844,320 in 1998, compared to income of $501,984 in 1997. Primarily product sales increased due to the expanded business base related to the multiple-use Supplemental Type Certificates ("STC") developed by the Company. The increase in operating income is due to the increase in sales and margins related to the proprietary products.

  As previously noted on page 2, (Item 1. Business), on May 3, 1996 the Company's subsidiary, Avcon Industries, Inc., received approval from the Federal Aviation Administration of a Supplemental Type Certificate
(no. ST00432WI) for its AVCON FIN Modification for installation on Learjet Model 35 and 36 Aircraft. The STC authorizes Avcon to build the required parts and assemblies and to perform the installations on applicable customer-owned Learjets. The Company believes the potential market for fin installations to be approximately 1,000 aircraft and that approximately 500 fin installations will be performed over the next several years. The Company plans to market the fin installation with related options. The installed package price for seventeen AVCON FIN packages installed in fiscal 1998 averaged approximately $150,000 per aircraft.

  In fiscal 1998, the Company invested $499,454 to design, engineer, build, and demonstrate to the FAA, flight characteristics of Avcon products; thereby adding to its ownership of multiple-use STC's. The Company's direction is to continue to invest in activities that should expand the aircraft modification market. The Company believes that the increased modification-market, through STC's for the Learjet and the Beechcraft KingAir, will enable this segment to be an even greater contributor to the overall growth of the Company.

  Switching Units: Sales from the Avionics Switching Unit business segment increased 74.6%, from $277,513 in fiscal 1997, to $484,518 in fiscal 1998.
Sales to the major OEM customer decreased 18.3%. Sales for aircraft repair and refurbishment increased 4.8 times, from fiscal 1997 to fiscal 1998. Operating profits increased from $123,571 in fiscal 1997 to $146,744 in fiscal 1998. Management expects this business segment to continue to be stable in future years.

  SCADA Systems and Monitoring Services: Revenue from Monitoring Services increased from $1,060,045 in fiscal 1997 to $1,097,098 in fiscal 1998, an increase of 3.5%. During fiscal 1998, the Company maintained a relatively level volume of long-term contracts with municipalities. Revenue increased due to the introduction of new products and services. The Company's contracts with its two largest customers have been renewed for fiscal 1999. An operating profit of $228,488 in Monitoring Services was recorded in fiscal 1998, compared to fiscal 1997 operating profit of $230,738. The Company was able to secure performance bonds during the first quarter of fiscal 1995. This division has since bid on certain jobs requiring performance bonds, and completed two special jobs with revenue totaling approximately $100,000.

  The Company believes this segment will continue to grow at a moderate rate. This segment has experienced consistent increases over the past few years and the Company expects this trend to continue.

  Temporary Services: This operation provides temporary employee services for corporate clients. This segment was inactive during fiscal 1998. If and when the Company is able to open Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services personnel.

Management Services:
                                   -General-
  In the current fiscal year the Company received no revenue and incurred $32,569 in general and administrative expenses associated with its continued efforts to explore opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized $77,864 and $66,458 in fiscal years 1998 and 1997, respectively, related to shares issued for services rendered to the Company.

  The Company has invested $1,812,628 in land, land improvements, and professional design fees related to the development of Indian Gaming facilities. Included in this investment is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas, and a group of selected lots within the resort development. The Company believes that this tract could be developed and sold for residential and commercial use, other than Indian gaming, if the gaming enterprise does not open. Additional improvements, including access roads, water and sewer services, etc. are planned for this land. After these improvements, the land may be sold in small tracts. This may allow the Company to recover the majority, if not all, of the $1,812,628 investment.

                         -Princess Maria Casino-
  The Company has a management agreement with the Miami Tribe to provide management services to the Miami Tribe. The Tribe requested a compact with the State of Kansas for Class III Indian gaming, on Indian land, known as the Maria Christiana Miami Reserve No. 35, located in Miami County, Kansas, on July 9, 1992.

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

  In February, 1993, former Kansas Governor Finney requested a determination of the suitability of the Miami Indian land for Indian Gaming, under the IGRA, from the Bureau of Indian Affairs (the "BIA"). In May, 1994,the NIGC again requested the same determination. Finally, in May, 1995, an Associate Solicitor within the BIA issued an opinion letter stating that the Miami Tribe has not established jurisdiction over the Miami land in Kansas. This was the first definitive statement received from the central office of the BIA in three years. The latest opinion is contrary to a September, 1994 opinion of the Tulsa Field Solicitor, in an Indian probate, stating that the Miami Tribe has jurisdiction over the Miami Indian land in Kansas. On July 11, 1995, the U.S. Department of Justice issued a letter to the Associate Solicitor expressing concern about the conclusions reached, based upon the analysis of the case.

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

  The Tribe resubmitted the management agreement and land question to the NIGC in June, 1996. In July, 1996, the NIGC again requested an opinion from the BIA. On July 23, 1997, the Tribe and the Company were notified that the BIA had again determined that the land was not suitable for gaming, for political policy reasons, without consideration of the membership in the Miami Tribe or recent case law, and the NIGC had to again deny the management agreement. The Tribe filed a suit in the Federal District Court in Kansas City, Kansas. On May 15, 1998 the Court determined that the land was suitable for gaming and remanded the case to the BIA for the documentation. Therefore, even though the Company and the Tribe believe the BIA will agree with the Court that the land is "Indian land", and in compliance with all laws and regulations, for a variety of reasons, there is no assurance that the management agreement will be approved.

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

  The Company is providing consulting and construction management services in the development of the facility and will manage the joint-venture operation for the tribes. The STABLES facility is approximately 22,000 square-feet and located directly south of the Modoc Tribal Headquarters building in Miami. The complex will contain off-track betting windows, a bingo hall, sports bar, and a restaurant. The Company's Management Agreement was approved by the NIGC on January 14, 1997. Under the Management Agreement, as approved, the Company, as manager, is to receive a 30% share of the profits and reimbursement of development costs.

  Construction on the STABLES began with the ground breaking on March 27, 1997. Opening is expected in August, 1998. The estimated project cost is approximately $3,500,000. Funds have been provided from the Company's operations and long-term financing for project completion is arranged.

  As a part of the Management Contract approved by the NIGC on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"); the Company agreed to loan the Tribes $3,500,000 at 2% over prime, to be repaid over five years, for the construction and operation of the Stables gaming establishment. At April 30, 1998, the Company had advanced $2,074,797 to the Tribes under the contract and reported $408,333 current note receivable and $1,666,464 long-term note receivable. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building.

                         -Shawnee Reserve No. 206-
  Since 1992, the Company has maintained a business relationship with approximately seventy Indian and non-Indian heirs (the "Owners") of the Newton McNeer Shawnee Reserve No. 206 ("Shawnee Reserve No. 206"). This relationship includes assistance in the defense of the property against adverse possession (by one family member) in exchange for being named the manager for any Indian gaming enterprises that may be established on the land. As a result of the Company's assistance, the Owners are in the process of becoming the undisputed beneficial owners of approximately 72 acres of the Shawnee Reserve No. 206, as ordered by the United States District Court for the District of Kansas. The Company has purchased an additional 9 acres contiguous to the Indian land providing access.

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

  The Company maintains a relationship and agreement to manage the proposed establishment with the owners and the Shawnee Tribe of Oklahoma. The Shawnee Tribe of Oklahoma is not a federally recognized tribe. The tribe, sometimes known as the Loyal Shawnee Tribe, is a tribe organized by a 1960 federal resolution operating within and as a part of the federally recognized Cherokee Nation of Oklahoma. The Indian Owners of Shawnee Reserve No. 206 have federal Indian membership cards showing them to be Cherokee-Shawnee members of the Cherokee Nation of Oklahoma. The Shawnee and the Cherokee are currently working to reaffirm the Shawnee's jurisdiction over the Indian land and to obtain federal recognition for the Shawnee Tribe.

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

  Selling, general and administrative (SG&A): Expenses increased $270,320 (19.1%) in fiscal year 1998. These expenses were $1,687,178, or 30.1% of revenue, in fiscal 1998, and $3,330,874, or 34.9% of revenue in fiscal 1997.

  Other income (Expense): Expenses decreased due to the writedown of the land and building in Overton, Nebraska in fiscal 1995. This facility became idle in 1994. The Company was unable to complete the negotiated sale of the land and building. Therefore, the Company reduced the value of the asset by $157,200 in order to record the asset at its estimated net realizable value. The Company entered into an agreement, on September 13, 1995, with the Village of Overton, for the sale of the building in Overton, Nebraska. The Company received a cash payment of $30,000 at closing on September 18, 1995, and may receive an additional $70,000 if the Village of Overton is either able to sell or lease the building in the future. During fiscal year 1998 this building was sold for $45,000.

Fiscal 1997 compared to fiscal 1996

  The Company's sales for fiscal 1997 were $4,061,775, an increase of 11.2% from fiscal 1996 sales of $3,653,095. Discussion of specific changes by operation follows.

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

  In fiscal 1997, the Company invested $1,174,535 to design, engineer, build, and demonstrate to the FAA, flight characteristics of Avcon products; thereby adding to its ownership of multiple-use STC's. The Company's direction is to continue to invest in activities that should expand the aircraft modification market. The Company believes that the increased modification-market, through STC's for the Learjet and the Beechcraft KingAir, will enable this segment to be an even greater contributor to the overall growth of the Company.

  Switching Units: Sales from the Avionics Switching Unit business segment increased 6.6%, from $260,399 in fiscal 1996, to $277,513 in fiscal 1997. Sales to the major OEM customer increased 12.4%. Sales for aircraft repair and refurbishment declined 7.0%, from fiscal 1996 to fiscal 1997. Sales have
remained relatively stable between years.   Operating profits increased from
$79,545 in fiscal 1996 to $123,571 in fiscal 1997. Management expects this business segment to continue to be stable in future years.

  SCADA Systems and Monitoring Services: Revenue from Monitoring Services increased from $861,192 in fiscal 1996 to $1,060,045 in fiscal 1997, an increase of 23.1%. During fiscal 1997, the Company maintained a relatively level volume of long-term contracts with municipalities. Revenue increased due to the introduction of new products and services. The Company's contracts with its two largest customers have been renewed for fiscal 1998. An operating profit of $230,738 in Monitoring Services was recorded in fiscal 1997, compared to fiscal 1996 operating profit of $227,028. The increased profit resulted from special jobs completed, in addition to the long term contracts with the municipalities. The Company was able to secure performance bonds during the first quarter of fiscal 1995. This division has since bid on certain jobs requiring performance bonds, and completed two special jobs with revenue totaling approximately $100,000.

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

  The Company maintains a relationship and agreement to manage the proposed establishment with the owners and the Shawnee Tribe of Oklahoma. The Shawnee Tribe of Oklahoma is not a federally recognized tribe. The tribe, sometimes known as the Loyal Shawnee Tribe, is a tribe organized by a 1960 federal resolution operating within and as a part of the federally recognized Cherokee Nation of Oklahoma. The Indian Owners of Shawnee Reserve No. 206 have federal Indian membership cards showing them as Cherokee-Shawnee members of the Cherokee Nation of Oklahoma. The Shawnee and the Cherokee are currently working to reaffirm the Shawnee's jurisdiction over the Indian land and to obtain federal recognition for the Shawnee Tribe.

  The Company believes that there is a significant opportunity for Indian gaming on the Shawnee Reserve No. 206. However, none of the above agreements have been approved by the BIA, or the Cherokee Nation, or any other egulatory authority. There can be no assurance that these or future agreements will be approved nor that any Indian gaming will ever be established on the Shawnee Reserve, or that the Company will be the Management Company.

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

  Selling, general and administrative (SG&A): Expenses decreased $352,270 (24.9%) in fiscal year 1997. These expenses were $1,416,858, or 34.9% of revenue, in fiscal 1997, and $1,769,128, or 48.4% of revenue in fiscal 1996.

  Other income (expense): Expenses decreased due to the writedown of the land and building in Overton, Nebraska in fiscal 1995. This facility became idle in 1994. The Company was unable to complete the negotiated sale of the land and building. Therefore, the Company reduced the value of the asset by $157,200 in order to record the asset at its estimated net realizable value. The Company entered into an agreement, on September 13, 1995, with the Village of Overton, for the sale of the building in Overton, Nebraska. The Company received a cash payment of $30,000 at closing on September 18, 1995, and may receive an additional $70,000 if the Village of Overton is either able to sell or lease the building in the future. As of year-end, the Company has not received any additional monies. There can be no assurance that the Village of Overton will be able to sell or lease the building.

Liquidity and Capital Resources

  Borrowed funds have been used primarily for working capital. Bank debt related to the Company's operating line was $695,718 at April 30, 1998, $382,743 at April 30, 1997, and $301,434 at April 30, 1996.

  The Company's unused line of credit at April 30, 1998 was $54,282. As of July 29, 1997, the Company's unused line of credit was $367,257. The Company's line of credit is $750,000. The interest rate on the Company's line of credit is prime plus two, as of July 17, 1998, the interest rate is 10.50%.

  The Company plans to continue using the promissory notes-payable, due in August 1998, to fund working capital. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 1999. The extensions of the promissory notes-payable is consistent with prior years. If the Bank were to demand repayment of the notes-payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

  In fiscal 1996, the Company issued stock at fair market value for various legal, marketing and consulting services, in lieu of cash payments. During fiscal 1996, the Company issued 1,000 shares of stock, at a value $3,875, for professional services to be provided in the future.

  In fiscal 1997, the Company issued stock at fair market value for various legal, marketing and consulting services, in lieu of cash payments. During fiscal 1997, the Company issued 45,000 shares of stock, at a value $97,545, for professional services to be provided in the future.

  During fiscal 1998, the Company issued stock at fair market value for various legal, marketing and consulting services, in lieu of cash payments. In fiscal 1998, the Company issued 135,000 shares of common stock at a value of $101,250 for professional services to be provided in the future.

  The Company completed the purchase of operating rights and assets of Woodson Electronics, Inc. The transaction, as consummated, required the Company to issue as the purchase price 100,000 shares of the Company's common stock, $.01 par value, and cash payments totaling approximately $34,000, over a period of two (2) years. This transaction was completed May 1, 1996. See
Note 4.

  The Company relocated and consolidated the Avionics manufacturing operations and assets, acquired from Woodson Electronics, Inc., and SCADA manufacturing operations to a new location in the Phoenix, Arizona area. This relocation places Avionics closer to its primary customer and provides a more skilled labor force for the expansion of the consolidated manufacturing operation. Capital to finance this relocation of approximately $60,000 was required during fiscal 1997.

  The Company does not, as of April 30, 1998, have any material commitments for other capital expenditures other than the Management segment's requirements under the terms of the Indian gaming Management Agreements. These requirements are further described in this section.

  Depending upon the development schedules, the Company, through BNSC, will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available, and additional funds, for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from: internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

  The Stables Indian gaming project is planned to be under construction and completed during fiscal 1999 and is estimated to require a total of approximately $3,500,000 to complete, from the financing sources described above. Approximately $1,800,000 of this requirement has been funded at April 30, 1998, approximately $2,074,797 is included in the other asset, Deferred Cost of Indian Gaming. The full $2,074,797 is believed to be recoverable from the operation of the establishment per the terms of the approved Management Agreement.

  As a part of the Management Contract approved by the NIGC on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"); the Company agreed to loan the Tribes $3,500,000 at 2% over prime, to be repaid over five years, for the construction and operation of the Stables gaming establishment. At April 30, 1998, the Company had advanced $2,074,797 to the Tribes under the contract and reported $408,333 current note receivable and $1,666,464 long-term note receivable. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building.

  On May 29, 1998, the Stables Management Contract was further funded by a loan to the Company from a financial institution in the amount of $1,850,000 at 2% over prime, to be repaid over five years. As security for the $1,850,000 loan, the Company pledged its contract rights to the repayment of the $3,500,000 loan and its Manager's share (30%) of the profits from the Stables.

Analysis of Cash Flow

  During 1998, the Company's cash position decreased by $48,163. A majority of the positive cash flow from operations in fiscal 1998 is due to the proceeds from the issuances of Class B convertible preferred stock of approximately $1,315,000. A large portion of the cash flow from financing activities was used in the Indian gaming segment.

  Operating Activities: Modification customer's deposits decreased approximately $1,000,000 from the completion of two projects. These funds were fully earned upon completion of the projects.

  The majority of the approximately $570,000 decrease in contracts-in-process relates to the completion of one large job at the aircraft modification facility. Inventories at the Modification segment increased approximately $190,000, Avionics increased $92,000, and Services decreased $44,327 respectively. The majority of the increase at Services and Avionics relates to the purchase of the Woodson Electronics, Inc. assets. Total accounts payable decreased approximately $25,000.

  Investing Activities: The cash used in investing activities is due to the use of approximately $1,812,000 related to the development of Indian gaming; approximately $500,000 in the completion of new STC's at Modifications; approximately $181,000 to purchase tooling and equipment at Modifications and Services, and approximately $500,000 to purchase a building.

  Financing Activities: During fiscal year 1998, the Company received proceeds from the issue of Class B preferred stock convertible into common stock for approximately $1,315,000, and assumed approximately $500,000 of long term debt on the purchase of the building.

Changing Prices and Inflation

  The Company did not experience any significant pressure from inflation in 1998.

Item 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Sensitivity:
  The table below provides information about the Company's other financial instruments that are sensitive to changes in interest rates including debt obligations.

For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates based upon the rate at the reporting date.

                            Expected Maturity Date
                            (Dollars in thousands)


                   1999    2000     2001     2002     2003     Total     Fair
                                                                         Value
Assets
Note receivable:

 Variable rate  $   408 $   417  $   417  $   417  $   417    $2,075    $2,075

 Average
  interest rate    10.5%   10.5%    10.5%    10.5%    10.5%     10.5%

Liabilities
Long-term debt:

 Variable rate  $    18 $ 1,477  $   440  $    55       -     $1,990    $1,990

 Average
  interest rate    10.5%   10.5%    10.5%    10.5%


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Financial Statements of the Registrant are set forth on pages 32 through 54 of this report.

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

Name of Nominee
and Director and      Served    Principal Occupation for Last Five Years and
     Age              Since     Other Directorships
Clark D. Stewart      1989      President of the Company from September 1,
(58)                            1989 to present.  President of Tradewind
                                Systems, Inc. (consulting and computer sales)
                                1980 to present; Executive Vice President of
                                RO Corporation (manufacturing) 1986 to 1989;
                                President of Tradewind Industries, Inc.
                                (manufacturing) 1979 to 1985.


R. Warren Wagoner     1986      Chairman of the Board of Directors of the
(46)                            Company since August 30, 1989 and President
                                of the Company from July 26, 1989 to
                                September 1, 1989. Sales Manager of Yamazen
                                Machine Tool, Inc. from March, 1992 to March,
                                1994; President of Stelco, Inc.
                                (manufacturing) 1987 to 1989; General
                                Manager, AmTech Metal Fabrications, Inc.,
                                Grandview, MO 1982 to 1987.


William E. Logan      1990      Vice President and Treasurer of Wendy's
(60)                            Hamburgers of Kansas City, Inc. June, 1984 to
                                present.  Vice President and Treasurer of
                                Valley Foods Services, Inc. (wholesale food
                                distributor) June, 1988 to April, 1993.
                                Professional practice as a Certified Public
                                Accountant 1965 to 1984.


William A. Griffith   1990      Secretary of the Company, President of
(51)                            Griffith and Associates (management
                                consulting) since 1984.  Management
                                consultant for Diversified Health Companies
                                (management consulting) from 1986 to 1989 and
                                for Health Pro (health care) from 1984 to
                                1986.  Chief Executive Officer of Southwest
                                Medical Center (hospital) from 1981 to 1984.


David B. Hayden       1996      Co-owner and President of Kings Avionics,
(52)                            Inc. since 1974 (avionics sales and service).
                                Co-owner of Kings Aviation LLP (aircraft
                                fixed base operation and maintenance) since
                                1994.  Field Engineer for King Radio
                                Corporation (avionics manufacturing) 1966 to
                                1974.


  The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of shareholders and at special meetings held during the year. The executive officers are as follows:

Name                    Age     Position
R. Warren Wagoner       46      Chairman of the Board of Directors

Clark D. Stewart        58      President and Chief Executive Officer

Larry W. Franke         54      Vice President, Aircraft Modifications

Jack L. Graham          74      President of Avcon Industries, Inc., a
                                wholly-owned subsidiary of the Company

Jon C. Fischrupp        58      President of Butler National Services, Inc.,
                                a wholly-owned subsidiary of the Company

Edward J. Matukewicz    50      Treasurer and Chief Financial Officer

William A. Griffith     51      Secretary


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

  Larry W. Franke was Vice President and General Manager of Kansas City Aviation Center from 1984 to 1992. From 1993 to 1994 he was Vice President of Operations and Sales for Marketlink, an aircraft marketing company. Mr. Franke joined the Company in July 1994 as Director of Marketing and was promoted in August 1995 to Vice President of Operations and Sales. Mr. Franke is currently Vice President of Aircraft Modifications at Avcon.

  Jack L. Graham was President of Avcon Industries for 19 years and joined the Company in December 1983, at the time of the acquisition of Avcon Industries by the Company. Mr. Graham is President of Avcon Industries, Inc.

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


Section 16(a) Beneficial Ownership Reporting Compliance

  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16(a) - 3(e) during the most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, the Company believes that no person who at any time during the fiscal year was a director, officer, beneficial owner of more than 10% of any class of equity securities registered pursuant to Section 12 of the Exchange act failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 11.  EXECUTIVE COMPENSATION

SUMMARY

  The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (determined as of the end of the last fiscal year) for the fiscal years ended April 30, 1998, 1997 and 1996:

                         SUMMARY COMPENSATION TABLE
Name and Principal Position:
Clark D. Stewart, President and CEO, Director

Annual Compensation:

Year    Salary($)    Bonus($)    Other Annual Compensation($)
98      226,997        --                     -
97      212,729        --                     -
96      212,075        --                     -


Long Term Compensation:

Awards:

Year    Restricted      Securities          LTIP
        Stock Awards    Underlying          Payouts($)
                        Options (#)(1)
98         --           1,050,000             --
97         --              50,000             --
96         --              50,000             --


All Other Compensation($)

Year
98         --
97         --
96         --


(1) Represents options granted pursuant to the Company's 1989 Nonqualified Stock Option Plan (1,050,000) in 1998 and (50,000) in 1997 and 1996.

OPTION GRANTS, EXERCISES AND HOLDINGS

     The following table provides further information concerning grants of stock options pursuant to the 1989 Nonqualified Stock Option Plan during the fiscal 1998 year to the named executive officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

Name:
Clark D. Stewart
Chief Executive Officer(1)

Number of Securities Underlying Options Granted(#):  1,050,000
Percent of Total Options Granted to Employees in Fiscal Year:  16.5%
Exercise or Base Price ($/Sh):  0.90
Expiration Date:  10/31/2007
Potential Realizable Value at Assumed Annual Rates of Stock Price
  Appreciation for Option Term:
Name:

Clark D. Stewart
Chief Executive Officer(1)

 5%($):  0
10%($):  420,000


(1)  Except in the event of death or retirement for disability, if Mr.
     Stewart ceases to be employed by the Company, his option shall terminate. Upon death or retirement for disability, Mr. Stewart (or his representative) shall have three months or one year, respectively, following the date of death or retirement, as the case may be, in which to exercise such options. The option granted for 1,050,000 shares of Common Stock was granted on November 1, 1997 from the 1989 Stock Option Plan. All such options are immediately exercisable.


     The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the Company's last fiscal year:

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION VALUES

Name:  Clark D. Stewart, Chief Executive Officer
Shares Acquired on Exercise(#):  0
Value Realized($):  0

Number of Securities Underlying Unexercised Options at FY-End (#):

Exercisable/Unexercisable:  2,220,000 / 0

Value of Unexercised In-the-Money Options at FY-End ($):

Exercisable/Unexercisable:  0 / 0


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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors is comprised of Mr. Wagoner, Mr. Stewart, Mr. Griffith and Mr. Logan. Mr. Wagoner is the Chairman, Mr. Stewart is the President and Chief Executive Officer of the Company and Mr. Griffith is the Secretary of the Company.

     During fiscal 1998, the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $12,143. William A. Griffith, who is a director for the Company, is a principal at Griffith & Associates. It is anticipated that Griffith & Associates will continue to provide services for the Company.

     During fiscal 1998, the Company paid consulting fees of approximately $133,175 to Mr. Logan for business consulting services. It is anticipated that Mr. Logan will continue to provide services for the Company. During the 1995 fiscal year, sales to Wendy's Hamburgers of Kansas City, Inc. ("WH of KC, Inc.") accounted for approximately 6% of the net sales of the Company ($790,000). William E. Logan, who is a director for the Company, is Vice President and Treasurer of WH of KC, Inc. Mr. Logan sold the WH of KC, Inc. restaurants as of June 3, 1994. The Company no longer provided temporary services subsequent to June 3, 1994.

     During fiscal 1998, the consulting firm of Butler Financial Corporation was paid for business consulting services rendered to the Company in the approximate amount of $56,000. R. Warren Wagoner, who is a director for the Company, is a principal at Butler Financial Corporation. It is anticipated that Butler Financial Corporation will continue to provide services for the Company.

     During fiscal 1998, the Company filed Form-8 registration statements concerning the 1989, 1993-I, 1993-II, and 1995 Non-Qualified Stock Option Plans. The plans were amended to increase the number of shares authorized by 8,000,000; 4,500,000; 3,500,000; and 3,500,000 respectively. The expiration dates were also amended to reflect December 31, 2010 as the expiration date for all four plans. As a part of the amendment process all eligible outstanding options were canceled and reissued at the current market price of $0.90.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, with respect to the Company's common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company's voting securities as of July 17, 1998.

Name and Address of            Amount and Nature of            Percent
Beneficial Owner               Beneficial Ownership(1)         of Class

Clark D. Stewart                    3,058,920(2)                16.1%
19920 West 161st Street
Olathe, Kansas  66062


(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2) Includes 2,220,000 shares which may be acquired by Mr. Stewart pursuant to the exercise of stock options which are exercisable.


   The following table sets forth, with respect to the Company's common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of July 17, 1998.

Name of                        Amount and Nature of                Percent
Beneficial Owner               Beneficial Ownership(1)             of Class

Larry B. Franke                      170,600(6)                     0.9%
William A. Griffith                  149,000(5)                     0.8%
David B. Hayden                      172,500(7)                     0.9%
William E. Logan                     360,000(3)                     1.9%
Clark D. Stewart                   3,058,920(2)                    16.1%
R. Warren Wagoner                  1,435,000(4)                     7.5%


All Directors and Executive
 Officers as a Group (12 persons)  5,879,482(8)                    30.9%


(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2) Includes 2,220,000 shares which may be acquired by Mr. Stewart pursuant to the exercise of stock options which are exercisable.
(3) Includes 310,000 shares which may be acquired by Mr. Logan pursuant to the exercise of stock options which are exercisable.
(4) Includes 1,335,000 shares which may be acquired by Mr. Wagoner pursuant to the exercise of stock options which are exercisable.
(5) Includes 92,000 shares which may be acquired by Mr. Griffith pursuant to the exercise of stock options which are exercisable.
(6) Includes 170,600 shares which may be acquired by Mr. Franke pursuant to the exercise of stock options which are exercisable.
(7) Includes 150,000 shares which may be acquired by Mr. Hayden pursuant to the exercise of stock options which are exercisable.
(8) Includes 4,277,600 shares for all directors and executive officers as a group, which may be acquired pursuant to the exercise of stock options which are exercisable.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   See Item 11, Executive Compensation 22-23. During fiscal 1996, the President and CEO, Clark D. Stewart, exercised his option to purchase 400,000 shares of the Company's common stock under the terms of the 1989 Nonqualified Stock Option Plan through a loan by the Company. During fiscal 1997, Mr. Stewart delivered to the Company 125,000 shares of common stock valued at $250,000 to the Company and made cash reductions, a total of $277,265, on the loan. The shares were purchased at prices ranging from $.70 to $1.00 per share. The largest aggregate amount of indebtedness outstanding was $359,027 during fiscal 1996. The amount outstanding at July 17, 1998, is $37,647. Interest was charged on the outstanding balance at the prime rate during fiscal 1998.

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)     Documents Filed As Part of Form 10-K Report.

 (1)     Financial Statements:

  Description                                                     Page No.

  Report of Independent Accountants                                  33

  Consolidated Balance Sheet as of April 30, 1998 and 1997           34

  Consolidated Statements of Operations for
  the years ended April 30, 1998, 1997 and 1996                      35

  Consolidated Statements of Shareholders' Equity
  for the years ended April 30, 1998, 1997 and 1996                36-38

  Consolidated Statements of Cash Flows for
  the years ended April 30, 1998, 1997 and 1996                      39

  Notes to Consolidated Financial Statements                       40-54

  (2)     Financial Statement Schedules:

    Schedule  Description                                         Page No.

       II.    Valuation and Qualifying Accounts and Reserves         54
              for the years ended April 30, 1998, 1997 and
              1996

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

      4.2     Certificate to Set Forth Designations, Voting         *
              Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series B 6% Cumulative
              Preferred Stock, $5.00 Par Value Per Share, is incorporated by reference to Exhibit 4.1 of the Company's Form 10Q/A, as amended, for the quarter ending January 31, 1998.

      4.3     Private Placement of Common Stock, as afforded        *
              by Reg S, dated November 27, 1996, is incorporated by reference to the Company's Form 8-K filed on December 12, 1996.

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

     10.20    Settlement Agreement and Release - Marvin J.          *
              Eisenbath and the Company dated April 30, 1997, is incorporated by reference to Exhibit 10.20 of the Company's Form 10-K, as amended for the year ended April 30, 1997.

     10.21    Settlement Agreement and Release - Brenda             *
              Shadwick and the Company dated May 1, 1997, is incorporated by reference to Exhibit 10.21 of the Company's Form 10-K, as amended for the year ended April 30, 1997.

     21       List of Subsidiaries                                 55

     23.1     Consent of Independent Public Accountants            56

     27.1     Financial Data Schedule (EDGAR version only).         *
              Filed herewith.

     99       Cautionary Statement for Purpose of the "Safe        57
              Harbor" Provisions of the Private Securities Reform
              Act of 1995.

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

July 17, 1998                                    BUTLER NATIONAL CORPORATION


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

Signature                           Title                         Date

 /s/ Clark D. Stewart
                               President, Chief                 July 17, 1998
Clark D. Stewart               Executive Officer
                               and Director (Principal
                               Executive Officer)

 /s/ R. Warren Wagoner
                               Chairman of the Board            July 17, 1998
R. Warren Wagoner              and Director


 /s/ William A. Griffith
                               Director                         July 17, 1998
William A. Griffith


 /s/ William E. Logan
                               Director                         July 17, 1998
William E. Logan


 /s/ David B. Hayden
                               Director                         July 17, 1998
David B. Hayden


 /s/ Edward J. Matukewicz
                               Treasurer                        July 17, 1998
Edward J. Matukewicz           (Principal Financial and
                               Accounting Officer)

                        ANNUAL REPORT ON FORM 10-K

                         ITEM 14(a) (1) AND (2) --
                  LIST OF FINANCIAL STATEMENT STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULES
                                    AND
                 ITEM 14(d) FINANCIAL STATEMENT SCHEDULES

                 Years Ended April 30, 1998, 1997 and 1996

                       BUTLER NATIONAL CORPORATION

                             Olathe, Kansas

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Butler National Corporation:

We have audited the accompanying consolidated balance sheets of Butler National Corporation (a Delaware corporation) and Subsidiaries as of
April 30, 1998 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and ignificant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butler National Corporation and Subsidiaries as of April 30, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II for each of the three years in the period ended April 30, 1998, is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic financial statements taken as a whole.





                               Arthur Andersen  LLP

Kansas City, Missouri
July 17, 1998

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of April 30, 1998 and 1997

ASSETS (Notes 1 and 3)                                  1998           1997

Current Assets:

     Cash                                          $   160,598    $   208,761
     Accounts receivable, net of allowance for
        doubtful accounts of $78,736 in 1998
        and $78,736 in 1997                            482,888        241,446
     Note receivable                                   491,733           -
     Contracts in process                              551,610      1,123,673
     Inventories (Note 1):
               Raw materials                         1,039,324        711,762
               Work in process                          76,073        121,687
               Finished goods                           55,939        100,266
                                                     1,171,336        933,715

        Prepaid expenses and other current assets       37,880        121,032
               Total current assets                  2,896,045      2,628,627

     Note receivable                                 1,770,714           -
     Supplemental  type certificates (Note 1)        1,456,249      1,364,901


Property, Plant and Equipment (Note 1):

     Land and Building                                 639,130        138,809
     Machinery and equipment                           973,504        962,330
     Office furniture and fixtures                     632,617        462,776
     Leasehold improvements                             33,958         33,958
               Total cost                            2,279,209      1,597,873


     Accumulated depreciation                       (1,060,705)      (913,476)
                                                     1,218,504        684,397

     Noncurrent assets of discontinued
      operations (Note 3)                                 -         2,605,634


Other Assets (Note 1)
     Deferred costs of Indian gaming                 1,277,724      1,539,893
     Aircraft and aircraft parts (Note 1)            2,056,281      2,056,281
     Other assets                                      124,139        244,275
               Total other assets                    3,458,144      3,840,449

     Total assets                                  $10,799,656    $11,124,008



LIABILITIES AND SHAREHOLDERS' EQUITY (Note 2)          1998           1997

Current Liabilities:
     Bank overdraft payable (Note 1)               $   193,205    $   150,306
     Promissory notes payable (Note 2)                 695,718        382,743
     Current maturities of long-term debt (Notes 2)     17,968         50,683
     Accounts payable                                  477,098        452,516
     Customer Deposits                                 530,275      1,520,035
     Accrued liabilities -
          Compensation and compensated absences        134,343        293,675
          Other                                        227,896        137,672
               Total current liabilities             2,276,503      2,987,630

Long-Term Debt, net of current maturities (Note 2)   1,972,293      1,540,718
Convertible debentures (Note 4)                        650,000      1,100,000
Settlement agreement (Note 8)                             -            72,000
               Total liabilities                     4,898,796      5,700,348
Commitments and contingencies (Notes 7 and 8)

Liabilities of discontinued operations (Note 3)         39,000        551,406
Shareholders' equity (Notes 1, 3, and 4):
     Preferred stock, par value $5:
          Authorized, 200,000 shares, all classes
          $100 Class A, 9.8%, cumulative if earned,
             liquidation and redemption value $100,
             issued and outstanding, 20,000 shares in
             1997,                                         -        2,000,000
          $1,000 Class B, 6%, cumulative if earned,
             liquidation and redemption value $1,000,
             issued and outstanding, 1,500 shares in
             1998                                      506,834           -
     Common stock, par value $.01:
          Authorized, 40,000,000 shares
          Issued and outstanding 11,673,069 shares     116,730         95,242
          in 1998 and  9,524,156 in 1997,
          Common stock warrants                          8,807          8,807
          Capital contributed in excess of par       7,232,155      5,725,618
     Note receivable from officer arising from
          stock purchase agreement                     (37,647)       (81,762)
     Unearned service contracts                       (286,823)      (263,438)
     Treasury stock, at cost (No preferred in       (1,537,240)    (2,337,240)
          1998 and 20,000 in 1997 & 775,000
          and 175,000 common in 1998 and 1997)
     Retained deficit                                 (140,956)      (274,973)
          (Deficit of $11,938,813 eliminated
           October 31, 1992)
     Total shareholders' equity                      5,861,860      4,872,254

Total liabilities and shareholders' equity         $10,799,656    $11,124,008

The accompanying notes are an integral part of these balance sheets.

                       BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                     for the years ended April 30, 1998, 1997 and 1996



                                            1998         1997         1996


Net Sales                                $5,456,106   $4,061,775   $3,653,095

Cost of Sales                             3,157,656    2,351,159    2,468,543
                                          2,298,450    1,710,616    1,184,552

Selling, general and administrative
  expenses                                1,648,178    1,416,858    1,769,128

     Operating income (loss)                650,272      293,758     (584,576)


Other income (expense):

     Interest expense                      (255,004)    (282,534)    (119,258)

     Interest revenue                         3,584       25,428       17,639

     Settlement loss and other (Note 8)      15,540     (232,869)      51,181

          Other expense                    (235,880)    (489,975)     (50,438)

Income (loss) from continuing operations
  before taxes                              414,392     (196,217)    (635,014)

Provision for income taxes                  164,380        3,416       22,800

Income (loss) from continuing operations    250,012     (199,633)    (657,814)

Discontinued Operations:

    Income (loss) from discontinued        (148,316)     365,325      802,216
      net of taxes

    Loss on discontinued                    (23,965)        -            -
      operations, net of taxes

          Net income (loss)              $   77,731  $   165,692  $   144,402

Basic earnings (loss) per common
  share (Note 1)

    Continuing operations                $    0.03   $    (0.02)  $     (0.07)

    Discontinued operations                  (0.02)        0.04          0.09

                                         $    0.01   $     0.02   $      0.02

    Shares used in per share
      calculation                        9,418,330    9,411,168     9,269,432

Diluted earnings (loss) per common
 share (Note 1)

    Continuing operations                $    0.02   $    (0.02)  $     (0.07)

    Discontinued operations                  (0.01)        0.04          0.08


                                         $    0.01   $     0.02   $      0.01

    Shares used in per share
      calculation                       10,436,549    9,411,168     9,629,730

The accompanying notes are an integral part of these statements.

                      BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   for the years ended April 30, 1998, 1997, and 1996


                                                                    Note
                                                       Capital      Receivable
                                   Capital             Contributed  Arising
                                   Contributed         in Excess    From Stock
                         Preferred In Excess   Common  of Par       Purchase
                         Stock     of Par      Stock   and Warrants Agreement
Balance, April 30,
 1995                    $100,000  $1,900,000  $82,310 $3,654,049   $(27,004)

Note Receivable arising
 from stock purchase
 agreement (Note 9)                                                 (340,000)

Reduction in note
 receivable arising
 from stock purchase
 agreement (Note 9)                                                    7,977

Acquisition of
 treasury stock

Exercise of stock
 options (Note 6)                                4,437    447,595

Issuance of stock-other                             10      3,990

Issuance of stock -
 private offering                                6,052  1,169,804

Amortization of unearned
 service contracts

Net Income

Balance, April 30, 1996    $100,000 $1,900,000 $92,809 $5,275,438  $(359,027)

Balance, April 30, 1996    $100,000 $1,900,000 $92,809 $5,275,438  $(359,027)

Note Receivable arising
 from stock purchase
 agreement (Note 9)                                                  (43,416)

Reduction in note
 receivable arising
 from stock purchase
 agreement (Note 9)                                                  320,681

Acquisition of
 treasury stock
 (Note 9)

Exercise of stock
 options (Note 6)                                 120      23,645

Issuance of stock -
 other (Note 1)                                               100

Issuance of stock -
 private offering                               2,313     435,242

Amortization of
 unearned service
 contracts

Utilization of net
 operating losses
 (Note 5)

Net Income

Other

Balance, April
 30, 1997               $100,000  $1,900,000  $95,242  $5,734,425   $(81,762)


Balance, April
 30, 1997               $100,000  $1,900,000  $95,242  $5,734,425   $(81,762)

Reduction in note
 receivable arising
 from stock purchase
 agreement (Note 9)                                                   44,115

Acquisition of
 treasury stock
 (Note 9)

Retirement of
 treasury stock        (100,000)  (1,900,000)

Exercise of stock
 warrants (Note 5)                             1,135    89,765

Issuance of stock-
 other (Note 1)                                2,970   227,308

Issuance of stock-
 private offering         7,500    1,308,459   6,417   391,306

Conversions to
 common stock            (1,900)    (807,225) 10,967   798,158

Amortization of
 unearned service
 contracts

Utilization of net
 operating losses
 (Note 5)

Net income

Balance, April
 30, 1998                $5,600    $501,234  $116,731 $7,240,962   $ (37,647)


                   Unearned    Treasury    Treasury   Retained   Total
                   Service     Stock       Stock      Earnings   Shareholders'
                   Contracts   (Preferred) (Common)   (Deficit)  Equity
Balance, April
 30, 1995          $(422,185) $(2,000,000) $(37,240)  $(677,649) $2,572,281

Note Receivable
 arising from
 stock purchase
 agreement (Note 9)                                                 340,000

Reduction in
 note receivable
 arising from
 stock purchase
 agreement (Note 9)                                                   7,977

Acquisition of
 treasury stock
 (Note 9)                                   (50,000)                (50,000)

Exercise of stock
 options (Note 6)                                                   452,032

Issuance of stock-
 other                                                                4,000

Issuance of stock-
 private offering                                                 1,175,856

Amortization of
 unearned service
 contracts           145,414                                        145,414

Net income                                              144,402     144,402

Balance, April
 30, 1996          $(276,771)  $(2,000,000) $(87,240) $(533,247) $4,111,962


Balance, April
 30, 1996          $(276,771)  $(2,000,000) $(87,240) $(533,247) $4,111,962

Note Receivable
 arising from
 stock purchase
 agreement (Note 9)                                                  (43,416)

Reduction in
 note receivable
 arising from
 stock purchase
 agreement (Note 9)                                                  320,681

Acquisition of
 treasury stock
 (Note 9)                                   (250,000)               (250,000)

Exercise of
 stock options
 (Note 6)                                                             23,765

Issuance of stock-
 other (Note 1)                                                          100

Issuance of stock-
 private offering                                                    437,555

Unearned service
 contracts           (53,125)                                        (53,125)

Amortization of
 unearned service
 contracts            66,458                                          66,458

Utilization of net
 operating losses
 (Note 5)                                               120,357      120,357

Net income                                              165,692      165,692

Other                                                   (27,775)     (27,775)

Balance, April
 30, 1997           $(263,438) $(2,000,000) $(337,240)$(274,973)  $4,872,254

Balance, April
 30, 1997           $(263,438) $(2,000,000) $(337,240)$(274,973)  $4,872,254

Reduction in note
 receivable arising
 from stock purchase
 agreement (Note 9)                                                   44,115

Acquisition of
 treasury stock
 (Note 9)                                  (1,200,000)           $(1,200,000)

Retirement of
 treasury stock                 2,000,000                                 -0-

Exercise of stock
 warrants (Note 6)                                                     90,900

Issuance of stock-
 other (Note 1)                                                       230,278

Issuance of stock-
 private offering                                                   1,713,682

Conversions to
 common stock                                                             -0-

Unearned service
 contracts           (101,250)                                       (101,250)

Amortization of
 unearned service
 contracts             77,864                                          77,864

Utilization of
 net operating
 losses (Note 5)                                          56,287       56,287

Net income                                                77,731       77,731

Balance, April
 30, 1998            $(286,824) $ -0-    $(1,537,240)  $(140,955)  $5,861,861


The accompanying notes are an integral part of these statements.

                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended April 30, 1998, 1997 and 1996

<CAPTION

                                                 1998       1997       1996

Cash flows from operating activities:

Net income                                    $77,731    $165,692    $144,402
 Adjustments to reconcile income to net
 cash used in operations:
   Deferred income taxes                       56,287        -           -
   Depreciation                               147,229      71,731      46,942
   Amortization of intangible assets          408,106      52,872        -
   Gain on retirement of fixed assets            -           -         30,000
   Provision for uncollectible accounts          -        (13,146)       -
   Provision for obsolete inventories            -         12,491      (1,696)
   Amortization of service contracts          (23,385)     13,333     145,414

Changes in assets and liabilities:
   Accounts receivable                       (241,442)    (39,020)    (55,301)
   Contracts in process                       572,063    (267,137)   (716,444)
   Inventories                               (237,621)   (180,174)   (155,869)
   Prepaid expenses and other current assets   83,152     (62,584)      9,474
   Supplemental Type Certificates            (499,454)   (814,474)   (550,427)
   Other assets                               120,135    (133,091)    (17,097)
   Accounts payable                            67,481    (308,723)    534,383
   Customer deposits                         (989,760)    993,628     370,738
   Settlement agreement                       (72,000)       -           -
   Accrued liabilities                        (69,108)    260,209     (28,465)
   Note receivable                             62,550        -           -
            Total adjustments                (615,767)   (414,085)   (388,348)
      Cash used in operations                (538,036)   (248,393)   (243,946)

Discontinued operations:
   Net investment in discontinued operations  643,027    (974,551)   (207,908)

Cash flows from investing activities:
   Capital expenditures, net                 (681,336)   (444,738)    (79,692)
   Deferred costs of Indian Gaming         (1,812,628)   (397,870)   (171,880)
   Aircraft and aircraft parts                   -          8,268    (481,362)
   Proceeds from short term investments          -           -        300,000
      Cash used in investing activities    (1,850,937) (1,808,891)   (640,842)

Cash flows from financing activities:
   Net borrowings under promissory notes      312,975      81,309     (61,061)
   Proceeds from long-term debt               502,603   1,411,466      12,734
   Repayments of  long-term debt and
    lease obligations                        (103,745)    (94,162)    (63,463)
   Repayment of officer note                   44,115      27,265        -
   Issue class B convertible preferred      1,315,959        -           -
   Stock issuance for conversions and other   268,903     261,119   1,249,866
   Stock issuance for Woodson purchase           -        200,000        -
      Cash provided by (used in)
      financing activities                  2,360,324   1,801,758   1,419,554

Net increase (decrease) in cash               (48,163)   (170,287)    253,288

Cash, beginning of period                     208,761     379,048     125,760

Cash, end of period                           160,598     208,761     379,048

Supplemental disclosures of cash flow
 information:
   Interest paid                              254,202     215,867     114,821
   Income taxes paid                           16,741      27,775      22,800

        The accompanying notes are an integral part of these statements.

                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               April 30, 1998

1.Significant Accounting Policies:

  The following is a summary of significant accounting policies:

  a. Consolidation Policy: The accompanying consolidated financial statements includes the accounts of Butler National Corporation ("BNC") and its wholly-owned subsidiaries, Cansas International Corporation, Butler National Engineers, Inc., Butler National Services, Inc., Butler
     Temporary Services, Inc., Butler National Service Corporation, Woodson Avionics, Inc.(collectively, "The Company"). Cansas International Corporation and Butler National Corporation Consulting Engineers, Inc., were inactive during the years ended April 30, 1998, 1997 and 1996. All significant intercompany transactions have been eliminated in consolidation.

  b. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  c. Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of the Company's products.

  d. Properties and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the term of the lease. The lives used for the significant items within each property classification are as follows:

                                     Life in Years
     Building                          23-39 years
     Machinery and equipment         5 to 17 years
     Office furniture and fixtures   5 to 17 years
     Leasehold improvements          3 to 20 years

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

     As a part of the Management Contract approved by the NIGC on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc
     Tribe of Oklahoma (the "Tribes"); the Company agreed to loan the Tribes $3,500,000 at 2% over prime, to be repaid over five years, for the construction and operation of the Stables gaming establishment. At April 30, 1998, the Company had advanced $2,074,797 to the Tribes under the contract and reported $408,333 current note receivable and $1,666,464 long-term note receivable. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building.

     The Company has capitalized approximately $3,353,000 and $1,540,000 at April 30, 1998 and April 30, 1997, respectively, of costs related to the development and anticipated construction of Indian gaming facilities.
     In the opinion of management, these costs will be recoverable through the gaming activities or, in the event the Company is unsuccessful in establishing such operations, these costs will be recovered through the liquidation of the associated assets. These costs include the following:

  - A prepayment of $242,500 for construction services to be rendered. This prepayment was funded with 60,000 shares of the Company's common stock, issued in the fiscal year 1994, and an additional 40,000 shares in fiscal year 1995.

  - Payments of $87,622 for architectural and engineering services. These payments were also funded with stock issuances of 29,715 shares in fiscal year 1995. Payments of $50,000 for equipment, funded with stock issuances of 20,000 shares in fiscal 1994.

  - Cash payments of approximately $1,813,000, $186,000 and $172,000 in 1998, 1997, and 1996, respectively, for architectural, engineering and construction services.

  - Cash advances to the Tribes of $190,000, in fiscal 1995, which the Tribes used for the acquisition of land.

  - Acquisition of land and land improvements by the Company in the amount of $203,000 in fiscal 1997.

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

     During fiscal year 1995, the Company completed the refurbishment of another aircraft and exchanged that aircraft which had been classified in other assets in the prior year, for Lear inventory parts. The book value of this aircraft was approximately $240,000. The Lear parts have been classified as other assets in the current year.

     During fiscal year 1996, the Company acquired a Lear 35 valued at approximately $1,500,000 which is also recorded in other assets on the Balance Sheet. This aircraft is currently being used in the support of the FAA approval of various Learjet Supplemental Type Certificates. Recovery of these costs will be obtained through future modification orders on aircraft in which the asset will be amortized against the orders. The amortization expense for the STC's was approximately $408,000 and $124,000 for 1998 and 1997 respectively. The Company expects these future orders to cover the current costs. However, uncertainty exists as to the ability of the Company to gain future orders. Failure to gain these orders and subsequently recover the asset costs could have a materially adverse impact on the Company's financial position and operations.

  g. Bank Overdraft Payable: The Company's cash management program results in checks outstanding in excess of bank balances in the general disbursement account. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made from funds provided under the terms of the Company's revolving credit notes agreement (Note 2).

  h. Financial Instruments: The fair values of the Company's financial agreements generally approximate their fair market values. The fair value of the convertible debentures and convertible preferred stock is not determinable.

  i. Revenue Recognition: The Company performs aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. At April 30, 1998, there were six contracts in process. The Company recognizes revenue for its distribution company on product sales during the period in which title passes to the purchaser.

  j. Income Per Share: Income per (common and common equivalent) share is based on the weighted average number of common shares outstanding during the year. Stock options are included as common stock equivalents in 1996, since they are dilutive. Stock options, convertible preferred, and convertible debentures have been considered in the dilutive earnings per share calculation (Note 10).

  k. Quasi Reorganization: After completing a three year program of restructuring the Company's operation, on October 31, 1992, by using quasi reorganization accounting, the Company was able to adjust the accumulated deficit to a zero balance thereby affording the Company a "fresh start." No assets or liabilities required adjustment in this process. The amount of accumulated deficit and capital contributed in excess of par, removed as of October 31, 1992, was $11,938,813.

  l. Non-Cash Transactions:

     During the year ended April 30, 1998, the Company issued 2,148,913 shares of stock valued at $1,528,026 in various non-cash transactions. One hundred ninety three thousand shares valued at $101,250 were issued for services to be rendered in the future; 91,318 shares valued at $79,903 were issued as the Company match to the employee 401-K plan; 196,722 shares valued at $157,100 were issued for services rendered; and 1,738,413 shares were issued under the exchange provisions of the convertible and preferred debentures for $1,259,125 in face value plus interest.

     During the year ended April 30, 1997, the Company issued 231,266 shares of stock valued at $446,208 less $10,966 of issue costs in various non-cash transactions. Twenty five thousand shares valued at $53,125 were issued for services to be rendered in the future; 10,000 shares valued at $21,250 were issued for other assets; (a) 100,000 shares valued at $200,000 were issued in exchange for the assets of Woodson Electronics, Inc., an agreement not to compete, and an agreement to provide consulting services by Thomas E. Woodson; 84,034 shares were issued under the exchange provisions of the convertible debenture for $150,000 in face value; and 12,232 shares valued at $21,833 were issued to pay interest on the debentures.

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

  m. Unearned Service Contracts: In fiscal 1998 and 1997, the Company issued 193,000 and 250,000 shares of common stock respectively at a value of $101,250 amd $53.125 respectively for professional services to be provided in the future.

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

     Future amortization of unearned service contracts is as follows:

                  Year Ending
                   April 30,                     Amount

                     1999                       104,532
                     2000                        66,771
                     2001                        47,501
                     2002                        47,500
                     2003                        12,551
                     2004                         7,968
              Total                             286,823

  n. Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.

2.   Debt:
     Principal amounts of debt at April 30, 1998 and 1997, consist of the following:

Promissory Notes:                                    1998            1997
     Interest at prime plus 2%                    $ 118,000     $  154,000
     (10.50% at April 30, 1998), due
     August 25, 1998, collateralized
     by a first or second position on
     all assets of the Company


     Interest at prime plus 2%                      577,718        228,743
     (10.50% at April 30, 1998), due
     August 25, 1998, collateralized
     by a first or second position on
     all assets of the Company

Total Promissory Notes                             $695,718       $382,743


Other Notes Payable:
     Note Payable for Lear 35, Interest          $1,412,723     $1,497,124
     at prime plus 2%, (10.50% at April
     30, 1998), due June 30, 1999
     collateralized by Aircraft Security
     Agreement dated November 30, 1995.

     Note payable for land purchase,                   -           33,000
     annual installments of $33,000
     through January 19, 1998, non
     interest bearing

     Note payable for building, interest            398,813          -
     at prime plus 1%, 9.5% at April 30,
     1998, due March 1, 2001
     collateralized by real estate.

     Other Notes Payable                            178,725         61,277
                                                  1,990,261      1,591,401
     Less: Current maturities                        17,968         50,683
                                                 $1,972,293   $  1,540,718


Maturities of long-term debt (excluding Promissory notes) over the next four years are as follows:
                       Year Ending
                        April 30,         Amount
                         1999       $     63,849
                         2000          1,477,093
                         2001            440,330
                         2002              8,988

The Company has promissory notes in which it may borrow a maximum of $750,000. The notes mature August 25, 1998. At April 30, 1998, the Company had borrowed $695,718 on the notes. The weighted average interest rates were 10.25% for the years ended 1998 and 1997 respectively.

3. Discontinued Operations:
   RF, Inc., dba Redi-Foods: On April 14, 1998, the Company discontinued the operation of its wholesale food Distribution segment, a wholly owned subsidiary , RF, Inc., a Missouri corporation. This segment is being liquidated and the Company does not plan any future operations in the wholesale food distribution industry.

   The Company acquired RF, Inc. on April 21, 1994. The Company exchanged 650,000 shares of the Company's common stock for 100% of the issued and outstanding shares of RF, Inc. At the date of acquisition, RF, Inc.'s total assets were $565,605, consisting of cash of approximately $200,000, accounts receivable of approximately $280,000, and inventory of approximately $60,000. RF, Inc.'s liabilities included approximately $260,000 of vendor payables, and $115,000 of accrued payroll and payroll taxes.

   The individuals who sold RF, Inc. to the Company had sought for some time to reacquire from the Company the ownership of RF, Inc. The individual (the "Employee") filed a lawsuit against the Company seeking to rescind the sale of RF, Inc. stock and for damages. The Company and the Employee reached an agreement to settle and release all claims and counterclaims effective April 30, 1997, ("Release Agreement"). The Employee dismissed the lawsuit with prejudice. In addition to the releases, under the terms of the agreement, the Company received, on June 26, 1997, 600,000 shares of the Company's common stock and a commitment for certain payments over the next three years. The Company released the Employee from the terms of his employment contract and the April 24, 1994 Stock Purchase
   Agreement, including his agreement not to compete with the Company in the food distribution industry. The Company recorded a net gain of $432,989 (principally noncash) in the first quarter of 1998 for this transaction after consideration of $1,078,544 of costs associated with the claims, counter-claims and settlement.

   RF, Inc. continued operations with transition management after the release of the Employee by the Company. However, product sales slowed and product selection and availability was restricted because of the industry knowledge associated with the Employee and the loss of sales personnel to the Employee. A bank credit line of $1,200,000 arranged in 1996, was used to purchase approximately $600,000 of inventory. Without providing samples as requested, a major chicken products supplier shipped approximately $250,000 of product in the summer of 1997 against an order scheduled for delivery in February 1997.

   Sales at RF, Inc. declined in the fall 1997 compared to the previous year. The decline was accelerated more than expected due to the level of market confusion and the non acceptance of RF, Inc. without the Employee. A part of the unrest was a result of the growing dispute with a chicken supplier over the product shipped late. In December 1997, the pressure from the chicken supplier for complete payment of the late shipment was building, the product inventory was high, bank interest was using available funds, and payments on accounts receivable had slowed.

   On January 7, 1998, the chicken supplier filed suit to collect approximately $44,000 remaining unpaid for the late shipment. An attachment order was issued which stopped shipment of all RF, Inc. products. The attachment order effectively eliminated the ability of RF, Inc. to respond to the needs of its customers. By February 1, 1998, because it was slow, expensive, and sometimes not possible to have product released to fill orders and because the actions of the chicken supplier had created a feeling of doom in the industry regarding RF, Inc., all the personnel at RF, Inc. were terminated. Some personnel were called back to assist with liquidation of the inventory under the current conditions.

   On March 27, 1998, the chicken supplier and two transportation companies filed a petition for involuntary bankruptcy against RF, Inc. On May 12, 1998, the court determined that RF, Inc. was bankrupt and a trustee was appointed on June 11, 1998. All the assets of RF, Inc. were pledged as security for the bank line of credit.

   After the bank obtains control of all the assets of RF, Inc., the Company plans to cooperate in the collection of accounts receivable through a law firm, the liquidation of the inventory and to purchase the fixed assets, primarily office equipment, from the bank. The RF, Inc. bank debt is approximately $637,000, plus interest and legal collection costs. The Company believes that an orderly liquidation of the assets at retail and the purchase of the fixed assets should allow the bank to recover substantially the amount due on the bank line of credit. Unsecured creditor claims, less the claims of the three unsecured creditors filing the involuntary bankruptcy petition, the bank claims and the Company claims, are expected to be approximately $200,000.

   As of April 30, 1998, the operations of RF, Inc. have been deconsolidated due to the Chapter 7 involuntary bankruptcy liquidation of the wholly owned subsidiary. The entire investment in RF, Inc. was written-off through the current year loss from discontinued operations. The assets and liabilities of RF, Inc. at April 30, 1998, were comprised of accounts receivable $716,478, inventory $359,103, other assets $44,423, bank liabilities $637,947 and other accrued liabilities $397,903. The revenues associated with RF, Inc. for the years ended 1998, 1997, and 1996 were $3,783,132, $17,478,540, and $13,685,871 respectively.

   Valu Foods, Inc., dba Valu Foods®: On April 14, 1998, the Company discontinued the operation of its retail food store, a wholly owned subsidiary , Valu Foods, Inc., a Kansas corporation. This retail operation is being liquidated and the Company does not plan any future operations in the retail food industry.

   The Company formed Valu Foods, Inc. to market test the concept of selling frozen food overruns, seconds, and other discounted products to the rural market. A retail store owned by an individual in a rural Kansas community had been operating since September 1996 market testing these lines of products. In August 1997, the Company opened a retail store in the Kansas City area to market test products packaged under the registered trade name, Valu Foods and other products. Store sales were as expected at the opening and continued to grow through the fall of 1997. The test project was discontinued when the Company discontinued the operation of the wholesale food Distribution segment. The Company plans to liquidate the Valu Foods, Inc. assets in the ordinary course of business and the store will close the sooner of the completion of the inventory liquidation or on January 31, 1999, when the lease expires. The loss on discontinued operations is approximately $23,965(net of tax). The loss includes anticipated legal costs, rental costs and payroll.

   As of April 30, 1998, the operations of Valu Foods, Inc. have been discontinued due to the planned closing of the wholly owned subsidiary. The entire investment in Valu Foods, Inc. was written-off through the current year loss from discontinued operations. The assets and liabilities of Valu Foods, Inc. at April 30, 1998, were comprised of property, plant and equipment including leasehold improvements of $332,953 and inventory $24,779. The revenues associated with Valu Foods, Inc. for the year ended 1998 was $143,550.

4. Stock Transactions:
   During the year ended April 30, 1996 the Company completed private placements of its securities. The Company sold a total of 605,175 shares of common stock resulting in gross proceeds to the Company of approximately $1,375,000, and net proceeds of approximately $1,200,000, after deducting the expenses of the offering.

   On May 1, 1995, the Company entered into a letter of intent to acquire certain assets of Woodson Electronics, Inc.(WEI). On May 1, 1996, this transaction was completed. The Company received a portion of WEI's operating rights and assets in exchange for 80,000 shares of stock with a fair market value of $160,000. The Company also entered into a Non-Exclusive Consulting, Non-Disclosure and Non-Compete Agreement with Thomas
   E. Woodson, which provides for the issuance of 20,000 shares of the Company's common stock and $36,000 to be paid out over 24 months. WEI is engaged in the business of designing, manufacturing, improving, marketing, maintaining, and providing, directly and with the assistance of others, data acquisition, alarm monitoring and reporting products and services related to such products. WEI supplies the monitoring products to Butler National Services, Inc.

   On December 16, 1997, the Company completed a private placement which was executed in reliance upon the exemption from registration afforded by Regulation S as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, as amended. The Company issued Series B 6% Convertible Preferred Stock in the amount of $1,500,000. The securities were not publicly offered. The securities were sold to accredited investors. The investors were not U.S. persons. Net proceeds of the offering were $1,315,959, after deducting legal, accounting, wire transfer and consulting expenses of the offering. The terms of conversion allow the holder, at its option, at any time commencing 45 days after issue to convert the preferred stock into shares of the Company's Common Stock, $0.01 par value per share, at a conversion price for each share of common stock equal to 70% of the 5 day average closing bid for the five days prior to closing. The shares are subject to a mandatory, 24 month conversion feature at the end of which all shares outstanding will be automatically converted.

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

5. Income Taxes:
   Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and
   liabilities given the provision of the enacted tax laws.   The Company has
   net operating loss carryforwards and cumulative temporary differences which would result in the recognition of net deferred tax assets. A valuation allowance has been provided which reduces the net deferred tax asset to zero. At April 30, 1998, the Company had approximately $4.6 million of net operating losses which expire in 2002 to 2013.

   The tax benefit of net operating losses generated prior to the Quasi reorganization and utilized after the reorganization are reflected as additions to capital contributed in excess of par.

The deferred taxes are comprised of the following components:

     Current Deferred Taxes                 04/30/98      04/30/97
     Current Assets                      $   416,843   $   454,080
     Current Liabilities                    (463,210)     (281,600)
     Total Current Deferred Taxes             46,367       172,480

     Noncurrent Deferred Taxes
     Noncurrent Assets                     2,349,958     2,370,690
     Noncurrent Liabilities                 (297,012)     (424,224)
     Total Noncurrent Deferred Taxes       2,052,946     1,946,466

     Total Deferred Taxes                  2,006,579     2,118,946
     Less: Valuation Allowance            (2,006,579)   (2,118,946)
     Total Deferred Taxes, Net           $         0   $         0


  The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:



                                             4/30/98       4/30/97

      Accounts Receivable Reserve        $    30,352    $   71,494

      Inventory Reserve                      309,285       320,917

      Net Operating Loss                   1,793,073     1,737,513

      Depreciation                          (283,314)     (404,011)

      Gaming                                 519,934       526,463

      Release Agreement Costs               (462,600)     (281,600)

      Other                                   99,849       148,170

      Net Deferred Tax Items              $2,006,579    $2,118,946


  A reconciliation of the provision for income taxes to the statutory federal rate is as follows:

                                             1998        1997        1996

 Statutory Federal Income Tax Rate           34.0%       34.0%       34.0%
 Less:
 Impacts of net operating losses
 and changes in
      valuation allowances                     -           -        (44.9)
      Nondeductible expenses                  7.5         1.7        10.9
      State taxes                             0.5         6.3        15.8
Effective Tax Rate                           42.0%       42.0%       15.8%

6.  Stock Options and Incentive Plans:

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

    The Company has five stock option plans, the 1981 Qualified Plan ("1981 Plan"), the 1989 Non Qualified Plan ("1989 Plan"), the First 1993 Non Qualified Plan ("1993-I Plan"), the Second 1993 Non Qualified Plan ("1993-II Plan") and the 1995 Non Qualified Plan ("1995 Plan"). The Company accounts for these plans under Accounting Principles Board
    Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost been recognized in accordance with Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation, the Company's operating income would have been effected as follows:

                                           1998          1997         1996

           Dividend Yield                    0%            0%           0%
           Expected Stock Volatility        98%          101%         101%
           Risk Free Interest Rate        6.07%         6.79%        5.86%
           Expected Option Lives       10 years      10 years     10 years
           Fair Value of Options       $   1.06      $   1.67     $   1.84
           Pro Forma Expense           $565,000      $    -       $    -
           Basic EPS effect            $   0.06      $    -       $    -


    The 1981 Plan has 100,000 shares reserved by the Company and has never been used. The other plans permit grants of nonqualified and incentive stock options. The Company has reserved 10,000,000, 5,000,000, 5,000,000 and 5,000,000 shares of its common stock under the 1989 Plan, 1993-I Plan, 1993-II Plan and 1995 Plan, respectively. All plans vest at the date of grant and provide that the exercise price shall be equal to the fair market value at the date of grant as determined by the Board of Directors, and the term of the options shall not exceed ten years from grant date.

    The following table summarizes the Option Plans.

                                        4/30/98       4/30/97        4/30/96
1989 Nonqualified Option Plan

   Beginning Balance - options          100,000       100,000        500,000
    outstanding
   Options granted                      100,000          -              -
   Canceled/Forfeited                   100,000          -              -
   Exercised                               -             -           400,000
   Ending Balance - options
       outstanding                      100,000       100,000        100,000
   Exercise Price Ranges               $   0.90      $ 2.3125       $ 2.3125
   Shares available for grants        8,000,000          -              -
   Price range of options exercised        -             -       .70 to 1.00

1993 Nonqualified Option Plan I         4/30/98       4/30/97        4/30/96

   Beginning Balance - options
       outstanding                      290,500       295,500        333,500
   Options granted                      247,500          -              -
   Canceled/Forfeited                   280,500         5,000         17,000
   Exercised                               -             -            21,000
   Ending Balance - options
       outstanding                      257,500       290,500        295,500
   Exercise Price Ranges          $0.90 to 2.50 $2.50 to 3.00  $2.50 to 3.00
   Shares available for grants        4,725,500       130,500        125,500
   Price range of options exercised        -             -     $2.50 to 3.00


1993 Nonqualified Option Plan II      4/30/98       4/30/97        4/30/96

   Beginning Balance - options
       outstanding                  1,444,400     1,457,564      1,484,264
   Options granted                  1,275,300          -              -
   Canceled/Forfeited               1,302,400        13,164          5,000
   Exercised                             -             -            21,700
   Ending Balance - options
       outstanding                  1,417,300     1,444,400      1,457,564
   Exercise Price Rang          $0.90 to 2.50 $2.3125 to 3.00 $2.3125 to 3.00
   Shares available for grants      3,573,600        18,400          5,236
   Price range of options exercised      -             -        $2.50 to 3.00


1995 Nonqualified Option Plan         4/30/98       4/30/97        4/30/96

   Beginning Balance - options
       outstanding                  1,323,000       696,000            -
   Options granted                  4,601,000       772,000        700,000
   Canceled/Forfeited               1,323,000       133,000          4,000
   Exercised                             -           12,000            -
   Ending Balance - options
       outstanding                  4,601,000     1,323,000        696,000
   Exercise Price Ranges                $0.90         $2.00          $2.00
   Shares available for grants      3,824,000       165,000        804,000
   Price range of options exercised      -            $2.00


7.  Commitments:

    a. Lease Commitments: The Company leases space under operating leases with initial terms ranging from three years to twenty years. Minimum lease commitments under operating leases for the next five years are as follows:

         For the year ending April 30, 1999     $145,912
                                       2000       85,745
                                       2001       66,000
                                       2002       66,000
                                       2003       33,000
                       And thereafter            198,000

          Total rental expense incurred for the years ended April 30, 1998, 1997 and 1996 was $187,905, $185,742 and $164,993 respectively.

  b. Employment Agreements: The Company has employment contracts with two officers.

      The first contract calls for annual compensation of $198,000 increasing in various amounts to $241,000. This contract expires April 30, 1999.
      The Company also issued this officer options to purchase 500,000 shares of common stock at $.1875 per share and 600,000 shares of common stock at prices ranging from $.50 per share to $1.00 per share. During 1991, the Company issued this officer additional options to purchase 800,000 shares of common stock at $.05 per share. These options expire the earliest of ten years from date of grant, one year after death occurring while employed by the Company, or three months after ceasing to be a full-time employee of the Company for any reason other than death. This officer exercised options for 600,000 shares at prices ranging from $.1875 per share to $.50 per share during fiscal 1993 and 800,000 shares at $.05 per share during fiscal 1992. This officer exercised options for 100,000 shares at $.60 per share during fiscal
      1995. The Company granted additional options to purchase 100,000 shares at $2.3125 during fiscal 1995. This officer exercised options for 400,000 shares at prices ranging from $.70 to $1.00 per share during fiscal 1996. The Company granted options to purchase 50,000 shares at $2.00 during fiscal 1996. The Company granted options to purchase 50,000 shares at $1.8125 per share during fiscal 1997. At
      April 30, 1997, 100,000 options remain available to exercise at 2.3125 per share which expires September 1, 1999.

      A second contract calls for annual compensation of $300,000 and incentive compensation based on operating income. This contract was terminated by the Release agreement effective April 30, 1997. See Note 3.

8.    Contingencies:

      The Company had an employment agreement with an individual which the Company terminated in April 1995. This individual filed a lawsuit against the Company, the President of the Company, and various corporate subsidiaries alleging the Company wrongfully terminated the individual's employment in breach of the contract. The suit was filed in October, 1995, in State Court in Johnson County, Kansas. The Company and the individual reached an agreement to settle and release all claims and counterclaims on May 1, 1997. The individual dismissed the lawsuit with prejudice. The terms of the settlement include payments of $122,000 and $72,000 by the Company to the individual during fiscal
      1998 and fiscal 1999 respectively.

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

 9.   Related Party Transactions:

      During fiscal 1998, the Company paid consulting fees of approximately $132,676 to a board member for business consulting services.

      A board member of the Company is also a principal of a firm which provides business consulting services to the Company. Total payments in 1998 under this agreement were approximately $42,739.

      A board member of the Company is also a principal of a firm which provides business consulting services to the Company. Total payments and accruals in 1998 under this agreement were approximately $40,000, and $56,000, respectively.

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

      In fiscal 1998, the officer reduced the loan balance by $44,116 through expense reimbursement. The loan balance is currently $37,647.

      During fiscal 1996, an officer of the Company sold 20,000 shares of the Company stock to the Company at fair market value. These shares are now held in treasury.

10.   Common Shares Used in Per Share Calculations:

      The following table shows the amounts used in computing earnings per share and the effect on income and weighted average number of shares of dilutive potential common stock.

                                           1998           1997        1996
   Earnings available for common shares   77,731        165,692     144,402

   Convertible debentures (interest
    expense, net of tax)                  31,954         43,100        -

   Earnings available for common shares
    after assumed conversion of
    dilutive securities                  109,685        208,792     144,402

   Earnings per share:
   Basic:
   Earnings from continuing
    operations                              0.03          (0.02)      (0.07)
   Income (loss) from/on discontinued
    operations                             (0.02)          0.04        0.09
   Earnings available for common shares     0.01           0.02        0.02

   Earnings per share:
   Diluted:
   Earnings from continuing
    operations                              0.02          (0.02)      (0.07)
  Income (loss) on discontinued
    operations                             (0.01)          0.04        0.08
  Earnings available for common shares      0.01           0.02        0.01

  Weighted average number of common
   shares used in basic EPS            9,418,330      9,411,168   9,269,432
  Per share effect of dilutive
   securities:
  Convertible Preferred Stock            368,219           -           -
   Convertible debentures                650,000        47,474      360,298
  Options                                   -            8,108      617,104


  Weighted number of common shares
    and dilutive potential common
    shares used in diluted EPS        10,436,549     9,411,168    9,629,730

11. Subsequent Events:

    In November 1995, the Aircraft Modification business segment purchased a Learjet model 35 aircraft to use for the demonstration and flight testing of the Avcon Fins and related model 35 STC products to the FAA. Upon approval, the products were shown and demonstrated to the aviation market to determine the product marketability and to determine the market for Learjets modified with the Avcon R/X Mod. The Company will record a net gain in the first quarter of fiscal 1999 from the sale of this aircraft during July 1998. The Company has made an offer and expects to purchase a Learjet model 25 for demonstration of the Avcon model 25 products to the FAA. The Company expects that the products will be approved by the FAA for use on both the Learjet models 25 and 35. Further, the Company is planning to purchase, modify and resell four to six aircraft per year and has established an inventory floor plan arrangement to finance this activity.

12. New Accounting Standards:

    The American Institute of Certified Public Accountants has issued SOP 98-5, "Reporting on the costs of start-up activities." This standard provides a change in the capitalization policy for start up costs. The standard is required for fiscal year end 1999. The Company is currently evaluating the adoption of this standard.

13. Industry Segmentation and Sales by Major Customer:

    a. Industry Segmentation: The Company's operations have been classified into five segments in 1998, 1997 and 1996.

           1. Gaming - principally includes the business management services to Indian tribes in connection with the Indian Gaming Act of 1988. (Beginning in fiscal 1994).

           2. Avionics - principally includes the manufacture of airborne switching units used in DC-9, DC-10, DC- 9/80, MD-80, MD-90 and the KC-10 aircraft.

           3. Aircraft Modifications - principally includes the modification of business type aircraft from passenger to freighter configuration, addition of aerial photography capability, stability enhancing modifications for Learjets, and other modifications.

           4. Monitoring Services - principally includes the monitoring of water and wastewater remote pumping stations through electronic surveillance, for municipalities and the private sector.

           5. Temporary Services - provides temporary employee services for corporate clients.


Year ended April 30, 1998

                               Gaming   Avionics   Modifications   Services
Net Sales                     $   -     $484,518      $3,874,490 $1,097,098
Depreciation                              12,870          91,075     10,831
Operating profit
   (loss) (a)                 (32,569)   146,744         844,320    228,488
Capital expenditures        1,813,106          0           8,871     23,904
Interest, net
Other income
Income or (loss) from
   continuing operations
Income or (loss) from
   discontinued operations
Income taxes
         Net income

Identifiable assets        $3,356,892$   709,868  $   5,691,256 $   135,629


Year ended April 30, 1988
                              Temporaries    Corporate     Consolidation

Net Sales                          -             -            $5,456,106
Depreciation                       -            46,927           161,703
Operating profit                   -          (575,712)          611,721
 (loss)(a)
Capital expenditures               -           602,711
Interest, net                                                   (251,421)
Other income                                                     448,529
Income or (loss) from
 continuing operations                                           808,380
Income or (loss) from
 discontinued operations                                        (699,812)
Income taxes                                                           0
      Net income                                                 108,568

Identifiable assets          $  16,428      $ 672,694        $10,582,769



Year ended April 30, 1997

                             Gaming     Avionics    Modifications    Services
Net Sales                   $   -    $   277,513    $   2,724,217  $1,060,045
Depreciation                              34,629           31,071       6,029
Operating profit
 (loss) (a)                (243,728)     123,571          501,984     230,738
Capital expenditures        393,474       55,778        1,213,032     117,100
Interest, net
Other income
Income or (loss) from
 continuing operations
Income or (loss) from
 discontinued operations
Income taxes
      Net income

Identifiable assets      $1,543,786  $   595,556    $   5,765,537 $   311,694


Year ended April 30, 1997
                                 Temporaries      Corporate     Consolidation
Net Sales                        $    -           $   -          $4,061,775
Depreciation                          -               -              71,729
Operating profit
 (loss)(a)                            -            (318,807)        293,757
Capital expenditures                  -              14,260
Interest, net                                                      (257,105)
Other income                                                       (232,869)
Income or (loss) from
 continuing operations                                             (199,633)
Income or (loss) from
 discontinued operations                                            470,065
Income taxes                                                        (27,775)
       Net income                                                   258,274

Identifiable assets              $  43,945        $257,856       $9,372,778


Year ended April 30, 1996
                              Gaming    Avionics    Modifications    Services
Net Sales                   $    -    $  260,399    $   2,531,504  $  861,192
Depreciation                              11,429           26,009       4,606
Operating profit
 (loss)(a)                  (668,239)     79,545          356,916     227,078
Capital expenditures             -          -              52,681      21,458
Interest, net
Other income
Income or (loss) from
 continuing operations
Income or (loss) from
 discontinued operations
Income taxes
      Net income

Identifiable assets        $1,150,312 $ 208,342     $   4,679,582  $  223,590


Year ended April 30, 1996
                                Temporaries      Corporate      Consolidation
Net Sales                       $    -           $    -         $   3,653,095
Depreciation                         -                -                42,044
Operating profit
 (loss)(a)                            1,275       (581,151)          (584,576)
Capital expenditures                 -               5,554
Interest, net                                                        (101,619)
Other income                                                           21,181
Income or (loss) from
 continuing operations                                               (665,014)
Income or (loss) from
 discontinued operations                                              809,416
Income taxes                                                                0
       Net income                                                     144,402

Identifiable assets             $     3,445      $ 134,301      $   6,399,572


  (a) Operating expenses not specifically identifiable are allocated based upon sales, cost of sales, square footage or other factors as considered appropriate.

b.   Major Customers:
     Sales to major customers (10% or more of consolidated sales) were as follows:

                                           1998         1997        1996
     Aircraft Modification                  16%          21%         11%
     Monitoring Services                    12%          16%         17%
     Total Major Customers                  28%          37%         28%

                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             for the years ended April 30, 1998, 1997 and 1996


Year ended April 30, 1998
                                            Additions
                             Balance        Charged to               Balance
                             at Beginning   Costs and                at End
Description                  of Year        Expenses    Deductions   of Year

Allowance for doubtful
 accounts                    $78,736        $   -       $   -        $78,736

Reserve for inventory
 obsolescence                 74,562            -           -         74,562

Reserve for loss on note
 receivable                   27,327            -           -         27,327


Year ended April 30, 1997

Allowance for doubtful
 accounts                    $91,882        $13,146     $   -        $78,736

Reserve for inventory
 obsolescence                 62,071         12,491         -         74,562

Reserve for loss on note
 receivable                   35,729           -          8,402       27,327


Year ended April 30, 1996

Allowance for doubtful
 accounts                    $91,882       $   -        $   -        $91,882

Reserve for inventory
 obsolescence                 63,767           -            -         62,071

Reserve for loss on note
 receivable                   35,729           -            -         35,729
