Form 10-K/A
period 1998-04-30
BUTLER NATIONAL CORP
filed 1998-08-24
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K/A

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

August 24, 1998                                    BUTLER NATIONAL CORPORATION


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

Signature                           Title                         Date

 /s/ Clark D. Stewart
                               President, Chief              August 24, 1998
Clark D. Stewart               Executive Officer
                               and Director (Principal
                               Executive Officer)

 /s/ R. Warren Wagoner
                               Chairman of the Board         August 24, 1998
R. Warren Wagoner              and Director


 /s/ William A. Griffith
                               Director                      August 24, 1998
William A. Griffith


 /s/ William E. Logan
                               Director                      August 24, 1998
William E. Logan


 /s/ David B. Hayden
                               Director                      August 24, 1998
David B. Hayden


 /s/ Edward J. Matukewicz
                               Treasurer                     August 24, 1998
Edward J. Matukewicz           (Principal Financial and
                               Accounting Officer)

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

                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended April 30, 1998, 1997 and 1996

<CAPTION

                                                 1998       1997       1996

Cash flows from operating activities:

Net income                                    $77,731    $165,692    $144,402
 Adjustments to reconcile income to net
 cash used in operations:
   Deferred income taxes                       56,287        -           -
   Depreciation                               147,229      71,731      46,942
   Amortization of intangible assets          408,106      52,872        -
   Gain on retirement of fixed assets            -           -         30,000
   Provision for uncollectible accounts          -        (13,146)       -
   Provision for obsolete inventories            -         12,491      (1,696)
   Amortization of service contracts          (23,385)     13,333     145,414

Changes in assets and liabilities:
   Accounts receivable                       (241,442)    (39,020)    (55,301)
   Contracts in process                       572,063    (267,137)   (716,444)
   Inventories                               (237,621)   (180,174)   (155,869)
   Prepaid expenses and other current assets   83,152     (62,584)      9,474
   Supplemental Type Certificates            (499,454)   (814,474)   (550,427)
   Other assets                               120,135    (133,091)    (17,097)
   Accounts payable                            67,481    (308,723)    534,383
   Customer deposits                         (989,760)    993,628     370,738
   Settlement agreement                       (72,000)       -           -
   Accrued liabilities                        (69,108)    138,209     (28,465)
   Note receivable                             62,550        -           -
            Total adjustments                (615,767)   (536,085)   (388,348)
      Cash used in operations                (538,036)   (370,393)   (243,946)

Discontinued operations:
   Net investment in discontinued operations  643,027    (852,551)   (169,648)

Cash flows from investing activities:
   Capital expenditures, net                 (681,336)   (444,738)    (79,692)
   Deferred costs of Indian Gaming         (1,812,628)   (397,870)   (171,880)
   Aircraft and aircraft parts                   -          8,268    (219,622)
   Proceeds from short term investments          -           -           -
      Cash used in investing activities    (1,850,937) (1,686,891)   (640,842)

Cash flows from financing activities:
   Net borrowings under promissory notes      312,975      81,309     (61,061)
   Proceeds from long-term debt               502,603   1,411,466      12,734
   Repayments of  long-term debt and
    lease obligations                        (103,745)    (94,162)    (63,463)
   Repayment of officer note                   44,115      27,265        -
   Issue class B convertible preferred      1,315,959        -           -
   Stock issuance for conversions and other   268,903     261,119   1,249,866
   Stock issuance for Woodson purchase           -        200,000        -
      Cash provided by (used in)
      financing activities                  2,360,324   1,801,758   1,419,554

Net increase (decrease) in cash               (48,163)   (170,287)    253,288

Cash, beginning of period                     208,761     379,048     125,760

Cash, end of period                           160,598     208,761     379,048

Supplemental disclosures of cash flow
 information:
   Interest paid                              254,202     215,867     114,821
   Income taxes paid                           16,741      27,775      22,800

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

           5. Temporary Services - provides temporary employee services for corporate clients.


Year ended April 30, 1998

                               Gaming   Avionics   Modifications   Services
Net Sales                     $   -     $484,518      $3,874,490 $1,097,098
Depreciation                              12,870          91,075     10,831
Operating profit
   (loss) (a)                 (32,569)   146,744         844,320    228,488
Capital expenditures        1,813,106          0           8,871     23,904
Interest, net
Other income
Income or (loss) from
   continuing operations
Income or (loss) from
   discontinued operations
Income taxes
         Net income

Identifiable assets        $3,356,892$   709,868  $   5,691,256 $   135,629


Year ended April 30, 1988
                              Temporaries    Corporate     Consolidation

Net Sales                          -             -            $5,456,106
Depreciation                       -            46,927           161,703
Operating profit                   -          (536,711)          650,272
 (loss)(a)
Capital expenditures               -           602,711
Interest, net                                                   (251,421)
Other income                                                      15,540
Income or (loss) from
 continuing operations                                           414,392
Income or (loss) from
 discontinued operations                                        (172,281)
Income taxes                                                     164,380
      Net income                                                  77,731

Identifiable assets          $  16,428      $ 889,583        $10,799,656



Year ended April 30, 1997

                             Gaming     Avionics    Modifications    Services
Net Sales                   $   -    $   277,513    $   2,724,217  $1,060,045
Depreciation                              34,629           31,071       6,029
Operating profit
 (loss) (a)                (243,728)     123,571          501,984     230,738
Capital expenditures        393,474       55,778        1,213,032     117,100
Interest, net
Other income
Income or (loss) from
 continuing operations
Income or (loss) from
 discontinued operations
Income taxes
      Net income

Identifiable assets      $1,543,786  $   595,556    $   5,765,537 $   311,694


Year ended April 30, 1997
                                 Temporaries      Corporate     Consolidation
Net Sales                        $    -           $   -          $4,061,775
Depreciation                          -               -              71,729
Operating profit
 (loss)(a)                            -            (318,807)        293,758
Capital expenditures                  -              14,260
Interest, net                                                      (257,105)
Other income                                                       (232,869)
Income or (loss) from
 continuing operations                                             (196,217)
Income or (loss) from
 discontinued operations                                            365,325
Income taxes                                                       (  3,416)
       Net income                                                   165,692

Identifiable assets              $  43,945        $257,856       $8,518,374


Year ended April 30, 1996
                              Gaming    Avionics    Modifications    Services
Net Sales                   $    -    $  260,399    $   2,531,504  $  861,192
Depreciation                              11,429           26,009       4,606
Operating profit
 (loss)(a)                  (668,239)     79,545          356,916     227,078
Capital expenditures             -          -              52,681      21,458
Interest, net
Other income
Income or (loss) from
 continuing operations
Income or (loss) from
 discontinued operations
Income taxes
      Net income

Identifiable assets        $1,150,312 $ 208,342     $   4,679,582  $  223,590


Year ended April 30, 1996
                                Temporaries      Corporate      Consolidation
Net Sales                       $    -           $    -         $   3,653,095
Depreciation                         -                -                42,044
Operating profit
 (loss)(a)                            1,275       (581,151)          (584,576)
Capital expenditures                 -               5,554
Interest, net                                                        (101,619)
Other income                                                           51,181
Income or (loss) from
 continuing operations                                               (635,014)
Income or (loss) from
 discontinued operations                                              802,216
Income taxes                                                           22,800
       Net income                                                     144,402

Identifiable assets             $     3,445      $ 134,301      $   6,399,572


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
