Form 10-Q
period 1998-07-31
BUTLER NATIONAL CORP
filed 1998-09-18
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)
           Quarterly Report Pursuant to Section 13 or 15(d) of the
    X                   Securities Exchange Act of 1934

                      For the quarter ended July 31, 1998

          Transition Report Pursuant to Section 13 or 15 (d) of the
                        Security Exchange Act  of 1934

                      For the quarter ended July 31, 1998

                         Commission File Number 0-1678



                          BUTLER NATIONAL CORPORATION
           (Exact name of Registrant as specified in its charter)


               Delaware                         41-0834293
      (State of incorporation)     (I.R.S. Employer Identification No.)


                 19920 West 161st Street, Olathe, Kansas  66062
                 (Address of Principal Executive Office)(Zip Code)


     Registrant's telephone number, including area code:  (913) 780-9595


Former Name, former address and former fiscal year if changed since last report:


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such
filing requirements for the past ninety days:  Yes  X   No ______


     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 31, 1998, was 11,780,746 shares.

              BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


                                  INDEX

PART I.        FINANCIAL INFORMATION:

                                                                      Page No.

     Consolidated Balance Sheets - July 31, 1998
        and April 30, 1998................................................3

     Consolidated Statements of Income - Three
        Months ended July 31, 1998 and 1997...............................4


     Consolidated Statements of Cash Flows - Three
        Months ended July 31, 1998 and 1997...............................5


     Notes to Consolidated Financial Statements...........................6


     Management's Discussion and Analysis
        Financial Condition and Results of Operations.....................8

PART II.

     OTHER INFORMATION...................................................13

     SIGNATURES..........................................................14


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

ASSETS                                               7/31/98          4/30/98
                                                   (unaudited)

Current Assets:
     Cash                                            $ 230,357      $ 160,598
     Accounts receivable, net of allowance for
          doubtful accounts of $78,736 at July 31,     359,011        482,888
          and $78,736 at April 30, 1998
     Note  receivable - current                        497,733        491,733

     Contracts in process                              634,300        551,610
     Inventories:
          Raw materials                              1,115,882      1,039,324
          Work in process                              168,538         76,073
          Finished goods                                58,491         55,939
                                                --------------  --------------
                                                     1,342,911      1,171,336
      Prepaid expenses and other assets                 37,176         37,880
                                                --------------  --------------
               Total current assets                  3,095,488      2,896,045

Note receivable                                      2,206,237      1,770,714

Supplemental Type Certificates                       1,432,184      1,456,249

Property, Plant and Equipment:
     Land & Building                                   667,628        639,130
     Machinery and equipment                         1,057,157        973,504
     Office furniture and fixtures                     560,967        632,617
     Leasehold improvements                             33,959         33,958
                                                --------------  --------------
               Total cost                            2,319,711      2,279,209

     Accumulated depreciation                       (1,111,070)    (1,060,705)
                                                 --------------  --------------
                                                     1,208,641      1,218,504


Other Assets (Note 1):
     Deferred costs of Indian Gaming                 1,330,540      1,277,724
     Aircraft and aircraft parts                       555,281      2,056,281
     Other assets                                      148,498        124,139
                                                --------------  --------------
               Total Other Assets                    2,034,319      3,458,144

               Total assets                         $9,976,869    $10,799,656
                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY                 7/31/98          4/30/98
                                                   (unaudited)
Current Liabilities:
     Bank overdraft payable                         $    -        $   193,205
     Promissory notes payable                         642,677         695,718
     Current maturities of long-term debt              14,777          17,968
     Accounts payable                                 403,601         477,098
     Customer Deposits                                583,325         530,275
     Accrued liabilities -
          Compensation and compensated absences       128,060         134,343
          Other                                       115,938         227,896
                                                --------------  --------------
               Total current liabilities            1,888,378       2,276,503

Long-Term Debt, net of current maturities           1,420,657       1,972,293
Convertible debentures                                650,000         650,000
                                                --------------  --------------
               Total liabilities                    3,959,035       4,898,796

Commitments and contingencies:
Liabilities of discontinued operations                   -             39,000
Shareholders' equity:
     Preferred stock, par value $5:
       Authorized, 200,000 shares, all classes
       $1,000 Class B, 6%, cumulative if earned,
       liquidation and redemption value $1,000,
       issued and outstanding, 1,120 shares at
       4/30/98 & 785 shares at 7/31/98               355,236          506,834
     Common stock, par value $.01:
       Authorized, 40,000,000 shares
       Issued 11,673,069 April 30, 1998 &
       12,555,746 at July 31, 1998,                  125,557          116,730
       Common stock warrants                           8,807            8,807
       Capital contributed in excess of par        7,471,740        7,232,155
     Note receivable arising from stock purchase
       agreement                                     (37,647)         (37,647)
     Unearned service contracts                     (260,690)        (286,823)
     Treasury stock, at cost (No preferred at
       7/31 & no preferred at 4/30                (1,537,240)      (1,537,240)
       and common 775,000 at 7/31 & 775,000
       at 4/30)
     Retained earnings                              (107,929)        (140,956)
      (Deficit of $11,938,813 eliminated
       October 31, 1992)
                                               ---------------  --------------
          Total shareholders' equity               6,017,834        5,861,860
                                                --------------  --------------
          Total liabilities and shareholders'
          equity                                 $ 9,976,869      $10,799,656
                                                    ========         ========

      The accompanying notes are an integral part of these balance sheets.


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME


                                                   THREE MONTHS ENDED
                                                        July 31,
                                                  1998             1997
                                              (unaudited)       (unaudited)

     Net sales                                $3,096,562        $1,245,890

     Cost of sales                             2,485,488           754,064

                                        ----------------     ----------------
     Gross profit                                611,074           491,826

     Selling, general and
     administrative expenses                     536,891           381,488
                                        ----------------     ----------------
          Operating income                        74,183           110,338


     Other income (expense):
          Interest expense                       (41,990)          (70,014)
          Interest income                             82               807
          Net gain - Settlement Agreement           -              426,947
          Other                                      753               -
                                        ----------------     ----------------
          Other income                           (41,155)          357,740
                                        ----------------     ----------------
     Income before taxes                          33,028           468,078


     Provision for income tax                     13,871           196,593
                                        ----------------     ----------------
               Net income                   $     19,157     $     271,485
                                                ========          ========

     Basic earnings (loss) per common share          .01               .04

      Shares used in per share calculation    10,022,282         9,243,347

     Diluted earnings (loss) per common share        .01               .03

      Shares used in per share calculation    11,123,926         9,736,045


       The accompanying notes are an integral part of these statements.


                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Three Months Ended July 31,
                                                 1998                 1997
                                             (unaudited)           (unaudited)

Cash flows from operating
activities:


Net income                                    $     19,157      $     271,485
     Adjustments to reconcile income to
           net cash used in operations:
     Deferred income taxes                          13,871            196,593
     Depreciation                                   50,364             39,898
     Amortization of intangible assets              44,311            112,535
     Provision for uncollectible account              -               181,973
     Provision for obsolete inventories               -                15,940
     Amortization of service contracts              26,133             27,865


Changes in assets and liabilities:
     Accounts receivable                           123,876           (253,601)
     Contracts in process (Increase)               (82,690)          (334,266)
     Inventories (Increase)                       (171,575)           (38,931)
     Supplemental Type Certificates (Increase)      24,065             60,125
     Prepaid expenses and other current assets         703              8,813
     Other assets                                  (98,423)             5,894
     Accounts payable (decrease)                   (73,497)           258,594
     Customer deposits                              53,050            100,000
     Accrued liabilities (decrease)                (64,240)           (72,213)
     Settlement agreement (decrease)                18,000            (24,000)
     Note receivable                               835,229               -
                                         -----------------   ----------------
               Total adjustments                   564,499           (289,586)
                                         -----------------   ----------------

          Cash provided by (used in) operations    718,334            556,704
                                         -----------------  -----------------
Discontinued operations:
     Net investment in discontinued operations      15,708               -

Cash flows from investing activities:
     Capital expenditures, net                     (20,501)           141,725
     Deferred costs of Indian Gaming                  -              (410,107)
     Aircraft and aircraft parts                      -                  -
     Proceeds from short term investments             -                  -
                                             -------------       ------------
          Cash used in investing activities        (20,501)          (268,382)

                                             -------------       ------------
Cash flows from financing activities:
     Net borrowings under promissory note          (53,041)           336,351
     Proceeds from long-term debt                  814,379           (100,000)
     Repayments of long-term debt and lease
      obligations                               (1,405,120)           (25,705)
     Bank overdraft payable                           -               149,394
     Stock issuance for conversions and other         -               100,000
     Note receivable & redemption of common stock     -              (641,206)
                                             -------------      -------------
          Cash provided by (used in)
          financing activities                   (643,782)           (181,166)
                                             -------------      -------------
Net increase (decrease) in cash                    69,759             107,156


Cash, beginning of period                         160,598             208,761
                                             -------------      -------------
Cash, end of period                       $       230,357      $      315,917

Supplemental disclosures of cash flow
information:
     Interest paid                        $        41,990      $       74,503
     Income taxes                                    -                 10,000

       The accompanying notes are an integral part of these statements.


              BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1998 are not indicative of the results of operations that may be expected for the year ending April 30, 1999.

     For further information, refer to the Consolidated Financial Statements and Footnotes included in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1998.

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

3. The Company has capitalized approximately $3,854,760 and $1,812,628 at July 31, 1998 and April 30, 1998, respectively, of costs related to the anticipated construction of three Indian gaming facilities. These costs are
included in other assets in the accompanying balance sheet.   In the opinion
of management, these costs will be recoverable through the gaming activities or, in event the Company is unsuccessful in establishing such operations, these costs will be recovered through the liquidation of the associated assets. These costs include the following:

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

Cash payments of approximately $1,813,000,$186,000, and $172,000 in 1998,
1997, and 1996, respectively, for architectural, engineering and construction services.

Cash Advances to the Tribes of $190,000 in fiscal 1995 which the Tribes used for the acquisition of land.

Acquisition of land and land improvements by the Company in the amount of $203,000 in fiscal year 1997.

     Acquisition of land by the Company in the amount of $53,000 in fiscal year 1998.

     Advances to the Indian Tribes for construction costs under an approved Management Contract during fiscal 1998 of $449,423.

4. The Company had an employment agreement with an individual which the Company terminated in April 1995. This individual filed a lawsuit against the Company, the President of the Company and various corporate subsidiaries alleging the Company wrongfully terminated the individual's employment in breach of the contract. The suit was filed in October, 1995, in State Court in Johnson County, Kansas. The Company and the individual reached an agreement to settle and release all claims and counterclaims on May 1, 1997. The individual dismissed the lawsuit with prejudice. The term of the Settlement Agreement include payments by the Company to the individual during fiscal 1998 and fiscal 1999 respectively.

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

6. During fiscal 1996, the President and CEO, Clark D. Stewart, exercised his option to purchase 400,000 shares of the Company's common stock under the terms of the 1989 Nonqualified Stock Option Plan through a loan by the Company. The shares were purchased at prices ranging from $.70 to $1.00 per share. The largest aggregate amount of indebtedness outstanding was $367,000 during fiscal 1996. The amount outstanding at July 31, 1996, was $338,634. Interest is charged at the applicable federal rate and the loan is being amortized over five years. In fiscal 1997, the officer reduced the loan balance by $277,264 through expense reimbursement and the transfer of 125,000 shares of common stock valued at $250,000. The loan balance is currently $37,647.

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

8. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended July 31, 1998 and 1997. Stock options are included in 1998 and 1997 as common stock equivalents to the extent that they are dilutive. The Convertible debenture is included in fiscal 1997 and fiscal 1998 as a common stock equivalent since the debenture is dilutive. The convertible preferred stock is included in 1998 since the convertible preferred stock is dilutive. Shares used in the per share computations are as follows:



                                                        THREE MONTHS ENDED
                                                          1998         1997

Common shares outstanding beginning of period         10,435,549    9,411,168

Cumulative increase in weighted average
due to Common Stock Equivalent net of treasury stock     603,953     (179,455)

Cumulative increase in weighted average
due to Convertible Debenture                                -         492,699

Cumulative increase in weighted average
due to issues per acquisition and consulting agreements     -           8,904

Cumulative increase in weighted average
due to issues per Nonqualified Stock Option Plans           -           2,729

Cumulative increase in weighted average
due to Convertible Preferred                              83,424      368,219
                                                   ------------- -------------
Weighted average shares, end of period                11,123,926    9,736,045


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview:  First quarter consolidated sales were $3,096,562 for the three
months ended July 31, 1998, compared to   $1,245,890 for the three months
ended July 31, 1997, an increase of 149%. Sales increased in the Avionics segment (16.9%), and the Aircraft Modifications segment (253.8%) and decreased in the Monitoring Services segments (40.1%). The Company recorded a net income of $19,157 in the current quarter compared to $196,593 in the comparable period of fiscal 1998.


Aircraft Modifications (Avcon Industries, Inc.): Sales at Avcon Industries, Inc. increased $2,001,141 (253.8%) from $788,229 in the first quarter of the prior year to $2,789,370 in the quarter ending July 31, 1998. Gross profit increased from $295,396 in the quarter ending July 31, 1997 to $483,190 in the quarter ending July 31, 1998. This segment is experiencing increased sales volume from the sale of AVCON FINS and fin related modifications. This segment is continuing to work on the development of new products and expects to see an increase in sales and gross margin in the coming quarters of fiscal 1999.


Avionics (Woodson Avionics, Inc.): Avionics unit sales were $114,170 in the three months ended July 31, 1998 compared to $94,900 in the comparable period of the preceding year, a increase of 16.9%. Operating earnings for the three months ended July 31, 1998, were $26,973 compared to $25,549 for the three months ended July 31, 1997. The increase revenue is due to a closer location to major customers like Boeing (McDonnell Douglas) and the increased
marketability of the new location.   The Company believes the sales volume
will remain relatively stable with steady growth for the next few years and hopes the relocation will allow this segment to expand and serve additional customers.


SCADA Systems and Monitoring Services (Butler National Services, Inc.): Sales for the three months ended July 31, 1998 were $217,132 compared to sales of $362,761 for the comparable period of the prior year an decrease of 40.1%. Gross profit for the three months ended July 31, 1998 were $81,700 compared to $120,061 for the three months ended July 31, 1997.


Temporary Services (Butler Temporary Services, Inc.):   This segment did not
recognize any revenue in the first quarter of fiscal 1998 and fiscal 1999. When the Company and the Tribes open the Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.

Management Services (Butler National Services Corporation):

                                  -General-

The Company received no revenue and incurred $19,804 in the first quarter 1999 and $34,365 in the first quarter 1998 for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized $19,804 and $44,531 in the first quarter of 1999 and 1998, respectively, related to shares issued for services rendered to the Company in that regard.

The Company has invested $3,854,760 in land, land improvements, professional design fees and construction cost related to the development of Indian Gaming facilities. Included in this investment is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas and a house on four acres of land in Johnson County, Kansas. The Company believes that these tracts could be developed and sold for residential and commercial use other than Indian gaming if the gaming enterprise does not open. Additional improvements including access roads,
water and sewer services, etc. are planned for this land.   After these
improvements, the land may be sold in small tracts. These development opportunities and the NIGC approved Management Contract for construction and operation of the STABLES may allow the Company to recover the majority, if not all, of the $3,854,760 investment.

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

The Miami Tribe challenged this opinion in Federal Court to prove and protect the sovereignty of the Miami Tribe and other Indian tribes relating to their lands. On April 11, 1996, the Court ruled that the Miami Tribe did not have jurisdiction because the BIA had not approved the Tribal membership of the Princess Maria heirs at the time the management agreement was submitted, therefore, the Court ordered that the NIGC's determination that Reserve No. 35 is not "Indian land" pursuant to IGRA is affirmed. However, the Court noted in its ruling that nothing precludes the Tribe from resubmitting its management agreement to the NIGC along with evidence of the current owners' consent and the newly adopted tribal amendment. On February 22, 1996, the BIA approved the Miami Tribe's constitution and the membership of the heirs. The Tribe has resubmitted the management agreement, no approval has yet been received by the NIGC. Although the Court noted that the Tribe could resubmit the management agreement, the Court did not pass on whether or not a new submission will obtain approval. In July 1997, the NIGC, again, found the land not suitable for gaming, based upon the BIA's determination that Reserve No. 35 is not "Indian land" pursuant to IGRA. On August 11, 1997, the Miami Tribe file another action to define the Indian land in the Federal District Court. On May 12, 1998, the court ruled that the land was Indian Country under the jurisdiction of the Miami Tribe and remanded the question of whether the Tribe is exercising governmental powers to the Bureau of Indian Affairs. The BIA is to respond within six (6) months. Upon a favorable outcome of this filing, Butler National is ready to proceed with construction and operation of the Princess Maria Casino in Miami County, Kansas.

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

The tribal governments of the Shawnee Tribe and the Cherokee Nation are in the process of approving a land lease with the co-owners, a development agreement with the Company, and a long-term operating agreement between the Shawnee Tribe and the Cherokee Nation. Plans are for the development of a Class II bingo establishment. The Chief of the Cherokee Nation has announced his plans to support the formal recognition of the Shawnee Tribe by the federal government. The Shawnee Tribe is working to complete the supporting documentation for the Bureau of Indian Affairs.

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

COSTS AND EXPENSES

The consolidated gross profit percentage was 19.73% for the three months ended July 31, 1998, compared to 32.56% for the three months ended July 31, 1997.

Operating expenses (selling, general and administrative) in the three months ended July 31, 1998, were $536,891 or 17.3% of sales compared to $737,871 or 30.6% of sales for the three months ended July 31, 1997, a decrease of $200,980 or 27.2%.

Interest expense for the three months ended July 31, 1998, decreased $32,513 from $74,503 in the first quarter of the prior year to $41,990. The Company continues to use its line of credit to maintain operations. The Company acquired a Lear 35 during fiscal 1996 for debt on an inventory floor plan of $1,500,000, the majority of the increase in interest expense relates to this acquisition and the related debt and the increased borrowing on the credit line. The Company sold the Learjet model 35 resulting in reduced interest cost for the first quarter of fiscal 1999. The Company plans to use the inventory floor plan to acquire a model 25 for modification and resale during fiscal 1999.

Other income(expense) is income of $82 in the quarter ended July 31, 1998, versus income of $807 in the quarter ended July 31, 1997.

The Company employed 69 at July 31, 1998, and 63 at July 31, 1997.

EARNINGS

The Company recorded a profit of $19,157 in the three months ended July 31, 1998. This is comparable to a profit of $271,485 in the three months ended July 31, 1997. Income per share is $.01 and income per share is $.04 for the three months ending July 31, 1998, and July 31, 1997, respectively.

CAPITAL RESOURCES

The Company had no material commitment for capital expenditures as of July 31, 1998, except for the advances to the Miami Tribe and Modoc Tribe for the construction of the gaming establishment. The Company has advanced approximately $449,423 under the approved management contract. The Company has arranged all the required financing to complete the opening of The Stables in September 1998.

LIQUIDITY

Borrowed funds have been used primarily for working capital. Bank debt is $642,677 at July 31, 1998, and was $719,094 at July 31, 1997. The Company's
unused line of credit was approximately $107,323 as of July 31, 1998 and approximately $880,906 as of July 31, 1997. The interest rate on the Company's line of credit is prime plus two, as of September 15, 1998, the interest rate is 10.25%.

The Company plans to continue using the promissory notes payable due in
November, 1998, as working capital.   The Company believes the extensions will
continue and does not anticipate the repayment of these notes in fiscal 1999. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

The Company has issued stock at fair market value for various legal, marketing and consulting services, in lieu of cash payments. During fiscal 1995, the Company issued 95,000 share of stock at a value of $219,668 for professional services to be provided in the future.

The Company did not issue shares for professional services to be provided in the future in fiscal 1996. The Company issued 20,000 shares for consulting services related to the acquisition of the operating rights and assets of WEI in fiscal 1997. The Company issued 742,452 shares of convertible preferred stock, and 140,225 shares of common stock related to discontinued operations. See Note 5.


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

Item 2. Changes in Securities
          The Company issued 742,452 shares of convertible preferred stock, and 140,225 shares of common stock related to discontinued operations.

Item 4. Submission of Matters to Vote of Security Holders
          None

Item 6. Exhibits and reports on Form 8-K.
         (A) Exhibits.

        3.1 Articles of Incorporation, as amended are incorporated by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended April 30, 1988

        3.2  Bylaws, as amended, are incorporated by reference to
             Exhibit 3.2 of the Company's Form 10-K
             for theStatement dated August 16, 1996.

         99  Exhibit Number 99.
             Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation
             Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 1998.

       27.1  Financial Data Schedule (EDGAR version only).  Filed herewith.

             The Company agrees to file with the Commission any agreement or instrument not filed as an exhibit upon the request of the Commission.


        (B)  Reports on Form 8-K.
             None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BUTLER NATIONAL CORPORATION
                                           (Registrant)


September 18, 1998                   /S/ Clark D. Stewart
        Date                         Clark D. Stewart, (President
                                     and Chief Executive Officer)


September 18, 1998                   /S/ Edward J. Matukewicz
        Date                         Edward J. Matukewicz,
                                     (Treasurer and Chief
                                     Financial Officer)