Form 10-Q
period 1998-10-31
BUTLER NATIONAL CORP
filed 1998-12-15
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
            Quarterly Report Pursuant to Section 13 or 15(d) of the
                       X Securities Exchange Act of 1934

                     For the quarter ended October 31, 1998

           Transition Report Pursuant to Section 13 or 15 (d) of the
                         Security Exchange Act  of 1934

                     For the quarter ended October 31, 1998

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


     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of October 31, 1998, was 12,555,746 shares.

                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


                                    INDEX

PART I.        FINANCIAL INFORMATION:

                                                         Page No.

Consolidated Balance Sheets - October 31, 1998
        and April 30, 1998..................................3

Consolidated Statements of Income - Three
        Months ended October 31, 1998 and 1997..............4

Consolidated Statements of Income - Six
        Months ended October 31, 1998 and 1997..............5

Consolidated Statements of Cash Flows - Six
        Months ended October 31, 1998 and 1997..............6

Notes to Consolidated Financial
        Statements.........................................7-8

Management's Discussion and Analysis
        Financial Condition and Results of Operations......9-13



PART II.

OTHER INFORMATION..........................................14


SIGNATURES.................................................15



                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

ASSETS                                                  10/31/98     4/30/98
                                                      (unaudited)

Current Assets:
     Cash                                                $ 76,111   $ 160,598
     Accounts receivable, net of allowance for
          doubtful accounts of $78,736 at October 31,     416,422     482,888
          and $78,736 at April 30, 1998
     Note  receivable - current                           533,400     491,733

     Contracts in process                                  55,000     551,610
     Inventories:
          Raw materials                                 1,151,164   1,039,324
          Work in process                                 176,608      76,073
          Finished goods                                   61,469      55,939
                                                       ----------   ---------
                                                        1,389,241   1,171,336
      Prepaid expenses and other assets                    37,001      37,880
                                                       ----------   ---------
               Total current assets                     2,507,175   2,896,045

Note receivable                                         3,119,500   1,770,714

Supplemental Type Certificates                          1,456,955   1,456,249

Property, Plant and Equipment:
     Land & Building                                      667,628     639,130
     Machinery and equipment                            1,055,657     973,504
     Office furniture and fixtures                        585,967     632,617
     Leasehold improvements                                33,959      33,958
                                                       ----------   ---------
               Total cost                               2,343,211   2,279,209

     Accumulated depreciation                          (1,162,894) (1,060,705)
                                                       ----------   ---------
                                                        1,180,317   1,218,504


Other Assets (Note 1):
     Deferred costs of Indian Gaming                    2,032,274   1,277,724
     Aircraft and aircraft parts                          555,281   2,056,281
     Other assets                                         118,540     124,139
                                                       ----------   ---------
               Total Other Assets                       2,706,095   3,458,144

               Total assets                           $10,970,042 $10,799,656
                                                       ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY                     10/31/98    4/30/98
                                                       (unaudited)

Current Liabilities:
     Bank overdraft payable                           $   146,368 $   193,205
     Promissory notes payable                             436,260     695,718
     Current maturities of long-term debt                 261,714      17,968
     Accounts payable                                     607,102     477,098
     Customer Deposits                                     84,570     530,275
     Accrued liabilities -
          Compensation and compensated absences           117,259     134,343
          Other                                           291,859     227,896
                                                       ----------   ---------
               Total current liabilities                1,945,132   2,276,503

Long-Term Debt, net of current maturities               2,308,058   1,972,293
Convertible debentures                                    650,000     650,000
                                                       ----------   ---------
               Total liabilities                        4,903,190   4,898,796

Commitments and contingencies:
Liabilities of discontinued operations                      -          39,000
Shareholders' equity:
     Preferred stock, par value $5:
          Authorized, 200,000 shares, all classes
          $1,000 Class B, 6%, cumulative if earned,
          liquidation and redemption value $1,000,
          issued and outstanding, 1,120 shares at
          4/30/98 & 785 shares at 10/31/98                355,236     506,834
     Common stock, par value $.01:
          Authorized, 40,000,000 shares
          Issued 11,673,069 April 30, 1998 &
          12,555,746 at Oct. 31, 1998,                    125,557     116,730
          Common stock warrants                             8,807       8,807
          Capital contributed in excess of par          7,471,740   7,232,155
     Note receivable arising from stock purchase
          agreement                                       (37,647)    (37,647)
     Unearned service contracts                          (234,557)   (286,823)
     Treasury stock, at cost (No preferred at 10/31
          & no preferred at 4/30                       (1,537,240) (1,537,240)
          and common 775,000 at 10/31 & 775,000
          at 4/30)
     Retained earnings                                    (85,044)   (140,956)
          (Deficit of $11,938,813 eliminated
          October 31, 1992)
                                                      -----------   ---------
               Total shareholders' equity               6,066,852   5,861,860
                                                       ----------   ---------
               Total liabilities and shareholders'
               equity                                 $10,970,042 $10,799,656
                                                       ==========  ==========

     The accompanying notes are an integral part of these balance sheets.


                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                     THREE MONTHS ENDED
                                                         October 31,
                                                      1998           1997
                                                  (unaudited)     (unaudited)

     Net sales                                    $1,140,728       $1,261,369

     Cost of sales                                 1,005,991          546,364


     Gross profit                                    134,737          715,005

     Selling, general and administrative expenses   (129,161)         457,321

          Operating income                           263,898          257,684


     Other income (expense):

          Interest expense                           (46,237)         (44,583)
          Interest income                             31,404            1,629
          Net gain - Settlement Agreement                -                -
          Other                                       12,676           (1,770)

          Other income                                (2,157)         (44,724)

     Income from continuing operations               261,741          212,960


     Profit or (loss) from discontinued operations  (259,989)            -

     Income before taxes                         $     1,752    $     212,960

     Provision for income taxes                         (736)         (89,443)

     Net Income                                        1,016          123,517

     Basic earnings (loss) per common share              .01              .01

     Shares used in per share calculation         10,714,430        8,952,123

     Diluted earnings (loss) per common share            .01              .01

     Shares used in per share calculation         12,009,635        9,739,160


       The accompanying notes are an integral part of these statements.



                   BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                       SIX MONTHS ENDED

                                                          October 31,

                                                      1998          1997
                                                   (unaudited)   (unaudited)

     Net sales                                     $4,237,291      $2,507,259

     Cost of sales                                  3,493,667       1,300,429


     Gross profit                                     743,624       1,206,830

     Selling, general and administrative expenses     434,795         883,435

          Operating income                            308,829         323,395


     Other income (expense):

          Interest expense                            (88,228)       (139,616)
          Interest income                              31,487           2,436
          Net gain - Settlement Agreement                -               -
          Other                                        29,137         448,306

          Other income                                (27,604)        311,126

     Income from continuing operations                281,225         634,521


     Profit or (loss) on discontinued operations     (259,989)           -

     Income before taxes                         $     21,236   $     634,521

     Provision for income taxes                         8,919         266,499

     Net Income                                        12,317         368,022

     Basic earnings (loss) per common share               .01             .04

     Shares used in per share calculation          10,714,430       8,952,123

     Diluted earnings (loss) per common share             .01             .04

     Shares used in per share calculation          12,009,635       9,739,160


        The accompanying notes are an integral part of these statements.

                   BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Six Months Ended October 31,
                                                       1998         1997
                                                   (unaudited)  (unaudited)

Cash flows from operating
activities:


Net income                                   $     12,317      $      368,022
  Adjustments to reconcile income to
           net cash used in operations:
  Deferred income taxes                             8,919             266,499
  Depreciation                                    102,189              72,492
  Amortization of intangible assets                44,516             112,535
  Provision for uncollectible accounts                -               181,973
  Provision for obsolete inventories                  -                15,940
  Amortization of service contracts                52,266              46,146

Changes in assets and liabilities:
     Accounts receivable                           66,466             974,831
     Contracts in process (Increase)              496,610           1,123,673
     Inventories (Increase)                      (217,905)           (564,804)
     Supplemental Type Certificates (Increase)     26,029            (122,918)
     Prepaid expenses and other current
       assets (Increase)                              879             (12,576)
     Note Receivable                              (41,700)             20,850
     Other assets                                   5,598              21,527
     Accounts payable (decrease)                  130,004             137,585
     Customer deposits                           (445,705)         (1,420,626)
     Accrued liabilities (decrease)                46,879            (145,895)
     Settlement agreement (decrease)              (36,000)            (42,000)
                                            -------------           ---------
               Total adjustments                   31,155             (30,353)
                                            -------------          ----------
          Cash provided by (used in)
           operations                             251,362           1,033,254
                                            -------------          ----------

   Discontinued operations:
     Net investment in discontinued operations    (19,503)               -

Cash flows from investing activities:
     Capital expenditures, net                    (64,001)            (39,032)
     Deferred costs of Indian Gaming             (754,550)           (661,984)
                                             ------------           ---------
          Cash used in investing activities      (818,551)           (701,016)

                                             ------------           ---------
Cash flows from financing activities:

     Net borrowing under promissory notes          76,307             324,244
     Proceeds from long term debt               1,758,477                -
     Retirement of convertible debentures          -                 (250,000)
     Repayments of long-term debt and lease
       obligations                             (1,478,947)            (50,955)
     Bank overdraft payable                       146,368            (150,306)
     Stock issuance for conversions and other        -                288,101
     Note receivable & redemption of common stock    -               (641,206)

                                             ------------           ---------
          Cash provided by (used in)
           financing activities                   502,205            (480,122)

                                             ------------           ---------
Net increase (decrease) in cash                   (84,487)           (147,884)


Cash, beginning of period                         160,598             208,761
                                             ------------           ---------
Cash, end of period                         $      76,111      $       60,877

Supplemental disclosures of cash flow
information:

     Interest paid                           $     88,227       $     114,598
     Income taxes                                  10,000              10,000


        The accompanying notes are an integral part of these statements.

                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and six months ended October 31, 1998 are not indicative of the results of operations that may be expected for the year ending April 30, 1999.

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

3. The Company has capitalized approximately $2,032,274 and $3,353,000 at October 31, 1998 and April 30, 1998, respectively, of costs related to the anticipated construction of three Indian gaming facilities. These costs are
included in other assets in the accompanying balance sheet.   In the opinion
of management, these costs will be recoverable through the gaming activities or, in the event the Company is unsuccessful in establishing such operations, these costs will be recovered through the liquidation of the associated assets. These costs include the following:

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

Cash payments of approximately $1,813,000, $186,000, and $172,000 in 1998,
1997, and 1996 respectively, for architectural, engineering and construction services.

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

8. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended October 31, 1998 and 1997. Stock options are included in 1998 and 1997 as common stock equivalents to the extent that they are dilutive. The Convertible debenture is included in fiscal 1997 and fiscal 1998 as a common stock equivalent since the debenture is dilutive. The convertible preferred stock is included in 1998 since the convertible preferred stock is dilutive. Shares used in the per share computations are as follows:



                                THREE MONTHS ENDED       SIX MONTHS ENDED

                                     October 31,            October 31,

                                   1998      1997         1998        1997
Common shares outstanding
 beginning of period           11,123,926  9,736,045   10,436,549   9,411,168

Cumulative increase in
 weighted average due to
 Common Stock Equivalent
 net of treasury stock            692,148   (291,224)   1,296,101    (470,679)

Cumulative increase in
 weighted average due to
 Convertible Debenture               -       294,339        -         787,038

Cumulative increase in
 weighted average due to
 Convertible Preferred            193,561       -        276,985         -

Cumulative increase in
 weighted average due to
 issues per acquisition
 and consulting agreements           -          -           -           8,904

Cumulative increase in
 weighted average due to
 issues per Nonqualified
 Stock Option Plans                  -          -           -           2,729

                                --------    --------     --------     --------
Weighted average shares,
 end of period                12,009,635   9,739,160   12,009,635   9,739,160


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview: Consolidated sales were $4,237,291 for the six months ended October 31, 1998, compared to $2,507,259 for the six months ended October 31, 1997, an increase of 69%. Sales for the second fiscal quarter were $1,140,728 compared to $1,261,369 for the six months ended October 31, 1997. Sales for the six month period increased in the Aircraft Modifications segment (120.72%) and decreased in the Monitoring Services segment (32%) and in the Avionics segment (29.51%).

The Company recorded a net income of $12,317 for the first half of fiscal 1999 compared to $368,022 in the same period of fiscal 1998. Income was $1,017 in the current quarter compared to $123,517 in the comparable period of fiscal 1998.

Aircraft Modifications (Avcon Industries, Inc.): Sales at Avcon Industries, Inc. increased $1,936,752 (121%) from $1,604,399 in the first half of the prior year to $3,541,150 in the first half ending October 31, 1998. Gross profit decreased from $750,162 in the six months ending October 31, 1997 to $470,770 in the six months ending October 31, 1998. Second quarter fiscal 1999 sales were $751,180 compared to $816,170 in fiscal 1998. Second quarter gross profit was $12,420 and $454,766, respectively. This segment is experiencing increased sales volume from the sale of AVCON FINS and fin related modifications. This segment is continuing to work on the development of new products and expects to see an increase in sales and gross margin in the coming quarters of fiscal 1999.

Avionics (Woodson Avionics, Inc.): Avionics sales were $226,838 for the six months ended October 31, 1998 compared to $321,790 in the comparable period of the preceding year, a decrease of 7%. Operating earnings for the six months ended October 31, 1998, were $(21,027) compared to $54,359 for the six months ended October 31, 1997. The Company believes the sales volume will remain relatively stable with steady growth for the next few years and hopes the relocation will allow this segment to expand and serve additional customers.

SCADA Systems and Monitoring Services (Butler National Services, Inc.): Sales for the six months ended October 31, 1998 were $465,721 compared to sales of $691,528 for the comparable period of the prior year a decrease of 32.65%. Gross profit for the six months ended October 31, 1998, was $180,497 compared to $297,842 for the six months ended October 31, 1997. Sales for the second quarter of fiscal 1999 were $248,588, a decrease of $80,178 from the same quarter of fiscal 1998.

Temporary Services (Butler Temporary Services, Inc.):   This segment did not
recognize any revenue in the first quarter of fiscal 1998 and fiscal 1999. When the Company and the Tribes open the Kansas Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.

Indian Gaming Management:   This segment earned interest income of $14,766
during the current quarter.

Management Services (Butler National Services Corporation):

                                  -General-

The Company received no revenue and incurred $8,299 in the first six months of fiscal 1999 and $34,365 in the first six months of fiscal 1998 for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized $41,406 and $46,146 in the second quarter of 1999 and 1998, respectively, related to shares issued for services rendered to the Company in that regard.

The Company has invested $2,032,274 in land, land improvements, professional design fees and construction costs related to the development of Indian Gaming facilities. Included in this investment is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas and a house on four acres of land in Johnson County, Kansas. The Company believes that these tracts could be developed and sold for residential and commercial use other than Indian gaming if the gaming enterprise does not open. Additional improvements including access roads,
water and sewer services, etc. are planned for this land.   After these
improvements, the land may be sold in small tracts. These development opportunities may allow the Company to recover the majority, if not all, of the $2,032,274 investment.

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

The NIGC approved management contract between the Company and the Tribes to direct the development, the construction and to manage the joint-venture gaming enterprise (the STABLES) for the Tribes. The facility is approximately 24,000 square-feet and is located directly south of the Modoc Tribal
Headquarters building in Miami.   The complex contains off-track betting
windows, a bingo hall, electronic bingo machines, and a restaurant. Under the Management Agreement as approved, the Company, as manager, is to receive a 30% share of the profits and reimbursement of the development costs. The Stables grand opening was October 1, 1998.

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


COSTS AND EXPENSES

The consolidated gross profit percentage declined to 18.2% for the six months and 13.4% for the three months ended October 31, 1998, from 33.8% for the six months and 35.4% for the three months ended October 31, 1997.

Operating expenses (selling, general and administrative) in the six months ended October 31, 1998, were $434,794 or 10.2% of sales compared to $883,435 or 35% of sales for the six months ended October 31, 1997, a decrease of $448,641 or 50.7%. Costs for the three month period were $(129,161) in fiscal 1999 and $674,823 in fiscal 1998.

Interest expense for the six months ended October 31, 1998, was $88,227 compared to the first six months of the prior year of $127,106. The Company continues to use its line of credit to maintain operations. The Company acquired a Lear 35 during fiscal 1996 for debt on an inventory floor plan of $1,500,000, the majority of the increase in interest expense relates to this acquisition and the related debt and the increased borrowing on the credit line. The Company sold the Learjet Model 35 resulting in reduced interest cost for the second quarter of fiscal 1999. The Company plans to use the inventory floor plan to acquire a Model 25 for modification and resale during fiscal 1999.

Other income(expense) is expense of $31,487 in the six months ended October 31, 1998, versus income of $2,436 for the six months ended October 31, 1997.

The Company employed 51 people at October 31, 1998, and 60 people at October 31, 1997.

EARNINGS

The Company recorded a profit of $12,317 in the six months ended October 31, 1998. This is comparable to a profit of $368,022 in the six months ended October 31, 1997. Income per share is $.01 and income per share is $.01 for the six months ending October 31, 1998, and October 31, 1997, respectively. Second quarter earnings were $1,017 ($0.01 per share) in fiscal 1999 and $123,517 in fiscal 1998.

CAPITAL RESOURCES

The Company had no material commitment for capital expenditures as of October 31, 1998, except for the contingent advances to the Miami Tribe and Modoc Tribe for the construction of the gaming establishment. The Company has advanced approximately $3,500,000 under the approved management contract.

LIQUIDITY

Borrowed funds have been used primarily for working capital. Bank debt is $436,260 at October 31, 1998, and was $1,528,062 at October 31, 1997. The
Company's unused line of credit was approximately $313,740 as of October 31, 1998, and approximately $423,888 as of October 31, 1997. The interest rate on the Company's line of credit is prime plus two, as of December 15, 1997, the interest rate is 9.75%.

The Company plans to continue using the promissory notes payable due in
February, 1999, as working capital.   The Company believes the extensions will
continue and does not anticipate the repayment of these notes in fiscal 1999. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

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

Item 2. Changes in Securities

        None.


Item 4.Submission of Matters to Vote of Security Holders

       The Company held the annual meeting of shareholders on October 27, 1998.

Item 6.Exhibits and reports on Form 8-K.
       (A) Exhibits.

       3.1 Articles of Incorporation, as amended are incorporated by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended April 30, 1988.

       3.2 Bylaws, as amended, are incorporated by reference to Exhibit 3.2 the Company's Form 10-K for the Statement dated August 16, 1996.

        99 Exhibit Number 99.
           Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 1998

      27.1 Financial Data Schedule (EDGAR version only) filed herewith.

           The Company agrees to file with the Commission any agreement or instrument not filed as an exhibit upon the request of the Commission.


       (B) Reports on Form 8-K.

           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BUTLER NATIONAL CORPORATION
                                   (Registrant)





December 15, 1998                  /S/Clark D. Stewart_
       Date                        Clark D. Stewart, (President
                                   and Chief Executive Officer)


December 15, 1998                  /S/Edward J. Matukewicz
        Date                       Edward J. Matukewicz,
                                  (Treasurer and Chief Financial Officer)