Form 10-Q
period 1999-01-31
BUTLER NATIONAL CORP
filed 1999-03-17
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
            Quarterly Report Pursuant to Section 13 or 15(d) of the
                       X Securities Exchange Act of 1934

                    For the quarter ended January 31, 1999

           Transition Report Pursuant to Section 13 or 15 (d) of the
                         Security Exchange Act  of 1934

                    For the quarter ended January 31, 1999

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


     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of January 31, 1999, was 12,555,746 shares.

                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


                                   INDEX

PART I.        FINANCIAL INFORMATION:

                                                         Page No.

    Consolidated Balance Sheets - January 31, 1999
        and April 30, 1998...............................   3

    Consolidated Statements of Income - Three
        Months ended January 31, 1999 and 1998 ..........   4

    Consolidated Statements of Income - Nine
        Months ended January 31, 1999 and 1998............  5

    Consolidated Statements of Cash Flows - Nine
        Months ended January 31, 1999 and 1998............  6

    Notes to Consolidated Financial Statements............  7-8

    Management's Discussion and Analysis
        Financial Condition and Results of Operations.....  9-14

PART II.

    OTHER INFORMATION.....................................  15


    SIGNATURES............................................  16



                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

ASSETS                                                 01/31/99       4/30/98
                                                      (unaudited)

Current Assets:
     Cash                                            $ 163,654      $ 160,598
     Accounts receivable, net of allowance for
          doubtful accounts of $78,736 at January 31,  417,550        482,888
          and $78,736 at April 30, 1998
     Note  receivable - current                        450,000        491,733

     Contracts in process                                 -           551,610
     Inventories:
          Raw materials                              1,285,419      1,039,324
          Work in process                              252,686         76,073
          Finished goods                                57,921         55,939
                                                   -----------     -----------
                                                     1,596,026      1,171,336
      Prepaid expenses and other assets                 31,624         37,880
                                                   -----------     -----------
               Total current assets                  2,658,854      2,896,045

Note receivable                                      3,019,217      1,770,714

Supplemental Type Certificates                       1,420,269      1,456,249

Property, Plant and Equipment:
      Land & Building                                  667,628        639,130
      Machinery and equipment                        1,055,657        973,504
      Office furniture and fixtures                    585,967        632,617
      Leasehold improvements                            33,959         33,958
                                                   -----------     -----------
               Total cost                            2,343,211      2,279,209

      Accumulated depreciation                      (1,214,499)    (1,060,705)
                                                   -----------     ------------
                                                     1,128,712      1,218,504


Other Assets (Note 1):
     Deferred costs of Indian Gaming                 2,091,755      1,277,724
     Aircraft and aircraft parts                       555,281      2,056,281
     Other assets                                      115,714        124,139
                                                   -----------     -----------
               Total Other Assets                    2,762,750      3,458,144

               Total assets                        $10,989,802    $10,799,656
                                                    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY                  01/31/99        4/30/98
                                                    (unaudited)
Current Liabilities:
     Bank overdraft payable                         $  148,614    $   193,205
     Promissory notes payable                          340,208        695,718
     Current maturities of long-term debt              299,915         17,968
     Accounts payable                                  747,423        477,098
     Customer Deposits                                 572,983        530,275
     Accrued liabilities -
          Compensation and compensated absences         99,358        134,343
          Other                                        207,614        227,896
                                                   -----------    -----------
               Total current liabilities             2,416,115      2,276,503

Long-Term Debt, net of current maturities            2,392,995      1,972,293
Convertible debentures                                 650,000        650,000
                                                   -----------    -----------
               Total liabilities                     5,459,110      4,898,796

Commitments and contingencies:
Liabilities of discontinued operations                    -            39,000
Shareholders' equity:
     Preferred stock, par value $5:
          Authorized, 200,000 shares, all classes
          $1,000 Class B, 6%, cumulative if earned,
             liquidation and redemption value $1,000,
             issued and outstanding, 1,120 shares
             at 4/30/98 & 785 shares at 01/31/99       355,236        506,834
     Common stock, par value $.01:
          Authorized, 40,000,000 shares
          Issued 11,673,069 April 30, 1998 &
          12,555,746 at Jan. 31, 1999,                 125,558        116,730
          Common stock warrants                          8,807          8,807
          Capital contributed in excess of par       7,471,739      7,232,155
     Note receivable arising from stock
          purchase agreement                           (20,184)       (37,647)
     Unearned service contracts                       (208,424)      (286,823)
     Treasury stock, at cost (No preferred at
          01/31 &  no preferred at 4/30             (1,537,240)    (1,537,240)
          and common 775,000 at 01/31 &
          775,000 at 4/30)
     Retained earnings                                (664,800)      (140,956)
          (Deficit of $11,938,813 eliminated
           October 31, 1992)
                                                  ------------    -----------
               Total shareholders' equity            5,530,692      5,861,860
                                                  ------------    -----------
               Total liabilities and
                shareholders' equity               $10,989,802    $10,799,656
                                                    ==========     ==========


     The accompanying notes are an integral part of these balance sheets.



                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME


                                                      THREE MONTHS ENDED

                                                           January 31,
                                                       1999           1998
                                                   (unaudited)     (unaudited)

     Net sales                                       $594,994      $1,211,434

     Cost of sales                                    600,538         818,752
                                                   ----------      ----------
     Gross profit                                      (5,544)        392,682

     Selling, general and administrative expenses     582,929         183,279
                                                   ----------      ----------
          Operating income (loss)                    (588,473)        209,403


     Other income (expense):
          Interest expense                            (74,466)        (85,065)
          Interest income                              87,799             794
          Net gain - Settlement Agreement                -               -
          Other                                        (4,616)        135,255
                                                   ----------       ---------
          Other income                                  8,717          50,984

     Income (loss) from continuing operations        (579,756)        260,387

     Profit or (loss) from discontinued operations       -               -

                                                   ----------       ---------
     Income (loss) before taxes                      (579,756)        260,387


     Provision for income tax (benefit)               243,498         109,363

                                                   ----------       ---------
               Net income (loss)                 $   (336,258)     $  151,024
                                                    =========        ========

     Basic earnings (loss) per common share              (.03)            .02

     Shares used in per share calculation          11,302,885       9,275,673

     Diluted earnings (loss) per common share            (.03)            .01

     Shares used in per share calculation
      (see Note 8)                                 12,737,885      10,329,192



      The accompanying notes are an integral part of these statements.


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME


                                                      NINE MONTHS ENDED

                                                          January 31,
                                                      1999           1998
                                                   (unaudited)    (unaudited)

     Net sales                                     $4,866,961     $3,718,693

     Cost of sales                                  4,094,205      2,119,180

                                                   ----------      ---------
     Gross profit                                     772,756      1,599,513

     Selling, general and administrative expenses   1,017,724      1,066,714
                                                   ----------      ---------
          Operating income                           (244,968)       532,799


     Other income (expense):

          Interest expense                           (162,693)      (175,026)
          Interest income                             119,285          3,230
          Net gain - Settlement Agreement                -
          Other                                        24,521        506,155
                                                  -----------      ---------
          Other income (loss)                         (18,887)       334,359
                                                  -----------      ---------
     Income (loss) from continuing operations        (263,855)       867,158

     Profit or (loss) on discontinued operations     (259,989)          -

     Income(loss) before taxes                       (523,844)       867,158

     Provision for income tax (benefit)              (220,014)       364,206

                                                  -----------      ---------
               Net income (loss)                  $  (303,830)    $  502,952
                                                  ===========      =========
     Basic earnings (loss) per common share              (.03)           .05

     Shares used in per share calculation          11,302,885      9,275,673

     Diluted earnings (loss) per common share            (.02)           .05

          Shares used in per share calculation
           (see Note 8)                            12,737,885     10,329,192
                                                   ==========     ==========

       The accompanying notes are an integral part of these statements.


               BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine Months Ended January 31,
                                                      1999           1998
                                                   (unaudited)    (unaudited)

Cash flows from operating activities:

 Net income                                    $     (303,830)  $     151,025
     Adjustments to reconcile income to
        net cash used in operations:

     Deferred income taxes (benefit)                  (220,014)       109,362
     Depreciation                                      153,794        109,480
     Amortization of intangible assets                  79,658        198,478
     Provision for uncollectible accounts                 -            81,971
     Provision for obsolete inventories                   -            15,940
     Amortization of service contracts                  78,399         75,677

 Changes in assets and liabilities:
     Accounts receivable                                65,388         15,417
     Contracts in process                              551,610        862,673
     Inventories (Increase)                           (424,690)      (356,834)
     Supplemental Type Certificates (Increase)         (40,628)      (135,678)
     Prepaid expenses and other current
      assets (Increase)                                  6,256         (8,911)
     Note Receivable                                    41,733        125,100
     Other assets                                        6,832        161,864
     Accounts payable (decrease)                       270,325        (71,932)
     Customer deposits (decrease)                       42,708     (1,184,300)
     Accrued liabilities (decrease)                   (114,189)        15,923
     Settlement agreement (decrease)                     9,592        (54,000)
                                                    ----------      ---------
               Total adjustments                       506,774       (662,524)
                                                    ----------      ---------
          Cash provided by (used in) operations        202,944         79,409
                                                    ----------      ---------


Cash flows from investing activities:
     Capital expenditures, net                         (64,001)       (59,736)
     Deferred costs of Indian Gaming                  (814,031)    (1,541,955)
                                                    ----------      ---------
          Cash provided by (used in) investing
            activities                                (878,032)    (1,601,691)

                                                    ----------      ---------
Cash flows from financing activities:

     Net borrowing under promissory notes                 -         1,029,643
     Proceeds from long term debt                    2,008,477           -
     Retirement of convertible debentures                 -          (350,000)
     Repayments of long-term debt and lease
      obligations                                   (1,478,947)       (49,476)
     Bank overdraft payable                            148,614       (150,306)
     Stock issuance for conversions and other             -           620,441
     Class B preferred issues                             -         1,089,959
     Note receivable & redemption of common stock         -          (641,206)

                                                    ----------      ---------
          Cash provided by (used in)
           financing activities                        678,144      1,549,055

                                                    ----------      ---------
Net increase (decrease) in cash                          3,056         26,773


Cash, beginning of period                              160,598        208,761
                                                    ----------      ---------
Cash, end of period                             $      163,654  $     235,534

Supplemental disclosures of cash flow information:

     Interest paid                               $     162,69   $     175,026
     Income taxes                                      10,000          10,000

      The accompanying notes are an integral part of these statements.


                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and nine months ended January 31, 1999 are not indicative of the results of operations that may be expected for the year ending April 30, 1999.

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

3. The Company has capitalized approximately $5,569,972 and $3,353,000 at January 31, 1999 and April 30, 1998, respectively, of costs related to the anticipated construction of three Indian gaming facilities. These costs are included on the Balance Sheet at January 31, 1999 as Notes Receivable-Current $450,000, Notes Receivable $3,019,217 and Deferred Costs of Indian Gaming $2,091,755. The Notes Receivable classifications represent advances to the Stables under the Management Agreement. The cost reported as Other Assets represent the investments in land, buildings, and improvements including construction, engineering and architecture fees for the Princess Maria, Shawnee 206 and other properties. In the opinion of management, these costs will be recoverable through the gaming activities or, in the event the Company is unsuccessful in establishing such operations, these costs will be recovered through the liquidation of the associated assets. These costs include the following:

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

Cash payments of approximately  $1,813,000, $186,000, and $172,000 in 1998,
1997, and 1996, respectively, for architectural, engineering and construction services.

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

6. During fiscal 1996, the President and CEO, Clark D. Stewart, exercised his option to purchase 400,000 shares of the Company's common stock under the terms of the 1989 Nonqualified Stock Option Plan through a loan by the Company. The shares were purchased at prices ranging from $.70 to $1.00 per share. The largest aggregate amount of indebtedness outstanding was $367,000 during fiscal 1996. The amount outstanding at July 31, 1996, was $338,634. Interest is charged at the applicable federal rate and the loan is being amortized over five years. In fiscal 1997, the officer reduced the loan balance by $277,264 through expense reimbursement and the loan of 125,000 shares of common stock valued at $250,000. The loan balance is currently $20,184.

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

8. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended January 31, 1999 and 1998. Stock options are included in 1998 and 1997 as common stock equivalents to the extent that they are dilutive. The Convertible debenture is included in fiscal 1997 and fiscal 1998 as a common stock equivalent since the debenture is dilutive. The convertible preferred stock is included in 1998 since the convertible preferred stock is dilutive. Shares used in the per share computations are as follows:


                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                      January 31,           January 31,

                                   1999       1998         1999       1998

Common shares outstanding
 beginning of period            12,009,635  9,739,160   10,436,549  9,411,168

Cumulative increase in
 weighted average due to
 Common Stock Equivalent net
 of treasury stock                 588,455    319,310    1,884,556   (151,369)

Cumulative increase in
 weighted average due to
 Convertible Debenture                -      (787,038)        -          -

Cumulative increase in
 weighted average due to
 issues per acquisition and
 consulting agreements                -          -            -        13,145

Cumulative increase in
 weighted average due to
 Convertible Preferred            139,795   1,053,519      416,780  1,053,519

Cumulative increase in
 weighted average due to
 issues per Nonqualified
 Stock Option Plans                  -           -            -         2,729

                               ----------   ---------    ---------  ---------
Weighted average shares,
 end of period                 12,737,885  10,329,192   12,737,885 10,329,192


The convertible debentures ($650,000) and the convertible preferred stock ($785,000) are dilutive on a percentage basis of the common stock price. For purposes of the weighted average shares calculation, a $1.00 price has been assumed for the dilution calculations for future conversions.

9. On September 14, 1998, Arthur Andersen LLP informed the Company that it has declined to stand for reelection. A new independent auditor has not been engaged by the Company for fiscal year 1999. Appointment of a new independent auditor will be selected by an action of the Board of Directors. The Audit Committee is receiving prospective candidates and expects to engage an auditor during the fourth quarter of fiscal 1999.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview: Consolidated sales were $4,866,961 for the nine months ended January 31, 1999, compared to $3,718,693 for the nine months ended January 31, 1998, an increase of 30%. Sales for the third fiscal quarter were $594,994 compared to $1,211,434 for the three months ended January 31, 1998. Sales for the nine month period decreased in the Avionics segment (24%), and the Monitoring Services segments (22%), and increased in the Aircraft Modifications segment (51%).

The Company recorded a net (loss) of $(303,830) for the first nine months of fiscal 1999 compared to a profit of $502,952 in the same period of fiscal 1998. Income was a loss of $(336,258) in the current quarter compared to a profit of $151,024 in the comparable period of fiscal 1998.

Selling, General and Administrative expenses increased $399,650 in the current quarter and decreased $48,990 for the nine months ending January 31, 1999.
The increase of $399,650 during the current quarter was legal fees of approximately $147,000 related to the defense of the Company and the negotiation of a settlement with holders of the convertible preferred shares. The original suit was reported in Item 3. of the Company's Annual Report on Form 10-K/A for the fiscal year ending April 30, 1998.

Administrative expenses related to payroll, travel and accounting fees also increased approximately $157,000 to support the legal defense of the company in this case and the analysis of the RF, Inc. bankruptcy case. The Company has reserved approximately $260,000 legal expenses and bank payments to Industrial State Bank on the RF, Inc. case.

Avcon experienced an increase in Selling, General and Administrative cost of approximately $100,000 for the quarter due to the low overhead absorption related to the significant decrease in shipments during the quarter (see additional description below).

Aircraft Modifications (Avcon Industries, Inc.): Sales at Avcon Industries, Inc. increased $1,288,166 (51%) from $2,491,544 in the first nine months of the prior year to $3,779,710 in the first nine months ending January 31, 1999. Gross profit decreased from $1,055,075 in the nine months ending January 31, 1998 to $299,945 in the nine months ending January 31, 1999. Third quarter fiscal 1999 sales were $238,559 compared to $887,145 in fiscal 1998. Third quarter gross profit was a loss of $(170,824) and a profit of $304,913, respectively. This segment is experiencing increased sales demand from the sale of Falcon 20 Cargo Doors, AVCON FINS and fin related modifications. This segment is continuing to work on the development of new products and expects to see an increase in sales and gross margin in the coming quarters of fiscal 1999.

During the quarter, sales were down due to the failure of the customers to deliver the aircraft for modification as planned. The cargo aircraft were busy with increased Christmas freight and a threatened strike by Federal Express. All orders remained in the backlog. Aircraft began to arrive as scheduled in January 1999 but not soon enough to make deliveries in the quarter.

Avionics (Woodson Avionics, Inc.): Avionics sales were $335,194 for the nine months ended January 31, 1999 compared to $444,624 in the comparable period of the preceding year, a decrease of 24%. The decrease was a result of reduced
sales to the Boeing McDonnell division.   Operating earnings for the nine
months ended January 31, 1999, were $(25,634) compared to a gain of $66,061 for the nine months ended January 31, 1998. The Company believes the sales volume will remain relatively stable with steady growth from new projects for the next few years and hopes the relocation will allow this segment to expand and serve additional customers.

SCADA Systems and Monitoring Services (Butler National Services, Inc.): Sales for the nine months ended January 31, 1999 were $699,388 compared to sales of $901,581 for the comparable period of the prior year a decrease of 22%. Sales were down when compared to the prior year because of a special project completed in fiscal year 1998. Gross profit for the nine months ended January 31, 1999, was $273,758 compared to $334,264 for the nine months ended January 31, 1998. Sales for the third quarter of fiscal 1999 were $233,667, an increase of $23,614 from the same quarter of fiscal 1998.

Temporary Services (Butler Temporary Services, Inc.):   This segment did not
recognize any revenue in the third quarter of fiscal 1998 and fiscal 1999. When the Company and the Tribes open the Kansas Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.

Indian Gaming Management: This segment earned interest income of $87,770 during the current quarter and approximately $115,000 for the nine months. (See comments under the Stables).

Management Services (Butler National Services Corporation):

                                -General-

The Company received approximately $115,000 of interest income, reduced its debt by approximately $166,000 and incurred $8,299 in expenses in the first nine months of fiscal 1999 and $29,569 in the first nine months of fiscal 1998 for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988.

Additionally, the Company amortized $20,703 and $20,703 in the third quarter of 1999 and 1998, respectively, related to shares issued for services rendered to the Company in that regard.

The Company has invested $5,560,972 in land, land improvements, professional design fees and construction costs related to the development of Indian Gaming facilities. Included in this investment is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas and a house on four acres of land in Johnson County, Kansas. The Company believes that these tracts could be developed and sold for residential and commercial use other than Indian gaming if the gaming enterprise does not open. Additional improvements including access roads,
water and sewer services, etc. are planned for this land.   After these
improvements, the land may be sold in small tracts. These development opportunities and the NIGC approved Management Contract for construction and operation of the STABLES may allow the Company to recover the majority, if not all, of the $5,560,972 investment (see Note 3).

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

The Miami Tribe challenged this opinion in Federal Court to prove and protect the sovereignty of the Miami Tribe and other Indian tribes relating to their lands. On April 11, 1996, the Court ruled that the Miami Tribe did not have jurisdiction because the BIA had not approved the Tribal membership of the Princess Maria heirs at the time the management agreement was submitted, therefore, the Court ordered that the NIGC's determination that Reserve No. 35 is not "Indian land" pursuant to IGRA is affirmed. However, the Court noted in its ruling that nothing precludes the Tribe from resubmitting its management agreement to the NIGC along with evidence of the current owners' consent and the newly adopted tribal amendment. On February 22, 1996, the BIA approved the Miami Tribe's constitution and the membership of the heirs. The Tribe has resubmitted the management agreement, no approval has yet been received by the NIGC. Although the Court noted that the Tribe could resubmit the management agreement, the Court did not pass on whether or not a new submission will obtain approval. In July 1997, the NIGC, again, found the land not suitable for gaming, based upon the BIA's determination that Reserve No. 35 is not "Indian land" pursuant to IGRA. On August 11, 1997, the Miami Tribe filed another action to define the Indian land in the Federal District Court. On May 12, 1998, the court ruled that the land was Indian Country under the jurisdiction of the Miami Tribe and remanded the question of whether the Tribe is exercising governmental powers to the Bureau of Indian Affairs. The BIA is to respond within six (6) months. On January 15, 1999, the United States District Court for the District of Kansas in receipt of a Stipulation executed by the National Indian Gaming Commission ("NIGC") and the Miami Tribe ordered the case dismissed pursuant to the Stipulation.

The Stipulation executed by the NIGC and the Miami Tribe acknowledges that the restricted Indian allotment surrounded by the State of Kansas known as the Maria Christiana Miami Reserve No. 35 is Indian land within the meaning of 25 U.S.C. § 2703(4), the Indian Gaming Regulatory Act of 1988 ("IGRA"), over which the Miami Tribe of Oklahoma has jurisdiction and exercises governmental power. These are the basic requirements for Indian gaming.

The Miami Tribe and the heirs of Princess Maria are completing plans to build and operate the Princess Maria Casino on the Maria Christiana Miami Reserve No. 35. The Princess Maria Casino will be located upon the Maria Christiana Miami Reserve No. 35 which is within the extended greater metropolitan are of Kansas City. The exact location is one-half mile southwest of Jingo, Kansas, 20 miles south of the Johnson County line. The establishment is to be managed by Butler National Service Corporation a wholly owned subsidiary of Butler National Corporation under the terms of a Management Contract signed by the Tribe and Butler currently under review by the NIGC. The Company expects the Management Agreement to be approved by the NIGC within the next three to four months. Upon final approval of the Management Agreement, the Miami Tribe is ready to proceed with construction and operation of the Princess Maria Casino in Miami County, Kansas.

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

The NIGC approved management contract between the Company and the Tribes to direct the development, the construction and to manage the joint-venture gaming enterprise (the STABLES) for the Tribes. The facility is approximately 28,000 square-feet and to be located directly south of the Modoc Tribal Headquarters building in Miami. The complex contains off-track betting windows, a bingo hall, electronic bingo machines, and a restaurant. Under the Management Agreement as approved, the Company, as manager, is to receive a 30% share of the profits and reimbursement of the development costs. The Stables grand opening was October 1, 1998. Since opening, the Company has received payments from the Stables to reduce the Company's loan from Miller & Schroeder by approximately $166,000 and interest income of $115,000.

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

COSTS AND EXPENSES

The consolidated gross profit percentage declined to 15.8% for the nine months and .9% for the three months ended January 31, 1999, from 43.0% for the nine months and 32.4% for the three months ended January 31, 1998.

Operating expenses (selling, general and administrative) in the nine months ended January 31, 1999, were $1,017,724 or 20.9% of sales compared to $1,066,714 or 28.6% of sales for the nine months ended January 31, 1998, a decrease of $48,990 or 1.3%. Costs for the three month period were $582,929 in fiscal 1999 and $183,279 in fiscal 1998.

Interest expense for the nine months ended January 31, 1999, was $162,693 compared to the first nine months of the prior year of $175,026. The Company continues to use its line of credit to maintain operations. The Company acquired a Lear 35 during fiscal 1996 for debt on an inventory floor plan of $1,500,000, the majority of the increase in interest expense relates to this acquisition and the related debt and the increased borrowing on the credit line. The Company sold the Lear 35 in the first quarter of fiscal 1999 and plans to use the inventory floor plan to acquire a Model 25 for modification and resale during fiscal 1999.

Other income(expense) is expense of $(18,887) in the nine months ended January 31, 1999, versus income of $334,359 for the nine months ended January 31, 1998. The income in 1998 resulted from the Eisenbath agreement.

The Company employed 67 people at January 31, 1999, and 73 people at January 31, 1998.

EARNINGS

The Company recorded a loss of $(303,830) in the nine months ended January 31, 1999. This is comparable to a profit of $502,952 in the nine months ended January 31, 1998. Income per share is a loss of ($.02) per share and earnings per share of $.05 for the nine months ending January 31, 1999, and January 31, 1998, respectively. Third quarter earnings were $(336,258) ($0.01 per share) in fiscal 1999 and a gain of $151,024 ($0.05 per share) in fiscal 1998.

CAPITAL RESOURCES

The Company had no material commitment for capital expenditures as of January 31, 1999, except for the contingent advances to the Miami Tribe and Modoc Tribe for the construction of the gaming establishment. The Company has advanced approximately $3,500,000 under the approved management contract.

LIQUIDITY

Borrowed funds have been used primarily for working capital. Bank debt is $2,308,094 at January 31, 1999, and was $1,412,386 at January 31, 1998. The
Company's unused line of credit was approximately $159,793 as of January 31, 1999, and approximately $537,614 as of January 31, 1998. The interest rate on the Company's line of credit is prime plus two, as of January 31, 1999, the interest rate is 10%.

The Company plans to continue using the promissory notes payable due in
February, 1999, as working capital.   The Company believes the extensions will
continue and does not anticipate the full  repayment of these notes in fiscal
1999.

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

The Company issued 20,000 shares for consulting services related to the acquisition of the operating rights and assets of WEI in fiscal 1997 and 88,034 shares to reduce the convertible debt by $150,000.

During fiscal 1998, the Company issued 460,722 shares for consulting, professional services and expenses in lieu of cash payments. To reduce the $380,000 of convertible debt, 860,647 shares as a result of conversion were issued. Convertible debt was reduced by $450,000 in exchange for the issue of 641,726 shares.

During the first nine months of fiscal 1999, 742, 722 shares were issued to reduce the convertible preferred stock by $335,000. In addition, the Company issued 140,225 shares to purchase claims related to the discontinued operations of $140,225.

The Company's common stock is registered with the NASDAQ market system under the symbol BUKS. The stock was listed as a small cap stock until January 20, 1999. The stock was delisted from the small cap category and now is listed in the over-the-counter (OTC) category. Since delisting, the stock continues to trade and to be offered by twelve (12) market makers. The Company has not experienced a change in liquidity as a result of the delisting. However, the Company's depressed stock price, resulting from the constant selling pressure of the conversion shares may reduce the liquidity of the Company's stock in the market and therefore, the ability to raise capital through the issue of equity securities.

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

Item 1.  Legal Proceedings

     On September 30, 1998, the Trustee for the RF, Inc. involuntary bankruptcy filed suit in the U.S. Bankruptcy Court, Western District of Missouri, against the Company and the Directors alleging improper transfer of funds of approximately $1,500,000 to the Company and its subsidiaries from RF, Inc. since April 21, 1994 asking that these funds be returned to RF, Inc. The Company believes that all transfers were proper. The Company is vigorously defending its position in bankruptcy court.

    On July 7, 1998 the Company stopped the conversion from Convertible Preferred Stock to Common Stock because it believed the holders of the Preferred Stock had violated the agreement with the Company. The Company and the holders of the Preferred Stock reached an agreement to settle this dispute in February 1999 on terms favorable to the Company. The original suit was reported in Item 3. of the Company's Annual Report on Form 10-K/A for the fiscal year ending April 30, 1998.

Item 2.  Changes in Securities

     None

Item 4.  Submission of Matters to Vote of Security Holders

     The Company held a special meeting of the shareholders on January 4, 1999 that did not have enough shares represented in person or by proxy to declare a quorum present. The meeting was adjourned. The purpose of the meeting was to consider action on a proposal to reverse split the Company's Common Stock.

Item 6.  Exhibits and reports on Form 8-K.

         (A) Exhibits.

   3.1   Articles of Incorporation, as amended are incorporated by reference to
         Exhibit 3.1 of the Company's Form 10-K for the year ended April 30,
         1988.

   3.2 Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of the Company's Form 10-K for Statement dated August 16, 1996.

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



                                               BUTLER NATIONAL CORPORATION
                                                       (Registrant)




March 17, 1999                                 /S/Clark D. Stewart
     Date                                      Clark D. Stewart, (President
                                               and Chief Executive Officer)


March 17, 1999                                /S/Robert E. Leisure
     Date                                     Robert E. Leisure
                                              (Chief Financial Officer)