Form 10-K/A
period 1998-04-30
BUTLER NATIONAL CORP
filed 1999-04-30
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K/A
                            Amendment No. 2

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

  Butler National Corporation and/or its subsidiaries are under the guidelines and regulatory requirements of the Federal Aviation Administration (FAA), Indian Gaming Regulatory Act of 1988 (IGRA), State of Oklahoma, Occupational Safety Health Administration (OSHA), and the National Environmental Policy
Act (NEPA).

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

The individuals who sold RF, Inc. to the Company had sought for some time to reacquire from the Company the ownership of RF, Inc. The individual (the "Employee") filed a lawsuit against the Company seeking to rescind the sale of RF, Inc. stock and for damages. The Company and the Employee (Marvin J. Eisenbath reached an agreement to settle and release all claims and counterclaims effective April 30, 1997, ("Release Agreement"). The Employee dismissed the lawsuit with prejudice. In addition to the releases, under the terms of the agreement, the Company received, on June 26, 1997, 600,000 shares of the Company's common stock and a commitment for certain payments over the next three years. The Company released the Employee from the terms of his employment contract and the April 24, 1994 Stock Purchase Agreement, including his agreement not to compete with the Company in the food distribution industry. The Company recorded a net gain of $432,989 (principally noncash) in the first quarter of 1998 for this transaction after consideration of $1,078,544 of costs associated with the claims, counter-claims and settlement. The stock was valued at $2.00 per share on the closing date of this transaction 4/30/98. Payment was secured, therefore none of the gain was deferred.

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

Sales at RF, Inc. declined in the fall 1997 compared to the previous year. The decline was accelerated more than expected due to the level of market confusion caused by the Employee of the Company filing suit against the Company and the non acceptance of RF, Inc. without the Employee and subsequent key sales personell which caused a significant loss of confidence in the industry towards RF, Inc. A part of the unrest was a result of the growing dispute with a chicken supplier over the product shipped late. In December 1997, the pressure from the chicken supplier for complete payment of the late shipment was building, the product inventory was high, bank interest was using available funds, and payments on accounts receivable had slowed.

On January 7, 1998, the chicken supplier filed suit to collect approximately $44,000 remaining unpaid for the late shipment. An attachment order was issued which stopped shipment of all RF, Inc. products. The attachment order effectively eliminated the ability of RF, Inc. to respond to the needs of its customers. By February 1, 1998, because it was slow, expensive, and sometimes not possible to have product released to fill orders and because the actions of the chicken supplier had created a feeling of doom in the industry regarding RF, Inc. causing customers and suppliers to believe that RF, Inc.
was going out of business, all the personnel at RF, Inc. were terminated. Some personnel were called back to assist with liquidation of the inventory under the current conditions.

On March 27, 1998, the chicken supplier and two transportation companies filed a petition for involuntary bankruptcy against RF, Inc. On May 12, 1998, the court determined that RF, Inc. was bankrupt and a trustee was appointed on June 11, 1998. All the assets of RF, Inc. were pledged as security for the bank line of credit.

After the bank obtains control of all the assets of RF, Inc., the Company plans to cooperate in the collection of accounts receivable through a law firm, the liquidation of the inventory and to purchase the fixed assets, primarily office equipment, from the bank. The RF, Inc. bank debt is approximately $637,000, plus interest and legal collection costs. The Company believes that an orderly liquidation of the assets at retail and the purchase of the fixed assets should allow the bank to recover substantially the amount due on the bank line of credit. Unsecured creditor claims, less the claims of the three unsecured creditors filing the involuntary bankruptcy petition, the bank claims and the Company claims, are expected to be approximately
$200,000. The Company believes it will incur expenses associated with the bankruptcy of RF, Inc. and has funds in reserve for this.

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

  Marketing is accomplished directly between the Company and Boeing McDonnell Douglas. Competition is minimal. However, sales are directly related to Boeing McDonnell Douglas' production of DC-9, DC-10, DC9/80, MD-80, MD-90, MD-11 and KC-10 tanker aircraft. The current Boeing McDonnell Douglas contract has been extended through fiscal year 1999. However, the customer plans to stop production of Douglas Aircraft that these switching units are manufactured for in the year 2000.

  The Company sells to Boeing McDonnell Douglas on terms of 2% 10 days, net 30 days. If the customer elects to pay the entire invoice within ten (10) days a two percent (2%) discount is applied, if not then the entire invoice is due within thirty (30) days. Most payments have been and continue to be within these terms. The Company has ordinary course of business purchase orders from the commercial division (Douglas Aircraft Company) for products with scheduled shipment dates into the fiscal year 1999. However, should Boeing McDonnell Douglas financially reorganize or for some other reason not accept shipment against these orders, this segment could suffer significant loss of revenue. Boeing McDonnell represents less than 10% of Butler National Corporations business.

  Management Services. BNSC is engaged in the business of providing management services to Indian Tribes in connection with the Indian Gaming Regulatory Act of 1988. Management services include consulting and construction management services for the development of the facilities and operational management for the Tribes. The Company has three management agreements in place; however, the performance of these agreements is contingent upon and subject to approval by the Secretary of Interior, Bureau of Indian Affairs, National Indian Gaming Commission and the appropriate State, if required. Also, the Company has signed consulting engagement letters with two tribes to study and develop plans for Indian gaming. See Liquidity and Capital Resources, page 16. At this time Butler National Service Corporation is in the process of obtaining needed licenses as they are required in the time frame necessary for the opening of any future gaming establishments. Butler National Service Corporation follows the guidelines of the Indian Gaming Act of 1988 and the state laws as they apply and at this time does not foresee any substantial risks associated with obtaining any required licenses.

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

  The services to be provided by the Company include consulting and construction management services for the development and establishment of the facilities and operational management for the Tribes. The Company will provide the necessary funds to construct the facilities and will be repaid the principal plus interest out of the profits of the operation.
Additionally, the Company will receive a thirty percent (30%) share of the profits for its management services. The loan agreement with the Tribes is in the principal sum of Three Million Five Hundred thousand dollars, or so much thereof as shall be disbursed. The interest rate is the Prime Rate plus two The Company has arranged for construction and operating financing of the establishment to be provided by Miller & Schroeder Investments Corporation.

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



  The Company's backlog as of July 17, 1998, totaled $5,226,191; consisting of $4,213,334, $84,674, $928,183 and $0, respectively, for Aircraft
Modifications, Avionics, Monitoring Services, and Temporary Services. The backlog includes firm orders which may not be completed within the next twelve months. Backlog that the Company expects not to be filled within the next year totals $1,272,000; consisting of $1,065,000, $0, $207,000, and $0.
The backlog is not unusual for this industry.  The sales for fiscal 1998 were $5,456,106 which represents an increase of 34% from fiscal 1997

  The Company's backlog in Monitoring Services increased due to our annual contract with the City of Plantation being extended to a five year contract. Four years remain on this contract. This contract represents 3.81% of total consolidated sales.

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

Item 3.  LEGAL PROCEEDINGS

  The Company had an employment agreement with an individual (Brenda Shadwick) who the Company terminated in April 1995. This individual filed a lawsuit against the Company, the President of the Company, and various corporate subsidiaries, alleging the Company wrongfully terminated the individual's employment in breach of the contract. The suit was filed in October, 1995, in State Court in Johnson County, Kansas.

  The Company and the individual reached an agreement to settle and release all claims and counterclaims on May 1, 1997. The individual dismissed the lawsuit with prejudice. The terms of the settlement include monthly payments by the Company to the individual in the amount of $6,000 during fiscal 1998 and fiscal 1999.

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

  After evaluation of various alternatives for what the Company believed the holders of the Convertible Preferred Stock and the Convertible Debentures engaged in inappropriate actions and representations of being long term investors and yet actually began converting within 45 days after the initial agreement the Company announced plans to stop conversions on July 7, 1998 of the Convertible Preferred Stock and Convertible Debentures at prices below $2.75 per share. On July 17, 1998, two of the holders of the Convertible Preferred Stock filed a lawsuit (the "Action") against the Company in Chancery Court in Delaware alleging among other things, breach of contract, violation of Delaware law and violation of the terms of the Convertible Preferred Stock. The Action seeks an injunction to force the Company to convert the Convertible Preferred Stock in accordance with its terms and for unspecified monetary damages. The Company will defend the Action and continue to evaluate all potential courses of action.

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
