Form 10-Q/A
period 1998-07-31
BUTLER NATIONAL CORP
filed 1999-04-30
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-Q/A

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


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME


                                                   THREE MONTHS ENDED
                                                        July 31,
                                                  1998             1997
                                              (unaudited)       (unaudited)

     Net sales (Note 9)                       $3,096,562        $1,245,890

     Cost of sales                             2,485,488           754,064

                                        ----------------     ----------------
     Gross profit                                611,074           491,826

     Selling, general and
     administrative expenses                     536,891           381,488
                                        ----------------     ----------------
          Operating income                        74,183           110,338


     Other income (expense):
          Interest expense                       (41,990)          (70,014)
          Interest income                             82               807
          Net gain - Settlement Agreement           -              426,947
          Other                                      753               -
                                        ----------------     ----------------
          Other income                           (41,155)          357,740
                                        ----------------     ----------------
     Income before taxes                          33,028           468,078


     Provision for income tax                     13,871           196,593
                                        ----------------     ----------------
               Net income                   $     19,157     $     271,485
                                                ========          ========

     Basic earnings (loss) per common share          .01               .04

      Shares used in per share calculation    10,022,282         9,243,347

     Diluted earnings (loss) per common share        .01               .03

      Shares used in per share calculation    11,123,926         9,736,045


       The accompanying notes are an integral part of these statements.


                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Three Months Ended July 31,
                                                 1998                 1997
                                             (unaudited)           (unaudited)

Cash flows from operating
activities:


Net income (Note 9)                           $     19,157      $     271,485
     Adjustments to reconcile income to
           net cash used in operations:
     Deferred income taxes                          13,871            196,593
     Depreciation                                   50,364             39,898
     Amortization of intangible assets              44,311            112,535
     Provision for uncollectible account              -               181,973
     Provision for obsolete inventories               -                15,940
     Amortization of service contracts              26,133             27,865


Changes in assets and liabilities:
     Accounts receivable                           123,876           (253,601)
     Contracts in process (Increase)               (82,690)          (334,266)
     Inventories (Increase)                       (171,575)           (38,931)
     Supplemental Type Certificates (Increase)      24,065             60,125
     Prepaid expenses and other current assets         703              8,813
     Other assets                                  (98,423)             5,894
     Accounts payable (decrease)                   (73,497)           258,594
     Customer deposits                              53,050            100,000
     Accrued liabilities (decrease)                (64,240)           (72,213)
     Settlement agreement (decrease)                18,000            (24,000)
                                         -----------------   ----------------
               Total adjustments                  (270,731)          (289,586)
                                         -----------------   ----------------

          Cash provided by (used in) operations   (116,895)           556,704
                                         -----------------  -----------------
Discontinued operations:
     Net investment in discontinued operations      15,708               -

Cash flows from investing activities:
     Capital expenditures, net                     (20,501)           141,725
     Deferred costs of Indian Gaming                  -              (410,107)
     Aircraft and aircraft parts                      -                  -
     Proceeds from short term investments             -                  -
                                             -------------       ------------
          Cash used in investing activities        (20,501)          (268,382)

                                             -------------       ------------
Cash flows from financing activities:
     Net borrowings under promissory note          (53,041)           336,351
     Note receivable (Note 10)                     835,229               -
     Proceeds from long-term debt                  814,379           (100,000)
     Repayments of long-term debt and lease
      obligations                               (1,405,120)           (25,705)
     Bank overdraft payable                           -               149,394
     Stock issuance for conversions and other         -               100,000
     Note receivable & redemption of common stock     -              (641,206)
                                             -------------      -------------
          Cash provided by (used in)
          financing activities                    191,447            (181,166)
                                             -------------      -------------
Net increase (decrease) in cash                    69,759             107,156


Cash, beginning of period                         160,598             208,761
                                             -------------      -------------
Cash, end of period                       $       230,357      $      315,917

Supplemental disclosures of cash flow
information:
     Interest paid                        $        41,990      $       74,503
     Income taxes                                    -                 10,000

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

8. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended July 31, 1998 and 1997. Stock options are included in 1998 and 1997 as common stock equivalents to the extent that they are dilutive. The Convertible debenture is included in fiscal 1997 and fiscal 1998 as a common stock equivalent since the debenture is dilutive. The convertible preferred stock is included in 1998 since the convertible preferred stock is dilutive. Shares used in the per share computations are as follows:

9. In November 1995 the Aircraft Modification business segment purchased a Learjet model 35 aircraft to use for the demonstration and flight testing of the Avcon Fins and related Model 35 STC products to the FAA. Upon approval, the products were shown and demonstrated to the aviation market to determine the market for Learjets modified with the Avcon R/X Mod. The Company has recorded a net gain in the first quarter of Fiscal 1999 from the sale of this aircraft during July 1998, as recorded in the Consolidated Statements of Income for the three months ended July 31, 1998.

10. The increase in the Note receivable is due to an increase in the note for the Stables Joint Venture.



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


                                     BUTLER NATIONAL CORPORATION
                                           (Registrant)


April 30, 1999                       /S/ Clark D. Stewart
        Date                         Clark D. Stewart,
                                     (President and Chief Executive Officer)


April 30, 1999                       /S/ Robert E. Leisure
        Date                         Robert E. Leisure
                                     (Chief Financial Officer)