Form 10-Q/A
period 1998-10-31
BUTLER NATIONAL CORP
filed 1999-04-30
CIK 15847

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



PART II.

OTHER INFORMATION..........................................14


SIGNATURES.................................................15



                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

ASSETS                                                  10/31/98     4/30/98
                                                      (unaudited)

Current Assets:
     Cash                                                $ 76,111   $ 160,598
     Accounts receivable, net of allowance for
          doubtful accounts of $78,736 at October 31,     416,422     482,888
          and $78,736 at April 30, 1998
     Note  receivable - current                           533,400     491,733

     Contracts in process                                  55,000     551,610
     Inventories:
          Raw materials                                 1,151,164   1,039,324
          Work in process                                 176,608      76,073
          Finished goods                                   61,469      55,939
                                                       ----------   ---------
                                                        1,389,241   1,171,336
      Prepaid expenses and other assets                    37,001      37,880
                                                       ----------   ---------
               Total current assets                     2,507,175   2,896,045

Note receivable (Note 9)                                3,119,500   1,770,714

Supplemental Type Certificates                          1,456,955   1,456,249

Property, Plant and Equipment:
     Land & Building                                      667,628     639,130
     Machinery and equipment                            1,055,657     973,504
     Office furniture and fixtures                        585,967     632,617
     Leasehold improvements                                33,959      33,958
                                                       ----------   ---------
               Total cost                               2,343,211   2,279,209

     Accumulated depreciation                          (1,162,894) (1,060,705)
                                                       ----------   ---------
                                                        1,180,317   1,218,504


Other Assets (Note 1):
     Deferred costs of Indian Gaming                    2,032,274   1,277,724
     Aircraft and aircraft parts                          555,281   2,056,281
     Other assets                                         118,540     124,139
                                                       ----------   ---------
               Total Other Assets                       2,706,095   3,458,144

               Total assets                           $10,970,042 $10,799,656
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

     The amortization of Supplemental Type Certificates (STC's) is only made
when sales occur of product directly related to an STC.   For further
information, refer to the Consolidated Financial Statements and Footnotes included in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1998.

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

3. The Company has capitalized approximately $2,032,274 and $3,353,000 at October 31, 1998 and April 30, 1998, respectively, of costs related to the anticipated construction of three Indian gaming facilities. These costs are included in the Note receivable and in other assets in the accompanying balance sheet. The items making up the balance of deferred costs of Indian Gaming are the Princess Maria, $1,173,307.53, the Stables, $32,067.38, the Shawnee Reserve No. 206, $609,639.10, the Modoc Bingo, $210,613.01, and Other Gaming, $6,646.66. The costs capitalized as deferred costs of Indian gaming have been subjected to an impairment test under SFAS 121 as part of the Company's audit of 4/30/98. In the opinion of management, these costs will be recoverable through the gaming activities or, in the event the Company is unsuccessful in establishing such operations, these costs will be recovered through the liquidation of the associated assets. These costs include the following:

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

8. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended October 31, 1998 and 1997. Stock options are included in 1998 and 1997 as common stock equivalents to the extent that they are dilutive. The Convertible debenture is included in fiscal 1997 and fiscal 1998 as a common stock equivalent since the debenture is dilutive. The convertible preferred stock is included in 1998 since the convertible preferred stock is dilutive. Shares used in the per share computations are as follows:

9. The Note receivable reflects the contract for the Marvin J. Eisenbath (RF, Inc.) settlement and the Indian Gaming facility under the management of Butler National Service Corporation. The items making up the Note receivable are being paid in accordance with their original terms. The Eisenbath settlement will be fully paid in January 1999.



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

Aircraft Modifications (Avcon Industries, Inc.): Sales at Avcon Industries, Inc. increased $1,936,752 (121%) from $1,604,399 in the first half of the prior year to $3,541,150 in the first half ending October 31, 1998. Gross profit decreased from $750,162 in the six months ending October 31, 1997 to $470,770 in the six months ending October 31, 1998. This change in gross profit percentage was caused from the sale of modified airplane as represented in Form 10-Q for the period ending July 31, 1998. As we expand this market margins will vary and the total dollar amount will increase. Second quarter fiscal 1999 sales were $751,180 compared to $816,170 in fiscal 1998. Second quarter gross profit was $12,420 and $454,766, respectively. This segment is experiencing increased sales volume from the sale of AVCON FINS and fin related modifications. This segment is continuing to work on the development of new products and expects to see an increase in sales and gross margin in the coming quarters of fiscal 1999.

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


COSTS AND EXPENSES

The consolidated gross profit percentage declined to 18.2% for the six months and 13.4% for the three months ended October 31, 1998, from 33.8% for the six months and 35.4% for the three months ended October 31, 1997. Gross profit margins have changed from period to period due to a drop off in business.

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

YEAR 2000 INFORMATION

The Company has considered and continues to evaluate the "Year 2000" computer processing issues in all business segments. The Company has replaced it's central computer system and all operating and application software with Year 2000 compatible products during the first quarter of 1999. The Company has contacted vendors, suppliers and customers to assess their Year 2000 readiness. Our Year 2000 Project Board is currently implementing our evaluation and remediation Year 2000 plan. We are evaluating the risks and remedies focusing both on our own internal processes and systems and possible impact on our customers. We have to date no knowledge of significant adverse consequences due to the transition to the Year 2000.

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



                                    BUTLER NATIONAL CORPORATION
                                   (Registrant)





April 30, 1999                     /S/Clark D. Stewart
     Date                          Clark D. Stewart,
                                   (President and Chief Executive Officer)


April 30, 1999                     /S/Robert E. Leisure
     Date                          Robert E. Leisure,
                                   (Chief Financial Officer)