Form 10-K
period 1999-04-30
BUTLER NATIONAL CORP
filed 1999-08-16
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
             Annual Report Pursuant to Section 13 or 15(d) of the
          X     Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended April 30, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $2,165,558 at August 6, 1999, when the average bid and asked prices of such stock was $0.15.

     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of August 6, 1999, was 16,726,657 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

This Form 10-K consists of 57 pages (including exhibits). The index to exhibits is set forth on pages 26 - 29.

                                     PART I

Item 1.  BUSINESS

Forward Looking Information:

  The information set forth below includes "forward-looking" information as outlined in the Private Securities Litigation Reform Act of 1995. The Cautionary Statements, filed by the us as Exhibit 99 to this Form 10-K, are incorporated herein by reference and you are specifically referred to such Cautionary Statements for a discussion of factors which could affect our operations and forward-looking statements contained herein.

General

  Butler National Corporation is a Delaware corporation formed in 1960, with corporate headquarters at 19920 West 161st Street, Olathe, Kansas 66062.

  Butler National Corporation and/or its subsidiaries are under the guidelines and regulatory requirements of the Federal Aviation Administration
(FAA), Indian Gaming Regulatory Act of 1988 (IGRA), State of Oklahoma, Occupational Safety Health Administration (OSHA), and the National Environmental Policy Act (NEPA).

  Current Activities.  Our current product lines and services include:

    (1)Aircraft Modifications - principally includes the modification of business-size aircraft from passenger to freighter configuration, addition of aerial photography capability, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault Falcon aircraft along with other modifications. We provide these services through a subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon").

    (2)Avionics - principally includes the manufacture of airborne radio and instrument switching units used in DC-9, DC-10, DC- 9/80, MD-80, MD-90 and the KC-10 aircraft. We provide these services through a subsidiary, Woodson Avionics, Inc. ("Switching Units", "Avionics" or "WAI").

    (3)Gaming - principally includes business consulting and management services to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. We provide these services through a subsidiary, Butler National Service Corporation ("Management Services", "Gaming" or "BNSC").

    (4)SCADA Systems and Monitoring Services - principally includes the monitoring of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector and related repair services. We provides these services through a subsidiary, Butler National Services, Inc. ("Monitoring Services" or "BNS").

    (5)Temporary Services - provides temporary employee services for corporate clients. We provides these services through as subsidiary, Butler Temporary Services, Inc. ("Temporary Services" or "BTS").

       Assets as of April 30, 1999 and Net Revenues for the year ended April 30, 1999.


       Industry Segment
                                                Assets         Revenue

       Aircraft Modifications                    31.9%           78.9%
       Avionics                                  12.2%            6.3%
       Gaming                                    42.0%            0.0%
       Monitoring Services                        1.7%           14.8%
       Temporary Services                         0.1%            0.0%
       Corporate Office                          12.1%            0.0%



       Assets as of April 30, 1998 and Net Revenues for the year ended April 30, 1998.

       Industry Segment

                                                Assets         Revenue

       Aircraft Modifications                    53.1%           71.0%
       Avionics                                   6.6%            8.9%
       Gaming                                    31.3%            0.0%
       Monitoring Services                        1.2%           20.1%
       Temporary Services                         0.2%            0.0%
       Corporate Office                           7.6%            0.0%



       Assets as of April 30, 1997 and Net Revenues for the year ended April 30, 1997.




       Industry Segment
                                                Assets         Revenue


       Aircraft Modifications                    51.8%           12.7%
       Avionics                                   3.1%            1.3%
       Food Distribution                         23.8%           81.1%
       Gaming                                    13.9%            0.0%
       Monitoring Services                        4.0%            4.9%
       Temporary Services                         0.4%            0.0%
       Corporate Office                           3.0%            0.0%



     Operating profits for each industry segment are found on page 54 of this report.

Discontinued Operations.

RF, Inc., dba Redi-Foods: On April 14, 1998, the Company discontinued the operation of its wholesale food Distribution segment, a wholly owned subsidiary , RF, Inc., a Missouri corporation. We have liquidated this segment and we do not plan any future operations in the wholesale food distribution industry.

We acquired RF, Inc. on April 21, 1994. We exchanged 650,000 shares our common stock for 100% of the issued and outstanding shares of RF, Inc. At the date of acquisition, RF, Inc.'s total assets were $565,605, consisting of cash of approximately $200,000, accounts receivable of approximately $280,000, and inventory of approximately $60,000. RF, Inc.'s liabilities included approximately $260,000 of vendor payables, and $115,000 of accrued payroll and payroll taxes.

The individuals who sold RF, Inc. to us had sought for some time to reacquire from us the ownership of RF, Inc. The individual ("Marvin J. Eisenbath, MJE") filed a lawsuit against the Company seeking to rescind the sale of RF, Inc. stock and for damages. We reached an agreement with MJE to settle and release all claims and counterclaims effective April 30, 1997, ("Release Agreement"). The Employee dismissed the lawsuit with prejudice.
In addition to the releases, under the terms of the agreement, the we received, on June 26, 1997, 600,000 shares of the our common stock and a commitment for certain payments over the next three years. We released MJE from the terms of his employment contract and the April 24, 1994 Stock Purchase Agreement, including his agreement not to compete with the us in the food distribution industry. We recorded a net gain of $432,989 (principally noncash) in the first quarter of 1998 for this transaction after consideration of $1,078,544 of costs associated with the claims, counter-claims and settlement. The stock was valued at $2.00 per share on the closing date of this transaction 4/30/98. Payment was secured, therefore none of the gain was deferred. Full payment was received during fiscal 1999.

RF, Inc. continued operations with transition management after the release MJE by us. However, product sales slowed and product selection and availability was restricted because of the industry knowledge associated with MJE and the loss of sales personnel to MJE. A bank credit line of $1,200,000 arranged in 1996, was used to purchase approximately $600,000 of inventory. Without providing samples as requested, a major chicken products supplier shipped approximately $250,000 of product in the summer of 1997 against an order scheduled for delivery in February 1997.

Sales at RF, Inc. declined in the fall 1997 compared to the previous year. The decline was accelerated more than expected due to the level of market confusion caused by MJE filing suit against us and the non acceptance of RF, Inc. without MJE and subsequent key sales personnel which caused a significant loss of confidence in the industry towards RF, Inc. A part of the unrest was a result of the growing dispute with a chicken supplier over the product shipped late. In December 1997, the pressure from the chicken supplier for complete payment of the late shipment was building, the product inventory was high, bank interest was using available funds, and payments on accounts receivable had slowed.

On January 7, 1998, the chicken supplier filed suit to collect approximately $44,000 remaining unpaid for the late shipment. An attachment order was issued which stopped shipment of all RF, Inc. products. The attachment order effectively eliminated the ability of RF, Inc. to respond to the needs of its customers. By February 1, 1998, because it was slow, expensive, and sometimes not possible to have product released to fill orders and because the actions of the chicken supplier had created a feeling of doom in the industry regarding RF, Inc. causing customers and suppliers to believe that RF, Inc. was going out of business, all the personnel at RF, Inc. were terminated. Some personnel were called back to assist with liquidation of the inventory.

On March 27, 1998, the chicken supplier and two transportation companies filed a petition for involuntary bankruptcy against RF, Inc. On May 12, 1998, the court determined that RF, Inc. was bankrupt and a trustee was appointed on June 11, 1998. All the assets of RF, Inc. were pledged as security for the bank line of credit.

After Industrial State Bank obtained control of all the assets of RF, Inc., we needed to cooperate with the collection of accounts receivable through a law firm, the liquidation of the inventory and to purchase the fixed assets, primarily office equipment, from the bank. The RF, Inc. bank debt is approximately $637,000, plus interest and legal collection costs. We believed that an orderly liquidation of the assets at retail and the purchase of the fixed assets should allow the bank to recover substantially the amount due on the bank line of credit. Unsecured creditor claims, less the claims of the three unsecured creditors filing the involuntary bankruptcy petition, the bank claims and our claims, were expected to be approximately $200,000. We believed that we would incur expenses associated with the bankruptcy of RF, Inc. and had funds reserved for this.

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

On September 28, 1998, the RFI bankruptcy trustee filed an action alleging a number of claims against us and our officers including a claim for repayment of preferential payments to the bankruptcy estate. This lawsuit was settled on July 26, 1999, by the payment of $250,000 to the court.

As a result aggresive liquidation of the RFI inventory and the collection of RFI accounts receivable were blocked by lawsuits from December 1997 through July 1999. The realizable value of the assets was significantly reduced during the time. The new judge determined that RFI was not solvent at April 30, 1997, and therefore, that we were liable to the RFI estate for $430,000 in preferential payments made to us in fiscal 1998. Management believed that RFI was in the best financial condition since acquisition in 1994 on April 30, 1997. However, the judge did not accept the annual audit of the independent public accountant as of that date making the insolvency decision for lack of an affidavit at the hearing of a motion for summary judgment.

Approximately nine months of management's time during fiscal year 1999 was focused on the resolution of the RFI bankruptcy matter. This was very expensive to us in terms of management time, professional fees and the diversion of management's attention away from the daily operation of the core businesses as well as the analysis of business opportunities related to the core businesses. The cost of this related time and expenses was approximately $800,000.

We reconsidered our position after the bankruptcy judge determined that RFI was not solvent at April 30, 1997, and therefore, that we were liable to the RFI estate for $430,000 in preferential payments made us in fiscal 1998. Although management of the Company strongly disagreed with the judge's ruling, we had already expended professional fees of approximately $380,000 and considerable corporate payroll and other expenses directly related to the RFI matter. Therefore, continued appeals of this matter were not in the best interest of our shareholders. As a result, we settled with the Trustee by paying $250,000 to the Court.

Because we guaranteed the RFI debt to the bank, we assumed an additional liability of $908,209 , paid $250,000 in preferential payments to the RFI estate, expended professional fees of $380,000 directly related to the RFI matter, allocated $120,017 of direct corporate expense to the support of the matter and have reserved for future costs an additional $189,000 before the remaining assets are disposed of and the matter is closed. We do not expect to recover a material amount from the disposal of the assets and have expensed approximately $2,200,000 related to the closing of RFI. We believe that all approved claims against RFI will be paid in full through the Trustee.

Valu Foods, Inc., dba Valu Foods : On April 14, 1998, we discontinued the operation of its retail food store, a wholly owned subsidiary , Valu Foods, Inc., a Kansas corporation. This retail operation is being liquidated and we does not plan any future operations in the retail food industry.

We formed Valu Foods, Inc. to market test the concept of selling frozen food overruns, seconds, and other discounted products to the rural market. A retail store owned by an individual in a rural Kansas community had been operating since September 1996 market testing these lines of products. In August 1997, we opened a retail store in the Kansas City area to market test products packaged under the registered trade name, Valu Foods and other products. Store sales were as expected at the opening and continued to grow through the fall of 1997. The test project was discontinued when we discontinued the operation of the wholesale food Distribution segment. We plan to liquidate the Valu Foods, Inc. assets in the ordinary course of business and the store will close the sooner of the completion of the inventory liquidation or on January 31, 1999, when the lease expires. The loss on discontinued operations is approximately $23,965 (net of tax). The loss includes anticipated legal costs, rental costs and payroll.

At April 30, 1998, the operations of Valu Foods, Inc. was discontinued due to the planned closing of the wholly owned subsidiary. The entire investment in Valu Foods, Inc. was written-off through the current year loss from discontinued operations. The assets and liabilities of Valu Foods, Inc. at April 30, 1998, were comprised of property, plant and equipment including leasehold improvements of $332,953 and inventory $24,779. The revenues associated with Valu Foods, Inc. for the year ended 1998 was $143,550.

As of April 30, 1999 all operations at Valu Foods, Inc. had ceased and the subsidiary had no assets.


Financial Information about Industry Segments

       Information with respect to our industry segments are found at Note 13 of Notes to Consolidated Financial Statements for the year ended April 30, 1999, located herein at page 52.

Narrative Description of Business

       Aircraft Modifications. Our subsidiary, Avcon, modifies business type aircraft at Newton, Kansas. The modifications include aircraft conversion from passenger to freighter configuration, addition of aerial photography capability, stability enhancing modifications for Learjets, and other special mission modifications. Avcon offers aerodynamic and stability improvement products for selected business jet aircraft.

       Sales of the Aircraft Modifications product line are handled directly through Avcon. Specialty modifications are quoted individually by job.
Avcon is geographically located in the marketplace for Aircraft Modifications products. The Company believes there are three primary competitors (AAR of Oklahoma, Dee Howard Company, and Raisbeck Engineering) in the industry in which the Aircraft Modifications division participates.

       The Aircraft Modifications business derives its ability to modify aircraft from the authority granted to it by the Federal Aviation
Administration ("FAA"). The FAA grants this authority by issuing a Supplemental Type Certificate ("STC") after Avcon has documented and demonstrated to the FAA that the changes to the aircraft following the procedures defined within the STC do not endanger its safe operation. These activities do not represent research and development costs as the cost for developmental are expensed as incurred. Avcon uses the STC as a tool to make the approved modifications to each aircraft and as such applies a portion of the cost of the tool to each installation sold. The total amount of cost to be applied was $2,392,611 and $1,456,246 at April 30, 1999 and 1998 respectively. The FAA reviews and approves changes as the STC procedures are applied. Periodically, the FAA verifies compliance by Avcon with the procedures and calculations defined in the STC. The STC authorizes Avcon to build the required parts and assemblies and to perform the installations on applicable customer-owned aircraft.

       Avcon owns more than 200 STC's. When the STC is applicable to a multiple number of aircraft it is categorized as Multiple-Use STC. These Multiple-Use STC's are considered a major asset of the Company. Some of the Multiple-Use STC's include the Beechcraft Extended Door, Learjet AVCON FINS, Learjet Extended Tip Fuel Tanks, Learjet Weight Increase Package and Dassault Falcon 20 Cargo Door.

       On May 3, 1996, Avcon received approval from the FAA of STC (no. ST00432WI) for its AVCON FIN Modification for installation on Learjet Model
35 and 36 Aircraft.   FAA pilots thoroughly evaluated the demonstration
aircraft, and determined that the fins substantially increase the aerodynamic stability in all flight conditions. The AVCON FIN STC eliminates the operational requirement for Yaw Dampers which are otherwise required in both Learjet models to control adverse yaw tendencies in certain flight conditions, particularly during approach and landing. Learjets equipped with AVCON FINS exhibit the same aerodynamic stability and improved operating efficiency offered on newer Learjet models, while maintaining the outstanding range, speed and load-carrying capabilities that made the Learjet Models 35 and 36 among the most popular Business Jets ever produced. Mounted like the fins of an arrow on the rear of the aircraft, Learjets equipped with AVCON FINS have a new look much the same as the current production aircraft. This modification will give the Learjets produced in the 1970's and 1980's the look of the 21st century.

       Avionics - Switching Units. Butler National Corporation has an agreement with Boeing McDonnell Douglas to manufacture and repair airborne switching systems for Boeing McDonnell Douglas and its customers. Butler National subcontracts with its wholly owned subsidiary, Woodson Avionics, Inc., for the manufacture and repair of Switching Units. Switching Units are used to switch the presentation to the flight crew from one radio system to another, from one navigational system to another and to switch instruments in the aircraft from one set to another. The Switching Units are designed and manufactured to meet Boeing McDonnell Douglas and FAA requirements. Most Boeing McDonnell Douglas commercial aircraft are equipped with one or more Butler National Switching Units.

       Marketing is accomplished directly between Butler National and Boeing McDonnell Douglas. Competition is minimal. However, sales of new unites are directly related to Boeing McDonnell Douglas' production of DC-9, DC-10, DC9/80, MD-80, MD-90, MD-11 and KC-10 tanker aircraft. The current Boeing McDonnell Douglas contract has been extended through fiscal year 2000. However, the customer plans to stop production of the related Douglas Aircraft after the currently scheduled units are manufactured in the year 2000.

       Avionics provides new replacement units and overhaul service directly to the major airlines using the aircraft manufactured by McDonnell Douglas. This part of the Avionics business segment is growing to offset the loss of sales from the original equipment units.

       Butler National sells to Boeing McDonnell Douglas and the major airlines using normal terms for trade accounts in the industry. Most payments have been and continue to be within these terms. The Company has ordinary course of business purchase orders from the commercial division (Douglas Aircraft Company) for products with scheduled shipment dates into the fiscal year
2000. However, should Boeing McDonnell Douglas financially reorganize or for some other reason not accept shipment against these orders, the Company could suffer significant loss of revenue. Boeing McDonnell represents less than 10% of Butler National Corporations sales.

       Management Services. BNSC is engaged in the business of providing consulting and management services to Indian Tribes in connection with the Indian Gaming Regulatory Act of 1988. Management services include consulting and construction management services to assist the tribes with the development of the facilities and the operational management for the Tribes. The Company has consulting agreements and three management agreements in place; however, the performance of these agreements is contingent upon and subject to approval by the Secretary of Interior, Bureau of Indian Affairs, National Indian Gaming Commission and the appropriate State, if required. Also, BNSC has signed consulting engagement letters with two tribes to study and develop plans for Indian gaming.

       The management consulting engagement letters provide for advances of funds to the Indian tribes by BNSC for professional services, fees, licenses, travel, administrative costs, documentation, procedure manuals, purchases of property and equipment and other costs related to the approval and opening of an establishment. These advances are considered to be a receivable from the tribe and to be repaid by the tribe from the funding to open the enterprise. The ability to collect the funds related to these advances depends upon the opening of the establishment or in the alternative the liquidation of the inventory and receivable accumulated in the event the establishment is not opened. However, if the collection and/or liquidation efforts are not successful, BNSC would suffer a significant loss of asset value. See Liquidity and Capital Resources, page 16.

       Butler National Service Corporation is in the process of obtaining needed licenses as they are required necessary for the opening of any future gaming establishments. BNSC follows the law and regulations of the Indian Gaming Regulatory Act of 1988 and the state laws as they may apply. At this time, BNSC does not foresee any substantial risks associated with obtaining any required licenses needed to assist the Indian tribes.

       During fiscal 1997, the Company received approval by the National Indian Gaming Commission of the management agreement between the Miami Tribe of Oklahoma, the Modoc Tribe of Oklahoma and its subsidiary, Butler National Service Corporation, to construct and manage a Class II (High Stakes Bingo) and Class III (Off-Track Betting) establishment in Miami, Oklahoma. Construction of this project, known as the STABLES, was completed and opened for business on September 22, 1998.

       The services to be provided by the Company include consulting and construction management services for the development and establishment of the facilities and operational management for the Tribes. The Company will provide the necessary funds to construct the facilities and will be repaid the principal plus interest out of the profits of the operation.
Additionally, the Company will receive a thirty percent (30%) share of the profits for its management services. The loan agreement with the Tribes is in the principal sum of Three Million Five Hundred thousand dollars, or so much thereof as shall be disbursed. The interest rate is Prime Rate plus two percent. The Company has arranged for a part of construction and operating financing of the establishment to be provided by Miller & Schroeder Investments Corporation.

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

       Temporary Services. BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas and Missouri.
Currently, this Company is inactive. BTS plans to provide contract staffing for the Princess Maria Casino planned for opening during the year 2000.

       Raw Materials. Raw materials used in our products are currently available from several sources. Certain components, used in the manufacture of the Switching Units, are long lead time components and are single sourced.

       Patents. There are no patents, trademarks, licenses, franchises, or concessions held by us that need to be held to do business other than the FAA, PMA and Repair Station licenses. However, we maintain certain airframe alteration certificates, commonly referred to as Supplemental Type Certificates ("STCs"), issued to it by the FAA, for its Aircraft
Modification and Avionic businesses. The STC, PMA and Repair Station licenses are not patents or trademarks. The FAA will issue an STC to anyone, provided that the person or entity documents and demonstrates to the FAA that a change to an aircraft configuration does not endanger the safety of flight. The PMA and Repair Station licenses are available to any person or entity, provided that the person or entity maintains the appropriate documentation and follows the appropriate manufacturing, repair and/or service procedures. The FAA requires the aircraft owner to have the STC document in the aircraft log after each modification is complete.

       Seasonality. Our business is generally not seasonal. Demand for the Falcon 20 cargo aircraft modifications is related to seasonal activity of the automotive industry in the United States. Many of these modified aircraft are used to carry automotive parts to automobile manufacturing facilities.
The peak modification demand occurs in late spring and early summer. Peak usage of the modified aircraft is from June to December. Future changes in the automotive industry could result in the fluctuation of revenues at the Aircraft Modifications Division.

       Customer Arrangements. Most of our products are custom-made. Except in isolated situations no special inventory-storage arrangements, merchandise return and allowance policies, or extended payment practices are involved in our business. We are not dependent upon any single customer except for Switching Units. Switching Units are sold to Boeing McDonnell Douglas and Douglas Aircraft Company customers. We have required deposits from our customers for aircraft modification schedule dates.

Backlog.  Our backlog as of April 30, 1999, 1998, and 1997, was as follows:


Industry Segment                 1999           1998            1997


Aircraft Modifications        2,274,000       5,747,505       2,468,169
Avionics                        295,000         173,174         316,558
Monitoring Services             504,736       1,124,191       1,317,580
Temporary Services                 -               -               -
                              ---------       ---------       ---------
                             $3,373,736      $7,044,870      $4,102,307




       Our backlog as of August 6, 1999, totaled $3,776,617; consisting of $2,299,500, $237,000, $1,240,117 and $0, respectively, for Aircraft
Modifications, Avionics, Monitoring Services, and Temporary Services. The backlog includes firm orders which may not be completed within the next twelve months. Backlog that the we expect not to be filled within the next year totals $300,000; consisting of $0, $0, $300,000, and $0. The backlog is not unusual for this industry. The sales for fiscal 1999 were $6,631,355 which represents an increase of 21.5% from fiscal 1998.

       Employees. We employed 59 people on April 30, 1999, compared to 66 people on April 30, 1998, and 54 people on April 30, 1997. As of August 6, 1999, we employed 60 people. None of our employees are subject to any collective bargaining agreements.

       "Year 2000". Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could result in major failures or miscalculations and is generally referred to as the "Year 2000 issue."

       We recognize that the impact of the Year 2000 issue extends beyond traditional computer hardware and software to automated plant systems and instrumentation, as well as to third parties. The Year 2000 issue is being addressed within our company by its individual business units, and progress is reported periodically to management.

       We have committed resources to conduct risk assessments and to take corrective action, where required, within each of the following areas: information technology, plant systems and external parties. Information technology includes telecommunications as well as traditional computer software and hardware in the mainframe, midrange and desktop environments. Plant systems include all automation and embedded chips used in plant operations. External parties include any third party with whom we interact. In all three areas we are in the process of completing inventory and assessment audits and taking whatever corrective action, if any, is necessary to bring these areas into Year 2000 compliance.

       The remaining costs of the Year 2000 activities is not expected to be material to our operations, liquidity or capital resources. Costs are being managed within each business unit. We purchased and replaced our central computer system and all operating and application software with Year 2000 compatible products in the summer of 1998. The cost of this replacement was approximately $200,000.

       There is still uncertainty around the scope of the Year 2000 issue.
At this time we cannot quantify the potential impact of these failures. Our Year 2000 program and contingency plans have been developed to address issues within our control. Typically these contingency plans address the results of single events while the scope of the Year 2000 issues may cause multiple concurrent events which could result in business disruption that could materially affect our operations, liquidity or capital resources. The program minimizes, but does not eliminate, the issues of external parties.

Financial Information about Foreign and Domestic Operations, and Export Sales.

       Information with respect to Domestic Operations may be found at Note 13 of Notes to Consolidated Financial Statements for the year ended April 30, 1999, located herein at page 52. There are no foreign operations.


       Distribution of the Indian Gaming business. On May 14, 1999 we reported that on May 4, 1999 the Board of Directors determined that the interests of the shareholders would be best served by distributing the common stock of our Indian Gaming Subsidiary ("IGS") to the shareholders. This would allow the management of each business to focus solely on that business segment. This would also provide incentives to the employees directly related to the profitable operation of the business segment and enhance the access to financing by allowing the financial community to focus on the business activities and opportunities of the business segment.

       We announced plans to distribute the IGS common stock to the shareholders of record owning our common stock at the close of business on May 24, 1999. The shares of the IGS were planned to be distributed to the shareholders at a ratio of one share of common stock of the IGS for each share of our stock owned at the close of business on May 24, 1999. The original date of an Information Statement and distribution was expected to be
July 31, 1999.   Distribution will be made as soon as the Form 10 is
completed and approved by the SEC.

       On for 8-K filed December 7, 1998, Butler National reported the completion of a Rights Agreement. On October 26, 1998, the Board of Directors approved a Shareholder Rights Plan designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. We believe the Plan is an effective and reasonable method to safeguard the interests of our shareholders. We are concerned that the future benefits of current programs and initiative could be denied to shareholders by an opportunistic, undervalued acquisition of Butler National. The Plan is designed to assure that shareholders are not deprived of their rights in the full measure of Butler National's long term potential, while not preventing a fully valued bid for Butler National.

       The Plan provides for a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of Butler National common stock as of the record date of October 27, 1998. Each shareholder is automatically entitled to the Rights and physical distribution of new certificates will be made at this time. The Rights distribution is not taxable to shareholders.

       The Rights will be exercisable only if a person or group (except for certain exempted persons or groups) acquires 15% or more of Butler National common stock or announces a tender offer which could result in ownership of 15% or more of the common stock. The Rights entitle the holder to purchase one one-two hundredth of a share of Series C Participating Preferred Stock at an exercise price of $10.00 and expire October 26, 2008.

        Following the acquisition of 15% or more of Butler National's common stock by a person or group, the holders of the Rights (other than the acquiring person) will be entitled to purchase shares of common stock at one-half the then current market price, and, in the event of a subsequent merger or other acquisition of Butler National, to buy shares of common stock of the acquiring entity at one-half of the market price of those shares.

Butler National is able to redeem the Rights at $0.0025 per right at any time until a person or group acquires 15% or more of the Butler National shares. Norwest Bank Minnesota, N.A. is the Rights Agent for Butler National under the Rights Agreement dated October 26, 1998.

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

       The Company's wholly-owned subsidiary, Butler National Services, Inc. has its principal offices in Ft. Lauderdale, Florida in facilities occupied under a three-year lease ending March 31, 2002. The annual rental is approximately $30,330. The facilities are adequate for current and anticipated operations.

       The Company's wholly-owned subsidiary, Woodson Avionics, Inc., has operations from its principal offices and manufacturing operations in Arizona at 5032 South Ash Avenue, Tempe, Arizona. As of June 1, 1996, the Company rents 3,865 square foot of space for $2,358 per month. The lease expires December 31, 1999. The facilities are adequate for current and anticipated operations.

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

       The Company and the individual reached an agreement to settle and release all claims and counterclaims on May 1, 1997. The individual dismissed the lawsuit with prejudice. The terms of the settlement required, monthly payments by the Company to the individual in the amount of $6,000 per month during fiscal 1998 and fiscal 1999. The final payment was made in April 1999.

       The Company acquired RF, Inc. from Marvin and Donna Eisenbath on April 21, 1994. The Company exchanged 650,000 shares of the Company's common stock for 100% of the issued and outstanding shares of RF, Inc. The Eisenbaths sought for some time to reacquire the ownership of RF, Inc. The Eisenbaths filed a lawsuit against Butler National seeking to rescind the sale of RF, Inc. stock and for damages.

       Butler National and the Eisenbaths reached an agreement to settle and release all claims and counterclaims effective April 30, 1997, ("Release Agreement"). The Eisenbaths dismissed the lawsuit with prejudice. In addition to the releases, under the terms of the agreement, the Company received on June 26, 1997, 600,000 shares of the Company's common stock and certain payments over the next three years. Butler National released the Eisenbaths from the terms of the employment contract and the April 24, 1994 Stock Purchase Agreement. These documents released the Eisenbaths from the agreement not to compete with the Company in the food distribution industry.

       Butler National recorded a net gain (principally noncash) in the first quarter of 1998 for this transaction after consideration of $1,078,544 of costs associated with the claims, counter-claims and settlement. In addition Butler National recognized an additional gain as the promissory note payments are received in cash. Although the effective date of the transaction as agreed to by both parties is April 30, 1997, the transfer of the stock and related proceeds was not completed until June 1997, see also Item 1, General, Discontinued Operations, page 2, regarding the bankruptcy of RF, Inc.

       On September 20, 1998, the RFI bankruptcy trustee filed an action alleging a number of claims against Butler National and its officers including a claim for repayment of preferential payments to the bankruptcy estate. Butler National settled the lawsuit on July 26, 1999, by the payment of $250,000 to the court. See Item 1, General, Discontinued Operations, page 2, regarding the details of the bankruptcy of RFI.

       In December of 1997, the Butler National sold Convertible Preferred Stock to certain offshore investors. Beginning in February of 1998, these investors began converting the Preferred Stock into Common Stock and the price of the Company's stock declined. As reported earlier, the Company received notice from NASDAQ stating that the Common Stock of the Company would be delisted by NASDAQ if the price did not trade at a bid price of $1.00 or more for ten (10) business days prior to August 6, 1998. The delisting of the Company's Common Stock would be a default under the terms of the Convertible Preferred Stock, as well as under the terms of certain Convertible Debentures previously issued. The Company considered a number of alternative actions including a reverse stock split, a repurchase of common shares on the open market and/or the repurchase of the convertibles at a premium to increase the price of the Common Stock.

       After evaluation of various alternatives for what Butler National believed the holders of the Convertible Preferred Stock and the Convertible Debentures engaged in inappropriate actions and representations of being long term investors and yet actually began converting within 45 days after the initial agreement, we announced plans to stop conversions on July 7, 1998 of the Convertible Preferred Stock and Convertible Debentures at prices below $2.75 per share. On July 17, 1998, two of the holders of the Convertible Preferred Stock (Austost Anstalt Schaan and Balmore Funds, SA) filed a lawsuit (the "Action") against Butler National in Chancery Court in Delaware alleging among other things, breach of contract, violation of Delaware law and violation of the terms of the Convertible Preferred Stock. The Action sought an injunction to force Butler National to convert the Convertible Preferred Stock in accordance with its terms and for unspecified monetary damages.

       On January 25, 1999 Butler National announced that an agreement had been reached with the Holders of the Class B Convertible Preferred Stock to settle the lawsuit against the Company. Under the agreement, the Holders of the Preferred are allowed to convert up to ten percent (10%) of the face value of the Preferred into common stock in any month until the entire issue is converted. The face value at the time of settlement was $785,000 allowing $78,500 per month to be converted under the plan. However, if the bid price is above $1.45 for three trading days, the Holders will be allowed to convert up to a total of 30% per month or $235,500 of face value of the Preferred.
The conversion amount will increase five percent (5%) for each $.20 increase in market price. The agreed conversion price is seventy percent of the average bid price for the previous five trading days.

       With the exception of 30,000 common shares owned at settlement by the Holders, sales of the previous converted common shares, 148,849 shares, plus any newly converted common shares, will be limited to the greater of $30,000 or twenty-five percent (25%) of the previous weeks trading volume. Additionally, accrued dividends ($58,875) on the Preferred Stock will be paid in shares of common stock at $.57 per share. The holders agreed to waive all future dividends. All transactions are being handled through one broker and all activity is reported on a weekly basis. The Holders also received 770,000 three-year warrants to purchase restricted common stock at $1.45 per share.

       On April 30, 1999 Butler National entered into an agreement with the Holders of the Convertible Debentures similar to the agreements with the Holders of the Convertible Preferred. The face value at the time of this agreement was $650,000 allowing $65,000 per month to be converted under the plan at a conversion price equal to 80% of the five (5) day average closing bid for the five (5) trading days prior to the conversion, provided, however, that if the closing price increases to $1.45 per share or more for three (3) consecutive trading days, the Holder will have the option to convert an additional 20% or $130,000 of outstanding principal amount of Debentures. All transactions are being handled through one broker and all activity is reported on a weekly basis. The Holders also received 325,000 three-year warrants to purchase restricted common stock at $1.45 per share.

       Avcon and Butler Nationaly used an outside engineering firm to assist with the Aircraft Modification Avcon Fin project and the related STC's. The individual filed suit against the Company for final payment under the contract. However, the Company did not feel that all work products had been delivered. In fiscal 1999 the Company settled the lawsuit and made final payment to the engineer and the engineering work product was delivered as required by the contract. The Company had an account payable to the individual equal to the agreed upon settlement to be paid upon delivery of the complete engineer work product.

       As of August 6, 1999, there are no other known legal proceedings pending against the Company. The Company considers all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. The Company believes that the resolution of those unknown claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Butler National did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1999.

                                      PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

  (a) Market Information. Butler National Corporation was initially listed in the national over-the-counter market in 1969, under the symbol "BUTL." Effective June 8, 1992, the symbol was changed to "BLNL." On February 24, 1994, the Company was listed on the NASDAQ Small Cap Market under the symbol "BUKS." The stock was listed as a small cap stock until January 20, 1999. The stock was delisted from the small cap category and now is listed in the over-the-counter (OTC) category. Since the delisting, the stock continues to trade and to be offered by twelve (12) market makers. The Company has not experienced a change in liquidity as a result of the delisting. However, the Company's depressed stock price, which has resulted even though an agreement was reached with the Holders of the Convertible Preferred and Convertible Debentures somewhat restricting their ability to convert and sell the ompany's common stock, the constant selling pressure of the conversion shares may reduce the liquidity of the Company's stock in the market and therefore, the ability to raise capital through the issue of equity securities.

  The range of the high and low bid prices per share of the Company's common stock, for fiscal years 1999 and 1998, as reported by NASDAQ, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.


                        Year Ended April 30, 1999  Year Ended April 30, 1998

                             High        Low            High        Low

First Quarter                 3/4        3/8          1 15/16      15/16

Second Quarter                5/8        3/8           1 3/32      15/16

Third Quarter                 3/4       5/16           1 1/16      13/16

Fourth Quarter               9/16      15/64                1        5/8



  (b) Holders. The approximate number of holders of record of the Company's common stock, as of August 6, 1999, was 2,900.

  (c) Dividends. The Company has not paid any cash dividends on its common stock, and the Board of Directors does not intend to declare any cash dividends in the foreseeable future.

As of August 6, 1999, the status of the convertible securities issued is as follows:


Convertible               Face Value      Conversion     Equivalent Common
Security                  Outstanding     Discount       Shares at Market
                                          Percent        Price of $0.15 per
                                                         Common Share

Debenture                $  618,000       20%             5,500,000
Class B Preferred        $  551,000       30%             5,247,619
Total                    $1,169,000                      10,747,619

Item 6.  SELECTED FINANCIAL DATA

  The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial
Condition" and with the Consolidated Financial Statements and related Notes included elsewhere in the report.




                                              Year Ended April 30,
                                       (In thousands except per share data)

                                       1999     1998     1997     1996    1995

Net Sales                            $6,631   $5,456   $4,062   $3,653  $3,668

Income (Loss) from
  Continuing Operations                ( 50)     250     (200)    (658) (1,286)

Income (Loss) from/on
  Discontinued Operations            (1,412)    (172)     366      802     461

Net Income (Loss)                    (1,462)      78      166      144    (825)


Basic Per Share

Income (Loss) from
  Continuing Operations           $   (0.00)  $ 0.03  $ (0.02) $ (0.07)$ (0.16)

Income (Loss) from/on
  Discontinued Operations         $   (0.12)  $(0.02) $  0.04  $  0.09 $  0.06

Net Income (Loss)                 $   (0.12)  $ 0.01  $  0.02  $  0.02 $ (0.10)


Selected Balance Sheet Information
Total Assets                      $  11,414   $10,780 $11,124  $ 8,261 $ 4,263

Long-term Obligations             $   2,105   $ 1,972 $ 1,541  $    57 $    81

Cash dividends declared per
  common share                         None      None    None     None    None




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1999 compared to fiscal 1998

  Consolidated sales for fiscal 1999 were $6,631,355, an increase of 21.5% from fiscal 1998 sales of $5,456,106. Discussion of specific changes by operation follows.

  Aircraft Modification (Avcon): Sales from the Aircraft Modifications business segment increased 35%, from $3,874,490 in fiscal 1998, to $5,236,370 in fiscal 1999. This segment earned an operating profit of $511,567 in 1999, compared $844,320 in 1998. Primarily product sales increased due to the sale of the first aircraft purchased, modified and resold and the expanded business base related to the multiple-use Supplemental Type Certificates ("STC") developed by the Company. The decrease in operating income is due to the increase in sales and decrease in margins related to the modified aircraft with proprietary products.

  As previously noted on page 2, (Item 1. Business), on May 3, 1996 the Company's subsidiary, Avcon Industries, Inc., received approval from the Federal Aviation Administration of a Supplemental Type Certificate (no. ST00432WI) for its AVCON FIN Modification for installation on Learjet Model
35 and 36 Aircraft. The STC authorizes Avcon to build the required parts and assemblies and is used as a tool to perform the authorized procedures, to make installations on applicable customer-owned Learjets. The Company believes the potential market for fin installations to be approximately 1,000 aircraft and that approximately 500 fin installations will be performed over the next several years. Avcon plans to market the fin installation with related options and to purchase additional aircraft for modification and resale.

  In fiscal 1999, the Company invested $100,628 to document, engineer, build, and demonstrate to the FAA, flight characteristics of Avcon products; thereby adding to its ownership of multiple-use STC's. The Company's direction is to continue to work on activities that should expand the aircraft modification market. The Company believes that the increased modification-market, through STC's for the Learjet and the Beechcraft KingAir, will enable this segment to be an even greater contributor to the overall growth of the Company.

  Switching Units (Woodson Avionics): Sales from the Avionics Switching Unit business segment decreased 13.6%, from $484,518 in fiscal 1998, to $418,410 in fiscal 1999. Sales to McDonnell Douglas increased 28.3% due to the overhaul of older aircraft. Sales for aircraft repair and refurbishment decreased 24.1%, from fiscal 1998 to fiscal 1999. Operating profits decreased from $146,744 in fiscal 1998 to $103,458 in fiscal 1999. Management expects this business segment to continue to be stable in future years.

  SCADA Systems and Monitoring Services (Butler National Services): Revenue from Monitoring Services decreased from $1,097,098 in fiscal 1998 to $976,574 in fiscal 1999, a decrease of 11%. During fiscal 1999, the Company maintained a relatively level volume of long-term contracts with municipalities. Revenue increased due to the introduction of new products and services. The Company's contracts with its two largest customers have been renewed for fiscal 2000. An operating profit of $175,879 in Monitoring Services was recorded in fiscal 1999, compared to fiscal 1998 operating profit of $228,488. The Company was able to secure performance bonds during the first quarter of fiscal 1995. This division has since bid on certain jobs requiring performance bonds, and completed two special jobs with revenue totaling approximately $100,000.

  The Company believes the service business of this segment will continue to grow at a moderate rate. This segment has experienced consistent increases over the past few years and the Company expects this trend to continue. Variations in the growth rate are sometimes up or down due to the sales of new equipment installations.

  Temporary Services: This operation provides temporary employee services for corporate clients. This segment was inactive during fiscal 1999. If and when the Company is able to open Indian gaming facilities in Kansas, we expect that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services personnel.

  Management Services:
                                 -General-
  In the current fiscal year the Company received no revenue and incurred $132,118 in general and administrative expenses associated with its continued efforts to explore opportunities related to the Indian Gaming Act of 1988. Additionally, the Company increased its reserve for collectibility and amortized $50,781 and $77,864 in fiscal years 1999 and 1998, respectively, related to shares issued for services rendered to the Company.

  The Company has advanced $6,485,972 under the management consulting agreements with the Indian Tribes. Funds advanced for the Tribes were used to purchase land, land improvements, and professional design fees related to the development of Indian Gaming facilities. Included in this receivable is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas, and a group of selected lots within the resort development. The Company has a net receivable value of $2,162,120 on the balance sheet as deferred cost related to projects other than the Stables. The Company believes that in the event that the Indian tribes were unable to repay the advances, that this tract could be developed and sold for residential and commercial use, other than Indian gaming. Additional improvements, including access roads, water and sewer services, etc. are planned for this land. After these improvements, the land may be sold in small tracts. In the event of default, this may allow the Company to recover the majority, if not all, of the $2,162,120 advanced.

                         -Princess Maria Casino-
  The Company entered into a consulting agreement with the Miami Tribe on June 11, 1992. As a part of this agreement the Company has a management agreement with the Miami Tribe to provide management services to the Miami Tribe. The Tribe requested a compact with the State of Kansas for Class III Indian gaming, on Indian land, known as the Maria Christiana Miami Reserve No. 35, located in Miami County, Kansas, on July 9, 1992.

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

  The Tribe resubmitted the management agreement and the land question to the NIGC in June, 1996. In July, 1996, the NIGC again requested an opinion from the BIA. On July 23, 1997, the Tribe and the Company were notified that the BIA had again determined that the land was not suitable for gaming, for political policy reasons, without consideration of the membership in the Miami Tribe or recent case law, and the NIGC had to again deny the management agreement. The Tribe filed a suit in the Federal District Court in Kansas City, Kansas. On May 15, 1998 the Court determined that the land was suitable for gaming and remanded the case to the BIA for the documentation. Therefore, even though the Company and the Tribe believe the BIA will agree with the Court that the land is "Indian land", and in compliance with all laws and regulations, for a variety of reasons, there is no assurance that the management agreement will be approved.

  In the fall of 1998, the United States District Court for the District of Kansas ruled that the Princess Maria Miami Reserve No. 35 was suitable for Indian gaming under the IGRA. As a result of this determination, the reserve for collectibility of the advances to the Miami Tribe of Oklahoma under the consulting agreement and management agreement was reduced $650,846. Increases and decreases to a reserve for each Indian gaming consulting engagement are reported as expenses or income of the gaming segment. The total advances to the engagements less the balance of the reserves are reported as net on the consolidated financial statements. This adjustment to the reserves less expenses of $132,118 resulted in a gaming segment operating profit of $518,728.

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

  The Company provides consulting and construction management services in the development of the facility and manages the joint-venture operation for the tribes. The STABLES facility is approximately 22,000 square-feet and located directly south of the Modoc Tribal Headquarters building in Miami. The complex contains off-track betting windows, a bingo hall, sports bar, and a restaurant. The Company's Management Agreement was approved by the NIGC on January 14, 1997. Under the Management Agreement, as approved, the Company, as manager, receives a 30% share of the profits and reimbursement of advanced costs.

  Construction on the STABLES began with the ground breaking on March 27, 1997 and opened September 21, 1998. The project cost was approximately $3,500,000. Funds have been provided from the Company's operations and long-term financing for the project was arranged through Miller & Schroeder Investments Corporation. The loan is in the amount of $1,850,000 at a rate
of Prime plus 2%.   Commencing on September 1, 1998 through August 1, 2003
monthly installments of principal and interest are being made to amortize the note.

  As a part of the Management Contract approved by the NIGC on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"); the Company agreed to loan the Tribes $3,500,000 at 2% over prime, to be repaid over five years, for the construction and operation of the Stables gaming establishment. At April 30, 1999, the Company had advanced a total of $3,500,000 to the Tribes under the contract and reported $647,285 current note receivable and $2,730,708 long-term note receivable. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building.

                           -Shawnee Reserve No. 206-
  In 1992, the Company signed a consulting agreement and has maintained a business relationship with approximately seventy Indian and non-Indian heirs (the "Owners") of the Newton McNeer Shawnee Reserve No. 206 ("Shawnee Reserve No. 206"). This relationship includes advances for assistance in the defense of the property against adverse possession (by one family member) in exchange for being named the manager for any Indian gaming enterprises that may be established on the land. As a result of the Company's assistance, the Owners are in the process of becoming the undisputed beneficial owners of approximately 72 acres of the Shawnee Reserve No. 206, as ordered by the United States District Court for the District of Kansas. The Company has advanced funds to purchase an additional 9 acres contiguous to the Indian land providing access.

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

  The Company maintains a relationship and has a consulting agreement to assist with the proposed establishment. This agreement is signed by the owners and the Shawnee Tribe of Oklahoma. The Shawnee Tribe of Oklahoma is not a federally recognized tribe. The tribe, sometimes known as the Loyal Shawnee Tribe, is a tribe organized by a 1960 federal resolution operating within and as a part of the federally recognized Cherokee Nation of Oklahoma. The Indian Owners of Shawnee Reserve No. 206 have federal Indian membership cards showing them to be Cherokee-Shawnee members of the Cherokee Nation of Oklahoma. The Shawnee and the Cherokee are currently working to reaffirm the Shawnee's jurisdiction over the Indian land and to obtain federal recognition for the Shawnee Tribe.

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


                                 -Modoc Bingo-
  The Company signed a consulting agreement with the Modoc Tribe on April 21, 1993. As a part of this project the Company has a management agreement with the Modoc Tribe to construct and operate an Indian gaming facility on Modoc Reservation lands in Eastern Oklahoma. The Management Agreement was filed with the NIGC on June 7, 1994, for review and approved on July 11, 1997.
The Tribe and the Company have not determined a schedule for this project. There is no assurance that further action will be taken until the Stables is in operation and well established or if ever. A total of $548,048 has been advanced under this engagement, $399,713 has been reserved leaving a net receivable of $148,335.

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

  Selling, general and administrative (SG&A): Expenses decreased $113,489 (6.7%) in fiscal year 1999. These expenses were $1,573,689, or 23.7% of revenue, in fiscal 1999, and $1,687,178, or 30.1% of revenue in fiscal 1998.

  Effective with fiscal 1999, the policy of the Board of Directors is to distribute the cost of operating the Corporate office to the operating subsidiaries. This is reported as the segment information on page 53. The Corporate segment report shows an operating loss of $816,832. The $816,832 represents what we believe are Corporate time and expenses related to the resolution of the RFI bankruptcy and should be allocated to the discontinued operations. If we could make this allocation, net income before taxes from continuing operations would be $766,562. However, the current accounting and reporting rules do not allow us to report this cost to the discontinued operations segment.

  Other income (Expense): Expenses decreased due to the write down of the land and building in Overton, Nebraska in fiscal 1995. This facility became idle in 1994. The Company was unable to complete the negotiated sale of the land and building. Therefore, the Company reduced the value of the asset by $157,200 in order to record the asset at its estimated net realizable value. The Company entered into an agreement, on September 13, 1995, with the Village of Overton, for the sale of the building in Overton, Nebraska. The Company received a cash payment of $30,000 at closing on September 18, 1995. During fiscal year 1998 this building was sold for $45,000.

Fiscal 1998 compared to fiscal 1997

  The Company's sales for fiscal 1998 were $5,456,106, an increase of 34.3% from fiscal 1997 sales of $4,061,775. Discussion of specific changes by operation follows.

  Aircraft Modification: Sales from the Aircraft Modifications business segment increased 42.2%, from $2,724,217 in fiscal 1997, to $3,874,490 in fiscal 1998. This segment earned an operating profit of $844,320 in 1998, compared to $501,984 in 1997. Primarily product sales increased due to the expanded business base related to the multiple-use Supplemental Type Certificates ("STC") developed by the Company. The increase in operating income is due to the increase in sales and margins related to the proprietary products.

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

  In fiscal 1998, the Company invested $499,454 to document, engineer, build, and demonstrate to the FAA, flight characteristics of Avcon products; thereby adding to its ownership of multiple-use STC's. The Company's direction is to continue to work on activities that should expand the aircraft modification market. The Company believes that the increased modification-market, through STC's for the Learjet and the Beechcraft KingAir, will enable this segment to be an even greater contributor to the overall growth of the Company.

  Switching Units: Sales from the Avionics Switching Unit business segment increased 74.6%, from $277,513 in fiscal 1997, to $484,518 in fiscal 1998.
Sales to McDonnell Douglas decreased 18.3% due to the phase out of the aircraft that these switching units are manufactured for. Sales for aircraft repair and refurbishment increased 4.8 times, from fiscal 1997 to fiscal 1998. Operating profits increased from $123,571 in fiscal 1997 to $146,744 in fiscal 1998. Management expects this business segment to continue to be stable in future years.

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

Management Services:
                                  -General-
  In the current fiscal year the Company received no revenue and incurred $32,569 in general and administrative expenses associated with its continued efforts to explore opportunities related to the Indian Gaming Act of 1988. Additionally, the Company increased its reserve for collectibility and amortized $77,864 and $66,458 in fiscal years 1998 and 1997, respectively, related to shares issued for services rendered to the Company.

  The Company has advanced for the Tribes $1,812,628 in land, land improvements, and professional design fees related to the development of Indian Gaming facilities. Included in this advance is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas, and a group of selected lots within the resort development. The Company believes that this tract could be developed and sold for residential and commercial use, other than Indian gaming, if the gaming enterprise does not open. Additional improvements, including access roads, water and sewer services, etc. are planned for this land. After these improvements, the land may be sold in small tracts. This may allow the Company to recover the majority, if not all, of the $1,812,628 advanced.

  Selling, general and administrative (SG&A): Expenses increased $270,320 (19.1%) in fiscal year 1998. These expenses were $1,687,178, or 30.1% of revenue, in fiscal 1998, and $3,330,874, or 34.9% of revenue in fiscal 1997.

  Other income (Expense): Expenses decreased due to the write down of the land and building in Overton, Nebraska in fiscal 1995. This facility became idle in 1994. The Company was unable to complete the negotiated sale of the land and building. Therefore, the Company reduced the value of the asset by $157,200 in order to record the asset at its estimated net realizable value. The Company entered into an agreement, on September 13, 1995, with the Village of Overton, for the sale of the building in Overton, Nebraska. The Company received a cash payment of $30,000 at closing on September 18, 1995, and may receive an additional $70,000 if the Village of Overton is either able to sell or lease the building in the future. During fiscal year 1998 this building was sold for $45,000.

Liquidity and Capital Resources

  Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $471,574 at April 30, 1999, $695,718 at April 30, 1998, and $382,743 at
April 30, 1997.

  The Company's unused line of credit at April 30, 1999 was $28,426. As of August 6, 1999, the Company's unused line of credit was $43,390. The Company's line of credit is $500,000. The interest rate on the Company's line of credit is prime plus two, as of August 4, 1999, the interest rate is 10.00%.

  The Company plans to continue using the promissory notes-payable, due in August 1999, to fund working capital. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 2000. The extensions of the promissory notes-payable is consistent with prior years. If the Bank were to demand repayment of the notes-payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

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

  During fiscal 1999, the Company issued stock at fair market value for various legal, marketing and consulting services, in lieu of cash payments. In fiscal 1999, the Company issued 600,000 shares of common stock at a value of $300,000 for professional services to be provided in the future.

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

  The Company does not, as of April 30, 1999, have any material commitments for other capital expenditures other than the advance requirements under the terms of the Indian gaming Consulting and Management Agreements. These requirements are further described in this section.

  Depending upon the progress of the engagements, the Company, through BNSC, will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available, and additional funds, to fund advances to the tribes for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from: internally generated working capital and borrowings. After a few gaming facilities become operational, repayment of the advances by the tribes from gaming operations will generate additional working capital to advance for the start up and construction of other gaming facilities. The Company expects that its advances for start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

  The Stables Indian gaming project completed during fiscal 1999 and required a total of $3,500,000 to complete, from the financing sources described above. At April 30, 1999, $3,377,993 was receivable from the Stables. The full $3,377,933 is believed to be recoverable from the operation of the establishment per the terms of the approved Management Agreement.

  As a part of the Management Contract approved by the NIGC on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"); the Company agreed to loan the Tribes $3,500,000 at 2% over prime, to be repaid over five years, for the construction and operation of the Stables gaming establishment. At April 30, 1998, the Company had advanced $3,500,000 to the Tribes under the contract and reported $647,285 current note receivable and $2,730,708 long-term note receivable. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building.

  On May 29, 1998, advances under the Stables Management Contract were further funded by a loan to the Company from Miller & Schroeder Investment Corporation in the amount of $1,850,000 at 2% over prime, to be repaid over five years. As security for the $1,850,000 loan, the Company pledged its contract rights to the repayment of the $3,500,000 loan and its Manager's hare (30%) of the profits from the Stables. The balance payable to Miller & chroeder at April 30, 1999, was $1,627,662. The remainder of net cash advances to be repaid is $1,750,331.

Analysis of Cash Flow

  During fiscal 1999, the Company's cash position increased by $4,325. A majority of the positive cash flow from operations in fiscal 1999 is due to the proceeds of the outside loans from Miller & Schroeder of approximately $1,850,000 and the sale of the Lear 35 for approximately $2,100,000. A large portion of the cash flow from these activities was used to retire debt and fund the advances for the construction of the Stables bingo facility.

   Operating Activities:The majority of the approximately $1,628,000 decrease in other assets relates to the sale of the Lear 35. The large increase in the note receivable deals directly with the increase of the advances under the note with the Miami and Modoc Tribes for funding of the Stables bingo facility which was completed in fiscal year 1999.

  Notes payable increased directly by a new note with Industrial State Bank for $187,000, an airplane note on the Lear 23 for $239,000 and a machinery lease for equipment at the Avcon facility for another $115,000. Accrued liabilities increased because the Company recorded a contingent liability of $899,000 directly related to the RFI settlement including future loans to cover all settlement costs and the RFI loan guarantee.

  Investing Activities: The cash used in investing activities is due to the use of approximately $884,396 related to the advances to the tribes under agreements for Indian gaming; and approximately $213,000 to purchase tooling, furniture and equipment at all Company locations.

  Financing Activities: During fiscal year 1999, the Company received proceeds from outside sources to fund the advances for the building of the Stables Bingo facility ($1,850,000 Miller & Schroeder Note) and also placed a mortgage on its Lear 23. The Company also repaid long-term debt of $1.7 million of which the majority was the repayment of the balance on the Lear 35 note of $1.4 million.

Changing Prices and Inflation

  The Company did not experience any significant pressure from inflation in 1999.

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



                            Expected Maturity Date
                            (Dollars in thousands)

                        2000    2001    2002    2003    2004    Total    Fair
                                                                         Value

Assets
Note receivable:

   Variable rate      $  417 $  417   $  417  $  417  $  408   $2,075   $2,075

   Average interest
     rate              10.5%  10.5%    10.5%   10.5%   10.5%    10.5%

Liabilities
Long-term debt:

   Variable rate      $1,477 $  440   $   55     -    $   18   $1,990   $1,990

   Average interest
     rate              10.5%  10.5%     10.5%          10.5%



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Financial Statements of the Registrant are set forth on pages 32 through 54 of this report.


Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The Company reported on Form 8-K on September 16, 1998 that on September 4, 1998, Arthur Andersen LLP informed the Company that it has declined to stand for reelection. The reports of Arthur Andersen LLP on the Company's consolidated financial statements for each of the two fiscal years ended April 30, 1997 and April 30, 1998, did not contain ay adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

  The Company reported on Form 9-K on March 31, 1999 that Grant Thornton LLP was engaged to audit fiscal year 1999.

  The Company reported on Form 8-K on August 10, 1999 that on August 3, 1999, Grant Thornton LLP informed the Company that it has resigned as auditors for Butler National Corporation and its subsidiaries and from their engagement to audit the consolidated financial statements of Butler National Corporation and its subsidiaries as of April 30, 1999.

  As previously reported on Form 8-K on March 31, 1999 Grant Thornton LLP was engaged on March 30, 1999 as Registrant's independent auditors in connection with an audit of the Registrant's financial statements for the year ending April 30, 1999. The reports of the prior independent auditor, Arthur
Andersen LLP on the Company's consolidated financial statements for each of the two fiscal years ended April 30, 1997 and April 30, 1998, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company believes there are no disagreement with Grant Thornton LLP or reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

  The Company has requested Grant Thornton LLP to provide the Company with specific information regarding the existence, if any, of any disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused Grant Thornton LLP to make reference to the subject matter of thedisagreements in connection with their reports. The Company has requested Grant Thornton LLP to provide the Company with specific information regarding the existence, if any, of any "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

  The Company has requested that Grant Thornton LLP immediately provide the specific information referenced above. The Company has requested that Grant Thornton LLP furnish it with a letter stating whether it agrees with the above statements.



                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names and ages of the directors, their principal occupations for at least the past five years are set forth below, based on information furnished to the Company by the directors.

Name of Nominee            Served        Principal Occupation for Last Five
and Director and            Since        Years and Other Directorships
      Age


Clark D. Stewart
     (59)                   1989        President of the Company from
                                        September 1, 1989 to present.
                                        President of Tradewind Systems, Inc.
                                        (consulting and computer sales)
                                        1980 to present; Executive Vice
                                        President of RO Corporation
                                        (manufacturing) 1986 to 1989;
                                        President of Tradewind Industries,
                                        Inc. (manufacturing) 1979 to 1985.


R. Warren Wagoner
      (47)                 1986         Chairman of the Board of Directors of
                                        the Company since August 30, 1989
                                        and President of the Company from
                                        July 26, 1989 to September 1, 1989.
                                        Sales Manager of Yamazen Machine
                                        Tool, Inc. from March, 1992 to March,
                                        1994; President of Stelco, Inc.
                                        (manufacturing) 1987 to 1989; General
                                        Manager, AmTech Metal Fabrications,
                                        Inc., Grandview, MO 1982 to 1987.


William E. Logan
      (61)                1990          Vice President and Treasurer of
                                        Wendy's Hamburgers of Kansas City,
                                        Inc. June, 1984 to present.  Vice
                                        President and Treasurer of Valley
                                        Foods Services, Inc. (wholesale food
                                        distributor) June, 1988 to April,
                                        1993.  Professional practice as a
                                        Certified Public Accountant 1965 to
                                        1984.


William A. Griffith
       (52)               1990          Secretary of the Company, President
                                        of Griffith and Associates
                                        (management consulting) since 1984.
                                        Management consultant for Diversified
                                        Health Companies (management
                                        consulting) from 1986 to 1989 and for
                                        Health Pro (health care) from 1984 to
                                        1986.  Chief Executive Officer of
                                        Southwest Medical Center (hospital)
                                        from 1981 to 1984.


David B. Hayden
       (53)               1996          Co-owner and President of Kings
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

  The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of shareholders and at special meetings held during the year. The executive officers are as follows:

Name                    Age    Position

R. Warren Wagoner        47    Chairman of the Board of Directors
Clark D. Stewart         59    President and Chief Executive Officer
Larry W. Franke          55    President of Avcon Industries, Inc., a wholly-
                               owned subsidiary of the Company
Jack L. Graham           73    President of Avcon Industries, Inc., a wholly-
                               owned subsidiary of the Company (retired
                               January 1, 1999)
Jon C. Fischrupp         59    President of Butler National Services, Inc., a
                               wholly-owned subsidiary of the Company
Edward J. Matukewicz     51    Treasurer and Chief Financial Officer
                               (resigned February 1999)
Robert E. Leisure        44    Chief Financial Officer
William A. Griffith      52    Secretary

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

  Larry W. Franke was Vice President and General Manager of Kansas City Aviation Center from 1984 to 1992. From 1993 to 1994 he was Vice President of Operations and Sales for Marketlink, an aircraft marketing company. Mr. Franke joined the Company in July 1994 as Director of Marketing and was promoted in August 1995 to Vice President of Operations and Sales. Mr. Franke is President of Avcon Industries, Inc.

  Jack L. Graham was President of Avcon Industries for 19 years and joined the Company in December 1983, at the time of the acquisition of Avcon Industries by the Company. Mr. Graham retired January 1, 1999 as President of Avcon Industries, Inc.

  Jon C. Fischrupp was President of Lauderdale Services, Inc. ("LSI") from June 14, 1978, until May 1, 1986, at which time the Company acquired LSI and he became President of LSI (now known as Butler National Services, Inc.).

  Ed Matukewicz was Vice President of Master Fund Company from 1987 to 1990 and Vice President of First Trust of Mid America from 1990 to 1991. Mr. Matukewicz joined the Company in May, 1991, as Treasurer. Mr. Matukewicz resigned in February 1999 and remains as a consultant to the Company.

  Robert E. Leisure was a certified public accountant with the firm of Agler & Gaeddert from 1995 to 1997. Mr. Leisure joined the Company in December 1997 as Director of Accounting. Mr. Leisure became the Chief Executive Officer in February 1999.

  William A. Griffith was Chief Executive Officer of Southwest Medical Center (hospital) from 1981 to 1984. Mr. Griffith was a management consultant for Health Pro from 1984 to 1986 and for Diversified Health Companies from 1986 to 1989. Mr. Griffith has been President of Griffith and Associates, management consulting, since 1984. Mr. Griffith became Secretary of the Company in 1992.


  As noted previously, on September 20, 1998 a petition in bankruptcy court was filed against Butler National Corporation, Butler Temporary Services, Inc., and the then current directors and officers, William A. Griffith, Clark D. Stewart, and Edward J. Matukewicz and was dismissed with prejudice on July 26, 1999.

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

Item 11.  EXECUTIVE COMPENSATION

SUMMARY
  The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (determined as of the end of the last fiscal year) for the fiscal years ended April 30, 1999, 1998 and 1997:



                    SUMMARY COMPENSATION TABLE

                                       Annual Compensation

Name and                                                    Other Annual
Principal                          Salary       Bonus       Compensation
Position              Year           ($)         ($)            ($)


Clark D. Stewart,
President
and CEO, Director      99         218,743         -              -
                       98         226,997         -              -
                       97         212,729         -              -


                                          Long Term Compensation

                              Awards                   Payouts

                             Restricted     Securities
                               Stock        Underlying    LTIP    All Other
                      Year    Award(s)        Options    Payouts Compensation
                               ($)           (#)(1)       ($)        ($)


Clark D. Stewart,
President
and CEO, Director      99        -          (820,000)       -         -
                       98        -         1,050,000        -         -
                       97        -            50,000        -         -


(1) Represents options granted pursuant to the Company's Nonqualified Stock Option Plans (820,000) in 1999, 1,050,000 in 1998 and 50,000 in 1997.



OPTION GRANTS, EXERCISES AND HOLDINGS

     The following table provides further information concerning grants of stock options pursuant to the Nonqualified Stock Option Plans during the fiscal 1999 year to the named executive officers:

                     OPTION GRANTS IN LAST FISCAL YEAR

                           Individual Grants
Name

Clark D. Stewart, Chief Executive Officer (1)

Number of Securities Underlying Options Granted (#):   180,000 (1,000,000)

Percent of Total Options Granted to Employees in Fiscal Year:  7.4%

Exercise or Base Price ($/Sh):  0.50

Expiration Date:  11/01/2008

Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term

    5%($): -0-
   10%($)  -0-

(1)  Except in the event of death or retirement for disability, if Mr.
     Stewart ceases to be employed by the Company, his option shall terminate. Upon death or retirement for disability, Mr. Stewart (or his representative) shall have three months or one year, respectively, following the date of death or retirement, as the case may be, in which to exercise such options. The option granted for 180,000 shares of Common Stock was granted on November 2, 1998 from the 1995 Stock Option Plan. All such options are immediately exercisable.


     The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the Company's last fiscal year:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FY-END OPTION VALUES


Name:  Clark D. Stewart, Chief Executive Officer

Shares Acquired on Exercise (#): -0-
Value Realized ($): -0-

Number of Securities Underlying Unexercised Options at FY-End (#)

Exercisable/Unexercisable: 1,400,000 / 0

Value of Unexercised In-the-Money Options at FY-End ($)

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

     During fiscal 1999, the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $90,643. William A. Griffith, who is a director for the Company, is a principal at Griffith & Associates. It is anticipated that Griffith & Associates will continue to provide services for the Company.

     During fiscal 1999, the Company paid consulting fees of approximately $61,120 to Mr. Logan for business consulting services. It is anticipated that Mr. Logan will continue to provide services for the Company. Mr. Logan was granted an option to purchase 500,000 shares of common stock at an exercise price of $0.50 per share on November 2, 1998. Mr. Logan exercised this option by agreeing to provide consulting services to the Company for an additional three years without receiving any further cash payments other than for out-of-pocket expenses. The cost of the consulting services are charged to various projects including advances under the Indian consulting agreements.

     During fiscal 1999, the consulting firm of Butler Financial Corporation was paid for business consulting services rendered to the Company in the approximate amount of $32,000. R. Warren Wagoner, who is a director for the Company, is a principal at Butler Financial Corporation. It is anticipated that Butler Financial Corporation will continue to provide services for the Company.

     During fiscal 1998, the Company filed Form-8 registration statements concerning the 1989, 1993-I, 1993-II, and 1995 Non-Qualified Stock Option Plans. The plans were amended to increase the number of shares authorized by 8,000,000; 4,500,000; 3,500,000; and 3,500,000 respectively. The expiration dates were also amended to reflect December 31, 2010 as the expiration date for all four plans. As a part of the amendment process all eligible outstanding options were canceled and reissued at the then current market price of $0.90.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, with respect to the Company's common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company's voting securities as of August 6, 1999.


Name and Address of Beneficial Owner:  Clark D. Stewart
                                       19920 West 161st Street
                                       Olathe, KS  66062

Amount and Nature of Beneficial Ownership (1):  2,159,425(2)

Percent of Class:  10.6%


(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2) Includes 1,400,000 shares which may be acquired by Mr. Stewart pursuant to the exercise of stock options which are exercisable.


   The following table sets forth, with respect to the Company's common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of April 30, 1999.



    Name of                      Amount and Nature of               Percent
Beneficial Owner               Beneficial Ownership (1)            of Class

Larry B. Franke                      220,600(6)                      1.1%
William A. Griffith                  258,700(5)                      1.3%
David B. Hayden                      272,500(7)                      1.3%
William E. Logan                     960,000(3)                      4.7%
Clark D. Stewart                   2,159,425(2)                     10.6%
R. Warren Wagoner                    600,000(4)                      3.0%


All Directors and Executive
  Officers as a Group
  (12 persons)                     5,212,304(8)                     25.7%


(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2) Includes 1,400,000 shares which may be acquired by Mr. Stewart pursuant to the exercise of stock options which are exercisable.
(3) Includes 410,000 shares which may be acquired by Mr. Logan pursuant to the exercise of stock options which are exercisable.
(4) Includes 500,000 shares which may be acquired by Mr. Wagoner pursuant to the exercise of stock options which are exercisable.
(5) Includes 108,000 shares which may be acquired by Mr. Griffith pursuant to the exercise of stock options which are exercisable.
(6) Includes 220,600 shares which may be acquired by Mr. Franke pursuant to the exercise of stock options which are exercisable.
(7) Includes 250,000 shares which may be acquired by Mr. Hayden pursuant to the exercise of stock options which are exercisable.
(8) Includes 3,697,700 shares for all directors and executive officers as a group, which may be acquired pursuant to the exercise of stock options which are exercisable.



Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 See Item 11, Executive Compensation 22-23. During fiscal 1996, the President and CEO, Clark D. Stewart, exercised his option to purchase 400,000 shares of the Company's common stock under the terms of the 1989 Nonqualified Stock Option Plan through a loan by the Company. During fiscal 1997, Mr. Stewart delivered to the Company 125,000 shares of common stock as security valued at $250,000 to the Company and made cash reductions, a total of $277,265, on the loan. The shares were purchased at prices ranging from $.70 to $1.00 per share. The largest aggregate amount of indebtedness outstanding was $359,027 during fiscal 1996. There was not an amount outstanding at April 30, 1999 and the amount outstanding at August 6, 1999 is zero. Interest was charged on the outstanding balance at the prime rate until paid.

                              PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)     Documents Filed As Part of Form 10-K Report.

 (1)     Financial Statements:

         Description                                                  Page No.


         Consolidated Balance Sheet as of April 30, 1999 and 1998          34

         Consolidated Statements of Operations for the years ended
         April 30, 1999, 1998 and 1997                                     35

         Consolidated Statements of Shareholders' Equity
         for the years ended April 30, 1999, 1998 and 1997              36-38

         Consolidated Statements of Cash Flows for
         the years ended April 30, 1999, 1998 and 1997                     39

         Notes to Consolidated Financial Statements                     40-54


        (2)   Financial Statement Schedules:

              Schedule   Description                                  Page No.

                 II.     Valuation and Qualifying Accounts
                         and Reserves for the years ended
                         April 30, 1999, 1998 and 1997                     54

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

            27.1       Financial Data Schedule (EDGAR version only)        *
                       Filed herewith

            99         Cautionary Statement for Purpose of the "Safe       57
                       Harbor" Provisions of the Private Securities Reform Act of 1995.

              *     Incorporated by reference
              **    Relates to executive officer employment compensation

            (b)        Reports On Form 8-K.
                       Change in Registrant's Certifying Accountant        *
                       is incorporated by reference to the Company's
                       Form 8-K filed on September 16, 1998

                       Change in Registrant's Certifying Accountant is     *
                       incorporated by reference to the Company's
                       Form 8-K filed on March 3, 1999

                       Change in Registrant's Certifying Accountant is     *
                       incorporated by reference to the Company's
                       Form 8-K filed on August 10, 1999

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

August 15, 1999
                                                   BUTLER NATIONAL CORPORATION


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

Signature                 Title                                    Date


/s/ Clark D. Stewart      President, Chief                     August 15, 1999
    Clark D. Stewart      Executive Officer
                          and Director (Principal
                          Executive Officer)

/s/ R. Warren Wagoner     Chairman of the Board                August 15, 1999
    R. Warren Wagoner     and Director


/s/ William A. Griffith   Director                             August 15, 1999
    William A. Griffith


/s/ William E. Logan      Director                             August 15, 1999
    William E. Logan


/s/ David B. Hayden       Director                             August 15, 1999
    David B. Hayden


/s/ Robert E. Leisure     Chief Financial Officer              August 15, 1999
    Robert E. Leisure

                             ANNUAL REPORT ON FORM 10-K

                              ITEM 14(a) (1) AND (2) --
                     LIST OF FINANCIAL STATEMENT STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                      AND
                    ITEM 14(d) FINANCIAL STATEMENT SCHEDULES

                   Years Ended April 30, 1999, 1998 and 1997
                                   (UNAUDITED)
                           BUTLER NATIONAL CORPORATION

                                 Olathe, Kansas

                          INDEPENDENT PUBLIC ACCOUNTANTS

         The accompanying consolidated balance sheets of Butler National Corporation (a Delaware Corporation) and subsidiaries as of April 30, 1999 and the related consolidated statements of income, shareholders equity, and cash flow for the year ended April 30, 1999 has not been audited (unaudited) by independent public accountants.

         As reported in Form 8-K, dated August 10, 1999, the independent public accountants engaged to audit the fiscal year 1999 resigned. The Company is in the process of selecting another independent public accountant.



                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                      as of April 30, 1999 and 1998

ASSETS (Notes 1 and 3)                              1999               1998
                                                  (unaudited)


Current Assets:

    Cash                                   $       164,923          $  160,598
     Accounts receivable, net of allowance
       for doubtful accounts of $68,886 in
       1999 and $78,736 in 1998                    451,334             482,888
     Note receivable                               647,285             491,733
     Contracts in process                          405,937             551,610
     Inventories (Note 1):
         Raw materials                           1,216,098           1,039,324
         Work in process                           333,399              76,073
         Finished goods                             68,310              55,939
                                                 1,617,807           1,171,336

     Prepaid expenses and other current
       assets                                       72,634              37,880
         Total current assets                    3,359,920           2,896,045

     Note receivable                             2,730,708           1,770,714
     Supplemental  type certificates (Note 1)    1,392,611           1,456,249


Property, Plant and Equipment (Note 1):

     Land and Building                             673,878             639,130
     Machinery and equipment                     1,198,541             973,504
     Office furniture and fixtures                 585,968             632,617
     Leasehold improvements                         33,959              33,958
               Total cost                        2,492,346           2,279,209


     Accumulated depreciation                   (1,275,145)         (1,060,705)
                                                 1,217,201           1,218,504

     Noncurrent assets of discontinued
       operations (Note 3)                           -                   -


Other Assets (Note 1)
     Deferred costs of Indian gaming             2,162,120           1,277,724
     Aircraft and aircraft parts (Note 1)          460,281           2,056,281
     Other assets                                   91,910             124,139
               Total other assets                2,714,311           3,458,144

     Total assets                              $11,414,751         $10,799,656



LIABILITIES AND SHAREHOLDERS' EQUITY (Note 2)      1999                1998
                                                (unaudited)
Current Liabilities:
     Bank overdraft payable (Note 1)           $  119,942             $193,205
     Promissory notes payable (Note 2)            471,575              695,718
     Current maturities of long-term
       debt (Notes 2)                             571,345               17,968
     Accounts payable                             715,840              477,098
     Customer Deposits                            582,314              530,275
     Accrued liabilities -
          Compensation and
          compensated absences                     99,190              134,343
          Other                                   199,851              227,896
               Total current liabilities        2,760,057            2,276,503

Long-Term Debt, net of current
   maturities (Note 2)                          2,105,596            1,972,293
Convertible debentures (Note 4)                   650,000              650,000
Other liabilities                                 769,319                 -
               Total liabilities                6,284,972            4,898,796
Commitments and contingencies
  (Notes 7 and 8)

Liabilities of discontinued
  operations (Note 3)                                -                  39,000
Shareholders' equity (Notes 1, 3, and 4):
   Preferred stock, par value $5:
    Authorized, 200,000 shares, all
    classes $1,000 Class B, 6%,
    cumulative if earned, liquidation
    and redemption value $1000,
    issued and outstanding, 1,500
    shares in 1998,                                  -                    -
    $1,000 Class B, 6%, cumulative
    if earned, liquidation and
    redemption value $1,000, issued
    and outstanding, 693 shares in 1999           313,603              506,834

  Common stock, par value $.01:
   Authorized, 40,000,000 shares
   Issued and outstanding 15,387,087 shares       153,871              116,730
   in 1999 and 11,673,069 in 1998,
   Common stock warrants                            8,807                8,807
   Capital contributed in excess of par         8,282,731            7,232,155
  Note receivable from officer arising
   from stock purchase agreement                     -                 (37,647)
  Unearned service contracts                     (434,376)            (286,823)
  Treasury stock, at cost (No
   preferred in 1999 and 1998                  (1,537,240)          (1,537,240)
   & 775,000 and 775,000 common in 1999
   and 1998)
  Retained deficit                             (1,657,617)            (140,956)
    (Deficit of $11,938,813 eliminated
     October 31, 1992)
Total shareholders' equity                      5,129,779            5,861,860

Total liabilities and shareholders' equity    $11,414,751          $10,799,656



The accompanying notes are an integral part of these balance sheets.



                    BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                  for the years ended April 30, 1999, 1998 and 1997


                                          1999          1998         1997
                                      (unaudited)


Net Sales                              $6,631,355     $5,456,106    $4,061,775
Cost of Sales                           5,107,934      3,157,656     2,351,159

                                        1,523,421      2,298,450     1,710,616


Selling, general and
  administrative expenses               1,421,764      1,648,178     1,416,858

     Operating income (loss)              101,657        650,272       293,758

Other income (expense):

     Interest expense                   (237,129)      (255,004)      (282,534)

     Interest revenue                    201,928          3,584         25,428

     Other expense                      (116,726)        15,540       (232,869)

          Other expense                 (151,927)      (235,880)      (489,975)


Income (loss) from continuing
 operations before taxes                 (50,270)       414,392       (196,217)

Provision for income taxes                   -          164,380          3,416

Income (loss) from continuing
  operations                             (50,270)       250,012       (199,633)

Discontinued Operations:

    Income (loss) from discontinued
    operations, net of taxes          (1,412,402)      (148,316)       365,325

    Loss on discontinued operations,
     net of taxes                                       (23,965)           -

             Net Income (Loss)      $ (1,462,672)     $  77,731     $  165,692


Basic earnings (loss) per common
  share (Note 1)

    Continuing operations             $    (0.00)    $   0.03       $    (0.02)

    Discontinued operations                (0.12)       (0.02)            0.04

                                      $    (0.12)    $   0.01       $     0.02


    Shares used in per share
     calculation                      11,845,875    9,418,330        9,411,168



  Diluted earnings (loss) per
    common share (Note 1)

    Continuing operations             $     0.00     $   0.02       $    (0.02)

    Discontinued operations                (0.08)       (0.01)            0.04

                                      $    (0.08)    $   0.01       $     0.02

    Shares used in per share
     calculation                      17,217,875   10,436,549        9,411,168



          The accompanying notes are an integral part of these statements.

                      BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              for the years ended April 30, 1999(unaudited), 1998, and 1997


                                                                    Note
                                                       Capital      Receivable
                                 Capital               Contributed  Arising
                                 Contributed           In Excess    From Stock
                     Preferred   In Excess    Common   of Par       Purchase
                     Stock       of Par       Stock    and Warrants Agreement


Balance, April 30,
1996                 $100,000   $1,900,000   $92,809  $5,275,438   $ (359,027)

Note Receivable
arising from stock
purchase agreement
(Note 9)                                                              (43,416)

Reduction in note
receivable arising
from stock purchase
agreement (Note 9)                                                    320,681

Acquisition of
treasury stock
(Note 9)

Exercise of stock
options (Note 6)                                 120     23,645

Issuance of stock -
other (Note 1)                                              100

Issuance of stock -
private offering                               2,313    435,242

Unearned service
contracts

Amortization of
unearned service
contracts

Utilization of net
operating losses
(Note 5)

Net income

Other


Balance,April
30, 1997            $100,000   $1,900,000    $95,242   $5,734,425   $ (81,762)


Reduction in note
receivable arising
from stock purchase
agreement (note 9)                                                     44,115

Acquisition of
treasury stock
(Note 9)

Retirement of
treasury stock       100,000   (1,900,000)

Exercise of stock
warrants (Note 6)                              1,135      89,765

Issuance of stock-
other (Note 1)                                 2,970     227,308

Issuance of stock-
private offering      7,500     1,308,459      6,417      391,306

Conversions to
common stock         (1,900)     (807,225)    10,967      798,158

Unearned service
contracts

Amortization of
unearned service
contracts

Utilization of net
operating losses
(Note 5)

Net Income

Balance, April
30, 1998           $    5,600  $  501,234  $ 116,731  $ 7,240,962  $  (37,647)

Reduction in
note receivable
arising from
stock purchase
agreement (Note 9)                                                     37,647

Acquisition of
treasury stock
(Note 9)

Retirement of
treasury stock

Exercise of stock
warrants (Note 6)

Issuance of stock-
other (Note 1)                              24,560      869,926

Issuance of stock-
private offering

Conversions to
common stock           (2,135)    (191,096) 12,580      180,650

Unearned service
contracts

Amortization of
unearned service
contracts

Utilization of net
operating losses
(Note 5)

Net Income

Balance, April
30, 1999            $  3,465  $  310,138  $ 153,871  $ 8,291,538   $ -0-


                  Unearned      Treasury    Treasury    Retained  Total
                  Service        Stock       Stock      Earnings  Shareholders'
                  Contracts     (Preferred) (Common)    (Deficit) Equity

Balance, April
30, 1996           $(276,771)   $(2,000,00)  $ (87,240)  $(533,247) $4,111,962

Note Receivable
arising from
stock purchase
agreement (Note 9)                                                     (43,416)

Reduction in note
receivable arising
from stock
purchase agreement
(Note 9)                                                               320,681

Acquisition of
treasury stock
(Note 9)                                      (250,000)               (250,000)

Exercise of
stock options
(Note 6)                                                                23,765

Issuance of
stock-other
(Note 1)                                                                   100

Issuance of stock
private offering                                                       437,555

Unearned service
contracts           (53,125)                                           (53,125)

Amortization of
unearned service
contracts            66,458                                             66,458

Utilization of
net operating
losses (Note 5)                                             120,357    120,357

Net Income                                                  165,692    165,692

Other                                                       (27,775)   (27,775)

Balance, April
30, 1997          $(263,438)  $(2,000,000)  $ (337,240)  $(274,973) $4,872,254


Reduction in
note receivable
arising from
stock purchase
agreement (Note 9)                                                      44,115

Acquisition of
treasury stock
(Note 9)                                    (1,200,000)             (1,200,000)

Retirement of
treasury stock                 2,000,000                                  -0-

Exercise of stock
warrants (Note 6)                                                       90,900

Issuance of stock-
other (Note 1)                                                         230,278

Issuance of stock-
private offering                                                     1,713,682

Conversions to
common stock                                                              -0-

Unearned service
contracts            (101,250)                                        (101,250)

Amortization of
unearned servce
contracts              77,864                                           77,864

Utilization of
net operating
losses (Note 5)                                             56,287      56,287

Net income                                                  77,731      77,731

Balance, April
30, 1998           $ (286,824)  $ -0-     $(1,537,240)  $(140,955) $ 5,861,861

Reduction in
note receivable
arising from
stock purchase
agreement (Note 9)                                                      37,647

Acquisition of
treasury stock
(Note 9)                                                                   -0-

Retirement of
treasury stock                                                             -0-

Exercise of
stock warrants
(Note 6)                                                                   -0-

Issuance of stock
other (Note 1)                                                         894,486

Issuance of stock-
private offering                                                           -0-

Conversions to
common stock                                               (53,990)    (53,991)

Unearned service
contracts            (300,000)                                        (300,000)

Amortization of
unearned service
contracts             152,448                                          152,448

Utilization of
net operating
losses (note 5)                                                            -0-

Net Income                                             (1,462,672)  (1,462,672)

Balance, April
30, 1999            $(434,376)  $ -0-    $(1,537,240)  $(1,657,617) $5,129,779


            The accompanying notes are an integral part of these statements.




                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended April 30, 1999, 1998 and 1997

                                         (unaudited)
                                            1999          1998        1997


Cash flows from operating activities:

Net income
 Adjustments to reconcile income to
  net cash used in operations:         $(1,462,672)     $77,731       $165,692

    Deferred income taxes                     -          56,287           -
    Depreciation                           214,440      147,229         71,731
    Amortization of intangible assets      167,315      408,106         52,872
    Gain on retirement of fixed assets        -            -               -
    Provision for uncollectible accounts      -            -           (13,146)
    Provision for obsolete inventories        -            -            12,491
    Amortization of service contracts      152,449      (23,385)        13,333

Changes in assets and liabilities:

    Accounts receivable                     31,553     (241,442)       (39,020)
    Contracts in process                   145,673      572,063       (267,137)
    Inventories                           (446,471)    (237,621)      (180,174)
    Prepaid expenses and other
     current assets                        (34,753)      83,152        (62,584)
    Supplemental Type Certificates         (63,638)    (499,454)      (814,474)
    Other assets                         1,628,228      120,135       (133,091)
    Accounts payable                       238,742       67,481       (308,723)
    Customer deposits                       52,039     (989,760)       993,628
    Settlement Agreement                      -         (72,000)          -
    Accrued liabilities                    667,820      (69,108)       138,209
    Note receivable                     (1,115,546)      62,550           -
    Notes payable                          685,982         -              -
      Total adjustments                  2,323,833     (615,767)      (536,085)
     Cash used in operations               861,161     (104,991)    (1,222,944)


Cash flows from investing activities:
   Capital expenditures, net              (213,136)    (681,336)      (444,738)
   Deferred costs of Indian Gaming        (884,396)  (1,812,628)      (397,870)
   Aircraft and aircraft parts                -            -             8,268
     Cash used in investing activities  (1,097,532)  (1,850,937)    (1,686,891)

Cash flows from financing activities:
   Net borrowings under
     promissory notes                     (224,143)     312,975         81,309
   Proceeds from long-term debt          2,068,495      502,603      1,411,466
   Repayments of long-term debt
    and lease obligations               (1,723,598)    (103,745)       (94,162)
   Repayment of officer note                  -          44,115         27,265
   Issue class B convertible preferred        -       1,315,959           -
   Stock issuance for conversions
     and other                                -         268,903        261,119
   Bank overdraft payable                  119,942         -              -
   Stock issuance Woodson purchase            -            -           200,000
     Cash provided by (used in)
       financing activities                240,696    2,340,810      1,886,997

Net increase (decrease) in cash              4,325      (48,163)      (170,287)

Cash, beginning of period                  160,598      208,761        379,048

Cash, end of period                        164,923      160,598        208,761

Supplemental disclosures of cash
  flow information:

  Interest paid                            237,128      254,202        215,867
  Income taxes paid                           -          16,741         27,775


        The accompanying notes are an integral part of these statements.

                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 1999
                               (Unaudited)

1.Significant Accounting Policies:

  The following is a summary of significant accounting policies:

  a. Consolidation Policy: The accompanying consolidated financial statements includes the accounts of Butler National Corporation ("BNC") and its wholly-owned subsidiaries, Cansas International Corporation, Butler National Engineers, Inc., Butler National Services, Inc., Butler Temporary Services, Inc., Butler National Service Corporation, Butler National, Inc., Woodson Avionics, Inc. (collectively, "The Company"). Cansas International Corporation and Butler National Engineers, Inc., were inactive during the years ended April 30, 1999, 1998 and 1997. All significant intercompany transactions have been eliminated in consolidation.

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

 e. Indian Gaming: The Company currently is deferring the net receivable costs associated with advances to the Indian tribes under various consulting and management agreements related to the potential start-up of Indian gaming. These costs represent advances for land, land improvements, engineering and architectural fees associated with the improvements and are as such actual hard costs for fixed assets, land and roads and buildings. The realization of these receivables is predicated on the ability of the Company and their Indian gaming clients to successfully open and operate the proposed casinos. As these establishments are opened, the advances are repaid or converted to notes receivable. Currently there is no assurance that the Tribes and the Company will be successful. The inability of the Company to recover these deferred costs could have a material adverse effect on the Company's business and results of operations.

     As a part of the Management Contract approved by the NIGC on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"); the Company agreed to replace the advances receivable under the consulting agreement with a loan to the Tribes of $3,500,000 at 2% over prime, to be repaid over five years, for the repayments of prior advances,and for the construction and operation of the Stables gaming establishment. At April 30, 1999, the Company had advanced $3,500,000 to the Tribes under the contract and reported $647,285 current note receivable and $2,730,708 long-term note receivable. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building.

     The Company has advanced a total of $6,486,000 under the various consulting agreements. After the application of a reserve for collectibility, the net receivable amounts are approximately
     $5,540,113 and $3,353,000 at April 30, 1999 and April 30, 1998,
     respectively. These costs are reported as notes receivable of $3,377,993 and $2,074,797 and as deferred costs of $2,162,120 and $1,277,724 respectively in 1999 and 1998. In the opinion of management, these costs will be recoverable through the gaming activities or, in the event the Company is unsuccessful in establishing such operations, these costs will be recovered through the liquidation of the associated assets. These costs include the following advances:

     A prepayment for the Tribes of $242,500 for construction services to be rendered. This prepayment was funded with 60,000 shares of the Company's common stock, issued in the fiscal year 1994, and an additional 40,000 shares in fiscal year 1995.

     Payments for the Tribes of $87,622 for architectural and engineering services. These payments were also funded with stock issuances of 29,715 shares in fiscal year 1995. Payments of $50,000 for equipment, funded with stock issuances of 20,000 shares in fiscal 1994.

     Cash payments of approximately $1,813,000, $186,000 and $172,000 in 1998, 1997, and 1996, respectively, for architectural, engineering and construction services.

     Cash advances to the Tribes of $190,000, in fiscal 1995, which the Tribes used for the acquisition of land.

     Acquisition of land and land improvements by the Company for the Tribes in the amount of $203,000 in fiscal 1997.

     Net construction advances of $884,396 during fiscal 1999 and $1,813,106 during fiscal 1998.

f. Other Assets: Supplemental Type Certificates ("STC's") are authorization granted by the Federal Aviation Administration for the modification of a Type Certificated aircraft. The STC is a tool required for each aircraft modified and authorizes the Company to build the required parts and assemblies and to perform the installations on applicable customer-owned aircraft. The Company has acquired and is currently in the process of refurbishing an aircraft at their Aircraft Modification facility. The book value of this plane is $315,000 which includes the original cost of the plane plus parts, labor and overhead incurred during the refurbishment. The estimated market value of the aircraft is in excess of $350,000. The plane is currently being used in the support of the FAA approval of various Learjet Supplement Type Certificates. At this time, the Company has not determined if this plane will be retained for corporate use or sold and as such continues to classify the plane as other assets.

    During fiscal year 1995, the Company completed the refurbishment of another aircraft and exchanged that aircraft which had been classified in other assets in the prior year, for Lear inventory parts. The book value of this aircraft was approximately $240,000. The Lear parts have been classified as other assets in the current year are valued at $145,281.

    During fiscal year 1996, the Company acquired a Lear 35 valued at approximately $1,500,000 which was also recorded in other assets on the Balance Sheet. This aircraft was used in the support of the FAA approval of various Learjet Supplemental Type Certificates.

    Recovery of these STC costs will be obtained through future modification orders on aircraft in which the asset will be amortized against the orders. Each aircraft receives a charge for the use of the STC tool and the STC certificate included with each aircraft's documentation. The charge to cost of sales for the use of the STC tooling and certificates was approximately $168,000, $408,000 and $124,000 for 1999, 1998 and 1997
    respectively. The Company expects that future orders will fully recover the current costs. However, uncertainty exists as to the ability of the Company to gain future orders. Failure to gain these orders and subsequently recover the asset costs could have a materially adverse impact on the company's financial position and operations.

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

 i. Revenue Recognition: The Company performs aircraft modifications under fixed-price contracts. When the price is in excess of $100,000 revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. At April 30, 1999, there were two major contracts in process. The Company recognizes revenue for its other segments on product sales during the period in which title passes to the purchaser.

 j. Income Per Share: Income per (common and common equivalent) share is based on the weighted average number of common shares outstanding during the year. Stock options are included as common stock equivalents in 1999 or 1998, since they are dilutive. Stock options, convertible preferred, and convertible debentures have been considered in the dilutive earnings per share calculation (Note 10). Warrants are not included in any period as they are anti-dilutive.


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

 l. Non-Cash Transactions:

    During the year ended April 30, 1999, the Company issued 3,714,018 shares of stock valued at $931,300 in various non-cash transactions. Six hundred thousand shares valued at $300,000 were issued for services to be rendered in the future; 264,124 shares valued at $107,300 were issued as the Company match to the employee 401-K plan; vendors accepted 1,489,486 shares as payment for $372,400 of services rendered and 1,360,408 shares were issued under the exchange provisions of the convertible and preferred debentures for $151,600 in face value plus interest.

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

  m. Unearned Service Contracts: During fiscal 1999, the Company issued 600,000 shares of common stock for services valued at $300,000 to be performed in the future. The unearned portion of these service contracts is being amortized over the service period, (generally 12-60 months) and is reflected as a reduction in equity until such time as the services are rendered.

     In fiscal 1998 and 1997, the Company issued 193,000 and 250,000 shares of common stock respectively at a value of $101,250 and $53,125 respectively for professional services to be provided in the future.


Future amortization of unearned service contracts is as follows:

                         Year Ending
                           April 30,          Amount

                             2000            175,105

                             2001            149,584

                             2002             89,167

                             2003             12,550

                             2004              7,968

                             2005                -


                             Total           434,374



  n. Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.



2.   Debt:
     Principal amounts of debt at April 30, 1999 and 1998, consist of the following:

     Promissory Notes:                                    1999          1998

                 Interest at prime plus 2%            $ 82,000       $ 118,000
                 (9.75% at April 30, 1999), due
                 August 25, 1999, collateralized
                 by a first or second position on
                 all assets of the Company


                 Interest at prime plus 2%             389,574         577,718
                 (9.75% at April 30, 1999), due
                 August 25, 1999, collateralized
                 by a first or second position on
                 all assets of the Company

        Total Promissory Notes                        $471,574        $695,718


        Other Notes Payable:

                 Note Payable for Lear 23,
                  Interest                            $239,051      $1,497,124
                 at prime plus 2%, (9.75% at April
                 30, 1999), due May 24, 2004
                 collateralized by Aircraft Security
                 Agreement dated November 3, 1998


                 Note payable for Indian Gaming,     1,607,641           -
                 interest at prime plus 2% (9.75%
                 at April 30, 1999), due August 1,
                 2003


                 Note payable for building, interest   388,291         398,813
                 at prime plus 1%, 9.5% at April 30,
                 1999, due March 1, 2001
                 collateralized by real estate.


                 Note payable for repayment of advance  187,000           -
                 of November 1, 1996,
                 interest at prime plus 2% (9.75%
                 at April 30, 1999 collateralized
                 by a first and second position on
                 all assets of the Company.


                 Other Notes Payable                    254,958        178,725
                                                      2,676,941      1,990,261
                 Less: Current maturities               571,345         17,968
                                                     $2,105,596     $1,972,293




Maturities of long-term debt (excluding Promissory notes) over the next five years are as follows:

                           Year Ending
                            April 30,               Amount

                              2000                 571,345
                              2001                 979,538
                              2002                 519,947
                              2003                 535,084
                              2004                  71,027

The Company has promissory notes in which it may borrow a maximum of $500,000. The notes mature August 25, 1999. At April 30, 1999, the Company had borrowed $471,574 on the notes. The weighted average interest rates were 10.25% for the years ended 1999 and 1998 respectively.

3. Discontinued Operations.

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

   The individuals who sold RF, Inc. to the Company had sought for some time to reacquire from the Company the ownership of RF, Inc. The individual (the "Employee") filed a lawsuit against the Company seeking to rescind the sale of RF, Inc. stock and for damages. The Company and the Employee reached an agreement to settle and release all claims and counterclaims effective April 30, 1997, ("Release Agreement"). The Employee dismissed the lawsuit with prejudice. In addition to the releases, under the terms of the agreement, the Company received, on June 26, 1997, 600,000 shares of the Company's common stock and a commitment for certain payments over the next three years. The Company released the Employee from the terms of his employment contract and the April 24, 1994 Stock Purchase Agreement, including his agreement not to compete with the Company in the food distribution industry. The Company recorded a net gain of $432,989 (principally noncash) in the first quarter of 1998 for this transaction after consideration of $1,078,544 of costs associated with the claims, counter-claims and settlement. The stock was valued at $2.00 per share on the closing date of this transaction April 30, 1998. Payment was secured, therefore none of the gain was deferred. Full payment was received during fiscal 1999.

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

   On January 7, 1998, the chicken supplier filed suit to collect approximately $44,000 remaining unpaid for the late shipment. An attachment order was issued which stopped shipment of all RF, Inc. products. The attachment order effectively eliminated the ability of RF, Inc. to respond to the needs of its customers. By February 1, 1998, because it was slow, expensive, and sometimes not possible to have product released to fill orders and because the actions of the chicken supplier had created a feeling of doom in the industry regarding RF, Inc., all the personnel at RF, Inc. were terminated. Some personnel were called back to assist with liquidation of the inventory.

   On March 27, 1998, the chicken supplier and two transportation companies filed a petition for involuntary bankruptcy against RF, Inc. On May 12, 1998, the court determined that RF, Inc. was bankrupt and a trustee was appointed on June 11, 1998. All the assets of RF, Inc. were pledged as security for the bank line of credit.

   After Industrial State Bank obtained control of all the assets of RF, Inc., the Company needed to cooperate in the collection of accounts receivable through a law firm, the liquidation of the inventory and to purchase the fixed assets, primarily office equipment, from the bank. The RF, Inc.
   bank debt was approximately $637,000, plus interest and legal collection costs. The Company believes that an orderly liquidation of the assets at retail and the purchase of the fixed assets should allow the bank to recover substantially the amount due on the bank line of credit. Unsecured creditor claims, less the claims of the three unsecured creditors filing the involuntary bankruptcy petition, the bank claims and the Company claims, were expected to be approximately $200,000.

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

   On September 28, 1998, the RFI bankruptcy trustee filed an action alleging a number of claims against the Company and its officers including a claim for repayment of preferential payments to the bankruptcy estate. This lawsuit was settled on July 26, 1999, by the payment of $250,000 to the court.

   As a result aggressive liquidation of the RFI inventory and the collection of RFI accounts receivable were blocked by lawsuits from December 1997 through July 1999. The realizable value of the assets was significantly reduced during the time. The new judge determined that RFI was not solvent at April 30, 1997, and therefore, that the Company was liable to the RFI estate for $430,000 in preferential payments made to the Company in fiscal 1998. Management believed that RFI was in the best financial condition since acquisition in 1994 on April 30, 1997. However, the judge did not accept the annual audit of the independent public accountant as of that date making the insolvency decision for lack of an affidavit at the hearing of a motion for summary judgment.

   Approximately nine months of management's time during fiscal year 1999 was focused on the resolution of the RFI bankruptcy matter. This was very expensive to the Company in terms of management time, professional fees and the diversion of management's attention away from the daily operation of the core businesses as well as the analysis of business opportunities related to the core businesses. The cost of this related time and expenses was approximately $800,000.

   We reconsidered our position after the bankruptcy judge determined that RFI was not solvent at April 30, 1997, and that the Company was liable to the RFI estate for $430,000 in preferential payments made to the Company in fiscal 1998. Although management of the Company strongly disagreed with the judge's ruling, the Company had already expended professional fees of approximately $380,000, and considerable corporate payroll and other expenses directly related to the RFI matter. Therefore, continued appeals of this matter were not in the best interest of our shareholders. As a result, the Company settled with the Trustee by paying $250,000 to the Court.

   Because the Company guaranteed the RFI debt to the bank, it assumed an additional liability of $908,209 , paid $250,000 in preferential payments to the RFI estate, expended professional fees of $380,000 directly related to the RFI matter, allocated $120,017 of direct corporate expense to the support of the matter and have reserved for future costs an additional $189,000 before the remaining assets disposed of and the matter is closed. The Company does not expect to recover a material amount from the disposal of the assets and have expensed approximately $2,200,000, related to the closing of RFI. The Company believes that all approved claims against RFI will be paid in full through the Trustee.

   Valu Foods, Inc., dba Valu Foods : On April 14, 1998, the Company discontinued the operation of its retail food store, a wholly owned subsidiary , Valu Foods, Inc., a Kansas corporation. This retail operation is being liquidated and the Company does not plan any future operations in the retail food industry.

   The Company formed Valu Foods, Inc. to market test the concept of selling frozen food overruns, seconds, and other discounted products to the rural market. A retail store owned by an individual in a rural Kansas community had been operating since September 1996 market testing these lines of products. In August 1997, the Company opened a retail store in the Kansas City area to market test products packaged under the registered trade name, Valu Foods and other products. Store sales were as expected at the opening and continued to grow through the fall of 1997. The test project was discontinued when the Company discontinued the operation of the wholesale food Distribution segment. The Company plans to liquidate the Valu Foods, Inc. assets in the ordinary course of business and the store will close the sooner of the completion of the inventory liquidation or on January 31, 1999, when the lease expires. The fiscal 1998 loss on discontinued operations is approximately $23,965 (net of tax). The loss includes anticipated legal costs, rental costs and payroll.

   As of April 30, 1998, the operations of Valu Foods, Inc. was discontinued due to the planned closing of the wholly owned subsidiary. The entire investment in Valu Foods, Inc. was written-off through the current year loss from discontinued operations. The assets and liabilities of Valu Foods, Inc. at April 30, 1998, were comprised of property, plant and equipment including leasehold improvements of $332,953 and inventory $24,779. The revenues associated with Valu Foods, Inc. for the year ended 1998 was $143,550.

   As of April 30, 1999 all operations at Valu Foods, Inc. had ceasedand the subsidiary had no assets.

 4.Stock Transactions:

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

   On December 16, 1997, the Company completed a private placement which was executed in reliance upon the exemption from registration afforded by Regulation S as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, (see Page 36 "Consolidated Statements of Shareholders' Equity for the Years ended April 30, 1999, 1998, and 1997 beginning and ending balances that carry forward to the balance sheet)as amended. The Company issued Series B 6% Convertible Preferred Stock in the amount of $1,500,000. The securities were not publicly offered. The securities were sold to accredited investors. The investors were not U.S. persons. Net proceeds of the offering were $1,315,959, after deducting legal, accounting, wire transfer and consulting expenses of the offering. The terms of conversion allow the holder, at its option, at any time commencing 45 days after issue to convert the preferred stock into shares of the Company's Common Stock, $0.01 par value per share, at a conversion price for each share of common stock equal to 70% of the 5 day average closing bid for the five days prior to closing. The shares are subject to a mandatory, 24 month conversion feature at the end of which all shares outstanding will be automatically converted. Accounting for the beneficial conversion feature is done with a reduction in Preferred Stock and an increase in capital stock in excess of par. The calculation of the amount of capital stock of paid in excess of par is divided by the dollar amount of conversion by the current market price per the terms of the agreement to determine the number of shares. The shares are then recorded by distributing the total dollar amount between the paid in excess of par and the capital contributed in excess of par.

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

5. Income Taxes:
   Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and
   liabilities given the provision of the enacted tax laws.   The Company
   has net operating loss carryforwards and cumulative temporary differences which would result in the recognition of net deferred tax assets. A valuation allowance has been provided which reduces the net deferred tax asset to zero. At April 30, 1999, the Company had approximately $5.3 million of net operating losses which expire in 2002 to 2014.

   The tax benefit of net operating losses generated prior to the Quasi reorganization and utilized after the reorganization are reflected as additions to capital contributed in excess of par.


The deferred taxes are comprised of the following components:



Current Deferred Taxes             04/30/99          4/30/98


Current Assets                 $    380,350     $    416,843
Current Liabilities                (463,210)        (463,210)
Total Current Deferred Taxes         82,860           46,367

Noncurrent Deferred Taxes


Noncurrent Assets                 2,967,054       2,349,958
Noncurrent Liabilities             (374,112)       (297,012)
Total Noncurrent Deferred Taxes   2,592,972       2,052,946


Total Deferred Taxes              2,006,579       2,006,579
Less: Valuation Allowance        (2,510,112)     (2,006,579)
Total Deferred Taxes, Net       $   503,533     $         0

  The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:


                                  4/30/99           4/30/98

Accounts Receivable Reserve        27,308           30,352

Inventory Reserve                 309,285          309,285

Net Operating Loss              2,063,249        1,793,073

Discontinued Operations Accrual   346,950             -

Depreciation                     (392,532)        (283,314)

Gaming                            570,865          519,934

Release Agreement Costs          (462,600)        (462,600)

Other                              46,987           99,849

Net Deferred Tax Items         $2,510,112       $2,006,579


  A reconciliation of the provision for income taxes to the statutory federal rate is as follows:



                                       1999         1998         1997

Statutory Federal Income Tax Rate      34.0%       34.0%        34.0%

Less:  Permanent differences

       Nondeductible expenses           1.0         7.5          1.7
       State taxes                      5.0         0.5          6.3
  Effective Tax Rate                   40.0%       42.0%        42.0%

6.Stock Options and Incentive Plans:

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


                                          1999          1998           1997

           Dividend Yield                  0%             0%            0%
           Expected Stock Volatility      98%            98%          101%
           Risk Free Interest Rate      6.07%          6.07%         6.79%
           Expected Option Lives     10 years       10 years      10 years
           Fair Value of Options    $     .77      $    1.06     $    1.67
           Pro Forma Expense        $     -        $ 565,000     $     -
           Basic EPS effect         $     -        $    0.06     $     -


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


                                    4/30/99          4/30/98         4/30/97


1989 Nonqualified Option Plan
Beginning Balance - options
 outstanding                         100,000         100,000         100,000
Options granted                         -            100,000            -
Canceled/Forfeited                      -            100,000            -
Exercised                               -               -               -
Ending Balance - options
 outstanding                         100,000         100,000         100,000
Exercise Price Ranges                 $ 0.90          $ 0.90         $2.3125
Shares available for grants        8,000,000       8,000,000            -
Price range of options exercised        -               -               -


1993 Nonqualified Option Plan I
Beginning Balance - options
 outstanding                         257,500         290,500         295,500
Options granted                         -            247,500            -
Canceled/Forfeited                     1,000         280,500           5,000
Exercised                               -               -               -
Ending Balance - options
 outstanding                         256,500         257,500         290,500
Exercise Price Ranges             $0.90 to 2.50  $0.90 to 2.50   $2.50 to 3.00
Shares available for grants        4,726,500       4,725,500         130,500
Price range of options exercised        -               -               -

1993 Nonqualified Option Plan II
Beginning Balance - options
 outstanding                       1,417,300       1,444,400       1,457,564
Options granted                         -          1,275,300            -
Canceled/Forfeited                    65,500       1,302,400          13,164
Exercised                               -               -               -
Ending Balance - options
 outstanding                       1,351,800       1,417,300       1,444,400
Exercise Price Ranges             $0.90 to 2.50  $0.90 to 2.50  $2.3125 to 3.00
Shares available for grants        3,639,100       3,573,600          18,400
Price range of options exercised        -               -                -

1995 Nonqualified Option Plan
Beginning Balance - options
 outstanding                       4,601,000       1,323,000         696,000
Options granted                    2,418,000       4,601,000         772,000
Canceled/Forfeited                 2,448,000       1,323,000         133,000
Exercised                            600,000           -              12,000
Ending Balance - options
 outstanding                       3,971,000       4,601,000       1,323,000
Exercise Price Ranges           $0.50 to 0.90        $0.90             $2.00
Shares available for grants        3,854,000       3,824,000         165,000
Price range of options exercised     $0.50             -               $2.00


7.  Commitments:

  a. Lease Commitments: The Company leases space under operating leases with initial terms ranging from three years to twenty years. Minimum lease commitments under operating leases for the next five years are as follows:

For the year ending April 30, 2000      $ 116,075
                              2001         97,262
                              2002         98,222
                              2003         33,000
                              2004         33,000
                    And thereafter        159,500



   Total rental expense incurred for the years ended April 30, 1999, 1998 and 1997 was $111,587, $187,905 and $185,742 respectively.

   b.Employment Agreements: The Company has employment contracts with one officer.

     The contract with Mr. Stewart calls for annual compensation of $198,000 increasing in various amounts to $307,600. This contract expires August 31, 2004. As of April 30, 1999, Mr. Stewart has been granted options to purchase 1,220,000 shares of common stock at $0.90 per share and 180,000 shares at $0.50 per share.

     A second contract with Mr. Eisenbath called for annual compensation of $300,000 and incentive compensation based on operating income. This contract was terminated by the Release agreement effective April 30, 1997. See Note 3.

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

9.Related Party Transactions:

  During fiscal 1999, the Company paid consulting fees of approximately $61,120 to a board member for business consulting services.

  A board member of the Company is also a principal of a firm which provides business consulting services to the Company. Total payments in 1999 under this agreement were approximately $90,643.

  A board member of the Company is also a principal of a firm which provides business consulting services to the Company. Total payments and accruals in 1999 under this agreement were approximately $32,000, and $64,000, respectively.

  In 1996 a loan was made to an officer to purchase 400,000 shares of the Company's stock. These shares were purchased with options outstanding from the 1989 Nonqualified Stock Option Plan, at prices ranging from $.70 to $1.00 per share. This loan was shown as a reduction of stockholders' equity on the financial statements. These loans are non-interest bearing, due on demand, and collateralized by the stock purchased with the proceeds.

  In fiscal 1999, the officer reduced the loan balance by $37,647 through expense reimbursement. The loan balance is currently $0.

10. Common Shares Used in Per Share Calculations:

  The following table shows the amounts used in computing earnings per share and the effect on income and weighted average number of shares of dilutive potential common stock.


                                         1999          1998            1997

Earnings available for common shares  (890,576)       77,731         165,692

Convertible debentures (interest
 expense, net of tax)                   31,954        31,954          43,100

Earnings available for common shares
 after assumed conversion of
 dilutive securities                  (858,622)      109,685         208,792

Earnings per share:

     Basic:

     Earnings from continuing
      operations                         (0.01)         0.03          (0.02)

     Income (loss) from/on
      discontinued operations            (0.07)        (0.02)          0.04

     Earnings available for
      common shares                      (0.08)         0.01           0.02


Earnings per share:

     Diluted:

     Earnings from continuing
      operations                         0.00          0.02           (0.02)

     Income (loss) from/on
      discontinued operations           (0.05)        (0.01)           0.04

     Earnings available for
      common shares                     (0.05)         0.01            0.02

Weighted average number of common
 shares used in basic EPS          11,845,875     9,418,330       9,411,168


Per share effect of dilutive securities:

     Convertible Preferred Stock    2,772,000       368,219             -

     Convertible debentures         2,600,000       650,000          47,474

     Options                            -              -              8,108


Weighted number of common shares
and dilutive potential
common shares used in diluted EPS  17,217,875    10,436,549       9,411,168


 11.Subsequent Events:

  On May 4, 1999, the Board of Directors determined that the interests of the shareholders would be best served by distributing the common stock of its Indian Gaming Subsidiary ("IGS") to the shareholders. As discussed at the Annual Meeting of the Shareholders and as reported from time-to-time over the past few years in its Annual Reports on Form 10-K, the Company has planned to separate the business segments for a number of business reasons including:

  Allow the management of each business to focus solely on that business segment.

  Provide future incentives to the employees directly related to the profitable operation of the business segment.

  Enhance the access to financing by allowing the financial community to focus on the business activities and opportunities of the business segment.

  SEC Rule 10b-17 Information:

  The Company plans to distribute the IGS common stock to the shareholders of record owning Butler National Corporation $0.01 Common Stock at the close of business on May 24, 1999 (the "Shareholders")>

  The shares of the IGS are planned to be distributed to the Shareholders at a ratio of one share of the common stock of the IGS for each share of Butler National Corporation owned at the close of business on May 24, 1999.

  An Information Statement and the shares of the IGS are expected to be distributed to the Shareholders after the review and approval of the Form 10 by the SEC.

  The Company has owned the IGS for over five years, has reported the operations as a separate business segment for over five years in its Annual Report on Form 10-K and expects the distributed shares to be unrestricted and tradeable upon filing of the Information Statement, a Form 10 with the SEC and distribution of the shares.

  The Company believes the distribution will be tax-free but the Company will not seek an Internal Revenue Service ruling on the matter.


12.New Accounting Standards:

  The American Institute of Certified Public Accountants has issued SOP 98-5, "Reporting on the costs of start-up activities." This standard provides a change in the capitalization policy for start up costs. The standard is required for fiscal year end 1999. The Company evaluated the adoption of this standard and determined the consulting fees and advances did not constitute start up costs for Company assets or businesses, because they are reimbursable under the consulting agreements by the owners. See Note 1.e.

13.Industry Segmentation and Sales by Major Customer:

  a. Industry Segmentation: The Company's operations have been classified into five segments in 1999, 1998 and 1997.

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

          5.Temporary Services - provides temporary employee services for corporate clients.


Year ended April 30, 1999


                              Gaming      Avionics    Modifications  Services

Net Sales                   $     -       $418,410    $5,236,371     $976,574
Depreciation                      -         75,460       110,469       15,314
Operating Profit
 (loss) (a)                    518,728      30,622       844,320       26,265
Capital                        884,396        -          140,034       16,867
expenditures, net
Interest, net
Other Income
Income or (loss)
from continuing
operations
Income or (loss)
from discontinued
operations
Income taxes
Net Income

Identifiable
assets                     $5,570,847      $ 692,022    $4,171,658  $ 128,216


                             Temporaries        Corporate        Consolidation

Net Sales                  $       -       $       -            $ 6,631,355
Depreciation                       -               13,197           214,440
Operating profit                   -             (816,832)          (50,270)
 (loss) (a)
Capital                            -               64,962
expenditures, net
Interest, net                                                       (35,201)
Other Income                                                       (116,726)
Income or (loss)                                                    (50,270)
from continuing
operations
Income or (loss)                                                 (1,412,401)
from discontinued
operations
Income taxes                                                       (572,095)
Net Income                                                         (890,576)

Identifiable                  $   302        $   851,706        $11,414,751
assets


Year ended April 30, 1998

                        Gaming    Avionics    Modifications    Services

Net Sales           $       -     $  484,518   $ 3,874,490    $1,097,098
Depreciation                -         12,870        91,075        10,831
Operating Profit        (32,569)     146,744       844,320       228,488
  (loss) (a)
Capital               1,813,106         -            8,871        23,904
expenditures
Interest, net
Other Income
Income or (loss)
from continuing
operations
Income or (loss)
from discontinued
operations
Income taxes
Net Income

Identifiable        $3,356,892    $709,868     $5,691,256      $135,629
assets


                           Temporaries         Corporate       Consolidation

Net Sales                 $      -            $    -           $ 5,456,106

Depreciation                     -                46,927           161,703
Operating Profit                 -              (536,711)          650,272
 (loss) (a)
Capital                          -               602,711               -
expenditures
Interest, net                                                      (251,421)
Other income                                                         15,540
Income or (loss)                                                    414,392
from continuing
operations
Income or (loss)                                                   (172,281)
from discontinued
operations
Income taxes                                                        164,380
Net Income                                                           77,731

Indentifiable               $  16,428           $889,583        $10,799,656
assets

Year ended April 30, 1997
                          Gaming      Avionics   Modifications     Services

Net Sales               $    -     $   277,513   $   2,724,217    $1,060,045
Depreciation                 -          34,629          31,071         6,029
Operating profit
(loss) (a)              (243,728)      123,571         501,984       230,738
Capital
expenditures             393,474        55,778       1,213,032       117,100
Interest, net
Other income
Income or (loss)
from continuing
operations
Income or (loss)
from discontinued
operations
Income taxes
Net income
Identifiable assets  $1,543,786   $   595,556   $   5,765,537    $   311,694

                           Temporaries         Corporate       Consolidation

Net Sales                  $    -             $     -          $4,061,775
Depreciation                    -                   -              71,729
Operating Profit                -               (318,807)         293,758
(loss) (a)
Capital                         -                 14,260
expenditures
Interest, Net                                                    (257,105)
Other income                                                     (232,869)
Income or (loss)                                                 (196,217)
from continuing
operations
Income or (loss)                                                  365,325
from discontinued
operations
Income taxes                                                       (3,416)
Net Income                                                        165,692

Identifiable assets         $ 43,945           $257,856        $8,518,374


  (a) Operating expenses not specifically identifiable are allocated based upon sales, cost of sales, square footage or other factors as considered appropriate.

b.   Major Customers:
     Sales to major customers (10% or more of consolidated sales) were as follows:

                             1999    1998    1997

Aircraft Modification         14%     16%     21%

Monitoring Services            -      12%     16%

Total Major Customers         14%     28%     37%



               BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            for the years ended April 30, 1999, 1998 and 1997



Year ended April 30, 1999

                                           Additions
                            Balance        Charged to                 Balance
                         at Beginning      Costs and                  at end
Description                 of Year        Expenses     Deductions    of Year

Allowance for doubtful
 accounts                   $78,736     $       -          9,850     $68,886

Reserve for inventory
 obsolescence                74,562             -            -        74,562

Reserve for loss on note
 receivable                  27,327             -            -        27,327



Year ended April 30, 1998

Allowance for doubtful
  accounts                  $78,736     $       -    $       -      $78,736

Reserve for inventory
 obsolescence                74,562             -            -       74,562

Reserve for loss on note
 receivable                  27,327             -            -       27,327


Year ended April 30, 1997

Allowance for doubtful
 accounts                   $91,882        $13,146    $      -      $78,736

Reserve for inventory
 obsolescence                62,071         12,491           -       74,562

Reserve for loss on note
  receivable                 35,729            -          8,402      27,327