Form 10-Q
period 1999-07-31
BUTLER NATIONAL CORP
filed 1999-09-14
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
           Quarterly Report Pursuant to Section 13 or 15(d) of the
      X               Securities Exchange Act of 1934

                    For the quarter ended July 31, 1999

          Transition Report Pursuant to Section 13 or 15 (d) of the
                       Security Exchange Act  of 1934

                     For the quarter ended July 31, 1999

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


     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of August 23, 1999, was 16,726,657 shares.

                   BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


                                      INDEX

PART I.        FINANCIAL INFORMATION:

                                                                      Page No.

Consolidated Balance Sheets - July 31, 1999
        and April 30, 1999...............................................3

Consolidated Statements of Income - Three
        Months ended July 31, 1999 and 1998..............................4

Consolidated Statements of Cash Flows - Three
        Months ended July 31, 1999 and 1998..............................5


Notes to Consolidated Financial
        Statements.......................................................6-9

Management's Discussion and Analysis
        Financial Condition and Results of Operations....................9-14

PART II.

OTHER INFORMATION........................................................15-17


SIGNATURES...............................................................18


                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

ASSETS                                               7/31/99         4/30/99
                                                   (unaudited)     (unaudited)

Current Assets:
     Cash                                             $ 183,633      $ 164,923
     Accounts receivable, net of allowance for
          doubtful accounts of $68,886 at July 31,      434,945        451,334
          and $68,886 at April 30, 1999
     Note  receivable - current                         647,285        647,285

     Contracts in process                                  -           405,937
     Inventories:
          Raw materials                               1,225,834      1,216,098
          Work in process                               377,040        333,399
          Finished goods                                 59,418         68,310
                                                    -----------     ----------
                                                      1,662,292      1,617,807
      Prepaid expenses and other assets                  20,558         72,634
                                                    -----------     ----------
               Total current assets                   2,948,713      3,359,920

Note receivable                                       2,613,958      2,730,708

Supplemental Type Certificates                        1,355,364      1,392,611

Property, Plant and Equipment:
     Land & building                                    673,878        673,878
     Machinery and equipment                          1,198,551      1,198,541
     Office furniture and fixtures                      607,736        585,968
     Leasehold improvements                              33,959         33,959
                                                    -----------     ----------
               Total cost                             2,514,124      2,492,346


     Accumulated depreciation                        (1,329,606)    (1,275,145)
                                                    -----------     ----------
                                                      1,184,518      1,217,201


Other Assets (Note 1):
     Advances under Indian Gaming Agreements          2,186,500      2,162,120
     Aircraft and aircraft parts                        460,281        460,281
     Other assets                                        68,641         91,910
                                                    -----------     ----------
               Total other assets                     2,715,422      2,714,311

               Total assets                         $10,817,975    $11,414,751
                                                    ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY                 7/31/99          4/30/99
                                                   (unaudited)     (unaudited)
Current Liabilities:
     Bank overdraft payable                     $       116,394    $   119,942
     Promissory notes payable                           400,734        471,575
     Current maturities of long-term debt               625,904        571,345
     Accounts payable                                   602,033        715,840
     Customer Deposits                                  228,454        582,314
     Accrued liabilities -
          Compensation and compensated absences          87,252         99,190
          Other                                          89,078        199,851
               Total current liabilities              2,149,849      2,760,057

Long-term debt, net of current maturities             3,020,027      2,105,596
Convertible debentures                                  618,000        650,000
Other liabilities                                          -           769,319
               Total liabilities                      5,787,876      6,284,972

Commitments and contingencies:
Liabilities of discontinued operations                     -             -
Shareholders' equity:

     Preferred stock, par value $5:
      Authorized, 200,000 shares, all classes
      $1,000 Class B, 6%, cumulative if earned,
      liquidation and redemption value $1,000,
      issued and outstanding, 1,500 shares in 1998,        -            -
     $1,000 Class B, 6%, cumulative if earned
      liquidation and redemption value $1,000,
      issued and outstanding, 693 shares at 4/30/99
      and 551 at 7/31/99                                294,344        313,603
     Common stock, par value $.01:
      Authorized, 40,000,000 shares
      Issued and outstanding 15,387,087 shares          167,267        153,871
      in 1999 and 16,726,657 at July 31, 1999,
      Common stock warrants                               8,807          8,807
     Capital contributed in excess of par             8,367,995      8,282,731
     Unearned service contracts                        (390,599)      (434,376)
     Treasury stock, at cost (No preferred at 7/31
      & no preferred at 4/30                         (1,537,240)    (1,537,240)
      common 775,000 at 7/31 & 775,000 at 4/30)
     Retained earnings                               (1,835,475)    (1,657,617)
       (Deficit of $11,938,813 eliminated
         October 31, 1992)
                                                   ------------     ----------
               Total shareholders' equity             5,030,099      5,129,779
                                                   ------------      ----------
               Total liabilities and
               shareholders' equity                 $10,817,975    $11,414,751
                                                     ==========     ==========


      The accompanying notes are an integral part of these balance sheets.


                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                      THREE MONTHS ENDED
                                                           July 31,
                                                  1999                1998
                                               (unaudited)         (unaudited)

  Net sales                                    $1,549,381           $3,096,562

  Cost of sales                                   962,534            2,485,488
                                               ----------           ----------
  Gross profit                                    586,847              611,074

  Selling, general and administrative expenses    584,843              536,891
                                               ----------           ----------
          Operating income                          2,004               74,183


     Other income (expense):

          Interest expense                        (74,923)             (41,990)
          Interest income                          83,205                   82
          Net gain - Settlement Agreement            -                    -
          Other                                     1,580                  753
                                               ----------           ----------
          Other income                              9,862              (41,155)
                                               ----------           ----------
     Income (loss) from continuing operations
      before taxes                                 11,866               33,028

     Provision for income tax                       4,984               13,871
                                               ----------           ----------
     Income (loss) from continuing operations       6,882               19,157

     Discontinued Operations

     Income (loss) from discontinued
       operations, net of taxes                  (189,723)               -

     Loss on discontinued operations, net
       of taxes                                      -                   -

     Net income                            $     (182,841)        $     19,157
                                                 =========           =========
     Basic earnings (loss) per common share

     Continuing operations                 $         0.00         $       0.01

     Discontinued operations                        (0.01)                0.00
                                                 =========           =========
                                                    (0.01)                0.01
                                                 =========           =========
     Shares used in basic per share
      calculation                              12,960,519           10,022,282

     Diluted earnings (loss) per common share

     Continuing operations                           0.00                 0.01

     Discontinued operations                        (0.01)                0.00
                                                ==========          ==========
                                                    (0.01)                0.01

     Shares used in diluted per share
      calculation                              21,672,186           11,123,926



        The accompanying notes are an integral part of these statements.


                   BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months Ended July 31,
                                                1999                   1998
                                             (unaudited)           (unaudited)
Cash flows from operating
activities:

   Net income                                $     (182,841)      $     19,157
Adjustments to reconcile income to
           net cash used in operations:

     Deferred income taxes                            4,984             13,871
     Depreciation                                    54,461             50,364
     Amortization of intangible assets               37,217             44,311
     Provision for uncollectible accounts              -                  -
     Provision for obsolete inventories                -                  -
     Amortization of service contracts               43,775             26,133

   Changes in assets and liabilities:
     Accounts receivable                             16,388           (123,876)
     Contracts in process (Increase)                405,937            (82,690)
     Inventories (Increase)                         (44,485)          (171,575)
     Supplemental type certificates (Increase)       37,247             24,065
     Prepaid expenses and other current assets       52,076                703
     Other assets                                    23,269             98,423
     Accounts payable (decrease)                   (113,807)            73,497
     Customer deposits                             (353,860)            53,050
     Accrued liabilities (decrease)                (122,711)           (64,240)
     Settlement agreement (decrease)                   -               (18,000)
     Note receivable                                116,750            835,229
     Note payable                                   199,671               -
                                                 ----------           --------
               Total adjustments                    356,912           (564,499)
                                                 ----------           --------
          Cash provided by (used in) operations     174,071            718,334
                                                 ----------           --------

Cash flows from investing activities:
     Capital expenditures, net                      (21,778)           (20,501)
     Advances under Indian Gaming Agreements        (24,380)              -
     Aircraft and aircraft parts                       -                  -
     Proceeds from short term investments              -                  -
                                                 ----------          ---------
          Cash used in investing activities         (46,158)           (20,501)

                                                 ----------          ---------
Cash flows from financing activities:

     Net borrowings under promissory note           (70,841)            53,041
     Proceeds from long-term debt                      -               814,379
     Repayments of long-term debt and lease
      obligations                                  (154,756)        (1,405,120)
     Bank overdraft payable                         116,394               -
     Stock issuance for conversions and other          -                  -
     Note receivable & redemption of common stock      -                  -

                                                  ---------          ---------
          Cash provided by (used in)
           financing activities                   (109,203)           (643,782)

                                                  ---------          ---------

Net increase (decrease) in cash                     18,710              69,759


Cash, beginning of period                          164,923             160,598
                                                  ---------          ---------
Cash, end of period                        $       183,633          $  230,357

Supplemental disclosures of cash flow
information:

     Interest paid                         $        74,923          $   41,990
     Income taxes                                     -                    -

      The accompanying notes are an integral part of these statements.


                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1999 are not indicative of the results of operations that may be expected for the year ending April 30, 2000.

     For further information, refer to the Consolidated Financial Statements and Footnotes included in the Registrant's Annual Report on Form 10-K (unaudited) for the year ended April 30, 1999.

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

3. Indian Gaming: The Company has received a net receivable associated with advances to the Indian tribes under various consulting and management agreements related to the potential start-up of Indian gaming. These represent advances for land, land improvements, engineering and architectural fees associated with the improvements and are as such actual hard costs for fixed assets, land and roads and buildings. The realization of these receivables is predicated on the ability of the Company and their Indian gaming clients to successfully open and operate the proposed casinos. As these establishments are opened, the advances are repaid or converted to notes receivable. Currently there is no assurance that the Tribes and the Company will be successful. The inability of the Company to recover these advances could have a material adverse effect on the Company's business and results of operations.

     As a part of the Management Contract approved by the NIGC on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"); the Company agreed to replace the advances receivable under the consulting agreement with a loan to the Tribes $3,500,000 at 2% over prime, to be repaid over five years, for the repayments of prior advances, and for the construction and operation of the Stables gaming establishment. At April 30, 1999, the Company had advanced $3,500,000 to the Tribes under the contract and reported $647,285 current note receivable and $2,730,708 long-term note receivable. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building.

     The Company has capitalized approximately $5,447,743 and $5,540,113 at July 31, 1999 and April 30, 1999, respectively, of advances under consulting and management agreements with five Indian tribes. These advances are included in on the Balance Sheet at July 31, 1999 as Notes Receivable-Current $647,285, Notes Receivable $2,613,958 and Advanced Costs of Indian Gaming $2,186,500. The Notes Receivable classifications represent advances to the Stables under the Management Agreement. The cost reported as Other Assets represent the advances to the tribes and under management consulting agreements for investments in land, buildings, and improvements including construction, engineering and architecture fees for the Princess Maria, Shawnee 206 and other properties. In the opinion of management, these advances will be recoverable through the gaming activities or, in event the Company is unsuccessful in establishing such operations, these advances will be recovered through the liquidation of the associated assets. These costs include the following:

  An advance for the prepayment for the Tribes of $242,500 for construction services to be rendered. This prepayment was funded with 60,000 shares of the Company's common stock, issued in the fiscal year 1994, and an additional 40,000 shares in fiscal year 1995.

  Advances for the Tribes of $87,622 for architectural and engineering services. These advances were also funded with stock issuances of 29,715 shares in fiscal year 1995. Advances of $50,000 for equipment, funded with stock issuances of 20,000 shares in fiscal 1994.

  Cash advances for the Tribes of approximately $1,813,000, $186,000 and $172,000 in 1998, 1997, and 1996, respectively, for architectural, engineering and construction services.

  Cash advances to the Tribes of $190,000, in fiscal 1995, which the Tribes used for the acquisition of land.

  Advances for acquisition of land and land improvements in the amount of $203,000 in fiscal 1997.

  Advances for acquisition of land in the amount of $53,000 in fiscal year 1998.

  Net construction advances to the Tribes of $884,396 during fiscal 1999 and $1,813,106 during fiscal 1998.

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


6. During fiscal 1996, the President and CEO, Clark D. Stewart, exercised his option to purchase 400,000 shares of the Company's common stock under the terms of the 1989 Nonqualified Stock Option Plan through a loan by the Company. The shares were purchased at prices ranging from $.70 to $1.00 per share. The largest aggregate amount of indebtedness outstanding was $367,000 during fiscal 1996. The amount outstanding at July 31, 1996, was $338,634. Interest is charged at the applicable federal rate and the loan is being amortized over five years. In fiscal 1997, the officer reduced the loan balance by $277,264 through expense reimbursement and the transfer of 125,000 shares of common stock valued at $250,000. The loan balance is currently $0.

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

8. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended July 31, 1999 and 1998. Stock options are included in 1999 and 1998 as common stock equivalents to the extent that they are dilutive. The Convertible debenture is included in fiscal 1998 and fiscal 1999 as a common stock equivalent since the debenture is dilutive. The convertible preferred stock is included in 1999 since the convertible preferred stock is dilutive. Shares used in the diluted per share computations are as follows:


                                                          THREE MONTHS ENDED
                                                               July 31,
                                                           1999        1998

Common shares outstanding beginning of period         17,217,875    10,436,549

Cumulative increase in weighted average
 due to Common Stock Equivalent net of treasury stock    797,556       603,953

Cumulative increase in weighted average
  due to Convertible Debenture                         1,520,000          -

Cumulative increase in weighted average
  due to issues per acquisition and consulting
  agreements                                                -             -

Cumulative increase in weighted average
  due to Convertible Preferred                        2,136,755         83,424

Cumulative increase in weighted average
  due to issues per Nonqualified Stock Option
  Plans                                                    -              -

                                                      ----------     ---------
    Weighted average shares, end of period           21,672,186     11,123,926


     The convertible debentures ($618,000) and the convertible preferred stock ($673,000) are dilutive on a percentage basis of the common stock price. For purposes of the weighted average shares calculation, a $1.00 price has been assumed for the dilution calculations for future conversions.

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

       SEC Rule 10b-17 information:

     The Company plans to distribute the IGS common stock to the shareholders of record owning Butler National Corporation $0.01 Common Stock at the close of business on May 24, 1999 (the "Shareholders").

     The shares of the IGS are planned to be distributed to the Shareholders at a ratio of one share of common stock of the IGS for each share of Butler National Corporation owned at the close of business on May 24, 1999.

     An Information Statement and the shares of the IGS are expected to be distributed to the Shareholders after the review and approval of the Form 10 by the SEC.

     The Company has owned the IGS for over five years, has reported the operations as a separate business segment for over five years in its Annual Report of Form 10-K and expects the distributed shares to be unrestricted and tradeable upon filing of the Information Statement, a Form 10 with the SEC and distribution of the shares.

     The Company believes the distribution will be tax-free but the Company will not seek an Internal Revenue Service ruling on the matter.

The distribution of revenue and expense between the gaming and non-gaming segments is shown below. Gaming revenue is the management fees due Butler National Service Corporation under the terms of the Management Agreement with the Indian tribes. Interest revenue exceeds interest expense because the note receivable to the Company from the Stables exceeds the Company's debt to Miller & Schroeder. The Stables is amortizing the note over the five year
contract term.   These amounts are presented without an audit of the Company or the Stables. The segment revenue and/or the distribution of costs between the segments are subject to change as the individual segments are audited.



                                     For the quarter ended July 31, 1999
                                     Non-gaming       Gaming
                                      Segments        Segment     Consolidated

Net sales                             1,461,759        87,622        1,549,381

Cost of sales                           962,534          -             962,534
                                   ___________________________________________

                                        499,225        87,622          586,847

Selling, general and
 administrative expenses                458,492       126,351          584,843
                                   ___________________________________________

Operating income                         40,733       (38,729)           2,004

Other income (expense):
     Interest expense                   (35,882)      (39,042)         (74,923)
     Interest revenue                         4        83,200           83,205
     Other income (expense)                 368         1,213            1,580
                                   ___________________________________________

     Other expense                      (35,510)       45,372            9,861

Income (loss) continuing operations
 before taxes                             5,223         6,643           11,866
                                       =======================================



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Overview:  First quarter consolidated sales were $1,549,380 for the three
months ended July 31, 1999, compared to   $3,096,562 for the three months
ended July 31, 1998, a decrease of 55.5%. Sales increased in the Avionics segment (14.8%), and in the Monitoring Services segments (69.1%) and decreased in the Aircraft Modifications segment (64.5%). Modification sales at Avcon Industries, Inc. increased $300,859 (43.6%) from $689,370 to $990,229 for the respective quarters ending July 31, 1998 and 1999. Modified aircraft sales declined from $2,100,000 for the quarter ending July 31, 1998 to zero for the quarter ending July 31, 1999.

Aircraft Modifications (Avcon Industries, Inc.): Modification sales at Avcon Industries, Inc. decreased $1,799,141 (64.5%) from $2,789,370 in the first quarter of the prior year to $990,229 in the quarter ending July 31, 1999. Gross profit decreased from $483,190 in the quarter ending July 31, 1998 to $281,184 in the quarter ending July 31, 1999. Both the decrease in gross profit and sales percentages can be directly attributable to the sale of the modified Lear 35 in last years first quarter of operations. This segment is experiencing increased sales volume from the sale of AVCON FINS, fin related modifications, Beechcraft extended doors and Falcon 20 cargo doors. Avcon plans to continue to purchase aircraft for modification and resale. However, the rising aircraft prices have not allowed a purchase since the Lear 35.

Avionics (Woodson Avionics, Inc.): Avionics unit sales were $116,671 in the three months ended July 31, 1999 compared to $114,170 in the comparable period of the preceding year, an increase of 14.8%. Operating earnings for the three months ended July 31, 1999, were $(4,933) compared to $26,973 for the three months ended July 31, 1998. The Company believes the sales volume will remain relatively stable with steady growth for the next few years.

The Avionics and Modification segments are working together on the development of two new airborne products for sale directly to the airline industry. The Company expensed approximately $80,000 during the quarter on the research and experimental design of these products. The Company expects to expense an additional $70,000 before the designs are perfected and ready for demonstration to the FAA. When the products are ready for demonstration, the Company will apply to the FAA for the appropriate STC approvals.


SCADA Systems and Monitoring Services (Butler National Services, Inc.): Sales for the three months ended July 31, 1999 were $367,181 compared to sales of $217,132 for the comparable period of the prior year an increase of 69.1%. Gross profit for the three months ended July 31, 1999 was $138,172 compared to $81,700 for the three months ended July 31, 1998.

Temporary Services (Butler Temporary Services, Inc.):   This segment did not
recognize any revenue in the first quarter of fiscal 1999 and fiscal 2000. When the Company and the Tribes open the Kansas Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.

Indian Gaming Management: This segment earned interest income of $83,200 during the first quarter of fiscal 2000. (See comments under the Stables).

Management Services (Butler National Services Corporation):

                                -General-

The Company received approximately $83,200 of interest income, reduced its debt by approximately $78,289 and incurred $6,000 in expenses in the first 3 months of fiscal 2000 and $19,804 in the first quarter fiscal 1999 for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized $16,614 and $19,804 in the first quarter of 2000 and 1999, respectively, related to shares issued for services rendered to the Company in that regard.

The Company has advanced $6,485,972 under the management consulting agreements with the Indian Tribes. Funds advanced for the tribes were used to purchase land, land improvements, and professional design fees related to the development of Indian Gaming facilities. Included in this receivable is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas, and a group of selected lots within the resort development. The Company has a net receivable value of $2,162,120 on the balance sheet as deferred advances under Indian Gaming agreements related to projects other than the Stables. The Company believes that in the event that the Indian tribes were unable to repay the advances, that this tract could be developed and sold for residential and commercial use, other than Indian gaming. Additional improvements, including access roads, water and sewer services, etc. are planned for this land. After these improvements, the land may be sold in small tracts. In the event of default, this may allow the Company to recover the majority, if not all, of the $2,162,120 advancement.

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

     The Company provides consulting and construction management services in the development of the facility and manages the joint-venture operation for the tribes. The STABLES facility is approximately 22,000 square-feet and located directly south of the Modoc Tribal Headquarters building in Miami.
The complex contains off-track betting windows, a bingo hall, sports bar, and a restaurant. The Company's Management Agreement was approved by the NIGC on January 14, 1997. Under the Management Agreement, as approved, the Company, as manager, receives a 30% share of the profits and reimbursement of advances.

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

     As a part of the Management Contract approved by the NIGC on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"); the Company agreed to loan the Tribes $3,500,000 at 2% over prime, to be repaid over five years, for the construction and operation of the Stables gaming establishment. At April 30, 1999, the Company had advanced a total of $3,500,000 to the Tribes under the contract and reported $647,285 current note receivable and $2,730,708 long-term note receivable. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building. The Stables grand opening was October 1, 1998. Since opening, the Company has received payments from the Stables to reduce the Company's loan from Miller & Schroeder by approximately $226,961 and interest income of $284,841. During the first quarter of fiscal 2000 $87,622 of undistributed revenue was recognized.

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

                               -Modoc Bingo-

     The Company signed a consulting agreement with the Modoc Tribe on April 21, 1993. As a part of this project the Company has a management agreement with the Modoc Tribe to construct and operate an Indian gaming facility on Modoc Reservation lands in Eastern Oklahoma. The Management Agreement was filed with the NIGC on June 7, 1994, for review and approved on July 11, 1997. The Tribe and the Company have not determined a schedule for this project. There is no assurance that further action will be taken until the Stables is in operation and well established or if ever. A total of $548,048 has been advanced under this engagement, $399,713 has been reserved leaving a net receivable of $148,335. The receivable is secured by 68 acres of land in Eastern Oklahoma and Western Missouri.

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

COSTS AND EXPENSES

The consolidated gross profit percentage was 37.9% for the three months ended July 31, 1999, compared to 19.73% for the three months ended July 31, 1998.

Operating expenses (selling, general and administrative) in the three months ended July 31, 1999, were $584,842 or 40% of sales compared to $536,891 or 17.3% of sales for the three months ended July 31, 1998, an increase of $47,951 or 8.9%.

Interest expense for the three months ended July 31, 1999, increased $32,303 from $41,990 in the first quarter of the prior year to $74,923. The Company continues to use its line of credit to maintain operations. The increase in interest expense from the previous years quarter of operations is primarily due to the Miller & Schroeder loan for the Stables facility.

Other income(expense) is income of $1,580 in the quarter ended July 31, 1999, versus income of $16,460 in the quarter ended July 31, 1998.

The Company employed 59 at July 31, 1999, and 69 at July 31, 1998.

EARNINGS

The Company recorded an after tax profit of $6,882 from continuing operations and a loss of $189,723 from discontinued operations in the three months ended July 31, 1999. This is comparable to a profit of $19,157 in the three months ended July 31, 1998. Income per share is $(0.01) and income per share is $0.01 for the three months ending July 31, 1999, and July 31, 1998, respectively.

CAPITAL RESOURCES

The Company does not, as of April 30, 1999, have any material commitments for other capital expenditures other than the advance requirements under the terms of the Indian gaming Consulting and Management Agreements. These requirements are further described in this section.

     Depending upon the progress of the engagements, the Company, through BNSC, will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available, and additional funds, to fund advances to the tribes for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from: internally generated working capital and borrowings. After a few gaming facilities become operational, repayment of the advances by the tribes from the gaming operations will generate additional working capital for the start up and construction of other gaming facilities. The Company expects that its advances for start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

     The Stables Indian gaming project was completed during fiscal 1999 and required a total of $3,500,000 to complete, from the financing sources described above. At April 30, 1999, $3,377,993 was receivable from the Stables. The full $3,377,933 is believed to be recoverable from the operation of the establishment per the terms of the approved Management Agreement.

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

     On May 29, 1998, advances under the Stables Management Contract were further funded by a loan to the Company from Miller & Schroeder Investment Corporation in the amount of $1,850,000 at 2% over prime, to be repaid over five years. As security for the $1,850,000 loan, the Company pledged its contract rights to the repayment of the $3,500,000 loan and its Manager's share (30%) of the profits from the Stables. The balance payable to Miller & Schroeder at April 30, 1999, was $1,627,662. The remainder of net cash advances to be repaid is $1,750,331.

     The Company had no material commitment for capital expenditures as of July 31, 1999, except for the advances to the Miami Tribe and Modoc Tribe for the construction of the Miami County, Kansas gaming establishment.

LIQUIDITY

Borrowed funds have been used primarily for working capital. Bank debt is $400,733 at July 31, 1999, and was $642,677 at July 31, 1998. The Company's
unused line of credit was approximately $99,267 as of July 31, 1999 and approximately $107,323 as of July 31, 1998. The interest rate on the Company's line of credit is prime plus two, as of September 13, 1999, the interest rate is 10.25%.

The Company plans to continue using the promissory notes payable due in
November, 1999, as working capital.   The Company believes the extensions will
continue and does not anticipate the repayment of these notes in fiscal 2000. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

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

During fiscal 1999, the Company issued 1,949,261 shares for consulting, professional services and expenses in lieu of cash payments. During the first three months of fiscal 2000, 1,163,130 shares were issued to reduce the convertible preferred stock by $142,000. Convertible debt was reduced by $32,000 with the issuance of 166,840 shares of common stock.

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


(The rest of this page intentionally left blank)

                                     PART II.

                                OTHER INFORMATION

Responses to items 1, 3, 4, and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

Item 1.Legal Proceedings

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

     The Company acquired RF, Inc. from Marvin and Donna Eisenbath on April 21, 1994. The Company exchanged 650,000 shares of the Company's common stock for 100% of the issued and outstanding shares of RF, Inc. The Eisenbath's sought for some time to reacquire the ownership of RF, Inc. The Eisenbath's filed a lawsuit against Butler National seeking to rescind the sale of RF, Inc. stock and for damages.

     Butler National and the Eisenbath's reached an agreement to settle and release all claims and counterclaims effective April 30, 1997, ("Release Agreement"). The Eisenbath's dismissed the lawsuit with prejudice. In addition to the releases, under the terms of the agreement, Butler National received on June 26, 1997, 600,000 shares of the Company's common stock and certain payments over the next three years. Butler National released the Eisenbath's from the terms of the employment contract and the April 24, 1994 Stock Purchase Agreement. These documents released the Eisenbath's from the agreement not to compete with the Company in the food distribution industry.

     Butler National recorded a net gain (principally noncash) in the first quarter of 1998 for this transaction after consideration of $1,078,544 of costs associated with the claims, counter-claims and settlement. In addition Butler National recognized an additional gain as the promissory note payments are received in cash. Although the effective date of the transaction as agreed to by both parties is April 30, 1997, the transfer of the stock and related proceeds was not completed until June 1997, see also Item 1, General, Discontinued Operations, page 3, regarding the bankruptcy of RF, Inc.

     On September 20, 1998, the RFI bankruptcy trustee filed an action alleging a number of claims against Butler National and its officers including a claim for repayment of preferential payments to the bankruptcy estate. Butler National settled the lawsuit on July 26, 1999, by the payment of $250,000 to the court. See Item 1, General, Discontinued Operations, page 3, regarding the details of the bankruptcy of RFI.

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

     Avcon and Butler National used an outside engineering firm to assist with the Aircraft Modification Avcon Fin project and the related STC's. The individual filed suit against the Company for final payment under the contract. However, the Company did not feel that all work products had been delivered. In fiscal 1999 the Company settled the lawsuit and made final payment to the engineer and the engineering work product was delivered as required by the contract. The Company had an account payable to the individual equal to the agreed upon settlement to be paid upon delivery of the complete engineer work product.

     As of September 14, 1999, there are no other known legal proceedings pending against the Company. The Company considers all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. The Company believes that the resolution of those unknown claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 2. Changes in Securities
        The Company issued 1,163,130 shares of common stock related to the convertible preferred stock, and 166,840 shares of common stock related to the convertible debenture.

Item 4. Submission of Matters to Vote of Security Holders
        None

Item 6. Exhibits and reports on Form 8-K.
        (A) Exhibits.

        3.1 Articles of Incorporation, as amended are incorporated by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended April 30, 1988

        3.2 Bylaws, as amended, are incorporated by reference to
            Exhibit 3.2 of the Company's Form 10-K
            for the Statement dated August 16, 1996.

        99  Exhibit Number 99.
            Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 1998.

        27.1Financial Data Schedule (EDGAR version only).  Filed herewith.

    The Company agrees to file with the Commission any agreement or instrument not filed as an exhibit upon the request of the Commission.

        (B) Reports on Form 8-K.

     The Company filed a Form 8-K dated May 14, 1999, reporting under Item 5, the distribution of common stock of its Indian Gaming Subsidiary; and Item 7, press release regarding distribution of common stock of Indian Gaming Subsidiary.

     The Company filed a Form 8-K dated May 17, 1999, reporting under Item 9, sales of equity securities pursuant to Regulation S.

     The Company filed a Form 8-K dated July 27, 1999, reporting under Item 5, press release regarding the settlement of affairs of discontinued food distribution subsidiary, RF, Inc.; and Item 9, sales of equity securities pursuant to Regulation S.

             (The rest of this page intentionally left blank)

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BUTLER NATIONAL CORPORATION
                                    (Registrant)




September 14, 1999            /S/ Clark D. Stewart
        Date                  Clark D. Stewart, (President
                              and Chief Executive Officer)


September 14, 1999            /S/ Robert E. Leisure
        Date                  Robert E. Leisure,
                              (Chief Financial Officer)