Form 10-Q
period 1999-10-31
BUTLER NATIONAL CORP
filed 1999-12-16
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              _________________

                                  FORM 10-Q
                              _________________

(Mark One)
           Quarterly Report Pursuant to Section 13 or 15(d) of the
       X               Securities Exchange Act of 1934

                    For the quarter ended October 31, 1999

          Transition Report Pursuant to Section 13 or 15 (d) of the
                        Security Exchange Act  of 1934

                    For the quarter ended October 31, 1999

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


  The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of October 31, 1999, was 17,954,965 shares.

                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


                                    INDEX

PART I.        FINANCIAL INFORMATION:

                                                                      Page No.

     Consolidated Balance Sheets - October 31, 1999
        and April 30, 1999...............................................3

     Consolidated Statements of Income - Three
        Months ended October 31, 1999 and 1998...........................4

     Consolidated Statements of Income - Six
        Months ended October 31, 1999 and 1998...........................5

     Consolidated Statements of Cash Flows - Six
        Months ended October 31, 1999 and 1998...........................6

     Notes to Consolidated Financial Statements........................7-9

     Management's Discussion and Analysis
        Financial Condition and Results of Operations................10-15

PART II.

     OTHER INFORMATION...............................................16-18


     SIGNATURES.........................................................19



                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                10/31/99       4/30/99
                                                    (unaudited)    (unaudited)

Current Assets:
 Cash                                                  $221,008      $164,923
 Accounts receivable, net of allowance for
   doubtful accounts of $68,886 at October 31,          652,724       451,334
   and $68,886 at April 30, 1999
 Note  receivable - current                             647,285       647,285

 Contracts in process                                      -          405,937
 Inventories:
   Raw materials                                      1,267,973     1,216,098
   Work in process                                      291,897       333,399
   Finished goods                                       102,584        68,310
                                                      ---------     ---------
                                                      1,662,454     1,617,807
 Prepaid expenses and other assets                       13,589        72,634

                                                      ---------     ---------
     Total current assets                             3,197,060     3,359,920

Note receivable                                       2,421,420     2,730,708

Supplemental Type Certificates                        1,352,819     1,392,611

Property, Plant and Equipment:
 Land & Building                                        673,878       673,878
 Machinery and equipment                              1,198,551     1,198,541
 Office furniture and fixtures                          607,736       585,968
 Leasehold improvements                                  33,959        33,959

                                                      ---------     ---------
     Total cost                                       2,514,124     2,492,346

 Accumulated depreciation                            (1,383,061)   (1,275,145)

                                                      ---------     ---------
                                                      1,131,063     1,217,201


Other Assets (Note 1):
 Advances under Indian Gaming Agreements              2,198,409     2,162,120
 Aircraft and aircraft parts                            460,281       460,281
 Other assets                                            63,041        91,910

                                                      ---------     ---------
     Total Other Assets                               2,721,731     2,714,311

     Total assets                                   $10,824,093   $11,414,751
                                                     ==========    ==========



LIABILITIES AND SHAREHOLDERS' EQUITY                  10/31/99      4/30/99
                                                    (unaudited)    (unaudited)

Current Liabilities:
 Bank overdraft payable                         $      100,031      $ 119,942
 Promissory notes payable                              419,887        471,575
 Current maturities of long-term debt                  624,654        571,345
 Accounts payable                                      733,648        715,840
 Customer Deposits                                     436,125        582,314
 Accrued liabilities -
   Compensation and compensated absences                63,448         99,190
   Other                                               129,505        199,851
                                                     ---------      ---------
     Total current liabilities                       2,507,298      2,760,057

Long-term debt, net of current maturities            2,854,805      2,105,596
Convertible debentures                                 568,000        650,000
Other liabilities                                         -           769,319
                                                     ---------      ---------

     Total liabilities                               3,422,805      6,284,972

Commitments and contingencies:
Liabilities of discontinued operations                   -               -
Shareholders' equity:
 Preferred stock, par value $5:
   Authorized, 200,000 shares, all classes
   $1,000 Class B, 6%, cumulative if earned,
   liquidation and redemption value $1,000,
   issued and outstanding, 1,500 shares in 1998,         -               -
   $1,000 Class B, 6%, cumulative if earned,
   liquidation and redemption value $1,000,
   issued and outstanding, 693 shares in 1999
   and 534 at 10/31/99                                 211,219        313,603
 Common stock, par value $.01:
   Authorized, 40,000,000 shares
   Issued and outstanding 15,387,087 shares            179,549        153,871
   in 1999 and 17,954,965 at Oct. 31, 1999,
   Common stock warrants                                 8,807          8,807
   Capital contributed in excess of par              8,443,837      8,282,731
   Unearned service contracts                         (346,822)      (434,376)
 Treasury stock, at cost (No preferred at 10/31 &
   no preferred at 4/30                             (1,537,240)    (1,537,240)
   and common 775,000 at 10/31 & 775,000 at 4/30)
 Retained earnings                                  (2,065,360)    (1,657,617)
  (Deficit of $11,938,813 eliminated October
   31, 1992)
                                                     ---------      ---------

      Total shareholders' equity                     4,893,990      5,129,779

                                                     ---------      ---------

      Total liabilities and shareholders' equity  $ 10,824,093    $11,414,751

                                                    ==========     ==========


     The accompanying notes are an integral part of these balance sheets.


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                                        THREE MONTHS ENDED
                                                             October 31,

                                                         1999         1998
                                                      (unaudited)  (unaudited)

Net sales                                             $1,250,295   $1,140,728

Cost of sales                                            961,730    1,005,991

                                                       ---------    ---------
Gross profit                                             288,565      134,737

Selling, general and administrative expenses             528,402     (129,161)

                                                       ---------    ---------
  Operating income                                      (239,837)     263,898

Other income (expense):
  Interest expense                                       (72,730)     (46,237)
  Interest income                                         81,881       31,404
  Net gain - Settlement Agreement                           -            -
  Other                                                      803       12,676

                                                       ---------    ---------
  Other income                                             9,954       (2,157)


Income (loss) from continuing operations
 before taxes                                           (229,883)     261,741

Provision for income tax                                    -        (109,931)

                                                       ---------    ---------
Income (loss) from continuing operations                (229,741)     151,810

Discontinued Operations

 Income (loss) from discontinued operations, net
  of taxes                                                  -        (150,794)
 Loss on discontinued operations, net of taxes              -            -

   Net Income                                          $(229,883)   $   1,016

                                                        --------     --------
Basic earnings (loss) per common share
  Continuing operations                                $  (0.02)  $     .01

  Discontinued operations                                     0           0

                                                        --------     --------
                                                           (0.02)       0.01

                                                        --------     --------

  Shares used in per share calculation                13,935,242   10,714,430

Diluted earnings (loss) per common share

  Continuing operations                                     (0.01)        .01

  Discontinued operations                                       0           0
                                                      ----------   ----------

                                                            (0.01)        .01

  Shares used in per share calculation                 22,171,908   12,009,635



      The accompanying notes are an integral part of these statements.

               BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME


                                                          SIX MONTHS ENDED
                                                             October 31,

                                                          1999        1998
                                                      (unaudited)  (unaudited)

Net sales                                             $2,799,676   $4,237,291

Cost of sales                                          1,924,263    3,493,667

                                                       ---------    ---------

Gross profit                                             875,413      743,624

Selling, general and administrative expenses           1,113,247      434,795
                                                       ---------    ---------

  Operating income                                      (237,829)     308,829


  Interest expense                                      (147,654)     (88,228)
  Interest income                                        165,086       31,487
  Net gain - Settlement Agreement                           -            -
  Other                                                    2,384       29,137

                                                      ----------    ---------

  Other income                                            19,816      (27,604)

                                                      ----------    ---------

Income (loss) from continuing operations before taxes   (218,018)     281,225

Provision for income tax                                    -        (118,114)

                                                      ----------    ---------

Income (loss) from continuing operations                (218,018)     163,111

Discontinued Operations

  Income (loss) from discontinued operations, net
   of taxes                                             (189,723)    (150,794)

  Loss on discontinued operations, net of taxes             -            -


    Net Income                                        $ (407,741)    $ 12,317

                                                       ---------     --------

Basic earnings (loss) per common share
  Continuing operations                               $    (0.02)    $    .04

  Discontinued operations                                  (0.01)           0

                                                       ---------     --------
                                                           (0.03)         .04

  Shares used in per share calculation                13,935,242   10,714,430

Diluted earnings (loss) per common share

  Continuing operations                                    (0.01)         .04

  Discontinued operations                                  (0.01)           0

                                                      ----------   ----------

                                                           (0.02)         .04

Shares used in per share calculation                  22,171,908   12,009,635



      The accompanying notes are an integral part of these statements.


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six Months Ended October 31,
                                                   1999               1998
                                                (unaudited)       (unaudited)

Cash flows from operating activities:

 Net income                                     $ (407,741)       $    12,317
  Adjustments to reconcile income to
    net cash used in operations:
  Deferred income taxes                               -                 8,919
  Depreciation                                     107,916            102,189
  Amortization of intangible assets                 53,313             44,516
  Provision for uncollectible accounts                -                  -
  Provision for obsolete inventories                  -                  -
  Amortization of service contracts                 87,552             52,266

Changes in assets and liabilities:
  Accounts receivable                             (201,390)            66,466
  Contracts in process (Increase)                  405,937            496,610
  Inventories (Increase)                           (44,647)          (217,905)
  Supplemental type certificates (Increase)        (13,521)            26,029
  Prepaid expenses and other current assets
   (Increase)                                       59,045                879
  Other assets                                      28,869              5,598
  Accounts payable (decrease)                       17,808            130,004
  Bank overdraft payable                           (19,911)           146,368
  Customer deposits                               (146,189)          (445,705)

  Accrued liabilities (decrease)                    (3,088)            27,376

  Settlement agreement (decrease)                     -               (36,000)
  Note receivable                                  309,288            (41,700)
  Note payable                                     216,745               -

                                                 ---------          ---------
       Total adjustments                           857,727            365,910
                                                 ---------          ---------
    Cash provided by (used in) operations          449,986            378,227
                                                 ---------          ---------

Cash flows from investing activities:
  Capital expenditures, net                        (45,872)           (64,001)
  Advances under Indian Gaming Agreements          (36,289)          (754,550)
                                                 ---------           --------
    Cash used in investing activities              (82,161)          (818,551)
                                                 ---------           --------

Cash flows from financing activities:
  Net borrowing under promissory notes             (51,688)            76,307
  Proceeds from long term debt                        -             1,758,477
  Repayments of long-term debt and lease
   obligations                                    (262,452)        (1,478,947)
  Stock issuance for conversions and other           2,400               -
  Note receivable & redemption of common stock        -                  -
                                                 ---------          ---------
    Cash provided by (used in) financing
     activities                                   (311,740)           355,837
                                                 ---------          ---------

Net increase (decrease) in cash                     56,085            (84,487)



Cash, beginning of period                          164,923            160,598
                                                 ---------          ---------
Cash, end of period                             $  221,008         $   76,111


Supplemental disclosures of cash flow
 information:

  Interest paid                                 $  147,653         $   88,227

  Income taxes                                        -                10,000


       The accompanying notes are an integral part of these statements.


                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and six months ended October 31, 1999 are not indicative of the results of operations that may be expected for the year ending April 30, 2000.

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

As a part of the Management Contract approved by the NIGC on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"); the Company agreed to replace the advances receivable under the consulting agreement with a loan to the Tribes of $3,500,000 at 2% over prime, to be repaid over five years, for the repayments of prior advances, and for the construction and operation of the Stables gaming establishment. At April 30, 1999, the Company had advanced $3,500,000 to the Tribes under the contract and reported $647,285 current note receivable and $2,730,708 long-erm note receivable. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building.

The Company has capitalized approximately $5,267,114 and $5,540,113 at October 31, 1999 and April 30, 1999, respectively, of advances under consulting and management agreements with five Indian tribes. These advances are included on the Balance Sheet at October 31, 1999 as Notes Receivable-Current $647,285, Notes Receivable $2,421,420 and Advanced Costs of Indian Gaming $2,198,409. The Notes Receivable classifications represent advances to the Stables under the Management Agreement. The cost reported as Other Assets represent the advances to the tribes and under management consulting agreements for investments in land, buildings, and improvements including construction, engineering and architecture fees for the Princess Maria, Shawnee 206 and other properties. In the opinion of management, these advances will be recoverable through the gaming activities or, in event the Company is unsuccessful in establishing such operations, these advances will be recovered through the liquidation of the associated assets. These costs include the following:

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

8. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended October 31, 1999 and 1998. Stock options are included in 1999 and 1998 as common stock equivalents to the extent that they are dilutive. The Convertible debenture is included in fiscal 1998 and fiscal 1999 as a common stock equivalent since the debenture is dilutive. The convertible preferred stock is included in 1999 since the convertible preferred stock is dilutive.
Shares used in the per share computations are as follows:



                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                    October 31,               October 31,
                                 1999      1998            1999        1998


Common shares outstanding
 beginning of period         21,672,186   11,123,926   17,217,875  10,436,549

Cumulative increase in
 weighted average due to
 Common Stock Equivalent
 net of treasury stock          393,843      692,148    1,191,399    1,296,101

Cumulative increase in
 weighted average due to
 Convertible Debenture          725,547         -       1,592,546        -

Cumulative increase in
 weighted average due to
 Convertible Preferred           33,333     193,561     2,170,088     276,985

Cumulative increase in
 weighted average due to
 issues per acquisition
 and consulting agreements         -           -            -            -

Cumulative increase in
 weighted average due to
 issues per Nonqualified
 Stock Option Plans                -           -            -            -
                              ---------   ---------     ---------    --------
Weighted average shares,
 end of period               22,171,908  12,009,635    22,171,908  12,009,635



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview: Consolidated sales were $2,799,675 for the six months ended October 31, 1999, compared to $4,237,291 for the six months ended October 31, 1998, a decrease of 34%. Sales for the second fiscal quarter were $1,250,295 compared to $1,140,728 for the six months ended October 31, 1998. Sales for the six month period increased in the Aircraft Modifications segment (20%) and increased in the Monitoring Services segment (45%) and decreased in the Avionics segment (7%).

The Company recorded a net loss of $407,741 for the first half of fiscal 2000 compared to $12,317 in the same period of fiscal 1999. Income was $229,883 in the current quarter compared to $1,017 in the comparable period of fiscal 1999.

Aircraft Modifications (Avcon Industries, Inc.): Sales at Avcon Industries, Inc. decreased $1,813,353 (51%) from $3,541,150 in the first half of the prior year to $1,727,797 in the first half ending October 31, 1999. Gross profit decreased from $470,770 in the six months ending October 31, 1998 to $276,496 in the six months ending October 31, 1999. Second quarter fiscal 2000 sales were $737,567 compared to $751,180 in fiscal 1999. Second quarter gross profit was $(4,687) and $(12,420), respectively. This segment is continuing to work on the development of new products and expects to see an ncrease in sales and gross margin in the coming quarters of fiscal 2000.

Avionics (Woodson Avionics, Inc.): Avionics sales were $204,354 for the six months ended October 31, 1999 compared to $226,838 in the comparable period of the preceding year, a decrease of 7%. Operating earnings for the six months ended October 31, 1999, were $(6,650) compared to $(21,027) for the six months ended October 31, 1998. The Company believes the sales volume will remain relatively stable with steady growth for the next few years and hopes the relocation will allow this segment to expand and serve additional customers.

SCADA Systems and Monitoring Services (Butler National Services, Inc.):
Sales for the six months ended October 31, 1999 were $679,901 compared to sales of $465,721 for the comparable period of the prior year an increase of 45%. Gross profit for the six months ended October 31, 1999, was $289,314 compared to $180,497 for the six months ended October 31, 1998. Sales for the second quarter of fiscal 2000 were $312,720, an increase of $64,132 from the same quarter of fiscal 1999.

Temporary Services (Butler Temporary Services, Inc.):   This segment did not
recognize any revenue in the second quarter of fiscal 1999 and fiscal 2000. When the Company and the Tribes open the Kansas Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.

Indian Gaming Management:   This segment earned management fees of $77,141
and interest income e of $81,877 during the current quarter. (See comments under the Stables).

Management Services (Butler National Services Corporation):

                                  -General-

The Company received approximately $164,763 in management fees, $165,078 of interest income, reduced its debt by approximately $157,840 and incurred $15,297 in expenses in the first six months of fiscal 2000 and incurred $8,299 in the first six months of fiscal 1999 for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. Additionally, the Company amortized $74,896 and $41,406 in the first quarter of 2000 and 1999, respectively, related to shares issued for services rendered to the Company in that regard. Under the terms of an intercompany management agreement, management services is charged $33,333 per month for administrative costs

The Company has advanced $6,485,972 under the management consulting agreements with the Indian Tribes. Funds advanced for the tribes were used to purchase land, land improvements, and professional design fees related to the development of Indian Gaming facilities. Included in this receivable is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas, and a group of selected lots within the resort development. The Company has a net receivable value of $2,198,409 on the balance sheet as deferred advances under Indian Gaming agreements related to projects other than the Stables. The Company believes that in the event that the Indian tribes were unable to repay the advances, that this tract could be developed and sold for residential and commercial use, other than Indian gaming. Additional improvements, including access roads, water and sewer services, etc. are planned for this land. After these improvements, the land may be sold in small tracts. In the event of default, this may allow the Company to recover the majority, if not all, of the $2,198,409 advancement.

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

As a part of the Management Contract approved by the NIGC on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"); the Company agreed to loan the Tribes $3,500,000 at 2% over prime, to be repaid over five years, for the construction and operation of the Stables gaming establishment. At April 30, 1999, the Company had advanced a total of $3,500,000 to the Tribes under the contract and reported $647,285 current note receivable and $2,730,708 long-term note receivable. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building. The Stables grand opening was October 1, 1998. Since opening, the Company has received payments from the Stables to reduce the Company's loan from Miller & Schroeder by approximately $308,675 and interest income of $366,718. During the second quarter of fiscal 2000, $77,141 of undistributed management fee revenue was recognized.

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


COSTS AND EXPENSES

The consolidated gross profit percentage increased to 12% for the six months and 85% for the three months ended October 31, 1999, from a decline of 18.2% for the six months and 13.4% for the three months ended October 31, 1998.

Operating expenses (selling, general and administrative) in the six months ended October 31, 1999, were $1,113,245 or 39% of sales compared to $434,794 or 10.2% of sales for the six months ended October 31, 1998, an increase of $678,451 or 150%. Costs for the three month period were $(528,403) in fiscal 2000 and $(129,161) in fiscal 1999.

Interest expense for the six months ended October 31, 1999, was $147,653 compared to the first six months of the prior year of $88,227. The Company continues to use its line of credit to maintain operations. The increase in interest expense from the previous years quarter of operations is primarily due to the Miller & Schroeder loan for the Stables facility.

Other income(expense) is expense of $165,085 in the six months ended October 31, 1999 versus $31,487 for the six months ended October 31, 1998.

The Company employed 56 people at October 31, 1999, and 51 people at October 31, 1998.

EARNINGS

The Company recorded a loss of $218,017 from continuing operations and a loss of $189,723 from discontinued operations in the six months ended October 31, 1999. This is comparable to a profit of $12,317 in the six months ended October 31, 1998. Loss per share is $.01 and loss per share is $.02 for the six months ending October 31, 1999, and October 31, 1998, respectively. Second quarter earnings were $229,883 ($0.01 per share) in fiscal 2000 and $1,017 in fiscal 1999.

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

The Company had no material commitment for capital expenditures as of October 31, 1999, except for the advances to the Miami Tribe for the construction of the Miami County, Kansas gaming establishment.

LIQUIDITY

Borrowed funds have been used primarily for working capital. Bank debt is $419,886 at October 31, 1999, and was $436,260 at October 31, 1998. The
Company's unused line of credit was approximately $80,114 as of October 31, 1999, and approximately $313,740 as of October 31, 1998. The interest rate on the Company's line of credit is prime plus two, as of December 15, 1999, the interest rate is 10.25%.

The Company plans to continue using the promissory notes payable due in
February, 2000, as working capital.   The Company believes the extensions
will continue and does not anticipate the repayment of these notes in fiscal 2000. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

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

During fiscal 1999, the Company issued 1,949,261 shares for consulting, professional services and expenses in lieu of cash payments. During the first six months of fiscal 2000, 1,332,116 shares were issued to reduce the convertible preferred stock by $159,000. Convertible debt was reduced by $82,000 with the issuance of 1,226,162 shares of common stock.

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

As of December 15, 1999, there are no other known legal proceedings pending against the Company. The Company considers all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. The Company believes that the resolution of those unknown claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 2.   Changes in Securities

The Company issued 1,332,116 shares of common stock related to the convertible preferred stock, and 1,226,162 shares of common stock related to the convertible debenture.

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

(B) Reports on Form 8-K.

The Company filed a Form 8-K dated August 10, 1999, reporting under Item 4, Change in Registrant's Certifying Accountant regarding the resignation of the Company's auditor.

The Company filed a Form 8-K dated August 23, 1999, reporting under Item 4, Change in Registrant's Certifying Accountant regarding the resignation of the Company's auditor and subsequent correspondence between the auditor and the SEC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BUTLER NATIONAL CORPORATION
                                            (Registrant)





December 15, 1999                    /S/Clark D. Stewart
     Date                            Clark D. Stewart
                                     President and Chief Executive Officer


December 15, 1999                    /S/Robert E. Leisure
     Date                            Robert E. Leisure
                                     Chief Financial Officer