Form 10-Q
period 2000-01-31
BUTLER NATIONAL CORP
filed 2000-03-10
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
           Quarterly Report Pursuant to Section 13 or 15(d) of the
      X    Securities Exchange Act of 1934

           For the quarter ended January 31, 2000

           Transition Report Pursuant to Section 13 or 15 (d) of the Security Exchange Act of 1934

           For the quarter ended January 31, 2000

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


     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of January 31, 2000, was 21,171,980 shares.

                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


                                   INDEX

PART I.        FINANCIAL INFORMATION:


                                                                      Page No.

     Consolidated Balance Sheets - January 31, 2000
        and April 30, 1999 (not audited)........................          3

     Consolidated Statements of Income - Three
        Months ended January 31, 2000 and 1999..................          4

     Consolidated Statements of Income - Nine
        Months ended January 31, 2000 and 1999..................          5

     Consolidated Statements of Cash Flows - Nine
        Months ended January 31, 2000 and 1999..................          6

     Notes to Consolidated Financial Statements.................          7-10

     Management's Discussion and Analysis
        Financial Condition and Results of Operations...........         10-14

PART II.

     OTHER INFORMATION..........................................         15


     SIGNATURES.................................................         16


             BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

ASSETS                                                  01/31/00     4/30/99
                                                      (unaudited) (unaudited)

Current Assets:
     Cash                                               $ 118,744    $164,923
     Accounts receivable, net of allowance for
          doubtful accounts of $68,886 at January 31,     479,000     451,334
          and $68,886 at April 30, 1999
     Note  receivable - current                           647,285     647,285

     Contracts in process                                    -        405,937
     Inventories:
          Raw materials                                 1,179,599   1,216,098
          Work in process                                 288,250     333,399
          Finished goods                                  109,931      68,310
                                                  ----------------------------
                                                        1,577,780   1,617,807
      Prepaid expenses and other assets                     6,309      72,634
                                                  ----------------------------
               Total current assets                     2,829,118   3,359,920

Note receivable                                         2,176,694   2,730,708

Supplemental Type Certificates                          1,352,819   1,392,611

Property, Plant and Equipment:
     Land & Building                                      673,878     673,878
     Machinery and equipment                            1,198,551   1,198,541
     Office furniture and fixtures                        608,412     585,968
     Leasehold improvements                                33,959      33,959
                                                  ----------------------------
               Total cost                               2,514,800   2,492,346

     Accumulated depreciation                          (1,435,833) (1,275,145)
                                                  ----------------------------
                                                        1,078,967   1,217,201


Other Assets (Note 1):
     Deferred costs of Indian Gaming                    2,192,127   2,162,120
     Aircraft and aircraft parts                        1,620,666     460,281
     Other assets                                          57,438      91,910
                                                  ----------------------------
               Total Other Assets                       3,870,231   2,714,311

               Total assets                           $11,307,829 $11,414,751
                                                         ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY                    01/31/00     4/30/99
                                                       (unaudited) (unaudited)
Current Liabilities:
     Bank overdraft payable                        $       56,782    $119,942
     Promissory notes payable                             438,035     471,575
     Current maturities of long-term debt                 827,613     571,345
     Accounts payable                                     648,037     715,840
     Customer Deposits                                     10,000     582,314
     Accrued liabilities -
          Compensation and compensated absences            97,266      99,190
          Other                                           166,674     199,851
                                                  ----------------------------
               Total current liabilities                2,244,407   2,760,057

Long-Term Debt, net of current maturities               3,903,104   2,105,596
Convertible debentures                                    503,000     650,000
Other liabilities                                            -        769,319
                                                  ----------------------------
               Total liabilities                        6,650,511   6,284,972

Commitments and contingencies:
Liabilities of discontinued operations                       -          -
Shareholders' equity:
     Preferred stock, par value $5:
          Authorized, 200,000 shares, all classes
          $1,000 Class B, 6%, cumulative if earned,
             liquidation and redemption value $1,000,
             issued and outstanding, 693 shares in
             1999 &  173,445 439 shares at 1/31/00        173,445     313,603
     Common stock, par value $.01:
          Authorized, 40,000,000 shares
          Issued 15,387,087 in 1999 and
          21,171,980 at Jan. 31, 2000,                    211,720     153,871
          Common stock warrants                             8,807       8,807
          Capital contributed in excess of par          8,177,201   8,282,731
     Note receivable from officer arising from
            stock purchase agmt.                             -          -
     Unearned service contracts                          (434,376)   (434,376)
     Treasury stock, at cost (No preferred at 1/30
       &  no preferred in 1999)                        (1,200,000) (1,537,240)
          and common 600,000 at 01/31 & 775,000
          at 4/30/99)
     Retained earnings                                 (2,279,479) (1,657,617)
          (Deficit of $11,938,813 eliminated
           October 31, 1992)
                                                 -----------------------------
               Total shareholders' equity               4,657,318   5,129,779
                                                 -----------------------------
               Total liabilities and
                shareholders' equity                 $ 11,307,829 $11,414,751
                                                         ========    ========


      The accompanying notes are an integral part of these balance sheets.


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME





                                                      THREE MONTHS ENDED
                                                          January 31,

                                                    2000              1999
                                                 (unaudited)      (unaudited)

 Net sales                                      $  980,605         $  594,994

 Cost of sales                                     857,851            600,538
                                                ----------         ----------

                                                   122,754             (5,544)

 Selling, general and administrative expenses      601,464            582,929

                                                ----------         -----------
  Operating income (loss)                         (478,710)          (588,473)

  Other income (expense):
  Interest expense                                 (93,009)           (74,466)
  Interest revenue                                  79,811             87,799
  Other expense                                        513             (4,616)

                                                ----------        ------------
Other income (expense)                             (12,685)             8,717

 Income (loss) from continuing operations         (491,395)          (579,756)

 Profit or (loss) from discontinued operations        -                  -


                                                ----------        ------------
Income (loss) before taxes                        (491,395)          (579,756)

 Provision for income tax (benefit)                206,386            243,498
                                                ----------        ------------
    Net income (loss)                           $ (285,009)       $  (336,258)

                                                 =========          =========

 Basic earnings (loss) per common share              (.02)               (.03)


   Shares used in per share calculation        15,781,554          11,302,885

 Diluted earnings (loss) per common share            (.01)               (.03)

  Shares used in per share calculation
   (see Note 7)                                22,789,054          12,737,885


      The accompanying notes are an integral part of these statements.



                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                                    NINE MONTHS ENDED
                                                        January 31,

                                                  2000                1999
                                              (unaudited)         (unaudited)

 Net sales                                    $3,780,281          $4,866,961

 Cost of sales                                 2,782,115           4,094,205

                                              ----------          ----------

                                                 998,166             772,756

 Selling, general and administrative expenses  1,627,159           1,017,724
                                              ----------          ----------
  Operating income                              (628,993)           (244,968)

 Other income (expense):
  Interest expense                              (240,662)           (162,693)
  Interest income                                244,897             119,285
 Other expense                                     2,897              24,521
                                              ----------          ----------
  Other income (expense)                           7,132             (18,887)
                                              ----------          ----------
 Income (loss) from continuing operations       (621,861)           (263,855)
 Profit or (loss) on discontinued operations        -               (259,989)

 Income(loss) before taxes                      (621,861)           (523,844)

 Provision for income tax (benefit)              261,182             220,014
                                              ----------          ----------
    Net income (loss)                         $ (360,679)         $ (303,830)
                                                ========           =========

 Basic earnings (loss) per common share             (.02)               (.03)

  Shares used in per share calculation         15,781,554         11,302,885

 Diluted earnings (loss) per common share           (.02)               (.02)

  Shares used in per share calculation
   (see Note 7)                                22,789,054         12,737,885

                                               ==========         ==========
       The accompanying notes are an integral part of these statements.


                   BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Nine Months Ended January 31,
                                                  2000               1999
                                              (unaudited)        (unaudited)
Cash flows from operating activities:

   Net income                                $  (360,679)       $  (303,830)
     Adjustments to reconcile income to
     net cash used in operations:
  Deferred income taxes (benefit)               (261,182)          (220,014)
  Depreciation                                   160,688            153,794
  Amortization of intangible assets               39,792             79,658
  Provision for uncollectible accounts              -                  -
  Gain on retirement of fixed asset                 -                  -

  Provision for obsolete inventories                -                  -
  Amortization of service contracts                 -                78,399

   Changes in assets and liabilities:
  Accounts receivable                            (27,666)            65,388
  Contracts in process                           405,937            551,610
  Inventories                                     40,027           (424,690)
  Supplemental Type Certificates                    -               (40,628)
  Prepaid expenses and other current assets       66,325              6,256
  Other assets                                (1,125,913)             6,832
  Accounts payable                               (67,803)           270,325
  Bank overdraft payable                         (63,160)              -
  Customer deposits                             (572,314)            42,708
  Accrued liabilities                             67,899           (114,189)
  Settlement agreement                              -                 9,592
  Note Receivable                                554,014             41,733
  Note payable                                   215,230               -
                                              ----------         ----------
       Total adjustments                        (568,126)           506,774
                                              ----------         ----------
     Cash used in operations                    (928,805)           202,944
                                              ----------         ----------
Cash flows from investing activities:
     Capital expenditures, net                   (22,454)           (64,001)
  Deferred costs of Indian Gaming                (30,007)          (814,031)
  Aircraft and aircraft parts                       -                   -
                                              ----------         ----------
     Cash used in investing activities           (52,461)          (878,032)
                                              ----------         ----------
Cash flows from financing activities:
  Net borrowing under promissory notes           (33,540)              -
  Proceeds from long term debt                 1,405,000          2,008,477
  Retirement of convertible debentures              -                  -
  Repayments of long-term debt and lease
   obligations                                  (438,773)        (1,478,947)
Stock issuance for conversions and other           2,400               -
  Note receivable & redemption of common stock      -                  -
                                              ----------          ---------
     Cash provided by (used in) financing
      activities                                 935,087            678,144
                                              ----------          ---------
Net increase (decrease) in cash                  (46,179)             3,056


Cash, beginning of period                        164,923            160,598
                                              ----------          ---------
Cash, end of period                        $     118,744     $      163,654

Supplemental disclosures of cash flow
 information:
  Interest paid                            $     240,662     $       162,693
  Income taxes paid                                 -                 10,000

   The accompanying notes are an integral part of these statements.


                   BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and nine months ended January 31, 2000 are not indicative of the results of operations that may be expected for the year ending April 30, 2000.

     For further information, refer to the Consolidated Financial Statements and Footnotes included in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1999.

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

3. Indian Gaming: The Company is advancing funds for the establishment of Indian gaming. These funds have been capitalized in accordance with Statements of Financial Accounting Standards (SFAS) 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Such standard requires costs associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of that project. The realization of these advances is predicated on the ability of the Company and their Indian gaming clients to successfully open and operate the proposed casinos. There is no assurance that the Company will be successful. The inability of the Company to recover these advances could have a material adverse effect on the Company's financial position and results of operations.

Advances to the tribes and for gaming developments are capitalized and recorded as receivables from the tribes. These receivables, shown as Advances for Indian Gaming Development on the balance sheet, represent costs to be reimbursed to the Company pending approval of Indian gaming in several locations. The Company has agreements in place which require payments to be made to the Company for the respective projects upon opening of Indian gaming facilities. Once gaming facilities have gained proper approvals, the Company will enter into note receivable arrangements with the tribe to secure reimbursement of advanced funds to the Company for the particular project. The Company currently has one note receivable shown as Note Receivable From Indian Gaming Development on the balance sheet.

The Company has capitalized approximately $2,823,979 and $3,377,993 at January 31, 2000 and April 30, 1999, respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,192,127 and $2,162,120 at January 31, 2000 and April 30, 1999 respectively. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company could be sold to recover costs in the projects.

As a part of a Management Contract approved by the National Indian Gaming Commission (NIGC) on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the Tribes), the Company agreed to convert their current unsecured receivable from the Tribes to a secured note receivable with the Tribes of $3,500,000 at 2 percent over prime, to be repaid over five years, for the construction of the Stables gaming establishment and reimbursement for previously advanced funds. At April 30, 1999, the Company had advanced $3,500,000 to the Tribes under the contract and had reported $647,285 as a current note receivable and $2,730,708 as a long-term note receivable. Security under the contract includes the Tribe's profits from all tribal gaming enterprises and all assets of the Stables except the land and building. The Company is currently receiving payments on the note and its management fee on the Stables' operation.

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

7. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended January 31, 2000 and 1999. Stock options are included in 1999 and 1998 as common stock equivalents to the extent that they are dilutive. The Convertible debenture is included in fiscal 1998 and fiscal 1999 as a common stock equivalent since the debenture is dilutive. The convertible preferred stock is included in 1999 since the convertible preferred stock is dilutive. Shares used in the per share computations are as follows:


                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                   January 31,           January 31,
                               2000          1999     2000         1999

Common shares outstanding
 beginning of period        22,171,908   12,009,635  17,217,875   10,436,549

Cumulative increase in         315,638      588,455   1,507,037    1,884,556
 weighted average due to
 Common Stock Equivalent
 net of treasury stock

Cumulative increase in          35,608         -      1,628,151        -
 weighted average due to
 Convertible Debenture

Cumulative increase in            -            -          -            -
 weighted average due to
 issues per acquisition
 and consulting agreements

Cumulative increase in        265,903       139,795   2,435,991     416,780
 weighted average due to
 Convertible Preferred

Cumulative increase in            -            -          -            -
 weighted average due to
 issues per Nonqualified
 Stock Option Plans
                            ----------    ----------   ----------   ---------
Weighted average shares,
 end of period              22,789,054    12,737,885   22,789,054  12,737,885

8. The distribution of revenue and expense between the gaming and non-gaming segments is shown below. Gaming revenue is the management fees due Butler National Service Corporation under the terms of the Management Agreement with the Indian tribes. Interest revenue exceeds interest expense because the note receivable to the Company from the Stables exceeds the Company's debt to Miller & Schroeder. The Stables is amortizing the note over the five year contract term. These amounts are presented without an audit of the Company or the Stables. The segment revenue and/or the distribution of costs between the segments are subject to change as the individual segments are audited.

                            For the quarter ended January 31, 2000
                            Non-gaming     Gaming
                            Segments       Segment        Consolidated

Net sales                      902,206     78,399              980,605

Cost of sales                  857,851       -                 857,851

                               _______________________________________

                                44,355     78,399              122,754

Selling, general and
 administrative expenses       500,219    101,245              601,464

                               _______________________________________

Operating income              (455,864)   (22,846)            (478,710)

Other income (expense):
  Interest expense             (55,439)   (37,570)             (93,009)
  Interest revenue                 327     79,484               79,811
  Other income (expense)            13        500                  513
                               _______________________________________

     Other expense             (55,099)    42,414              (12,685)

Income (loss) continuing
  operations before taxes     (510,963)    19,568             (491,395)
                               =======================================


                            For the nine months ended January 31, 2000
                            Non-gaming     Gaming
                            Segments       Segment        Consolidated

Net sales                    3,537,118    243,163            3,780,281

Cost of sales                2,782,115       -               2,782,115

                               _______________________________________

                               755,003    243,163              998,166

Selling, general and
 administrative expenses     1,297,990    329,168            1,627,158

                               _______________________________________

Operating income              (542,987)   (86,005)            (628,992)

Other income (expense):
  Interest expense            (125,347)  (115,315)            (240,662)
  Interest revenue                 335    224,562              244,897
  Other income (expense)           351      2,545                2,896
                               _______________________________________

     Other expense            (124,661)   131,792                7,131

Income (loss) continuing
  operations before taxes     (667,648)    45,787             (621,861)
                               =======================================



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview: Consolidated sales were $3,780,281 for the nine months ended January 31, 2000, compared to $4,866,961 for the nine months ended January 31, 1999, a decrease of 22.3%. Sales for the third fiscal quarter were $980,605 compared to $594,994 for the three months ended January 31, 1999. Sales for the nine month period decreased in the Avionics segment (24%), and increased in the Monitoring Services segments (24%), and decreased in the Aircraft Modifications segment (37%).

The Company recorded a net (loss) of $(360,679) for the first nine months of fiscal 2000 compared to a loss of $303,830 in the same period of fiscal 1999. Income was a loss of $(285,009) in the current quarter compared to a loss of $(336,258) in the comparable period of fiscal 1999.

Selling, General and Administrative expenses increased $18,535 in the current quarter and increased $609,435 for the nine months ending January 31, 2000.

Aircraft Modifications (Avcon Industries, Inc.): Sales at Avcon Industries, Inc. decreased $1,391,383 (37%) from $3,779,710 in the first nine months of the prior year to $2,388,327 in the first nine months ending January 31, 2000. Gross profit decreased from $299,945 in the nine months ending January 31, 1999 to $235,756 in the nine months ending January 31, 2000. Third quarter fiscal 2000 sales were $660,529 compared to $238,559 in fiscal 1999. Third quarter gross profit was a loss of $(40,740) and a loss of $170,824,
respectively.   The fiscal 1998 sales included the sale of a learjet for
$1,200,000.

Avionics (Woodson Avionics, Inc.): Avionics sales were $283,100 for the nine months ended January 31, 2000 compared to $335,194 in the comparable period of the preceding year, a decrease of 15%. The decrease was a result
of reduced sales to the Boeing McDonnell division.   Operating earnings for
the nine months ended January 31, 2000, were $(99,803) compared to a loss of $(25,634) for the nine months ended January 31, 1999. The Company believes the sales volume will remain relatively stable with steady growth from new projects for the next few years and hopes.

SCADA Systems and Monitoring Services (Butler National Services, Inc.):
Sales for the nine months ended January 31, 2000 were $886,595 compared to sales of $713,079 for the comparable period of the prior year an increase of 24%. Sales were up when compared to the prior year because of a special project completed in fiscal year 2000. Gross profit for the nine months ended January 31, 2000, was $363,488 compared to $273,758 for the nine months ended January 31, 1999. Sales for the third quarter of fiscal 2000 were $193,203, a decrease of $43,761 from the same quarter of fiscal 1999.

Temporary Services (Butler Temporary Services, Inc.):   This segment did not
recognize any revenue in the third quarter of fiscal 1999 and fiscal 2000. When the Company and the Tribes open the Kansas Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.

Indian Gaming Management: This segment earned net income of $19,568 during the current quarter and approximately $45,787 for the nine months. (See comments under the Stables).

Management Services (Butler National Services Corporation):

                                -General-

The Company received approximately $243,163 in management fees, $244,561 of interest income and reduced its debt by approximately $238,706 in the first nine months of fiscal 2000 associated with its continued efforts to explore
service opportunities related to the Indian Gaming Act of 1988.   Under the
terms of an intercompany management agreement, management services is charged $33,333 per month for administrative costs.

The Company advances funds under the management consulting agreements with the Indian Tribes. Funds advanced for the tribes were used to purchase land, land improvements, and professional design fees related to the development of Indian Gaming facilities. Included in this receivable is 160 acres of land, located adjacent to the Linn Valley Lakes resort and residential development in Linn County, Kansas, and a group of selected lots within the resort development. The Company has a net receivable value of $2,192,127 on the balance sheet as deferred advances under Indian Gaming agreements related to projects other than the Stables. The Company believes that in the event that the Indian tribes were unable to repay the advances, that this tract could be developed and sold for residential and commercial use, other than Indian gaming. Additional improvements, including access roads, water and sewer services, etc. are planned for this land. After these improvements, the land may be sold in small tracts. In the event of default, this may allow the Company to recover the majority, if not all, of the $2,192,127 advancement.

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

In the fall of 1998, the United States District Court for the District of Kansas ruled that the Princess Maria Miami Reserve No. 35 was suitable for Indian gaming under the IGRA. As a result of this determination and the final approval of the Management Agreement on January 7, 2000, the reserve of the advances to the Miami Tribe of Oklahoma under the consulting agreement and management agreement was reduced $650,846. Increases and decreases to a reserve for each Indian gaming consulting engagement are reported as expenses or income of the gaming segment. The total advances to the engagements less the balance of the reserves are reported as net on the consolidated financial statements.

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

As a part of the Management Contract approved by the NIGC on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"); the Company agreed to loan the Tribes $3,500,000 at 2% over prime, to be repaid over five years, for the construction and operation of the Stables gaming establishment. At April 30, 1999, the Company had advanced a total of $3,500,000 to the Tribes under the contract and reported $647,285 current note receivable and $2,730,708 long-term note receivable. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building. The Stables grand opening was October 1, 1998. Since opening, the Company has received payments from the Stables to reduce the Company's loan from Miller & Schroeder by approximately $481,064 and interest income of $446,202. During the third quarter of fiscal 2000, $78,400 of undistributed management fee revenue was recognized.

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

COSTS AND EXPENSES

The consolidated gross profit percentage increased by 29% for the nine months and 314% for the three months ended January 31, 2000, from a decline of 15.8% for the nine months and .9% for the three months ended January 31, 1999.

Operating expenses (selling, general and administrative) in the nine months ended January 31, 2000, were $1,627,159 or 43% of sales compared to $1,017,724 or 20.9% of sales for the nine months ended January 31, 1999, an increase of $609,435 or 59%. Costs for the three month period were $601,464 in fiscal 2000 and $582,929 in fiscal 1999. These increased costs are directly related to the development of new products for the Avionics segment.

Interest expense for the nine months ended January 31, 2000, was $240,662 compared to the first nine months of the prior year of $162,693. The Company continues to use its line of credit to maintain operations. The Company acquired a Lear 35 during fiscal 1996 for debt on an inventory floor plan of $1,500,000, the majority of the increase in interest expense relates to this acquisition and the related debt and the increased borrowing on the credit line.

Other income(expense) is income of $2,897 in the nine months ended January 31, 2000, versus income of $24,520 for the nine months ended January 31, 1999.

The Company employed 60 people at January 31, 2000, and 67 people at January 31, 1999.

EARNINGS

The Company recorded a loss of $(360,679) in the nine months ended January 31, 2000. This is comparable to a loss of $(303,830) in the nine months ended January 31, 1999. Income per share is a loss of ($.02) per share and ($.02) for the nine months ending January 31, 2000, and January 31, 1999, respectively. Third quarter earnings were $(285,009) ($0.01 per share) in fiscal 2000 and a $(336,258) ($0.03 per share) in fiscal 1999.

CAPITAL RESOURCES

The Company had no material commitment for capital expenditures as of January 31, 2000, except for the contingent advances to the Miami Tribe and Modoc Tribe for the construction of the gaming establishment. The Company has advanced approximately $3,500,000 under the approved management contract.

LIQUIDITY

Borrowed funds have been used primarily for working capital. Bank debt is $4,066,144 at January 31, 2000, and was $2,308,094 at January 31, 1999. The
Company's unused line of credit was approximately $61,964 as of January 31, 2000, and approximately $159,793 as of January 31, 1999. The interest rate on the Company's line of credit is prime plus two, as of January 31, 2000, the interest rate is 10.5%.

The Company plans to continue using the promissory notes payable due in
February, 2000, as working capital.   The Company believes the extensions
will continue and does not anticipate the full repayment of these notes in fiscal 2000. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

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

During the first nine months of fiscal 2000, 3,299,131 shares were issued to reduce the convertible preferred stock by $256,500.

The Company's common stock is registered with the NASDAQ market system under the symbol BUKS. The stock was listed as a small cap stock until January 20, 1999. The stock was delisted from the small cap category and now is listed in the over-the-counter (OTCBB) category. Since the delisting, the stock continues to trade and to be offered by twelve (12) market makers. The Company has not experienced a change in liquidity as a result of the delisting. However, the Company's depressed stock price, resulting from the constant selling pressure of the conversion shares may reduce the liquidity of the Company's stock in the market and therefore, the ability to raise capital through the issue of equity securities.

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


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          The Company issued 1,967,015 and 1,300,000 shares of common stock for the convertible preferred and convertible debentures respectively during the 3rd quarter of fiscal 2000.

          The Company retired $337,240 of its Treasury Stock.

          The Company issued 125,000 shares of common stock in lieu of cash payment.

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


             (B) Reports on Form 8-K.

             On November 1, 1999 the Company reported under Item 4, the engagement of its new auditor.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          BUTLER NATIONAL CORPORATION
                                 (Registrant)





March 10, 2000                            /S/ Clark D. Stewart
    Date                                  Clark D.Stewart, President
                                          and Chief Executive Officer)





March 10, 2000                            /S/ Robert E. Leisure
        Date                              Robert E. Leisure,
                                          Chief Financial Officer