Form 10-K/A
period 1998-04-30
BUTLER NATIONAL CORP
filed 2000-03-20
CIK 15847

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                              FORM 10-K/A

(Mark One)

             Annual Report Pursuant to Section 13 or 15(d) of the

    X           Securities Exchange Act of 1934 (Fee Required)

                  For the fiscal year ended April 30, 1998

           Transition Report Pursuant to Section 13 or 15(d) of the

                Security Exchange Act of 1934 (No Fee Required)


           For the Transition Period from __________ to __________.

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-
K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $5,960,442 at July 17, 1998, when the average bid and asked prices of such stock was $0.59375.

     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 17, 1998, was 11,640,521 shares.

DOCUMENTS INCORPORATED BY REFERENCE:      NONE

This Form 10-K consists of 68 pages (including exhibits). The index to exhibits is set forth on pages 30-34.

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

Current Activities:  The Company's current product lines and services include:

(1) Aircraft Modifications - principally includes the modification of business-size aircraft from passenger to freighter configuration, addition of aerial photography capability, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dasault Falcon aircraft along with other modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon").

(2) Avionics - principally includes the manufacture of airborne radio and instrument switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90 and the KC-10 aircraft. We provide these services through our subsidiary, Woodson Avionics, Inc. ("Switching Units", "Avionics" or "WAI").

(3) Gaming - principally includes business management services and advances to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. We provide these services through our subsidiary, Butler National Service Corporation ("Management Services", "Gaming" or "BNSC").

(4) SCADA Systems and Monitoring Services - principally includes the monitoring of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector and related repair services. We provide these services through our subsidiary, Butler National Services, Inc. ("Monitoring Services" or "BNS").

(5) Temporary Services - provides temporary employee services for corporate clients. We provide these services through our subsidiary, Butler Temporary Services, Inc. ("Temporary Services" or "BTS").

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


                              REGULATIONS

Regulation under Federal Aviation Authority. The Company's Avionics and Modifications segments are subject to regulation by the Federal Aviation Authority (the "FAA"). The Company manufactures products and parts under FAA Parts Manufacturing Authority (PMA) requiring qualification and traceability of all materials and vendors used by the Company. The Company makes aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA. The Company repairs aircraft parts pursuant to the authority granted by its FAA Authorized Repair Station. Violation of the FAA regulations could be detrimental to the Company's operation in these business segments.

Licensing and Regulation under Indian Law. Before commencing gaming operations (Class II or Class III) on Indian Land, the Company must obtain the approval of various regulatory entities. Gaming on Indian Land is extensively regulated by Federal, State and Tribal governments and authorities. Regulatory changes could limit or otherwise materially affect the types of gaming that may be conducted on Indian Land. All aspects of the Company's proposed business operations on Indian Lands are subject to approval, regulation and oversight by the BIA, the Secretary of the United States Department of the Interior (the "Secretary") and the National Indian Gaming Commission. The Company's proposed management of Class III gaming operations in Kansas and Oklahoma are also subject to approval of a Class
III Gaming Compact between the Indian Tribe and the States of Kansas
and/or Oklahoma.   Failure of the Company to comply with applicable laws
or regulations, whether Federal, State or Tribal, could result in, among other things, the termination of any management agreements which would have a material adverse effect on the Company. Management agreement terms are also regulated by the IGRA, which restricts initial terms to five years and management fees to 30% of the net profits of the casino, except in certain circumstances where the term may be extended to seven years and the management fee increased to 40%. Management agreements with Indian Tribes will not be approved by the Commission unless, among other things, background checks of the directors and officers of the manager and its ten largest holders of capital stock have been satisfactorily completed. The Company will also be required to comply with background checks as specified in Tribal-State Compacts before it can manage gaming operations on Indian Land. Background checks by the Commission may take up to 180 days, and may be extended to 270 days by written notice to the Miami Tribe. There can be no assurance that the Company would be successful in obtaining the necessary regulatory approvals for its proposed gaming operations on a timely basis, or at all.

Licensing and Regulation under Kansas Law. Present and future shareholders of the Company are and will continue to be subject to review by regulatory agencies. In connection with the Company's proposed operation of a Class III Shawnee Tribe casino or a Class III Miami Tribe casino in Kansas, the Company, the appropriate Indian Tribe and the key personnel of all entities may be required to hold Class III licenses approved in the respective state prior to conducting operations. The failure of the Company or the key personnel to obtain or retain a license in these states could have a material adverse effect on the Company or on its ability to obtain or retain Class III licenses in other jurisdictions. Each such State Gaming Agency has broad discretion in granting, renewing and revoking licenses. Obtaining such licenses and approvals will be time consuming and cannot be assured. The State of Kansas has approved pari-mutuel dog and/or horse racing for non-Indian organizations. The State of Kansas operates lottery and keno games for the benefit of the State. There is no assurance that a Tribal/State Compact between the Tribes and the State of Kansas can be completed. If the Compact is not approved, there could be a material adverse effect on the Company's plans for Class III gaming in Kansas.

As a condition to obtaining and maintaining a Class III license, the Company must submit detailed financial and other reports to the Indian Tribe and the Agency. Any person owning or acquiring 5% or more of the Common Stock of the Company must be found suitable by the Agency, and the Agency has the authority to require a finding of suitability with respect to any shareholder regardless of the percentage of ownership. If found unsuitable by the Agency or the Indian Tribe, the shareholder must offer all of the Units held by such shareholder to the Company for cash at the Offering price less a fifteen percent (15%) administrative charge and the Company must purchase such Units within ten days of the offer. The shareholder is required to pay all costs of investigation with respect to a determination of his/her suitability. In addition, each member of the board of directors and certain officers of the Company are subject to a finding of suitability by the Agency and the Indian Tribe.


Discontinued Operations:

On April 14, 1998, the Company discontinued the operation of its food distribution operations conducted by RF, Inc., and Valu Foods, Inc., wholly owned subsidiaries of the Company. These operations are being liquidated and we do not plan any future operations in the food distribution industry.

The Company acquired RF, Inc., on April 21, 1994.  The individuals
(Marvin J. Eisenbath, "MJE") who sold RF, Inc. to us had sought for some time to reacquire the ownership of RF, Inc. MJE (the Employee) filed a lawsuit against us seeking to rescind the sale of RF, Inc. stock and for damages. We reached an agreement with MJE to settle and release all claims and counterclaims effective April 30, 1997, (Release Agreement). MJE dismissed the lawsuit with prejudice. In addition to the releases, under the terms of the agreement, we received, on June 26, 1997, 600,000 shares of the Company's common stock and a commitment for certain payments over the next three years. On June 21, 1997, we released MJE from the terms of his employment contract and the April 24, 1994 Stock Purchase Agreement, including his agreement not to compete with us in the food distribution industry. Costs associated with this transaction totaled $1,054,000 and were expensed in fiscal year 1997. As a result of resolving the dispute and the ultimate release from the employment agreement, we received compensation and recorded a gain of $1,043,000, restated herein, (principally noncash) in the first quarter of 1998. See Footnote 1 of Annual Report for further discussion.

On March 27, 1998, three companies filed a petition for involuntary bankruptcy against RF, Inc. On May 12, 1998, the court determined that RF, Inc. was bankrupt and a trustee was appointed on June 11, 1998. All the assets of RF, Inc. were pledged as security for the bank line of credit.

The bank was to obtain control of all the assets of RF, Inc. and we planned to cooperate in the collection of accounts receivable through a law firm, the liquidation of the inventory and to purchase the fixed assets, primarily office equipment, from the bank. The RF, Inc.
bank debt was approximately $638,000, plus interest and legal collection costs. We believed that an orderly liquidation of the assets and the sale of the fixed assets would allow the bank to recover the amount due on the bank line of credit.

As of April 30, 1998, the operations of RF, Inc. have been deconsolidated because of the Chapter 7 involuntary bankruptcy liquidation. The entire investment in RF, Inc. was written-off through the 1998 loss from discontinued operations. The assets and liabilities of RF, Inc. at April 30, 1998, were comprised of accounts receivable $716,478, inventory $359,103, other assets $44,423, bank liabilities $637,947 and other accrued liabilities $397,903. The revenues associated with RF, Inc. for the years ended 1998, 1997, and 1996 were $3,783,132, $17,478,540, and
$13,685,871 respectively.

We also discontinued the operation of its retail food store, Valu Foods, Inc. We planned to liquidate the Valu Foods, Inc. assets in the ordinary course of business and the store will close the sooner of the completion of the inventory liquidation or on January 31, 1999, when the lease expires. The loss on discontinued operations is approximately $23,965 (net of tax). The loss includes anticipated legal costs, rental costs and payroll.

As of April 30, 1998, the operations of Valu Foods, Inc. have been discontinued due to the planned closing of the wholly owned subsidiary. The entire investment in Valu Foods, Inc. was written-off through the 1998 loss from discontinued operations. The assets and liabilities of Valu Foods, Inc. at April 30, 1998, were comprised of property, plant and equipment including leasehold improvements of $175,446 and inventory $24,779. The revenues associated with Valu Foods, Inc., for the year ended 1998 were $143,550.

Subsequent to the initial issuance of the April 30, 1998, fiscal year financial statements, the bankruptcy court ruled July 20, 1999, on the bankruptcy filing of the Company. Subsequent to April 30, 1998, the bank was not allowed to immediately assume control of the collateralized assets for liquidation and as such, required us to pay the bank the amount due and the court costs in total, including interest, aggregating $700,000. A charge to Profit and Loss for this payment was recorded in fiscal year 1999 based upon the final court action.

Financial Information about Industry Segments

     Information with respect to the Company's industry segments are found at Note 13 of Notes to Consolidated Financial Statements for the year ended April 30, 1998, located herein at page 62.

Narrative Description of Business

     Aircraft Modifications: Our subsidiary, Avcon, modifies business type aircraft at Newton, Kansas. The modifications include aircraft conversion from passenger to freighter configuration, addition of aerial photography capability, stability enhancing modifications for Learjets, and other special mission modifications. Avcon offers aerodynamic and stability improvement products for selected business jet aircraft.

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

     Avcon owns over 200 STC's. When the STC is applicable to a multiple number of aircraft it is categorized as Multiple-Use STC. These Multiple-Use STC's are considered a major asset of the Company. Some of the Multiple-Use STC's include the Beechcraft Extended Door, Learjet AVCON FINS, Learjet Extended Tip Fuel Tanks, Learjet Weight Increase Package and Dasault Falcon 20 Cargo Door.

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

     Avionics - Switching Units:  The Company has an agreement with
Boeing McDonnell Douglas to manufacture and repair airborne switching systems for Boeing McDonnell Douglas and its customers. The Company subcontracts with its wholly owned subsidiary, Woodson Avionics, Inc., for the manufacture and repair of Switching Units. Switching Units are used to switch the presentation to the flight crew from one radio system to another, from one navigational system to another and to switch instruments in the aircraft from one set to another. The Switching Units are designed and manufactured to meet Boeing McDonnell Douglas and FAA requirements. Most Boeing McDonnell Douglas commercial aircraft are equipped with one or more Butler National Switching Units.

     Marketing is accomplished directly between the Company and Boeing McDonnell Douglas. Competition is minimal. However, sales are directly related to Boeing McDonnell Douglas' production of DC-9, DC-10, DC9/80, MD-80, MD-90, MD-11 and KC-10 tanker aircraft. The current Boeing McDonnell Douglas contract has been extended through fiscal year 1999. However, the customer plans to stop aircraft production in the year 2000. The impact on our business of stopping production will be minimal due to planning on this issue for many years. The Company has received additional contracts for these products which has sustained our business.

     Avionics provides new replacement units and overhaul service directly to the major airlines using the aircraft manufactured by McDonnell Douglas. This part of the Avionics business segment is growing to offset the loss of sales from the original equipment units.

     The Company sells to Boeing McDonnell Douglas on terms of 2% 10 days, net 30 days. This means that the terms offered to this customer represent that if the entire invoice is paid within 10 days then there will be a 2% discount. If not, then the total amount due is payable within 30 days.

     Most payments have been and continue to be within those terms. The Company has ordinary course of business purchase orders from the commercial division (Douglas Aircraft Company) for products with scheduled shipment dates into the fiscal year 1999. However, should Boeing McDonnell Douglas financial reorganize or for some other reason not accept shipment against these orders, the Company could suffer significant loss of revenue. BMD accounts for 23.7% of our avionics revenue.

     Management Services: BNSC is engaged in the business of providing management services to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. The Company has three management agreements in place; however, the performance of these agreements is contingent upon and subject to approval by the Secretary of Interior, Bureau of Indian Affairs, National Indian Gaming Commission and the appropriate state, if required. Also, the Company has signed consulting engagement letters with two tribes to study and develop plans for Indian gaming. See Liquidity and Capital Resources, Page 20.

     The Management Agreement between the Indian tribe (the owner and operator) and Butler National Service Corporation (the manager) is the final approval document issued by the National Indian Gaming Commission ("NIGC") before Indian gaming is authorized. The Management Agreement or Contract is authorized and approved by the NIGC pursuant to the Indian Gaming Regulatory Act of 1988, PL 100-497, 102 Stat. 2467,25 U.S.C. 2701-2721 (sometimes referred to as "IGRA"). Before the Management Agreement is approved by the NIGC, all required contacts with other parties must be approved; including,
(a) the compact with the state for class III gaming, if applicable, (b) com-pliance with the requirements of the National Environmental Protection Agency ("NEPA"), (c) a Tribal Gaming Ordinance approved by the NIGC, and (d) Indian land leases, if applicable approved by the Bureau of Indian Affairs ("BIA").

     The management consulting engagement letters provide for advances of funds to the Indian tribes by BNSC for professional services, fees, licenses, travel, administrative costs, documentation, procedure manuals, purchases of property and equipment and other costs related to the approval and opening of an establishment. These advances are considered to be a receivable from the tribe and to be repaid by the Tribe from the funding to open the enterprise. The ability to collect the funds related to these advances depends upon the opening of the establishment or in the alternative the liquidation of the inventory and receivable accumlated in the event the establishment is not opened. However, if the collection and/or liquidation efforts are not successful, BNSC would suffer a signficant loss of asset value. See Liquidity and Capital Resources, page 21.

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

      During fiscal 1997, the Company received approval by the National Indian Gaming Commission of the management agreement between the Miami Tribe of Oklahoma, the Modoc Tribe of Oklahoma and its subsidiary, Butler National Service Corporation, to construct and manage a Class II (High Stakes
Bingo) and Class III (Off-Track Betting) establishment. Construction of this project, known as the STABLES, was completed and opened in September 1998.

     The services to be provided by the Company include consulting and construction management for the Tribes. The Company provided the necessary funds to construct the facilities and is being repaid the principal plus interest out of the profits of the operation. The principal amount of $3.5 million carries an interest rate of prime plus 2%. Additionally, the Company is receiving a 30% share of the profits for its management services. The Company has obtained construction and operating financing of the establishment.

     The Princess Maria Casino, an Indian gaming establishment, is under construction and is expected to open for business in July 2000. The Management Agreement between the Miami Tribe (the owner and operator) and Butler National Service Corporation (the Manager) originally filed in 1992, was approved January 7, 2000.

     The Shawnee 206 Casino, an Indian gaming establishment, is in the land clearing and approval phase under the terms of a 1992 consulting agreement between the Shawnee Tribe, the land owner members of the Shawnee Tribe and Butler National Service Corporation. The Princess Maria Casino was used as the prototype project for the eventual approval of the Shawnee 206 Management Agreement. Approval of this Agreement is expected in early 2001.

     The Company has other consulting agreements with other tribes and an NIGC approved Management Agreement with the Modoc Tribe for casino construction and openings scheduled after the opening of the Princess Maria and the Shawnee 206.

     The risk associated with advances of funds for assets and services on behalf of the tribes under the consulting agreements is that a Management Agreement will not be approved and the liquidation of the assets and related services does not recover enough funds to cover the advances. The Company has been involved in this business segment since 1991 and has not experienced any project stopping determinations by the federal courts or the regulatory agencies. All Management Agreements submitted for approval have been approved by the NIGC. There can be no assurance that future management agreements will be approved and that Congress will not outlaw Indian gaming. Should any of these events occur, the Company would choose alternative uses of the Indian land in cooperation with the Tribes to recover the advances to the Tribes.

     SCADA Systems and Monitoring Services: BNS is engaged in the sale of monitoring and control equipment and the sale of monitoring services for water and wastewater remote pumping stations through electronic surveillance by radio or telephone. BNS contracts with government and private owners of water and wastewater pumping stations to provide both monitoring and preventive maintenance services for the customer.

     We expect a high percentage of BNS business to come from municipally owned pumping stations. Currently, BNS is soliciting business in Florida only. While the Company has exposure to competitive forces in the monitoring and preventive maintenance business, management believes the competition is limited.

     Temporary Services: BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas, Missouri and Oklahoma. Currently, this Company is inactive. BTS plans to provide contract staffing for the STABLES establishment opening in September 1998.

     Raw Materials: Raw materials used in the Company's products are currently available from several sources. Certain components, used in the manufacture of the Switching Units, are long lead time components and are single sourced.

     Patents: There are no patents, trademarks, licenses, franchises, or concessions held by us that need to be held to do business other than the FAA, PMA and Repair Station licenses. However, we maintain certain airframe alteration certificates, commonly referred to as Supplemental Type Certificates ("STCs"), issued to us by the FAA, for the Aircraft Modification and Avionic businesses. The STC, PMA and Repair Station licenses are not patents or trademarks. The FAA will issue an STC to anyone, provided that the person or entity documents and demonstrates to the FAA that a change to an aircraft configuration does not endanger the safety of flight. The PMA and Repair Station licenses are available to any person or entity, provided that the person or entity maintains the appropriate documentation and follows the appropriate manufacturing, repair and/or service procedures. The FAA requires the aircraft owner to have the STC document in the aircraft log after each modification is complete.

     Seasonality: Our business is generally not seasonal. Demand for the Falcon 20 cargo aircraft modifications is related to seasonal activity of the automotive industry in the United States. Many of these modified aircraft are used to carry automotive parts to automobile manufacturing facilities. The peak modification demand occurs in late spring and early summer. Peak usage of the modified aircraft is from June to December. Future changes in the automotive industry could result in the fluctuation of revenues at the Aircraft Modifications Division.

     Customer Arrangements: Most of the our products are custom-made. Except in isolated situations no special inventory-storage arrangements, merchandise return and allowance policies, or extended payment practices are involved in the Company's business. We are not dependent upon any single customer except for Switching Units. Switching Units are sold to Boeing McDonnell Douglas and Douglas Aircraft Company customers. We have required deposits from its customers for aircraft production schedule dates.

     Backlog. Our backlog as of April 30, 1998, 1997, and 1996, was as follows:


Industry Segment                      1998        1997        1996
Aircraft Modifications           5,747,505   2,468,169     820,694

Avionics                           173,174     316,558     390,066

Monitoring Services              1,124,191   1,317,580   1,645,844

                                $7,044,870  $4,102,307  $2,856,604

     Our backlog as of July 17, 1998, totaled $5,226,191; consisting of $4,213,334, $84,674, $928,183 and $0, respectively, for Aircraft Modifications, Avionics, Monitoring Services, and Temporary Services. The backlog includes firm orders which may not be completed within the next twelve months. Backlog that we expect not to be filled within the next year totals $1,272,000; consisting of $1,065,000, $0, $207,000, and $0. These numbers represent firm orders that may not be completed within the year. This is standard for the industry in which modifications and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed.

     Our backlog in Monitoring Services increased due to our annual contract with a customer (City of Plantation) being extended to a five-year contract. Four years remain on this contract.

     Employees. We employed 66 people on April 30, 1998, compared to 54 people on April 30, 1997, and 53 people on April 30, 1996. As of July 17, 1998, we employed 67 people. None of our employees are subject to any collective bargaining agreements.

     "Year 2000". Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could result in major failures or miscalculations and is generally referred to as the "Year 2000 issue."

     We recognized that the impact of the Year 2000 issue extended beyond traditional computer hardware and software to automated plant systems and instrumentation, as well as to third parties. The Year 2000 issue was addressed within our company by its individual business units, with no material issues noted.

       We committed resources to conduct risk assessments and have taken corrective action, where required, within each of the following areas: information technology, plant systems and external parties. Information technology includes telecommunications as well as traditional computer software and hardware in the mainframe, midrange and desktop environments. Plant systems include all automation and embedded chips used in plant operations. External parties include any third party with whom we interact. In all three areas no material issues have arisen.

       The remaining costs of the Year 2000 activities were not expected to be material to our operations, liquidity or capital resources. Costs are being managed within each business unit. We purchased and replaced our central computer system and all operating and application software with Year 2000 compatible products in the summer of 1998. The cost of this replacement was approximately $200,000.

Financial Information about Foreign and Domestic Operations, and Export
Sales.

     Information with respect to Domestic Operations may be found at Note 13 of Notes to Consolidated Financial Statements for the year ended April 30, 1998, located herein at page 62. There are no foreign operations.


Item 2.  PROPERTIES

     Our corporate headquarters are located in a 9,000 square foot owned facility for office and storage space at 19920 West 161st Street, in Olathe, Kansas. The facilities are adequate for current and anticipated operations.

     Our Company's Aircraft Modifications Division is located at the municipal airport in Newton, Kansas, in facilities occupied under a long-term lease extending to April 30, 2001, at an annual rent of $33,000. The lease is renewable for an additional seven-year term. In February 1989, the Company entered into a long-term capital lease with the City of Newton, Kansas, for a second hangar. The lease extends to February 28, 2009, at an initial annual rental of $55,200. Commencing November 1, 1991, the annual rental declined to $50,400 for the remaining term of the lease. The Company entered into a letter of agreement with the landlord to reduce the lease payments to reinstate the capital lease as originally contracted. These facilities are adequate for current and anticipated operations.

     Our wholly owned subsidiary, Butler National Services,
Inc. has its principal offices in Ft. Lauderdale, Florida, in facilities occupied under a three-year lease ending March 31, 1999. The annual rental is approximately $25,903. The facilities are adequate for current and anticipated operations.

     Our wholly owned subsidiary, Woodson Avionics, Inc., had its principal offices and manufacturing operations in Arkansas. During May 1996, the Company relocated to 5032 South Ash Avenue, Tempe, Arizona. As of June 1, 1996, the Company rents 3,865 square foot of space for $2,358 per month. The lease expires December 31, 1999. The facilities are adequate for current and anticipated operations.


Item 3.  LEGAL PROCEEDINGS

     We had an employment agreement with an individual (Brenda Shadwick "BBS"), who the Company terminated in April 1995. BBS filed a lawsuit against the Company, the President of the Company, and various corporate subsidiaries, alleging the Company wrongfully terminated BBS's employment in breach of the contract. The suit was filed in October 1995 in State Court in Johnson County, Kansas.

     We reached an agreement with BBS to settle and release all claims and counterclaims on May 1, 1997. BBS dismissed the lawsuit with prejudice. The terms of the settlement required monthly payments by us to BBS in the amount of $6,000 per month during fiscal 1998 and fiscal 1999, which were made.

     We acquired RF, Inc. from Marvin and Donna Eisenbath (MJE) on April 21, 1994. We exchanged 650,000 shares of the Company's common stock for 100% of the issued and outstanding shares of RF, Inc. The Eisenbaths sought for some time to reacquire from us the ownership of RF, Inc. MJE filed a lawsuit against us seeking to rescind the sale of RF, Inc. stock and for damages.

     We reached an agreement with MJE to settle and release all claims and counterclaims effective April 30, 1997, ("Release Agreement"). MJE dismissed the lawsuit with prejudice. In addition to the releases, under the terms of the agreement, we received on June 26, 1997, 600,000 shares of the Company's common stock and certain payments over the next three years. We released MJE from the terms of his employment contract and the April 24, 1994, Stock Purchase Agreement. These documents released MJE from his agreement not to compete with us in the food distribution industry.

     We recorded a gain (principally noncash) of approximately $1,043,000 in the first quarter of 1998 for this transaction. Although the effective date of the transaction as agreed to by both parties is April 30, 1997, the transfer of the stock and related proceeds was not completed until June 1997, see also Item 1, General, Discontinued Operations, page 2, regarding the bankruptcy of RF, Inc.

       On September 20, 1998, the RFI bankruptcy trustee filed an action alleging a number of claims against Butler National and its officers including a claim for repayment of preferential payments to the bankruptcy estate. Butler National settled the lawsuit on July 26, 1999, by the payment of $250,000 to the court.

     In December 1997, we sold Convertible Preferred Stock to certain offshore investors. Beginning in February 1998, these investors began converting the Preferred Stock into Common Stock and the price of the our stock declined. As reported earlier, we received notice from NASDAQ stating that the Common Stock of the Company would be delisted by NASDAQ if the price did not trade at a bid price of $1.00 or more for ten business days prior to August 6, 1998. The delisting of the Company's Common Stock would be a default under the terms of the Convertible Preferred Stock, as well as under the terms of certain Convertible Debentures previously issued. We considered a number of alternative actions including a reverse stock split, a repurchase of common shares on the open market and/or the repurchase of the convertibles at a premium to increase the price of the Common Stock.

     After evaluation of various alternatives and as a result of what we believed were inappropriate actions and representations by the holders of the Convertible Preferred Stock and the Convertible Debentures, we announced plans to stop conversions of the Convertible Preferred Stock and Convertible Debentures at prices below $2.75 per share. On July 17, 1998, two of the holders of the Convertible Preferred Stock filed a lawsuit (the "Action") against us in Chancery Court in Delaware alleging among other things, breach of contract, violation of Delaware law and violation of the terms of the Convertible Preferred Stock. The Action seeks an injunction to force us to convert the Convertible Preferred Stock in accordance with its terms and for unspecified monetary damages.

       On January 25, 1999 Butler National announced that an agreement had been reached with the Holders of the Class B Convertible Preferred Stock to settle the lawsuit against the Company. Under the agreement, the Holders of the Preferred are allowed to convert up to ten percent (10%) of the face value of the Preferred into common stock in any month until the entire issue is converted. The face value at the time of settlement was $785,000 allowing $78,500 per month to be converted under the plan. However, if the bid price is above $1.45 for three trading days, the Holders will be allowed to convert up to a total of 30% per month or $235,500 of face value of the Preferred.
The conversion amount will increase five percent (5%) for each $.20 increase in market price. The agreed conversion price is seventy percent (70%) of the average bid price for the previous five trading days.

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

     We used an outside engineering firm to assist with the Aircraft Modification Avcon Fin project and the related STC's. The individual filed suit against us for final payment under the contract. However, we did not feel that all work products had been delivered. We are in the process of making final settlement with this engineer to be paid upon delivery of the engineering work product as required by the contract. We have an account payable to the individual equal to the agreed-upon settlement to be paid upon delivery of the complete engineer work product. On October 19, 1998, the case was settled when we made final payment and the work products were delivered.

     A lawsuit was filed in the United States District Court for the District of Kansas by the State of Kansas against us, the United States, the Business Committee members of the Miami Tribe and others on October 14, 1999, challenging the determination by the Department of the Interior and the United States District Court for the District of Kansas that the Miami Princess Maria Reserve No. 35 was Indian Land. The State of Kansas requested an order by the Court preventing further development on the Indian land by us and further discussions about the Indian land by us or Mr. Stewart, our President.

     All of the defendants have asked the Court to dismiss the case because they believe the determination of Indian land is a power reserved for the United States by the constitution of the United States. A ruling by the court is expected in February 2000.

     As of January 28, 2000, there are no other known legal proceedings pending against the Company. The Company considered all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. The Company believes that the resolution of those unknown claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1998.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

     (a) Market Information: The Company was initially listed in the national over-the-counter market in 1969, under the symbol "BUTL." Effective June 8, 1992, the symbol was changed to 'BLNL.' On February 24, 1994, the Company was and is listed on the NASDAQ Small Cap Market under the symbol "BUKS." Since the initial filing of the report on Form 10-K for the period ending April 30, 1998, the Company's common stock has been delisted from the small cap category effective January 1, 1999 and is now listed in the over the counter (OTCBB) category.

     The range of the high and low bid prices per share of the Company's common stock, for fiscal years 1998 and 1997, as reported by NASDAQ, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

                     Year Ended April 30, 1998     Year Ended April 30, 1997
                       High              Low         High              Low
First Quarter        1 15/16            15/16       3 3/16            2 1/16

Second Quarter        1 3/32            15/16       2  5/8             1 3/4

Third Quarter         1 1/16            13/16       3 3/16             1 7/8

Fourth Quarter             1              5/8        2 1/4             1 5/8


     (b) Holders: The approximate number of holders of record of the Company's common stock, as of July 17, 1998, was 3,105.

     (c) Dividends: The Company has not paid any cash dividends on its common stock, and the Board of Directors does not intend to declare any cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

     The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and with the Consolidated Financial Statements and related Notes included elsewhere in the report.


                                             Year Ended April 30
                                      (In thousands except per share date)
                                1998       1997      1996      1995      1994
                              (Restated)(Restated)
Net Sales                      $5,456    $4,062    $3,653    $ 3,668   $11,102

Income (Loss) from Continuing
  Operations                   $  399   $ (575)   $ (658)   $(1,286)  $  (200)

Income (Loss) from/on
 Discontinued Operations       $  269   $ (689)   $  802    $   461    $  471

Net Income (Loss)              $  668   $(1,263)  $  144    $  (825)   $  271


Basic per Share

Income (Loss) from Continuing
  Operations                   $ 0.03   $ (0.06)  $(0.07)   $ (0.16)  $(0.02)

Income (Loss) from/on
 Discontinued Operations       $(0.03)   $ 0.07   $ 0.09    $  0.06   $ 0.06

Net Income (Loss)              $ 0.00    $(0.13)  $ 0.02    $ (0.10)  $ 0.04


                                             Year Ended April 30
                                    (In thousands except per share date)
                               1998       1997      1996      1995       1994
                            (Restated) (Restated)

Selected Balance Sheet
 Information

Total Assets                    $10,870   $10,070   $8,261    $4,263    $5,024

Long-Term Obligations
 (excluding current
  maturities)                   $ 1,926   $ 1,541   $   57    $   81    $  108

Cash dividends declared per
  Common share                     None      None     None      None      None


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company has restated its financial statements for April 30, 1998 and 1997. These financial statements were restated primarily as a result of two errors as follows:

     Beneficial Conversion Features: The Company issued convertible debentures in June and November of 1996 that contained beneficial conversion features which allowed the investor to convert at 70% of the average common stock closing bid price for the five days prior to issuance of the debt security. The conversion period on the notes was for limited periods. The financial statements for the year ended April 30, 1997, have been restated to reflect the accounting recognition of the value attributable to the beneficial conversion feature ($375,000) as a noncash charge to interest expense and an increase to the paid-in capital.

     The Company also issued convertible preferred stock on December 16, 1997, which contained beneficial conversion features. Those features allow the holder of the security to convert the preferred stock into the Company's common stock at 70% of the common stock bid price (the average of the ending common stock price bid five days prior to issuance of the preferred stock or the ending common stock bid price 45 days after issuance of the preferred stock). The financial statements for the period ended April 30, 1998, have been restated to reflect accounting recognition of the value attributable to this beneficial conversion feature as a deemed dividend and an increase to capital contributed in excess of par of $650,000.

     The accounting above is consistent with the accounting requirements in Topic D-60 of the Emerging Issues Task Force (EITF), issued in March 1997, and what was agreed to by the EITF in the final deliberations for Issue 98-5 on May 20, 1999.

     RF, Inc. Gain: As further discussed in Note 3, the Company settled a dispute with a former employee in June 1997, effective April 30, 1997.
The Company initially recorded a net gain on the settlement of approximately $433,000 in June 1998. Costs aggregating approximately $1,054,000 that had been deferred as of April 30, 1997, more appropriately should have been recognized as period costs. The financial statements have been restated to expense these costs as part of loss from discontinued operations in fiscal 1997. In addition, the value assigned to the 600,000 shares of company stock received as part of the consideration of the settlement was reduced from $2 per share (stock price at April 30, 1997) to $1.22 per share (stock price on June 26, 1997 - the date the shares were received). The net effect of this transaction on the fiscal 1998 financial statements is to change the previously reported loss from discontinued operations of $172,281 to income from discontinued operations of $269,219.

Restated fiscal 1998 compared to restated fiscal 1997

     The Company's sales for fiscal 1998 were $5,456,106, an increase of 34.3% from fiscal 1997 sales of $4,061,775. Discussion of specific changes by operation follows.

     Aircraft Modification: Sales from the Aircraft Modifications business segment increased 42.2%, from $2,724,217 in fiscal 1997, to $3,874,490 in 1998. This segment earned an operating profit of $1,274,320 in 1998, compared to $501,984 in 1997. Primarily product sales increased due to the expanded business base related to the multiple-use Supplemental Type Certificates ("STC") developed by the Company. The increase in operating income is due to the increase in sales and margins related to the proprietary products.

     As previously noted on page 4, (Item 1. Business), on May 3, 1996 the Company subsidiary, Avcon Industries, Inc., received approval from the Federal Aviation Administration of a Supplemental Type Certificate (no. ST00432WI) for its AVCON FIN Modification for installation on Learjet Model 35 and 36 Aircraft. The STC authorizes Avcon to build the required parts and assemblies and to perform the installations on applicable customer-owned Learjets. The Company believes the potential market for fin installations to be approximately 1,000 aircraft and that approximately 500 fin installations will be performed over the next several years. The Company plans to market the fin installation with related options. The installed package price for seventeen AVCON FIN packages installed in fiscal 1998 averaged approximately $150,000 per aircraft.

     In fiscal 1998, the Company invested $499,454 to design, engineer, build, and demonstrate to the FAA, flight characteristics of Avcon products; thereby adding to its ownership of multiple-use STC's. The Company's direction is to continue to invest in activities that expand the aircraft modification market. The Company believes that the increased modification-market, through STC's for the Learjet and the Beechcraft KingAir, will enable this segment to be an even greater contributor to the overall growth of the Company.

     Switching Units: Sales from the Avionics Switching Unit business segment increased 74.6%, from $277,513 in fiscal 1997, to $484,518 in fiscal 1998. Sales to the major OEM customer decreased 18.3% due to the phase out of this type of aircraft. Sales for aircraft repair and refurbishment increased 4.8 times, from fiscal 1997 to fiscal 1998. Operating profits increased from $123,571 in fiscal 1997 to $146,744 in fiscal 1998.
Management expects this business segment to continue to be stable in future years due to the additional orders the Company has received.

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

     Temporary Services: BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas, Missouri and Oklahoma. Currently, this Company is inactive. BTS plans to provide contract staffing for the STABLES establishment opening in September 1998.


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

     The Company has advanced and invested a total of $6,071,449 in land, land improvements, professional design fees and other consulting and legal costs related to the development of Indian Gaming facilities. Included in these advances and investments are lands and other areas located adjacent to residential developments. The Company believes that these tracts could be developed and sold for residential and commercial use, other than Indian gaming, if the gaming enterprises do not open. Additional improvements, including access roads, water and sewer services, etc. are planned for these lands. After these improvements, these lands may be sold in small tracts. This would allow the Company to recover the majority, if not all, of the land investments and other gaming costs.

                         -Princess Maria Casino-

     The Company has a management agreement with the Miami Tribe to provide management services to the Miami Tribe. On July 9, 1992, the Tribe requested a compact with the State of Kansas for Class III Indian gaming, on Indian land, known as the Maria Christiana Miami Reserve No. 35, located in Miami County, Kansas.

     The Miami Tribe's 1992 compact was the subject of a lawsuit filed in February 1993, in the Federal District Court, by Miami Tribe, alleging the failure to negotiate a compact in good faith by the State of Kansas. The United States District Court dismissed the Miami Tribe's suit against the State of Kansas, citing the United States Supreme Court's ruling in Seminole v. State of Florida. The Supreme Court ruled that the "failure to negotiate" provision of the IGRA did not allow an Indian tribe to compel a state by litigation to negotiate a compact.

     In February 1993, former Kansas Governor Finney requested a determination of the suitability of the Miami Indian land for Indian Gaming, under the IGRA, from the Bureau of Indian Affairs (the "BIA"). In May 1994, the NIGC again requested the same determination. Finally in May 1995, an Associate Solicitor within the BIA issued an opinion letter stating that the Miami Tribe has not established jurisdiction over the Miami land in Kansas. This was the first definitive statement received from the central office of the BIA in three years. The latest opinion is contrary to a September 1994 opinion of the Tulsa Field Solicitor, in an Indian probate, stating that the Miami Tribe has jurisdiction over the Miami Indian land in Kansas. On July 11, 1995, the U.S. Department of Justice issued a letter to the Associate Solicitor expressing concern about the conclusions reached, based upon the analysis of the case.

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

     The Tribe resubmitted the management agreement and land question to the NIGC in June 1996. In July 1996, the NIGC again requested an opinion from the BIA. On July 23, 1997, the Tribe and the Company were notified that the BIA had again determined that the land was not suitable for gaming, for political policy reasons, without consideration of the membership in the Miami Tribe or recent case law, and the NIGC had to again deny the management agreement. The Tribe filed a suit in the Federal District Court in Kansas City, Kansas. On May 15, 1998, the Court determined that the land was suitable for gaming and remanded the case to the BIA for the documentation. Therefore, even though the Company and the Tribe believe the BIA will agree with the Court that the land is "Indian land", and in compliance with all laws and regulations, for a variety of reasons, there is no assurance that the Management Agreement will be approved. Subsequent to April 30, 1998, the NIGC approved the management agreement on January 7, 2000. Under the Management Agreement, as approved, the Company, as manager, is to receive a 30% share of the profits and reimbursement of development costs.

     The total advances and investment related to the Princess Maria at April 30, 1998, was $503,641. This amount is net of a reserve of $1,413,511, which represents the current net realizable value of the advanced receivable.

     A lawsuit was filed in the United States District Court for the District of Kansas by the State of Kansas against us, the United States, the Business Committee members of the Miami Tribe and others on October 14, 1999, challenging the determination by the Department of the Interior and the United States District Court for the District of Kansas that the Miami Princess Maria Reserve No. 35 was Indian Land. The State of Kansas requested an order by the Court preventing further development on the Indian land by us and further discussions about the Indian land by us or Mr. Stewart, our President.

     All of the defendants have asked the Court to dismiss the case because they believe the determination of Indian land is a power reserved for the United States by the constitution of the United States. A ruling by the court is expected in February 2000.


                     -Stables Bingo and Off-Track Betting-

     Additionally, the Company has a signed Management Agreement with the Miami and Modoc Tribes. A Class III Indian Gaming Compact for a joint venture by the Miami and Modoc Tribes, both of Oklahoma, has been approved by the State of Oklahoma and by the Assistant Secretary, Bureau of Indian Affairs for the U.S. Department of the Interior. The Compact was published in the Federal Register on February 6, 1996, and is, therefore, deemed effective. The Compact authorizes Class III (Off-Track Betting "OTB") along with Class II (high stakes bingo) at a site within the City of Miami, Oklahoma.

     The Company is providing consulting and construction management services in the development of the facility and will manage the joint-venture operation for the tribes. The STABLES facility is approximately 22,000 square feet and located directly south of the Modoc Tribal Headquarters building in Miami. The complex will contain off-track betting windows, a bingo hall, sports bar, and a restaurant. The Company's Management Agreement was approved by the NIGC on January 14, 1997. Under the Management Agreement, as approved, the Company, as manager, is to receive a 30% share of the profits and reimbursement of development costs.

     Construction on the STABLES began with the ground breaking on March
27, 1997. The STABLES opened in September 1998. The estimated project cost is approximately $3,500,000. Funds have been provided from the Company's operations and long-term financing for project completion was arranged.

     Long-term financing was provided by Miller & Schroeder Investments Corporation. The loan was dated May 29, 1998, in the amount of $1,850,000 at a rate of prime plus 2% and was funded as needed during the phases of construction with interest only being payable up to August 1, 1998.
Commencing on September 1, 1998, through August 1, 2003, monthly installments of principal and interest to sufficiently fully amortize the principle balance will be due.

     As a part of the Management Contract approved by the NIGC on January
14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"), the Company agreed to loan the Tribes
$3,500,000 at 2% over prime, to be repaid over five years, for the construction and operation of the Stables gaming establishment. At April
30, 1998, the Company had advanced $2,135,232 under the contract and reported $408,333 current note receivable, $1,376,884 long-term note receivable and $350,015 reserve for Indian gaming development. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building.

                         -Shawnee Reserve No. 206-

     In 1992, the Company signed a consulting agreement and has maintained a business relationship with approximately seventy Indian and non-Indian heirs (the "Owners") of the Newton McNeer Shawnee Reserve No. 206 ("Shawnee Reserve No. 206"). This relationship includes advances for assistance in the defense of the property against adverse possession (by one family member) in exchange for being named the manager of any Indian gaming enterprises that may be established on the land. As a result of the Company's assistance, the Owners are in the process of becoming the undisputed beneficial owners of approximately 72 acres of the Shawnee Reserve No. 206, as ordered by the United States District Court for the District of Kansas. The Company has advanced funds to purchase an additional 9 acres contiguous to the Indian land providing access.

     Shawnee Reserve No. 206 has been a part of the Shawnee Reservation in Kansas Territory since 1831 and was reserved as Indian land and not a part of the State of Kansas, when Kansas became a state in 1861. The Indian land is approximately 25 miles southwest from downtown Kansas City, Missouri.

      The Company maintains a relationship and has a consulting agreement to assist with the proposed establishment. This agreement is signed by the owners and the Shawnee Tribe of Oklahoma. The Shawnee Tribe of Oklahoma is not a federally recognized tribe. The tribe, sometimes known as the Loyal Shawnee Tribe, is a tribe organized by a 1960 federal resolution operating within and as a part of the federally recognized Cherokee Nation of Oklahoma. The Indian Owners of Shawnee Reserve No. 206 have federal Indian membership cards showing them to be Cherokee-Shawnee members of the Cherokee Nation of Oklahoma. The Shawnee and the Cherokee are currently working to reaffirm the Shawnee's jurisdication over the Indian land and to obtain federal recognition for the Shawnee Tribe.

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

     The total advances and investment related to Shawnee Reserve No. 206 at April 30, 1998, was $557,301. This amount is net of a reserve of $849,222, which represents the current net realizable value of the advanced receivable.

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


     The total advances and investment related to Modoc Tribe at April 30, 1998, was $210,613. This amount is net of a reserve of $337,436, which represents the current net realizable value of the advanced receivable.

                                -General-

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

     The total advances and investment related to Other Gaming at April 30, 1998, was $6,169. This amount is net of a reserve of $58,324 which represents the current net realizable value of the advanced receivable.


     Selling, general and administrative (SG&A): Expenses increased $656,898 (46.4%) in fiscal year 1998. These expenses were $2,073,756, or 38% of revenue, in fiscal 1998, and $1,416,858, or 34.9% of revenue in fiscal 1997.

     Other income (Expense): Expenses decreased due to the writedown of the land and building in Overton, Nebraska, in fiscal 1995. This facility became idle in 1994. The Company was unable to complete the negotiated sale of the land and building. Therefore, the Company reduced the value of the asset by $157,200 in order to record the asset at its estimated net realizable value. The Company entered into an agreement, on September 13, 1995, with the Village of Overton, for the sale of the building in Overton, Nebraska. The Company received a cash payment of $30,000 at closing on September 18, 1995, and may receive an additional $70,000 if the Village of Overton is either able to sell or lease the building in the future. During fiscal year 1998 this building was sold for $45,000.

Restated fiscal 1997 compared to fiscal 1996

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

     As previously noted on page 4, (Item 1. Business), on May 3,1996 the Company's subsidiariy, Avcon Industries, Inc., received approval from the Federal Aviation Administration of a Supplemental Type Certificate
(no. ST00432WI) for its AVCON FIN Modification for installation on Learjet Model 35 and 36 Aircraft. The STC authorizes Avcon to build the required parts and assemblies and to perform the installations on applicable customer-owned Learjets. The Company believes the potential market for fin installations to be approximately 1,000 aircraft and that approximately 500 fin installations will be performed over the next several years. The Company plans to market the fin installation with related options. The installed package price for nine AVCON FIN packages installed in fiscal 1997 averaged approximately $150,000 per aircraft.

     In fiscal 1997, the Company invested $1,174,535 to design, engineer, build, and demonstrate to the FAA, flight charactertistics of Avcon products; thereby adding to its ownership of multiple-use STC's. The Company's direction is to continue to invest in activities that should expand the aircraft modification market. The Company believes that the increased modification-market, through STC's for the Learjet and the Beechcraft KingAir, will enable this segment to be an even greater contributor to the overall growth of the Company.

     Switching Units: Sales from the Avionics Switching Unit business segment increased 6.6%, from $260,399 in fiscal 1996, to $277,513 in fiscal 1997. Sales to the major OEM customer incresed 12.4%. Sales for aircraft repair and refurbishment declined 7.0%, from fiscal 1996 to fiscal 1997. Sales have remained relatively stable between years. Operating profits increased from $79,545 in fiscal 1996 to $123,571 in fiscal 1997. Management expects this business segment to continue to be stable in future years.

     SCADA Systems and Monitoring Services: Revenue from Monitoring Services increased from $861,192 in fiscal 1996 to $1,060,045 in fiscal 1997, an increase of 23.1%. During fiscal 1997, the Company maintained a relatively level volume of long-term contracts with municipalities. Revenue inreased due to the introduction of new products and services. The Company's contracts with its two largest customers have been renewed for fiscal 1998. An operating profit of $230,738 in Monitoring Services was recorded in fiscal 1997, compared to fiscal 1996 operating profit of $227,028. The increased profit resulted from special jobs completed, in addition to the long-term contracts with the municipalities. The Company was able to secure performance bonds during the first quarter of fiscal 1995. This division has since bid on certain jobs requiring performance bonds, and completed two special jobs with revenue totaling approximately $100,000.

     The Company believes this segment will continue to grow at a moderate rate. This segment has experienced consistent increases over the past few yers and the Company expects this trend to continue.

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

     The Company has advanced and invested a total of $4,385,522 in land, land improvements, professional design, and other consulting and legal costs related to the development of Indian Gaming facilities. Included in these advances are resorts and other areas located adjacent to residential developments. The Company believes that these tracts could be developed and sold for residential and commercial use, other than Indian gaming, if the gaming enterprises do not open. Additional improvements, including access roads, water and sewer services, etc. are planned for these lands. After these improvements, these lands may be sold in small tracts. This would allow the Company to recover the majority, if not all, of the land investments and other gaming costs.

     For detailed discussion of Indian Gaming developments, see pages
15 to 18.

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

Liquidity and Capital Resources

     Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $695,718 at April 30, 1998, and $382,743 at April 30, 1997.

     The Company's unused line of credit at April 30, 1998 was $54,282. As of July 29, 1997, the Company's unused line of credit was $367,257. The Company's line of credit is $750,000. The interest rate on the Company's line of credit is prime plus two.

     The Company plans to continue using the promissory notes-payable to fund working capital. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 2000. The extensions of the promissory notes-payable is consistent with prior years. If the Bank were to demand repayment of the notes-payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

     During fiscal 1997, the Company issued stock at fair market value for various legal, marketing and consulting services, in lieu of cash payments. During fiscal 1997, the Company issued 45,000 shares of stock, at a value of $97,545 for professional services to be provided in the future.

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

      As a part of the Management Contract approved by the NIGC on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"): the Company agreed to loan the Tribes $3,500,000 at 2% over prime, to be repaid over five years, for the construction and operation of the Stables gaming establishment. At April 30, 1998, the Company had advanced $2,074,797 to the Tribes under the contract and reported $408,333 current note receivable and $1,666,464 long-term note receivable. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building.

     On May 29, 1998, the Stables Management Contract was further funded by a loan to the Company from a financial institution in the amount of $1,850,000 at 2% over prime, to be repaid over five years. As security for the $1,850,000 loan, the Company pledged its contract rights to the repayment of the $3,500,000 loan and its Manager's share (30%) of the profits from the Stables.

Analysis of Cash Flow

     During 1998, the Company's cash position decreased by $95,851. A majority of the positive cash flow in fiscal 1998 is due to the proceeds from the issuances of Class B convertible preferred stock of approximately $1,315,000. A large portion of the cash flow from financing activities was used in the Indian gaming segment.

     Operating Activities: Modification customer's deposits decreased approximately $1,000,000 from the completion of two projects. These funds were fully earned upon completion of the projects. Approximately $500,000 was used in the completion of new STC's at Modifications.

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

     Investing Activities: The cash used in investing activities is due to the use of approximately $2,062,828 related to the development of Indian gaming; approximately $181,000 to purchase tooling and equipment at Modifications and Services, and approximately $500,000 to purchase a building at the corporate headquarters.

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

                                  Expected Maturity Date
                                  (dollars in thousands)


                              1999   2000   2001   2002   2003   Total   Fair
                                                                         Value
Assets
Note receivable:
   Variable rate              $408   $417   $417   $417   $417  $2,075  $2,075
   Average interest rate     10.5%  10.5%  10.5%  10.5%  10.5%   10.5%   10.5%
Liabilities long-term debt:
   Variable rate               $18  1,477   $440    $55    -    $1,926  $1,990
   Average interest rate     10.5%  10.5%  10.5%  10.5%


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

Name of Nominee
and Director and      Served    Principal Occupation for Last Five Years and
     Age              Since     Other Directorships
Clark D. Stewart      1989      President of the Company from September 1,
(58)                            1989 to present.  President of Tradewind
                                Systems, Inc. (consulting and computer sales)
                                1980 to present; Executive Vice President of
                                RO Corporation (manufacturing) 1986 to 1989;
                                President of Tradewind Industries, Inc.
                                (manufacturing) 1979 to 1985.


R. Warren Wagoner     1986      Chairman of the Board of Directors of the
(46)                            Company since August 30, 1989 and President
                                of the Company from July 26, 1989 to
                                September 1, 1989. Sales Manager of Yamazen
                                Machine Tool, Inc. from March, 1992 to March,
                                1994; President of Stelco, Inc.
                                (manufacturing) 1987 to 1989; General
                                Manager, AmTech Metal Fabrications, Inc.,
                                Grandview, MO 1982 to 1987.


William E. Logan      1990      Vice President and Treasurer of WH of KC, Inc.
(60)                            (Wendy's franchisee) June, 1984 to
                                present.  Vice President and Treasurer of
                                Valley Foods Services, Inc. (wholesale food
                                distributor) June, 1988 to April, 1993.
                                Professional practice as a Certified Public
                                Accountant 1965 to 1984.


William A. Griffith   1990      Secretary of the Company, President of
(51)                            Griffith and Associates (management
                                consulting) since 1984.  Management
                                consultant for Diversified Health Companies
                                (management consulting) from 1986 to 1989 and
                                for Health Pro (health care) from 1984 to
                                1986.  Chief Executive Officer of Southwest
                                Medical Center (hospital) from 1981 to 1984.


David B. Hayden       1996      Co-owner and President of Kings Avionics,
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

Edward J. Matukewicz was Vice President of Master Fund Company from 1987 to 1990 and Vice President of First Trust of Mid America from 1990 to 1991. Mr. Matukewicz joined the Company in May, 1991, as Treasurer. Mr. Matukewicz resigned as an officer of the Company in February 1999 and remains as a consultant to the Company.

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

     During fiscal 1998, the Company paid consulting fees of approximately $133,175 to Mr. Logan for business consulting services. It is anticipated that Mr. Logan will continue to provide services for the Company. During the 1995 fiscal year, sales to WH of KC, Inc. (Wendy's franchisee) accounted for approximately 6% of the net sales of the Company ($790,000). William E. Logan, who is a director for the Company, is Vice President and Treasurer of WH of KC, Inc. Mr. Logan sold WH of KC, Inc. as of June 3, 1994. The Company no longer provided temporary services subsequent to June 3, 1994.

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

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)     Documents Filed As Part of Form 10-K Report.

 (1)     Financial Statements:

  Description                                                     Page No.

  Report of Independent Accountants                                  35

  Restated Consolidated Balance Sheet as of April 30,
  1998 and 1997                                                      36-38

  Restated Consolidated Statements of Operations for
  the years ended April 30, 1998, 1997 and 1996                      39

  Restated Consolidated Statements of Shareholders' Equity
  for the years ended April 30, 1998, 1997 and 1996                  40-46

  Restated Consolidated Statements of Cash Flows for
  the years ended April 30, 1998, 1997 and 1996                      47

  Restated Notes to Consolidated Financial Statements                48-65

  (2)     Financial Statement Schedules:

    Schedule  Description                                         Page No.

       II.    Restated Valuation and Qualifying Accounts
              and Reserves                                           65
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

     21       List of Subsidiaries                                 66

     23.1     Consent of Independent Public Accountants            67

     27.1     Financial Data Schedule (EDGAR version only).         *
              Filed herewith.

     99       Cautionary Statement for Purpose of the "Safe        67
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

February 11, 2000                                BUTLER NATIONAL CORPORATION


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

Signature                           Title                         Date

 /s/ Clark D. Stewart
                               President, Chief             February 11, 2000
Clark D. Stewart               Executive Officer
                               and Director (Principal
                               Executive Officer)

 /s/ R. Warren Wagoner
                               Chairman of the Board        February 11, 2000
R. Warren Wagoner              and Director


 /s/ William A. Griffith
                               Director                     February 11, 2000
William A. Griffith


 /s/ William E. Logan
                               Director                     February 11, 2000
William E. Logan


 /s/ David B. Hayden
                               Director                     February 11, 2000
David B. Hayden


 /s/ Edward J. Matukewicz
                               Treasurer                    February 11, 2000
Edward J. Matukewicz (a)       (Principal Financial and
                               Accounting Officer)

(a) Mr. Matukewicz resigned as an officer of the Company in February 1999 and remains as a consultant to the Company.

                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


                       RESTATED FINANCIAL STATEMENTS

                       AS OF APRIL 30, 1998 AND 1997

       TOGETHER WITH AUDITORS' REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Butler National Corporation:

We have audited the accompanying consolidated balance sheets of Butler National Corporation (a Delaware corporation) and Subsidiaries as of April 30, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1998 (1998 and 1997 restated - See Note 1). These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II for each of the three years in the period ended April 30, 1998 (restated), is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic financial statements taken as a whole.





Kansas City, Missouri,
    February 11, 2000


                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS


                          APRIL 30, 1998 AND 1997



                                   ASSETS


                                                    1998              1997
                                                (As Restated     (As Restated
                                                 See Note 1)      See Note 1)
CURRENT ASSETS:

     Cash                                          $160,598          $256,449
     Accounts receivable, net of allowance for
          doubtful accounts of $78,736 in 1998
          and 1997                                  413,257           241,446
     Note receivable from Indian Gaming
          developments                              408,333              -
     Contracts in process                           551,610         1,123,673

     Inventories-
          Raw materials                           1,469,324           711,762
          Work in process                            76,073           121,687
          Finished goods                             55,939           100,266
                                                  1,601,336           933,715

     Prepaid expenses and other current assets      121,280           121,032

                         Total current assets     3,256,414         2,676,315

PROPERTY, PLANT AND EQUIPMENT:

     Land and building                              639,130           138,809
     Machinery and equipment                        973,504           962,330
     Office furniture and fixtures                  632,617           462,776
     Leasehold improvements                          33,958            33,958
                         Total cost               2,279,209         1,597,873

     Accumulated depreciation                    (1,060,705)         (913,476)

                         Net property, plant
                          and equipment           1,218,504           684,397

SUPPLEMENTAL TYPE CERTIFICATES                    1,456,249         1,364,901

INDIAN GAMING:

     Note receivable from Indian Gaming
      developments                                1,376,884           -
     Advances for Indian Gaming Developments
      (net of reserves of $3,008,508 and
      $2,845,629 in 1998 and 1997, respectively)  1,277,724         1,539,893

                         Total Indian gaming      2,654,608         1,539,893


NONCURRENT ASSETS OF DISCONTINUED OPERATIONS          -             1,503,946

OTHER ASSETS:

     Aircraft and aircraft parts                  2,056,281         2,056,281
     Other assets                                   228,389           244,275

                         Total other assets       2,284,670         2,300,556

                         Total assets           $10,870,445       $10,070,008


(continued)


                   BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS


                            APRIL 30, 1998 AND 1997


LIABILITIES AND SHAREHOLDERS' EQUITY

(continued)
                                                   1998                1997
                                              (As Restated        (As Restated
                                               See Note 1)         See Note 1)

CURRENT LIABILITIES:

     Bank overdraft payable                       $193,205           $150,306
     Promissory notes payable                      695,718            382,743
     Current maturities of long-term debt           63,849             50,683
     Accounts payable                              507,698            452,516
     Customer deposits                             530,275          1,520,035
     Accrued liabilities-

          Compensation and compensated absences    170,110            293,675
          Other                                    227,896            137,672
                      Total current liabilities  2,388,751          2,987,630

LONG-TERM DEBT, net of current maturities        1,926,412          1,540,718

CONVERTIBLE DEBENTURES                             650,000          1,100,000

OTHER LIABILITIES                                     -                72,000

COMMITMENTS AND CONTINGENCIES

LIABILITIES OF DISCONTINUED OPERATIONS              39,000            551,406
                      Total liabilities          5,004,163          6,251,754

SHAREHOLDERS' EQUITY:

     Preferred stock, par value $5-

          Authorized, 20,000 shares, all
           classes,
               $100 Class A, 9.8%, cumulative
               if earned, liquidation and
               redemption value $100, issued
               and outstanding, 20,000 shares
               in 1997                                -             2,000,000
               $1,000 Class B, 6%, convertible
               cumulative, liquidation and
               redemption value $1,000, issued
               and outstanding, 1,500 shares in
               1998                                 506,834              -
     Common stock, par value $.01-
          Authorized, 40,000,000 shares; issued
          and outstanding
              11,673,069 shares in 1998 and
              9,524,156 in 1997                     116,730            95,242
          Common stock warrants                       8,807             8,807
          Capital contributed in excess of par    8,257,155         6,100,618

     Note receivable from officer arising from
      stock purchase agreement                      (37,647)          (81,762)
     Shares issued for future services             (286,824)         (263,438)
     Treasury stock, at cost (20,000 preferred
      stock in 1997 and 775,000 and 175,000
      common in 1998 and 1997)                   (1,069,240)       (2,337,240)
     Retained deficit (deficit of $11,938,813
      eliminated October 31, 1992)               (1,629,533)       (1,703,973)

                    Total shareholders' equity    5,866,282         3,818,254

                    Total liabilities and
                     shareholders' equity       $10,870,445       $10,070,008

The accompanying notes are an integral part of these balance sheets.


            BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED APRIL 30, 1998, 1997 AND 1996

                                        1998           1997         1996
                                   (As Restated    (As Restated
                                    See Note 1)     See Note 1)
NET SALES                          $  5,456,106   $  4,061,775  $ 3,653,095

COST OF SALES                         2,727,656      2,351,159    2,468,543
                                      2,728,450      1,710,616    1,184,552


SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES              2,073,756      1,416,858    1,769,128
        Operating income (loss)         654,694        293,758     (584,576)

OTHER INCOME (EXPENSE):
 Interest expense                      (255,004)      (657,534)    (119,258)
 Interest revenue                         3,584         25,428       17,639
 Settlement loss and other               15,540       (232,869)      51,181
        Other expense                  (235,880)      (864,975)     (50,438)

INCOME (LOSS) FROM CONTINUING
 OPERATIONS
  BEFORE TAXES                          418,814       (571,217)    (635,014)

PROVISION FOR INCOME TAXES
 FOR CONTINUING OPERATIONS               19,880          3,416       22,800

INCOME (LOSS) FROM CONTINUING
 OPERATIONS                             398,934       (574,633)    (657,814)

DISCONTINUED OPERATIONS:
 Income (loss) from discontinued
  operations, net of taxes              293,184       (688,675)     802,216

Loss on discontinued operations,
 net of taxes                           (23,965)          -            -

Total discontinued operations           269,219       (688,675)     802,216

Net income (loss)                       668,153     (1,263,308)     144,402

DEEMED DIVIDEND ASSOCIATED WITH
 BENEFICIAL CONVERSION FEATURE OF
 PREFERRED STOCK                        650,000          -             -

Net income (loss) available to
 common shareholders             $       18,153   $ (1,263,308) $   144,402


BASIC EARNINGS (LOSS) PER
 COMMON SHARE:

 Continuing operations                   $(0.03)        $(0.06)      $(0.07)
 Discontinued operations                   0.03          (0.07)        0.09
                                          $0.00         $(0.13)       $0.02

Shares used in per share
 calculation                          9,418,330      9,411,168    9,269,432

DILUTED EARNINGS (LOSS) PER
 COMMON SHARE
  SHARE:
  Continuing operations                  $(0.03)       $ (0.06)      $(0.07)
  Discontinued operations                  0.03          (0.07)        0.08
                                          $0.00         $(0.13)       $0.01
Shares used in per share
 calculation                          9,418,330      9,419,276   10,246,834

The accompanying notes are an integral part of these financial statements.



                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED APRIL 30, 1998, 1997 AND 1996

                                                  Preferred         Common
                                                    Stock           Stock
BALANCE, April 30, 1995                  $       2,000,000     $       82,310

Note receivables arising from stock
  purchase agreement                                  -                  -

Reduction in note receivable arising
  from stock purchase agreement                       -                  -

Acquisition of treasury stock                         -                  -

Exercise of stock options                             -                 4,437

Issuance of stock- Other                              -                    10

Issuance of stock- Private offering                   -                 6,052

Amortization of service contracts                     -                   -

Net income                                            -                   -

BALANCE, April 30, 1996                          2,000,000             92,809

Note receivable arising from stock
 purchase agreement                                   -                  -

Reduction in note receivable arising
 from stock purchase agreement                        -                  -

Acquisition of treasury stock                         -                  -

Exercise of stock options                             -                   120

Issuance of stock- Other                              -                  -

Issuance of stock- Private offering                   -                 2,313

Conversion to common stock                            -                  -

Value associated with beneficial
 conversion features of convertible debt              -                  -

Amortization of service contracts                     -                  -

Utilization of net operating losses                   -                  -

Net loss                                              -                  -

Other                                                 -                  -

BALANCE, April 30, 1997                           2,000,000            95,242

Reduction in note receivable arising
 from stock purchase agreement                        -                  -

Acquisition of treasury stock                         -                  -

Retirement of $100 Class A preferred
 treasury stock                                  (2,000,000)             -

Exercise of stock warrants                            -                 1,135

Issuance of stock- Other                              -                 2,970

Issuance of $1,000 Class B preferred
 stock- Private offering                          1,315,959             6,416
                                                   (809,125)           10,967
Conversions to common stock

Value associated with beneficial
 conversion features of preferred stock               -                  -

Amortization of service contracts                     -                  -

Utilization of net operating losses                   -                  -

Net income                                            -                  -

Deemed dividend associated with
 beneficial conversion feature
 of preferred stock                                   -                  -

BALANCE, April 30, 1998                      $     506,834       $    116,730

                                  (continued)
                                                                     Note
                                         Capital Contributed      Receivable
                                               In Excess         Arising From
                                                of Par          Stock Purchase
                                            and Warrants          Agreement
BALANCE, April 30, 1995                  $       3,654,049     $      (27,004)

Note receivables arising from stock
  purchase agreement                                  -              (340,000)

Reduction in note receivable arising
  from stock purchase agreement                       -                 7,977

Acquisition of treasury stock                         -                  -

Exercise of stock options                          447,595               -

Issuance of stock- Other                             3,990               -

Issuance of stock- Private offering              1,169,804               -

Amortization of service contracts                     -                   -

Net income                                            -                   -

BALANCE, April 30, 1996                          5,275,438          (359,027)

Note receivable arising from stock
 purchase agreement                                   -              (43,416)

Reduction in note receivable arising
 from stock purchase agreement                        -              320,681

Acquisition of treasury stock                         -                  -

Exercise of stock options                           23,645               -

Issuance of stock- Other                               100               -

Issuance of stock- Private offering                435,242               -

Conversion to common stock                            -                  -

Value associated with beneficial
 conversion features of convertible debt           375,000               -

Amortization of service contracts                     -                  -

Utilization of net operating losses                   -                  -

Net loss                                              -                  -

Other                                                 -                  -

BALANCE, April 30, 1997                           6,109,425           (81,762)

Reduction in note receivable arising
 from stock purchase agreement                        -                44,115

Acquisition of treasury stock                         -                  -

Retirement of $100 Class A preferred
 treasury stock                                       -                  -

Exercise of stock warrants                           89,765              -

Issuance of stock- Other                            233,133              -

Issuance of $1,000 Class B preferred
 stock- Private offering                            385,481              -
                                                    798,158              -
Conversions to common stock

Value associated with beneficial
 conversion features of preferred stock             650,000              -

Amortization of service contracts                     -                  -

Utilization of net operating losses                   -                  -

Net income                                            -                  -

Deemed dividend associated with
 beneficial conversion feature
 of preferred stock                                   -                  -

BALANCE, April 30, 1998                      $   8,265,962       $    (37,647)

                                       Shares
                                     Issued for        Treasury       Treasury
                                       Future            Stock         Stock
                                      Services        (Preferred)     (Common)

BALANCE, April 30, 1995            $ (422,185)       $(2,000,000)     (37,240)

Note receivables arising from
 stock purchase agreement                -                 -             -

Reduction in note receivable
 arising from stock purchase             -                 -             -
 agreement

Acquisition of treasury stock            -                 -          (50,000)

Exercise of stock options                -                 -             -

Issuance of stock- Other                 -                 -             -

Issuance of stock- Private offering      -                 -             -

Amortization of service contracts     145,414              -             -

Net income                               -                 -             -
                                     (276,771)       (2,000,000)      (87,240)
BALANCE, April 30, 1996

Note receivable arising from
 stock purchase agreement                -                 -             -

Reduction in note receivable
 arising from stock purchase
 agreement                               -                 -             -

Acquisition of treasury stock            -                 -         (250,000)

Exercise of stock options                -                 -             -

Issuance of stock- Other                 -                 -             -

Issuance of stock- Private offering      -                 -             -

Deferred service contracts           (53,125)              -             -

Conversion to common stock               -                 -             -

Value associated with beneficial
 conversion features of
 convertible debt                        -                 -             -

Amortization of service contracts     66,458               -             -

Utilization of net operating losses     -                  -             -

Net loss                                -                  -             -

Other                                   -                  -             -

BALANCE, April 30, 1997            (263,438)         (2,000,000)     (337,240)

Reduction in note receivable
 arising from stock purchase            -                  -             -
  agreement

Acquisition of treasury stock           -                  -         (732,000)

Retirement of $100 Class A
 preferred treasury stock               -             2,000,000          -

Exercise of stock warrants              -                  -             -

Issuance of stock- Other                -                  -             -

Issuance of $1,000 Class B
 preferred stock- Private
 offering                               -                  -             -

Conversions to common stock             -                  -             -

Value associated with beneficial
 conversion features of
 preferred stock                        -                  -             -

Deferred service contracts         (101,250)               -             -

Amortization of service
 contracts                           77,864                -             -

Utilization of net operating
 losses                               -                    -             -

Net income                            -                    -             -

Deemed dividend associated
 with beneficial conversion
 feature of preferred stock           -                    -             -

BALANCE, April 30, 1998       $ (286,824)          $       -      $(1,069,240)


                                                     Returned        Total
                                                     Earnings    Shareholders'
                                                     (deficit)       Equity
BALANCE, April 30, 1995                              $ (677,649)    2,572,281

Note receivables arising from
 stock purchase agreement                                  -         (340,000)

Reduction in note receivable
 arising from stock purchase                               -            7,977
 agreement

Acquisition of treasury stock                              -          (50,000)

Exercise of stock options                                  -          452,032

Issuance of stock- Other                                   -            4,000

Issuance of stock- Private offering                        -        1,175,856

Amortization of service contracts                          -          145,414

Net income                                              144,402       144,402
                                                       (533,247)    4,111,962
BALANCE, April 30, 1996

Note receivable arising from
 stock purchase agreement                                  -          (43,416)

Reduction in note receivable
 arising from stock purchase
 agreement                                                 -          320,681

Acquisition of treasury stock                              -         (250,000)

Exercise of stock options                                  -           23,765

Issuance of stock- Other                                   -              100

Issuance of stock- Private offering                        -          437,555

Deferred service contracts                                 -          (53,125)

Conversion to common stock                                 -             -

Value associated with beneficial
 conversion features of
 convertible debt                                          -          375,000

Amortization of service contracts                          -           66,458

Utilization of net operating losses                     120,357       120,357

Net loss                                             (1,263,308)   (1,263,308)

Other                                                   (27,775)      (27,775)

BALANCE, April 30, 1997                              (1,703,973)    3,818,254

Reduction in note receivable
 arising from stock purchase                               -           44,115
  agreement

Acquisition of treasury stock                              -         (732,000)

Retirement of $100 Class A
 preferred treasury stock                                  -             -

Exercise of stock warrants                                 -           90,900

Issuance of stock- Other                                   -          236,103

Issuance of $1,000 Class B
 preferred stock- Private
 offering                                                  -        1,707,856

Conversions to common stock                                -             -

Value associated with beneficial
 conversion features of
 preferred stock                                           -          650,000

Deferred service contracts                                 -         (101,250)

Amortization of service
 contracts                                                 -           77,864

Utilization of net operating
 losses                                                 56,287         56,287

Net income                                             668,153        668,153

Deemed dividend associated
 with beneficial conversion
 feature of preferred stock                           (650,000)      (650,000)

BALANCE, April 30, 1998                            $(1,629,533)   $ 5,866,282

  The accompanying notes are an integral part of these financial statements.


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED APRIL 30, 1998, 1997 AND 1996

                                             1998         1997        1996
                                         (As Restated  (As Restated
                                          See Note 1)  See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                        $  668,153  $(1,263,308) $  144,402
 Income (loss) from discontinued
  operations                                 269,219     (688,675)    802,216
     Income from continuing operations       398,934     (574,633)   (657,814)

 Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operations-
   Depreciation                              147,228      71,731       46,942
   Amortization                              408,106      52,872         -
   Gain on retirement of fixed assets           -           -          30,000
   Provision for uncollectible accounts         -        (13,416)        -
   Provision for obsolete inventories           -         12,761       (1,696)
   Amortization of shares issued for
    future services                           77,864      66,458      145,414
   Noncash services and benefit plan
    contributions                             91,353        -            -
   Convertible debt beneficial
    conversion feature                          -        375,000         -
   Other noncash expenses                     56,287      74,025         -
 Changes in assets and liabilities-
   Accounts receivable                      (171,811)    (39,020)     (55,301)
   Contracts in process                      572,063    (267,137)    (716,444)
   Inventories                              (667,621)   (180,174)    (155,869)
   Prepaid expenses and other current
    assets                                    83,152     (22,584)       9,474
   Other assets and other                    178,497    (130,216)     (17,097)
   Accounts payable                           98,081    (308,723)     534,383
   Customer deposits                        (989,760)    993,628      370,738
   Settlement agreement                      (72,000)       -            -
   Accrued liabilities                       (33,341)    138,209      (29,381)

   Cash provided by (used in)
    continuing operations                    177,032     248,781     (496,651)
   Cash provided by (used in)
    discontinued operations                  518,345    (789,915)     991,404
      Cash provided by (used in) operations  695,377    (541,134)     494,753

CASH FLOWS FOR INVESTING ACTIVITIES:
 Capital expenditures, net                  (681,335)   (340,738)     (79,692)
 Advances for Indian Gaming Developments  (1,773,248)   (397,870)    (171,880)
 Supplemental Type Certificates             (499,454)   (814,474)    (550,427)
 Aircraft and aircraft parts                   -           8,268   (1,719,622)
      Cash used in investing activities   (2,954,037) (1,544,814)  (2,521,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under promissory notes       312,975   1,181,309      (61,061)
 Proceeds from long-term debt                502,603   1,582,338    1,512,734
 Repayments of long-term debt and
  lease obligations                         (103,743) (1,194,162)     (63,490)
 Repayment of officer note                    44,115      27,265         -
 Issuance of Class B convertible
  preferred stock                          1,315,959        -            -
 Issuance of warrants/stock                   90,900        -       1,258,572
      Cash provided by financing
       activities                          2,162,809   1,596,750    2,646,755

NET INCREASE (DECREASE) IN CASH              (95,851)   (489,198)     619,887

CASH, beginning of year                      256,449     745,647      125,760

CASH, end of year                     $      160,598  $  256,449  $   745,647

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

 Interest paid                        $      254,202  $  215,867  $   114,821
 Income taxes paid                            16,741      27,775       22,800

  The accompanying notes are an integral part of these financial statements.



                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              APRIL 30, 1998


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned subsidiaries, Avcon Industries, Inc., Cansas International Corporation, Butler National Engineers, Inc., Butler National Services, Inc., Butler Temporary
Services, Inc., Butler National Service Corporation, Woodson Avionics,
Inc., Butler National, Inc. and RF, Inc., (collectively, The Company). Cansas International Corporation and Butler National Corporation Consulting Engineers, Inc., were inactive during the years ended April 30, 1998, 1997 and 1996. The operations of RF, Inc., a wholesale food distribution company were discontinued in April 1998. All significant intercompany transactions have been eliminated in consolidation.

Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas, facility. Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, and stability enhancing modifications. Woodson Avionics, Inc. is primarily engaged in the manufacture of airborne switching units used in Boeing McDonnell Douglas aircraft. Butler National Services is principally engaged in monitoring remote water and wastewater pumping stations through electronic surveillance. Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988.

Restatement

Subsequent to the issuance of the Company's consolidated financial statements for the fiscal years ended April 30, 1998 and 1997, it was determined that the reported results for 1998 and 1997 were in error, primarily as follows:

Beneficial Conversion Features: The Company issued convertible debentures in June and November of 1996 that contained beneficial conversion features which allowed the investor to convert at 70 percent of the average common stock closing bid price for the five days prior to issuance of the debt security. The conversion period on the notes were for limited periods. The financial statements for the year ended April 30, 1997, have been restated to reflect the accounting recognition of the value attributable to the beneficial conversion feature ($375,000) as a noncash charge to interest expense and an increase to the paid-in capital.

The Company also issued convertible preferred stock on December 16, 1997 which contained beneficial conversion features. Those features allow the holder of the security to convert the preferred stock into the Company's common stock at 70 percent of the common stock bid price (the average of the ending common stock price bid five days prior to issuance of the preferred stock or the ending common stock bid price 45 days after issuance of the preferred stock). The financial statements for the period ended April 30, 1998, have been restated to reflect the accounting recognition of the value attributable to this beneficial conversion feature as a deemed dividend and an increase to capital contributed in excess of par of $650,000.

The accounting above is consistent with the accounting requirements outlined in Topic D-60 of the Emerging Issues Task Force (EITF), issued in March 1997, and what was agreed to by the EITF in their final deliberations for Issue 98-5 on May 20, 1999.

RF, Inc. Gain: As further discussed in Note 3, the Company settled a dispute with a former employee in June 1997, effective April 30, 1997.
The Company initially recorded a net gain on the settlement of approximately $433,000 in June 1998. Costs aggregating approximately $1,054,000 that had been deferred as of April 30, 1997, more appropriately should have been recognized as period costs. The financial statements have been restated to expense these costs as part of loss from discontinued operations in fiscal 1997. In addition, the value assigned to the 600,000 shares of company stock received as part of the consideration of the settlement was reduced from $2 per share (stock price at April 30, 1997) to $1.22 per share (stock price on June 26, 1997- the date the shares were received). The net effect of this transaction on the fiscal 1998 financial statements is to change the previously reported loss from discontinued operations of $172,281 to income from discontinued operations of $269,219.

The following reflects selected financial information and the effects of the aforementioned restatements:

                                    1998                        1997
                      As previously        As       As previously      As
                        reported        restated       reported      restated

Total assets            $10,799,656   $10,870,445    $11,124,008   $10,070,008

Total shareholder's
 equity                   5,861,860     5,866,282      4,872,254     3,818,254

Total net sales           5,546,106     5,456,106      4,061,775     4,061,775

Income (loss) from
 operations                 250,012       398,934       (199,633)     (574,633)

Discontinued operations    (172,281)      269,219        365,325      (688,675)

Net income (loss)            77,731       668,153        165,692    (1,263,308)

Net income (loss)
 available for common
  shareholders               77,731        18,153        165,692    (1,263,308)

Basic EPS                       .01           .00            .02          (.13)

Fully divided EPS               .01           .00            .02          (.13)


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of the Company's products.

Property and Related Depreciation

Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the term of the lease. The lives used for the significant items within each property classification are as follows:


                                  Life in Years
Building                         23 to 39 years
Machinery and equipment           5 to 17 years
Office furniture and fixtures     5 to 17 years
Leasehold improvements            3 to 20 years

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired are removed from the accounts and any resulting gains or losses are reflected as income or expense.

Long-Lived Assets

Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company determined that as of April 30, 1998, there had been no impairment in the carrying value of long-lived assets.

Indian Gaming

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

We record reserves for Indian Gaming Development costs that cannot be determined whether reimbursement from the Tribes will occur. We have agreements with the Tribes to be reimbursed for all costs incurred by us to develop gaming when the facilities are constructed and opened. Because the Stables represents the only operations opened, there is uncertainty as to whether reimbursement on all remaining costs that have been reserved will occur. It is our policy therefore, to reduce the respective reserves as reimbursement from the Tribes is collected.

We have Company has capitalized approximately $3,062,941 and $1,539,893 at April 30, 1998 and April 30, 1997, respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $3,008,508 and $2,845,629 in 1998 and 1997, respectively, which were established to reserve for potentially unreimburseable costs.
In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances.
In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

As a part of a Management Contract approved by the National Indian Gaming Commission (NIGC) on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the Tribes), the Company agreed to convert their current unsecured receivable from the Tribes to a secured note receivable with the Tribes of $3,500,000 at 2 percent over prime, to be repaid over five years, for the construction of the Stables gaming establishment and reimbursement for previously advanced funds. At April 30, 1998, the Company had advanced $1,785,217 to the Tribes under the contract and has reported $408,333 as a current note receivable and $1,376,884 as a long-term note receivable. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building. The Company is currently receiving payments on the note and its management fee on the Stables' operation.

Supplemental Type Certificates

Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes the Company to perform modifications, installations and assemblies on applicable customer-owned aircraft. Costs associated with obtaining these STCs from the FAA are capitalized and subsequently amortized against revenues being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through costs of sales using the units of production method. Current company estimates of future orders indicate the life for these costs to be approximately five years. The legal life of these STCs is indefinite. Consultant costs, as shown below, include costs of engineering, legal and aircraft specialists. Components of the capitalized costs are as follows:

                                                       1998          1997

     Direct labor                                 $   206,752    $  151,816
     Direct materials                                 187,129       162,193
     Consultant costs                               1,267,742       934,960
     Labor overhead                                   326,669       239,870
                   Subtotal                         1,988,292     1,488,839

     Less-  Amortized costs                           532,043       123,938

     Net STC balance                               $1,456,249    $1,364,901


The recoverability of these costs are dependent upon the Company's ability to obtain to sustain future orders. Failure to gain these orders and subsequently recover these costs could have a material adverse impact on the Company's financial position and results of operations.

Other Assets

The Company owned a Lear 35 aircraft, carried at approximately $1,500,000 which is recorded in other assets on the Balance Sheet at April 30, 1998 and 1997. In July 1998, the Company sold the Lear 35 for approximately $2.1 million less disposition costs.

Bank Overdraft Payable

The Company's cash management program results in checks outstanding in excess of bank balances in the general disbursement account. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made from funds provided under the terms of the Company's promissory notes agreement.

Financial Instruments

The carrying amounts of the Company's financial instruments approximate their fair market values.

Revenue Recognition

The Company performs aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. At April 30, 1998, there were six contracts in process.

Earnings Per Share

Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options, convertible preferred, and convertible debentures have been considered in the dilutive earnings per share calculation, but not used in 1998 and 1997 because they are anti-dilutive.

Reclassifications

Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.


2.  DEBT:

Principal amounts of debt at April 30, 1998 and 1997, consist of the following:

                                                1998        1997
Promissory notes-
    Interest at prime plus 2%              $   695,718    $382,743
       (10.50% at April 30, 1998), due
       August 25, 1998, collateralized
       by a first or second position on
       all assets of the Company

                    Total promissory notes $   695,718    $382,743

Other notes payable-
     Note payable for Lear 35, interest    $ 1,412,723  $1,497,124
           at prime plus 2%, (10.50% at
           April 30, 1998), due June 30,
           1999 collateralized by
           Aircraft Security Agreement
           dated November 30, 1995.

Note payable at prime plus 1%,                 398,813       -
     9.5% at April 30, 1998,
     due March 1, 2001,
     collateralized by real estate.

     Other notes payable                       178,725     94,277

                                             1,990,261  1,591,401

     Less- Current maturities                   63,849     50,683

                                            $1,926,412 $1,540,718

Maturities of long-term debt (excluding Promissory notes) are as follows:


   Year Ending
    April 30         Amount
     1999      $     63,849
     2000         1,477,093
     2001           440,330
     2002             8,989
                 $1,990,261

The Company has promissory notes in which it may borrow a maximum of $750,000. The notes matured on August 25, 1998, and were renewed under similar terms each quarter. At April 30, 1998, the Company had borrowed $695,718 on the notes. The weighted-average interest rates were 10.25 percent for the years ended 1998 and 1997 respectively.


3.  DISCONTINUED OPERATIONS:

On April 14, 1998, the Company discontinued the operation of its food distribution operations conducted by RF, Inc., and Valu Foods, Inc., wholly owned subsidiaries of the Company. These operations are being liquidated and the Company does not plan any future operations in the food distribution industry.

The Company acquired RF, Inc., on April 21, 1994. The individuals who sold RF, Inc. to the Company had sought for some time to reacquire the ownership of RF, Inc. The individual (the Employee) filed a lawsuit against the Company seeking to rescind the sale of RF, Inc. stock and for damages. The Company and the Employee reached an agreement to settle and release all claims and counterclaims effective April 30, 1997, (Release Agreement). The Employee dismissed the lawsuit with prejudice. In addition to the releases, under the terms of the agreement, the Company received, on June 26, 1997, 600,000 shares of the Company's common stock and a commitment for certain payments over the next three years. On June 21, 1997, the Company released the Employee from the terms of his employment contract and the April 24, 1994 Stock Purchase Agreement, including his agreement not to compete with the Company in the food distribution industry. Costs associated with this transaction totaled $1,054,000 and were expensed in fiscal year 1997. As a result of resolving the dispute and the ultimate release from the employment agreement, the Company received compensation and recorded a gain of $1,043,000, restated herein, (principally noncash) in the first quarter of 1998.

On March 27, 1998, three companies filed a petition for involuntary bankruptcy against RF, Inc. On May 12, 1998, the court determined that RF, Inc. was bankrupt and a trustee was appointed on June 11, 1998. All the assets of RF, Inc. were pledged as security for the bank line of credit.

The bank was to obtain control of all the assets of RF, Inc. and the Company planned to cooperate in the collection of accounts receivable through a law firm, the liquidation of the inventory and to purchase the fixed assets, primarily office equipment, from the bank. The RF, Inc.
bank debt was approximately $638,000, plus interest and legal collection costs. The Company believed that an orderly liquidation of the assets and the sale of the fixed assets would allow the bank to recover the amount due on the bank line of credit.

As of April 30, 1998, the operations of RF, Inc. have been deconsolidated because of the Chapter 7 involuntary bankruptcy liquidation. The entire investment in RF, Inc. was written-off through the 1998 loss from discontinued operations. The assets and liabilities of RF, Inc. at April 30, 1998, were comprised of accounts receivable $716,478, inventory $359,103, other assets $44,423, bank liabilities $637,947 and other accrued liabilities $397,903. The revenues associated with RF, Inc. for the years ended 1998, 1997, and 1996 were $3,783,132, $17,478,540, and
$13,685,871 respectively.

The Company also discontinued the operation of its retail food store, Valu Foods, Inc. The Company planned to liquidate the Valu Foods, Inc. assets in the ordinary course of business and the store will close the sooner of the completion of the inventory liquidation or on January 31, 1999, when the lease expires. The loss on discontinued operations is approximately $23,965 (net of tax). The loss includes anticipated legal costs, rental costs and payroll.


As of April 30, 1998, the operations of Valu Foods, Inc. have been discontinued due to the planned closing of the wholly owned subsidiary. The entire investment in Valu Foods, Inc. was written-off through the 1998 loss from discontinued operations. The assets and liabilities of Valu Foods, Inc. at April 30, 1998, were comprised of property, plant and equipment including leasehold improvements of $175,446 and inventory $24,779. The revenues associated with Valu Foods, Inc., for the year ended 1998 were $143,550.

Subsequent to the initial issuance of the April 30, 1998, fiscal year financial statements, the bankruptcy court ruled July 20, 1999, on the bankruptcy filing of the Company. Subsequent to April 30, 1998, the bank was not allowed to immediately assume control of the collateralized assets for liquidation and as such, required the Company to pay the bank the amount due and the court costs in total, including interest, aggregating $700,000. An additional charge for this payment was recorded in fiscal year 1999 based upon the final court action.

4.  CONVERTIBLE DEBENTURES:

The Company completed a private placement on June 26, 1996, in which the Company issued an 8.0 percent cumulative convertible debenture due June 26, 1998, in the amount of $750,000. Net proceeds of the offering were $675,000. The debenture is convertible only to common stock at 70 percent of the average closing price of the common stock for the five days prior to issuance of the debenture. At June 26, 1998, the end of the two-year term, the balance not yet converted must be converted to common stock.
The 8 percent interest is payable in stock or cash at the option of the Company.

The Company completed a private placement on November 1, 1996, in which the Company issued an 8.0 percent cumulative convertible debenture due November 1, 1998, in the amount of $500,000. Net proceeds of the offering were $450,000. The debenture is convertible only to common stock at 70 percent of the average closing bid price of the common stock for the five days prior to issuance of the debenture. At November 1, 1998, the end of the two-year term, the balance not yet converted must be converted to common stock. The 8 percent interest is payable in stock or cash at the option of the Company.

The two aforementioned securities include nondetachable conversion features that are "in the money" at the dates of issuance. These features, known as beneficial conversion features, allow for securities to be convertible into common stock at a fixed discount to the common stock's market price at the date of conversion. These features are recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of these features to additional paid-in capital. These amounts are calculated as the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The allocation of the proceeds is considered to be analogous to additional interest to the security holder and is recognized over the minimum period in which the security holders can realize that return.

The beneficial conversion features included in the two convertible debt issuances have a value of $375,000. Because the conversion period and thus the minimum realized return period is very limited, the entire amount was amortized and recorded in fiscal year 1997. See footnote 1 for further discussion.

On January 25, 1999, a change was made to the issuance documents changing the conditions of the conversions. The face value at the time of this agreement was $650,000 allowing $65,000 per month to be converted under the plan at a conversion price equal to 80 percent of the five (5) day average closing bid for the five (5) trading days prior to the conversion, provided, however, that if the closing price increases to $1.45 per share or more for three (3) consecutive trading days, the Holder will have the option to convert an additional 20 percent or $130,000 of outstanding principal amount of Debentures. All transactions are being handled through one broker and all activity is reported on a weekly basis. The Holders also received 325,000 three-year warrants to purchase restricted common stock at $1.45 per share.

5.  INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provision of the enacted tax laws. The Company has net operating loss carryforwards and cumulative temporary differences, which would result in the recognition of net deferred tax assets. A valuation allowance has been provided which reduces the net deferred tax asset to zero. At April 30, 1998, the Company had approximately $5.2 million of net operating losses, which expire in 2002 to 2013.

The tax benefit of net operating losses generated prior to the quasi reorganization in 1992 and utilized after the reorganization are reflected as additions to capital contributed in excess of par (See Note 6).

The deferred taxes are comprised of the following components:

                                                    April 30, as Restated
                                                        1998           1997

Current deferred taxes-
     Current assets                                $   416,843    $   454,080
     Current liabilities                                  (610)          -
               Total current deferred taxes            416,233        454,080

Noncurrent deferred taxes-
     Noncurrent assets                               2,580,599      2,488,415
     Noncurrent liabilities                           (297,070)      (424,224)
               Total noncurrent deferred taxes       2,283,529      2,064,191

     Total deferred taxes                            2,699,762      2,518,271
     Less- Valuation allowance                      (2,699,762)    (2,518,271)
               Total deferred taxes, net           $      -       $      -


The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                        April 30, as Restated
                                                         1998         1997
Accounts receivable reserves                      $     30,352   $   71,494
Inventory reserve                                      309,285      320,917
Net operating loss                                   2,023,656    1,855,232
Depreciation                                          (283,314)    (404,011)
Indian Gaming Development                              519,934      526,463
Other                                                   99,849      148,176
               Net deferred tax items               $2,699,762   $2,518,271

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

                                                   1998      1997      1996

Statutory federal income tax rate                 34.0%     (34.0)%   (34.0)%
Changes in valuation allowances                  (36.7)       6.8      31.5
Beneficial conversion feature                       -        22.3        -
Nondeductible expenses                             2.2        1.6       2.5
State taxes                                        5.3        3.9       3.6
Effective tax rate                                 4.8%       0.6%      3.6%

6.  SHAREHOLDER'S EQUITY:

Quasi Reorganization

After completing a three-year program of restructuring the Company's operation, on October 31, 1992, the Company adjusted the accumulated deficit (earned surplus benefit) to a zero balance thereby affording the Company a "fresh start." No assets or liabilities required adjustment in this process as they had been recorded at fair value. The amount of accumulated deficit eliminated as of October 31, 1992, was $11,938,813. Upon consummation of the reorganization, all deficits in the surplus accounts were eliminated against paid-in capital.

Common Stock Transactions

During the year ended April 30, 1998, the Company issued 2,148,913 shares of stock valued at $1,437,126 in various non-cash transactions: 193,000 shares valued at $144,750 were issued for services to be rendered in the future; 91,318 shares valued at $79,903 were issued as the Company match to the employee 401-K plan; 12,722 shares valued at $11,450 were issued for services rendered; and 1,738,413 shares were issued under the exchange provisions of the convertible and preferred debentures for $1,201,023 in face value plus interest.

During the year ended April 30, 1997, the Company issued 231,266 shares of stock valued at $446,208 less $10,966 of issue costs in various non-cash transactions: 25,000 shares valued at $53,125 were issued for services to be rendered in the future; 10,000 shares valued at $21,250 were issued for other assets; 100,000 shares valued at $200,000 were issued in connection with the assets acquisition of Woodson Electronics, Inc.: 84,034 shares were issued under the exchange provisions of the convertible debenture for $150,000 in face value; and 12,232 shares valued at $21,833 were issued to pay interest on the debentures.

Shares Issued for Future Services

In fiscal 1998 and 1997, the Company issued 193,000 and 25,000 shares of common stock, respectively, at a value of $144,750 and $53,125, respectively, for professional services to be received in the future. The deferred portion of these service contracts is being recognized over the service period, (generally 24-60 months) and is reflected as a reduction in equity until such time as the services are received.

Convertible Preferred Stock

The Company completed a private placement on December 16, 1997, to issue Series B, 6 percent Convertible Preferred Stock in the amount of $1,500,000. Dividends when declared, are payable quarterly at 6 percent of stated value per share. Net proceeds of the offering were $1,315,959. The terms of conversion allow the holder, at its option, at any time commencing 45 days after issuance of the preferred stock to convert the preferred stock into shares of the Company's Common Stock, at a conversion price equal to 70 percent of the common stock bid price (the average of the ending common stock bid price five days prior to issuance of the preferred stock or the ending bid price of the common stock 45 days after issuance of the preferred stock. The shares are subject to a mandatory, 24-month conversion feature at the end of which all shares outstanding will be automatically converted. Liquidation rights upon dissolution are equal to the stated value per share and all unpaid dividends. The preferred shareholders have no voting rights.

The aforementioned security includes a nondetachable conversion feature that is "in the money" at the date of issuance. This feature, known as beneficial conversion features, allows for securities to be convertible into common stock at a fixed discount to the common stock's market price at the date of conversion. This feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of this feature to additional paid-in capital. This amount is calculated as the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The allocation of the proceeds is considered to be analogous to a dividend to the preferred security holder and is recognized over the minimum period in which the security holders can realize that return.

The beneficial conversion feature included in the convertible preferred stock debt issuances has a value of $650,000. Because the conversion period and thus the minimum realized return period is very limited, the entire amount was amortized and recorded in fiscal year 1998. See footnote 1 for further discussion.

On January 25, 1999, Butler National announced that an agreement had been reached with the Holders of the Class B Convertible Preferred Stock to change the conversion conditions of the preferred stock. Under the agreement, the Holders of the Preferred are allowed to convert up to ten percent (10%) of the face value of the Preferred into common stock in any month until the entire issue is converted. The face value at the time of settlement was $785,000 allowing $78,500 per month to be converted under the plan. However, if the bid price is above $1.45 for three trading days, the Holders will be allowed to convert up to a total of 30 percent per month or $235,500 of face value of the Preferred. The conversion amount will increase five percent (5%) for each $.20 increase in market price. The agreed conversion price is 70 percent of the average bid price for the previous five trading days.

With the exception of 30,000 common shares owned at settlement by the Holders, sales of the previous converted common shares, 148,849 shares, plus any newly converted common shares, will be limited to the greater of $30,000 or twenty-five percent (25%) of the previous week's trading volume. Additionally, accrued dividends ($58,875) on the Preferred Stock will be paid in shares of common stock at $.57 per share during 1999. The Holders agreed to waive all future dividends. All transactions are being handled through one broker and all activity is reported on a weekly basis. The Holders also received 770,000 three-year warrants to purchase restricted common stock at $1.45 per share.

7.  STOCK OPTIONS AND INCENTIVE PLANS:

The Company has established nonqualified stock option plans to provide key employees an opportunity to acquire ownership in the Company. Options are granted under these plans at exercise prices equal to fair market value at the date of the grant, generally exercisable immediately and expire in 10 years. The Company accounts for these plans under Accounting Principles Board Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost been recognized in accordance with Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation, the Company's operating income would have been effected as follows:

                                                  April 30,
                                         1998       1997      1996

Dividend yield                             0%         0%        0%
Expected stock volatility              98.00%    101.00%   101.00%
Risk free interest rate                 6.07%      6.79%     5.86%
Expected option lives                10 years   10 years  10 years
Fair value per option                   $1.06      $1.67     $1.84
Pro forma expense                    $565,000   $    -    $    -
Pro forma net income (loss)         $(551,269)  $    -    $    -
Basic EPS effect                       $(0.06)  $  ( - )  $  ( - )
Fully diluted EPS effect $(0.06)      $ ( - )   $  ( - )


The following table summarizes the Option Plans.

                                                   April 30,
                                 1998                1997              1996
Beginning balance- Options
 outstanding                  3,157,900            2,549,064        2,317,764
Options granted               6,223,800              772,000          700,000
Options canceled/forfeited   (3,005,900)            (151,164)         (26,000)
Options exercised                 -                  (12,000)        (442,700)
Ending balance - Options
 outstanding                  6,375,800            3,157,000        2,549,064

Exercise price ranges       $.90 to $2.50       $2.00 to $3.00   $2.00 to $3.00
Shares available for grants  20,123,100              379,000          934,736
Price range of options
 exercised                      None                   $2.00     $.70 to $3.00

8.  COMMITMENTS:

Lease Commitments

The Company leases space under operating leases with initial terms ranging from three years to twenty years. Minimum lease commitments under noncancelable operating leases for the next five years are as follows:

Year Ending
 April 30         Amount

  1999          $145,912
  2000            85,745
  2001            66,000
  2002            66,000
  2003            33,000
Thereafter       198,000


Total rental expense incurred for the years ended April 30, 1998, 1997 and 1996, was $187,905, $185,742 and $164,993, respectively.

9.  CONTINGENCIES:

The Company had an employment agreement with an individual which the Company terminated in April 1995. This individual filed a lawsuit against the Company, the President of the Company, and various corporate subsidiaries alleging the Company wrongfully terminated the individual's employment in breach of the contract. The suit was filed in October, 1995, in State Court in Johnson County, Kansas. The Company and the individual reached an agreement to settle and release all claims and counterclaims on May 1, 1997. The individual dismissed the lawsuit with prejudice. The terms of the settlement include payments of $122,000 and $72,000 by the Company to the individual during fiscal 1998 and fiscal 1999, respectively. The entire $194,000 was accrued in fiscal 1998.

The Company is involved in various lawsuits incidental to its business. Management believes the ultimate liability, if any, will not have an adverse effect on the Company's financial position or results of operations.

Due to the Company's financial condition, and the need to reduce expenses, the board of directors approved the elimination of product liability insurance in August, 1989.

10.  RELATED-PARTY TRANSACTIONS:

During fiscal 1998, the Company paid consulting fees of approximately $231,055 to board members and board member's consulting companies for business consulting services.

An outstanding current loan to an officer of the Company is $37,647.


11.  COMMON SHARES USED IN EARNINGS PER SHARE CALCULATIONS:

The following table shows the amounts used in computing earnings per share and the effect on income and weighted average number of shares of potential dilutive common stock.


                                         1998             1997        1996
                                    (As Restated     (As Restated
                                     See Note 1)      See Note 1)
Earnings (losses) available for
    common shares                        $18,153    $(1,263,308)     $144,402
         Convertible debentures             -              -             -
         Preferred dividend                 -              -             -
Earnings (losses) available for common
     shares after assumed conversion
     of dilutive securities              $18,153    $(1,263,308)     $144,402


                                         1998             1997         1996
                                    (As Restated    (As Restated
                                      See Note 1)    See Note 1)

Earnings (loss) per share-
   Basic-
       Earnings from continuing
        operations                        $(0.03)        $(0.06)       $(0.07)
       Income (loss) from/on
        discontinued operations             0.03          (0.07)         0.09
       Earnings (loss) available for
        common shares                      $0.00         $(0.13)        $0.02

Earnings (loss) per share-
   Diluted-
       Earnings from continuing
        operations                        $(0.03)        $(0.06)       $(0.07)
       Income (loss) on discontinued
        operations                          0.03          (0.07)         0.08
       Earnings (loss) available for
        common shares                      $0.00         $(0.13)        $0.01

Weighted average number of common
      shares used in basic EPS         9,418,330      9,411,168     9,269,432
Per share effect of dilutive
  securities-
    Convertible debentures                  -              -          360,298
    Convertible preferred securities        -              -             -
    Options                                 -             8,108       617,104

Weighted number of common shares
      and dilutive potential common
      shares used in diluted EPS       9,418,330      9,419,276    10,246,834


12.  NEW ACCOUNTING STANDARDS:

The American Institute of Certified Public Accountants has issued SOP 98-5, "Reporting on the costs of start-up activities." This standard provides a change in the capitalization policy for start up costs. The standard is required for the Company's fiscal year-end 1999. The Company has evaluated this standard and concluded its adoption will have no material effect to the financial statements.

13.  INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:

Industry Segmentation

The Company's operations have been classified into five segments in 1998, 1997 and 1996.

1. Avionics - principally includes the manufacture of airborne switching units used in DC-9, DC-10, DC- 9/80, MD-80, MD-90 and the KC-10 aircraft.

2. Aircraft Modifications - principally includes the modification of business type aircraft from passenger to freighter configuration, addition of aerial photography capability, stability enhancing modifications for Learjets, and other modifications.

3. Gaming - Business management services to Indian tribes in connection with the Indian Gaming Act of 1988. (Beginning in fiscal 1994).

4. Monitoring Services - principally includes the monitoring of water and wastewater remote pumping stations through electronic surveillance, for municipalities and the private sector.

5. Temporary Services - provides temporary employee services for corporate clients.

                                     Year ended April 30, 1998 (Restated)

                            Gaming       Avionics  Modifications    Services
Net sales                 $   -          $484,518     $3,874,490   $1,098,098
Depreciation                  -            12,870         91,075       10,831
Operating profit (loss)
 (a)                       (322,129)      146,744      1,274,320      228,488
Capital expenditures      1,773,248          -             8,871       23,904
Interest, net
Other income
Income or (loss) from
    continuing operations
Income taxes
Income or (loss) from
    discontinued
     operations
               Net income

Identifiable assets      $3,062,941    $1,068,999     $5,691,256   $  135,629

                                   Year ended April 30, 1998 (Restated)

                                 Temporaries    Corporate     Consolidation
Net sales                       $      -       $     -        $ 5,456,106
Depreciation                           -           32,453         147,229
Operating profit (loss) (a)            -         (672,729)        654,694
Capital expenditures                   -          648,560       2,454,583
Interest, net                                                    (251,420)
Other income                                                       15,540
Income or (loss) from
    continuing operations                                         418,814
Income taxes for continuing
 operations                                                        19,880
Income or (loss) from
 discontinued operations
 (net of tax)                                                     269,219
               Net income                                         668,153

Identifiable assets             $  16,428        $895,192     $10,870,445

                                     Year ended April 30, 1997 (Restated)

                       Gaming        Avionics      Modifications    Services

Net sales             $   -        $  277,513        $2,724,217    $1,060,045
Depreciation              -            34,629            31,071         6,031
Operating profit
 (loss) (a)           (243,728)       123,571           501,984       230,738
Capital expenditures   397,870         (8,268)             -             -
Interest, net
Other income
Income or (loss) from
    continuing operations
Income taxes
Income or (loss) from
    discontinued operations
               Net income

Identifiable assets  $1,543,786     $1,015,001       $5,765,537    $  313,374

                                       Year ended April 30, 1997 (Restated)

                                    Temporaries    Corporate    Consolidation
Net sales                           $    -         $    -        $  4,061,775
Depreciation                             -              -              71,731
Operating profit (loss) (a)              -          (318,807)         293,758
Capital expenditures                     -           340,738          730,340
Interest, net                                                        (632,106)
Other income                                                         (232,869)
Income or (loss) from
    continuing operations                                            (571,217)
Income taxes for continuing
 operations                                                             3,416
Income or (loss) from
 discontinued operations
 (net of tax)                                                        (688,675)
               Net income                                          (1,263,308)

Identifiable assets                $  43,945       $1,388,365     $10,070,008

                                         Year ended April 30, 1996

                             Gaming       Avionics  Modifications    Services
Net sales                   $    -        $260,399     $2,531,504    $861,192
Depreciation                     -          11,429         30,907       4,606
Operating profit (loss)
 (a)                        (668,239)       79,545        356,916     227,078
Capital expenditures         171,880          -         1,772,303      21,548
Interest, net
Other income
Income or (loss) from
    continuing operations
Income taxes
Income or (loss) from
    discontinued operations
               Net income

Identifiable assets        $1,150,312     $208,342     $4,679,582    $223,590

                                           Year ended April 30, 1996

                                  Temporaries    Corporate    Consolidation
Net sales                         $    -         $     -        $3,653,095
Depreciation                           -               -            46,942
Operating profit (loss) (a)             1,275     (581,151)       (584,576)
Capital expenditures                   -             5,463       1,971,194
Interest, net                                                     (101,619)
Other income                                                        51,181
Income or (loss) from
    continuing operations                                         (635,014)
Income taxes                                                        22,800
Income or (loss) from
 discontinued operations
 (net of tax)                                                      802,216
               Net income                                          144,402

Identifiable assets               $  3,445       $1,995,812     $8,261,083

(a) Operating expenses not specifically identifiable are allocated based upon sales, cost of sales, square footage or other factors as considered appropriate.

Major Customers

Sales to major customers (10 percent or more of consolidated sales) were as follows:

                                              1998      1997     1996
Aircraft modification (GFD)                    16%       21%      11%
Monitoring services (Plantation)               12        16       17
               Total major customers           28%       37%      28%


                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

  FOR THE YEARS ENDED APRIL 30, 1998, 1997 AND 1996 (1998 AND 1997 RESTATED)

                                           Additions
                              Balance at   Charged to
                              Beginning    Costs and               Balance at
       Description             of Year     Expenses    Deductions  End of Year

Year Ended April 30, 1998-
 Allowance for doubtful
  accounts                   $   78,736   $   -        $    -      $   78,736
 Reserve for inventory
  obsolescence                   74,562       -             -          74,562
 Reserve for loss on note
  receivable                     27,327       -             -          27,327
 Reserve for Indian Gaming
  Development                 2,845,629      162,879        -       3,008,508
 Income tax valuation
  allowance                   2,518,271      237,778      56,287    2,699,762


Year ended April 30, 1997-
 Allowance for doubtful
  accounts                       91,882         -         13,146       78,736

 Reserve for inventory
  obsolescence                   62,071       12,491         -         74,562

 Reserve for loss on note
  receivable                     35,729         -          8,402       27,327

 Reserve for Indian Gaming
  Development                 2,601,901       243,728        -      2,845,629

 Income tax valuation
  allowance                   2,239,298       278,973        -      2,518,271


Year ended April 30, 1996-
 Allowance for doubtful
  accounts                       91,882          -           -         91,882

 Reserve for inventory
  obsolescence                   63,767          -        1,696        62,071

 Reserve for loss on note
  receivable                     35,729          -          -          35,729

 Reserve for advances for
  Indian Gaming Development   1,933,662       668,239       -       2,601,901

 Income tax valuation
  allowance                   2,177,315        61,983       -       2,239,298


