Form 10-Q/A
period 1998-07-31
BUTLER NATIONAL CORP
filed 2000-08-07
CIK 15847

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


                                  INDEX

PART I.        FINANCIAL INFORMATION:

                                                                      Page No.

     Consolidated Balance Sheets - July 31, 1998
        and April 30, 1998............................................3

     Consolidated Statements of Income - Three
        Months ended July 31, 1998 and 1997...........................4


     Consolidated Statements of Cash Flows - Three
        Months ended July 31, 1998 and 1997...........................5


     Notes to Consolidated Financial Statements.......................6


     Management's Discussion and Analysis
        Financial Condition and Results of Operations.................8

PART II.

     OTHER INFORMATION...............................................13

     SIGNATURES......................................................14


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

ASSETS                                             7/31/98    4/30/98
                                                (unaudited)(as restated
                                                            see note 2)

Current Assets:
     Cash                                          $ 230,357   $ 160,598
     Accounts receivable, net of allowance for
          doubtful accounts of $78,736 at July 31,   359,011     413,257
          and $78,736 at April 30, 1998
     Note receivable from Indian Gaming development  408,333     408,333

     Contracts in process                            634,300     551,610
     Inventories:
          Raw materials                            1,572,970   1,469,324
          Work in process                            168,538      76,073
          Finished goods                              58,491      55,939
          Aircraft                                   315,281   1,816,281
                                                 -----------  ----------
                                                   2,115,280   4,951,415
      Prepaid expenses and other assets              120,576     121,280
                                                 -----------  ----------
               Total current assets                3,867,857   5,072,695

Property, Plant and Equipment:
     Land & Building                                 667,628     639,130
     Machinery and equipment                       1,057,157     973,504
     Office furniture and fixtures                   560,967     632,617
     Leasehold improvements                           33,959      33,958
                                                ------------  ----------
               Total cost                          2,319,711   2,279,209

     Accumulated depreciation                     (1,111,070) (1,060,705)
                                                 -----------  -----------
             Net Property, Plant                   1,208,641   1,218,504
              and equipment

Supplemental Type Certificates                     1,432,184   1,456,249

Indian Gaming:
     Note receivable from Indian Gaming
     developments                                 2,101,987   1,376,884

     Advances for Indian gaming developments
     (net of reserves of $2,283,405 and
      $3,008,508 at July 31 and April 30, 1998,
      respectively)                                1,516,113   1,277,724
               Total Indian Gaming (Long Term)     3,618,100   2,654,608

Other Assets
     Other assets                                    492,748     468,389
                                                 -----------  ----------
               Total Other Assets                    492,748     468,389

               Total assets                      $10,619,530 $10,870,445
                                                 ===========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY               7/31/98        4/30/98
                                                 (unaudited)  (as restated)
Current Liabilities:
     Bank overdraft payable                      $     -        $193,205
     Promissory notes payable                       642,677      695,718
     Current maturities of long-term debt            14,777       63,849
     Accounts payable                               403,601      507,698
     Customer Deposits                              583,325      530,275
     Accrued liabilities -
          Compensation and compensated absences     128,060      170,110
          Other                                     115,938      227,896
                                                -----------   -----------
               Total current liabilities          1,888,378    2,388,751

Long-Term Debt, net of current maturities         1,420,657    1,926,412
Convertible debentures                              650,000      650,000
Other liabilities                                      -            -
Commitments and contingencies
Liabilities of discontinued operations                 -          39,000
                                                  ---------    ---------
               Total liabilities                  3,959,035    5,004,163

Shareholders' equity:
     Preferred stock, par value $5:
       Authorized, 20,000 shares, all classes
       $1,000 Class B, 6%, convertible cumulative,
       liquidation and redemption value $1,000,
       issued and outstanding, 785 shares at
       7/31/98 & 1,120 shares at 4/30/98           355,236      506,834
     Common stock, par value $.01:
       Authorized, 40,000,000 shares
       Issued and outstanding 12,555,746 July 31,
      1998 & 11,673,069 at April 31, 1998,         125,557      116,730
       Common stock warrants                         8,807        8,807
       Capital contributed in excess of par      8,496,740    8,257,155
     Note receivable from officer arising from
      stock purchase agreement                    (37,647)     (37,647)
     Shares issued for future services                -        (286,824)
     Treasury stock, at cost (No preferred at
       7/31 & no preferred at 4/30              (1,069,240)  (1,069,240)
       and common 775,000 at 7/31 & 775,000
       at 4/30)
     Retained deficit                           (1,218,958)  (1,629,533)
      (deficit of $11,938,813 eliminated
       October 31, 1992)
                                               -----------  -----------
          Total shareholders' equity             6,660,495    5,866,282
                                               -----------  -----------
          Total liabilities and shareholders'
          equity                               $10,619,530  $10,870,445
                                               ===========  ===========

      The accompanying notes are an integral part of these balance sheets.


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME



                                                   THREE MONTHS ENDED
                                                        July 31,
                                                  1998             1997
                                              (unaudited)    (unaudited
                                                  As Restated)

     Net sales                              $3,096,562      $1,245,890

     Cost of sales                           2,458,400         754,064

                                      ----------------    -------------
                                               638,162         491,826

     Selling, general and
     administrative expenses                   131,093         381,488
                                      ----------------    -------------
          Operating income (loss)              507,069         110,338



     Other income (expense):
          Interest expense                     (41,990)        (70,014)
          Interest revenue                          82             807
          Settlement gain                          753         426,947
            (loss) and other                      -               -
                                      ----------------   --------------
          Other expense                        (41,155)        357,740
                                      ----------------    -------------


     Income (loss)
        from continuing operations before
        taxes                                  465,914         468,078


     Provision for income taxes from
        continuing operations                     -               -
                                          ------------     ------------
     Income (loss) from
        continuing operations             $    465,914     $   468,078
                                          ============     ============



     Discontinued operations:
         Income (loss) from discontinued
          operations, net of taxes             (55,339)        329,440

        Profit or (loss) on discontinued
            operations, net of taxes              -               -

         Total discontinued operations         (55,339)        329,440
                                           -----------      ----------
        Net income (loss)                 $    410,575     $   797,518
                                           ===========      ==========

     Basic earnings (loss) per common share:
        Continuing operations                      .05             .05

        Discontinued operations                   (.01)            .06
                                            ----------      ----------
                                                  $.04            $.11


     Shares used in per share calculation   10,022,282       9,243,347

     Diluted earnings (loss) per common share
     Continuing operations                         .05             .05
     Discontinued operations                      (.01)            .06
                                                  ----            ----
                                                  $.04            $.11

    Shares used in per share calculation    10,022,282       9,243,347


       The accompanying notes are an integral part of these statements.


                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Three Months Ended July 31,
                                                 1998             1997
                                             (unaudited)     (unaudited
                                                            As Restated)

Cash flows from operating
activities:



Net income (loss)                               $  410,575    $ 797,518
     Income (loss) from discontinued operations    (55,339)     329,440
     Income from continuing operations             465,914      468,078
     Adjustments to reconcile net income
      (loss) to net cash (used in) operations:

     Depreciation                                   50,365       39,898
     Amortization                                   24,065      112,535
     Gain on retirement of fixed assets               -            -
     Provision for uncollectible accounts             -         181,973
     Provision for obsolete inventories               -          15,940
     Amortization of shares                           -          27,865
       issued for future services
     Noncash services and benefit plan
       contributions                                  -            -
     Convertible debt beneficial conversion feature   -            -
     Other noncash expenses                        286,824     (329,440)

Changes in assets and liabilities:
     Accounts receivable                            54,246     (253,601)
     Contracts in process                          (82,690)    (334,266)
     Inventories                                 1,542,337      (38,931)
     Prepaid expenses and other current assets         704        8,813
     Other assets and other                       (264,359)       5,894
     Accounts payable                             (104,097)     258,594
     Customer deposits                              53,050      100,000
     Settlement agreement                             -         (24,000)
     Accrued liabilities                          (435,285)     (72,213)

     Cash provided by (used in) continuing            -            -
       operations
     Cash provided by (used in) discontinued          -            -
       operations

                                         -----------------  -----------

         Cash provided by (used in) operations   1,535,735      496,579
                                         ----------------- ------------

Cash flows from investing activities:
     Capital expenditures, net                      (40,502)   141,725
     Indian Gaming Developments                    (963,492)  (410,107)
     Advances for Supplemental Type Certificates       -          -
     Aircraft and aircraft parts                       -          -
                                             -------------  -----------
          Cash used in investing activities      (1,003,994)  (208,257)

                                             -------------  -----------
Cash flows from financing activities:
     Net borrowings under promissory note           (53,041)   336,351
     Proceeds from long-term debt                   853,484   (100,000)
     Repayments of long-term debt and lease
      obligations                                (1,359,239)   123,689
     Repayment of officer note                         -          -
     Issuance of Class B convertible
       preferred stock                                -        100,000
     Issuance of warrants/stock                      96,814   (541,206)

                                                -----------  ---------
          Cash provided by
          financing activities                     (461,982)   (181,166)
                                              -------------  -----------
Net increase (decrease) in cash                      69,759     107,156


Cash, beginning of period                           160,598     208,761
                                              -------------  -----------
Cash, end of period                        $        230,357   $ 315,917

Supplemental disclosures of cash flow
information:

     Interest paid                         $         41,990   $  74,503
     Income taxes paid                                -          10,000

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

For further information, refer to the Restated Consolidated Financial Statements and Footnotes included in the Registrant's Annual Report on Form 10-K/A for the year ended April 30, 1998 filed with the Securities and Exchange Commission on March 24, 2000.

2. Restatement: Subsequent to the issuance of the Company's consolidated financial statements for the fiscal years ended April 30, 1998 and 1997, it was determined that the reported results for 1998 and 1997 were in error, primarily as follows:

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

The following reflects selected financial information and the effects of the aforementioned restatements:

                            April 30, 1998              April 30, 1997
                      As previously      As       As previously      As
                        reported       estated       reported  restated

Total assets            $10,799,656  $10,870,445 $11,124,008$10,070,008

Total shareholder's
 equity                   5,861,860    5,866,282   4,872,254  3,818,254

Total net sales           5,546,106    5,456,106   4,061,775  4,061,775

Income (loss) from
 operations                 250,012      398,934    (199,633)  (574,633)

Discontinued operations    (172,281)     269,219     365,325   (688,675)

Net income (loss)            77,731      668,153     165,692 (1,263,308)

Net income (loss)
 available for common
  shareholders               77,73        18,153     165,692 (1,263,308)

Basic EPS                       .0           .00         .02       (.13)

Fully divided EPS               .0           .00         .02       (.13)



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

The Company has capitalized approximately $4,040,333 and $3,062,941 at July 31, 1998 and April 30, 1998, respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,283,405 and $3,008,508 in fiscal year 1999 and 1998, respectively, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

As a part of a Management Contract approved by the National Indian Gaming Commission (NIGC) on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the Tribes), the Company agreed to convert their current unsecured receivable from the Tribes to a secured note receivable with the Tribes of $3,500,000 at 2 percent over prime, to be repaid over five years, for the construction of the Stables gaming establishment and reimbursement for previously advanced funds. At July 31, 1998, the Company had advanced $2,584,656 to the Tribes under the contract and has reported $408,333 as a current note receivable and $2,101,987 as a long-term note receivable. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building. The Company is currently receiving payments on the note and its management fee on the Stables' operation.

4. Aircraft: The Company buys aircraft, modifies the aircraft and resells the aircraft as a part of the aircraft modification business segment.

During the quarter ended July 31, 1998, a modified Lear 35 aircraft was sold for approximately $2.1 million. This aircraft was carried as inventory for approximately $1,500,000 on the Balance Sheet. The Company plans to continue the business of purchase, modify and sale of applicable aircraft and is now recording the the carrying cost of these airplanes as Aircraft Inventory on the Balance Sheet.

5. Quasi Reorganization: After completing a three-year program of restructuring the Company's operation, on October 31, 1992, the Company adjusted the accumulated deficit (earned surplus benefit) to a zero balance thereby affording the Company a "fresh start." No assets or liabilities required adjustment in this process as they had been recorded at fair value. The amount of accumulated deficit eliminated as of October 31, 1992, was $11,938,813. Upon consummation of the reorganization, all deficits in the surplus accounts were eliminated against paid-in capital.


6. Shares Issued for Future Services: In fiscal 1998 and 1997, the Company issued 193,000 and 25,000 shares of common stock, respectively, at a value of $144,750 and $53,125, respectively, for professional services to be received in the future. The deferred portion of these service contracts were being recognized over the service period, (generally 24-60 months) and was reflected as a reduction in equity until such time as the services are received. Effective May 1, 1998, the amortized balances of the issue cost of the shares issued were expensed or transferred as advances to the gaming related projects. These amounts are recoverable under the terms of the approved management agreements.

7. New Accounting Standards: The American Institute of Certified Public Accountants has issued SOP 98-5, "Reporting on the costs of start-up activities." This standard provides a change in the capitalization policy for start up costs. The standard is required for the Company's fiscal year-end 1999. The Company has evaluated this standard and concluded its adoption will have no material effect to the financial statements.

8. An outstanding current loan to an officer was reduced $37,647 to zero before April 30, 1999.

9. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended July 31, 1998 and 1997. Stock options are included in 1998 and 1997 as common stock equivalents to the extent that they are dilutive. The Convertible debenture is included in fiscal 1997 and fiscal 1998 as a common stock equivalent since the debenture is dilutive. The convertible preferred stock is included in 1998 since the convertible preferred stock is dilutive. Shares used in the diluted per share computations are as follows:



                                                       THREE MONTHS ENDED
                                                  July 31,
                                                        1998         1997

Common shares outstanding beginning of period      9,418,330   9,411,168

Cumulative increase in weighted average
due to Common Stock Equivalent net of treasury
stock                                                603,953    (179,455)

Cumulative increase in weighted average
due to Convertible Debenture                            -           -

Cumulative increase in weighted average
due to issues per acquisition and consulting
agreements                                              -          8,904

Cumulative increase in weighted average
due to issues per Nonqualified Stock Option Plans       -          2,729

Cumulative increase in weighted average
due to Convertible Preferred                            -           -
                                               ------------- ------------
Weighted average shares, end of period            10,022,282   9,243,347



The convertible debentures ($650,000 at 7/31/98) and the convertible preferred stock ($355,236 at 7/31/98) are dilutive on a percentage basis of the common stock price. For purposes of the weighted average shares calculation, a $1.00 price has been assumed for the dilution calculations for future conversions.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First quarter fiscal 1999 compared to restated first quarter fiscal 1998

Overview: Consolidated sales were $3,096,562 for the three months ended July 31, 1998, compared to $1,245,890 for the three months ended July 31, 1997, an
increase of (149%).   Sales decreased in the Avionics segment (71.9%),
increased in the Aircraft Modifications segment (254%), and decreased in the Monitoring Services segment (40.1%). Sales included a sale by the Aircraft Modifications segment of an aircraft after modification for approximately $2.1 million.

The Company recorded a net income from continuing operations of $465,914 in the current quarter compared to $468,078 in the comparable period of fiscal 1999. The loss from discontinued operations was $55,339 for the quarter compared to a net income of $329,440 for the quarter ended July 31, 1997.

Selling, General and Administrative expenses were $131,093 for the current quarter, a decrease of $250,395 from the prior year. A cash repayment of $289,580 was received by Indian Gaming to repay for previously reserved costs related to the Stables. Before the repayment, expenses increased $39,185 from the same quarter of the previous fiscal year.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment increased $2,001,141 (254%) from $788,229 in the first quarter of the prior fiscal year to $2,789,370 in the current first quarter of fiscal 1999. Sales included $2.1 million from the sale of the second aircraft purchased, modified and resold as an expansion of the product lines at the Aircraft Modifications segment. The modification only product lines accounted for sales of $689,370 a decrease of (12.5%) from the prior year. First quarter operating profit was $328,798 in fiscal 1999 and $299,818 in fiscal 1998. Additional emphasis is being placed on the purchase, modify and resale product line to increase market share of all modification products.

Avionics: Avionics unit sales were $29,851 for the three months ended July 31, 1998 compared to $106,225 in the comparable period of the preceding year, an decrease of (71.9%). The decrease resulted from reduced sales to Douglas Aircraft. Operating profits for the three months ended July 31, 1998, were $7,413 compared to $37,452 for the three months ended July 31, 1997. The Company believes the sales volume will remain relatively stable with growth from new projects for the next few years.

SCADA Systems and Monitoring Services: Sales for the three months ended July 31, 1998 were $217,132 compared to sales of $362,761 for the comparable period of the prior year a decrease of 40.1%. Sales decreased when compared to the prior year because of a special project winding down during the quarter. Operating profit for the three months was $3,505 compared to $52,600 for the three months ended July 31, 1997. Fluctuations above the basic service business revenues are expected from quarter to quarter and year to year.

Temporary Services:   This segment did not recognize any revenue in the first
quarter of fiscal 1999 and fiscal 1998. When the Company and the Tribes open the Kansas Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.

Management Services:
                           -General-

Indian Gaming Management: This segment did not receive any revenue and incurred no expenses during the current quarter compared to $15,651 in expenses during the first quarter of fiscal 1998 for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. All efforts were advances toward the construction of the Stables.

The Company has advanced and invested a total of $6,759,261, reported as notes receivable of $2,510,320 and net of a reserve of $2,718,928, in land, land improvements, professional design fees and other consulting and legal costs related to the development of Indian Gaming facilities. Included in these advances and investments are lands and other areas located adjacent to residential developments. The Company believes that these tracts could be developed and sold for residential and commercial use other than Indian gaming, if the gaming enterprises do not open. Additional improvements, including access roads, water and sewer services, etc. are planned for these
lands.   After these improvements, these lands may be sold in small tracts.
This would allow the Company to recover the majority, if not all, of the land investments and other gaming costs.

                             -Princess Maria Casino-

The Company has a management agreement with the Miami Tribe to provide management services to the Miami Tribe. On July 9, 1992 the Tribe requested a compact with the State of Kansas for Class III Indian full-casino Indian gaming on Indian land known as the Maria Christiana Miami Reserve No. 35, located in Miami County, Kansas.

The Miami Tribe's 1992 compact was the subject of a lawsuit filed in February 1993, in the Federal District Court, by the Miami Tribe, alleging the failure to negotiate a compact in good faith by the State of Kansas. The United States District Court dismissed the Miami Tribe's suit against the State of Kansas, the United States Supreme Court's ruling in Seminole v. State of Florida. The Supreme Court ruled that the "failure to negotiate" provision of the IGRA did not allow an Indian tribe to compel a state by litigation to negotiate a compact.

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

The Miami Tribe challenged this opinion in Federal Court. To prove and protect the sovereignty of the Miami Tribe, and other Indian tribes, relating to their lands, on April 11, 1996, the Court ruled that the Miami Tribe did not have jurisdiction because the BIA had not approved the Tribal membership of the Princess Maria heirs, at the time the management agreement was submitted, therefore, the Court ordered that the NIGC's determination (that Reserve No. 35 is not "Indian land" pursuant to IGRA) was affirmed. However, the Court noted in its ruling that nothing precludes the Tribe from resubmitting its management agreement to the NIGC along with evidence of the current owners' consent and newly adopted tribal amendments. On February 22, 1996, the BIA approved the Miami Tribe's constitution and the membership of the heirs. The Tribe resubmitted the management agreement. Although the Court noted that the Tribe could resubmit the management agreement, the Court did not pass on whether or not a new submission will obtain approval.

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

The total advances and investment related to the Princess Maria at July 31, 1998, was $582,054. This amount is net of a reserve of $1,413,511, which represents the current net realizable value of the advanced receivable.

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

All of the defendants have asked the Court to dismiss the case because they believe the determination of Indian land is a power reserved for the United States by the constitution of the United States. A ruling by the court is expected in December 2000.

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

The Company is providing consulting and construction management services in the development of the facility and will manage the joint-venture operation for the tribes. The STABLES facility is approximately 24,000 square feet and located directly south of the Modoc Tribal Headquarters building in Miami. The complex will contain off-track betting windows, a bingo hall, sports bar, and a restaurant. The Company's Management Agreement was approved by the NIGC on January 14, 1997. Under the Management Agreement, as approved, the Company, as manager, is to receive a 30% share of the profits and reimbursement of development costs.

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

As a part of the Management Contract approved by the NIGC on January
14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"), the Company agreed to loan the Tribes
$3,500,000 at 2% over prime, to be repaid over five years, for the construction and operation of the Stables gaming establishment. At July
31, 1998, the Company had advanced $2,584,655 under the contract and reported $408,333 current note receivable, $2,101,987 long-term note receivable and $60,435 reserve for Indian gaming development. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building.


                     -Shawnee Reserve No. 206-

In 1992, the Company signed a consulting agreement and has maintained a business relationship with approximately seventy Indian and Non-Indian heirs (the "Owners") of the Newton McNeer Shawnee Reserve No. 206 ("Shawnee Reserve No. 206"). This relationship includes advances for assistance in the defense of the property against adverse possession (by one family member) in exchange for being named the manager for any Indian gaming enterprises that may be established on the land. As a result of the Company's assistance, the Owners are in the process of becoming the undisputed beneficial owners of approximately 72 acres of the Shawnee Reserve No. 206 as ordered by the United States District Court for the District of Kansas. The Company has advanced funds to purchase an additional 9 acres contiguous to the Indian land.

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

The Company believes there is a significant opportunity for Indian gaming on the Shawnee Reserve No. 206. However, none of the above agreements have been approved by the BIA, or the Cherokee Nation or any other regulatory authority. There can be no assurance that these or future agreements will be approved nor that any Indian gaming will ever be established on the Shawnee Reserve, or that the Company will be the Management Company.

The total advances and investment related to Shawnee Reserve No. 206 at July 31, 1998 was $716,801. This amount is net of a reserve of $849,222, which represents the current net realizable value of the advanced receivable.

                              -Modoc Bingo-

The Company signed a consulting agreement with the Modoc Tribe, to construct and operate an Indian gaming facility on Modoc Reservation lands in Eastern Oklahoma. The management agreement was filed with the NIGC on June 7, 1994, for review and approved on July 11, 1997. The Tribe and the Company have not determined a schedule for this project. There is no assurance that further action will be taken until the Stables is in operation and well established or if ever.

The total advances and investment related to the Modoc Tribe at July 31, 1998 was $210,613. This amount is net of a reserve of $337,436, which represents the current net realizable value of the advanced receivable. The Tribe is working to acquire additional Indian land before this project can be started.

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

The total advances and investment related to other gaming at July 31, 1998, was $6,645. This amount is net of a reserve of $64,969 which represents the current net realizable value of the advanced receivable.

COSTS AND EXPENSES

Operating expenses (selling, general and administrative): Expenses in the three months ended July 31, 1998, were $131,093 or 4.2% of sales compared to $381,488 or 30.6% of sales for the three months ended July 31, 1997, a decrease of $250,395 or 65.6%. A repayment of advanced expenses of $289,850 was received from Indian gaming during the quarter.

Interest expense for the three months ended July 31, 1998, decreased $28,024 from $70,014 in the first quarter of the prior year to $41,990. The Company continues to use its line of credit to maintain operations. The Company acquired a Lear 35 during fiscal 1996 for debt on an inventory floor plan of $1,500,000, the majority of the increase in interest expense relates to this acquisition and the related debt and the increased borrowing on the credit line. The Company sold the Learjet model 35 resulting in reduced interest cost for the first quarter of fiscal 1999. The Company plans to use the inventory floor plan to acquire a model 25 for modification and resale during fiscal 1999.

Other income(expense) is income of $82 in the quarter ended July 31, 1998, versus income of $807 in the quarter ended July 31, 1997. The fiscal 1998 settlement gain of $426,947 is related to Note 2.

The Company employed 69 at July 31, 1998, and 63 at July 31, 1997.

EARNINGS

The Company recorded a profit of $410,575 in the three months ended July 31, 1998. This is comparable to a profit of $797,518 (see note 2) in the three months ended July 31, 1997. Income per share is $.04 and income per share is $.11 for the three months ending July 31, 1998, and July 31, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $642,677 at July 31, 1998, and was $719,094 at July 31, 1997.

The Company's unused line of credit was approximately $107,323 as of July 31, 1998 and approximately $30,906 as of July 31, 1997. The interest rate on the Company's line of credit is prime plus two, as of September 15, 1998, the interest rate is 10.50%.

The Company plans to continue using the promissory notes payable to fund
working capital.   The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 2000. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

The Company does not, as of July 31, 1998, have any material commitments for other capital expenditures other than the Management Services segment's requirements under the terms of the Indian gaming Management Agreements. These requirements are further described in this section.

Depending upon the development schedules, the Company, through Management Services, will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available, and additional funds, for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from: internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

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

The Company's common stock is registered with the NASDAQ market system under the symbol BUKS. The Company's depressed stock price, resulting from the constant selling pressure of the conversion shares may cause future delisting and may reduce the liquidity of the Company's stock in the market and therefore, the ability to raise capital through the issue of equity securities.

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


                                 BUTLER NATIONAL CORPORATION
                                        (Registrant)


August 7, 2000                   /S/ Clark D. Stewart
        Date                     Clark D. Stewart,
                                 (President and Chief Executive Officer)


August 7, 2000                   /S/ Robert E. Leisure
        Date                     Robert E. Leisure
                                 Chief Financial Officer)