Form 10-Q/A
period 1998-10-31
BUTLER NATIONAL CORP
filed 2000-08-07
CIK 15847

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


                                  INDEX

PART I.        FINANCIAL INFORMATION:

                                                                      Page No.

     Consolidated Balance Sheets - October 31, 1998
        and April 30, 1998................................................3

     Consolidated Statements of Income - Three
        Months ended October 31, 1998 and 1997............................4

     Consolidated Statements of Income - Six
        Months ended October 31, 1998 and 1997............................4

     Consolidated Statements of Cash Flows - Six
        Months ended October 31, 1998 and 1997............................5

        Notes to Consolidated Financial Statements........................6

     Management's Discussion and Analysis
        Financial Condition and Results of Operations.....................8

PART II.

     OTHER INFORMATION...................................................13

     SIGNATURES..........................................................14


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

ASSETS                                               10/31/98         4/30/98
                                                   (unaudited)   (As restated
                                                                  see Note 2)


Current Assets:
     Cash                                           $   76,111      $ 160,598
     Accounts receivable, net of allowance for
          doubtful accounts of $78,736 at Oct. 31,     416,422        413,257
          and $78,736 at April 30, 1998
     Note receivable from Indian Gaming developments   450,000        408,333

     Contracts in process                               55,000        551,610
     Inventories:
          Raw materials                              1,635,340      1,469,324
          Work in process                              176,608         76,073
          Finished goods                                61,469         55,939
          Aircraft                                     315,281      1,816,281
                                                -------------- --------------
                                                     2,188,698      4,951,415
      Prepaid expenses and other assets                120,401        121,280
                                                -------------- --------------
               Total current assets                  3,306,632      5,072,695

Property, Plant and Equipment:
     Land & Building                                   667,628        639,130
     Machinery and equipment                         1,055,657        973,504
     Office furniture and fixtures                     585,967        632,617
     Leasehold improvements                             33,959         33,958
                                                -------------- --------------
               Total cost                            2,343,211      2,279,209

     Accumulated depreciation                       (1,162,894)   (1,060,705)
                                                 --------------   -----------
             Net Property, Plant                     1,180,317     1,218,504
              and equipment

Supplemental Type Certificates                       1,456,955     1,456,249

Indian Gaming:
     Note receivable from Indian Gaming
     developments                                    3,015,250     1,376,884

     Advances for Indian gaming developments
     (net of reserves of $1,328,475 and
      $3,008,508 at Oct. 31 and April 31, 1998,
      respectively)                                  1,567,001     1,277,724
             Total Indian Gaming                     4,582,251     2,654,608

Other Assets
     Other assets                                      462,790       468,389
                                                   -----------    -----------
               Total Other Assets                      462,790       468,389

               Total assets                        $10,988,945   $10,870,445
                                                   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY                10/31/98          4/30/98
                                                   (unaudited)  (as restated)

Current Liabilities:
     Bank overdraft payable                         $ 146,368     $   193,205
     Promissory notes payable                         436,260         695,718
     Current maturities of long-term debt             261,714          63,849
     Accounts payable                                 607,102         507,698
     Customer Deposits                                 84,570         530,275
     Accrued liabilities -
          Compensation and compensated absences       117,259         170,110
          Other                                       291,859         227,896
                                                   -----------     ----------
               Total current liabilities            1,945,132       2,388,751

Long-Term Debt, net of current maturities           2,308,058       1,926,412
Convertible debentures                                650,000         650,000
Other liabilities                                        -               -
Commitments and contingencies
Liabilities of discontinued operations                   -             39,000
                                                    ---------       ---------
               Total liabilities                    4,903,190       5,004,163

Shareholders' equity:
     Preferred stock, par value $5:
       Authorized, 20,000 shares, all classes
       $1,000 Class B, 6%, convertible cumulative,
       liquidation and redemption value $1,000,
       issued and outstanding, 785 shares at
       10/31/98 & 1,120 shares at 4/30/98            355,236          506,834
     Common stock, par value $.01:
       Authorized, 40,000,000 shares
       Issued and outstanding 12,555,746 at
      10/31/98 & 11,673,069 at 4/30/98              125,557          116,730
      Common stock warrants                           8,807            8,807
      Capital contributed in excess of par        8,496,740        8,257,155
     Note receivable from officer arising from
      stock purchase agreement                      (37,647)        (37,647)
     Shares issued for future services                  -          (286,824)
     Treasury stock, at cost (No preferred at
       10/31 & no preferred at 4/30              (1,069,240)     (1,069,240)
       and common 775,000 at 10/31 & 775,000
       at 4/30)
     Retained dficit                             (1,793,698)     (1,629,533)
      (deficit of $11,938,813 eliminated
       October 31, 1992)
                                                 -----------     -----------
          Total shareholders' equity              6,085,755        5,866,282
                                                 -----------     -----------
          Total liabilities and shareholders'
          equity                                $10,988,945      $10,870,445
                                                 ==========       ==========

      The accompanying notes are an integral part of these balance sheets.


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME



                                                   THREE MONTHS ENDED
                                                        Oct 31,
                                                  1998             1997
                                              (unaudited)       (unaudited
                                                               as restated)


     Net sales                                $1,140,728        $1,261,369

     Cost of sales                               978,903           546,365

                                              ----------        ----------
                                                 161,825           715,004

     Selling, general and
     administrative expenses                     474,419           501,947
                                              ----------        ----------
          Operating income (loss)               (312,594)          213,057



     Other income (expense):
          Interest expense                       (46,237)          (69,602)
          Interest revenue                        31,404             1,629
          Settlement gain                         12,676            21,359
           (loss) and other                         -                 -
                                              ----------        -----------
          Other expense                            2,157           (46,614)
                                              ----------        -----------


     Income (loss)
        from continuing operations before taxes (314,751)          166,443


     Provision for income taxes from
        continuing operations                       -                 -
                                            -----------        ----------
     Income (loss) from
        continuing operations               $   (314,751)      $   166,443
                                             ===========        ==========



     Discontinued operations:
         Income (loss) from discontinued
          operations, net of taxes              (259,989)            -

        Loss on discontinued operations,
            net of taxes                            -                -

         Total discontinued operations          (259,989)            -

        Net income (loss)                       (574,740)         166,443


     Basic earnings (loss) per common share:
        Continuing operations                       (.03)            .02

        Discontinued operations                     (.02)            -
                                              ----------       ---------
                                              $     (.05)      $     .02
                                              ==========       =========

      Shares used in per share calculation    10,714,430        8,952,123

     Diluted earnings (loss) per common share
     Continuing operations                          (.03)             .02

     Discontinued operations                        (.02)             -
                                              ----------       ----------
                                                    (.05)             .02
                                              ==========       ==========

      Shares used in per share calculation    10,714,430        8,952,123


       The accompanying notes are an integral part of these statements.



                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME



                                                   SIX MONTHS ENDED
                                                        Oct 31,
                                                  1998             1997
                                              (unaudited)       (unaudited
                                                         as restated)


     Net sales                         $4,237,290        $2,507,259

     Cost of sales                             3,437,303         1,300,429

                                              ----------        ----------
                                                 799,987         1,206,830

     Selling, general and
     administrative expenses                     605,512           883,435
                                              ----------        ----------
          Operating income (loss)                194,475           323,395



     Other income (expense):
          Interest expense                       (88,227)         (139,616)
          Interest revenue                        31,486             2,436
          Settlement                              13,429           448,306
            loss and other
                                              ----------        ----------
          Other expense                          (43,312)          311,126
                                              ----------        ----------


     Income (loss)
        from continuing operations before taxes  151,163           634,521


     Provision for income taxes from
        continuing operations                       -                 -
                                            -----------        ----------
     Income (loss) from
        continuing operations               $    151,163       $   634,521
                                             ===========        ==========



     Discontinued operations:
         Income (loss) from discontinued
          operations, net of taxes             (315,328)          329,440

        Loss on discontinued operations,
            net of taxes                           -                 -

         Total discontinued operations         (315,328)          329,440
                                             ----------        ----------
        Net income (loss)                  $   (164,165)       $  963,961
                                             ==========        ==========

     Basic earnings (loss) per common share:
        Continuing operations                       .01              .07

        Discontinued operations                    (.03)             .04
                                              ----------        ---------
                                                   (.02)             .13

     Shares used in per share calculation    10,714,430        8,952,123

     Diluted earnings (loss) per common share
     Continuing operations                          .01              .06
     Discontinued operations                       (.03)             .06
                                              ----------        ---------
                                                   (.02)             .12

     Shares used in per share calculation    10,714,430        8,952,123


       The accompanying notes are an integral part of these statements.



                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Six Months Ended Oct. 31,
                                                 1998               1997
                                             (unaudited)        (unaudited
                                                               as restated)

Cash flows from operating
activities:



Net income (loss)                                $(164,165)       $   963,961
     Income (loss) from discontinued operations   (315,328)           329,440
     Income from continuing operations             151,163            634,521
     Adjustments to reconcile net income
      (loss) to net cash (used in) operations:

     Depreciation                                  102,189             72,492
     Amortization                                     (706)           112,535
     Gain on retirement of fixed assets               -                  -
     Provision for uncollectible accounts             -               181,973
     Provision for obsolete inventories               -                15,940
     Amortization of shares                           -                46,146
       issued for future services
     Noncash services and benefit plan
       contributions                                  -                   -
     Convertible debt beneficial conversion feature   -                   -
     Other noncash expenses                        286,824                -
     Gain from discontinued investment                -              (329,440)

Changes in assets and liabilities:
     Accounts receivable                            (3,165)          974,831
     Contracts in process                          496,610         1,123,673
     Inventories                                 1,468,919          (564,804)
     Prepaid expenses and other current assets         879           (12,576)
     Other assets and other                       (234,401)           21,527
     Accounts payable                               99,404           137,585
     Customer deposits                            (445,705)       (1,420,626)
     Settlement agreement                             -              (42,000)
     Accrued liabilities                           123,140          (145,895)
     Note receivable                                  -               20,850

     Cash provided by (used in) continuing            -                 -
       operations
     Cash provided by (used in) discontinued          -                 -
       operations

                                                ----------         ----------

          Cash provided by (used in) operations  1,729,823         1,156,172
                                                ----------         ----------

Cash flows from investing activities:
     Capital expenditures, net                     (64,002)          (39,032)
     Indian Gaming Developments                 (1,969,310)         (661,984)
     Advances for Supplemental Type Certificates      -             (122,918)
     Aircraft and aircraft parts                      -                 -
                                                ----------         ----------
          Cash used in investing activities     (2,033,312)         (823,934)

                                                ----------         ----------
Cash flows from financing activities:
     Net borrowings under promissory note         (259,458)          324,244
     Proceeds from long-term debt                1,814,712              -
     Repayments of long-term debt and lease
      obligations                               (1,433,066)         (451,261)
     Repayment of officer note                        -                 -
     Issuance of Class B convertible
       preferred stock                                -                 -
     Issuance of warrants/stock                     96,814          (353,105)
                                                ----------         ----------
          Cash provided by
          financing activities                     219,002          (480,122)
                                                ----------         ----------
Net increase (decrease) in cash                    84,487             147,884


Cash, beginning of period                         160,598             208,761
                                                ----------         ----------
Cash, end of period                       $        76,111      $       60,877

Supplemental disclosures of cash flow
information:

     Interest paid                        $        88,227      $      114,598
     Income taxes paid                               -                 10,000

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

                             April 30, 1998              April 30, 1997
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


3. On September 14, 1998, Arthur Andersen LLP informed the Company that it has declined to stand for reelection. A new independent auditor has not been engaged by the Company for fiscal 1999. Appointment of a new independent auditor will be selected by an action of the Board of Directors. The Audit Committee is receiving prospective candidates and expects to engage an auditor during the fourth quarter of fiscal 1999.

4. Indian Gaming: The Company is advancing funds for the establishment of Indian gaming. These funds have been capitalized in accordance with Statements of Financial Accounting Standards (SFAS) 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Such standard requires costs associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of that project. The realization of these advances is predicated on the ability of the Company and their Indian gaming clients to successfully open and operate the proposed casinos. There is no assurance that the Company will be successful. The inability of the Company to recover these advances could have a material adverse effect on the Company's financial position and results of operations.

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

The Company has capitalized approximately $5,032,251 and $3,062,941 at October 31, 1998 and April 30, 1998, respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928 and $3,008,508 in fiscal year 1999 and 1998, respectively, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

As a part of a Management Contract approved by the National Indian Gaming Commission (NIGC) on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the Tribes), the Company agreed to convert their current unsecured receivable from the Tribes to a secured note receivable with the Tribes of $3,500,000 at 2 percent over prime, to be repaid over five years, for the construction of the Stables gaming establishment and reimbursement for previously advanced funds. At October 30, 1998, the Company had advanced $3,557,752 to the Tribes under the contract and has reported $450,000 as a current note receivable and $3,015,250 as a long-term note receivable. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building. The Company is currently receiving payments on the note and its management fee on the Stables' operation.

5. Aircraft: The Company buys aircraft, modifies the aircraft and resells the aircraft as a part of the aircraft modification business segment.

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

6. Quasi Reorganization: After completing a three-year program of restructuring the Company's operation, on October 31, 1992, the Company adjusted the accumulated deficit (earned surplus benefit) to a zero balance thereby affording the Company a "fresh start." No assets or liabilities required adjustment in this process as they had been recorded at fair value. The amount of accumulated deficit eliminated as of October 31, 1992, was $11,938,813. Upon consummation of the reorganization, all deficits in the surplus accounts were eliminated against paid-in capital.

7. Shares Issued for Future Services: In fiscal 1998 and 1997, the Company issued 193,000 and 25,000 shares of common stock, respectively, at a value of $144,750 and $53,125, respectively, for professional services to be received in the future. The deferred portion of these service contracts were being recognized over the service period, (generally 24-60 months) and was reflected as a reduction in equity until such time as the services are received. Effective May 1, 1998, the amortized balances of the issue cost of the shares issued were expensed or transferred as advances to the gaming related projects. These amounts are recoverable under the terms of the approved management agreements.

8. New Accounting Standards: The American Institute of Certified Public Accountants has issued SOP 98-5, "Reporting on the costs of start-up activities." This standard provides a change in the capitalization policy for start up costs. The standard is required for the Company's fiscal year-end 1999. The Company has evaluated this standard and concluded its adoption will have no material effect to the financial statements.

9. An outstanding current loan to an officer was reduced $37,647 to zero before April 30, 1999.

10. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended Oct. 31, 1998 and 1997. Stock options are included in 1998 and 1997 as common stock equivalents to the extent that they are dilutive. The Convertible debenture is included in fiscal 1997 and fiscal 1998 as a common stock equivalent since the debenture is dilutive. The convertible preferred stock is included in 1998 since the convertible preferred stock is dilutive. Shares used in the diluted per share computations are as follows:



                                THREE MONTHS ENDED       SIX MONTHS ENDED


                                     October 31,            October 31,


                                   1998      1997         1998        1997
Common shares outstanding
 beginning of period           10,022,282  9,243,347    9,418,330   9,411,168

Cumulative increase in
 weighted average due to
 Common Stock Equivalent
 net of treasury stock            692,148   (291,224)   1,296,101   (470,679)

Cumulative increase in
 weighted average due to
 Convertible Debenture               -          -           -           -

Cumulative increase in
 weighted average due to
 Convertible Preferred               -          -           -           -

Cumulative increase in
 weighted average due to
 issues per acquisition
 and consulting agreements           -          -           -           8,904

Cumulative increase in
 weighted average due to
 issues per Nonqualified
 Stock Option Plans                  -          -           -           2,729


                              ----------   ---------   ----------   ---------
Weighted average shares,
 end of period                10,714,430   8,952,123   10,714,430   8,952,123


The convertible debentures ($650,000) and the convertible preferred stock ($506,834) are dilutive on a percentage basis of the common stock price. For purposes of the weighted average shares calculation, a $1.00 price has been assumed for the dilution calculations for future conversions.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second quarter fiscal 1999 compared to restated second quarter fiscal 1998

Overview: Consolidated sales were $4,237,290 for the six months ended October 31, 1998, compared to $2,507,259 for the six months ended October 31, 1997, an
increase of (69%).   Sales for the second fiscal quarter were $1,140,728
compared to $1,261,369 for the three months ended October 31, 1997. Sales for the six month period decreased in the Avionics segment (41.2%), and increased in the Aircraft Modifications segment (121%), and decreased in the Monitoring Services segment (32.7%). Sales for the six months included a sale by the Aircraft Modifications segment of an aircraft after modification for approximately $2.1 million.

The Company recorded a net income from continuing operations of $151,163 in the current six months compared to $634,521 in the comparable period of fiscal 1998. The loss from discontinued operations was $(315,328) for the six months compared to a net income of $329,440 for the six months ended October 31, 1997.

Selling, General and Administrative expenses were $474,419 for the current quarter, a decrease of $27,528 from the prior year.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment increased $1,936,752 (121%) from $1,604,399 in the first six months of the prior year to $3,541,150 in the first six months ending October 31, 1998. Gross profit decreased from $965,162 in the six months ending October 31, 1997 to $524,946 in the six months ending October 1998. Second quarter fiscal 1999 sales were $751,780 compared to $816,170 in fiscal 1998. Second quarter gross profit was $14,668 and $562,266, respectively. The fiscal 1998 sales included the sale of a learjet for $2,100,000.

Avionics: Avionics unit sales were $155,054 for the six months ended October 31, 1998 compared to $263,509 in the comparable period of the preceding year, a decrease of (41.2%). The decrease resulted from lower sales to Douglas Aircraft. Operating profits for the six months ended October 31, 1998, were $(18,459) compared to $66,262 for the six months ended October 31, 1997. The Company believes the sales volume will remain relatively stable with some growth from new projects for the next few years.

SCADA Systems and Monitoring Services: Sales for the six months ended October 31, 1998 were $465,271 compared to sales of $691,528 for the comparable period of the prior year a decrease of 32.7%. Sales decreased when compared to the prior year because of a special project winding down during the year. Operating profit for the six months was $4,803 compared to $126,388 for the six months ended October 31, 1997. Sales for the second quarter fiscal 1999 were $248,588, a decrease of $80,178 from the same quarter of fiscal 1998. Fluctuations above the basic service business revenues are expected from quarter to quarter and year to year.

Temporary Services:   This segment did not recognize any revenue in the first
quarter of fiscal 1999 and fiscal 1998. When the Company and the Tribes open the Kansas Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.

Management Services:
                           -General-

Indian Gaming Management: This segment earned interest income of $14,766 during the quarter and incurred no expenses during the current quarter and $27,868 in the first half of fiscal 1999 for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. All efforts were advances toward the construction of the Stables.

The Company has advanced and invested a total of $7,751,179, reported as notes receivable of $3,465,250 and net of a reserve of $2,718,928, in land, land improvements, professional design fees and other consulting and legal costs related to the development of Indian Gaming facilities. Included in these advances and investments are lands and other areas located adjacent to residential developments. The Company believes that these tracts could be developed and sold for residential and commercial use other than Indian gaming, if the gaming enterprises do not open. Additional improvements, including access roads, water and sewer services, etc. are planned for these
lands.   After these improvements, these lands may be sold in small tracts.
This would allow the Company to recover the majority, if not all, of the land investments and other gaming costs.

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

The total advances and investment related to the Princess Maria at October 31, 1998, was $600,874. This amount is net of a reserve of $1,413,511 which represents the current net realizable value of the advanced receivable.

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

As a part of the Management Contract approved by the NIGC on January
14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"), the Company agreed to loan the Tribes
$3,500,000 at 2% over prime, to be repaid over five years, for the construction and operation of the Stables gaming establishment. At October 31, 1998, the Company had advanced $3,557,752 under the contract and reported $450,000 current note receivable, $3,015,250 long-term note receivable and $60,435 reserve for Indian gaming development. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building.


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

The total advances and investment related to Shawnee Reserve No. 206 at October, 1998 was $716,801. This amount is net of a reserve of $849,222, which represents the current net realizable value of the advanced receivable.

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

The total advances and investment related to the Modoc Tribe at October 31, 1998 was $210,613. This amount is net of a reserve of $337,436, which represents the current net realizable value of the advanced receivable. The Tribe is working to acquire additional Indian land before this project can be started.

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

The total advances and investment related to other gaming at October 31, 1998, was $6,645. This amount is net of a reserve of $58,324 which represents the current net realizable value of the advanced receivable.

COSTS AND EXPENSES

Operating expenses (selling, general and administrative): Expenses in the six months ended October 31, 1998, were $605,512 or 14.3% of sales compared to $883,435 or 35.2% of sales for the six months ended October 31, 1997, a decrease of $277,923 or 31.4%.

Interest expense for the six months ended October 31, 1998, decreased $51,389 from $139,616 in the second quarter of the prior year to $88,227. The Company continues to use its line of credit to maintain operations. The Company acquired a Lear 35 during fiscal 1996 for debt on an inventory floor plan of $1,500,000, the majority of the increase in interest expense relates to this acquisition and the related debt and the increased borrowing on the credit line. The Company sold the Learjet model 35 resulting in reduced interest cost for the first quarter of fiscal 1999. The Company plans to use the inventory floor plan to acquire a model 25 for modification and resale during fiscal 1999.

Other income(expense) is expense of $43,312 in the six months ended October 31, 1998, versus income of $311,126 in the six months ended October 31, 1997. The first quarter fiscal 1998 settlement gain of $426,947 is related to Note 2.

The Company employed 51 at October 31, 1998, and 60 at October 31, 1997.

EARNINGS

The Company recorded a loss of $164,165 in the six months ended October 31, 1998. This is comparable to a profit of $963,961 (see note 2) in the six months ended October 31, 1997. Earnings per share is a loss of $.02 and income per share is $.11 for the six months ending October 31, 1998, and October 31, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $436,260 at October 31, 1998, and was $719,094 at October 31, 1997.

The Company's unused line of credit was approximately $63,740 as of October 31, 1998 and approximately $30,906 as of October 31, 1997. The interest rate on the Company's line of credit is prime plus two, as of December 15, 1998, the interest rate is 9.75%.

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

The Company does not, as of October 31, 1998, have any material commitments for other capital expenditures other than the Management Services segment's requirements under the terms of the Indian gaming Management Agreements. These requirements are further described in this section.

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

On September 14, 1998, Arthur Andersen LLP informed the Company that it has declined to stand for reelection. A new independent auditor has not been engaged by the Company for fiscal 1999. Appointment of a new independent auditor will be selected by an action of the Board of Directors. The Audit Committee is receiving prospective candidates and expects to engage an auditor during the fourth quarter of fiscal 1999.

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


                                     BUTLER NATIONAL CORPORATION
                                           (Registrant)


August 7, 2000                 /S/ Clark D. Stewart
        Date                         Clark D. Stewart,
                                     (President and Chief Executive Officer)


August 7, 2000                       /S/ Robert E. Leisure
        Date                         Robert E. Leisure
                                     (Chief Financial Officer)