Form 10-Q/A
period 1999-01-31
BUTLER NATIONAL CORP
filed 2000-08-07
CIK 15847

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


                                  INDEX

PART I.        FINANCIAL INFORMATION:

                                                                      Page No.

     Consolidated Balance Sheets - January 31, 1999
        and April 30, 1998................................................3

     Consolidated Statements of Income - Three
        Months ended January 31, 1999 and 1998............................4

     Consolidated Statements of Income - nine
        Months ended January 31, 1999 and 1998............................4

     Consolidated Statements of Cash Flows - Nine
        Months ended January 31, 1999 and 1998............................5

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

PART II.

     OTHER INFORMATION...................................................13

     SIGNATURES..........................................................14


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

ASSETS                                               01/31/99         4/30/98
                                                   (unaudited)  (as restated)


Current Assets:
     Cash                                           $  163,654      $ 160,598
     Accounts receivable, net of allowance for
          doubtful accounts of $78,736 at Jan. 31,     417,550        413,257
          and $78,736 at April 30, 1998
     Note receivable from Indian Gaming developments   450,000        408,333

     Contracts in process                                 -           551,610
     Inventories:
          Raw materials                              1,796,683      1,469,324
          Work in process                              252,686         76,073
          Finished goods                                57,921         55,939
         Aircraft                                      315,281      1,816,281
                                                    ----------     ----------
                                                     2,422,571      4,951,415
      Prepaid expenses and other assets                 31,624        121,280
                                                    ----------     ----------
               Total current assets                  3,485,399      5,072,695

Property, Plant and Equipment:
     Land & Building                                   667,628        639,130
     Machinery and equipment                         1,055,657        973,504
     Office furniture and fixtures                     585,967        632,617
     Leasehold improvements                             33,959         33,958
                                                    ----------     ----------
               Total cost                            2,343,211      2,279,209

     Accumulated depreciation                       (1,214,499)   (1,060,705)
                                                    ----------     ----------
               Net Property, Plant                   1,128,712     1,218,504
              and equipment

Supplemental Type Certificates                       1,420,269     1,456,249

Indian Gaming:
     Note receivable from Indian Gaming
     developments                                   3,019,217      1,376,884

     Advances for Indian gaming developments
     (net of reserves of $2,718,928 and
      $3,008,508 at Jan. 31 and April 30, 1998
      respectively)                                 1,626,482     1,277,724
                                                    ---------     ---------
               Total Indian Gaming                  4,645,699     2,654,608

Other Assets
     Aircraft and aircraft parts                          -              -
     Other assets                                      355,714        468,389
                                                    ----------     ----------
               Total Other Assets                      355,714        468,389
                                                    ----------     ----------
               Total assets                        $11,035,793    $10,870,445
                                                    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY                01/31/99        4/30/98
                                                   (unaudited)  (as restated)
Current Liabilities:
     Bank overdraft payable                         $ 148,614     $   193,205
     Promissory notes payable                         340,208         695,718
     Current maturities of long-term debt             299,915          63,849
     Accounts payable                                 747,423         507,698
     Customer Deposits                                572,983         530,275
     Accrued liabilities -
          Compensation and compensated absences        99,358         170,110
          Other                                       207,614         227,896
                                                   ----------      ----------
               Total current liabilities            2,416,115       2,388,751

Long-Term Debt, net of current maturities           2,392,995       1,926,412
Convertible debentures                                650,000         650,000
Other liabilities                                        -               -
Commitments and contingencies
Liabilities of discontinued operations                   -             39,000
                                                    ---------       ---------
               Total liabilities                    5,459,110       5,004,163

Shareholders' equity:
     Preferred stock, par value $5:
       Authorized, 20,000 shares, all classes
       $1,000 Class B, 6%, convertible cumulative,
       liquidation and redemption value $1,000,
       issued and outstanding, 785 shares at
       1/31/99 & 1,120 shares at 4/30/98             355,236          506,834
     Common stock, par value $.01:
       Authorized, 40,000,000 shares
       Issued and outstanding 12,555,746 at
       1/31/99 & 11,673,069 at 4/30/98               125,558          116,730
       Common stock warrants                           8,807            8,807
       Capital contributed in excess of par        8,496,739        8,257,155
     Note receivable from officer arising from
       stock purchase agreement                      (20,184)         (37,647)
     Shares issued for future services                  -            (286,824)
     Treasury stock, at cost (No preferred at
       01/31 & no preferred at 4/30               (1,069,240)      (1,069,240)
       and common 775,000 at 01/31 & 775,000
       at 4/30)
     Retained deficit                             (2,320,233)      (1,629,533)
      (deficit of $11,938,813 eliminated
       October 31, 1992)
                                                  ----------       ----------
          Total shareholders' equity               5,576,683        5,866,282
                                                  ----------       ----------
          Total liabilities and shareholders'
          equity                                 $11,035,793      $10,870,445
                                                  ==========       ==========

      The accompanying notes are an integral part of these balance sheets.


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME



                                                   THREE MONTHS ENDED
                                                        Jan 31,
                                                  1999             1998
                                              (unaudited)       (unaudited
                                                         as restated)


     Net sales                                $  594,994        $1,211,434

     Cost of sales                               573,450           818,752

                                              ----------        ----------
                                                  21,544           392,682

     Selling, general and
     administrative expenses                     556,796           183,279
                                              ----------        ----------
          Operating income (loss)               (535,252)          209,403



     Other income (expense):
          Interest expense                       (74,466)          (85,065)
          Interest revenue                        87,799               794
          Settlement gain                         (4,616)             -
           (loss) and other                          -             135,255
                                              ----------        -----------
          Other expense                            8,717            50,984
                                              ----------        -----------


     Income (loss)
        from continuing operations before
        taxes                                   (526,535)          260,387


     Provision for income taxes from
        continuing operations                       -                 -
                                            -----------       -----------
     Income (loss) from
        continuing operations               $   (526,535)    $     260,387
                                             ===========       ===========



     Discontinued operations:
         Income (loss) from discontinued
                 operations, net of taxes          -                 -

        Loss on discontinued operations,
                   net of taxes                    -                 -

           Total discontinued operations           -                 -
                                             ----------        ----------
          Net income (loss)                 $  (526,535)    $    260,387
                                             ==========        ==========
     Basic earnings (loss) per common share:
        Continuing operations                      (.05)             .03

        Discontinued operations                     -                -
                                               ----------      ----------
                                            $      (.05)    $         .03
                                              ==========        ==========
      Shares used in per share calculation    11,302,885        9,275,637

     Diluted earnings (loss) per common share
     Continuing operations                         (.04)            (.03)

     Discontinued operations                        -                -
                                              ----------        ---------
                                             $     (.04)      $     (.03)
                                              ==========        =========
      Shares used in per share calculation    11,302,885        9,275,637


       The accompanying notes are an integral part of these statements.



                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME



                                                   NINE MONTHS ENDED
                                                        Jan. 31,
                                                  1999             1998
                                              (unaudited)       (unaudited
                                                              as restated)


     Net sales                                $4,832,284        $3,718,693

     Cost of sales                             4,010,753         2,119,180

                                              ----------        ----------
                                                 821,531         1,599,513

     Selling, general and
     administrative expenses                   1,162,308         1,066,714
                                              ----------        ----------
          Operating income (loss)               (340,777)          532,799



     Other income (expense):
          Interest expense                      (162,693)         (175,026)
          Interest revenue                       119,285             3,230
          Settlement                               8,813              -
            loss and other                          -              506,155
                                              ----------        ----------
          Other expense                          (34,595)          334,359
                                              ----------        ----------


     Income (loss)
        from continuing operations before taxes (375,372)          867,158


     Provision for income taxes from
        continuing operations                       -                 -
                                             ----------        ----------
     Income (loss) from
        continuing operations               $   (375,372)    $     867,158
                                              ==========        ==========



     Discontinued operations:
         Income (loss) from discontinued
          operations, net of taxes             (315,328)          329,440

        Loss on discontinued operations,
            net of taxes                           -                 -
                                              ---------         ---------
         Total discontinued operations         (315,328)          329,440
                                              ---------         ---------
        Net income (loss)                  $   (690,700)     $  1,196,598
                                              =========         =========

     Basic earnings (loss) per common share:
        Continuing operations                      (.03)             .09

        Discontinued operations                    (.03)             .04
                                              ---------         --------
     Shares used in per share calculation          (.06)             .13
                                              =========         ========


     Shares used in per share calculation     11,302,885        9,275,673

     Diluted earnings (loss) per common share
     Continuing operations                          (.03)             .09
     Discontinued operations                        (.03)             .04
                                              ----------        ---------
                                                    (.06)             .13
                                              ==========       ==========
      Shares used in per share calculation    11,302,885        9,275,673


       The accompanying notes are an integral part of these statements.



                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Nine Months Ended Jan. 31,
                                                 1999                 1998
                                             (unaudited)        (unaudited
                                                                as restated)

Cash flows from operating
activities:



Net income (loss)                                $(690,700)        $1,196,598
     Income (loss) from discontinued operations   (315,328)           329,440
     Income from continuing operations            (375,372)           867,158
     Adjustments to reconcile net income
      (loss) to net cash (used in) operations:

     Depreciation                                  153,794            109,480
     Amortization                                   35,980            198,478
     Gain on retirement of fixed assets               -                  -
     Provision for uncollectible accounts             -                81,971
     Provision for obsolete inventories               -                15,940
     Amortization of shares                           -                75,677
       issued for future services
     Noncash services and benefit plan
       contributions                                  -                   -
     Convertible debt beneficial conversion feature   -                   -
     Other noncash expenses                        286,824                -
     Gain on discontinued investment                  -             (329,440)

Changes in assets and liabilities:
     Accounts receivable                            (4,293)           15,417
     Contracts in process                          551,610           862,673
     Inventories                                 1,235,046          (356,834)
     Prepaid expenses and other current assets      89,656            (8,911)
     Other assets and other                       (127,325)          161,864
     Accounts payable                              239,725           (71,932)
     Customer deposits                              42,708        (1,184,300)
     Settlement agreement                             -              (54,000)
     Accrued liabilities                            61,441            15,923
     Note receivable                                  -              125,100

     Cash provided by (used in) continuing
       operations                                     -                 -
     Cash provided by (used in) discontinued          -                 -
       operations

                                                ----------        -----------

          Cash provided by (used in) operations  1,874,466           853,704
                                                ----------        -----------

Cash flows from investing activities:
     Capital expenditures, net                     (64,002)          (59,736)
     Indian Gaming Developments                 (2,032,758)       (1,541,955)
     Advances for Supplemental Type Certificates      -             (135,678)
     Aircraft and aircraft parts                      -                 -
                                                ----------       ------------
          Cash used in investing activities     (2,096,760)       (1,737,639)

                                                ----------       ------------
Cash flows from financing activities:
     Net borrowings under promissory note         (355,510)          391,026
     Proceeds from long-term debt                1,899,649               -
     Repayments of long-term debt and lease
      obligations                               (1,433,066)         (199,782)
     Repayment of officer note                      17,463              -
     Issuance of Class B convertible
       preferred stock                                -            1,089,959
     Issuance of warrants/stock                     96,814          (370,765)
                                                ----------         ----------
          Cash provided by
          financing activities                     225,350           910,438
                                                ----------         ----------
Net increase (decrease) in cash                      3,056            26,773


Cash, beginning of period                          160,598           208,761
                                                ----------         ----------
Cash, end of period                        $       163,654     $     235,534

Supplemental disclosures of cash flow
information:

     Interest paid                         $       162,690     $     175,026
     Income taxes paid                              10,000            10,000

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

The Company has capitalized approximately $5,156,044 and $3,062,941 at January 31, 1999 and April 30, 1998, respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928 and $3,008,508 in fiscal year 1999 and 1998, respectively, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

As a part of a Management Contract approved by the National Indian Gaming Commission (NIGC) on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the Tribes), the Company agreed to convert their current unsecured receivable from the Tribes to a secured note receivable with the Tribes of $3,500,000 at 2 percent over prime, to be repaid over five years, for the construction of the Stables gaming establishment and reimbursement for previously advanced funds. At January 31, 1999, the Company had advanced $3,516,501 to the Tribes under the contract and has reported $445,000 as a current note receivable and $3,019,217 as a long-term note receivable. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building. The Company is currently receiving payments on the note and its management fee on the Stables' operation.

5. Convertible Securities: On January 25, 1999, a change was made to the issuance documents changing the conditions of the conversions. The face value at the time of this agreement was $650,000 allowing $65,000 per month to be converted under the plan at a conversion price equal to 80 percent of the five
(5) day average closing bid for the five (5) trading days prior to the conversion, provided, however, that if the closing price increases to $1.45 per share or more for three (3) consecutive trading days, the Holder will have the option to convert an additional 20 percent or $130,000 of outstanding principal amount of Debentures. All transactions are being handled through one broker and all activity is reported on a weekly basis. The Holders also received 325,000 three-year warrants to purchase restricted common stock at $1.45 per share.

6. Aircraft: The Company buys aircraft, modifies the aircraft and resells the aircraft as a part of the aircraft modification business segment.

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

7. Quasi Reorganization: After completing a three-year program of restructuring the Company's operation, on October 31, 1992, the Company adjusted the accumulated deficit (earned surplus benefit) to a zero balance thereby affording the Company a "fresh start." No assets or liabilities required adjustment in this process as they had been recorded at fair value. The amount of accumulated deficit eliminated as of October 31, 1992, was $11,938,813. Upon consummation of the reorganization, all deficits in the surplus accounts were eliminated against paid-in capital.

8. Shares Issued for Future Services: In fiscal 1998 and 1997, the Company issued 193,000 and 25,000 shares of common stock, respectively, at a value of $144,750 and $53,125, respectively, for professional services to be received in the future. The deferred portion of these service contracts were being recognized over the service period, (generally 24-60 months) and was reflected as a reduction in equity until such time as the services are received. Effective May 1, 1998, the amortized balances of the issue cost of the shares issued were expensed or transferred as advances to the gaming related projects. These amounts are recoverable under the terms of the approved management agreements.

9. New Accounting Standards: The American Institute of Certified Public Accountants has issued SOP 98-5, "Reporting on the costs of start-up activities." This standard provides a change in the capitalization policy for start up costs. The standard is required for the Company's fiscal year-end 1999. The Company has evaluated this standard and concluded its adoption will have no material effect to the financial statements.

10. An outstanding current loan to an officer was reduced $37,647 to zero before April 30, 1999.

11. Income per common and common equivalent share are based on the weighted average number of common shares outstanding during the quarters ended January 31, 1999 and 1998. Stock options are included in 1999 and 1998 as common stock equivalents to the extent that they are dilutive. The Convertible debenture is included in fiscal 1998 and fiscal 1999 as a common stock equivalent since the debenture is dilutive. The convertible preferred stock is included in 1999 since the convertible preferred stock is dilutive. Shares used in the diluted per share computations are as follows:



                                THREE MONTHS ENDED       NINE MONTHS ENDED


                                     January 31,            January 31,


                                   1999      1998         1999        1998
Common shares outstanding
 beginning of period           10,714,430  8,925,123    9,418,330   9,411,168

Cumulative increase in
 weighted average due to
 Common Stock Equivalent
 net of treasury stock            588,455    319,310    1,884,556   (151,369)

Cumulative increase in
 weighted average due to
 Convertible Debenture               -          -            -           -

Cumulative increase in
 weighted average due to
 Convertible Preferred               -          -            -           -

Cumulative increase in
 weighted average due to
 issues per acquisition
 and consulting agreements           -        4,241         -         13,145

Cumulative increase in
 weighted average due to
 issues per Nonqualified
 Stock Option Plans                  -          -           -          2,729


                                --------    --------     --------   --------
Weighted average shares,
 end of period                11,302,805   9,275,637   11,302,885   9,275,637


The convertible debentures ($650,000) and the convertible preferred stock ($355,236) are dilutive on a percentage basis of the common stock price. For purposes of the weighted average shares calculation, a $1.00 price has been assumed for the dilution calculations for future conversions.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third quarter fiscal 1999 compared to restated third quarter fiscal 1998

Overview: Consolidated sales were $4,832,284 for the nine months ended January 31, 1999, compared to $3,718,693 for the nine months ended January 31, 1998,
an increase of (30%).   Sales for the third fiscal quarter were $594,994
compared to $1,211,434 for the three months ended January 31, 1998. Sales for the nine month period decreased in the Avionics segment (31.8%), the Aircraft Modifications segment (51%), and decreased in the Monitoring Services segment (40.1%). Sales for the first nine months included a sale by the Aircraft Modifications segment of an aircraft after modification for approximately $2.1 million.

The Company recorded a net loss from continuing operations of $(526,535) in the current quarter compared to a profit of $260,837 in the comparable period of fiscal 1998.

Selling, General and Administrative expenses were $556,796 for the current quarter, compared to $183,279 from the prior year. Expenses for the nine months were $1,162,308 in fiscal 1999 compared to $1,066,714 in fiscal 1998 an increase of (9%).

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment were $3,779,709 for the first nine months (51.7%) up from $2,491,544 in the prior year. Gross profit decreased from $1,377,575 in the nine months ending January 31, 1998 to $381,207 in the nine months ending January 1999. Third quarter fiscal 1999 sales were $238,559 compared to $887,145 in fiscal 1998. Third quarter gross profit was a loss of $(143,739) and a profit of $412,413, respectively. The fiscal 1999 sales included the sale of a learjet for $2,100,000.

Avionics: Avionics unit sales were $263,410 for the nine months ended January 31, 1999 compared to $386,343 in the comparable period of the preceding year, a decrease of (31.8%). The decrease resulted from lower sales of switching units to our primary customer. Operating profits for the nine months ended January 31, 1999, were a loss of $23,066 compared to a profit of $77,946 for the nine months ended January 31, 1998. The Company believes the sales volume will remain relatively stable with some growth from new projects for the next few years.

SCADA Systems and Monitoring Services: Sales for the nine months ended January 31, 1999 were $699,387 compared to sales of $901,580 for the comparable period of the prior year a decrease of 22.4%. Sales decreased when compared to the prior year because of a special project winding down. Operating profit for the nine months was $3,164 compared to $64,478 for the nine months ended January 31, 1998. Sales for the third quarter of fiscal 1999 were $233,667, an increase of $23,614 from the same quarter of fiscal 1997. Fluctuations above the basic service business revenues are expected from quarter to quarter and year to year.

Temporary Services:   This segment did not recognize any revenue in the third
quarter of fiscal 1999 and fiscal 1998. When the Company and the Tribes open the Kansas Indian gaming facilities, management expects that a majority of the personnel in the various Indian gaming enterprises will be staffed by Temporary Services.

Management Services:
                           -General-

Indian Gaming Management: This segment did not receive any revenue and incurred $2,556 in expenses during the current quarter and $1,700 in the third quarter of fiscal 1998 for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988.

The Company has advanced and invested a total of $7,874,627 reported as notes receivable of $3,469,217 and net of a reserve of $2,718,928, in land, land improvements, professional design fees and other consulting and legal costs related to the development of Indian Gaming facilities. Included in these advances and investments are lands and other areas located adjacent to residential developments. The Company believes that these tracts could be developed and sold for residential and commercial use other than Indian gaming, if the gaming enterprises do not open. Additional improvements, including access roads, water and sewer services, etc. are planned for these
lands.   After these improvements, these lands may be sold in small tracts.
This would allow the Company to recover the majority, if not all, of the land investments and other gaming costs.

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

The total advances and investment related to the Princess Maria at January 31, 1999, was $639,068. This amount is net of a reserve of $1,413,511, which represents the current net realizable value of the advanced receivable.

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

As a part of the Management Contract approved by the NIGC on January
14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"), the Company agreed to loan the Tribes
$3,500,000 at 2% over prime, to be repaid over five years, for the construction and operation of the Stables gaming establishment. At January 31, 1999, the Company had advanced $3,636,990 under the contract and reported $450,000 current note receivable, $3,019,217 long-term note receivable after repayments of $60,054 and $60,435 reserve for Indian gaming development. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building.


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

The total advances and investment related to Shawnee Reserve No. 206 at January 31, 1999 was $722,872. This amount is net of a reserve of $849,222, which represents the current net realizable value of the advanced receivable.

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

The total advances and investment related to the Modoc Tribe at January 31, 1999 was $210,613. This amount is net of a reserve of $337,436, which represents the current net realizable value of the advanced receivable. The Tribe is working to acquire additional Indian land before this project can be started.

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

The total advances and investment related to other gaming at January 31, 1999, was $6,469. This amount is net of a reserve of $58,324 which represents the current net realizable value of the advanced receivable.

COSTS AND EXPENSES

Operating expenses (selling, general and administrative): Expenses in the nine months ended January 31, 1999, were $1,162,308 or 24% of sales compared to $1,066,714 or 28.7% of sales for the nine months ended January 31, 1998, an increase of $95,594 or 9%.

Interest expense for the nine months ended January 31, 1999, decreased $12,333 from $175,026 in the third quarter of the prior year to $162,693. The Company continues to use its line of credit to maintain operations. The Company acquired a Lear 35 during fiscal 1996 for debt on an inventory floor plan of $1,500,000, the majority of the increase in interest expense relates to this acquisition and the related debt and the increased borrowing on the credit line. The Company sold the Learjet model 35 resulting in reduced interest cost for the first quarter of fiscal 1999. The Company plans to use the inventory floor plan to acquire a model 25 for modification and resale during fiscal 1999.

Other income(expense) is income of $128,098 in the nine months ended January 31, 1999, versus income of $509,385 in the nine months ended January 31, 1998. The fiscal 1998 settlement gain of $426,947 is related to Note 2.

The Company employed 67 at January 31, 1999, and 73 at January 31, 1998.

EARNINGS

The Company recorded a loss of $690,700 in the nine months ended January 31, 1999. This is comparable to a profit of $1,196,598 (see note 2) in the nine months ended January 31, 1997. Earnings per share is a loss of $.06 and income per share is $.13 for the nine months ending January 31, 1999, and January 31, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $340,208 at January 31, 1999, and was $695,718 at January 31, 1998.

The Company's unused line of credit was approximately $159,792 as of January 31, 1999 and approximately $54,282 as of January 31, 1998. The interest rate on the Company's line of credit is prime plus two, as of January 31, 1999, the interest rate is 9.75%.

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

The Company does not, as of January 31, 1999, have any material commitments for other capital expenditures other than the Management Services segment's requirements under the terms of the Indian gaming Management Agreements. These requirements are further described in this section.

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

During the first nine months of fiscal 1999, 742,722 shares were issued to reduce the convertible preferred stock by $335,000. In addition, the Company issued 140,225 shares to purchase claims related to the discontinued operations of $140,225.

The Company was initially listed in the national over-the-counter market in 1969, under the symbol "BUTL." Effective June 8, 1992, the symbol was changed to 'BLNL.' On February 24, 1994, the Company was and is listed on the NASDAQ Small Cap Market under the symbol "BUKS." Since the initial filing of the report on Form 10-K for the period ending April 30, 1998, the Company's common stock has been delisted from the small cap category effective January 1, 1999 and is now listed in the over-the-counter (OTCBB) category.

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

                                  PART II.

                            OTHER INFORMATION

Responses to items 3 nd 5 are omitted since these items are either inapplicable or the response thereto would be negative.

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