Form 10-K/A
period 1999-04-30
BUTLER NATIONAL CORP
filed 2000-08-10
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                 FORM 10-K/A

(Mark One)                Annual Report Pursuant to
                         Section 13 or 15(d) of the
   X            Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended April 30, 1999

  __                    Transition Report Pursuant to
                        Section 13 or 15(d) of the

                Security Exchange Act of 1934 (No Fee Required)
            For the Transition Period from __________ to __________.

                        Commission File Number 0-1678

                         BUTLER NATIONAL CORPORATION
            (Exact name of Registrant as specified in its charter)

                       Delaware            41-0834293
            (State of Incorporation)(I.R.S. Employer Identification No.)

                19920 West 161st Street, Olathe, Kansas 66062
            (Address of Principal Executive Office)     (Zip Code)

   Registrant's telephone number, including area code:     (913)  780-9595

     Securities registered pursuant to Section 12(b) of the Act:   None

         Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.01 Par Value
                             (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2)
has been subject to such filing requirements for the past ninety days:
Yes   X    No ____

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

This Form 10-K consists of 60 pages (including exhibits). The index to exhibits is set forth on pages 29-31.

                                PART I
Item 1.  BUSINESS

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

Current Activities. The Company's current product lines and services include:

  Aircraft Modifications - principally includes the modification of customer and company owned business-size aircraft from passenger to freighter configuration, addition of aerial photography capability, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dasault Falcon aircraft along with other modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon"). Avcon also acquires, modifies and resells aircraft, principally Learjets.

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

     Assets as of April 30, 1999 and Net Revenues for the year ended April 30, 1999.

Industry Segment                          Assets         Revenue
Aircraft Modifications                    39.7%           78.9%
Avionics                                   5.1%            7.0%
Gaming                                    43.7%            0.0%
Monitoring Services                        1.9%           14.1%
Temporary Services                         0.0%            0.0%
Corporate Office                           9.6%            0.0%



                            Regulations
Regulation Under Federal Aviation Authority:  The Company's
Avionics and Modifications segments are subject to regulation by the Federal Aviation Authority (the "FAA"). The Company manufactures products and parts under FAA Parts Manufacturing Authority (PMA) requiring qualification and traceability of all materials and vendors used by the Company. The Company makes aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA. The Company repairs aircraft parts pursuant to the authority granted by its FAA Authorized Repair Station.
Violation of the FAA regulations could be detrimental to the Company's operation in these business segments.

Licensing and Regulation under Indian Law:  Before commencing gaming operations (Class II or Class III) on Indian Land, the
Company must obtain the approval of various regulatory entities.
Gaming on Indian Land is extensively regulated by Federal, State and Tribal governments and authorities. Regulatory changes could limit or otherwise materially affect the types of gaming that may be conducted on Indian Land. All aspects of the Company's proposed business operations on Indian Lands are subject to approval, regulation and oversight by the BIA, the Secretary of the United
States Department of the Interior (the "Secretary") and the National Indian Gaming Commission. The Company's proposed management of Class III gaming operations in Kansas and Oklahoma are also subject to approval of a Class III Gaming Compact between the
Indian Tribe and the States of Kansas and/or Oklahoma.   Failure of
the Company to comply with applicable laws or regulations, whether Federal, State or Tribal, could result in, among other things, the termination of any management agreements which would have a material adverse effect on the Company. Management agreement terms are also regulated by the IGRA, which restricts initial terms to five years and management fees to 30% of the net profits of the casino, except in certain circumstances where the term may be extended to seven years and the management fee increased to 40%. Management agreements with Indian Tribes will not be approved by the Commission unless, among other things, background checks of the directors and officers of the manager and its ten largest holders of capital stock have been satisfactorily completed. The Company will also be required to comply with background checks as specified in Tribal-State Compacts before it can manage gaming operations on Indian Land. Background checks by the Commission may take up to 180 days, and may be extended to 270 days by written notice to the Indian Tribe. There can be no assurance that the Company would be successful in obtaining the necessary regulatory approvals for its proposed gaming operations on a timely basis, or at all.

Licensing and Regulation under Kansas Law: Present and future shareholders of the Company are and will continue to be subject to review by regulatory agencies. In connection with the Company's proposed operation of a Class III Shawnee Tribe casino or a Class III Miami Tribe casino in Kansas, the Company, the appropriate Indian
Tribe and the key personnel of all entities may be required to hold Class III licenses approved in the respective state prior to conducting operations. The failure of the Company or the key personnel to obtain or retain a license in these states could have a material adverse effect on the Company or on its ability to obtain or retain Class III licenses in other jurisdictions. Each such State Gaming Agency has broad discretion in granting, renewing and revoking licenses.
Obtaining such licenses and approvals will be time consuming and cannot be assured. The State of Kansas has approved pari-mutuel dog and/or horse racing for non-Indian organizations. The State of Kansas operates lottery and keno games for the benefit of the State. There is no assurance that a Tribal/State Compact between the Tribes and the State of Kansas can be completed. If the Compact is not approved, there could be a material adverse effect on the Company's plans for Class III gaming in Kansas.

As a condition to obtaining and maintaining a Class III license, the Company must submit detailed financial and other reports to the Indian Tribe and the Agency. Any person owning or acquiring 5% or more of the Common Stock of the Company must be found suitable by the Agency, and the Agency has the authority to require a finding of suitability with respect to any shareholder regardless of the percentage of ownership. If found unsuitable by the Agency or the Indian Tribe, the shareholder must offer all of the Ownership Interest held by such shareholder to the Company for cash at the current market bid price less a fifteen percent (15%) administrative charge and the Company must purchase such Interest within ten days of the offer. The shareholder is required to pay all costs of investigation with respect to a determination of his/her suitability. In addition, each member of the board of directors and certain officers of the Company are subject to a finding of suitability by the Agency and the Indian Tribe.

Discontinued Operations

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

As of April 30, 1998, the operations of RF, Inc. have been deconsolidated because of the Chapter 7 involuntary bankruptcy liquidation. The entire investment in RF, Inc. was written-off through the 1998 loss from discontinued operations. The assets and liabilities of RF, Inc. at April 30, 1998, were comprised of accounts receivable $716,478, inventory $359,103, other assets $44,423, bank liabilities $637,947 and other accrued liabilities $397,903. The revenues associated with RF, Inc. for the years ended 1999, 1998, and 1997 were $0, $3,783,132, and $17,478,540 respectively.

We also discontinued the operation of its retail food store, Valu
Foods, Inc. We planned to liquidate the Valu Foods, Inc. assets in the ordinary course of business and the store will close the sooner of the completion of the inventory liquidation or on January 31, 1999, when the lease expires. The loss on discontinued operations in fiscal 1998 is approximately $23,965 (net of tax). The loss includes anticipated legal costs, rental costs and payroll.

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

The bankruptcy court ruled July 20, 1999, on the bankruptcy filing of the creditors of RF, Inc. Subsequent to April 30, 1998, the bank was not allowed to immediately assume control of the collateralized assets for liquidation and as such, required us to pay the bank the amount due and the court costs in total, including interest, aggregating $1,800,000. An additional charge for the payment and other fees relating to RF, Inc. totalling $1,698,379 was recorded in fiscal year 1999.

Financial Information about Industry Segments

Information with respect to the Company's industry segments are found at Note 13 of Notes to Consolidated Financial Statements for the year ended April 30, 1999, located herein at page 54.

Narrative Description of Business

Aircraft Modifications: Our subsidiary, Avcon, modifies business type aircraft at Newton, Kansas. The modifications include aircraft conversion from passenger to freighter configuration, addition of aerial photography capability, stability enhancing modifications for Learjets, and other special mission modifications. Avcon offers aerodynamic and stability improvement products for selected business jet aircraft. Avcon makes these modifications on Company owned aircraft for resale and customer owned aircraft.

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

Airplane - Acquisition and Sales: The Company through its Avcon subsidiary actively pursues airplanes, principally Learjets and sells the planes directly to customers or receives a fee for finding a specific airplane.
In Fiscal 1999 the Company sold a Learjet for $2,100,000.

Avionics - Switching Units:  The Company has an agreement with
Boeing McDonnell Douglas to manufacture and repair airborne switching systems for Boeing McDonnell Douglas and its customers.
The Company subcontracts with its wholly owned subsidiary, Butler National Corporation - Tempe, Arizona, (formerly Woodson
Avionics, Inc.), for the manufacture and repair of Switching Units. Switching Units are used to switch the presentation to the flight crew from one radio system to another, from one navigational system to another and to switch instruments in the aircraft from one set to another. The Switching Units are designed and manufactured to meet Boeing McDonnell Douglas and FAA requirements. Most Boeing
McDonnell Douglas commercial aircraft are equipped with one or more Butler National Switching Units.

Marketing is accomplished directly between the Company and Boeing McDonnell Douglas. Competition is minimal. However, sales are directly related to Boeing McDonnell Douglas' production of DC-9, DC-10, DC9/80, MD-80, MD-90, MD-11 and KC-10 tanker aircraft.
The current Boeing McDonnell Douglas contract has been extended through fiscal year 1999. However, the customer plans to stop aircraft production in the year 2000. The impact on our business of stopping production will be minimal due to planning on this issue for many years. The Company has received additional contracts for these products, which has sustained our business.

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

Most payments have been and continue to be within those terms. The Company has ordinary course of business purchase orders from the commercial division (Douglas Aircraft Company) for products with scheduled shipment dates into the fiscal year 2000. However, should Boeing McDonnell Douglas financially reorganize or for some other reason not accept shipment against these orders, the Company could suffer significant loss of revenue. Boeing McDonnell Douglas accounts for 35.2% of our avionics revenue.


Management Services: BNSC is engaged in the business of providing management services to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. The Company has three management agreements in place; however, the performance of these agreements is contingent upon and subject to approval by the Secretary of Interior, Bureau of Indian Affairs, National Indian Gaming Commission and the appropriate state, if required. Also, the Company has signed consulting engagement letters with two tribes to study and develop plans for Indian gaming. See Liquidity and Capital Resources, Page 18.

The Management Agreement between the Indian tribe (the owner and operator) and Butler National Service Corporation (the manager) is the final approval document issued by the National Indian Gaming Commission ("NIGC") before Indian gaming is authorized. The Management Agreement or Contract is authorized and approved by the NIGC pursuant to the Indian Gaming Regulatory Act of 1988, PL 100-497, 102 Stat. 2467,25 U.S.C. 2701-2721 (sometimes referred to as "IGRA"). Before the Management Agreement is approved by the NIGC, all required contacts with other parties must be approved; including, (a) the compact with the state for class III gaming, if applicable, (b) compliance with the requirements of the National Environmental Protection Agency ("NEPA"), (c) a Tribal Gaming Ordinance approved by the NIGC, and (d) Indian land leases, if applicable approved by the Bureau of Indian Affairs ("BIA").

The management consulting engagement letters provide for advances of funds to the Indian tribes by BNSC for professional services, fees, licenses, travel, administrative costs, documentation, procedure manuals, purchases of property and equipment and other costs related to the approval and opening of an establishment. These advances are considered to be a receivable from the Tribe and to be repaid by the Tribe from the funding to open the enterprise. The ability to collect the funds related to these advances depends upon the opening of the establishment or in the alternative the liquidation of the inventory and receivable accumulated in the event the establishment is not opened. However, if the collection and/or liquidation efforts are not successful, BNSC may suffer a significant loss of asset value. See Liquidity and Capital Resources, page 19.

Butler National Service Corporation is in the process of maintaining and obtaining the required licenses for the opening and operation of any future gaming establishments. BNSC follows the law and regulations of the Indian Gaming Regulatory Act of 1988 and the state laws as they may apply. At this time, BNSC does not foresee any substantial risks associated with maintaining and obtaining any required licenses needed to assist the Indian tribes.

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

The Princess Maria Casino, an Indian gaming establishment, is under construction and is expected to open for business in July 2001. The Management Agreement between the Miami Tribe (the owner and operator) and Butler National Service Corporation (the Manager) originally filed in 1992 was approved January 7, 2000. The State of Kansas has challenged the BIA's determination of Indian land. However, the Miami Tribe expects a favorable determination by the 10th Circuit Court of Appeals.

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

Temporary Services: BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas, Missouri and Oklahoma. Currently, this Company is inactive. BTS plans to provide contract staffing for the STABLES establishment planned to open in 2001.

Raw Materials: Raw materials used in the Company's products are currently available from several sources. Certain components, used in the manufacture of the Switching Units, are long lead time components and are single sourced.

Patents: There are no patents, trademarks, licenses, franchises, or concessions held by us that need to be held to do business other than the FAA, PMA and Repair Station licenses. However, we maintain certain airframe alteration certificates, commonly referred to as Supplemental Type Certificates ("STC's"), issued to us by the FAA, for the Aircraft Modification and Avionics businesses. The STC,
PMA and Repair Station licenses are not patents or trademarks.  The
FAA will issue an STC to anyone, provided that the person or entity documents and demonstrates to the FAA that a change to an aircraft configuration does not endanger the safety of flight. The PMA and Repair Station licenses are available to any person or entity, provided that the person or entity maintains the appropriate documentation and follows the appropriate manufacturing, repair and/or service procedures. The FAA requires the aircraft owner to have the STC document in the aircraft log after each modification is complete.

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

Customer Arrangements:  Most of our products are custom-made.
Except in isolated situations no special inventory-storage arrangements, merchandise return and allowance policies, or extended payment practices are involved in the Company's business. We are not dependent upon any single customer except for Switching Units. Switching Units are sold to Boeing McDonnell Douglas and Douglas Aircraft Company customers. We have required deposits from our customers for aircraft modification production schedule dates.

      The rest of this page intentionally left blank.

Backlog: Our backlog as of April 30, 1999, 1998, and 1997, was as follows:

Industry segment                  1999        1998       1997

Aircraft Modifications         2,274,000   5,747,505   2,468,169

Avionics                         295,000     173,174     316,558

Monitoring Services              504,736   1,124,191   1,317,580
                               ---------   ---------   ---------
Total backlog                 $3,373,736  $7,044,870  $4,102,307

Our backlog as of August 6, 1999, totaled $3,776,617; consisting of $2,299,500, $237,000, $1,240,117 and $0, respectively, for Aircraft
Modifications, Avionics, Monitoring Services, and Temporary
Services. The backlog includes firm orders, which may not be completed within the next twelve months. Backlog that we expect not to be filled within the next year totals $300,000; consisting of $0, $0 $300,000 and $0. These numbers represent firm orders that may not be completed within the year. This is standard for the industry in which modifications and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed.

Our backlog in Monitoring Services increased due to our annual contract with a customer (City of Plantation) being extended to a five-year contract. Four years remain on this contract.

Employees:  We employed 59 people on April 30, 1999, compared to
66 people on April 30, 1998, and 54 people on April 30, 1997. As of August 6, 1999, we employed 60 people. None of our employees are subject to any collective bargaining agreements.

"Year 2000": Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could result in major failures or miscalculations and is generally referred to as the "Year 2000 issue."

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

Financial Information about Foreign and Domestic Operations, and Export Sales: Information with respect to Domestic Operations may be found at Note 13 of Notes to Consolidated Financial
Statements for the year ended April 30, 1999, located herein at page
54.  There are no foreign operations.

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

Our Company's Aircraft Modifications Division is located at the municipal airport in Newton, Kansas, in facilities occupied under a long-term lease extending to April 30, 2002, at an annual rent of $33,000. The lease is renewable for an additional seven-year term.
In February 1989, the Company entered into a long-term capital lease with the City of Newton, Kansas, for a second hangar. The lease extends to February 28, 2009, at an initial annual rental of $55,200. Commencing November 1, 1991, the annual rental declined to $50,400 for the remaining term of the lease. The Company entered into a letter of agreement with the landlord to reduce the lease payments to reinstate the capital lease as originally contracted. These facilities are adequate for current and anticipated operations.

Our wholly owned subsidiary, Butler National Services, Inc. has its principal offices in Ft. Lauderdale, Florida, in facilities occupied under a three-year lease ending March 31, 2002. The annual rental is approximately $30,330. The facilities are adequate for current and anticipated operations.

Our wholly owned subsidiary, Butler National Corporation - Tempe, Arizona (formerly Woodson Avionics, Inc.), had its principal offices and manufacturing operations in Arkansas. During May 1996, the Company relocated to 4816 South Ash Avenue, Tempe, Arizona. As of January 1, 2000, the Company rents 7,150 square foot of space for $3,992 per month. The lease expires January 1, 2003. The facilities are adequate for current and anticipated operations.


Item 3.  LEGAL PROCEEDINGS

We had an employment agreement with an individual (Brenda
Shadwick "BBS"), whom the Company terminated in April 1995.
BBS filed a lawsuit against the Company, the President of the Company, and various corporate subsidiaries, alleging the Company wrongfully terminated BBS's employment in breach of the contract.
The suit was filed in October 1995 in State Court in Johnson County,
Kansas.

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

In December 1997, we sold Convertible Preferred Stock to certain offshore investors. Beginning in February 1998, these investors began converting the Preferred Stock into Common Stock and the price of our stock declined. As reported earlier, we received notice from NASDAQ stating that the Common Stock of the Company would be delisted by NASDAQ if the price did not trade at a bid price of $1.00 or more for ten business days prior to August 6, 1998. The delisting of the Company's Common Stock would be a default under the terms of the Convertible Preferred Stock, as well as under the terms of certain Convertible Debentures previously issued. We considered a number of alternative actions including a reverse stock split, a repurchase of common shares on the open market and/or the repurchase of the convertibles at a premium to increase the price of the Common Stock.

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

On January 25, 1999 Butler National announced that an agreement had been reached with the Holders of the Class B Convertible
Preferred Stock to settle the lawsuit against the Company. Under the agreement, the Holders of the Preferred are allowed to convert up to ten percent (10%) of the face value of the Preferred into common stock in any month until the entire issue is converted. The face value at the time of settlement was $785,000 allowing $78,500 per month to be converted under the plan. However, if the bid price is above $1.45 for three trading days, the Holders will be allowed to convert up to a total of thirty percent (30%) per month or $235,500 of face value of the Preferred. The conversion amount will increase five percent (5%) for each $.20 increase in market price. The agreed conversion price is seventy percent (70%) of the average bid price for the previous five trading days.

With the exception of 30,000 common shares owned at settlement by the Holders, sales of the previous converted common shares, 148,849 shares, plus any newly converted common shares, will be limited to the greater of $30,000 or twenty-five percent (25%) of the previous weeks trading volume. Additionally, accrued dividends ($54,397) on the Preferred Stock will be paid in shares of common stock. The holders agreed to waive all future dividends. All transactions are being handled through one broker and all activity is reported on a weekly basis. The Holders also received 770,000 three-year warrants to purchase restricted common stock at $1.45 per share.

On April 30, 1999 Butler National entered into an agreement with the Holders of the Convertible Debentures similar to the agreements with the Holders of the Convertible Preferred. The face value at the time of this agreement was $650,000 allowing $65,000 per month to be converted under the plan at a conversion price equal to eighty percent (80%) of the five (5) day average closing bid for the five (5) trading days prior to the conversion, provided, however, that if the closing price increases to $1.45 per share or more for three (3) consecutive trading days, the Holder will have the option to convert an additional twenty percent (20%), or $130,000 of outstanding principal amount of Debentures. All transactions are being handled through one broker and all activity is reported on a weekly basis. The Holders also received 325,000 three-year warrants to purchase restricted common stock at $1.45 per share.

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

All of the defendants have asked the Courts to dismiss the case because they believe the determination of Indian land is a power reserved for the United States by the constitution of the United States. A ruling by the court is expected in the winter of 2000.

As of August 4, 2000, there are no other known legal proceedings pending against the Company. The Company considered all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. The Company believes that the resolution of those unknown claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1999.


                                PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

COMMON STOCK (BUKS):

(a) Market Information: The Company was initially listed in the national over-the-counter market in 1969, under the symbol "BUTL." Effective June 8, 1992, the symbol was changed to 'BLNL.' On February 24, 1994, the Company was listed on the NASDAQ Small
Cap Market under the symbol "BUKS."   The Company's common
stock has been delisted from the small cap category effective January 20, 1999 and is now listed in the over-the-counter (OTCBB) category. Approximately twelve (12) market makers offer and trade the stock.

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

(c) Dividends: The Company has not paid any cash dividends on its common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:

As of August 6, 1999, the status of the convertible securities issued is as follows:

                                                        Equivalent Common
                                          Conversion    Shares at Market
Convertible Security      Face Value      Discount      Price of $0.15 per
                          Outstanding     Percent       Common Share

Debenture               $   618,000         20%         5,500,000

Class B Preferred       $   551,000         30%         5,247,619
                         ----------                    ----------
            Total       $ 1,169,000                    10,747,619


Item 6.  SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and with the Consolidated Financial Statements and related Notes included elsewhere in the report.


                                          Year Ended April 30
                                (In thousands except per share date)
                            1999      1998     1997     1996     1995
                                   (Restated)(Restated)
                                      <C >

Net Sales                 $6,612    $5,456   $4,062   $3,653   $3,668

Income (Loss) from
 Continuing Operations      (282)      399     (575)    (658)  (1,286)

Income (Loss) from/on
 Discontinued Operations  (1,698)      269     (689)     802      461

Net Income (Loss)        ($1,980)   $  668  $(1,263)  $  144   $ (825)

Basic Per Share

Income (Loss) from
 Continuing Operations    $(0.03)  $  0.03  $ (0.06)  $(0.07)  $(0.16)

Income (Loss) from/on
 Discontinued Operations  $(0.14)  $ (0.03) $ (0.07)  $ 0.09   $ 0.06

Net Income (Loss)         $(0.17)  $  0.00  $  0.13   $ 0.02   $(0.10)

Selected Balance Sheet
 Information

Total Assets             $11,729   $10,870  $10,070   $8,261   $4,263

Long-term Obligations
 (excluding current
  maturities)            $ 3,065   $ 1,926  $ 1,541   $   57   $   81

Cash dividends
 declared per common
 share                      None      None    None      None     None


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Results of Operations

The Company has restated its financial statements for April 30, 1998 and 1997. These financial statements were restated primarily as a result of two errors as follows:

Beneficial Conversion Features: The Company issued convertible debentures in June and November of 1996 that contained beneficial conversion features, which allowed the investor to convert at 70% of the average common stock closing bid price for the five days prior to issuance of the debt security. The conversion period on the notes was for limited periods. The financial statements for the year ended April 30, 1997, have been restated to reflect the accounting recognition of the value attributable to the beneficial conversion feature ($375,000) as a noncash charge to interest expense and an increase to the paid-in capital.

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


Fiscal 1999 compared to restated fiscal 1998

The Company's sales for fiscal 1999 were $6,612,121, an increase of 21.2% from fiscal 1998 sales of $5,456,106. Discussion of specific changes by operation follows.

Aircraft Modification: Sales from the Aircraft Modifications business segment increased 34.7%, from $3,874,490 in fiscal 1998, to $5,217,138 in 1999. This segment earned an operating profit of $315,291 in 1999, compared to $1,274,320 in 1998. Primarily product sales increased due to the expanded business base related to the purchase, modification and sale of Learjet using the multiple-use Supplemental Type Certificates ("STC") developed by the Company.

As previously noted on page 5, (Item 1. Business), on May 3, 1996 the Company subsidiary, Avcon Industries, Inc., received approval from the Federal Aviation Administration of a Supplemental Type Certificate (no. ST00432WI) for its AVCON FIN Modification for installation on Learjet Model 35 and 36 Aircraft. The STC authorizes Avcon to build the required parts and assemblies and to perform the installations on applicable customer-owned Learjets. The Company believes the potential market for fin installations to be approximately 1,000 aircraft and that approximately 500 fin installations will be performed over the next several years. The Company plans to market the fin installation with related options. The installed package price for eleven AVCON FIN packages installed in fiscal 1999 averaged approximately $150,000 per aircraft.

In fiscal 1998, the Company invested $499,454 to design, engineer, build, and demonstrate to the FAA, flight characteristics of Avcon products; thereby adding to its ownership of multiple-use STC's. The Company's direction is to continue to invest in activities that expand the aircraft modification market. The Company believes that the increased modification-market, through STC's for the Learjet and the Beechcraft KingAir, will enable this segment to be an even greater contributor to the overall growth of the Company. In fiscal 1999, the Company invested approximately $104,000.

Switching Units: Sales from the Avionics Switching Unit business segment decreased 3.8%, from $484,518 in fiscal 1998, to $465,830 in fiscal 1999. Sales to the major OEM customer increased 28.6% due to the phase out schedule of this type of aircraft. Sales for aircraft repair and refurbishment decreased 6.5%, from fiscal 1998 to fiscal 1999. Operating profits decreased from $146,744 in fiscal
1998 to ($46,370) in fiscal 1999. Management expects this business segment to continue to be stable in future years due to the additional orders the Company has received.

SCADA Systems and Monitoring Services:  Revenue from
Monitoring Services decreased from $1,097,098 in fiscal 1998 to $929,153 in fiscal 1999, a decrease of 15.3%. During fiscal 1999, the Company maintained a relatively level volume of long-term contracts with municipalities. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. The Company's contracts with its two largest customers have been renewed for fiscal 2000. An operating profit of $14,809 in Monitoring Services was recorded in fiscal 1999, compared to fiscal 1998 operating profit of $228,488. The Company was able to secure performance bonds during the first quarter of fiscal 1995. This division has since bid on certain jobs requiring performance bonds, and completed a number of special jobs with revenue totaling approximately $800,000.

The Company believes the service business of this segment will continue to grow at a moderate rate. This segment has experienced general increases over the past few years and the Company expects this trend to continue.

Temporary Services: BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas, Missouri and Oklahoma. Currently, this Company is inactive. BTS plans to provide contract staffing for the Princess Maria establishment planned to open in early 2001.


Management Services
                            -General-

In the current fiscal year the Company accrued net profit of $52,765 after deduction of general and administrative expenses associated with its continued efforts to explore opportunities related to the Indian Gaming Act of 1988.

The Company has advanced and invested a total of $7,941,604
reported as notes receivable $3,377,993, net advances of $1,722,636 and reserves of $2,718,928 after recognition of note repayments of $122,007 in land, land improvements, professional design fees and other consulting and legal costs related to the development of Indian Gaming facilities. Included in these advances and investments are lands and other areas located adjacent to residential developments. The Company believes that these tracts could be developed and sold for residential and commercial use, other than Indian gaming, if the gaming enterprises do not open. Additional improvements, including access roads, water and sewer services, etc. are planned for these lands. After these improvements, these lands may be sold in small tracts. This would allow the Company to recover the majority, if not all, of the land investments and other gaming costs.



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

The total advances and investment related to the Princess Maria at April 30, 1999, was $692,270. This amount is net of a reserve of $1,413,511, which represents the current net realizable value of the advanced receivable.

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

All of the defendants have asked the Courtsto dismiss the case because they believe the determination of Indian land is a power reserved for the United States by the constitution of the United States. A ruling by the courts is expected in the winter of 2000.

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

Long-term financing was provided by Miller & Schroeder
Investments Corporation. The loan was dated May 29, 1998, in the amount of $1,850,000 at a rate of prime plus2% and was funded as needed during the phases of construction with interest only being payable up to August 1, 1998. Commencing on September 1, 1998, through August 1, 2003, monthly installments of principal and interest to sufficiently fully amortize the principle balance will be due.

As a part of the Management Contract approved by the NIGC on January 14, 1997 between the Company's wholly owned subsidiary, Butler National Service Corporation and the Miami Tribe of
Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"), the
Company agreed to loan the Tribes $3,500,000 at two percent (2%) over prime, to be repaid over five (5) years, for the construction and operation of the Stables gaming establishment. At April 30, 1999, the Company had advanced $3,644,234 under the contract and reported
$647,285 current note receivable, $2,730,708 long-term note receivable and $60,435 reserve for Indian gaming development.
Security under the contract includes
the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building.

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

The total advances and investment related to Shawnee Reserve No.
206 at April 30, 1999, was $791,587. This amount is net of a reserve of $849,222, which represents the current net realizable value of the advanced receivable.

                             -Modoc Bingo-

The Company signed a consulting agreement with the Modoc Tribe on April 21, 1993. As a part of this project, the Company has a management agreement with the Modoc Tribe to construct and operate an Indian gaming facility on Modoc Reservation lands in Eastern Oklahoma. The Management Agreement was filed with the
NIGC on June 7, 1994 for review and approved on July 11, 1997.
The Tribe and the Company have not determined a schedule for this project. There is no assurance that further action will be taken until the Stables is in operation and well established, if ever.

The total advances and investment related to Modoc Tribe at April
30, 1999, was $148,336. This amount is net of a reserve of $337,436, which represents the current net realizable value of the advanced receivable.

                       - Other Opportunities -

The Company is currently reviewing other potential Indian gaming opportunities with other tribes. These discussions are in the early stages of negotiation and there can be no assurance that these gaming opportunities will be successful.

The various management agreements have not yet been approved by the various governing agencies and therefore are not filed as exhibits to this document.

The total advances and investment related to Other Gaming at April 30, 1999, was $6,645. This amount is net of a reserve of $58,324 which represents the current net realizable value of the advanced receivable.

Selling, General and Administrative (SG&A):  Expenses decreased
$408,100 (19.7%) in fiscal year 1999. These expenses were $1,665,656, or 25.2% of revenue, in fiscal 1999, and $2,073,756, or
38% of revenue in fiscal 1998.

Other Income (Expense): Other expense decreased from $235,880 in fiscal 1998 to $57,317 in fiscal 1999. This decrease is a result of increased interest reserve net of expense from the Stables gaming contract.

Expenses decreased in 1998 due to the writedown of the land and building in Overton, Nebraska, in fiscal 1995. This facility became idle in 1994. The Company was unable to complete the negotiated sale of the land and building. Therefore, the Company reduced the value of the asset by $157,200 in order to record the asset at its estimated net realizable value. The Company entered into an agreement, on September 13, 1995, with the Village of Overton, for the sale of the building in Overton, Nebraska. The Company received a cash payment of $30,000 at closing on September 18, 1995, and may receive an additional $70,000 if the Village of Overton is either able to sell or lease the building in the future. During fiscal year 1998 this building was sold for $45,000.

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

As previously noted on page 5, (Item 1. Business), on May 3, 1996 the Company subsidiary, Avcon Industries, Inc., received approval from the Federal Aviation Administration of a Supplemental Type Certificate (no. ST00432WI) for its AVCON FIN Modification for installation on Learjet Model 35 and 36 Aircraft. The STC authorizes Avcon to build the required parts and assemblies and to perform the installations on applicable customer-owned Learjets. The Company believes the potential market for fin installations to be approximately 1,000 aircraft and that approximately 500 fin installations will be performed over the next several years. The Company plans to market the fin installation with related options. The installed package price for seventeen AVCON FIN packages installed in fiscal 1998 averaged approximately $150,000 per aircraft.

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


Management Services
                          -General-

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

The Company is currently reviewing other potential Indian gaming opportunities with other tribes. These discussions are in the early stages of negotiations and there can be no assurances that these gaming opportunities will be successful.

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


Liquidity and Capital Resources

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $471,575 at April 30, 1999, and $695,718 at April 30, 1998.

The Company's unused line of credit at April 30, 1999 was $28,426.
As of August 6, 1999, the Company's unused line of credit was $43,390. The Company's line of credit is $500,000. The interest rate on the Company's line of credit is prime plus two as of August 4, 1999, the interest rate is 10.0%..

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

During fiscal 1999, the Company issued stock at fair market value for various legal, marketing and consulting services, in lieu of cash payments. In fiscal 1999, the Company issued 600,000 shares of common stock at a value $300,000 for professional services as advances to the Indian gaming projects.

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

Depending upon the development schedules, the Company, through BNSC, will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available as well as additional funds, for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

As a part of the Management Contract approved by the NIGC on January 14, 1997 between the Company's wholly owned subsidiary, Butler National Service Corporation and the Miami Tribe of
Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"), the
Company agreed to loan the Tribes $3,500,000 at 2% over prime, to be repaid over five (5) years, for the construction and operation of the Stables gaming establishment. At April 30, 1998, the Company had advanced $2,074,797 to the Tribes under the contract and reported
$408,333 current note receivable and $1,666,464 long-term note receivable. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building.

On May 29, 1998, the Stables Management Contract was further funded by a loan to the Company from a financial institution in the amount of $1,850,000 at 2% over prime, to be repaid over five years. As security for the $1,850,000 loan, the Company pledged its contract rights to the repayment of the $3,500,000 loan and its Manager's share (30%) of the profits from the Stables.

Analysis of Cash Flow

During 1999, the Company's cash position increased by $4,325. A majority of the positive cash flow in fiscal 1999 is due to the proceeds of the outside loans from Miller & Schroeder of approximately
$1,850,000 and the sale of the Lear 35 for approximately $2,100,000.
A large portion of the cash flow from these activities was used to retire debt and fund the advances for the construction of the Stables bingo facility.

Operating Activities: Modification customer's deposits increased approximately $52,039 from the sales of new projects. These funds are fully earned upon completion of the projects.

Investing Activities: The $1,592,776 increase in the note receivable are advances under the note from the Miami and Modoc tribes for funding to of the Stables bingo facility which was completed in fiscal 1999.

The remaining cash used in investing activities is due to the use of approximately $233,550 related to the development of Indian gaming; approximately $221,854 to purchase tooling and equipment at Modifications and Services, and approximately $104,000 was used in the completion of STC's at Modification.

Financing Activities: During fiscal year 1999, the Company received proceeds from outside sources to fund advances for the building of the Stables bingo facility ($1,850,000 Miller & Schroeder note) and also added the Lear 23 to the inventory floor plan note. The Company also repaid long term debt of $1.7 million of which the majority was the repayment of the balance on the Lear 35 floor plan note of $1.4 million.

Changing Prices and Inflation

The Company did not experience any significant pressure from inflation in 1999.

Item 7(a).  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

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


                                   Expected Maturity Date
                                   (Dollars in thousands)
                                                                        Fair
                  2000     2001     2002      2003     2004    Total    Value

Assets
Note receivable:

 Variable rate   $ 647    $ 702    $ 762     $ 826    $ 440   $3,377    $3,337

 Average
  interest rate   10.5%    10.5%    10.5%     10.5%   10.5%    10.5%     10.5%

Liabilities
Long-term debt:

 Variable rate   $ 701    $1,110    $ 715    $  749   $  286  $3,561    $3,561

 Average
  interest rate   10.5%    10.5%    10.5%    10.5%    10.5%     -         -



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Financial Statements of the Registrant are set forth on pages 33 through 53 of this report.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company reported on Form 8-K on September 16, 1998 that on September 14, 1998, Arthur Andersen LLP informed the Company that it has declined to stand for reelection. The reports of Arthur Andersen LLP on the Company's consolidated financial statements for each of the two fiscal years ended April 30, 1997 and April 30, 1998, did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company reported on Form 8-K on March 31, 1999 that Grant
Thornton LLP was engaged to audit fiscal year 1999.

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

The Company has requested Grant Thornton LLP to provide the Company with specific information regarding the existence, if any, of any disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused Grant Thornton LLP to make reference to the subject matter of the disagreements in connection with their reports. The Company has requested Grant Thornton LLP to provide the Company with specific information regarding the existence, if any, of any "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Grant Thornton responded to the requests. The response did not disclose any disagreements or reportable events and was filed as an attachment to a Form 8-K/A on August 23, 1999.

Subsequent to the Grant Thornton LLP resignation, the Company engaged Kelly & Company to audit fiscal year 1999, as reported on Form 8-K November 1, 1999. Kelly & Company was dismissed by the Company as reported on Form 8-K on June 27, 2000, as a result of a fee dispute. A Form 8-K filed June 30, 2000 Kelly & Company reported no disagreements or reportable events.

On a Form 8-K, filed July 11, 2000 the Company reported the engagement of Weaver & Martin LLC to audit fiscal 1999 and 2000.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the directors, their principal occupations for at least the past five years are set forth below, based on information furnished to the Company by the directors.


Name of Nominee and Director and Age:
Clark D. Stewart
(59)

Served Since:
1989

Principal Occupation for Last Five Years and Other Directorships:
President of the Company from September 1, 1989 to present. President of Tradewind Systems, Inc. (consulting and computer sales) 1980 to present; Executive Vice President of RO Corporation (manufacturing) 1986 to 1989; President of Tradewind Industries, Inc. (manufacturing) 1979 to 1985.


Name of Nominee and Director and Age:
R. Warren Wagoner
(47)

Served Since:
1986

Principal Occupation for Last Five Years and Other Directorships:
Chairman of the Board of Directors of the Company since August 30, 1989 and President of the Company from July 26, 1989 to September 1, 1989. Sales Manager of Yamazen Machine Tool, Inc. from March, 1992 to
March, 1994; President of Stelco, Inc. (manufacturing) 1987 to 1989; General Manager, AmTech Metal Fabrications, Inc., Grandview, MO
1982 to 1987.


Name of Nominee and Director and Age:
William E. Logan
(61)

Served Since:
1990

Principal Occupation for Last Five Years and Other Directorships:
Vice President and Treasurer of WH of KC, Inc. (Wendy's franchisee) June, 1984 to present. Vice President and Treasurer of Valley Foods Services, Inc. (wholesale food distributor) June, 1988 to April, 1993. Professional practice as a Certified Public Accountant 1965 to 1984.

Name of Nominee and Director and Age:
William A. Griffith
(52)

Served Since:
1990

Principal Occupation for Last Five Years and Other Directorships:
Secretary of the Company, President of Griffith and Associates (management consulting) since 1984. Management consultant for Diversified Health Companies (management consulting) from 1986 to 1989 and for Health Pro (health care) from 1984 to 1986. Chief Executive Officer of Southwest Medical Center (hospital) from 1981 to 1984.


Name of Nominee and Director and Age:
David B. Hayden
(53)

Served Since:
1996

Principal Occupation for Last Five Years and Other Directorships:
Co-owner and President of Kings Avionics, Inc. since 1974 (avionics sales and service). Co-owner of Kings Aviation LLP (aircraft fixed base operation and maintenance) since 1994. Field Engineer for King Radio Corporation (avionics manufacturing) 1966 to 1974.


          The rest of this page intentionally left blank.

The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of shareholders and at special meetings held during the year. The executive officers are as follows:


Name                     Age     Position

R. Warren Wagoner         47     Chairman of the Board of Directors

Clark D. Stewart          59     President and Chief Executive Officer

Larry W. Franke           55     Vice President Aircraft Modifications

Jack L. Graham            73     President of Avcon Industries, Inc.,
                                 a wholly-owned subsidiary of the Company

Jon C. Fischrupp          59     President of Butler National Services, Inc.,
                                 a wholly-owned subsidiary of the Company

Edward J. Matukewicz      51     Treasurer and Chief Financial Officer

Robert E. Leisure         44     Chief Financial Officer

William A. Griffith       52     Secretary


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

Robert E. Leisure was a certified public accountant with the firm of Agler & Gaeddert from 1995 to 1997. Mr. Leisure joined the
Company in December 1997 as Director of Accounting. Mr. Leisure became the Chief Financial Officer in February 1999.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16(a)-3(e) during the most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, the Company believes that no person who at any time during the fiscal year was a director, officer, beneficial owner of more than 10% of any class of equity securities registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 11.  EXECUTIVE COMPENSATION

SUMMARY

The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (determined as of the end of the last fiscal year) for the fiscal years ended April 30, 1999, 1998 and 1997:


                    SUMMARY COMPENSATION TABLE

Name and Principal Position:  Clark D. Stewart President and CEO, Director

Annual Compensation Year:   1999

Salary ($): 218,743

Bonus($):  0

Other Annual Compensation ($):  0

Long Term Compensation

Awards
Restricted Stock Award(s) ($):   0

Securities Underlying Options(#)(1):   (820,000)

Payouts
LTIP Payouts ($):  0

All Other Compensation ($):  0

Name and Principal Position:  Clark D. Stewart President and CEO, Director

Annual Compensation Year:   1998

Salary ($): 226,997

Bonus($):  0

Other Annual Compensation ($):  0

Long Term Compensation

Awards
Restricted Stock Award(s) ($):   0

Securities Underlying Options(#)(1):   1,050,000

Payouts
LTIP Payouts ($):  0

All Other Compensation ($):  0

Name and Principal Position:  Clark D. Stewart President and CEO, Director

Annual Compensation Year:   1997

Salary ($): 212,729

Bonus($):  0

Other Annual Compensation ($):  0

Long Term Compensation

Awards
Restricted Stock Award(s) ($):   0

Securities Underlying Options(#)(1):     50,000

Payouts
LTIP Payouts ($):  0

All Other Compensation ($):  0


(1) Represents options granted or (cancelled) pursuant to the Company's 1989 Nonqualified Stock Option Plans (820,000) in 1999 1,050,000 in 1998 and 50,000 in 1997.

OPTION GRANTS, EXERCISES AND HOLDINGS

The following table provides further information concerning grants of stock options pursuant to the 1989 Nonqualified Stock Option Plan during the fiscal 1999 year to the named executive officers:

                  OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

Clark D. Stewart

Number of Securities Underlying Options:   180,000
                                        (1,000,000)

Percent of Total Options Granted to Employees in Fiscal Year:   7.4%

Exercise or Base Price:   0.50

Expiration:  11/01/2008

Potential Realizable Value at Assumed Annual Rates of Stock Price
Appreciation for Option Term:  0

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

The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the Company's last fiscal year:

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION VALUES

Name:  Clark D. Stewart, Chief Executive Officer

Shares Acquired on Exercise (#):  0

Value Realized ($):  0

Number of Securities Underlying Unexercised Options at FY-End (#)
Exercisable/Unexercisable:  1,400,000/0

Value of Unexercised In-the-Money Options at FY-End($)
Exercisable/Unexercisable:  0/0


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

During fiscal 1999, the Company paid consulting fees of approximately $61,120 to Mr. Logan for business consulting services. It is anticipated that Mr. Logan will continue to provide services for the Company. Mr. Logan was granted an option to purchase 500,000 shares of common stock at an exercise price of $0.50 per share on November 2, 1998. Mr. Logan exercised this option by agreeing to provide consulting services to the Company for an additional three years without receiving any further cash payments other than for out of pocket expenses. The cost of the consulting services are charged to various projects including advances under the Indian consulting agreements.

During fiscal 1999, the consulting firm of Butler Financial
Corporation was paid for business consulting services rendered to the Company in the approximate amount of $96,000. R. Warren
Wagoner, who is a director for the Company, is a principal at Butler Financial Corporation. It is anticipated that Butler Financial
Corporation will continue to provide services for the Company.

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



            The rest of this page intentionally left blank.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, with respect to the Company's common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company's voting securities as of August 6, 1999.

Name and Address of Beneficial Owner:  Clark D. Stewart
                                       19920 West 161st Street
                                       Olathe, Kansas  66062

Amount and Nature of Beneficial Ownership (1):  2,159,425(2)

Percent of Class:  10.6%

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


Name of
Beneficial Owner
Amount and Nature of            Amount and Nature of
Beneficial Ownership (1)        Beneficial Ownership(1)     Percent of Class

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



  (1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
  (2) Includes 1,400,000 shares, which may be acquired by Mr. Stewart pursuant to the exercise of stock options, which are exercisable.
  (3) Includes 410,000 shares, which may be acquired by Mr. Logan pursuant to the exercise of stock options which are exercisable.
  (4)     Includes   500,000 shares, which may be acquired by Mr. Wagoner
          pursuant to the exercise of stock options, which are exercisable.
  (5) Includes 108,000 shares, which may be acquired by Mr. Griffith pursuant to the exercise of stock options, which are exercisable.
  (6) Includes 220,600 shares, which may be acquired by Mr. Franke pursuant to the exercise of stock options, which are exercisable.
  (7) Includes 250,000 shares, which may be acquired by Mr. Hayden pursuant to the exercise of stock options, which are exercisable.
  (8) Includes 3,697,700 shares for all directors and executive officers as a group, which may be acquired pursuant to the exercise of stock options, which are exercisable.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 11, Executive Compensation 22-23. During fiscal 1996, the President and CEO, Clark D. Stewart, exercised his option to purchase 400,000 shares of the Company's common stock under the terms of the 1989 Nonqualified Stock Option Plan through a loan by the Company. During fiscal 1997, Mr. Stewart delivered to the Company 125,000 shares of common stock valued at $250,000 to the Company and made cash reductions, a total of $277,265, on the loan.
The shares were purchased at prices ranging from $.70 to $1.00 per share. The largest aggregate amount of indebtedness outstanding was $359,027 during fiscal 1996. There was not an amount outstanding at April 30, 1999. Interest was charged on the outstanding balance at the prime rate during fiscal 1999.


         The rest of this page intentionally left blank.

                        PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents Filed As Part of Form 10-K Report.

  (1)  Financial Statements:


Description                                                            Page No.

Report of Independent Accountants                                        33-34

Consolidated Balance Sheet as of April 30, 1999 and 1998 (restated)         35

Consolidated Statements of Operations for
the years ended April 30, 1999, 1998 (restated) and 1997 (restated)         36

Consolidated Statements of Shareholders' Equity for the years ended April 30, 1999, 1998 (restated) and 1997 (restated) 37-39

Consolidated Statements of Cash Flows for
the years ended April 30, 1999, 1998 (restated) and 1997 (restated)         40

Notes to Consolidated Financial Statements                               41-60

  (2)  Financial Statement Schedules:

         Schedule  Description                                        Page No.

            II.    Valuation and Qualifying Accounts and Reserves
                   for the years ended April 30, 1999, 1998
                   (restated) and 1997 (restated)                           56


All other financial statements and schedules not listed have been omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.


   (3) Exhibits Index:

     No.    Description                                               Page No.

     3.1    Articles of Incorporation, as amended, are incorporated
            by reference to Exhibit 3.1 of the Company's Form 10-K
            for the year ended April 30, 1988                             *

     3.2    Bylaws, as amended, are incorporated by reference to
            exhibit 3.2 of the Company's Form 10-K for year ended
            April 30, 1989.                                               *

     4.1    Certificate of Rights and Preferences of $100 Class A
            Preferred Shares of the Company, are incorporated by
            reference to Exhibit 4.1 of the Company's Form 10-K/A,
            as amended, for the year ended April 30, 1994.                *

     4.2    Certificate to Set Forth Designations, Voting Powers,
            Preferences, Limitations, Restrictions, and Relative
            Rights of Series B 6% Cumulative Preferred Stock, $5.00
            Par Value Per Share, is incorporated by reference to
            Exhibit 4.1 of the Company's Form 10Q/A, as amended,
            for the quarter ending January 31, 1998.                      *

     4.3    Private Placement of Common Stock, as afforded by Reg S,
            dated November 27, 1996, is incorporated by reference to
            the Company's Form 8-K filed on December 12, 1996.            *

     10.1 1989 Nonqualified Stock Option Plan is incorporated by reference to the Company's Form 8-K filed on September
            1, 1989                                                       *

     10.2   Nonqualified Stock Option Agreement dated September 8,
            1989 between the Company and Clark D. Stewart is
            incorporated by reference to the Company's Form 8-K
            filed on September 1, 1989                                    *

     10.3   Agreement dated March 10, 1989 between the Company
            and Woodson Electronics, Inc. is incorporated by
            reference to the Company's Form 10-K for the fiscal
            year ended April 30, 1989                                     *

     10.4   Agreement of Stockholder to Sell Stock dated January
            1, 1992, is incorporated by reference to the Company's
            Form 8-K filed on January 15, 1992                            *

     10.5   Private Placement of Common Stock pursuant to Regulation
            D, dated December 15, 1993, is incorporated by reference
            to the Company's Form 8-K filed on January 24, 1994           *

     10.6   Stock Acquisition Agreement of RFI dated April 21, 1994,
            is incorporated by reference to Company's Form 8-K filed
            on July 21, 1994                                              *

     10.7 Employment Agreement between the Company and Brenda Lee Shadwick dated July 6, 1994, are incorporated by reference to Exhibit 10.7 of the Company's Form 10-K/A, as amended,
            for the year ended April 30, 1994.**                          *

     10.8   Employment Agreement between the Company and Clark D.
            Stewart dated March 17, 1994, are incorporated by reference to Exhibit 10.8 of the Company's Form 10-K/A, as amended,
            for the year ended April 30, 1994.**                          *

     10.9   Employment Agreement among the Company, R.F., Inc. and
            Marvin J. Eisenbath dated April 22, 1994, are incorporated by reference to Exhibit 10.9 of the Company's Form 10-K/A,
            as amended, for the year ended April 30, 1994.**              *

     10.10  Real Estate Contract for Deed and Escrow Agreement between
            Wade Farms, Inc. and the Company, are incorporated by
            reference to Exhibit 10.10 of the Company's Form 10-K/A,
            as amended, for the year ended April 30, 1994.                *

     10.11 1993 Nonqualified Stock Option Plan, are incorporated by reference to Exhibit 10.11 of the Company's Form 10-K/A,
            as amended, for the year ended April 30, 1994.                *

     10.12  1993 Nonqualified Stock Option Plan II, are incorporated by reference to Exhibit 10.12 of the Company's Form 10-K/A,
            as amended, for the year ended April 30, 1994.                *

     10.13 Industrial State Bank principal amount of $500,000 revolving credit line, as amended, are incorporated by reference to
            Exhibit 10.13 of the Company's Form 10-K/A, as amended,
            for the year ended April 30, 1994.                            *

     10.14 Bank IV guaranty for $250,000 dated October 14, 1994, are incorporated by reference to Exhibit 10.14 of the Company's
            Form 10-K/A, as amended, for the year ended April 30, 1994    *

     10.15  Bank IV loan in principal amount of $300,000 dated December
            30, 1993, are incorporated by reference to Exhibit 10.15 of the Company's Form 10-K/A, as amended, for the year
            ended April 30, 1994.                                         *

     10.16  Letter of Intent to acquire certain assets of Woodson
            Electronics, Inc., is incorporated by reference to Exhibit
            10.16 of the Company's Form 10-K, as amended for the year
            ended April 30, 1995.                                         *

     10.17 Asset Purchase Agreement between the Company and Woodson Electronics, Inc. dated May 1, 1996, is incorporated by reference to Exhibit 10.17 of the Company's Form 10-K, as
            amended for the year ended  April 30, 1996.                   *

     10.18 Non-Exclusive Consulting, Non-Disclosure and Non-Compete agreement with Thomas E. Woodson dated May 1, 1996, is incorporated by reference to Exhibit 10.18 of the Company's
            Form 10-K, as amended for the year ended April 30, 1996.      *

     10.19  1995 Nonqualified Stock Option Plan dated December 1, 1995, is incorporated by reference to Exhibit 10.19 of the
            Company's Form 10-K, as amended for the year ended
            April 30, 1996.                                               *

     10.20  Settlement Agreement and Release - Marvin J. Eisenbath
            and the Company dated April 30, 1997, is incorporated by reference to Exhibit 10.20 of the Company's Form 10-K,
            as amended for the year ended April 30, 1997                  *

     10.21 Settlement Agreement and Release - Brenda Shadwick and the Company dated May 1, 1997, is incorporated by reference to
            Exhibit 10.21 of the Company's Form 10-K, as amended for the
            year ended April 30, 1997.                                    *

     21     List of Subsidiaries                                            57

     23.1   Consent of Independent Public Accountants                       58

     23.2   Consent of Independent Public Accountants                       59

     27.1   Financial Data Schedule (EDGAR version only).  Filed herewith. *

     99     Cautionary Statement for Purpose of the "Safe Harbor"
            Provisions of the Private Securities Reform Act of 1995.        60

*    Incorporated by reference
**   Relates to executive officer employment compensation

          (b)   Reports On Form 8-K.

                Change in Registrant's Certifying Accountant is            *
                incorporated by reference to the Company's
                Form 8-K filed on September 16, 1998.

                Change in Registrant's Certifying Accountant is            *
                incorporated by reference to the Company's
                Form 8-K filed on March 3, 1999.

                Change in Registrant's Certifying Accountant is            *
                incorporated by reference to the Company's
                Form 8-K filed on August 10, 1999.

                Change in Registrant's Certifying Accountant is            *
                incorporated by reference to the Company's
                Form 8-K filed on November 1, 1999.

                Change in Registrant's Certifying Accountant is            *
                incorporated by reference to the Company's
                Form 8-K filed on June 27, 2000.

                Change in Registrant's Certifying Accountant is            *
                incorporated by reference to the Company's
                Form 8-K filed on July 11, 2000.

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

August 4, 2000

BUTLER NATIONAL CORPORATION


/s/ Clark D. Stewart
Clark D. Stewart, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                     Title                                Date

/s/ Clark D. Stewart
Clark D. Stewart              President, Chief                August 4, 2000
Executive Officer             and Director (Principal
                              Executive Officer)

/s/ R. Warren Wagoner
R. Warren Wagoner             Chairman of the Board           August 4, 2000
                              and Director

/s/ William A. Griffith
William A. Griffith           Director                        August 4, 2000


/s/ William E. Logan
William E. Logan              Director                        August 4, 2000


/s/ David B. Hayden
David B. Hayden               Director                        August 4, 2000


/s/ Robert E. Leisure
Robert E. Leisure             Chief Financial Officer         August 4, 2000

               BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                         FINANCIAL STATEMENTS

                         AS OF APRIL 30, 1999

     TOGETHER WITH AUDITORS' REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Butler National Corporation:

We have audited the accompanying consolidated balance sheet of Butler National Corporation (a Delaware corporation) and Subsidiaries as of April 30, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended April 30, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butler National Corporation and Subsidiaries as of April
30, 1999 and the results of their operations and their cash flows for the year ended April 30, 1999, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.
Schedule II for the year ended April 30, 1999, is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic financial statements taken as a whole.

WEAVER & MARTIN, LLC


Kansas City, Missouri,
August 4, 2000

                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                      RESTATED FINANCIAL STATEMENTS

                          AS OF APRIL 30, 1998

      TOGETHER WITH AUDITORS' REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Butler National Corporation:

We have audited the accompanying consolidated balance sheet of Butler National Corporation (a Delaware corporation) and Subsidiaries as of April 30, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended April 30, 1998 (1998 and 1997 restated - See
Note 1). These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butler National Corporation and Subsidiaries as of April
30, 1998 and the results of their operations and their cash flows for each of the two years in the period ended April
30, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.
Schedule II for each of the two years in the period ended April 30, 1998 (restated), is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP


Kansas City, Missouri,
February 11, 2000



           BUTLER NATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS as of April 30, 1999 and 1998

                                                       1999            1998
                                                                  (As Restated
                                                                   See Note 1)
ASSETS

CURRENT ASSETS:
Cash                                                  $164,923       $160,598

Accounts receivable, net of allowance for doubtful     435,323        413,257
 accounts of $68, 900 in 1999 and $78,736 in 1998

Note receivable from Indian Gaming developments        647,285        408,333

Contracts in process                                   405,937        551,610

Inventories -
    Raw materials                                    1,754,444      1,469,324
    Work in process                                    333,399         76,073
    Finished goods                                      45,188         55,939
    Aircraft                                           295,281      1,816,281
                                                   -----------      ---------
                                                     2,428,312      3,417,617

Prepaid expenses and other current assets               72,634        121,280
                                                   -----------      ---------
       Total current assets                          4,154,414      5,072,695

PROPERTY, PLANT AND EQUIPMENT:
   Land and building                                   948,089        639,130
   Machinery and equipment                           1,198,541        973,504
   Office furniture and fixtures                       585,968        632,617
   Leashold improvements                                33,959         33,958
                                                   -----------      ---------
       Total cost                                    2,766,557      2,279,209

 Accumulated depreciation                           (1,275,145)    (1,060,705)
                                                   -----------      ---------
                                                     1,491,412      1,218,504

SUPPLEMENTAL TYPE CERTIFICATES                       1,392,611      1,456,249

INDIAN GAMING:

Note receivable from Indian Gaming                   2,730,708      1,376,884

Advances for Indian Gaming Developments              1,722,636      1,277,724
  (net of reserves of $2,718,928 &
  $3,008,508 in 1999 & 1998, respectively)          ----------     ----------
Total Indian Gaming                                  4,453,344      2,654,608

OTHER ASSETS                                           236,910        468,389
                                                    ----------     ----------
Total assets                                       $11,728,691    $10,870,445
                                                    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY                     1999           1998
                                                                  (As Restated
                                                                   See Note 1)
CURRENT LIABILITIES:

Bank overdraft payable                             $   119,942    $   193,205

Promissory notes payable                               471,575        695,718

Current maturities of long-term debt and               701,345         63,849
 capital lease obligations

Accounts payable                                       919,087        507,698

Customer deposits                                      582,314        530,275

Accrued liabilities -
  Compensation and compensated balances                 99,190        170,110
  Other                                                 69,850        227,896
                                                    ----------     ----------
     Total current liabilities                       2,963,303      2,388,751

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION,         3,064,639      1,926,412
 NET OF CURRENT MATURITIES

CONVERTIBLE DEBENTURES                                 650,000        650,000

COMMITMENTS AND CONTINGENCIES
LIABILITIES OF DISCONTINUED OPERATIONS                       0         39,000
                                                    ----------      ---------
     Total liabilities                               6,677,942      5,004,163

SHAREHOLDERS' EQUITY:

Preferred stock, par value $5
 Authorized, 200,000 shares, all classes
 $1,000 Class A, 9.8%, cumulative if earned
   liquidation and redemption value $100,
   no shares issued and outstanding                          0              0
 $1,000 Class B, 6%, convertible cumulative
   liquidation and redemption value $1,000
   issued and outstanding, 313 shares in 1999
   and 506 shares in 1998                              313,603        506,834

Common stock, par value $.01:
 Authorized, 40,000,000 shares
 issued and outstanding 15,212,087 shares
 in 1999 and 11,673,069 in 1998                        152,121        116,730

Common stock warrants                                        0          8,807

Capital contributed in excess of par                 8,981,048      8,257,155

Note receivable from officer arising from                    0        (37,647)
 stock purchase agreement

Shares issued for future services                            0       (286,824)

Treasury stock at cost (600,000 and 775,000 in        (732,000)    (1,069,240)
 1999 and 1998)

Retained deficit (deficit of $11,938,813            (3,664,023)    (1,629,533)
 eliminated October 31, 1992)
                                                    ----------     ----------
     Total shareholders' equity                      5,050,749      5,866,282

Total liabilities and shareholders' equity'        $11,728,691    $10,870,445


  The accompanying notes are an integral part of these financial statements

              BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997

                                   1999               1998              1997
                                                 (As Restated     (As Restated
                                                  See Note 1)      See Note 1)
NET SALES                     $  6,612,121      $  5,456,106     $  4,061,775

COST OF SALES                    5,170,862         2,727,656        2,351,159
                                ----------        ----------       ----------
                                 1,441,259         2,728,450        1,710,616

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES          1,665,656         2,073,756        1,416,858
                                ----------        ----------       ----------
Operating income (loss)           (224,397)          654,694          293,758

OTHER INCOME (EXPENSES)

 Interest expense                 (238,519)         (255,004)        (657,534)
 Interest revenue                  201,928             3,584           25,428
 Other                             (20,726)           15,540         (232,869)
                                ----------        ----------       ----------
 Other expense                     (57,317)         (235,880)        (864,975)

INCOME (LOSS) FROM
 CONTINUING OPERATIONS BEFORE
 TAXES                            (281,714)          418,814         (571,217)

PROVISION FOR INCOME TAXES
 FROM CONTINUING OPERATIONS           -               19,880            3,416

                                ----------        ----------       ----------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS            (281,714)          398,934         (574,633)

DISCONTINUED OPERATIONS

 Income (loss) from
  discontinued operations
  net of taxes                  (1,698,379)          293,184         (688,675)

 Loss on discontinued
  operations net of taxes             -              (23,965)            -

Total discontinued operations   (1,698,379)          269,219         (688,675)

NET INCOME (LOSS)               (1,980,093)          668,153       (1,263,308)

DEEMED DIVIDEND ASSOCIATED
 WITH BENEFICIAL CONVERSION
 FEATURE OF PREFERRED STOCK           -              650,000             -

DIVIDENDS TO PREFERRED
 STOCKHOLDERS                      (54,398)             -                -

NET INCOME (LOSS) AVAILABLE
 TO COMMON SHAREHOLDERS       $ (2,034,491)     $     18,153     $ (1,263,308)

BASIC EARNINGS (LOSS) PER
 COMMON SHARE

Continuing operations         $      (0.03)     $      (0.03)    $      (0.06)

Discontinued operations              (0.14)             0.03            (0.07)

                              $      (0.17)     $       0.00     $      (0.13)

Shares used in per share
 calculation                    11,845,875         9,418,330        9,411,168

DILUTED EARNINGS (LOSS)
 PER COMMON SHARE

Continuing operations         $      (0.03)     $      (0.03)    $      (0.06)

Discontinued operations              (0.14)             0.03            (0.07)

                              $      (0.17)     $       0.00     $      (0.13)

Shares used in per share
 calculation                    11,845,875         9,418,330        9,419,276


  The accompanying notes are an integral part of these financial statements.



                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED APRIL 30, 1999, 1998, AND 1997

                                                Preferred       Common
                                                  Stock         Stock
Balance, April 30, 1996                         $2,000,000      $   92,809

  Note receivable arising
   from stock purchase agreement

  Reduction in note receivable
   from stock purchase agreement

  Acquisition of treasury stock

  Exercise of stock options                                            120

  Issuance of stock - Other

  Issuance of stock - Private Offering                                2,313

  Deferred service contracts

  Value associated with beneficial
   conversion feature of conver. debt

  Amortization of service contracts

  Utilization of net operating losses

  Other

  Net loss

Balance, April 30, 1997                         $2,000,000      $   95,242

                                                                Note
                                                Capital         Receivable
                                                Contributed     Arising
                                                in Excess of    From Stock
                                                Par and         Purchase
                                                Warrants        Agreements

Balance, April 30, 1996                         $ 5,275,438     $  (359,027)

  Note receivable arising                                           (43,416)
   from stock purchase agreement
                                                                    320,681
  Reduction in note receivable
   from stock purchase agreement

  Acquisition of treasury stock

  Exercise of stock options                          23,645

  Issuance of stock - Other                             100

  Issuance of stock - Private Offering              435,242

  Deferred service contracts

  Value associated with beneficial                  375,000
   conversion feature of conver. debt

  Amortization of service contracts

  Utilization of net operating losses

  Other

  Net loss

Balance, April 30, 1997                         $ 6,109,425    $   (81,762)

                                                Shares
                                                Issued for      Treasury
                                                Future          Stock
                                                Services        (Preferred)

Balance, April 30, 1996                        $  (276,711)    $(2,000,000)

  Note receivable arising
   from stock purchase agreement

  Reduction in note receivable
   from stock purchase agreement

  Acquisition of treasury stock

  Exercise of stock options

  Issuance of stock - Other

  Issuance of stock - Private Offering

  Deferred service contracts                        (53,125)

  Value associated with beneficial
   conversion feature of conver. debt

  Amortization of service contracts                  66,458

  Utilization of net operating losses

  Other

  Net loss

Balance, April 30, 1997                         $  (263,438)    $(2,000,000)

                                                Treasury        Retained
                                                Stock           Earnings
                                                (Common)        (deficit)

Balance, April 30, 1996                         $   (87,240)    $  (533,247)

  Note receivable arising
   from stock purchase agreement

  Reduction in note receivable
   from stock purchase agreement

  Acquisition of treasury stock                    (250,000)

  Exercise of stock options

  Issuance of stock - Other

  Issuance of stock - Private Offering

  Deferred service contracts

  Value associated with beneficial
   conversion feature of conver. debt

  Amortization of service contracts

  Utilization of net operating losses                               120,357

  Other                                                             (27,775)

  Net loss                                                       (1,263,308)

Balance, April 30, 1997                         $  (337,240)    $(1,703,973)


                                                               Total
                                                               Shareholders'
                                                               Equity

Balance, April 30, 1996                                        $ 4,111,962

  Note receivable arising                                         (43,416)
   from stock purchase agreement

  Reduction in note receivable                                     320,681
   from stock purchase agreement

  Acquisition of treasury stock                                   (250,000)

  Exercise of stock options                                         23,765

  Issuance of stock - Other                                            100

  Issuance of stock - Private Offering                             437,555

  Deferred service contracts                                       (53,125)

  Value associated with beneficial                                 375,000
   conversion feature of conver. debt

  Amortization of service contracts                                 66,458

  Utilization of net operating losses                              120,357

  Other                                                            (27,775)

  Net loss                                                      (1,263,308)

Balance, April 30, 1997                                         $3,818,254


  The accompanying notes are an integral part of these financial statements

                                                Preferred       Common
                                                  Stock         Stock

Balance, April 30, 1997                         $ 2,000,000     $    95,242

  Note receivable arising
   from stock purchase agreement

  Acquisition of treasury stock

  Retirement of $100 Class A                     (2,000,000)
   preferred treasury stock

  Exercise of stock warrants                                          1,135

  Issuance of stock - Other                                           2,970

  Issuance of $1,000 Class B                       1,315,959          6,416
   preferred stock-Private Offering

  Conversion to common stock                        (809,125)        10,967

  Value associated with beneficial
   conversion feature of conver. debt

  Deferred service contracts

  Amortization of service contracts

  Utilization of net operating losses

  Net income

  Deemed dividend associated with
   beneficial conversion feature of
   preferred stock

Balance, April 30, 1998                         $   506,834     $   116,730

                                                                Note
                                                Capital         Receivable
                                                Contributed     Arising
                                                in Excess of    From Stock
                                                Par and         Purchase
                                                Warrants        Agreements

Balance, April 30, 1997                         $ 6,109,425     $   (81,762)

  Note receivable arising                                            44,115
   from stock purchase agreement

  Acquisition of treasury stock

  Retirement of $100 Class A
   preferred treasury stock

  Exercise of stock warrants                         89,765

  Issuance of stock - Other                         233,133

  Issuance of $1,000 Class B                        385,481
   preferred stock-Private Offering

  Conversion to common stock                        798,158

  Value associated with beneficial                  650,000
   conversion feature of conver. debt

  Deferred service contracts

  Amortization of service contracts

  Utilization of net operating losses

  Net income

  Deemed dividend associated with
   beneficial conversion feature of
   preferred stock

Balance, April 30, 1998                         $ 8,265,962     $   (37,647)

                                                Shares
                                                Issued for      Retained
                                                Future          Earnings
                                                Services        (deficit)

Balance, April 30, 1997                         $  (263,438)    $(2,000,000)

  Note receivable arising
   from stock purchase agreement

  Acquisition of treasury stock

  Retirement of $100 Class A                                      2,000,000
   preferred treasury stock

  Exercise of stock warrents

  Issuance of stock - Other

  Issuance of $1,000 Class B
   preferred stock-Private Offering

  Conversion to common stock

  Value associated with beneficial
   conversion feature of conver. debt

  Deferred service contracts                      (101,250)

  Amortization of service contracts                 77,864

  Utilization of net operating losses

  Net income

  Deemed dividend associated with
   beneficial conversion feature of
   preferred stock

Balance, April 30, 1998                         $  (286,824)    $    0




                                                Shares
                                                Issued for      Treasury
                                                Future          Stock
                                                Services        (Preferred)
                                                Treasury        Retained
                                                Stock           Earnings
                                                (Common)        (deficit)

Balance, April 30, 1997                         $  (337,240)    $(1,703,973)

  Note receivable arising                          (732,000)
   from stock purchase agreement

  Acquisition of treasury stock

  Retirement of $100 Class A
   preferred treasury stock

  Exercise of stock warrents

  Issuance of stock - Other

  Issuance of $1,000 Class B
   preferred stock-Private Offering

  Conversion to common stock

  Value associated with beneficial
   conversion feature of conver. debt

  Deferred service contracts

  Amortization of service contracts

  Utilization of net operating losses                               56,287

  Net income                                                       668,153

  Deemed dividend associated with                                 (650,000)
   beneficial conversion feature of
   preferred stock

Balance, April 30, 1998                         $(1,069,240)    $(1,629,533)



                                                               Total
                                                               Shareholders'
                                                               Equity

Balance, April 30, 1997                                         $ 3,818,254

  Note receivable arising                                            44,115
   from stock purchase agreement

  Acquisition of treasury stock                                    (732,000)

  Retirement of $100 Class A
   preferred treasury stock

  Exercise of stock warrants                                         90,900

  Issuance of stock - Other                                         236,103

  Issuance of $1,000 Class B                                      1,707,856
   preferred stock-Private Offering

  Conversion to common stock

  Value associated with beneficial                                  650,000
   conversion feature of conver. debt

  Deferred service contracts                                       (101,250)

  Amortization of service contracts                                  77,864

  Utilization of net operating losses                                56,287

  Net loss                                                          668,153

  Deemed dividend associated with                                  (650,000)
   beneficial conversion feature of
   preferred stock

Balance, April 30, 1998                                         $ 5,866,282


The accompanying notes are an integral part of these financial statements.


                                                Preferred       Common
                                                  Stock         Stock

Balance, April 30, 1998                         $   506,834     $   116,730

  Reduction in note receivable
   from stock purchase agreement

  Retirement of Treasury stock                                       (1,750)

  Conversion to common stock                       (193,231)         12,580

  Issuance of stock - Other                                          23,532

  Transfer of service contracts
   to advances for Indian Gaming
   developments

  Amortization of service contracts

  Dividends on Preferred Stock                                        1,029
   paid by issuing commong stock

  Net loss

Balance, April 30, 1999                         $   313,603     $   152,121


                                                                Note
                                                                Receivable
                                                Capital         Arising
                                                Contributed     From Stock
                                                in Exess of     Purchase
                                                Par             Agreements

Balance, April 30, 1998                         $ 8,265,962     $   (37,647)

  Reduction in note receivable                                       37,647
   from stock purchase agreement

  Retirement of Treasury stock                     (335,490)

  Conversion to common stock                        180,651

  Issuance of stock - Other                         816,556

  Transfer of service contracts
   to advances for Indian Gaming
   developments

  Amortization of service contracts

  Dividends on Preferred Stock                        53,369
   paid by issuing commong stock

  Net loss

Balance, April 30, 1999                         $ 8,981,048     $        -


                                                Shares
                                                Issued for      Treasury
                                                Future          Stock
                                                Services        (common)

Balance, April 30, 1998                         $  (286,824)    $(1,069,240)

  Reduction in note receivable
   from stock purchase agreement

  Retirement of Treasury stock                                      337,240

  Conversion to common stock

  Issuance of stock - Other

  Transfer of service contracts                     185,573
   to advances for Indian Gaming
   developments

  Amortization of service contracts                 101,251

  Dividends on Preferred Stock
   paid by issuing commong stock

  Net loss

Balance, April 30, 1999                         $      -        $  (732,000)



                                                Retained        Total
                                                Earnings        Shareholders'
                                                (deficit)       Equity

Balance, April 30, 1998                         $(1,629,533)    $5,866,282

  Reduction in note receivable                                      37,647
   from stock purchase agreement

  Retirement of Treasury stock                                        -

  Conversion to common stock                                          -

  Issuance of stock - Other                                        840,088

  Transfer of service contracts                                    185,573
   to advances for Indian Gaming
   developments

  Amortization of service contracts                                 101,251

  Dividends on Preferred Stock                      (54,397)                   -
   paid by issuing commong stock

  Net loss                                       (1,980,093)     (1,980,093)

Balance, April 30, 1999                         $(3,664,023)    $ 5,050,749


  The accompanying notes are an integral part of these financial statements.


             BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997

                                        1999           1998            1997
                                                  (As Restated    (As Restated
                                                   See Note 1)     See Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                    $(1,980,093)  $   668,153    $(1,263,308)
 Income (loss) from discontinued
  operations                          (1,698,379)      269 219       (688,675)
 Income (loss) from continuing
  operations                            (281,714)      398,934       (574,633)
 Adjustments  to reconcile
  net income (loss) to net cash
  provided by (used in) operations -
  Depreciation                           223,157       147,228         71,731
  Amortization                           167,316       408,106         52,872
  Provision for uncollectible accounts      -             -           (13,416)
  Provision for obsolete inventories        -             -            12,761
  Amortization of shares issued for
   future services                       101,251        77,864         66,458
  Noncash services and benefit plan
   contributions                         540,088        91,353           -
  Convertible debt beneficial
   conversion feature                       -             -           375,000
  Other noncash expenses                    -           56,287         74,025
Changes in assets and liabilities -
  Accounts receivable                    (22,066)     (171,811)       (39,020)
  Contracts in process                   145,673       572,063       (267,137)
  Inventories                            989,305      (667,621)      (180,174)
  Prepaid expenses and other current
   assets                                 48,646        83,152        (22,584)
  Other assets and other                 231,479       178,497       (130,216)
  Accounts payable                       338,126        98,081       (308,723)
  Customer deposits                       52,039      (989,760)       993,628
  Settlement agreement                      -          (72,000)          -
  Accrued liabilities                   (228,965)      (33,341)       138,209
Cash provided by continuing
 operations                            2,304,335       177,032        248,781
Cash provided by (used in)
 discontinued operations              (1,737,379)      518,345       (789,915)
Cash provided by (used in) operations    566,956       695,377       (541,134)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net               (221,854)     (681,335)      (340,738)
Advances for Indian Gaming Developments (233,550)   (1,773,248)      (397,870)
Indian Gaming note receivable, net    (1,592,776)         -
Supplemental Type Certificates          (103,678)     (499,454)      (814,474)
Aircraft and aircraft parts                 -             -             8,268
 Cash used in investing activities    (2,151,858)   (2,954,037)    (1,544,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under promissory notes   (224,143)      312,975      1,181,309
Proceeds from long-term debt and
 capital lease obligations             3,494,322       502,603      1,582,338
Repayments of long-term debt and
 capital lease obligations            (1,718,599)     (103,743)    (1,194,162)
Repayment of officer note                 37,647        44,115         27,265
Issuance of Class B convertible
 preferred stock                            -        1,315,959           -
Issuance of stock                           -           90,900           -
 Cash provided by financing
  activities                           1,589,227     2,162,809      1,596,750

NET INCREASE (DECREASE) IN CASH            4,325       (95,851)      (489,198)

CASH, beginning of year                  160,598       256,449        745,647

CASH, end of year                    $   164,923   $   160,598    $   256,449

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

Interest paid                        $   237,128   $   254,202    $   215,867
Income taxes paid                           -           16,741         27,775


  The accompanying notes are an integral part of these financial statements.

             BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           APRIL 30, 1999



1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned subsidiaries, Avcon Industries, Inc., Cansas International Corporation, Butler National Engineers, Inc., Butler National Services, Inc., Butler Temporary Services, Inc., Butler National Service Corporation, Woodson Avionics, Inc. and Butler National,
Inc., (collectively, The Company). Cansas International Corporation and Butler National Corporation Consulting Engineers, Inc., were inactive during the years ended April 30, 1999, 1998 and 1997. The operations of RF, Inc., a wholesale food distribution company were discontinued in April 1998. All significant intercompany transactions have been eliminated in consolidation.

Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas facility. Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, and stability enhancing modifications. Avcon also acquires airplanes, principally Learjets, to refurbish and sell. Woodson Avionics, Inc. is primarily engaged in the manufacture of airborne switching units used in Boeing McDonnell Douglas aircraft. Butler National Services is principally engaged in monitoring remote water and wastewater pumping stations through electronic surveillance. Butler National Service Corporation is a management consulting and administrative services firm providing business planing and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988.

Restatement

Subsequent to the issuance of the Company's consolidated financial statements for the fiscal years ended April 30, 1998 and 1997, it was determined that the reported results for 1998 and 1997 were in error, primarily as follows:

Beneficial Conversion Features: The Company issued convertible debentures in June and November of 1996 that contained beneficial conversion features which allowed the investor to convert at seventy percent (70%) of the average common stock closing bid price for the five days prior to issuance of the debt security. The conversion period on the notes were for limited periods. The financial statements for the year ended April 30, 1997, have been restated to reflect the accounting recognition of the value attributable to the beneficial conversion feature ($375,000) as a noncash charge to interest expense and an increase to the paid-in capital.

The Company also issued convertible preferred stock on December
16, 1997 which contained beneficial conversion features. Those features allow the holder of the security to convert the preferred stock into the Company's common stock at seventy percent (70%) of the common stock bid price (the average of the ending common stock price bid five (5) days prior to issuance of the preferred stock or the ending common stock bid price 45 days after issuance of the preferred stock). The financial statements for the period ended April 30, 1998, have been restated to reflect the accounting recognition of the value attributable to this beneficial conversion feature as a deemed dividend and an increase to capital contributed in excess of par of $650,000.

The accounting above is consistent with the accounting requirements outlined in Topic D-60 of the Emerging Issues Task Force (EITF), issued in March 1997, and what was agreed to by the EITF in their final deliberations for Issue 98-5 on May 20, 1999.

RF, Inc. Gain: As further discussed in Note 3, the Company settled a dispute with a former employee in June 1997, effective April 30, 1997. The Company initially recorded a net gain on the settlement of approximately $433,000 in June 1998. Costs aggregating approximately $1,054,000 that had been deferred as of April 30, 1997, more appropriately should have been recognized as period costs. The financial statements have been restated to expense these costs as part of loss from discontinued operations in fiscal 1997. In addition, the value assigned to the 600,000 shares of company stock received as part of the consideration of the settlement was reduced from $2 per share (stock price at April 30, 1997) to $1.22 per share (stock price on June 26, 1997 the date the shares were received).
The net effect of this transaction on the fiscal 1998 financial statements is to change the previously reported loss from discontinued operations of $172,281 to income from discontinued operations of $269,219.

The following reflects selected financial information and the effects of the aforementioned restatements:

                     1998            1998            1997             1997
                 As previously        As        As previously          As
                   reported        restated        reported         restated

Total assets       $10,799,656   $10,870,445      $11,124,008     $10,070,008

Total
 shareholders'
 equity              5,861,860     5,866,282        4,872,254       3,818,254

Total net sales      5,546,106     5,456,106        4,061,775       4,061,775

Income (loss)
 from operations

Operations             250,012       398,934         (199,633)       (574,633)

Discontinued
 operations           (172,281)      269,219          365,325        (688,675)

Net income (loss)       77,731       668,153          165,692      (1,263,308)

Net income (loss)
 available for
 common shareholders    77,731        18,153          165,692      (1,263,308)

Basic EPS           $     0.01    $     -          $     0.02     $     (0.13)

Fully diluted EPS   $     0.01    $     -          $     0.02     $     (0.13)


a. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b. Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of the Company's products.

c. Property and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the term of the lease. The lives used for the significant items within each property classification are as follows:


                                              Live in Years
              Building                          23 to 39

              Machinery and equipment            5 to 17

              Office furniture and fixtures      5 to 17

              Leasehold improvements             3 to 20


     Maintenance and repairs are charged to expense as incurred.
     The cost and accumulated depreciation of assets retired are removed from the accounts and any resulting gains or losses are reflected as income or expense.

     Included in machinery and equipment and office furniture and fixtures are capital lease items totalling $251,636 and $123,925 at April 30, 1999 and 1998 respectively. Accumulated amortization on capital lease items at April 30, 1999 was $43,900.





d. Long-Lived Assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company determined that as of April 30, 1999, there had been no impairment in the carrying value of long-lived assets.

e. Indian Gaming: The Company is advancing funds for the establishment of Indian gaming. These funds have been capitalized in accordance with Statements of Financial
     Accounting Standards (SFAS) 67 "Accounting for Costs and
     Initial Rental Operations of Real Estate Projects." Such standard requires costs associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of that project. The realization of these advances is predicated on the ability of the Company and their Indian gaming clients to successfully open and operate the proposed casinos. There is no assurance that the Company will be successful. The inability of the Company to recover these advances could have a material adverse effect on the Company's financial position and results of operations

     Advances to the tribes and for gaming developments are capitalized and recorded as receivables from the tribes. These receivables shown as Advances for Indian Gaming Development on the the balance sheet, represent costs to be reimbursed to the Company pending approval of Indian gaming in several locations. The Company has agreements in place which require payments to be made to the Company for the respective projects upon opening of Indian gaming facilities. Once gaming facilities have gained proper approvals, the Company will enter into note receivable arrangements with the Tribe to secure reimbursement of advanced funds to the Company for the particular project.
     The Company currently has one note receivable shown as Note Receivable From Indian Gaming Development on the balance sheet.

     Reserves were recorded for Indian gaming development costs that cannot be determined whether reimbursement from the tribes will occur. There are agreements with the Tribes to be reimbursed for all costs incurred to develop gaming when the facilities are constructed and opened. Because the Stables represents the only operations opened, there is uncertainty as to whether reimbursement on all remaining costs that have been reserved will occur. It is the Company's policy therefore, to reduce the respective reserves as reimbursement from the Tribes is collected.

     Capitalized costs totalled approximately $5,100,629 and $3,062,941 at April 30, 1999 and April 30, 1998, respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928 and $3,008,508 in 1999 and 1998, respectively, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

     As a part of a Management Contract approved by the National
     Indian Gaming Commission (NIGC) on January 14, 1997, between the Company's wholly owned subsidiary, Butler National
     Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the Tribes), the Company agreed to convert their current unsecured receivable from the Tribes to a secured note receivable with the Tribes of $3,500,000 at 2 percent over prime, to be repaid over five years, for the construction of the Stables gaming establishment and reimbursement for previously advanced funds. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building. The Company is currently receiving payments on the note and its management fee on the Stables' operation. Amounts to be received on the notes are 2000 - $647,285; 2001 - $702,000; 2002 - $762,000; 2003 - $826,000 and
     2004 - $440,708.


             The rest of this page intentionally left blank.

f.   Supplemental Type Certificates:  Supplemental Type Certificates
     (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes the Company to perform modifications, installations and assemblies on applicable customer-owned aircraft. Costs associated with obtaining these STCs from the FAA are capitalized and subsequently amortized against revenues being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through costs of sales using the units of production method. Current company estimates of future orders indicate the life for these costs to be approximately five years. The legal life of these STCs is indefinite. Consultant costs, as shown below, include costs of engineering, legal and aircraft specialists. Components of the capitalized costs are as follows:

                                    1999             1998

Direct labor                $       206,752  $       206,752
Direct materials                    187,129          187,129
Consultant costs                  1,371,420        1,267,742
Labor overhead                      326,669          326,669
  Subtotal                        2,091,970        1,988,292

Less- Amortized costs               699,359          532,043
Net STC balance                   1,392,611        1,456,249


The recoverability of these costs are dependent upon the Company's ability to obtain and sustain future orders. Failure to gain these orders and subsequently recover these costs could have a material adverse impact on the Company's financial position and results of operations.

g. Bank Overdraft Payable: The Company's cash management program results in checks outstanding in excess of bank balances in the general disbursement account. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made from funds provided under the terms of the Company's promissory notes agreement.

h. Financial Instruments: The carrying value of the Company's cash and cash equivelants, short-term investments, accounts receivable, accounts payable, accrued expenses and accrued employee costs approximate fair value because of the short-term maturity of these instruments. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Based upon borrowing rates currently available to the Company with similar terms, the carrying value of notes payable long-term debt and capital lease obligations approximate fair value.

i. Revenue Recognition: The Company performs aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of- completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. At April 30, 1999, there were two (2) contracts in process.

j. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options, convertible preferred, and convertible debentures have been considered in the dilutive earnings per share calculation, but not used in 1999 and 1998 and because they are anti-dilutive.

k. New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The
     Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, unrecognized firm commitments or forecasted transactions. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when hedging changes in fair value or cash flows. This Statement, as amended, is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of this Statement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In March 1998, the American Institute of Certified Public
     Accountants ("AICPA") issued SOP 98-1, "Accounting for the
     Costs of Computer Software Developed or Obtained for Internal
     Use". This SOP provides guidance on accounting for certain costs in connection with obtaining or developing computer software for internal use and requires that entities capitalize such costs once certain criteria are met. The Company adopted SOP
     98-1 as of January 1, 1999. The adoption of this SOP did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". This SOP requires that entities expense start-up costs and organization costs as they are incurred. The Company adopted SOP 98-5 as of January 1,
     1999. As the Company has expensed these costs historically, the adoption of this SOP did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In November 1999, the Securities and Exchange Commission
     ("SEC") issued Staff Accounting Bulletin No. 100,
     "Restructuring and Impairment Charges". In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. The Company does not anticipate that these SAB's will have a material impact on its financial position, results of operations or cash flows.


l. Stock-based Compensation: The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

m. Income Taxes: Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expense items are recognized for financial reporting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of deferred tax assets and liabilities give recognition to enacted tax rates in effect in the year the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that the Company expects to realize.

n. Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.

o. Concentration of Credit Risk: The Company extends credit to customers based on an evaluation of their financial condition and collateral is not required. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts.


p. Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.

       The rest of this page intentionally left blank

2.  DEBT:

Principal amounts of debt at April 30, 1999 and 1998, consist of the following:


Promissory Notes                                        1999           1998

Interest at prime plus 2% (9.75%
at April 30, 1999), due                             $   471,575   $   695,718
August 25, 1999, collateralized
by a first or second position
on all assets of the Company.

                                                    $   471,575   $   695,718

Other Notes Payable and Capital Lease

Note payable, interest at prime
plus 2%, (9.75% at April                            $    239,051  $ 1,412,723
30, 1999) due May 24, 2004
collateralized by Aircraft
Security Agreement dated
November 3, 1998.

Note payable, interest at prime
plus 2% (9.75% at April                                1,607,641         -
30, 1999) due August 1, 2003.


Note payable, interest at prime
plus 1%, (9.5% at April                                  388,291      398,813
30, 1999) due March 1, 2001
collateralized by real estate.

Note payable, interest at prime
plus 2% (9.75% at April                                 187,000          -
30, 1999) collateralized by a
first or second position on all
of the Company.

Note payable, interest at prime
plus 2% (9.5% at April 30,                             1,089,040         -
1999) due May 13, 2009,
collateralized by a first or
second position of all assets of
the Company.

Other Notes Payable and Capital
Lease Obligations                                       254,961       178,725

                                                      3,765,984     1,990,261

Less: Current maturities                                701,345        63,849

                                                    $ 3,064,639    $1,926,412

Maturities of long-term debt and capital lease obligations are as follows:

                       Year Ending
                         30-Apr         Amount

                          2000       $  701,345
                          2001        1,110,000
                          2002          715,000
                          2003          749,000
                          2004          286,000
                          Thereafter    204,639
                               $      3,765,984

The Company has promissory notes in which it may borrow a maximum of $500,000. The notes matured in August 1999, and were renewed under similar terms each quarter. At April 30, 1999, the Company had borrowed $471,574 on the notes. The weighted-average interest rates were 10% and 10.25% for the years ended 1999 and 1998 respectively.

3.  DISCONTINUED OPERATIONS:

On April 14, 1998, the Company discontinued the operation of its food distribution operations conducted by RF, Inc., and Valu Foods, Inc., wholly owned subsidiaries of the Company. These operations were liquidated and the Company does not plan any future operations in the food distribution industry.

The Company acquired RF, Inc., on April 21, 1994. The individuals who sold RF, Inc. to the Company had sought for some time to reacquire the ownership of RF, Inc. The individual (the Employee) filed a lawsuit against the Company seeking to rescind the sale of RF, Inc. stock and for damages. The Company and the Employee reached an agreement to settle and release all claims and counterclaims effective April 30, 1997. The Employee dismissed the lawsuit with prejudice. In addition to the releases, under the terms of the agreement, the Company received, on June 26, 1997, 600,000 shares of the Company's common stock and a commitment for certain payments over the next three years. On June 21, 1997, the Company released the Employee from the terms of his employment contract and the April 24, 1994 Stock Purchase agreement, including his agreement not to compete with the Company in the food distribution industry. Costs associated with this transaction totaled $1,054,000 and were expensed in fiscal year 1997. As a result of resolving the dispute and the ultimate release from the employment agreement, the Company received compensation and recorded a gain of $1,043,000, restated herein, (principally noncash) in the first quarter of 1998.

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

As of April 30, 1998, the operations of RF, Inc. were deconsolidated because of the Chapter 7 involuntary bankruptcy liquidation. The entire investment in RF, Inc. was written-off through the 1998 loss from discontinued operations. The assets and liabilities of RF, Inc. at April 30, 1998, were comprised of accounts receivable $716,478, inventory $359,103, other assets $44,423, bank liabilities $637,947 and other accrued liabilities $397,903. The revenues associated with RF, Inc. for the years ended 1999, 1998, and 1997 were $0, $3,783,132, and $17,478,540 respectively.

The Company also discontinued the operation of its retail food store, Valu Foods, Inc. The Company planned to liquidate the Valu Foods,
Inc. assets in the ordinary course of business and the store will close the sooner of the completion of the inventory liquidation or on January 31, 1999, when the lease expires. The loss on discontinued operations in fiscal 1998 was $23,965 (net of tax). The loss includes anticipated legal costs, rental costs and payroll.

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

The bankruptcy court ruled July 20, 1999, on the bankruptcy filing of the Company. Subsequent to April 30, 1998, the bank was not allowed to immediately assume control of the collateralized assets for liquidation and as such, required the Company to pay the bank the amount due and the court costs in total, including interest, aggregating $1,089,000. An a dditional charge for this payment and other fees relating to RF, Inc. totalling $1,698,379 was recorded in fiscal year
                                 1999.

4.  CONVERTIBLE DEBENTURES:

The Company completed a private placement on June 26, 1996, in which the Company issued an eight percent (8.0%) cumulative convertible debenture due June 26, 1998, in the amount of $750,000.
Net proceeds of the offering were $675,000. The debenture is convertible only to common stock at 70 percent of the average closing price of the common stock for the five (5) days prior to issuance of the debenture. At June 26, 1998, the end of the two-year term, the balance not yet converted must be converted to common stock. The eight percent (8.0%) interest is payable in stock or cash at the option of the Company.

The Company completed a private placement on November 1, 1996, in which the Company issued an eight percent (8.0%) cumulative convertible debenture due November 1, 1998, in the amount of $500,000. Net proceeds of the offering were $450,000. The debenture is convertible only to common stock at seventy percent (70%) of the average closing bid price of the common stock for the five days prior to issuance of the debenture. At November 1, 1998, the end of the two-year term, the balance not yet converted must be converted to common stock. The eight percent (8.0%) interest is payable in stock or cash at the option of the Company.

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

On January 25, 1999, a change was made to the issuance documents changing the conditions of the conversions. The face value at the time of this agreement was $650,000 allowing $65,000 per month to be converted under the plan at a conversion price equal to eighty percent (80%) of the five (5) day average closing bid for the five (5) trading days prior to the conversion, provided, however, that if the closing price increases to $1.45 per share or more for three (3) consecutive trading days, the Holder will have the option to convert an additional 20 percent or $130,000 of outstanding principal amount of Debentures. All transactions are being handled through one broker and all activity is reported on a weekly basis. The Holders also received 325,000 three-year warrants to purchase restricted common stock at $1.45 per share, and all past and future interest payments were rescinded. At April 30, 1999, based on a bid price of $.25 of the Company stock, the number of shares the debentures could be converted into totalled 3,250,000.


         The rest of this page intentionally left blank.

5.  INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provision of the enacted tax laws. The Company has net operating loss carryforwards and cumulative temporary differences, which would result in the recognition of net deferred tax assets. A valuation allowance has been provided which reduces the net deferred tax asset to zero. At April 30, 1999, the Company had approximately $5.8 million of net operating losses, which expire in 2002 to 2014.

The tax benefit of net operating losses generated prior to the quasi reorganization in 1992 and utilized after the reorganization are reflected as additions to capital contributed in excess of par (See
Note 6).

The deferred taxes are comprised of the following components:

                                        April 30, 1999          April 30, 1998
                                                                  as restated

Current deferred taxes -
        Current assets                 $       373,000         $      416,843
        Current liabilities                       -                      (610)

          Total current deferred taxes         373,000                416,233

Noncurrent deferred taxes -
        Non current assets                   3,095,000              2,580,599
        Non current liabilities               (309,000)              (297,070)

          Total non current deferred taxes   2,786,000              2,283,529

Total deferred taxes                         3,159,000              2,699,762
Less - Valuation allowance                  (3,159,000)            (2,699,762)

          Total deferred taxes, net        $     -                $      -

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                   April 30, as Restated
                                                 1999                 1998

Accounts receivable reserves               $      27,000          $    30,352
Inventory reserve                                309,000              309,285
Net operating loss                             2,575,000            2,023,656
Depreciation                                    (174,000)            (283,314)
Indian gaming development                        520,000              519,934
Accrued interest                                (135,000)                -
Other                                             37,000               99,849
        Net deferred tax items             $   3,159,000         $  2,699,762

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

                                            1999      1998       1997

Statutory federal income tax rate          -34.0%     34.0%     -34.0%
Changes in valuation allowances             33.0%    -36.7%       6.8%
Beneficial conversion feature                0.0%      0.0%      22.3%
Nondeductible expenses                       1.0%      2.2%       1.6%
State taxes                                  0.0%      5.3%       3.9%
Effective tax rate                           0.0%      4.8%       0.6%

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

Common Stock Transactions

During the year ended April 30, 1999, the Company issued 3,713,658 shares of stock valued at $894,485 in various non-cash transactions:
2,089,126 shares valued at $732,787 were issued for services rendered; 264,124 shares valued at $107,300 were issued as the Company match to the employee 401-K plan; 1,258,012 shares were issued under exchange provisions of the Preferred Stock; and 102,396 shares valued at $54,398 were issued for Preferred Stock dividends.

During the year ended April 30, 1998, the Company issued 2,035,453 shares of stock valued at $1,437,126 in various non-cash transactions:
193,000 shares valued at $144,750 were issued for services to be rendered in the future; 91,318 shares valued at $79,903 were issued as the Company match to the employee 401-K plan; 12,722 shares valued at $11,450 were issued for services rendered; and 1,738,413 shares were issued under the exchange provisions of the convertible and preferred debentures for $1,201,023 in face value plus interest.

During the year ended April 30, 1997, the Company issued 231,266 shares of stock valued at $446,208 less $10,966 of issue costs in various non-cash transactions: 25,000 shares valued at $53,125 were issued for services to be rendered in the future; 10,000 shares valued at $21,250 were issued for other assets; 100,000 shares valued at $200,000 were issued in connection with the assets acquisition of Woodson Electronics, Inc.; 84,034 shares were issued under the exchange provisions of the convertible debenture for $150,000 in face value; and 12,232 shares valued at $21,833 were issued to pay interest on the debentures.

Shares Issued for Future Services

In fiscal 1998 and 1997, the Company issued 193,000 and 25,000 shares of common stock, respectively, at a value of $144,750 and $53,125, respectively, for professional services to be received in the future. The deferred portion of these service contracts were being recognized over the service period, (generally 24-60 months) and was reflected as a reduction in equity until such time as the services are received. Effective May 1, 1998, the unamortized balances of the issue cost of the shares issued were expensed or transferred as advances to the gaming related projects. These amounts are recoverable under the terms of the approved management agreements.

Convertible Preferred Stock

The Company completed a private placement on December 16, 1997, to issue Series B, 6 percent Convertible Preferred Stock in the amount of $1,500,000. Dividends when declared, are payable quarterly at 6 percent of stated value per share. Net proceeds of the offering were $1,315,959. The terms of conversion allow the holder, at its option, at any time commencing 45 days after issuance of the preferred stock to convert the preferred stock into shares of the Company's common stock, at a conversion price equal to seventy percent (70%) of the common stock bid price (the average of the ending common stock bid price five days prior to issuance of the preferred stock or the ending bid price of the common stock 45 days after issuance of the preferred stock. The shares are subject to a mandatory, 24-month conversion feature at the end of which all shares outstanding will be automatically converted. Liquidation rights upon dissolution are equal to the stated value per share and all unpaid dividends. The preferred shareholders have no voting rights.

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

On January 25, 1999, Butler National reached an agreement with the Holders of the Class B Convertible Preferred Stock to change the conversion conditions of the preferred stock. Under the agreement, the Holders of the Preferred are allowed to convert up to ten percent (10%) of the face value of the Preferred into common stock in any month until the entire issue is converted. The face value at the time of settlement was $785,000 allowing $78,500 per month to be converted under the plan. However, if the bid price is above $1.45 for three trading days, the Holders will be allowed to convert up to a total of 30 percent per month or $235,500 of face value of the Preferred. The conversion amount will increase five percent (5%) for each $.20 increase in market price. The agreed conversion price is 70 percent of the average bid price for the previous five (5) trading days.

With the exception of 30,000 common shares owned at settlement by the Holders, sales of the previous converted common shares, 148,849 shares, plus any newly converted common shares, will be limited to the greater of $30,000 or twenty-five percent (25%) of the previous week's trading volume. The Company issued 102,396 shares of its stock valued at $54,398 in lieu of any past or future dividends. At April 30, 1999 based on a bid price of $.25 of the Company stock the number of shares the outstanding Preferred Stock could be converted into totalled 3,960,000. All transactions are being handled through one broker and all activity is reported on a weekly basis. The Holders also received 770,000 three-year warrants to purchase restricted common stock at $1.45 per share.

7.  STOCK OPTIONS AND INCENTIVE PLANS:

The Company has established nonqualified stock option plans to provide key employees and consultants an opportunity to acquire ownership in the Company. Options are granted under these plans at exercise prices equal to fair market value at the date of the grant, generally exercisable immediately and expire in 10 years. All options terminate if the employee leaves the Company. The Company accounts for these plans under Accounting Principles Board Opinion
No. 25 under which no compensation cost has been recognized. Had compensation cost been recognized in accordance with Financial Accounting Standards Board Statement No. 123, Accounting for
Stock Based Compensation, the Company's operating income would have been effected as follows:


                                        1999            1998            1997
Dividend yield                             0%             0%              0%
Expected stock volatility             104.50%         98.00%         101.00%
Risk free interest rate                 4.78%          6.07%           6.79%
Expected option lives               10 years       10 years        10 years
Fair value per option             $      .19     $     1.06      $     1.67
Pro forma expense                 $  459,420     $  565,000      $      -
Pro forma net income (loss)       $ (459,420)    $ (546,847)     $      -
Basic EPS effect                  $     (.04)    $    (0.06)     $      -
Fully diluted EPS effect          $     (.04)    $    (0.06)     $      -

The following table summarizes the Option Plans.

                                        1999           1998            1997

Beginning balance - Options
 outstanding                       6,375,800      3,157,900       2,549,064

   Options granted                 2,418,000      6,223,800         772,000

   Options canceled/forfeited     (2,514,500)    (3,005,900)       (151,164)

   Options exercised                (600,000)          -            (12,000)

Ending balance - Options
 outstanding                       5,679,300     6,375,800        3,157,900


Exercise price ranges           $.50 to $.55 $.90 to $2.50   $2.00 to $3.00
Shares available for grants       25,000,000    20,123,100          379,000
Price range of options
 exercised                              $.50          None            $2.00

The options exercised in 1999 are included in shares issued for services in Note 6 as the exercise price was exchanged for services provided by the optionholder.

8.  COMMITMENTS:

Lease Commitments

The Company leases space under operating leases with initial terms ranging from three (3) years to twenty (20) years. Minimum lease commitments under noncancelable operating leases for the next five
(5) years are as follows:


                Year Ending
                  30-Apr            Amount

                   2000         $   116,000
                   2001              97,000
                   2002              98,000
                   2003              33,000
                   2004              33,000
             Thereafter             159,000


Total rental expense incurred for the years ended April 30, 1999, 1998 and 1997, was $259,000, $187,905 and $185,742, respectively.

9.  CONTINGENCIES:

The Company had an employment agreement with an individual, which the Company terminated in April 1995. This individual filed a lawsuit against the Company, the President of the Company, and various corporate subsidiaries alleging the Company wrongfully terminated the individual's employment in breach of the contract. The suit was filed in October, 1995, in State Court in Johnson County, Kansas. The Company and the individual reached an agreement to settle and release all claims and counterclaims on May 1, 1997. The individual dismissed the lawsuit with prejudice. The terms of the settlement include payments of $122,000 and $72,000 by the Company to the individual during fiscal 1998 and fiscal 1999, respectively. The entire $194,000 was accrued in fiscal 1998.

The Company is involved in various lawsuits incidental to its business. Management believes the ultimate liability, if any, will not have an adverse effect on the Company's financial position or results of operations.

Due to the Company's financial condition, and the need to reduce expenses, the board of directors approved the elimination of product liability insurance in August, 1989.

10.  RELATED-PARTY TRANSACTIONS:

During fiscal 1999 and 1998, the Company paid consulting fees of approximately $135,443 and $231,055 to board members and board member's consulting companies for business consulting services. In fiscal 1999 the Company advanced as part of the Indian Gaming Advances $350,320 to board members and board members consulting companies for business consulting services.

11.  401(K) SAVINGS PLAN

The Company has a defined contribution plan authorized under
Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at lease one year of service are eligible to participate in the plan. Employees may contribute up to twelve percent of their pre-tax covered compensation through salary deductions. The
Company contributed 100 percent of every pre-tax dollar an employee contributes. Employees are 100 percent vested in the employer's contributions after five years of service. All employer contributions are tax deductible by the Company. The Company's matching contribution expense in 1999 and 1998 was approximately $107,300 and $79,910.

12.  SUBSEQUENT EVENTS

On May 4, 1999, the Board of Directors determined that the interests of the shareholders would be best served by distributing the common stock of its Indian Gaming Subsidiary ("IGS") to the shareholders. This transaction will take place in fiscal 2001.

13.  COMMON SHARES USED IN EARNINGS PER SHARE CALCULATIONS:

The following table shows the amounts used in computing earnings per share and the effect on income and weighted average number of shares of potential dilutive common stock.

                                    1999             1998            1997
                                                 (As Restated     (As Restated
                                                  See Note 1)      See Note 1)
Earnings (losses) available for
     Common shares                $(1,980,093)   $     18,153     $(1,263,308)
     Convertible debentures              -               -               -
     Preferred dividend               (54,398)           -               -

Earnings (losses) available for
     common shares after assumed   (2,034,491)   $     18,153     $(1,263,308)
     conversion of dilutive
     securities

Earnings (loss) per share -
     Basic -
        Earnings from
          continuing operations  $     (0.03)    $     (0.03)     $     (0.06)
        Income (loss) from/on
          discontinued operations       0.14            0.03            (0.07)
        Earnings (loss)
          available for common
          shares                 $      0.17     $       -        $     (0.13)

Earnings (loss) per share -
     Diluted -
        Earnings from
          continuing operations  $      0.03     $    (0.03)      $     (0.06)
        Income (loss) from/on
          discontinued operations      (0.14)          0.03             (0.07)
        Earnings (loss)
          available for common
          shares                 $     (0.17)    $      -         $     (0.13)

Weighted average number of
common shares used in
     Basic EPS                    11,845,875      9,418,330         9,411,168
     Per share effect of
     dilutive securities
        Convertible preferred
         securities                      -             -                 -
        Convertible preferred
         securities                      -             -                 -
        Options                          -             -                8,108

Weighted number of common
 shares and dilutive potential
 common sharesused in dilutive
 EPS                             11,845,875      9,418,330          9,419,276


13.  INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:

Industry Segmentation

The Company's operations have been classified into six segments in 1999, 1998 and 1997.

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

3.   Aircraft Sales - acquires, modifies and resells aircraft, principally
Learjets.

4. Gaming - Business management services to Indian tribes in connection with the Indian Gaming Act of 1988. (Beginning in fiscal
1994).

5. Monitoring Services - principally includes the monitoring of water and wastewater remote pumping stations through electronic surveillance, for municipalities and the private sector.

6. Temporary Services - provides temporary employee services for corporate clients.


          The rest of this page intentionally left blank.

Year ended April 30, 1999

                             Gaming            Avionics          Modifications

Net Sales                       -           $    465,830        $   3,117,138
Depreciation                    -                 33,667              110,469
Operating profit (loss)(a) $    52,765           (46,370)            (284,709)
Capital Expenditures         1,704,319              -                 140,034
Interest, net
Other expense
Loss from continuing
 operations
Income taxes
Loss from discontinued
 operations
Net loss
Identifiable assets    $     5,131,363     $     594,496        $   4,371,602

                             Services           Aircraft           Corporate

Net Sales              $       929,153     $  2,100,000                -
Depreciation                    23,851             -            $      55,170
Operating profit (loss)(a)      14,809          600,000              (560,892)
Capital Expenditures            16,867              -                  64,953
Interest, net
Other expense
Loss from continuing
 operations
Income taxes
Loss from discontinued
 operations
Net loss
Identifiable assets    $       225,742     $     295,281        $   1,110,207

                                                                 Consolidated

Net Sales                                                       $   6,612,121
Depreciation                                                          223,157
Operating profit (loss)(a)                                           (224,397)
Capital Expenditures                                                1,926,173
Interest, net                                                         (36,591)
Other expense                                                         (57,317)
Loss from continuing
 operations                                                          (281,714)
Income taxes                                                             -
Loss from discontinued
 operations                                                        (1,698,379)
Net loss                                                        $  (1,980,093)
Identifiable assets                                             $  11,728,691


Year ended April 30, 1998 (Restated)

                             Gaming            Avionics          Modifications

Net Sales                       -           $    484,518        $   3,874,490
Depreciation                    -                 12,870               91,075
Operating profit(loss)(a) $   (322,129)          146,744            1,274,320
Capital Expenditures         1,773,248              -                   8,871
Interest, net
Other income
Loss from continuing
 operations
Income taxes
Loss from discontinued
 operations
Net income
Identifiable assets    $     3,062,941     $   1,068,999        $   3,874,974

                             Services           Aircraft           Corporate

Net Sales              $     1,097,098             -                   -
Depreciation                    10,831             -            $      32,453
Operating profit(loss)(a)      228,488             -                 (672,729)
Capital Expenditures            23,904              -                 648,560
Interest, net
Other income
Loss from continuing
 operations
Income taxes
Loss from discontinued
 operations
Net income
Identifiable assets    $       135,629     $   1,816,281        $     911,621

                                                                 Consolidated

Net Sales                                                       $   5,456,106
Depreciation                                                          147,229
Operating profit(loss)(a)                                             654,694
Capital Expenditures                                                2,454,583
Interest, net                                                        (251,420)
Other income                                                           15,540
Loss from continuing
 operations                                                           418,814
Income taxes                                                           19,880
Loss from discontinued
 operations                                                           269,219
Net income                                                      $     668,153
Identifiable assets                                             $  10,870,445



Year ended April 30, 1997 (Restated)

                             Gaming            Avionics          Modifications

Net Sales                       -           $    277,513        $   2,724,217
Depreciation                    -                 34,629               31,071
Operating profit(loss)(a) $   (243,728)          123,571              501,984
Capital Expenditures           397,870            (8,268)                -
Interest, net
Other expense
Loss from continuing
 operations
Income taxes
Loss from discontinued
 operations
Net loss
Identifiable assets    $     1,543,786     $   1,015,001        $   3,949,256

                             Services           Aircraft           Corporate

Net Sales              $     1,060,045             -                   -
Depreciation                     6,031             -            $      32,453
Operating profit(loss)(a)      230,738             -                 (318,807)
Capital Expenditures              -                -                  340,738
Interest, net
Other expense
Loss from continuing
 operations
Income taxes
Loss from discontinued
 operations
Net loss
Identifiable assets    $       313,374     $   1,816,281        $   1,432,310

                                                                 Consolidated

Net Sales                                                       $   4,061,775
Depreciation                                                           71,731
Operating profit(loss)(a)                                             293,758
Capital Expenditures                                                  730,340
Interest, net                                                        (632,106)
Other expense                                                        (232,869)
Loss from continuing
 operations                                                          (571,217)
Income taxes                                                            3,416
Loss from discontinued
 operations                                                          (688,675)
Net loss                                                        $  (1,263,308)
Identifiable assets                                             $  10,070,008


(a) Operating expenses not specifically identifiable are allocated based upon sales, costs of sales, square footage or other factors as considered appropriate.
(b) Segment of Temporaries had no activity in the three year period ended April 30, 1999.

Major Customers:  Sales to major customers (10 percent or more of consolidated sales) were as follows:

                                        1999    1998    1997
Aircraft modifications (GFD)            14%     16%     21%
Monitoring services (Plantation)         -      12%     16%
Aircraft sales (Private corporation)    32%      -       -
    Total major customers               56%     28%     37%



                                                         SCHEDULE II

             BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997 (1998 AND 1997 RESTATED)

                                              Additions
                                Balance at    Charged to               Balance
                                Beginning     Costs and                at End
Description                     of Year       Expenses    Deductions   of Year
Year ended April 30, 1999

Allowance for doubtful
 accounts                     $    78,736   $    -      $     9,850 $   68,886

Reserve for inventory
 obsolescence                      74,562        -             -        74,562

Reserve for loss on
 note receivable                   27,327        -             -        27,327

Reserve for Indian
 gaming development             3,008,508        -        (289,580)  2,718,928

Deferred interest (1)                -         (135,000)      -       (135,000)

Income tax valuation
 allowance                      2,699,762       459,238       -      3,159,000
Year ended April 30, 1998

Allowance for doubtful
 accounts                     $    78,736   $      -     $    -    $    78,736

Reserve for inventory
 obsolescence                      74,562          -          -         74,562

Reserve for loss on note
 receivable                        27,327          -          -         27,327

Reserve for Indian gaming
 development                    2,845,629      162,879        -      3,008,508

Income tax valuation
 allowance                      2,518,271      237,778      56,287   2,699,762


Year ended April 30, 1997

Allowance for doubtful
 accounts                    $     91,882   $     -     $   13,146  $   78,736

Reserve for inventory
 obsolescence                      62,071       12,491        -         74,562

Reserve for loss on note
 receivable                        35,729         -          8,402      27,327

Reserve for Indian gaming
 development                    2,601,901      243,728         -     2,845,629

Income tax valuation
 allowance                      2,239,298      278,973         -     2,518,271


(1) Interest to be paid as part of the note payable on discontinued operations.