Form 10-K/A
period 1999-04-30
BUTLER NATIONAL CORP
filed 2000-09-01
CIK 15847

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

Discontinued Operations

On April 14, 1998, the Company discontinued the operation of its food distribution operations conducted by RF, Inc., and Valu Foods, Inc., wholly owned subsidiaries of the Company. These operations were liquidated and we do not plan any future operations in the food distribution industry.

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

The bankruptcy court ruled July 20, 1999, on the bankruptcy filing of the creditors of RF, Inc. Subsequent to April 30, 1998, the bank was not allowed to immediately assume control of the collateralized assets for liquidation and as such, required us to pay the bank the amount due and the court costs in total, including interest, aggregating $1,089,000. An additional charge for the payment and other fees relating to RF, Inc. totaling $1,698,379 was recorded in fiscal year 1999.

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

Aircraft - Acquisition and Sales: The Company through its Avcon subsidiary actively pursues airplanes, principally Learjets and sells the planes directly to customers or receives a fee for finding a specific airplane.
In Fiscal 1999 the Company sold a Learjet for $2,100,000.

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

      The rest of this page intentionally left blank.

Backlog: Our backlog as of April 30, 1999, 1998, and 1997, was as follows:

Industry segment                  1999        1998       1997

Aircraft Modifications         2,274,000   5,747,505   2,468,169

Avionics                         295,000     173,174     316,558

Monitoring Services              504,736   1,124,191   1,317,580
                               ---------   ---------   ---------
Total backlog                 $3,073,736  $7,044,870  $4,102,307

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


                                          Year Ended April 30
                                (In thousands except per share date)
                            1999      1998     1997     1996     1995
                                   (Restated)(Restated)
                                      <C >

Net Sales                 $6,612    $5,456   $4,062   $3,653   $3,668

Income (Loss) from
 Continuing Operations      (282)      399     (575)    (658)  (1,286)

Income (Loss) from/on
 Discontinued Operations  (1,698)      269     (689)     802      461

Net Income (Loss)        ($1,980)   $  668  $(1,263)  $  144   $ (825)

Basic Per Share

Income (Loss) from
 Continuing Operations    $(0.03)  $  0.03  $ (0.06)  $(0.07)  $(0.16)

Income (Loss) from/on
 Discontinued Operations  $(0.14)  $ (0.03) $ (0.07)  $ 0.09   $ 0.06

Net Income (Loss)         $(0.17)  $  0.00  $ (0.13)  $ 0.02   $(0.10)

Selected Balance Sheet
 Information

Total Assets             $11,729   $10,870  $10,070   $8,261   $4,263

Long-term Obligations
 (excluding current
  maturities)            $ 3,065   $ 1,926  $ 1,541   $   57   $   81

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


                                   Expected Maturity Date
                                   (Dollars in thousands)
                                                                        Fair
                  2000     2001     2002      2003     2004    Total    Value

Assets
Note receivable:

 Variable rate   $ 647    $ 702    $ 762     $ 826    $ 440   $3,377    $3,377

 Average
  interest rate   10.5%    10.5%    10.5%     10.5%   10.5%    10.5%     10.5%

Liabilities
Long-term debt:

 Variable rate   $ 701    $1,110    $ 715    $  749   $  286  $3,561    $3,561

 Average
  interest rate   10.5%    10.5%    10.5%    10.5%    10.5%     -         -



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
     conversion of dilutive
     securities

Earnings (loss) per share -
     Basic -
        Earnings from
          continuing operations  $     (0.03)    $     (0.03)     $     (0.06)
        Income (loss) from/on
          discontinued operations      (0.14)           0.03            (0.07)
        Earnings (loss)
          available for common
          shares                 $     (0.17)    $       -        $     (0.13)

Earnings (loss) per share -
     Diluted -
        Earnings from
          continuing operations  $     (0.03)    $    (0.03)      $     (0.06)
        Income (loss) from/on
          discontinued operations      (0.14)          0.03             (0.07)
        Earnings (loss)
          available for common
          shares                 $     (0.17)    $      -         $     (0.13)

Weighted average number of
common shares used in
     Basic EPS                    11,845,875      9,418,330         9,411,168
     Per share effect of
     dilutive securities
        Convertible preferred
         securities                      -             -                 -
        Convertible preferred
         securities                      -             -                 -
        Options                          -             -                8,108

Weighted number of common
 shares and dilutive potential
 common sharesused in dilutive
 EPS                             11,845,875      9,418,330          9,419,276


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