Form 10-K
period 2000-04-30
BUTLER NATIONAL CORP
filed 2000-09-18
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.

                                FORM 10-K/A

(Mark One)           Annual Report Pursuant to Section 13
                             or 15(d) of the
    X                   Securities Exchange Act of 1934
                              (Fee Required)

                   For the fiscal year ended April 30, 2000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $3,344,438 at September 15, 2000, when the average bid and asked prices of such stock was $0.13.

         The number of shares outstanding of the Registrant's
Common Stock, $0.01 par value, as of September 15, 2000, was
26,581,828 shares.



DOCUMENTS INCORPORATED BY REFERENCE: NONE

This Form 10-K consists of 57 pages (including exhibits). The index to exhibits is set forth on pages 25-27.

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

  Avionics - principally includes the manufacture of airborne radio and instrument switching units used in DC-9, DC-10, DC-
     9/80, MD-80, MD-90 and the KC-10 aircraft. We provide these services through our subsidiary, Butler National Corporation - Tempe, Arizona ("Switching Units", "Avionics" or "WAI").

  Gaming - principally includes business management services and advances to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. We provide these advances through our subsidiary, Butler National Service Corporation ("Management Services", "Gaming" or "BNSC").

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

     Assets as of April 30, 2000 and Net Revenues for the year ended April 30, 2000.

Industry Segment              Assets    Revenue
Aircraft Modifications         50.7%      69.7%
Avionics                        4.7%       6.0%
Gaming                         32.9%       0.0%
Monitoring Services             2.3%      24.3%
Temporary Services              0.0%       0.0%
Corporate Office                9.4%       0.0%


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

As of April 30, 1998, the operations of RF, Inc. have been deconsolidated because of the Chapter 7 involuntary bankruptcy liquidation. The entire investment in RF, Inc. was written-off through the 1998 loss from discontinued operations. The assets and liabilities of RF, Inc. at April 30, 1998, were comprised of accounts receivable $716,478, inventory $359,103, other assets $44,423, bank liabilities $637,947 and other accrued liabilities $397,903. The revenues associated with RF, Inc. for the years ended 2000, 1999 and 1998 were $0, $0, and $3,783,132 respectively.

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

The bankruptcy court ruled July 20, 1999, on the bankruptcy filing of the creditors of RF, Inc. Subsequent to April 30, 1998, the bank was not allowed to immediately assume control of the collateralized assets for liquidation and as such, required us to pay the bank the amount due and the court costs in total, including interest, aggregating $1,089,000. An additional charge for the payment and other fees relating to RF, Inc. totaling $1,698,379 was recorded in fiscal year 1999. At April 30, 2000 the remaining notes payable (including defered interest) totalled $978,028.

Financial Information about Industry Segments

Information with respect to the Company's industry segments are found at Note 14 of Notes to Consolidated Financial Statements for the year ended April 30, 2000, located herein at page 52.

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

Sales of the Aircraft Modifications product line are handled directly through Avcon. Specialty modifications are quoted individually by job. The Company is geographically located in the marketplace for Aircraft Modifications products. The Company believes there are two primary competitors (AAR of Oklahoma and Raisbeck Engineering) in the industry in which the Aircraft Modifications division participates.

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

Aircraft - Acquisition, Modification and Sales: The Company through its Avcon subsidiary actively pursues airplanes, principally Learjets, modifies the planes and sells the planes directly to customers or receives a broker fee for finding a specific airplane. In fiscal 1999, the Company sold a Learjet for $2,100,000.

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

Marketing is accomplished directly between the Company and Boeing McDonnell Douglas. Competition is minimal. However, sales are directly related to Boeing McDonnell Douglas' production of DC-9, DC-10, DC9/80, MD-80, MD-90, MD-11 and KC-10 tanker aircraft.
The current Boeing McDonnell Douglas contract has been extended through fiscal year 1999. The customer stopped aircraft production in the year 2000. The impact on our business of stopping production will be minimal due to planning on this issue for many years. The
Company has received additional contracts for these products, which has sustained our business.

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

Most payments have been and continue to be within those terms. The Company has ordinary course of business purchase orders from the commercial division (Douglas Aircraft Company) for products with scheduled shipment dates into the fiscal year 2000. However, should Boeing McDonnell Douglas financially reorganize or for some other reason not accept shipment against these orders, the Company could suffer significant loss of revenue. Boeing McDonnell Douglas accounts for 11.7% of our avionics revenue.

Management Services: BNSC is engaged in the business of providing management services to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. The Company has three management agreements in place; however, the performance of these agreements is contingent upon and subject to approval by the Secretary of Interior, Bureau of Indian Affairs, National Indian Gaming Commission and the appropriate state, if required. Also, the Company has signed consulting engagement letters with two tribes to study and develop plans for Indian gaming. See Liquidity and Capital
Resources, Page 17.

The Management Agreement between the Indian tribe (the owner and operator) and Butler National Service Corporation (the manager) is the final approval document issued by the National Indian Gaming Commission ("NIGC") before Indian gaming is authorized. The Management Agreement or Contract is authorized and approved by the NIGC pursuant to the Indian Gaming Regulatory Act of 1988, PL 100-497, 102 Stat. 2467,25 U.S.C. 2701-2721 (sometimes referred to as "IGRA"). Before the Management Agreement is approved by the NIGC, all required contracts with other parties must be approved; including, (a) the compact with the state for class III gaming, if applicable, (b) compliance with the requirements of the National Environmental Protection Agency ("NEPA"), (c) a Tribal Gaming Ordinance approved by the NIGC, and (d) Indian land leases, if applicable approved by the Bureau of Indian Affairs ("BIA").

The management consulting engagement letters provide for advances of funds to the Indian tribes by BNSC for professional services, fees, licenses, travel, administrative costs, documentation, procedure manuals, purchases of property and equipment and other costs related to the approval and opening of an establishment. These advances are considered to be a receivable from the Tribe and to be repaid by the Tribe from the funding to open the enterprise. The ability to collect the funds related to these advances depends upon the opening of the establishment or in the alternative the liquidation of the inventory and receivable accumulated in the event the establishment is not opened. However, if the collection and/or liquidation efforts are not successful, BNSC may suffer a significant loss of asset value. See Liquidity and Capital Resources, page 17.

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

The Shawnee 206 Casino, an Indian gaming establishment, is in the land clearing and approval phase under the terms of a 1992 consulting agreement between the Shawnee Tribe, the land owner members of the Shawnee Tribe and Butler National Service Corporation. Approval of this Management Agreement is expected in calendar year 2001.

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

Temporary Services: BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas and Missouri. Currently, this Company is inactive. BTS plans to provide contract staffing for the Princess Maria establishment planned to open in 2001.

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

Backlog: Our backlog as of April 30, 2000, 1999, and 1998, was as follows:

Industry segment               2000               1999               1998
Aircraft Modifications    1,653,000          2,274,000          5,747,505
Avionics                    145,000            295,000            173,174
Monitoring Services         362,238            504,736          1,124,191
Corporate                    47,500               -                  -
       Total backlog     $2,207,738         $3,073,736         $7,044,870

Our backlog as of September 15, 2000, totaled $3,743,376; consisting of $2,889,000, $35,000, $767,126 and $52,250 respectively, for
Aircraft Modifications, Avionics, Monitoring Services, and Temporary Services. The backlog includes firm orders, which may not be completed within the next twelve months. Backlog that we expect not to be filled within the next year totals $500,000; consisting of $500,000, $0, $0, and $0. These numbers represent firm orders that may not be completed within the year. This is standard for the industry in which modifications and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed.

Our backlog in Monitoring Services increased due to our annual contract with a customer (City of Plantation) being extended to a five-year contract. Three years remain on this contract.

Employees:  We employed 62 people on April 30, 2000, compared to
59 people on April 30, 1999, and 66 people on April 30, 1998. As of September 15, 2000, we employed 66 people. None of our employees are subject to any collective bargaining agreements.

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

Financial Information about Foreign and Domestic Operations, and Export Sales: Information with respect to Domestic Operations may be found at Note 14 of Notes to Consolidated Financial
Statements for the year ended April 30, 2000, located herein at page
52.  There are no foreign operations.

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

Our Company's Aircraft Modifications Division is located at the municipal airport in Newton, Kansas, in facilities occupied under a long-term lease extending to March 31, 2003, at an annual rent of $66,000. The lease is renewable for an additional five-year term. These facilities are adequate for current and anticipated operations.

Our wholly owned subsidiary, Butler National Services, Inc. has its principal offices in Ft. Lauderdale, Florida, in facilities occupied under a three-year lease ending March 31, 2002. The annual rental is approximately $30,330. The facilities are adequate for current and anticipated operations.

Our wholly owned subsidiary, Butler National Corporation - Tempe, Arizona (formerly Woodson Avionics, Inc.), had its principal offices and manufacturing operations in Arkansas. During May 1996, the Company relocated to 4816 South Ash Avenue, Tempe, Arizona. As of January 1, 2000, the Company rents 8,300 square foot of space for $3,906 per month. The lease expires December 31, 2003. The facilities are adequate for current and anticipated operations.

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

As of September 15, 2000, there are no other known legal proceedings pending against the Company. The Company considered all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. The Company believes that the resolution of those unknown claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2000.

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

      The range of the high and low bid prices per share of the Company's common stock, for fiscal years 2000 and 1999, as reported by NASDAQ, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

                       Year Ended April 30, 2000    Year Ended April 30, 1999

                          High           Low           High           Low

First Quarter            23/32           1/8            3/4           3/8
Second Quarter            3/16         7/128            5/8           3/8
Third Quarter              1/8          3/64            3/4          5/16
Fourth Quarter           19/64          7/64           9/16         15/64

(b) Holders: The approximate number of holders of record of the Company's common stock, as of September 15, 2000, was 2,900.

(c) Dividends: The Company has not paid any cash dividends on its common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.


SECURITIES CONVERTIBLE TO COMMON STOCK:

As of September 15, 2000, the status of the convertible securities issued is as follows:


Convertible Security     Face Value     Conversion      Equivalent Common
                         Outstanding    Discount        Shares at Market
                                        Percent         Price of $0.115 per
                                                        Common Share

Debenture               $    273,000      20%            2,967,391

Class B Preferred       $    283,500      30%            3,521,739

         Total          $    556,500                     6,489,130


Item 6.  SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and with the Consolidated Financial Statements and related Notes included elsewhere in the report.



                                         Year Ended April 30
                                (In thousands except per share date)

                                                          2000
Net Sales                                               $4,606
Income (Loss) from Continuing Operations                (1,136)
Income (Loss) from/on Discontinued Operations              -
Net Income (Loss)                                      ($1,136)

Basic Per Share
Income (Loss) from Continuing Operations                $(0.06)
Income (Loss) from/on Discontinued Operations              -
Net Income (Loss)                                       $(0.06)


Selected Balance Sheet Information
Total Assets                                           $10,272
Long-term Obligations (excluding current maturities)   $ 2,940

Cash dividends declared per common share                  None


                                                          1999

Net Sales                                               $6,612
Income (Loss) from Continuing Operations                  (282)
Income (Loss) from/on Discontinued Operations           (1,698)
Net Income (Loss)                                      ($1,980)


Basic Per Share
Income (Loss) from Continuing Operations                $(0.03)
Income (Loss) from/on Discontinued Operations            (0.14)
Net Income (Loss)                                       $(0.17)

Selected Balance Sheet Information
Total Assets                                           $11,729
Long-term Obligations (excluding current maturities)   $ 3,065

Cash dividends declared per common share                  None

                                                          1998
                                                       (Restated)

Net Sales                                               $5,456
Income (Loss) from Continuing Operations                   399
Income (Loss) from/on Discontinued Operations              269
Net Income (Loss)                                       $  668

Basic Per Share
Income (Loss) from Continuing Operations               $  0.03
Income (Loss) from/on Discontinued Operations            (0.03)
Net Income (Loss)                                      $  0.00

Selected Balance Sheet Information
Total Assets                                          $ 10,870
Long-term Obligations (excluding current maturities)  $  1,926

Cash dividends declared per common share                  None

                                                          1997
                                                      (Restated)

Net Sales                                             $  4,062
Income (Loss) from Continuing Operations                  (575)
Income (Loss) from/on Discontinued Operations             (688)
Net Income (Loss)                                      $(1,263)

Basic Per Share
Income (Loss) from Continuing Operations              $  (0.06)
Income (Loss) from/on Discontinued Operations            (0.07)
Net Income (Loss)                                     $  (0.13)

Selected Balance Sheet Information
Total Assets                                          $ 10,070
Long-term Obligations (excluding current maturities)  $  1,541

Cash dividends declared per common share                  None

                                                          1996
Net Sales                                               $3,653
Income (Loss) from Continuing Operations                  (658)
Income (Loss) from/on Discontinued Operations              802
Net Income (Loss)                                      $   144

Basic Per Share
Income (Loss) from Continuing Operations               $ (0.07)
Income (Loss) from/on Discontinued Operations             0.09
Net Income (Loss)                                      $  0.02

Selected Balance Sheet Information

Total Assets                                          $  8,261
Long-term Obligations (excluding current maturities)  $     57

Cash dividends declared per common share                  None



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Results of Operations

The Company has restated its financial statements for April 30, 1998 and 1997. These financial statements were restated primarily as a result of two errors as follows:

Beneficial Conversion Features: The Company issued convertible preferred stock on December 16, 1997, which contained beneficial conversion features. Those features allow the holder of the security to convert the preferred stock into the Company's common stock at 70% of the common stock bid price (the average of the ending common stock price bid five days prior to issuance of the preferred stock or the ending common stock bid price 45 days after issuance of the preferred stock). The financial statements for the period ended April 30, 1998, have been restated to reflect accounting recognition of the value attributable to this beneficial conversion feature as a deemed dividend and an increase to capital contributed in excess of par of $650,000.

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


Fiscal 2000 compared to restated fiscal 1999

The Company's sales for fiscal 2000 were $4,606,809, a decrease of 30.3% from fiscal 1999 sales of $6,612,121. Discussion of specific changes by operation follows.

Aircraft Modification: Sales from the Aircraft Modifications business segment decreased 40.4%, from $5,217,138 in fiscal 1999, to $3,130,835 in 2000. This segment had an operating loss of $667,939 in 2000, compared to $315,291 profit in 1999. Primarily product sales decreased from 1999 due to the efforts to produce a new Supplemental Type Certificates ("STC").

As previously noted on page 4, (Item 1. Business), on May 3, 1996 the Company subsidiary, Avcon Industries, Inc., received approval from the Federal Aviation Administration of a Supplemental Type
Certificate (no. ST00432WI) for its AVCON FIN Modification for installation on Learjet Model 35 and 36 Aircraft. The STC authorizes Avcon to build the required parts and assemblies and to perform the installations on applicable customer-owned Learjets. The Company believes the potential market for fin installations to be approximately 1,000 aircraft and that approximately 500 fin installations will be performed over the next several years. The Company plans to market the fin installation with related options. The installed package price for eleven AVCON FIN packages installed in fiscal 2000 averaged approximately $150,000 per aircraft.

Switching Units: Sales from the Avionics Switching Unit business segment decreased 41%, from $465,830 in fiscal 1999, to $274,335 in fiscal 2000. Sales to the major OEM customer decreased 67% due to the phase out schedule of this type of aircraft. Sales for aircraft repair and refurbishment increased 4%, from fiscal 1999 to fiscal 2000.
Operating profits decreased from ($46,370) in fiscal 1999 to ($68,797) in fiscal 2000. Management expects this business segment to continue to be stable in future years due to the additional orders the Company has received.

SCADA Systems and Monitoring Services:  Revenue from
Monitoring Services increased from $929,153 in fiscal 1999 to $1,118,081 in fiscal 2000, an increase of 20%. During fiscal 2000, the Company maintained a relatively level volume of long-term contracts with municipalities. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. The Company's contracts with its two largest customers have been renewed for fiscal 2001. An operating loss of $5,836 in Monitoring Services was recorded in fiscal 2000, compared to fiscal 1999 operating profit of $14,809.

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


Management Services
                             -General-

The Company has advanced and invested a total of $7,999,022 in land, land improvements, professional design fees and other consulting and legal costs related to the development of Indian Gaming facilities. Included in these advances and investments are lands and other areas located adjacent to residential developments. The Company believes that these tracts could be developed and sold for residential and commercial use, other than Indian gaming, if the gaming enterprises do not open. Additional improvements, including access roads, water and sewer services, etc. are planned for these lands. After these improvements, these lands may be sold in small tracts. This would allow the Company to recover the majority, if not all, of the land investments and other gaming costs.


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

The total advances and investment related to the Princess Maria at April 30, 2000, was $780,431. This amount is net of a reserve of $1,413,511, which represents the current net realizable value of the advanced receivable.

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

As a part of the Management Contract approved by the NIGC on January 14, 1997 between the Company's wholly owned subsidiary, Butler National Service Corporation and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the "Tribes"), the Company agreed to loan the Tribes $3,500,000 at two percent (2%) over prime, to be repaid over five (5) years, for the construction and operation of the Stables gaming establishment. The Company declared a dividend in May 1999, of all of the shares of BNSC. The note payable to Miller & Schroeder is a liability of BNSC. An offsetting ($1,607,642) note receivable from the Tribes is an asset of BNSC. At April 30, 2000, the Company has a $1,283,625 note receivable for Indian gaming development. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building.


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

The total advances and investment related to Shawnee Reserve No.
206 at April 30, 2000, was $799,725. This amount is net of a reserve of $849,222, which represents the current net realizable value of the advanced receivable.


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

The total advances and investment related to Modoc Tribe at April 30, 2000, was $148,336. This amount is net of a reserve of $337,436, which represents the current net realizable value of the advanced receivable.


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

The total advances and investment related to Other Gaming at April 30, 2000, was $18,112. This amount is net of a reserve of $58,324 which represents the current net realizable value of the advanced receivable.

Selling, General and Administrative (SG&A):  Expenses decreased
$4,072 (.3%) in fiscal year 2000. These expenses were $1,661,584, or 36.1% of revenue, in fiscal 2000, and $1,665,656, or 25.2% of revenue in fiscal 1999.

Other Income (Expense): Other expense decreased from $57,317 in fiscal 1999 to $33,944 in fiscal 2000. This decrease is a result of increased interest revenue from the Stables gaming contract.

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

Other Income (Expense): Other expense decreased from $235,880 in fiscal 1998 to $ 57,317 in fiscal 1999. This decrease is a result of increased interest income from the Stables gaming contract.

Liquidity and Capital Resources

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $615,174 at April 30, 2000, and $471,575 at April 30, 1999.

The Company's unused line of credit at April 30, 2000 was $84,826.
As of September 15, 2000, the Company's unused line of credit was $2,000. The Company's line of credit is $700,000. The interest rate on the Company's line of credit is prime plus two as of September 15, 2000, the interest rate is 11.5%.

The Company plans to continue using the promissory notes-payable to fund working capital. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 2001. The extensions of the promissory notes-payable is consistent with prior years. If the Bank were to demand repayment of the notes-payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

The Company does not, as of April 30, 2000, have any material commitments for other capital expenditures other than the Management segment's requirements under the terms of the Indian gaming Management Agreements. These requirements are further described in this section.

Depending upon the development schedules, the Company will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available as well as additional funds, for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

Analysis of Cash Flow

During fiscal 2000, the Company's cash position decreased by $4,833.
A majority of the cash flow in fiscal 2000 is due to the proceeds of the outside loans.

Operating Activities: Modification customer's deposits increased approximately $38,359 from the sales of new projects. These funds are fully earned upon completion of the projects. Inventories increased $1,004,443 because of a purchase of an aircraft financed through the aircraft floor plan.

Investing Activities: The $486,726 decrease in the note receivable are advances under the note from the Miami and Modoc tribes for funding to the Stables bingo facility which was completed in fiscal 1999.

The remaining cash used in investing activities is due to the use of approximately $57,458 related to the development of Indian gaming; approximately $52,264 to purchase tooling and equipment at Modifications and Services, and approximately $82,500 was used in the completion of STC's at Modification.

Changing Prices and Inflation

The Company did not experience any significant pressure from inflation in 2000.

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

                                 Expected Maturity Date
                                 (Dollars in thousands)

                      2001     2002     2003     2004    2005    Total   Fair
                                                                         Value

Assets
Note receivable:

 Variable rate    $   347   $   383    $ 428    $ 125   $  -     $1,283 $1,283

 Average
  interest rate     11.0%     11.0%    11.0%    11.0%   11.0%     11.0%  11.0%

Liabilities
Long-term debt:

 Variable rate    $   375   $   345    $ 1,488  $ 230   $ 218    $2,656 $2,656

 Average
  interest rate     11.0%     11.0%      11.0%  11.0%   11.0%     11.0%  11.0%


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Financial Statements of the Registrant are set forth on pages 30 through 50 of this report.


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

Name of Nominee and Director and Age:
Clark D. Stewart (60)

Served Since:
1989

Principal Occupation for Last Five Years and Other Directorships:
President of the Company from September 1, 1989 to present.
President of Tradewind Systems, Inc. (consulting and computer sales) 1980 to present; Executive Vice President of RO Corporation
(manufacturing) 1986 to 1989; President of Tradewind Industries, Inc. (manufacturing) 1979 to 1985.

Name of Nominee and Director and Age:
R. Warren Wagoner (48)

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

Name of Nominee and Director and Age:
William E. Logan (62)

Served Since:
1990

Principal Occupation for Last Five Years and Other Directorships:
Vice President and Treasurer of WH of KC, Inc. (Wendy's franchisee) June, 1984 to present. Vice President and Treasurer of Valley Foods Services, Inc. (wholesale food distributor) June, 1988 to April, 1993. Professional practice as a Certified Public Accountant 1965 to 1984.

Name of Nominee and Director and Age:
William A. Griffith (53)

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

Name of Nominee and Director and Age:
David B. Hayden (54)

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


The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of shareholders and at special meetings held during the year. The executive officers are as follows:


Name                  Age        Position

R. Warren Wagoner      48        Chairman of the Board of Directors

Clark D. Stewart       60        President and Chief Executive Officer

Larry W. Franke        56        President of Avcon Industries, Inc.,
                                 a wholly-owned subsidiary of the Company

Jon C. Fischrupp       60        President of Butler National Services, Inc.,
                                 a wholly-owned subsidiary of the Company

Robert E. Leisure      45        Chief Financial Officer

William A. Griffith    53        Secretary


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


Item 11.  EXECUTIVE COMPENSATION

SUMMARY

The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (determined as of the end of the last fiscal year) for the fiscal years ended April 30, 2000, 1999 and 1998:

                       SUMMARY COMPENSATION TABLE

Name and Principal Position:  Clark D. Stewart, President and CEO, Director

Annual Compensation Year:  2000

Salary ($):  237,986

Bonus ($):  0

Other Annual Compensation ($):  0

Long Term Compensation

Awards
Restricted Stock Award(s) ($):  0

Securities Underlying Options (#) (1):  575,000

Payouts
LTIP Payouts ($):  0

All Other Compensation ($):  0

Name and Principal Position:  Clark D. Stewart, President and CEO, Director

Annual Compensation Year:  99

Salary ($):  218,743

Bonus ($):  0

Other Annual Compensation ($):  0

Long Term Compensation

Awards
Restricted Stock Award(s) ($):  0

Securities Underlying Options (#) (1):  (820,000)

Payouts
LTIP Payouts ($):  0

All Other Compensation ($):  0

Name and Principal Position:  Clark D. Stewart, President and CEO, Director

Annual Compensation Year:  98

Salary ($):  226,997

Bonus ($):  0

Other Annual Compensation ($):  0

Long Term Compensation

Awards
Restricted Stock Award(s) ($):   0

Securities Underlying Options (#) (1):  1,050,000

Payouts
LTIP Payouts ($):  0

All Other Compensation ($):  0


  (1) Represents options granted or (cancelled) pursuant to the Company's Nonqualified Stock Option Plans 575,000 in 2000; (820,000) in 1999; and 1,050,000 in 1998.

OPTION GRANTS, EXERCISES AND HOLDINGS

The following table provides further information concerning grants of stock options pursuant to the 1989 Nonqualified Stock Option Plan during the fiscal 2000 year to the named executive officers:

                  OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

Name and Position:  Clark D. Stewart

Number of Securities Underlying Options Granted (#):  575,000

Percent of Total Options Granted to Employees in Fiscal Year:  13.7%

Exercise or Base Price ($/Sh):  .0625 to .25

Expiration Date:  11/01/2010

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

Number of Securities Underlying Unexercised Options at FY-End (#)
Exercisable/Unexercisable:  1,975,000/0

Value of Unexercised In-the-Money Options at  FY-End ($)
Exercisable/Unexercisable:  0/0

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

During fiscal 2000, the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $92,374. William A. Griffith, who is a director for the Company, is a principal at Griffith & Associates. It is anticipated that Griffith & Associates will continue to provide services for the Company.

During fiscal 2000, the Company paid consulting fees of approximately $0 to Mr. Logan for business consulting services. It is anticipated that Mr. Logan will continue to provide services for the Company. Mr. Logan was granted an option to purchase 500,000 shares of common stock at an exercise price of $0.50 per share on November 2, 1998. Mr. Logan exercised this option by agreeing to provide consulting services to the Company for an additional three years without receiving any further cash payments other than for out of pocket expenses. The cost of the consulting services are charged to various projects including advances under the Indian consulting agreements.

During fiscal 2000, the consulting firm of Butler Financial Corporation was paid for business consulting services rendered to the Company in the approximate amount of $80,000. R. Warren Wagoner, who is a director for the Company, is a principal at Butler Financial
Corporation. It is anticipated that Butler Financial Corporation will continue to provide services for the Company.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, with respect to the Company's common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company's voting securities as of September 15, 2000.


Name and Address of Beneficial Owner:  Clark D. Stewart
                                       19920 West 161st Street
                                       Olathe, KS  66062

Amount and Nature of Beneficial Ownership (1):  2,714,420(2)

Percent of Class:  7.51%

(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power.

(2) Includes 1,975,000 shares which may be acquired by Mr. Stewart pursuant to the exercise of stock options which are exercisable.


The following table sets forth, with respect to the Company's common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of April 30, 2000.

Name of                       Amount and Nature of
Beneficial Owner              Beneficial Ownership(1)       Percent of Class

Larry B. Franke                            320,600(6)              .9%
William A. Griffith                        533,700(5)             1.5%
David B. Hayden                            547,500(7)             1.5%
William E. Logan                         1,235,000(3)             3.4%
Clark D. Stewart                         2,714,420(2)             7.5%
R. Warren Wagoner                        1,175,000(4)             3.2%

All Directors and Executive Officers
as a Group (12 persons)                  7,070,981(8)            19.6%


  (1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
  (2) Includes 1,975,000 shares, which may be acquired by Mr. Stewart pursuant to the exercise of stock options, which are exercisable.
  (3) Includes 685,000 shares, which may be acquired by Mr. Logan pursuant to the exercise of stock options which are exercisable.
  (4) Includes 1,075,000 shares, which may be acquired by Mr. Wagoner pursuant to the exercise of stock options, which are exercisable.
  (5) Includes 475,000 shares, which may be acquired by Mr. Griffith pursuant to the exercise of stock options, which are exercisable.
  (6) Includes 320,600 shares, which may be acquired by Mr. Franke pursuant to the exercise of stock options, which are exercisable.
  (7) Includes 525,000 shares, which may be acquired by Mr. Hayden pursuant to the exercise of stock options, which are exercisable.
  (8) Includes 5,590,600 shares for all directors and executive officers as a group, which may be acquired pursuant to the exercise of stock options, which are exercisable.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 11, Executive Compensation pages 23-24.  During fiscal
1996, the President and CEO, Clark D. Stewart, exercised his option to purchase 400,000 shares of the Company's common stock under the terms of the 1989 Nonqualified Stock Option Plan through a loan by the Company. During fiscal 1997, Mr. Stewart delivered to the Company 125,000 shares of common stock valued at $250,000 to the Company and made cash reductions, a total of $277,265, on the loan. The shares were purchased at prices ranging from $.70 to $1.00 per share. The largest aggregate amount of indebtedness outstanding was $359,027 during fiscal 1996. Interest was charged on the outstanding balance at the prime rate during fiscal 2000. There was not an amount outstanding at April 30, 2000.


                              PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents Filed As Part of Form 10-K Report.

  (1)  Financial Statements:


       Description                                                    Page No.

       Report of Independent Accountants                                29-30

       Consolidated Balance Sheet as of April 30, 2000 and 1999            31

       Consolidated Statements of Operations for
       the years ended April 30, 2000, 1999 and 1998 (restated)            32

       Consolidated Statements of Shareholders' Equity
       for the years ended April 30, 2000, 1999 and 1998 (restated)     33-35

       Consolidated Statements of Cash Flows for
       the years ended April 30, 2000, 1999 and 1998 (restated)            36

       Notes to Consolidated Financial Statements                       37-57


  (2)  Financial Statement Schedules:


         Schedule     Description                                     Page No.
            II.       Valuation and Qualifying Accounts and
                      Reserves for the years ended April 30,
                      2000, 1999 and 1998 (restated)                       53

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

      10.4    Agreement of Stockholder to Sell Stock dated January
              1, 1992, is incorporated by reference
              to the Company's Form 8-K filed on January 15, 1992          *

      10.5    Private Placement of Common Stock pursuant to
              Regulation D, dated December 15, 1993, is                    *
              incorporated by reference to the Company's Form 8-K filed on January 24, 1994

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

     10.16 Letter of Intent to acquire certain assets of Woodson Electronics, Inc., is incorporated by reference to Exhibit 10.16 of the Company's Form 10-
              K, as amended for the year ended April 30, 1995.             *

     10.17    Asset Purchase Agreement between the Company and
              Woodson Electronics, Inc. dated May 1,
              1996, is incorporated by reference to Exhibit 10.17 of
              the Company's Form 10-K, as amended for the year ended
              April 30, 1996.                                              *

     10.18    Non-Exclusive Consulting, Non-Disclosure and Non-
              Compete agreement with Thomas E. Woodson dated May 1,
              1996, is incorporated by reference to Exhibit 10.18
              of the Company's Form 10-K, as amended for the
              year ended April 30, 1996.                                   *

     10.19    1995 Nonqualified Stock Option Plan dated
              December 1, 1995, is incorporated by
              reference to Exhibit 10.19 of the Company's Form 10-
              K, as amended for the year ended  April 30, 1996.            *

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

        21    List of Subsidiaries                                         54

      23.1    Consent of Independent Public Accountants                    55

      23.2    Consent of Independent Public Accountants                    56

      27.1    Financial Data Schedule (EDGAR version only).
              Filed herewith.                                              *

        99 Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities
              Reform Act of 1995.                                          57

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

September 15, 2000

BUTLER NATIONAL CORPORATION


/s/ Clark D. Stewart
Clark D. Stewart, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                     Title                         Date

/s/ Clark D. Stewart
Clark D. Stewart              President, Chief              September 15, 2000
                              Executive Officer
                              and Director (Principal
                              Executive Officer)

/s/ R. Warren Wagoner
R. Warren Wagoner             Chairman of the Board         September 15, 2000
                              and Director


/s/ William A. Griffith
William A. Griffith           Director                      September 15, 2000



/s/ William E. Logan
William E. Logan              Director                      September 15, 2000


/s/ David B. Hayden
David B. Hayden               Director                      September 15, 2000


/s/ Robert E. Leisure
Robert E. Leisure             Chief Financial Officer       September 15, 2000


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                           FINANCIAL STATEMENTS

                           AS OF APRIL 30, 2000

      TOGETHER WITH AUDITORS' REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Butler National Corporation:

We have audited the accompanying consolidated balance sheets of Butler National Corporation (a Delaware corporation) and Subsidiaries as of April 30, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended April 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butler National Corporation and Subsidiaries as of April 30, 2000 and 1999 and the results of their operations and cash flows for each of the two years in the period ended April 30, 2000, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II for each of the two years in the period ended April 30, 2000, is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic financial statements taken as a whole.


                                   WEAVER & MARTIN, LLC


Kansas City, Missouri,
September 15, 2000


             BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                       FINANCIAL STATEMENTS

                       AS OF APRIL 30, 1998

    TOGETHER WITH AUDITORS' REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Butler National Corporation:

We have audited the accompaning consolidated statements of operations, shareholders' equity, and cash flows of Butler National Corporation (a Delaware Corporation) for the year ended April 30, 1998 (restated - See Note 1). The financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Butler National Corporation and Subsidiaries, for the year ended April 30, 1998, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II for the year ended April 30, 1998 (restated), is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic financial statements taken as a whole.



                                   ARTHUR ANDERSEN LLP


Kansas City, Missouri,
February 11, 2000



                      BUTLER NATIONAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                     as of April 30, 2000 and 1999

                                                       2000            1999
ASSETS

CURRENT ASSETS:
Cash                                                  $160,090       $164,923

Accounts receivable, net of allowance for doubtful     237,018        435,323
 accounts of $25,600 in 2000 and $68,900 in 1999

Due from affiliate                                     308,181           -

Note receivable from Indian Gaming developments        347,285        647,285

Contracts in process                                   385,500        405,937

Inventories -
    Raw materials                                    1,524,391      1,754,444
    Work in process                                    132,699        333,399
    Finished goods                                      86,428         45,188
    Aircraft                                         1,455,666        295,281
                                                   -----------      ---------
                                                     3,199,184      2,428,312

Prepaid expenses and other current assets                6,184         72,634
                                                   -----------      ---------
       Total current assets                          4,643,442      4,154,414

PROPERTY, PLANT AND EQUIPMENT:
   Land and building                                   948,089        948,089
   Machinery and equipment                           1,159,154      1,198,541
   Office furniture and fixtures                       607,736        585,968
   Leasehold improvements                                4,249         33,959
                                                   -----------      ---------
       Total cost                                    2,719,228      2,766,557

 Accumulated depreciation                           (1,401,922)    (1,275,145)
                                                   -----------      ---------
                                                     1,317,306      1,491,412

SUPPLEMENTAL TYPE CERTIFICATES                       1,397,967      1,392,611

INDIAN GAMING:

Note receivable from Indian Gaming                     936,340      2,730,708

Advances for Indian Gaming Developments              1,780,094      1,722,636
  (net of reserves of $2,718,928)
                                                    ----------     ----------
Total Indian Gaming                                  2,716,434      4,453,344

OTHER ASSETS                                           196,837        236,910
                                                    ----------     ----------
Total assets                                       $10,271,986    $11,728,691
                                                    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY                     2000           1999

CURRENT LIABILITIES:

Bank overdraft payable                             $    76,234    $   119,942

Promissory notes payable                               615,174        471,575

Current maturities of long-term debt and               375,480        701,345
 capital lease obligations

Accounts payable                                       735,237        919,087

Customer deposits                                      620,673        582,314

Accrued liabilities -
  Compensation and compensated balances                137,496         99,190
  Other                                                 91,481         69,850
                                                    ----------     ----------
     Total current liabilities                       2,651,775      2,963,303

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,        2,939,821      3,064,639
 NET OF CURRENT MATURITIES

CONVERTIBLE DEBENTURES                                 273,000        650,000

COMMITMENTS AND CONTINGENCIES
                                                    ----------      ---------
     Total liabilities                               5,864,596      6,677,942

SHAREHOLDERS' EQUITY:

Preferred stock, par value $5
 Authorized, 200,000 shares, all classes
 $1,000 Class A, 9.8%, cumulative if earned,
   liquidation and redemption value $100,
   no shares issued and outstanding                      -               -
 $1,000 Class B, 6%, convertible cumulative
   liquidation and redemption value $1,000
   issued and outstanding, 283.5 shares in 2000
   and 693 shares in 1999                              112,136        313,603

Common stock, par value $.01:
 Authorized, 40,000,000 shares
 issued and outstanding 27,181,828 shares
 in 2000 and 15,212,087 in 1999                        271,818        152,121

Capital contributed in excess of par                 9,558,549      8,981,048

Treasury stock at cost (600,000 shares)               (732,000)      (732,000)

Retained deficit (deficit of $11,938,813            (4,803,113)    (3,664,023)
 eliminated October 31, 1992)
                                                    ----------     ----------
     Total shareholders' equity                      4,407,390      5,050,749

Total liabilities and shareholders' equity'        $10,271,986    $11,728,691
                                                   ===========    ===========

  The accompanying notes are an integral part of these financial statements

              BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED APRIL 30, 2000, 1999 AND 1998

                                   2000               1999              1998
                                                                  (As Restated
                                                                   See Note 1)
NET SALES                     $  4,606,809      $  6,612,121     $  5,456,106

COST OF SALES                    4,047,353         5,170,862        2,727,656
                                ----------        ----------       ----------
                                   559,456         1,441,259        2,728,450

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES         (1,661,584)       (1,665,656)      (2,073,756)
                                ----------        ----------       ----------
Operating income (loss)         (1,102,128)         (224,397)         654,694

OTHER INCOME (EXPENSES)

 Interest expense                 (199,436)         (238,519)        (255,004)
 Interest revenue                  165,492           201,928            3,584
 Other                                -              (20,726)          15,540
                                ----------        ----------       ----------
 Other expense                     (33,944)          (57,317)        (235,880)
                                ----------        ----------       ----------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS BEFORE
 TAXES                          (1,136,072)         (281,714)         418,814

PROVISION FOR INCOME TAXES
 FROM CONTINUING OPERATIONS           -                 -             (19,880)

                                ----------        ----------       ----------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS          (1,136,072)         (281,714)         398,934

DISCONTINUED OPERATIONS

 Income (loss) from
  discontinued operations
  net of taxes                        -           (1,698,379)         293,184

 Loss on discontinued
  operations net of taxes             -                 -             (23,965)
                               -----------        -----------      ----------
Total discontinued operations         -           (1,698,379)         269,219
                               -----------        -----------      ----------
NET INCOME (LOSS)               (1,136,072)       (1,980,093)         668,153

DEEMED DIVIDEND ASSOCIATED
 WITH BENEFICIAL CONVERSION
 FEATURE OF PREFERRED STOCK           -                 -            (650,000)

DIVIDENDS TO PREFERRED
 STOCKHOLDERS                         -              (54,398)            -
                               -----------        -----------      ----------
NET INCOME (LOSS) AVAILABLE
 TO COMMON SHAREHOLDERS       $ (1,136,072)     $ (2,034,491)    $     18,153
                               ===========        ===========      ==========
BASIC EARNINGS (LOSS) PER
 COMMON SHARE

Continuing operations         $      (0.06)     $      (0.03)    $      (0.03)

Discontinued operations                -               (0.14)            0.03
                               -----------        -----------      ----------
                              $      (0.06)     $      (0.17)    $       0.00
                               ===========        ===========      ==========
Shares used in per share
 calculation                    18,634,447        11,845,875        9,418,330
                               ===========        ===========      ==========
DILUTED EARNINGS (LOSS)
 PER COMMON SHARE

Continuing operations         $      (0.06)     $      (0.03)    $      (0.03)

Discontinued operations                -               (0.14)            0.03
                               -----------        -----------      ----------
                              $      (0.06)     $      (0.17)    $       0.00
                               ===========        ===========      ==========
Shares used in per share
 calculation                    18,634,447        11,845,875        9,418,330
                               ===========        ===========      ==========

  The accompanying notes are an integral part of these financial statements.



                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED APRIL 30, 2000, 1999, AND 1998

                                                Preferred       Common
                                                  Stock         Stock
Balance, April 30, 1997                         $2,000,000      $   95,242

  Reduction in note receivable
   from stock purchase agreement

  Acquisition of treasury stock

  Retirement of $100 Class A
   preferred treasury stock                     (2,000,000)

  Exercise of stock warrants                                        1,135

  Issuance of stock - Other                                         2,970

  Issuance of $1,000 Class B                     1,315,959          6,416
   preferred stock-Private Offering

  Conversions to common stock                     (809,125)        10,967
  Value associated with beneficial
   conversion feature of conv. debt

  Deferred service contracts

  Amortization of service contracts

  Utilization of net operating losses

  Net income

  Deemed dividend associated with
   beneficial conversion feature of
   preferred stock
                                                 ---------       ---------
Balance, April 30, 1998                         $  506,834      $  116,730
                                                 =========       =========
                                                                Note
                                                Capital         Receivable
                                                Contributed     Arising
                                                in Excess of    From Stock
                                                Par and         Purchase
                                                Warrants        Agreements

Balance, April 30, 1997                         $ 6,109,425     $   (81,762)

  Reduction in note receivable                                       44,115
   from stock purchase agreement

  Acquisition of treasury stock

  Retirement of $100 Class A
   preferred treasury stock

  Exercise of stock warrants                         89,765

  Issuance of stock - Other                         233,133
  Issuance of $1,000 Class B                        385,481
   preferred stock-Private Offering

  Conversions to common stock                       798,158

  Value associated with beneficial                  650,000
   conversion feature of conv. debt

  Deferred service contracts

  Amortization of service contracts

  Utilization of net operating losses

  Net income

  Deemed dividend associated with
   beneficial conversion feature of
   preferred stock
                                                  ---------      ---------
Balance, April 30, 1998                         $ 8,265,962    $   (37,647)
                                                  =========      =========
                                                Shares
                                                Issued for      Treasury
                                                Future          Stock
                                                Services        (Preferred)
Balance, April 30, 1997                         $  (263,438)    $(2,000,000)

  Reduction in note receivable
   from stock purchase agreement

  Acquisition of treasury stock

  Retirement of $100 Class A                                      2,000,000
   preferred treasury stock

  Exercise of stock warrants

  Issuance of stock - Other
  Issuance of $1,000 Class B
   preferred stock-Private Offering

  Conversions to common stock

  Value associated with beneficial
   conversion feature of conv. debt

  Deferred service contracts                       (101,250)

  Amortization of service contracts                  77,864

  Utilization of net operating losses

  Net income

  Deemed dividend associated with
   beneficial conversion feature of
   preferred stock
                                                  ---------      ----------
Balance, April 30, 1998                         $  (286,824)   $      -
                                                  =========      ==========

                                                Treasury        Retained
                                                Stock           Earnings
                                                (Common)        (deficit)

Balance, April 30, 1997                         $  (337,240)    $(1,703,973)

  Reduction in note receivable
   from stock purchase agreement
                                                   (732,000)
  Acquisition of treasury stock

  Retirement of $100 Class A
   preferred treasury stock

  Exercise of stock warrants

  Issuance of stock - Other
  Issuance of $1,000 Class B
   preferred stock-Private Offering

  Conversions to common stock

  Value associated with beneficial
   conversion feature of conv. debt

  Deferred service contracts

  Amortization of service contracts

  Utilization of net operating losses                                56,287

  Net income                                                        668,153

  Deemed dividend associated with                                  (650,000)
   beneficial conversion feature of
   preferred stock
                                                 ----------     ----------
Balance, April 30, 1998                         $(1,069,240)   $(1,629,533)
                                                 ==========     ==========

                                                               Total
                                                               Shareholders'
                                                               Equity
Balance, April 30, 1997                                         $ 3,818,254

  Reduction in note receivable                                       44,115
   from stock purchase agreement

  Acquisition of treasury stock                                    (732,000)

  Retirement of $100 Class A                                           -
   preferred treasury stock

  Exercise of stock warrants                                         90,900

  Issuance of stock - Other                                         236,103
  Issuance of $1,000 Class B                                      1,707,856
   preferred stock-Private Offering

  Conversions to common stock                                          -

  Value associated with beneficial                                  650,000
   conversion feature of conv. debt

  Deferred service contracts                                       (101,250)

  Amortization of service contracts                                  77,864

  Utilization of net operating losses                                56,287

  Net income                                                        668,153

  Deemed dividend associated with                                  (650,000)
   beneficial conversion feature of
   preferred stock
                                                                 ----------
Balance, April 30, 1998                                         $ 5,866,282
                                                                 ==========

  The accompanying notes are an integral part of these financial statements


                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED APRIL 30, 2000, 1999, AND 1998

                                                Preferred       Common
                                                  Stock         Stock
Balance, April 30, 1998                         $  506,834      $  116,730

  Reduction in note receivable
   from stock purchase agreement

  Retirement of treasury stock                                      (1,750)

  Conversions to common stock                     (193,231)         12,580

  Issuance of stock - Other                                         23,532

  Transfer of service contracts to
   advances for Indian Gaming
   developments

  Amortization of service contracts

  Dividends of Preferred Stock paid                                  1,029
   by issuing common stock
                                                 ---------       ---------
Balance, April 30, 1999                         $  313,603      $  152,121
                                                 =========       =========

                                                                Note
                                                Capital         Receivable
                                                Contributed     Arising
                                                in Excess of    From Stock
                                                Par             Purchase
                                                                Agreements

Balance, April 30, 1998                         $ 8,265,962    $   (37,647)

  Reduction in note receivable                                      37,647
   from stock purchase agreement

  Retirement of treasury stock                    (335,490)

  Conversions to common stock                      180,651

  Issuance of stock - Other                        816,556

  Transfer of service contracts to
   advances for Indian Gaming
   developments

  Amortization of service contracts

  Dividends of Preferred Stock paid                53,369
   by issuing common stock
                                                 ---------       ----------
Balance, April 30, 1999                         $8,981,048      $     -
                                                 =========       ==========


                                                Shares
                                                Issued for      Treasury
                                                Future          Stock
                                                Services        (common)
Balance, April 30, 1998                         $  (286,824)   $(1,069,240)

  Reduction in note receivable
   from stock purchase agreement

  Retirement of treasury stock                                     337,240

  Conversions to common stock

  Issuance of stock - Other

  Transfer of service contracts to                185,573
   advances for Indian Gaming
   developments

  Amortization of service contracts               101,251

  Dividends of Preferred Stock paid
   by issuing common stock
                                                 ----------      ---------
Balance, April 30, 1999                         $    -          $ (732,000)
                                                 ==========      =========


                                                Retained          Total
                                                Earnings       Shareholders'
                                                (deficit)         Equity
Balance, April 30, 1998                         $(1,629,533)   $ 5,866,282

  Reduction in note receivable                                      37,647
   from stock purchase agreement

  Retirement of treasury stock                                        -

  Conversions to common stock                                         -

  Issuance of stock - Other                                        840,088

  Transfer of service contracts to                                 185,573
   advances for Indian Gaming
   developments

  Amortization of service contracts                                101,251

  Dividends of Preferred Stock paid               (54,397)            -
   by issuing common stock

  Net loss                                     (1,980,093)      (1,980,093)
                                                ---------        ---------
Balance, April 30, 1999                       $(3,664,023)    $  5,050,749
                                                =========        =========


  The accompanying notes are an integral part of these financial statements



                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED APRIL 30, 2000, 1999, AND 1998

                                                Preferred       Common
                                                  Stock         Stock
Balance, April 30, 1999                         $  313,603      $  152,121

  Conversion to common stock                     (201,467)          51,393

  Issuance of stock - Other                                         18,709

  Conversion of Convertible                                         49,595
   Debentures

  Dividends on Common Stock paid

  Net loss
                                                 ---------       ---------
Balance, April 30, 2000                         $  112,136      $  271,818
                                                 =========       =========

                                                Capital
                                                Contributed     Treasury
                                                in Excess of    Stock
                                                Par             (common)

Balance, April 30, 1999                         $8,981,048      $ (732,000)

  Conversion to common stock                      150,074

  Issuance of stock - Other                       100,022

  Conversion of Convertible                       327,405
   Debentures

  Dividends on Common Stock paid

  Net loss
                                                 ---------       ---------
Balance, April 30, 2000                         $9,558,549      $ (732,000)
                                                 =========       =========

                                                Retained          Total
                                                Earnings       Shareholders'
                                                (deficit)         Equity

Balance, April 30, 1999                       $(3,664,023)      $5,050,749

  Conversion to common stock                                          -

  Issuance of stock - Other                                        118,731

  Conversion of Convertible                                        377,000
   Debentures

  Dividends on Common Stock paid                   (3,018)          (3,018)

  Net loss                                      (1,136,072)     (1,136,072)
                                                 ---------       ---------
Balance, April 30, 2000                        $(4,803,113)    $ 4,407,390
                                                 =========       =========


  The accompanying notes are an integral part of these financial statements


             BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED APRIL 30, 2000, 1999 AND 1998

                                        2000           1999            1998
                                                                  (As Restated
                                                                   See Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                    $(1,136,072)  $(1,980,093)   $   668,153
 Income (loss) from discontinued
  operations                                -       (1,698,379)       269,219
                                       ---------     ---------      ---------
 Income (loss) from continuing
  operations                          (1,136,072)     (281,714)       398,934
 Adjustments to reconcile
  net income (loss) to net cash
  provided by (used in) operations -
  Depreciation                           226,370       223,157        147,228
  Amortization                            77,144       167,316        408,106
  Provision for obsolete inventories     233,571          -              -
  Amortization of shares issued for
   future services                          -          101,251         77,864
  Noncash services and benefit plan
   contributions                         118,731       540,088         91,353
  Dividend of Subsidiary stock            (3,018)         -            56,287

Changes in assets and liabilities -
  Accounts receivable                    198,305       (22,066)      (171,811)
  Due from affiliate                    (308,181)         -              -
  Contracts in process                    20,437       145,673        572,063
  Inventories                         (1,004,443)      989,305       (667,621)
  Prepaid expenses and other current
   assets                                 66,450        48,646         83,152
  Other assets and other                  40,073       231,479        178,497
  Accounts payable                      (227,558)      338,126         98,081
  Customer deposits                       38,359        52,039       (989,760)
  Settlement agreement                      -             -           (72,000)
  Accrued liabilities                     59,937      (228,965)       (33,341)
                                       ---------     ---------      ---------
Cash provided by (used in)
 continuing operations               (1,599,895)    2,304,335        177,032
Cash provided by (used in)
 discontinued operations                    -       (1,737,379)       518,345
                                       ---------     ---------      ---------
Cash provided by (used in) operations (1,599,895)      566,956        695,377

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net                (52,264)     (221,854)      (681,335)
Advances for Indian Gaming Developments  (57,458)     (233,550)    (1,773,248)
Indian Gaming note receivable, net       486,726    (1,592,776)          -
Supplemental Type Certificates           (82,500)     (103,678)      (499,454)
                                       ---------     ---------      ---------
 Cash (provided by) used in investing    294,504    (2,151,858)    (2,954,037)
   activities

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under promissory notes    143,599      (224,143)       312,975
Proceeds from long-term debt and
 capital lease obligations             1,669,769     3,494,322        502,603
Repayments of long-term debt and
 capital lease obligations              (512,810)   (1,718,599)      (103,743)
Repayment of officer note                   -           37,647         44,115
Issuance of Class B convertible
 preferred stock                            -             -         1,315,959
Issuance of stock                           -             -            90,900
                                       ---------     ---------      ---------
 Cash provided by financing
  activities                           1,300,558     1,589,227      2,162,809
                                       ---------     ---------      ---------
NET INCREASE (DECREASE) IN CASH           (4,833)        4,325        (95,851)

CASH, beginning of year                  164,923       160,598        256,449
                                       ---------     ---------      ---------
CASH, end of year                    $   160,090   $   164,923    $   160,598
                                       =========     =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

Interest paid                        $   200,826   $   237,128    $   254,202
Income taxes paid                           -             -            16,741


  The accompanying notes are an integral part of these financial statements.



             BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          APRIL 30, 2000


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned subsidiaries, Avcon Industries, Inc., Cansas International Corporation, Butler National Engineers, Inc., Butler National Services, Inc., Butler Temporary Services, Inc., Butler National Service Corporation (for 1999 and 1998 - see note 2), Woodson Avionics, Inc. and Butler National, Inc., (collectively, The Company). Cansas International Corporation and Butler National Corporation Consulting Engineers, Inc., were inactive during the years ended April 30, 2000, 1999 and 1998. The operations of RF, Inc., a wholesale food distribution company were discontinued in April 1998. All significant intercompany transactions have been eliminated in consolidation.

Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas facility. Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, and stability enhancing modifications. Avcon also acquires airplanes, principally Learjets, to refurbish and sell. Woodson Avionics, Inc. is primarily engaged in the manufacture of airborne switching units used in Boeing McDonnell Douglas aircraft. Butler National Services is principally engaged in monitoring remote water and wastewater pumping stations through electronic surveillance. Butler National Service Corporation in 1999 and
1998 (See Note 2) and Butler Gaming division in 2000 is a management consulting and administrative services firm providing business planing and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988.

Restatement

Subsequent to the issuance of the Company's consolidated financial statements for the fiscal years ended April 30, 1998, it was determined that the reported results for 1998 were in error, primarily as follows:

The Company issued convertible preferred stock on December 16, 1997 which contained beneficial conversion features. Those features allow the holder of the security to convert the preferred stock into the Company's common stock at seventy percent (70%) of the common stock bid price (the average of the ending common stock price bid five (5) days prior to issuance of the preferred stock or the ending common stock bid price 45 days after issuance of the preferred stock). The financial statements for the period ended
April 30, 1998, have been restated to reflect the accounting recognition of the value attributable to this beneficial conversion feature as a deemed dividend and an increase to capital contributed in excess of par of $650,000.

The accounting above is consistent with the accounting requirements outlined in Topic D-60 of the Emerging Issues Task
Force (EITF), issued in March 1997, and what was agreed to by the EITF in their final deliberations for Issue 98-5 on May 20, 1999.

RF, Inc. Gain: As further discussed in Note 4, the Company settled a dispute with a former employee in June 1997, effective April 30, 1997. The Company initially recorded a net gain on the settlement of approximately $433,000 in June 1998. Costs aggregating approximately $1,054,000 that had been deferred as of April 30, 1997, more appropriately should have been recognized as period costs. The financial statements have been restated to expense these costs as part of loss from discontinued operations in fiscal 1997. In addition, the value assigned to the 600,000 shares of company stock received as part of the consideration of the settlement was reduced from $2 per share (stock price at April 30, 1997) to $1.22 per share (stock price on June 26, 1997 the date the shares were received). The net effect of this transaction on the fiscal 1998 financial statements is to change the previously reported loss from discontinued operations of $172,281 to income from discontinued operations of $269,219.

The following reflects selected financial information and the effects of the aforementioned restatements:

                                  1998                      1998
                              As previously             As reported
                                restated
Total assets                  $10,799,656               $10,870,445

Total shareholders' equity      5,861,860                 5,866,282

Total net sales                 5,546,106                 5,456,106

Income (loss) from operations

Operations                        250,012                   398,934

Discontinued operations          (172,281)                  269,219

Net income                         77,731                   668,153

Net income available for
 common shareholders               77,731                    18,153

Basic EPS                 $          0.01          $           -

Fully diluted EPS         $          0.01          $           -


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

    Included in machinery and equipment and office furniture and fixtures are capital lease items totalling $303,900 and $251,636 at April 30, 2000 and 1999 respectively.
    Accumulated amortization on capital lease items at April 30, 2000 and 1999 was $97,800 and $43,900 respectively.

d. Long-Lived Assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company determined that as of April 30, 2000, there had been no impairment in the carrying value of long-lived assets.


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

    Capitalized costs totalled approximately $4,499,022 and $4,441,564 at April 30, 2000 and April 30, 1999, respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928 in 2000 and 1999, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

    As a part of a Management Contract approved by the National Indian Gaming Commission (NIGC) on January 14, 1997, between the Company's (then) wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of
    Oklahoma and the Modoc Tribe of Oklahoma (the Tribes), the Company agreed to convert their current unsecured receivable from the Tribes to a secured note receivable with the Tribes of $3,500,000 at 2 percent over prime, to be repaid over five years, for the construction of the Stables gaming establishment and reimbursement for previously advanced funds. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building. In conjunction with the dividend of Butler National Services Corporation (BNSC) shares to Company shareholders in May, 1999 $1,607,642 of the note was an asset of BNSC and $1,770,351 was an asset of the Company. The
    Company is currently receiving payments on the note on the Stables' operation. Amounts to be received on the notes are 2001 - $347,285; 2002 - $382,800; 2003 - $428,000 and 2004 -
    $125,540.

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


                                            2000                  1999

Direct labor                     $       206,752       $       206,752
Direct materials                         187,129               187,129
Consultant costs                       1,453,920             1,371,420
Labor overhead                           326,669               326,669
                                       ---------             ---------
      Subtotal                         2,174,470             2,091,970

Less- Amortized costs                    776,503               699,359
                                       ---------             ---------
Net STC balance                  $     1,397,967       $     1,392,611
                                       =========             =========

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

i. Revenue Recognition: The Company performs aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. At April 30, 2000, there were three (3) contracts in process.

j. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options, convertible preferred, and convertible debentures have been considered in the dilutive earnings per share calculation, but not used in 2000 and 1999 because they are anti-dilutive.

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

p. Research and Development: The Company charges to operations research and devlopment costs. The amount charged in the year ended April 30, 2000 was approximately
    $539,427.

q. Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.


2.  DIVIDEND OF SUBSIDIARY STOCK TO SHAREHOLDERS

On May 4, 1999 the Company announced it would distribute to its shareholders the stock in the subsidiary Butler National Service Corporation (BNSC). The assets of the subsidiary totalled approximately $1,623,000 and liabilities totalled approximately $1,620,000. The distribution will be made when the filings are approved by the Security and Exchange Commission. BNSC holds a contract to manage an Indian
Gaming facility (The Stables) and will manage all Indian Gaming facilities when there is a contract between the Tribe and BNSC.

3.  DEBT:

Principal amounts of debt at April 30, 2000 and 1999, consist of the following:

Promissory Notes                                           2000           1999
Interest at prime plus 2%                           $   615,174     $  471,575
(11.0% at April 30, 2000), due
August 25, 2000, collateralized
by a first or second position
on all assets of the Company.


The Company has promissory notes in which it may borrow a maximum of $500,000 and an extension agreement allowing borrowing of $200,000. The notes matured in August, 2000, and were renewed under similar terms for another quarter. The weighted-average interest rates were 10.5% and 10% for the years ended 2000 and 1999 respectively.


Other Notes Payable and Capital Lease Obligations

Note payable, interest at prime plus 2%,             $1,619,964       $239,051
(11.0% at April 30, 2000) due May 24, 2004
collateralized by Aircraft Security Agreements.

Note payable, interest at prime plus 2%                    -         1,607,641
(11.0% at April 30, 2000) due August 1, 2003
(Note is part of BNSC - see Note 2).

Note payable, interest at prime plus 1%,               380,918         388,291
(11.0% at April 30, 2000) due March 1, 2001
collateralized by real estate.

Note payable, interest at prime plus 2%                103,000         187,000
(11.0% at April 30, 2000) collateralized by a
first or second position on all of the Company.

Note payable, interest at prime plus 2%                978,028       1,089,040
(11.0% at April 30, 2000) due May 13, 2009,
collateralized by a first or second position
of all assets of the Company.

Other Notes Payable and Capital Lease Obligations      233,391         254,961
                                                     ---------      ----------
                                                     3,315,301       3,765,984
Less: Current maturities                               375,480         701,345
                                                     ---------       ---------
                                                   $ 2,939,821      $3,064,639
                                                     =========       =========

Maturities of long-term debt and capital lease obligations are as follows:


Year Ending
 30-Apr            Amount

  2001          $   375,480
  2002              345,000
  2003            1,488,000
  2004              230,000
  2005              218,000
  Thereafter        658,821
                  ---------
                $ 3,315,301
                  =========

4.  DISCONTINUED OPERATIONS:

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

As of April 30, 1998, the operations of RF, Inc. were deconsolidated because of the Chapter 7 involuntary bankruptcy liquidation. The entire investment in RF, Inc. was written-off through the 1998 loss from discontinued operations. The assets and liabilities of RF, Inc. at April 30, 1998, were comprised of accounts receivable $716,478, inventory $359,103, other assets $44,423, bank liabilities $637,947 and other accrued liabilities $397,903.
The revenues associated with RF, Inc. for the year ended 1998 was $3,783,132.

The Company also discontinued in 1998 the operation of its retail food store, Valu Foods, Inc. The loss on discontinued operations in fiscal 1998 was $23,965 (net of tax). The loss includes anticipated legal costs, rental costs and payroll.

The bankruptcy court ruled July 20, 1999, on the bankruptcy filing of the Company. Subsequent to April 30, 1998, the bank was not allowed to immediately assume control of the collateralized assets for liquidation and as such, required the Company to pay the bank the amount due and the court costs in total, including interest, aggregating $1,089,000. An additional charge for this payment and other fees relating to RF, Inc. totalling $1,698,379 was recorded in fiscal year 1999. At April 30, 2000 the remaining notes payable (including deferred interest) totalled $978,028.

5.  CONVERTIBLE DEBENTURES:

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

On January 25, 1999, a change was made to the issuance documents changing the conditions of the conversions. The face value at the time of this agreement was $650,000 allowing $65,000 per month to be converted under the plan at a conversion price equal to eighty percent (80%) of the five (5) day average closing bid for the five (5) trading days prior to the conversion, provided, however, that if the closing price increases to $1.45 per share or more for three (3) consecutive trading days, the Holder will have the option to convert an additional 20 percent or $130,000 of outstanding principal amount of Debentures. All transactions are being handled through one broker and all activity is reported on a weekly basis. The Holders also received 325,000 three-year warrants to purchase restricted common stock at $1.45 per share, and all past and future interest payments were rescinded. At April 30, 2000, based on a bid price of $.115 of the Company stock, the number of shares the debentures could be converted into totalled 2,967,391.

6.  INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provision of the enacted tax laws. The Company has net operating loss carryforwards and cumulative temporary differences, which would result in the recognition of net deferred tax assets. A valuation allowance has been provided which reduces the net deferred tax asset to zero. At April 30, 2000, the Company had approximately $6.5 million of net operating losses, which expire in 2002 to 2014.

The tax benefit of net operating losses generated prior to the quasi reorganization in 1992 and utilized after the reorganization are reflected as additions to capital contributed in excess of par (See
Note 7).

The deferred taxes are comprised of the following components:


                                                April 30, 2000  April 30,1999

Current deferred taxes -
  Current assets                                $      429,000  $    373,000
  Current liabilities                                     -             -
                                                     ---------     ---------
        Total current deferred taxes                   429,000       373,000

Noncurrent deferred taxes -
  Non current assets                                 3,043,000     3,095,000
  Non current liabilities                             (267,000)     (309,000)
                                                     ---------     ---------
        Total non current deferred taxes             2,776,000     2,786,000

Total deferred taxes                                 3,205,000     3,159,000
Less - Valuation allowance                          (3,205,000)   (3,159,000)
                                                     ---------     ---------
        Total deferred taxes, net               $         -     $       -
                                                     =========     =========


                                                              April 30,
                                                          2000         1999

Accounts receivable reserves                    $       10,000  $    27,000
Inventory reserve                                      399,000      309,000
Net operating loss                                   2,523,000    2,575,000
Depreciation                                          (154,000)    (174,000)
Indian gaming development                              520,000      520,000
Accrued interest                                      (113,000)    (135,000)
Other                                                   20,000       37,000
                                                     ---------    ---------
        Net deferred tax items                  $    3,205,000  $ 3,159,000
                                                     =========    =========


A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

                                                 2000    1999    1998

Statutory federal income tax rate               -34.0%  -34.0%   34.0%
Changes in valuation allowances                  32.4%   33.0%  -36.7%
Beneficial conversion feature                     0.0%    0.0%    0.0%
Nondeductible expenses                            1.6%    1.0%    2.2%
State taxes                                       0.0%    0.0%    5.3%
                                                 ----    ----    ----
Effective tax rate                                0.0%    0.0%    4.8%
                                                 ====    ====    ====



7.  SHAREHOLDERS' EQUITY:

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

Common Stock Transactions

During the year ended April 30, 2000, the Company issued 134,600 shares of stock valued at $10,212 in various non-cash transactions; 1,736,302 shares valued at $108,519 were issued as the match to the Company's 401(k) plan; 5,139,345 were issued under the exchange provisions of the Preferred Stock and 4,959,494 were issued under the exchange provisions of the Convertible
Debentures.

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


Shares Issued for Future Services

In fiscal 1998, the Company issued 193,000 shares of common stock, at a value of $144,750, for professional services to be received in the future. The deferred portion of these service contracts were being recognized over the service period, (generally 24-60 months) and was reflected as a reduction in equity until such time as the services are received. Effective May 1, 1998, the unamortized balances of the issue cost of the shares issued were expensed or transferred as advances to the gaming related projects. These amounts are recoverable under the terms of the approved management agreements.

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

With the exception of 30,000 common shares owned at settlement by the Holders, sales of the previous converted common shares, 148,849 shares, plus any newly converted common shares, will be limited to the greater of $30,000 or twenty-five percent (25%) of the previous week's trading volume. The Company issued 102,396 shares of its stock valued at $54,398 in lieu of any past or future dividends. At April 30, 2000 based on a bid price of $.115 of the Company stock the number of shares the outstanding Preferred
Stock could be converted into totalled 3,521,739. All transactions are being handled through one broker and all activity is reported on a weekly basis. The Holders also received 770,000 three-year warrants to purchase restricted common stock at $1.45 per share, (subsequently adjusted to $1.16 resulting from the dividend of BNSC - see Note 2).

8.  STOCK OPTIONS AND INCENTIVE PLANS:

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



                                                 2000        1999        1998

Dividend yield                                     0%          0%          0%
Weighted average expected stock
 volatility                                     13.6%       4.50%      98.00%
Weighted average risk free interest
 rate                                           6.35%       4.78%       6.07%
Expected option lives                        10 years    10 years    10 years
Weighted average fair value per
 option                                    $      .03   $     .19   $    1.06
Pro forma expense                          $  144,730   $ 459,420   $ 565,000
Pro forma net loss                         $ (144,730)  $(459,420)  $(546,847)
Basic EPS effect                           $     (.01)  $    (.04)  $   (0.06)
Fully diluted EPS effect                   $     (.01)  $    (.04)  $   (0.06)


The following table summarizes the Option Plans.

                                                Shares          Weighted
                                                                Average Price

Oustanding at April 30, 1997                 3,157,900          $2.50
Granted                                      6,223,800           0.90
Canceled                                    (3,005,900)          2.50
                                             ---------           ----
Outstanding at April 30, 1998                6,375,800           0.90
Granted                                      2,418,000           0.50
Exercised                                     (600,000)          0.50
Canceled                                    (2,514,500)          0.90
                                             ---------           ----
Outstanding at April 30, 1999                5,679,300           0.77
Granted                                      4,195,000           0.08
Canceled                                      (299,000)          0.51
Exercised                                         -               -
                                             ---------           ----
Outstanding at April 30, 2000                9,575,300           0.38
                                             =========           ====

The prices of options were adjusted by 20% in May, 2000 resulting from the dividend of the subsidiary company to shareholders - see note 2.

The options exercised in 1999 are included in shares issued for services in Note 7 as the exercise price was exchanged for services provided by the optionholder.

9.  COMMITMENTS:

Lease Commitments

The Company leases space under operating leases with initial terms of three (3) years.
Total rental expense incurred for the years ended April 30, 2000, 1999 and 1998, was $139,000, $259,000 and $187,905,
respectively.

Minimum lease commitments under noncancelable operating leases for the next five (5) years are as follows:


        Year Ending
        30-Apr          Amount

        2001        $  144,000
        2002           142,000
        2003            92,000
        2004              -
        2005              -
        Thereafter        -

10.   CONTINGENCIES:

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

11.  RELATED-PARTY TRANSACTIONS:

During fiscal 2000 and 1999, the Company paid consulting fees of approximately $172,324 and $135,443 to board members and board member's consulting companies for business consulting services. In fiscal 1999 the Company advanced as part of the Indian Gaming Advances $350,320 to board members and board members consulting companies for business consulting services.

In fiscal 2000 the Company received administrative fees from an affiliate (BNSC - see note 2) of $318,000.

12.  401(K) SAVINGS PLAN

The Company has a defined contribution plan authorized under
Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least one year of service are eligible to participate in the plan. Employees may contribute up to twelve percent of their pre-tax covered compensation through salary deductions. The Company contributed 100 percent of every pre-tax dollar an employee contributes. Employees are 100 percent vested in the employer's contributions after five years of service. All employer contributions are tax deductible by the Company. The Company's matching contribution expense in 2000 and 1999 was approximately $108,519 and $107,300.

13.  COMMON SHARES USED IN EARNINGS PER SHARE CALCULATIONS:

The following table shows the amounts used in computing earnings per share and the effect on income and weighted average number of shares of potential dilutive common stock.

                                           2000         1999          1998
                                                                  (As Restated
                                                                   See Note 1)

Earnings (losses) available for
     Common shares                   $ (1,136,072)  $(1,980,093) $     18,153
     Convertible debentures                  -             -             -
     Preferred dividend                      -          (54,398)         -

                                        ---------     ---------     ---------
Earnings (losses) available
 for common shares after assumed     $ (1,136,072)   (2,034,491) $     18,153
 conversion of dilutive securities      =========     =========     =========

Earnings (loss) per share -
     Basic -
           Earnings from continuing
           operations                $      (0.06)  $     (0.03) $      (0.03)
           Income (loss) from/on
           discontinued operations            -           (0.14)         0.03
                                        ---------     ---------     ---------
           Earnings (loss) available
           for common shares         $      (0.06)  $     (0.17) $       0.00
                                        =========     =========     =========
Earnings (loss) per share -
     Diluted -
          Earnings from continuing
          operations                 $      (0.06)  $     (0.03) $      (0.03)
          Income (loss) from/on
          discontinued operations             -           (0.14)         0.03
                                        ---------     ---------     ---------
          Earnings (loss) available
          for common shares          $      (0.06)  $     (0.17) $       0.00
                                        =========     =========     =========
Weighted average number of
common shares used in
     Basic EPS                         18,634,447    11,845,875     9,418,330
     Per share effect of dilutive
     securities
          Convertible debenture
          securities                         -             -             -
          Convertible preferred
          securities                         -             -             -
          Options                            -             -             -

                                      ----------     ----------    ----------
Weighted number of common shares and
dilutive potential common shares
used in dilutive EPS                  18,634,447     11,845,875     9,418,330
                                      ==========     ==========    ==========

14.  INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:

Industry Segmentation

The Company's operations have been classified into six segments in 2000, 1999 and 1998.

1. Avionics - principally includes the manufacture of airborne switching units used in DC-9, DC-10, DC- 9/80, MD-80, MD-
     90 and the KC-10 aircraft.

2. Aircraft Modifications - principally includes the modification of business type aircraft from passenger to freighter configuration, addition of aerial photography capability, stability enhancing modifications for Learjets, and other modifications.

3.   Aircraft Sales - acquires and sells aircraft, principally Learjets.

4. Gaming - business management services to Indian tribes in connection with the Indian Gaming Act of 1988.

5. Monitoring Services - principally includes the monitoring of water and wastewater remote pumping stations through electronic surveillance, for municipalities and the private sector.

6. Temporary Services - provides temporary employee services for corporate clients.


Year ended April 30, 2000

                             Gaming            Avionics          Modifications

Net Sales                       -           $    274,335        $   3,130,835
Depreciation                    -                 45,689               99,009
Operating profit (loss)(a)      -               (117,658)            (667,939)
Capital Expenditures        $   57,458              -                    -
Interest, net
Loss from continuing
 operations
Income taxes
Net loss
Identifiable assets    $     3,383,232     $     485,742        $   3,747,388
                             =========        ==========            =========

                             Services          Aircraft             Corporate

Net Sales              $     1,118,081      $       -           $      83,558
Depreciation                    24,775              -                  56,897
Operating profit (loss)(a)      (5,836)             -                (310,695)
Capital Expenditures            30,495              -                  21,769
Interest, net
Loss from continuing
 operations
Income taxes
Net loss
Identifiable assets    $       235,221     $   1,455,666        $     964,737
                             =========         =========            =========

                                                               Consolidated(b)

Net Sales                                                       $   4,606,809
Depreciation                                                          226,370
Operating profit (loss)(a)                                         (1,102,128)
Capital Expenditures                                                  109,722
Interest, net                                                         (33,944)
Loss from continuing
 operations                                                        (1,136,072)
Income taxes                                                             -
                                                                    ---------
Net loss                                                        $  (1,136,072)
                                                                   ==========
Identifiable assets                                             $  10,271,986
                                                                   ==========

Year ended April 30, 1999

                             Gaming            Avionics          Modifications

Net Sales                       -           $    465,830        $   3,117,138
Depreciation                    -                 33,667              110,469
Operating profit (loss)(a)  $   52,765           (46,370)            (284,709)
Capital Expenditures         1,704,319              -                 140,034
Interest, net
Other expense
Loss from continuing
 operations
Income taxes
Loss from discontinued
 operations
Net loss
Identifiable assets    $     5,131,363     $     594,496        $   4,371,602
                             =========         =========            =========
                             Services          Aircraft             Corporate

Net Sales                   $  929,153      $  2,100,000        $        -
Depreciation                    23,851              -                  55,170
Operating profit (loss)(a)      14,809           600,000             (560,892)
Capital Expenditures            16,867              -                  64,953
Interest, net
Other expense
Loss from continuing
 operations
Income taxes
Loss from discontinued
 operations
Net loss
Identifiable assets    $       225,742     $     295,281        $   1,110,207
                             =========         =========            =========

                                                               Consolidated(b)

Net Sales                                                       $   6,612,121
Depreciation                                                          223,157
Operating profit (loss)(a)                                           (224,397)
Capital Expenditures                                                1,926,173
Interest, net                                                         (36,591)
Other expense                                                         (57,317)
Loss from continuing
 operations                                                          (281,714)
Income taxes                                                             -
Loss from discontinued
 operations                                                        (1,698,379)
                                                                    ---------
Net loss                                                        $  (1,980,093)
                                                                   ==========
Identifiable assets                                             $  11,728,691
                                                                   ==========

Year ended April 30, 1998 (Restated)

                             Gaming            Avionics          Modifications

Net Sales                       -           $    484,518        $   3,874,490
Depreciation                    -                 12,870               91,075
Operating profit (loss)(a)  $ (322,129)          146,744            1,274,320
Capital Expenditures         1,773,248              -                   8,871
Interest, net
Other income
Income from continuing
 operations
Income taxes
Income from discontinued
 operations
Net income
Identifiable assets    $     3,062,941     $   1,068,999        $   3,874,974
                             =========         =========            =========
                             Services          Aircraft             Corporate

Net Sales                   $1,097,098      $       -                    -
Depreciation                    10,831              -           $      32,453
Operating profit (loss)(a)     228,488              -                (672,729)
Capital Expenditures            23,904              -                 648,560
Interest, net
Other income
Income from continuing
 operations
Income taxes
Income from discontinued
 operations
Net income
Identifiable assets    $       135,629     $   1,816,281        $     911,621
                             =========         =========            =========

                                                               Consolidated(b)

Net Sales                                                       $   5,456,106
Depreciation                                                          147,229
Operating profit (loss)(a)                                            654,694
Capital Expenditures                                                2,454,583
Interest, net                                                        (251,420)
Other income                                                           15,540
Income from continuing
 operations                                                           418,814
Income taxes                                                           19,880
Income from discontinued
 operations                                                           269,219
                                                                   ----------
Net income                                                      $     668,153
                                                                   ----------
Identifiable assets                                             $  10,870,445
                                                                   ==========

(a) Operating expenses not specifically identifiable are allocated based upon sales, costs of sales, square footage or other factors as considered appropriate.
(b) Segment of Temporaries had no activity in the three year period ended April 30, 2000.

Major Customers: Sales to major customers (10 percent or more of consolidated sales) were as follows:


                                        2000            1999            1998

Aircraft modifications (GFD)              -              14%             16%
Monitoring services (Plantation)         14%              -              12%
Aircraft sales (Private corporation)      -              32%              -
                                         ---             ---             ---
    Total major customers                14%             56%             28%
                                         ===             ===             ===


                                                         SCHEDULE II

             BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

  FOR THE YEARS ENDED APRIL 30, 2000, 1999 AND 1998 (1998 RESTATED)


                                        Additions
                        Balance at      Charged to                     Balance
                        Beginning       Costs and                      at End
Description             of Year         Expenses        Deductions     of Year

Year ended
 April 30, 2000

Allowance for
 doubtful accounts     $    68,886     $      -        $    42,386  $   25,600

Reserve for inventory
 obsolescence               74,562         233,571            -        308,133

Reserve for loss on
 note receivable            27,327            -             27,327        -

Reserve for Indian
 gaming development      2,718,928            -                -     2,718,928

Deferred interest (1)      351,000            -             58,000     293,000

Income tax valuation
 allowance               3,159,000          46,000            -      3,205,000

Year ended
 April 30, 1999

Allowance for doubtful
 accounts              $    78,736      $     -         $   9,850   $   68,886

Reserve for inventory
 obsolescence               74,562            -              -          74,562

Reserve for loss on
 note receivable            27,327            -              -          27,327

Reserve for Indian
 gaming development      3,008,508            -           289,580    2,718,928

Deferred interest (1)         -            351,000           -         351,000

Income tax valuation
 allowance               2,699,762         459,238           -       3,159,000

Year ended
 April 30, 1998

Allowance for doubtful
 accounts               $   78,736 $          -   $          -      $   78,736

Reserve for inventory
 obsolescence               74,562            -              -          74,562

Reserve for loss on
 note receivable            27,327            -              -          27,327

Reserve for Indian
 gaming development      2,845,629        162,879            -       3,008,508

Income tax valuation
 allowance               2,518,271        237,778          56,287    2,699,762


(1) Interest to be paid as part of the note payable on discontinued operations.