Form 10-Q
period 2000-07-31
BUTLER NATIONAL CORP
filed 2000-09-19
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
           Quarterly Report Pursuant to Section 13 or 15(d) of the
    X                   Securities Exchange Act of 1934

                      For the quarter ended July 31, 2000

          Transition Report Pursuant to Section 13 or 15 (d) of the
                        Security Exchange Act  of 1934

                      For the quarter ended July 31, 2000

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


     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 31, 2000, was 27,806,828 shares.

              BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


                                  INDEX

PART I.        FINANCIAL INFORMATION:

                                                                      Page No.

     Consolidated Balance Sheets - July 31, 2000
        and April 30, 2000............................................3

     Consolidated Statements of Income - Three
        Months ended July 31, 2000 and 1999...........................4


     Consolidated Statements of Cash Flows - Three
        Months ended July 31, 2000 and 1999...........................5


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

PART II.

     OTHER INFORMATION...............................................13

     SIGNATURES......................................................14


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

ASSETS                                             7/31/00      4/30/00
                                                (unaudited)    (audited)


Current Assets:
     Cash                                          $  95,309   $ 160,090
     Accounts receivable, net of allowance for
          doubtful accounts of $18,227 at July 31,   255,327     237,018
          and $25,600 at April 30, 2000
     Note receivable from Indian Gaming development  347,285     347,285
     Due from affiliate                              163,245     308,181

     Contracts in process                             59,250     385,500
     Inventories:
          Raw materials                            1,460,647   1,524,391
          Work in process                            327,104     132,699
          Finished goods                              77,876      86,428
          Aircraft                                 1,455,666   1,455,666
                                                 -----------  ----------
                                                   3,321,293   3,199,184
      Prepaid expenses and other assets                5,536       6,184
                                                 -----------  ----------
               Total current assets                4,247,245   4,643,442

Property, Plant and Equipment:
     Land & Building                                 948,089     948,089
     Machinery and equipment                       1,159,154   1,159,154
     Office furniture and fixtures                   607,736     607,736
     Leasehold improvements                            4,249       4,249
                                                ------------  ----------
               Total cost                          2,719,228   2,719,228

     Accumulated depreciation                     (1,452,959) (1,401,922)
                                                 -----------  -----------
             Net Property, Plant                   1,266,269   1,317,306
              and equipment

Supplemental Type Certificates                     1,381,160   1,397,967

Indian Gaming:
     Note receivable from Indian Gaming
     developments                                   868,448     936,340

     Advances for Indian gaming developments
     (net of reserves of $2,718,928 at July
      31 and April 30, 2000                        1,805,887   1,780,094
               Total Indian Gaming (Long Term)     2,674,335   2,716,434

Other Assets
     Other assets                                    193,819     196,837
                                                 -----------  ----------
               Total Other Assets                    193,819     196,837

               Total assets                      $ 9,762,828 $10,271,986
                                                 ===========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY               7/31/00       4/30/00
                                                 (unaudited)    (audited)
Current Liabilities:
     Bank overdraft payable                      $   74,188     $ 76,234
     Promissory notes payable                       438,902      615,174
     Current maturities of long-term debt           547,162      375,480
     Accounts payable                               689,802      735,237
     Customer Deposits                              539,445      620,673
     Accrued liabilities -
          Compensation and compensated absences     107,853      137,496
          Other                                     196,937       91,481
                                                -----------   -----------
               Total current liabilities          2,594,289    2,651,775

Long-Term Debt, net of current maturities         2,873,087    2,939,821
Convertible debentures                              208,000      273,000
                                                  ---------    ---------
               Total liabilities                  5,675,376    5,864,596

Shareholders' equity:
     Preferred stock, par value $5:
       Authorized, 200,000 shares, all classes
       $1,000 Class B, 6%, convertible cumulative,
       liquidation and redemption value $1,000,
       issued and outstanding, 283.5 shares at
       7/31/00 & 283.5 shares at 4/30/00           112,136      112,136
     Common stock, par value $.01:
       Authorized, 40,000,000 shares
       Issued and outstanding 27,806,828 July 31,
       2000 & 27,181,828 at April 31, 2000,        278,068      271,818
       Capital contributed in excess of par      9,617,299    9,558,549
     Treasury stock, at cost (No preferred at
       7/31 & no preferred at 4/30                (732,000)    (732,000)
       and common 600,000 at 7/31 & 600,000
       at 4/30)
     Retained deficit                           (5,188,051)  (4,803,113)
      (deficit of $11,938,813 eliminated
       October 31, 1992)
                                               -----------  -----------
          Total shareholders' equity             4,087,452    4,407,390
                                               -----------  -----------
          Total liabilities and shareholders'
          equity                               $ 9,762,828  $10,271,986
                                               ===========  ===========

      The accompanying notes are an integral part of these balance sheets.


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME



                                                   THREE MONTHS ENDED
                                                        July 31,
                                                  2000             1999
                                              (unaudited)    (unaudited)


     Net sales                              $  982,586      $1,479,780

     Cost of sales                             837,423         971,009

                                      ----------------    -------------
                                               145,163         508,771

     Selling, general and
     administrative expenses                   484,921         286,345
                                      ----------------    -------------
          Operating income (loss)             (339,758)        222,426



     Other income (expense):
          Interest expense                     (83,545)        (34,491)
          Interest revenue                      36,360          44,163
          Other                                  2,005           2,181
                                      ----------------   --------------
          Other expense                        (45,180)         11,853
                                      ----------------    -------------


     Income (loss)
        from continuing operations before
        taxes                                 (384,938)        234,279


     Provision for income taxes from
        continuing operations                     -               -
                                          ------------     ------------
     Income (loss) from
        continuing operations             $   (384,938)    $   234,279
                                          ------------     -----------
        Net income (loss)                 $   (384,938)    $   234,279
                                           ===========      ==========

     Basic earnings (loss) per common share:
        Continuing operations                     (.02)           (.02)
                                            ----------      ----------
                                                 $(.02)          $(.02)


     Shares used in per share calculation   21,438,725      12,960,519

     Diluted earnings (loss) per common share
     Continuing operations                        (.02)           (.02)
                                                  ----            ----
                                                 $(.02)          $(.02)

    Shares used in per share calculation    21,438,725      12,960,519


       The accompanying notes are an integral part of these statements.


                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Three Months Ended July 31,
                                                 2000             1999
                                             (unaudited)      (unaudited)


Cash flows from operating
activities:



Net income (loss)                               $ (384,938)   $ 234,279
     Income (loss) from discontinued operations       -            -
     Income from continuing operations            (384,938)     234,279
     Adjustments to reconcile net income
      (loss) to net cash (used in) operations:

     Depreciation                                   51,037       54,461
     Amortization                                   16,808       37,247
     Other noncash expenses                           -           2,401

Changes in assets and liabilities:
     Accounts receivable                           126,627      (54,469)
     Contracts in process                          326,250      405,937
     Inventories                                  (122,109)      (2,858)
     Prepaid expenses and other current assets         648       52,076
     Other assets and other                          3,018       23,269
     Accounts payable                               37,195     (167,760)
     Customer deposits                             (81,228)    (353,860)
     Accrued liabilities                           (19,239)    (122,711)
                                               -----------  -----------
         Cash provided by (used in) operations     (45,931)     106,012
                                               -----------  -----------

Cash flows from investing activities:
     Capital expenditures, net                         -       (21,778)
     Indian Gaming Developments                      42,099     14,080
                                               ------------ ----------
          Cash used in investing activities          42,099     (7,698)

                                               -----------  ----------
Cash flows from financing activities:
     Net borrowings under promissory note            23,727    (70,841)
     Repayments of long-term debt and lease
      obligations                                   (84,676)   (64,605)
                                               ------------  ---------
          Cash provided by
          financing activities                      (60,949)   (135,446)
                                               ------------  ----------
Net increase (decrease) in cash                     (64,781)    (37,132)


Cash, beginning of period                           160,090     161,808
                                              -------------  -----------
Cash, end of period                        $         95,309   $ 124,676

Supplemental disclosures of cash flow
information:

     Interest paid                         $         83,545   $  35,764
     Income taxes paid                                -            -

       The accompanying notes are an integral part of these statements.


              BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2000 are not indicative of the results of operations that may be expected for the year ending April 30, 2001.

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

Reserves are recorded for Indian Gaming Development costs that cannot be determined whether reimbursement from the Tribes will occur. We have agreements with the Tribes to be reimbursed for all costs incurred by us to develop gaming when the facilities are constructed and opened. Because the Stables represents the only operations opened, there is uncertainty as to whether reimbursement on all remaining costs that have been reserved will occur. It is our policy therefore, to reduce the respective reserves as reimbursement from the Tribes is collected.

The Company has capitalized approximately $1,866,322 and $1,840,529 at July 31, 2000 and April 30, 2000 respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928 in fiscal year 2000 and 1999, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

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

3. Quasi Reorganization: After completing a three-year program of restructuring the Company's operation, on October 31, 1992, the Company adjusted the accumulated deficit (earned surplus benefit) to a zero balance thereby affording the Company a "fresh start." No assets or liabilities required adjustment in this process as they had been recorded at fair value. The amount of accumulated deficit eliminated as of October 31, 1992, was $11,938,813. Upon consummation of the reorganization, all deficits in the surplus accounts were eliminated against paid-in capital.

4. New Accounting Standards: The American Institute of Certified Public Accountants has issued SOP 98-5, "Reporting on the costs of start-up activities." This standard provides a change in the capitalization policy for start up costs. The standard is required for the Company's fiscal year-end 1999. The Company has evaluated this standard and concluded its adoption will have no material effect to the financial statements.

5. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options, convertible preferred, and convertible debentures have been considered in the dilutive earnings per share calculation, but not used in 2000 and 1999 because they are anti-dilutive.

6. Dividend of Subsidiary Stock to Shareholders: On May 4, 1999 the Company announced it would distribute to its shareholders the stock in the subsidiary Butler National Service Corporation (BNSC). The assets of the subsidiary totalled approximately $1,623,000 and liabilities totalled approximately $1,620,000. The distribution will be made when the filings are approved by the Security and Exchange Commission. BNSC holds a contract to manage an Indian Gaming facility (The Stables) and will manage all Indian Gaming facilities when there is a contract between the Tribe and BNSC.

7. Research and Development: The Company charges to operations research and devlopment costs. The amount charged in the quarter ended July 31, 2000 was approximately $381,828.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First quarter fiscal 2001 compared to restated first quarter fiscal 2000

Overview: Consolidated sales were $982,586 for the three months ended July 31, 2000, compared to $1,479,780 for the three months ended July 31, 1999, a
decrease of (33.5%).   Sales increased in the Avionics segment (6.1%),
increased in the Aircraft Modifications segment (44%), and decreased in the Monitoring Services segment (27.5%).

The Company recorded a net loss from continuing operations of $384,937 in the current quarter compared to a $234,279 net gain in the comparable period of fiscal 2000.

Selling, General and Administrative expenses were $484,921 for the current quarter, an increase of $198,576 from the prior year.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment decreased $443,984 (44%) from $1,009,463 in the first quarter of the prior fiscal year to $565,479 in the current first quarter of fiscal 2001. First quarter operating profit was $(195,915) in fiscal 2001 and $211,594 in fiscal 2000. Additional emphasis is being placed on the purchase, modify and resale product line to increase market share of all modification products.

Avionics: Avionics unit sales were $124,301 for the three months ended July 31, 2000 compared to $116,672 in the comparable period of the preceding year, an increase of (6.1%). The decrease resulted from reduced sales to Douglas Aircraft. Operating profits for the three months ended July 31, 2000, were $(8,480) compared to $51,354 for the three months ended July 31, 1999. The Company believes the sales volume will remain relatively stable with growth from new projects for the next few years.

SCADA Systems and Monitoring Services: Sales for the three months ended July 31, 2000 were $266,237 compared to sales of $367,181 for the comparable period of the prior year a decrease of 27.5%. Operating profit for the three months was $45,567 compared to $85,080 for the three months ended July 31, 1999. Fluctuations above the basic service business revenues are expected from quarter to quarter and year to year.

Temporary Services:   This segment did not recognize any revenue in the first
quarter of fiscal 2001 and fiscal 2000.

Management Services:
                           -General-

Indian Gaming Management(a division of Butler National Corporation): This segment received $36,334 in interest income and incurred no expenses during the current quarter.

COSTS AND EXPENSES

Operating expenses (selling, general and administrative): Expenses in the three months ended July 31, 2000, were $484,921 or 49% of sales compared to $286,345 or 19% of sales for the three months ended July 31, 1999, an increase of $198,576 or 69%.

Interest expense for the three months ended July 31, 2000, increased $49,054 from $34,491 in the first quarter of the prior year to $83,545. The Company continues to use its line of credit to maintain operations.

Other income(expense) is income of $2,005 in the quarter ended July 31, 2000, versus income of $2,181 in the quarter ended July 31, 1999.

The Company employed 69 at July 31, 2000, and 63 at July 31, 1999.

EARNINGS

The Company recorded a loss of $384,937 in the three months ended July 31, 2000. This is comparable to a profit of $234,279 (see note 2) in the three months ended July 31, 1999. Income per share is $(.02) and income per share is $(.02) for the three months ending July 31, 2000, and July 31, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $438,902 at July 31, 2000, and was $400,733 at July 31, 1999.

The Company's unused line of credit was approximately $61,098 as of July 31, 2000 and approximately $99,267 as of July 31, 1999. The interest rate on the Company's line of credit is prime plus two, as of September 15, 2000, the interest rate is 11.5%.

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

The Company was initially listed in the National Over-the-Counter market in 1969, under the symbol "BUTL". Effective June 8, 1992, the symbol was changed to "BLNL". On February 24, 1994, it was listed on the small cap market under the symbol "BUKS". The Company's common stock was delisted from the small cap category effective January 1, 1999, and is now listed in the over-the-counter (OTCBB) category.

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

Item 2. Changes in Securities
          The Company issued 625,000 shares of common stock related to the convertible debenture.

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


        (B)  Reports on Form 8-K.
             The Company filed a Form 8-K dated June 27, 2000, reporting under Item 4, the dismissal of the registrant's certifying accountant.

             The Company filed a Form 8-K dated June 30, 2000 reporting under Item 4, the Securities and Exchange Commissions auditor required response relating to the dismissal of the registrant's certifying accountant.

             The Company filed a Form 8-K dated July 11, 2000, reporting under Item 4, the engagement of the registrant's certifying accountant.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BUTLER NATIONAL CORPORATION
                                        (Registrant)


September 19, 2000               /S/ Clark D. Stewart
        Date                     Clark D. Stewart,
                                 (President and Chief Executive Officer)


September 19, 2000               /S/ Robert E. Leisure
        Date                     Robert E. Leisure
                                 Chief Financial Officer)