Form 10-Q/A
period 1999-07-31
BUTLER NATIONAL CORP
filed 2000-09-20
CIK 15847

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


     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 31, 1999, was 15,951,657 shares.

              BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


                                  INDEX

PART I.        FINANCIAL INFORMATION:

                                                                      Page No.

     Consolidated Balance Sheets - July 31, 1999
        and April 30, 1999............................................3

     Consolidated Statements of Income - Three
        Months ended July 31, 1999 and 1998...........................4


     Consolidated Statements of Cash Flows - Three
        Months ended July 31, 1999 and 1998...........................5


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

PART II.

     OTHER INFORMATION...............................................13

     SIGNATURES......................................................14


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

ASSETS                                             7/31/99    4/30/99
                                                (unaudited)  (audited)


Current Assets:
     Cash                                          $ 124,676   $ 161,808
     Accounts receivable, net of allowance for
          doubtful accounts of $78,736 at July 31,   318,509     422,066
          and $68,900 at April 30, 1999
     Due from affiliate                              173,380      13,354
     Note receivable from Indian Gaming development  347,285     347,285

     Contracts in process                               -        405,937
     Inventories:
          Raw materials                            1,715,691   1,754,444
          Work in process                            383,902     333,399
          Finished goods                              36,296      45,188
          Aircraft                                   295,281     295,281
                                                 -----------  ----------
                                                   2,431,170   2,428,312
      Prepaid expenses and other assets               20,558      72,634
                                                 -----------  ----------
               Total current assets                3,415,578   3,851,396

Property, Plant and Equipment:
     Land & Building                                 948,089     948,089
     Machinery and equipment                       1,198,551   1,198,541
     Office furniture and fixtures                   607,736     585,968
     Leasehold improvements                           33,959      33,959
                                                ------------  ----------
               Total cost                          2,788,335   2,766,557

     Accumulated depreciation                     (1,329,606) (1,275,145)
                                                 -----------  -----------
             Net Property, Plant                   1,458,729   1,491,412
              and equipment

Supplemental Type Certificates                     1,355,364   1,392,611

Indian Gaming:
     Note receivable from Indian Gaming
     developments                                 1,384,606    1,423,066

     Advances for Indian gaming developments
     (net of reserves of $2,718,928 and
      $2,718,928 at July 31 and April 30, 1999,
      respectively)                                1,747,016   1,722,636
               Total Indian Gaming (Long Term)     3,131,622   3,145,702

Other Assets
     Other assets                                    213,641     236,910
                                                 -----------  ----------
               Total Other Assets                    213,641     236,910

               Total assets                      $ 9,574,934 $10,118,031
                                                 ===========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY               7/31/99        4/30/99
                                                 (unaudited)     (audited)
Current Liabilities:
     Bank overdraft payable                      $  116,394     $119,942
     Promissory notes payable                       400,734      471,575
     Current maturities of long-term debt           455,904      401,345
     Accounts payable                               602,033      919,087
     Customer Deposits                              228,454      582,314
     Accrued liabilities -
          Compensation and compensated absences      87,252       99,190
          Other                                     (40,922)     (69,851)
                                                -----------   -----------
               Total current liabilities          1,849,849    2,663,304

Long-Term Debt and capital lease obligation,
  net of current maturities                       1,790,675    1,756,997
Convertible debentures                              618,000      650,000
Other liabilities                                      -            -
Commitments and contingencies                          -            -
                                                  ---------    ---------
               Total liabilities                  4,258,524    5,070,301

Shareholders' equity:
     Preferred stock, par value $5:
       Authorized, 200,000 shares, all classes
       $1,000 Class B, 6%, convertible cumulative,
       liquidation and redemption value $1,000,
       issued and outstanding, 581 shares at
       7/31/99 & 693 shares at 4/30/99             249,344      313,603
     Common stock, par value $.01:
       Authorized, 40,000,000 shares
       Issued and outstanding 16,551,657 July 31,
      1999 & 15,212,087 at April 30, 1999,         165,517      152,121
       Capital contributed in excess of par      9,066,312    8,981,048
     Treasury stock, at cost (No preferred at
       7/31 & no preferred at 4/30                (732,000)    (732,000)
       and common 600,000 at 7/31 & 600,000
       at 4/30)
     Retained deficit                           (3,432,763)  (3,667,042)
      (deficit of $11,938,813 eliminated
       October 31, 1992)
                                               -----------  -----------
          Total shareholders' equity             5,316,410    5,047,730
                                               -----------  -----------
          Total liabilities and shareholders'
          equity                               $ 9,574,934  $10,118,031
                                               ===========  ===========

      The accompanying notes are an integral part of these balance sheets.


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME



                                                   THREE MONTHS ENDED
                                                        July 31,
                                                  1999             1998
                                              (unaudited)    (unaudited)


     Net sales                              $1,479,780      $3,096,562

     Cost of sales                             971,009       2,458,400

                                      ----------------    -------------
                                               508,771         638,162

     Selling, general and
     administrative expenses                   286,345         131,093
                                      ----------------    -------------
          Operating income (loss)              222,426         507,069



     Other income (expense):
          Interest expense                     (34,491)        (41,990)
          Interest revenue                      44,163              82
          Other                                  2,181             753
                                      ----------------   --------------
          Other expense                         11,853         (41,155)
                                      ----------------    -------------


     Income (loss)
        from continuing operations before
        taxes                                  234,279         465,914


     Provision for income taxes from
        continuing operations                     -               -
                                          ------------     ------------
     Income (loss) from
        continuing operations             $    234,279     $   465,914
                                          ============     ============



     Discontinued operations:
         Income (loss) from discontinued
          operations, net of taxes                -            (55,339)

        Profit or (loss) on discontinued
            operations, net of taxes              -               -

         Total discontinued operations            -            (55,339)
                                           -----------      ----------
        Net income (loss)                 $    234,279     $   410,575
                                           ===========      ==========

     Basic earnings (loss) per common share:
        Continuing operations                     (.02)            .05

        Discontinued operations                     -             (.01)
                                            ----------      ----------
                                                 $(.02)           $.04


     Shares used in per share calculation   12,960,519      10,022,282

     Diluted earnings (loss) per common share
     Continuing operations                        (.02)            .05
     Discontinued operations                        -             (.01)
                                                  ----            ----
                                                 $(.02)           $.04

    Shares used in per share calculation    12,960,519      10,022,282


       The accompanying notes are an integral part of these statements.


                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Three Months Ended July 31,
                                                 1999             1998
                                             (unaudited)     (unaudited)


Cash flows from operating
activities:



Net income (loss)                               $  234,279    $ 410,575
     Income (loss) from discontinued operations       -         (55,339)
     Income from continuing operations             234,279      465,914
     Adjustments to reconcile net income
      (loss) to net cash (used in) operations:

     Depreciation                                   54,461       50,365
     Amortization                                   37,247       24,065
     Other noncash expenses                          2,401      286,824

Changes in assets and liabilities:
     Accounts receivable                           (54,469)      54,246
     Contracts in process                          405,937      (82,690)
     Inventories                                    (2,858)   1,542,337
     Prepaid expenses and other current assets      52,076          704
     Other assets and other                         23,269     (264,359)
     Accounts payable                             (167,760)    (104,097)
     Customer deposits                            (353,860)      53,050
     Accrued liabilities                          (122,711)    (435,285)
                                                ----------    ---------
     Total continuing adjustments                 (128,267)   1,069,821
                                                ----------    ---------
         Cash provided by (used in) operations     106,012    1,535,735
                                                ----------    ---------

Cash flows from investing activities:
     Capital expenditures, net                      (21,778)   (40,502)
     Indian Gaming Developments                      14,080   (963,492)
                                                ----------   ----------
          Cash used in investing activities          (7,698)(1,003,994)

                                                ----------   ----------
Cash flows from financing activities:
     Net borrowings under promissory note           (70,841)   (53,041)
     Proceeds from long-term debt                      -       853,484
     Repayments of long-term debt and lease
      obligations                                   (64,605)(1,359,239)
     Issuance of warrants/stock                        -        96,814
                                                -----------  ---------
          Cash provided by
          financing activities                     (135,446)   (461,982)
                                                -----------  ----------
Net increase (decrease) in cash                     (37,132)     69,759


Cash, beginning of period                           161,808     160,598
                                                -----------  ----------
Cash, end of period                        $        124,676   $ 230,357
                                                ===========  ==========
Supplemental disclosures of cash flow
information:

     Interest paid                         $         34,491   $  41,990
     Income taxes paid                                -            -

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

The Company has capitalized approximately $3,478,907 and $3,492,987 at July 31, 1999 and April 30, 1999, respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928 and $2,718,928 in fiscal year 2000 and 1999, respectively, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

As a part of a Management Contract approved by the National Indian Gaming Commission (NIGC) on January 14, 1997, between the Company's former wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the Tribes), the Company agreed to convert their current unsecured receivable from the Tribes to a secured note receivable with the Tribes of $3,500,000 at 2 percent over prime, to be repaid over five years, for the construction of the Stables gaming establishment and reimbursement for previously advanced funds. Security under the contract includes the Tribes' profits from all gaming enterprises and all assets of the Stables except the land and building. The Company is currently receiving payments on the note and its management fee on the Stables operation. Amounts to be received on the notes are 2000 - $486,776; 2001 - $347,285; 2002 - $382,800; 2003 - $428,000 and 2004 - $125,540.

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

4. Quasi Reorganization: After completing a three-year program of restructuring the Company's operation, on October 31, 1992, the Company adjusted the accumulated deficit (earned surplus benefit) to a zero balance thereby affording the Company a "fresh start." No assets or liabilities required adjustment in this process as they had been recorded at fair value. The amount of accumulated deficit eliminated as of October 31, 1992, was $11,938,813. Upon consummation of the reorganization, all deficits in the surplus accounts were eliminated against paid-in capital.

5. During the first three months of fiscal 2000, 1,163,130 shares were issued to reduce convertible preferred stock by $142,000. Convertible debt was reduced by $32,000 with the issuance of 166,840 shares of common stock.

6. New Accounting Standards: The American Institute of Certified Public Accountants has issued SOP 98-5, "Reporting on the costs of start-up activities." This standard provides a change in the capitalization policy for start up costs. The standard is required for the Company's fiscal year-end 2000. The Company has evaluated this standard and concluded its adoption will have no material effect to the financial statements.

7. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options, convertible preferred, and convertible debentures have been considered in the dilutive earnings per share calculation, but not used in fiscal 2000 and fiscal 1999 because they are anti-dilutive.

8. Dividend of Subsidiary Stock to Shareholders: On May 4, 1999 the Company announced it would distribute to its shareholders the stock in the subsidiary Butler National Service Corporation (BNSC). The assets of the subsidiary totalled approximately $1,623,000 and liabilities totalled approximately $1,620,000. The distribution will be made when the filings are approved by the Security and Exchange Commission. BNSC holds a contract to manage an Indian Gaming facility (The Stables) and will manage all Indian Gaming facilities when there is a contract between the Tribe and BNSC.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First quarter fiscal 2000 compared to first quarter fiscal 1999

Overview: Consolidated sales were $1,479,780 for the three months ended July 31, 1999, compared to $3,096,562 for the three months ended July 31, 1998, a
decrease of (52%).   Sales increased in the Avionics segment (99.8%),
decreased in the Aircraft Modifications segment (64%), and increased in the Monitoring Services segment (64.1%). In fiscal 1999, sales included a sale by the Aircraft Modifications segment of an aircraft after modification for approximately $2.1 million.

The Company recorded a net income from continuing operations of $234,279 in the current quarter compared to $465,914 in the comparable period of fiscal 1999. Discontinued operations was reported a net income of $55,339 for the quarter ended July 31, 1998.

Selling, General and Administrative expenses were $286,345 for the current quarter, an increase of $155,252 from the prior year. In fiscal 1999, a cash repayment of $289,580 was received by Indian Gaming to repay for previously reserved costs related to the Stables. Before the repayment, expenses decreased $134,328 in the current quarter.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment decreased from $2,789,370 in the first quarter of the prior fiscal year to $1,009,463 in the current first quarter of fiscal 2000. In 1999, sales included $2.1 million from the sale of the second aircraft purchased, modified and resold as an expansion of the product lines at the Aircraft Modifications segment. The modification only product lines accounted for sales of $1,009,463 an increase of (46.4%) from the prior year. First quarter operating profit was $211,594 in fiscal 2000 and $328,798 in fiscal 1999. Additional emphasis is being placed on the purchase, modify and resale product line to increase market share of all modification products.

Avionics: Avionics unit sales were $133,492 for the three months ended July 31, 1999 compared to $66,805 in the comparable period of the preceding year, an increase of (99.8%). The increase resulted from increased sales to Douglas Aircraft. Operating profits for the three months ended July 31, 1999, were $22,447 compared to $7,413 for the three months ended July 31, 1998. The Company believes the sales volume will remain relatively stable with growth from new projects for the next few years.

SCADA Systems and Monitoring Services: Sales for the three months ended July 31, 1999 were $367,181 compared to sales of $217,132 for the comparable period of the prior year an increase of 69.1%. Sales increased when compared to the prior year because of new special projects during the quarter. Operating profit for the three months was $85,080 compared to $3,505 for the three months ended July 31, 1998. Fluctuations above the basic service business revenues are expected from quarter to quarter and year to year.

Temporary Services:   This segment did not recognize any revenue in the first
quarter of fiscal 2000 and fiscal 1999.

Indian Gaming Management (a division of Butler National Corporation: This segment received revenue of $44,163 and incurred no expenses during the current quarter compared to $15,651 in expenses during the first quarter of fiscal 1998 for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988. All efforts were advances toward the construction of the Stables.

COSTS AND EXPENSES

Operating expenses (selling, general and administrative): Expenses in the three months ended July 31, 1999, were $286,345 or (19.4%) of sales compared to $131,093 or(4.2%) of sales for the three months ended July 31, 1998, an increase of $134,328 or(31.9%) after a repayment of advanced expenses of $289,850 was received from Indian gaming during the first quarter of fiscal 1999.

Interest expense for the three months ended July 31, 1999, decreased $7,499 from $41,990 in the first quarter of the prior year to $34,491. The Company continues to use its line of credit to maintain operations. The Company acquired a Lear 35 during fiscal 1996 for debt on an inventory floor plan of $1,500,000, the majority of the increase in interest expense relates to this acquisition and the related debt and the increased borrowing on the credit line. The Company sold the Learjet model 35 resulting in reduced interest cost for the first quarter of fiscal 1999. The Company plans to use the inventory floor plan to acquire a model 25 for modification and resale during fiscal 2000 and 2001.

Other income(expense) is income of $2,181 in the quarter ended July 31, 1999, versus income of $82 in the quarter ended July 31, 1998.


The Company employed 59 at July 31, 1999, and 69 at July 31, 1998.

EARNINGS

The Company recorded a profit of $234,279 in the three months ended July 31, 1999. This is comparable to a profit of $410,575 (see note 2) in the three months ended July 31, 1998. Income per share is $.02 and income per share is $.04 for the three months ending July 31, 1999, and July 31, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $400,733 at July 31, 1999, and was $642,677 at July 31, 1998.

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

The Company does not, as of July 31, 1999, have any material ommitments for other capital expenditures other than the Management Services segment's requirements under the terms of the Indian gaming Management Agreements. These requirements are further described in note 3.

Depending upon the development schedules, the Company, through Management Services and its affiliate Butler National Service Corporation, will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available, and additional funds, for the start up and construction of gaming facilities. The
Company anticipates initially obtaining these funds from: internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

The Company was initially listed in the national over-the-counter market in 1969, under the symbol "BUTL". Effective June 8, 1992, the symbol was changed to "BLNL". On February 24, 1994, the Company was listed on the small cap market under the symbol "BUKS". The Company's common stock has been delisted from the small cap category effective January 1, 1999 and is now listed in the over-the-counter (OTCBB) category.

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

          Butler National recorded a net gain (principally noncash) in the first quarter of 1998 for this transaction after consideration of $1,078,544 of costs associated with the claims, counter-claims and settlement. In addition Butler National recognized an additional gain as the promissory note payments are received in cash. Although the effective date of the transaction as agreed to by both parties is April 30, 1997, the transfer of the stock and related proceeds was not completed until June 1997, see also Item 1, General Discontinued Operations, page 3, regarding the bankruptcy of RF, Inc.

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

          In December of 1997, Butler National sold Convertible Preferred Stock to certain offshore investors. Beginning in February of 1998, these investors began converting the Preferred Stock into Common Stock and the price of the Company's stock declined. As reported earlier, the Company received notice from NASDAQ stating that the Common Stock of the Company would be delisted by NASDAQ if the price did not trade at a bid price of $1.00 or more for ten (10) business days prior to August 6, 1998. The delisting of the Company's Common Stock would be a default under the terms of the Convertible Preferred Stock, as well as under the therms of certain Convertible Debentures previously issued. The Company considered a number of alternative actions including a reverse stock split, a repurchase of common shares on the open market and/or the repurchase of the convertibles at a premium to increase the price of the Common Stock.

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

          With the exception of 30,000 common shares owned at settlement by the Holders, sales of the previous converted shares, 148,849 shares, plus any newly converted common shares, will be limited to the greater of $30,000 or twenty-five percent (25%) of the previous weeks trading volume. Additionally, accrued dividends ($58,875) on the Preferred Stock will be paid in shares of common stock at $.57 per share. The holders agree to waive all future dividends. All transactions are being handled through one broker and all activity is reported on a weekly basis. The Holders also received 770,000 three-year warrants to purchase restricted common stock at $1.45 per share.

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


                                 BUTLER NATIONAL CORPORATION
                                        (Registrant)


September 20, 2000               /S/ Clark D. Stewart
        Date                     Clark D. Stewart,
                                 (President and Chief Executive Officer)


September 20, 2000               /S/ Robert E. Leisure
        Date                     Robert E. Leisure
                                 Chief Financial Officer)