Form 10-Q/A
period 1999-10-31
BUTLER NATIONAL CORP
filed 2000-09-21
CIK 15847

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


     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of October 31, 1999, was 17,179,965 shares.

              BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


                                  INDEX

PART I.        FINANCIAL INFORMATION:

                                                                      Page No.

     Consolidated Balance Sheets - October 31, 1999
        and April 30, 1999................................................3

     Consolidated Statements of Income - Three
        Months ended October 31, 1999 and 1998............................4

     Consolidated Statements of Income - Six
        Months ended October 31, 1999 and 1998............................4

     Consolidated Statements of Cash Flows - Six
        Months ended October 31, 1999 and 1998............................5

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

PART II.

     OTHER INFORMATION...................................................13

     SIGNATURES..........................................................14


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

ASSETS                                               10/31/99         4/30/99
                                                   (unaudited)       (Audited)

Current Assets:
     Cash                                           $  208,699      $ 161,808
     Accounts receivable, net of allowance for
          doubtful accounts of $68,900 at Oct. 31,     459,166        422,066
          and $68,900 at April 30, 1999
     Due from affiliate                                206,953         13,354
     Note receivable from Indian Gaming developments   347,285        347,285

     Contracts in process                                 -           405,937
     Inventories:
          Raw materials                              1,709,341      1,754,444
          Work in process                              305,621        333,399
          Finished goods                                79,462         45,188
          Aircraft                                     295,281        295,281
                                                -------------- --------------
                                                     2,389,705      2,428,312
      Prepaid expenses and other assets                 13,589         72,634
                                                -------------- --------------
               Total current assets                  3,625,397      3,851,396

Property, Plant and Equipment:
     Land & Building                                   948,089        948,089
     Machinery and equipment                         1,198,551      1,198,541
     Office furniture and fixtures                     607,736        585,968
     Leasehold improvements                             33,959         33,959
                                                -------------- --------------
               Total cost                            2,788,335      2,766,557

     Accumulated depreciation                       (1,383,061)    (1,275,145)
                                                 --------------   -----------
             Net Property, Plant                     1,405,274      1,491,412
              and equipment

Supplemental Type Certificates                       1,352,819      1,392,611

Indian Gaming:
     Note receivable from Indian Gaming
     developments                                    3,271,618      1,423,066

     Advances for Indian gaming developments
     (net of reserves of $2,718,928 and
      $2,718,928 at Oct. 31 and April 30, 1999,
      respectively)                                  1,758,925      1,722,636
             Total Indian Gaming                     3,030,543      3,145,702

Other Assets
     Other assets                                      208,041        236,910
                                                   -----------    -----------
               Total Other Assets                      208,041        236,910

               Total assets                        $ 9,622,074    $10,118,031
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY                10/31/99          4/30/99
                                                   (unaudited)       (audited)

Current Liabilities:
     Bank overdraft payable                         $ 100,031     $   119,942
     Promissory notes payable                         419,887         471,575
     Current maturities of long-term debt
      and capital lease obligations                   454,654         401,345
     Accounts payable                                 733,648         919,087
     Customer deposits                                436,125         582,314
     Accrued liabilities -
          Compensation and compensated absences        63,448          99,190
          Other                                          (495)         69,851
                                                   -----------     ----------
               Total current liabilities            2,207,298       2,663,304

Long-Term Debt, and capital lease obligations,
 net of current maturities                          1,705,003       1,756,997
Convertible debentures                                568,000         650,000
Other liabilities                                        -               -
Commitments and contingencies
                                                    ---------       ---------
               Total liabilities                    4,480,301       5,070,301

Shareholders' equity:
     Preferred stock, par value $5:
       Authorized, 200,000 shares, all classes
       $1,000 Class B, 6%, convertible cumulative,
       liquidation and redemption value $1,000,
       issued and outstanding, 534 shares at
       10/31/99 & 693 shares at 4/30/99               211,219        313,603
     Common stock, par value $.01:
       Authorized, 40,000,000 shares
       Issued and outstanding 12,555,746 at
      10/31/99 & 15,212,087 at 4/30/99                177,799        152,121
      Capital contributed in excess of par          9,142,154      8,981,048
     Treasury stock, at cost (No preferred at
       10/31 & no preferred at 4/30                  (732,000)     (732,000)
       and common 600,000 at 10/31 & 600,000
       at 4/30)
     Retained dficit                               (3,657,399)   (3,667,042)
      (deficit of $11,938,813 eliminated
       October 31, 1992)
                                                   -----------   -----------
          Total shareholders' equity                5,141,773     5,047,730
                                                   -----------   -----------
          Total liabilities and shareholders'
          equity                                  $ 9,622,074   $10,118,031
                                                   ==========    ===========

      The accompanying notes are an integral part of these balance sheets.


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME



                                                   THREE MONTHS ENDED
                                                        Oct 31,
                                                  1999             1998
                                              (unaudited)       (unaudited)

     Net sales                                $1,172,320        $1,140,728

     Cost of sales                             1,003,357           978,903

                                              ----------        ----------
                                                 168,962           161,825

     Selling, general and
     administrative expenses                     405,127           474,419
                                              ----------        ----------
          Operating income (loss)               (236,165)         (312,594)



     Other income (expense):
          Interest expense                       (34,027)          (46,237)
          Interest revenue                        43,178            31,404
          Other                                    2,377            12,676
                                              ----------        -----------
          Other expense                           11,528             2,157
                                              ----------        -----------


     Income (loss)
        from continuing operations              (224,636)         (314,751)
        before taxes

     Provision for income taxes from
        continuing operations                       -                 -
                                            -----------        ----------
     Income (loss) from
        continuing operations               $   (224,636)      $  (314,751)
                                             ===========        ==========



     Discontinued operations:
         Income (loss) from discontinued
          operations, net of taxes                  -            (259,989)

        Loss on discontinued operations,
            net of taxes                            -                -
                                             -----------       ----------
         Total discontinued operations              -            (259,989)
                                             -----------       ----------
        Net income (loss)                       (224,636)        (574,740)


     Basic earnings (loss) per common share:
        Continuing operations                       (.02)           (.03)

        Discontinued operations                     -               (.02)
                                              ----------       ---------
                                              $     (.02)      $    (.05)
                                              ==========       =========

      Shares used in per share calculation    13,935,242       10,714,430

     Diluted earnings (loss) per common share
     Continuing operations                          (.02)            (.03)

     Discontinued operations                        -                (.02)
                                              ----------       ----------
                                                    (.02)            (.05)
                                              ==========       ==========

      Shares used in per share calculation    13,935,242       10,714,430


       The accompanying notes are an integral part of these statements.



                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME



                                                   SIX MONTHS ENDED
                                                        Oct 31,
                                                  1999             1998
                                              (unaudited)       (unaudited)

     Net sales                                $2,652,099        $4,237,290

     Cost of sales                             1,974,366         1,437,303

                                              ----------        ----------
                                                 677,733           799,987

     Selling, general and
     administrative expenses                     691,472           605,512
                                              ----------        ----------
          Operating income (loss)                (13,739)          194,475



     Other income (expense):
          Interest expense                       (68,518)          (88,227)
          Interest revenue                        87,342            31,486
          Other                                    4,558            13,429
                                              ----------        ----------
          Other expense                           23,382           (43,312)
                                              ----------        ----------


     Income (loss)
        from continuing operations                 9,643           151,163
        before taxes

     Provision for income taxes from
        continuing operations                       -                 -
                                            -----------        ----------
     Income (loss) from
        continuing operations               $      9,643       $   151,163
                                             ===========        ==========



     Discontinued operations:
         Income (loss) from discontinued
          operations, net of taxes                 -             (315,328)

        Loss on discontinued operations,
            net of taxes                           -                 -
                                             ----------        ----------
         Total discontinued operations             -             (315,328)
                                             ----------        ----------
        Net income (loss)                  $      9,643        $ (164,165)
                                             ==========        ==========

     Basic earnings (loss) per common share:
        Continuing operations                       .01              .01

        Discontinued operations                     .00             (.03)
                                              ----------        ---------
                                                    .01             (.02)

     Shares used in per share calculation    13,935,242       10,714,430

     Diluted earnings (loss) per common share
     Continuing operations                          .01              .01
     Discontinued operations                        .00             (.03)
                                              ----------        ---------
                                                    .01             (.02)

     Shares used in per share calculation    13,935,242       10,714,430


       The accompanying notes are an integral part of these statements.



                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Six Months Ended Oct. 31,
                                                     1999              1998
                                                 (unaudited)       (unaudited)

Cash flows from operating
activities:



Net income (loss)                                $   9,643        $  (164,165)
     Income (loss) from discontinued operations       -              (315,328)
     Income from continuing operations               9,643            151,163
     Adjustments to reconcile net income
      (loss) to net cash (used in) operations:

     Depreciation                                  107,916            102,189
     Amortization                                   39,762               (706)
     Other noncash expenses                          2,400            286,824

Changes in assets and liabilities:
     Accounts receivable                          (230,699)            (3,165)
     Contracts in process                          405,937            496,610
     Inventories                                    38,607          1,468,919
     Prepaid expenses and other current assets      59 045                879
     Other assets and other                         28,869           (234,401)
     Accounts payable                              (53,358)            99,404
     Customer deposits                            (146,189)          (445,705)
     Accrued liabilities                          (106,088)           123,140
                                                ----------         ----------
     Total continuing adjustments                  146,232          1,578,660
                                                ----------         ----------
          Cash provided by (used in) operations    155,875          1,729,823
                                                ----------         ----------

Cash flows from investing activities:
     Capital expenditures, net                     (21,778)          (64,002)
     Indian Gaming Developments                    115,159        (1,969,310)
                                                ----------         ----------
          Cash provided by
          investing activities                      93,381        (2,033,312)
                                                ----------         ----------
Cash flows from financing activities:
     Net borrowings under promissory note          (51,688)         (259,458)
     Proceeds from long-term debt                     -            1,814,712
     Repayments of long-term debt and lease
      obligations                                 (150,677)       (1,433,066)
     Issuance of warrants/stock                       -               96,814
                                                ----------         ----------
          Cash used in financing activities       (202,365)          219,002
                                                ----------         ----------
Net increase (decrease) in cash                     46,891            84,487


Cash, beginning of period                         161,808            160,598
                                                ----------         ----------
Cash, end of period                       $       208,699      $      76,111

Supplemental disclosures of cash flow
information:

     Interest paid                        $        68,518      $      88,227
     Income taxes paid                               -                  -

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

The Company has capitalized approximately $3,377,828 and $3,492,987 at October 31, 1999 and April 30, 1999, respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928 and $2,718,928 in fiscal year 2000 and 1999, respectively, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

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

9. Research and Development: The Company charges to operations research and development costs. The amount charged in the quarter ended October 31, 1999 was approximately $128,082.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second quarter fiscal 2000 compared to second quarter fiscal 1999

Overview: Consolidated sales were $2,652,099 for the six months ended October 31, 1999, compared to $4,237,290 for the six months ended October 31, 1998, a
decrease of (37.4%).   Sales for the second fiscal quarter were $1,172,320
compared to $1,140,728 for the three months ended October 31, 1998. Sales for the six month period increased in the Avionics segment (10.1%), and decreased in the Aircraft Modifications segment (50.7%), and increased in the Monitoring Services segment (46.0%). Sales for the six months of fiscal 1999 included a sale by the Aircraft Modifications segment of an aircraft after modification for approximately $2.1 million.

The Company recorded a net income from continuing operations of $9,643 in the current six months compared to $151,163 in the comparable period of fiscal 1999. The loss from discontinued operations was zero for the six months compared to a loss of ($315,328) for the six months ended October 31, 1998.

Selling, General and Administrative expenses were $405,127 for the current quarter, a decrease of $69,292 from the prior year.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment decreased $1,794,120 (50.7%) from $3,541,150 in the first six months of the prior year to $1,747,030 in the first six months ending October 31, 1999. Gross profit decreased from $524,946 in the six months ending October 31, 1998 to $243,655 in the six months ending October 1999. Second quarter fiscal 2000 sales were $737,567 compared to $751,780 in fiscal 1999. Second quarter gross profit was $(46,315) and $14,668, respectively. The fiscal 1999 sales included the sale of a learjet for $2,100,000.

Avionics: Avionics unit sales were $245,673 for the six months ended October 31, 1999 compared to $155,054 in the comparable period of the preceding year, an increase of (58.4%). The increase resulted from wrap up sales to Douglas Aircraft. Operating profits for the six months ended October 31, 1999, were $42,850 compared to ($18,459) for the six months ended October 31, 1998. The Company believes the sales volume will remain relatively stable with some growth from new projects for the next few years.

SCADA Systems and Monitoring Services: Sales for the six months ended October 31, 1999 were $697,902 compared to sales of $465,271 for the comparable period of the prior year an increase of (46.0%). Sales increased when compared to the prior year because of a special project starting during the year.
Operating profit for the six months was $210,047 compared to $4,803 for the six months ended October 31, 1998. Sales for the second quarter fiscal 2000 were $312,721, an increase of $64,133 from the same quarter of fiscal 1999. Fluctuations above the basic service business revenues are expected from quarter to quarter and year to year.

Temporary Services:   This segment did not recognize any revenue in the first
quarter of fiscal 2000 and fiscal 1999.

Indian Gaming Management (a division of Butler National Corporation): This segment earned interest income of $43,178 during the quarter and $87,331 for the first six months and incurred no expenses during the current quarter. In fiscal 1999, $27,868 was expensed in the first half of fiscal 1999 for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988.

COSTS AND EXPENSES

Operating expenses (selling, general and administrative): Expenses in the six months ended October 31, 1999, were $691,472 or 26.1% of sales compared to $605,512 or 14.3% of sales for the six months ended October 31, 1998, an increase of $85,960 or 14.2%. This increase was related to increased audit fees.

Interest expense for the six months ended October 31, 1999, decreased $19,709 from $88,227 in the second quarter of the prior year to $68,518. The Company continues to use its line of credit to maintain operations. The Company acquired a Lear 35 during fiscal 1996 for debt on an inventory floor plan of $1,500,000, the majority of the decrease in interest expense relates to this acquisition and the related debt and the increased borrowing on the credit line. The Company sold the Learjet model 35 resulting in reduced interest cost for the first half of fiscal 1999. The Company plans to use the inventory floor plan to acquire a model 25 for modification and resale during fiscal 2000 and 2001.

Other income(expense) is income of $4,558 in the six months ended October
31, 1999, versus expense of $12,676 in the six months ended October 31, 1998.

The Company employed 56 at October 31, 1999, and 51 at October 31, 1998.

EARNINGS

The Company recorded a profit of $9,643 in the six months ended October 31, 1999. This is comparable to a loss of $164,165 in the six months ended October 31, 1998. Earnings per share is a profit of $.01 and a loss of ($.02) for the six months ending October 31, 1999, and October 31, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $419,887 at October 31, 1999, and was $436,260 at October 31, 1998.

The Company's unused line of credit was approximately $80,113 as of October 31, 1999 and approximately $63,740 as of October 31, 1998. The interest rate on the Company's line of credit is prime plus two, as of December 15, 1999, the interest rate is 10.25%

The Company plans to continue using the promissory notes payable to fund working capital. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 2000. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

The Company does not, as of October 31, 1999, have any material commitments for other capital expenditures other than the Management Services segment's requirements under the terms of the Indian gaming Management Agreements. These requirements are further described in this section.

Depending upon the development schedules, the Company, through Management Services, and its affiliate Butler National Service Corporation, will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available, and additional funds, for the start up and construction of gaming facilities. The
Company anticipates initially obtaining these funds from: internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

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

             The Company filed a Form 8-K dated August 23, 1999, reporting under Item 4, change in registrant's certifying accountant regarding the resignation of the Company's auditor and subsequent correspondence between the auditor and the Securities and Exchange Commission.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BUTLER NATIONAL CORPORATION
                                           (Registrant)


September 21, 2000                   /S/ Clark D. Stewart
        Date                         Clark D. Stewart
                                     (President and Chief Executive Officer)


September 21, 2000                   /S/ Robert E. Leisure
        Date                         Robert E. Leisure
                                     (Chief Financial Officer)