Form 10-Q/A
period 2000-01-31
BUTLER NATIONAL CORP
filed 2000-09-25
CIK 15847

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


     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of January 31, 2000, was 20,571,980 shares.

              BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


                                  INDEX

PART I.        FINANCIAL INFORMATION:

                                                                      Page No.

     Consolidated Balance Sheets - January 31, 2000
        and April 30, 1999................................................3

     Consolidated Statements of Income - Three
        Months ended January 31, 2000 and 1999............................4

     Consolidated Statements of Income - nine
        Months ended January 31, 2000 and 1999............................4

     Consolidated Statements of Cash Flows - Nine
        Months ended January 31, 2000 and 1999............................5

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

PART II.

     OTHER INFORMATION...................................................13

     SIGNATURES..........................................................14


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

ASSETS                                               01/31/00         4/30/99
                                                   (unaudited)       (audited)

Current Assets:
     Cash                                           $   98,780      $ 161,808
     Accounts receivable, net of allowance for
          doubtful accounts of $68,900 at Jan. 31,     207,435        422,066
          and $68,900 at April 30, 1999
     Due from affiliate                                294,461         13,354
     Note receivable from Indian Gaming developments   347,285        347,285

     Contracts in process                                 -           405,937
     Inventories:
          Raw materials                              1,572,477      1,754,444
          Work in process                              308,836        333,399
          Finished goods                                86,809         45,188
          Aircraft                                   1,455,666        295,281
                                                    ----------     ----------
                                                     3,423,789      2,428,312
      Prepaid expenses and other assets                  6,309         72,634
                                                    ----------     ----------
               Total current assets                  4,378,059      3,851,396

Property, Plant and Equipment:
     Land & Building                                   948,089        948,089
     Machinery and equipment                         1,198,551      1,198,541
     Office furniture and fixtures                     608,412        585,968
     Leasehold improvements                             33,959         33,959
                                                    ----------     ----------
               Total cost                            2,789,011      2,766,557

     Accumulated depreciation                       (1,435,833)   (1,275,145)
                                                    ----------     ----------
               Net Property, Plant                   1,353,178     1,491,412
               and equipment

Supplemental Type Certificates                       1,352,819     1,392,611

Indian Gaming:
     Note receivable from Indian Gaming
     developments                                    1,107,758     1,423,066

     Advances for Indian gaming developments
     (net of reserves of $2,718,928 and
      $2,718,928 at Jan. 31 and April 30, 1999
      respectively)                                  1,752,643     1,722,636
                                                     ---------     ---------
               Total Indian Gaming                   2,860,401     3,145,702

Other Assets
     Aircraft and aircraft parts                          -              -
     Other assets                                      202,438       236,910
                                                    ----------     ----------
               Total Other Assets                      202,438       236,910
                                                    ----------     ----------
               Total assets                        $10,146,895   $10,118,031
                                                    ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY                01/31/00        4/30/99
                                                   (unaudited)     (audited)
Current Liabilities:
     Bank overdraft payable                         $  56,782    $   119,942
     Promissory notes payable                         438,035        471,575
     Current maturities of long-term debt and
      capital lease obligations                       657,613        401,345
     Accounts payable                                 648,037        919,087
     Customer Deposits                                 10,000        582,314
     Accrued liabilities -
          Compensation and compensated absences        97,266         99,190
          Other                                        36,674         69,851
                                                   ----------      ----------
               Total current liabilities            1,944,407      2,663,304

Long-Term Debt, and capital lease obligation,
 net of current maturities                          2,834,168      1,756,997
Convertible debentures                                503,000        650,000
                                                    ---------      ---------
               Total liabilities                    5,281,575      5,070,301

Shareholders' equity:
     Preferred stock, par value $5:
       Authorized, 200,000 shares, all classes
       $1,000 Class B, 6%, convertible cumulative,
       liquidation and redemption value $1,000,
       issued and outstanding, 438.5 shares at
       1/31/00 & 693 shares at 4/30/99               173,445         313,603
     Common stock, par value $.01:
       Authorized, 40,000,000 shares
       Issued and outstanding 12,555,746 at
       1/31/00 & 15,212,087 at 4/30/99               211,720         152,121
       Capital contributed in excess of par        9,211,008       8,981,048
     Treasury stock, at cost (No preferred at
       01/31 & no preferred at 4/30                 (732,000)       (732,000)
       and common 600,000 at 01/31 & 600,000
       at 4/30)
     Retained deficit                             (3,998,853)     (3,667,042)
      (deficit of $11,938,813 eliminated
       October 31, 1992)
                                                  ----------      ----------
          Total shareholders' equity               4,865,320       5,047,730
                                                  ----------      ----------
          Total liabilities and shareholders'
          equity                                 $10,146,895     $10,118,031
                                                  ==========      ==========

      The accompanying notes are an integral part of these balance sheets.


                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME



                                                   THREE MONTHS ENDED
                                                        Jan 31,
                                                  2000             1999
                                              (unaudited)     (unaudited)

     Net sales                                $  901,705        $  594,994

     Cost of sales                               899,478           573,450

                                              ----------        ----------
                                                   2,227            21,544

     Selling, general and
     administrative expenses                     332,242           556,796
                                              ----------        ----------
          Operating income (loss)               (330,015)         (535,252)



     Other income (expense):
          Interest expense                       (55,439)          (74,466)
          Interest revenue                        42,241            87,799
          Other                                    1,759            (4,616)
                                              ----------        -----------
          Other expense                          (11,439)            8,717
                                              ----------        -----------


     Income (loss)
        from continuing operations before
        taxes                                   (341,454)         (526,535)


     Provision for income taxes from
        continuing operations                       -                 -
                                            -----------       -----------
     Income (loss) from
        continuing operations               $   (341,454)    $    (526,535)
                                             ===========       ===========



     Discontinued operations:
         Income (loss) from discontinued
                 operations, net of taxes          -                 -

        Loss on discontinued operations,
                   net of taxes                    -                 -

           Total discontinued operations           -                 -
                                             ----------        ----------
          Net income (loss)                 $  (341,454)    $   (526,535)
                                             ==========        ==========
     Basic earnings (loss) per common share:
        Continuing operations                      (.02)            (.05)

        Discontinued operations                     -                -
                                               ----------      ----------
                                            $      (.02)    $       (.05)
                                              ==========      ==========
      Shares used in per share calculation    15,781,544      11,302,885

     Diluted earnings (loss) per common share
     Continuing operations                         (.02)           (.04)

     Discontinued operations                        -                -
                                              ----------       ---------
                                             $     (.02)      $    (.04)
                                              ==========       =========
      Shares used in per share calculation    15,781,544      11,302,885


       The accompanying notes are an integral part of these statements.



                BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME



                                                   NINE MONTHS ENDED
                                                        Jan. 31,
                                                  2000             1999
                                              (unaudited)       (unaudited)

     Net sales                                $3,553,805        $4,832,284

     Cost of sales                             2,873,844         4,010,753

                                              ----------        ----------
                                                 679,960           821,531

     Selling, general and
     administrative expenses                   1,023,714         1,162,308
                                              ----------        ----------
          Operating income (loss)               (343,754)         (340,777)



     Other income (expense):
          Interest expense                      (123,957)         (162,693)
          Interest revenue                       129,582           119,285
          Other                                    6,317             8,813
                                              ----------        ----------
          Other expense                           11,942           (34,595)
                                              ----------        ----------


     Income (loss)
        from continuing operations before       (331,812)         (375,372)
        taxes

     Provision for income taxes from
        continuing operations                       -                 -
                                             ----------        ----------
     Income (loss) from
        continuing operations               $   (331,812)    $    (375,372)
                                              ==========        ==========



     Discontinued operations:
         Income (loss) from discontinued
          operations, net of taxes                 -             (315,328)

        Loss on discontinued operations,
            net of taxes                           -                 -
                                              ---------         ---------
         Total discontinued operations             -             (315,328)
                                              ---------         ---------
        Net income (loss)                  $   (331,812)     $   (690,700)
                                              =========         =========

     Basic earnings (loss) per common share:
        Continuing operations                      (.02)            (.03)

        Discontinued operations                    -                (.03)
                                              ---------         --------
     Shares used in per share calculation          (.02)            (.06)
                                              =========         ========


     Shares used in per share calculation     15,781,554       11,302,885

     Diluted earnings (loss) per common share
     Continuing operations                          (.02)            (.03)
     Discontinued operations                        -                (.03)
                                              ----------        ---------
                                                    (.02)            (.06)
                                              ==========       ==========
      Shares used in per share calculation    15,781,554       11,302,885


       The accompanying notes are an integral part of these statements.



                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Nine Months Ended Jan. 31,
                                                 2000                 1999
                                             (unaudited)        (unaudited)

Cash flows from operating
activities:



Net income (loss)                                $(331,811)        $ (690,700)
     Income (loss) from discontinued operations       -              (315,328)
     Income from continuing operations            (331,811)          (375,372)
     Adjustments to reconcile net income
      (loss) to net cash (used in) operations:

     Depreciation                                  160,688            153,794
     Amortization                                   39,792             35,980
     Other noncash expenses                          2,401            286,824

Changes in assets and liabilities:
     Accounts receivable                           (66,476)           (4,293)
     Contracts in process                          405,937           551,610
     Inventories                                  (995,477)        1,235,046
     Prepaid expenses and other current assets      66,325            89,656
     Other assets and other                         34,472          (127,325)
     Accounts payable                             (171,972)          239,725
     Customer deposits                            (572,314)           42,708
     Accrued liabilities                           (35,101)           61,441

     Cash provided by (used in) continuing
       operations                                     -                 -
     Cash provided by (used in) discontinued          -                 -
       operations
     Total continuing adjustments               (1,131,725)        2,249,838
                                                ----------       -----------

          Cash provided by (used in) operations (1,463,536)        1,874,466
                                                ----------        -----------

Cash flows from investing activities:
     Capital expenditures, net                     (22,454)          (64,002)
     Indian Gaming Developments                    285,301        (2,032,758)
                                                ----------       ------------
          Cash provided by investing activities    262,847        (2,096,760)

                                                ----------       ------------
Cash flows from financing activities:
     Net borrowings under promissory note          (33,540)         (355,510)
     Proceeds from long-term debt                1,405,000         1,899,649
     Repayments of long-term debt and lease
      obligations                                 (233,799)       (1,415,603)
     Issuance of warrants/stock                       -               96,814
                                                ----------         ----------
          Cash provided by
          financing activities                   1,137,661           225,350
                                                ----------         ----------
Net increase (decrease) in cash                    (63,028)            3,056


Cash, beginning of period                          161,808           160,598
                                                ----------         ----------
Cash, end of period                        $        97,878     $     163,654

Supplemental disclosures of cash flow
information:

     Interest paid                         $       123,957     $     162,690
     Income taxes paid                                -                 -

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

The Company has capitalized approximately $3,207,686 and $3,492,987 at January 31, 2000 and April 30, 1999, respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928 and $2,718,928 in fiscal year 1999 and 1998, respectively, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

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

During the quarter ended January 31, 2000, a Lear 25 aircraft was purchased for approximately $1.4 million. This aircraft is carried as inventory for approximately $1,400,000 on the Balance Sheet and will be modified and resold. The Company plans to continue the business of purchase, modify and sale of applicable aircraft and is now recording the the carrying cost of these airplanes as Aircraft Inventory on the Balance Sheet. The aircraft was financed under the Company's aircraft floor plan.

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

9. Research and Development: The Company charges to operations research and development costs. The amount charged in the quarter ended January 31, 2000 was approximately $183,162.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third quarter fiscal 2000 compared to third quarter fiscal 1999

Overview: Consolidated sales were $3,553,805 for the nine months ended January 31, 2000, compared to $4,832,284 for the nine months ended January 31, 1999,
a decrease of (26.5%).   Sales for the third fiscal quarter were $901,705
compared to $594,994 for the three months ended January 31, 1999. Sales for the nine month period decreased in the Avionics segment (65.5%), the Aircraft Modifications segment (177%), and decreased in the Monitoring Services segment (17.3%). Sales for the first nine months of fiscal 1999 included a sale by the Aircraft Modifications segment of an aircraft after modification for approximately $2.1 million.

The Company recorded a net loss from continuing operations of $(341,454) in the current quarter compared to a loss of $(526,535) in the comparable period of fiscal 1999.

Selling, General and Administrative expenses were $899,478 for the current quarter, compared to $556,796 from the prior year. Expenses for the nine months were $1,023,714, including research and development of $311,243 in fiscal 2000 compared to $1,162,308 in fiscal 1999 a decrease of (11.9%).

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment were $2,407,560 for the first nine months down (36.3%) from $3,779,709 in the prior year. Gross profit decreased from $381,207 in the nine months ending January 31, 1999 to $161,288 in the nine months ending January 2000. Third quarter fiscal 2000 sales were $660,530 compared to $238,559 in fiscal 1999. Third quarter gross profit was a loss of $(82,367) and a profit of $143,739, respectively. The fiscal 1999 nine month sales included the sale of a learjet for $2,100,000.

Avionics: Avionics unit sales were $283,099 for the nine months ended January 31, 2000 compared to $263,410 in the comparable period of the preceding year, an increase of (7.5%). The increase resulted from higher sales of switching units to our primary customer. Operating profits for the nine months ended January 31, 2000, were a loss of $23,303 compared to a loss of $23,066 for the nine months ended January 31, 1999. The Company believes the sales volume will remain relatively stable with some growth from new projects for the next few years.

SCADA Systems and Monitoring Services: Sales for the nine months ended January 31, 2000 were $873,106 compared to sales of $699,387 for the comparable period of the prior year an increase of 24.8%. Sales increased compared to the prior year because of a special project starting up. Operating profit for the nine months was $205,475 compared to $3,164 for the nine months ended January 31, 1999. Sales for the third quarter of fiscal 2000 were $193,204, a decrease of $40,463 from the same quarter of fiscal 1999. Fluctuations above the basic service business revenues are expected from quarter to quarter and year to year.

Temporary Services:   This segment did not recognize any revenue in the third
quarter of fiscal 2000 and fiscal 1999.

Indian Gaming Management (a division of Butler National Corporation): This segment earned interest income of $41,913 during the quarter and $129,247 for the first nine months and incurred no expense in the quarter. In fiscal 1999, $30,424 was expensed in the first nine months for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988.

COSTS AND EXPENSES

Operating expenses (selling, general and administrative): Expenses in the nine months ended January 31, 2000, were $1,023,714 or 28.9% of sales compared to $1,162,308 or 24% of sales for the nine months ended January 31, 1999, a decrease of $135,594 or (11.9%).

Interest expense for the nine months ended January 31, 2000, decreased $38,736 from $123,957 compared to the third quarter of the prior year to $162,693.
The Company continues to use its line of credit to maintain operations. The Company acquired a Lear 35 during fiscal 1996 for debt on an inventory floor plan of $1,500,000, the majority of the decrease in interest expense relates to this acquisition and the related debt and the increased borrowing on the credit line. The Company sold the Learjet model 35 resulting in reduced interest cost for the first quarter of fiscal 1999. The Company used the inventory floor plan to acquire a Lear 25 for $1,400,000 for modification and resale during fiscal 2001.

Other income(expense) is income of $130,274 in the nine months ended January 31, 2000, versus income of $128,098 in the nine months ended January 31, 1999.

The Company employed 60 at January 31, 2000, and 67 at January 31, 1999.

EARNINGS

The Company recorded a loss of $331,812 in the nine months ended January 31, 2000. This is comparable to a loss of $690,700 in the nine months ended January 31, 1999. Earnings per share is a loss of $.02 and a loss of $.06 for the nine months ending January 31, 2000, and January 31, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $438,035 at January 31, 2000, and was $340,208 at January 31, 1999.

The Company's unused line of credit was approximately $61,965 as of January 31, 2000 and approximately $159,792 as of January 31, 1999. The interest rate on the Company's line of credit is prime plus two, as of January 31, 2000, the interest rate is 10.5%.

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

The Company does not, as of January 31, 2000, have any material commitments for other capital expenditures other than the Management Services segment's requirements under the terms of the Indian gaming Management Agreements. These requirements are further described in this section.

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

Item 1. Legal Proceedings
     None

Item 2. Changes in Securities
     The Company issued 1,967,015 and 1,300,000 shares of common stock for the convertible preferred and convertible debentures, respectively during the third quarter of fiscal 2000.

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


        (B)  Reports on Form 8-K.
             On November 1, 1999, the Company reported on Form 8-K under
             Item 4, the engagement of its new auditor.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BUTLER NATIONAL CORPORATION
                                           (Registrant)


September 25, 2000                   /S/ Clark D. Stewart
        Date                         Clark D. Stewart
                                     (President and Chief Executive Officer)


September 25, 2000                   /S/ Robert E. Leisure
        Date                         Robert E. Leisure
                                     (Chief Financial Officer)