Form 10-Q
period 2000-10-31
BUTLER NATIONAL CORP
filed 2000-12-14
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-Q

(Mark One)
            Quarterly Report Pursuant to Section 13 or 15(d) of the X Securities Exchange Act of 1934

                   For the quarter ended October 31, 2000

      Transition Report Pursuant to Section 13 or 15 (d) of the Security
                            Exchange Act  of 1934

                    For the quarter ended October 31, 2000

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


     The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of October 31, 2000, was 29,070,716 shares.

               BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

                                 INDEX

PART I                   FINANCIAL INFORMATION:                    PAGE NO.


Condensed Consolidated Balance Sheets - October 31, 2000
   and April 30, 2000............................................     3

Condensed Consolidated Statements of Income - Three
   Months ended October 31, 2000 and 1999........................     4

Condensed Consolidated Statements of Income - Six
   Months ended October 31, 2000 and 1999........................     5

Condensed Consolidated Statements of Cash Flows -
   Six Months ended October 31, 2000 and 1999....................     6

Notes to Condensed Consolidated Financial Statements.............     7-8

Management's Discussion and Analysis
   Financial Condition and Results of Operations.................     9-10

PART II.
                               OTHER
INFORMATION......................................................     11

SIGNATURES.......................................................     12


             BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                   AT OCTOBER 31 AND APRIL 30, 2000


ASSETS                                                   10/31/00     4/30/00
                                                        (unaudited)  (audited)

Current Assets:
  Cash                                                  $   41,601  $ 160,090
  Accounts receivable, net of allowance for                222,351    237,018
     doubtful accounts of $11,702 at Oct. 31,
     and $25,600 at April 30, 2000
  Note receivable from Indian Gaming development           347,285    347,285
  Due from affiliate                                        42,356    308,181

  Contracts in process                                        -       385,500
  Inventories:
     Raw materials                                       1,585,825  1,524,391
     Work in process                                        65,344    132,699
     Finished goods                                         15,750     86,428
     Aircraft                                            1,455,666  1,455,666
                                                         ---------  ---------
                                                         3,122,585  3,199,184
Prepaid expenses and other assets                            6,937      6,184
                                                         ---------  ---------
        Total current assets                             3,783,115  4,643,442

Property, Plant and Equipment:
     Land & Building                                       948,089    948,089
     Machinery and equipment                             1,159,154  1,159,154
     Office furniture and fixtures                         607,736    607,736
     Leasehold improvements                                  4,249      4,249
                                                         ---------  ---------
               Total cost                                2,719,228  2,719,228

     Accumulated depreciation                           (1,503,798)(1,401,922)
                                                         ---------  ---------
               Net Property, Plant and equipment         1,215,430  1,317,306

     Supplemental Type Certificates                      1,366,897  1,397,967

Indian Gaming:
     Note receivable from Indian Gaming developments       798,808    936,340
     Advances for Indian gaming developments             1,811,976  1,780,094
          (net of reserves of $2,718,928 at
           Oct. 31 and April 30, 2000)

Other Assets
     Other assets                                          193,819    196,837
                                                         ---------  ---------
               Total Other Assets                          193,819    196,837
                                                         ---------  ---------
               Total Assets                            $9,170,045 $10,271,986
                                                        ---------  ----------



LIABILITIES AND SHAREHOLDERS'EQUITY                      10/31/00     4/30/00
                                                        (unaudited)  (audited)
Current Liabilities:
  Bank overdraft payable                                $  111,149  $  76,234
  Promissory notes payable                                 432,836    615,174
  Current maturities of long-term debt                     612,929    375,480
  Accounts Payable                                         808,463    735,237
  Customer Deposits                                        167,750    620,673
  Accrued liabilities -
     Compensation and compensated absences                 104,842    137,496
     Other                                                 214,886     91,481
                                                         ---------  ---------
          Total current liabilities                      2,452,855  2,651,775

Long-Term Debt, net of current maturities                2,834,207  2,939,821
Convertible debentures                                      78,000    273,000
                                                         ---------  ---------
          Total liabilities                              5,365,062  5,864,596

Shareholders' equity:
     Preferred stock, par value $5:                        112,136    112,136
     Authorized, 200,000 shares, all classes
     $1,000 Class B, 6%, convertible cumulative,
     liquidation and redemption value $1,000,
     issued and outstanding, 283.5 shares at
     10/31/00 & 283.5 shares at 4/30/00

Common stock, par value $.01:                              290,707    271,818
     Authorized, 40,000,000 shares
     Issued and outstanding 29,070,716
     Oct. 31, 2000 & 27,181,828 at April 31, 2000,
Capital contributed in excess of par                     9,734,661  9,558,549
Treasury stock, at cost (common shares 600,000 at
     10/31 and 600,000 at 4/30)                           (732,000)  (732,000)
               Total Indian Gaming (Long Term)           2,610,784  2,716,434

Retained deficit
      (deficit of $11,938,813 eliminated
       October 31, 1992)                                (5,600,521)(4,803,113)
                                                         ---------  ---------
          Total shareholders' equity                     3,804,983  4,407,390
                                                         ---------  ---------
               Total liabilities and shareholders'
               equity                                  $ 9,170,045$10,271,986
                                                         --------- ----------

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTHS ENDED

                                                            October 31,

                                                        2000          1999
                                                     (unaudited)   (unaudited)

     Net sales                                      $ 1,323,693  $  1,172,320
     Cost of sales                                    1,137,161     1,003,357
                                                      ---------     ---------
                                                        186,532       168,963

     Selling, general and administrative expenses       547,689       405,127
                                                      ---------     ---------
               Operating income (loss)                 (361,157)     (236,166)

     Other income (expense)
               Interest expense                         (85,196)      (34,027)
               Interest revenue                          33,708        43,178
               Other                                        175         2,377
                                                      ---------     ---------
                       Other expense                    (51,313)       11,528


     Income (loss)from continuing operations
        before taxes                                   (412,470)     (224,636)
     Provision for income taxes from continuing
        operations                                         -             -
                                                      ---------     ---------
     Income (loss) from continuing operations      $   (412,470)  $  (224,636)
                                                      ---------     ---------
               Net income (loss)                   $   (412,470)  $  (224,636)

     Basic earnings (loss) per common share:
          Continuing operations                           (0.02)        (0.02)
                                                      ---------     ---------
                                                   $      (0.02)  $     (0.02)

     Shares used in per share calculation            24,247,257    13,935,242
     Diluted earnings (loss) per common share             (0.02)        (0.02)
                                                      ---------     ---------
          Continuing operations                    $      (0.02)  $     (0.02)

Shares used in per share calculation                 24,247,257    13,935,242


The accompanying notes are an integral part of these condensed consolidated statements.



     BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME
                            FOR THE SIX MONTHS ENDED

                                                             October 31,

                                                           2000       1999
                                                      (unaudited)  (unaudited)

     Net sales                                     $   2,306,279  $ 2,652,099
     Cost of sales                                     2,027,761    1,974,366
                                                       ---------    ---------

                                                         278,518      677,733

     Selling, general and administrative expenses        979,434      691,472
                                                       ---------    ---------
               Operating income (loss)                  (700,916)     (13,739)

     Other income (expense)
          Interest expense                              (168,740)     (68,518)
          Interest revenue                                70,068       87,342
          Other                                            2,180        4,558
                                                       ---------    ---------
               Other expense                             (96,492)      23,382

     Income (loss)from continuing operations
          before taxes                                  (797,408)       9,643
     Provision for income taxes from continuing
          operations                                        -            -
                                                       ---------    ---------
     Income (loss) from continuing operations      $    (797,408)  $    9,643
                                                       ---------    ---------
                Net income (loss)                  $    (797,408)  $    9,643
     Basic earnings (loss) per common share:
          Continuing operations                            (0.03)        0.01
                                                       ---------    ---------
                                                   $       (0.03)  $     0.01
          Shares used in per share calculation        24,247,257   13,935,242
     Diluted earnings (loss) per common share              (0.03)        0.01
                                                       ---------    ---------
          Continuing operations                    $       (0.03)  $     0.01

Shares used in per share calculation                  24,247,257   13,935,242

The accompanying notes are an integral part of these condensed consolidated statements.

                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS
                   OF CASH FLOWS FOR THE SIX MONTHS ENDED

                                                            October 31,

                                                           2000       1999
                                                       (unaudited)(unaudited)

Cash flows from operating activities:
Net income (loss)                                    $  (797,408)  $    9,643
                                                        --------    ---------
     Adjustments to reconcile net income
        (loss) to net cash (used in) operations:
     Depreciation                                        101,876      107,916
     Amortization                                         31,070       39,762
     Other noncash expenses                                 -           2,400

Changes in assets and liabilities:
     Accounts receivable                                 280,492     (230,699)
     Contracts in process                                385,500      405,937
     Inventories                                          76,599       38,607
     Prepaid expenses and other current assets              (753)      59,045
     Other assets and other                                3,018       28,869
     Accounts payable                                    172,015      (53,358)
     Customer deposits                                  (452,923)    (146,189)
     Accrued liabilities                                  22,586     (106,088)
                                                       ---------    ---------
                                                   $     619,480  $   146,232
                                                       ---------    ---------
          Cash provided by (used in) operations    $    (177,928) $   155,875
                                                       ---------    ---------
Cash flows from investing activities:
     Capital expenditures, net                              -         (21,778)
     Indian Gaming Developments                          105,650      115,159
                                                       ---------    ---------
          Cash used in investing activities        $     105,650  $    93,381
                                                       ---------    ---------
Cash flows from financing activities:
     Net borrowings under promissory note                 17,662      (51,688)
     Proceeds from long-term debt                        123,088         -
     Repayments of long-term debt and lease
       obligations                                      (186,961)    (150,677)
                                                       ---------    ---------
          Cash provided by financing activities    $     (46,211) $  (202,365)
                                                       ---------    ---------
Net increase (decrease) in cash                         (118,489)      46,891

Cash, beginning of period                                160,090      161,808
                                                       ---------    ---------
Cash, end of period                                $      41,601  $   208,699
                                                       ---------    ---------

The accompanying notes are an integral part of these condensed consolidated statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.   The accompanying unaudited Condensed Consolidated
Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments
(consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and six months ended October 31, 2000 are not indicative of the results of operations that may be expected for the year ending April 30, 2001.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years.

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

Advances to the tribes and for gaming developments are capitalized and recorded as receivables from the tribes. These receivables, shown as Advances for Indian Gaming Development on the condensed consolidated balance sheet, represent costs to be reimbursed to the Company pending approval of Indian gaming in several locations. The Company has agreements in place which require payments to be made to the Company for the respective projects upon opening of Indian gaming facilities. Once gaming facilities have gained proper approvals, the Company will enter into note receivable arrangements with the tribe to secure reimbursement of advanced funds to the Company for the particular project. The Company currently has one note receivable shown as Note Receivable From Indian Gaming Development on the condensed consolidated balance sheet.

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

The Company has capitalized approximately $1,811,976 and $1,780,094 at October 31, 2000 and April 30, 2000 respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928 in fiscal year 2001 and 2000, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities.
Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

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

3. During the six months ended October 31, 2000, no shares were issued to reduce the convertible preferred stock. Convertible debt was reduced by $195,000 with the issuance of 1,888,888 shares of common stock.

4. The Class B, 6% convertible preferred stock did not convert any shares during the past six months and was recently acquired by members of the Board of Directors.

5. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options, convertible preferred, and convertible debentures have been considered in the dilutive earnings per share calculation, but not used in 2000 and 1999 because they are anti-dilutive.

6. Dividend of Subsidiary Stock to Shareholders: On May 4, 1999 the Company announced it would distribute to its shareholders the stock in the subsidiary Butler National Service Corporation
(BNSC). The assets of the subsidiary totaled approximately $1,623,000 and liabilities totaled approximately $1,620,000. The distribution will be made when the filings are approved by the Security and Exchange Commission. BNSC holds a contract to manage an Indian Gaming facility (The Stables) and will manage all Indian Gaming facilities when there is a contract between the Tribe and BNSC.

7. Research and Development: The Company charges to operations research and development costs. The amount charged in the quarter ended October 31, 2000 was approximately $237,800 and for the six months was approximately $513,100.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First quarter fiscal 2001 compared to restated first quarter fiscal 2000.

Overview: Consolidated sales were $2,306,279 for the six months ended October 31, 2000, compared to $2,652,099 for the six
months ended October 31, 1999, a decrease of (13%).   Sales for
the second fiscal quarter were $1,323,693 compared to $1,172,320 for the quarter ended October 31, 1999. Sales for the six month period decreased in the Avionics segment (5%), decreased in the Aircraft Modifications segment (17%), and decreased in the Monitoring Services segment (8%).

The Company recorded a net loss from continuing operations of $797,408 for the first half of fiscal 2001 compared to a net income from continuing operations of $9,643 in the same period of fiscal
2000.

Selling, General and Administrative expenses were $979,434 for the current quarter, an increase of $287,962 from the prior year.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment decreased $297,704 (17%) from $1,747,030 in the first half of the prior fiscal year to $1,449,326 in the first half of fiscal 2001. Gross profit decreased from $243,655 in the six months ending October 31, 1999 to $71,298 in the six months ending October 31, 2000. Second quarter fiscal 2001 sales were $883,846 compared to $737,567 in fiscal 2000. Second quarter gross profit was $114,332 and $(46,315), respectively. Sales and the related gross profit were lower in fiscal year 2001 than the previous year because of extended production lead times and related production efficiencies. Action has been taken to correct these scheduling variations and improvement is expected in the third and fourth quarters of fiscal 2001. The current backlog is approximately
$2,000,000. all of this backlog is expected to be completed by April 30, 2001.

Avionics:  Avionics unit sales were $163,538 for the six months ended October 31, 2000 compared to $171,770 in the comparable
period of the preceding year, a decrease of (5%).   Operating profits
for the six months ended October 31, 2000, were $(88,000) compared to $42,850 for the six months ended October 31, 1999.
The Company believes the sales volume will remain relatively stable with growth from new projects for the next few years.

As reported on October 12, 2000, Avionics added the Transient Suppression Device (TSD) to its line of Classic Aviation Products. Avionics expects to equip approximately 100 Boeing 747 aircraft with the Butler National TSD during fiscal years 2001 and 2002. Currently, the TSD order backlog is approximately $1,500,000 including some orders in the final closing phases. Avionics expects to ship the current backlog by April 30, 2001. Avionics may need additional working capital to finance the increased level of business. There can be no assurance that the additional financing will be available or that all the pending orders will be completed.

SCADA Systems and Monitoring Services: Sales for the six months ended October 31, 2000 were $642,138 compared to sales of $697,902 for the comparable period of the prior year a decrease of 8%. Operating profit for the six months was $105,044 compared to $210,047 for the six months ended October 31, 1999.
Fluctuations above the basic service business revenues are expected from quarter to quarter and year to year.

Temporary Services:   This segment did not recognize any
revenue in the first half of fiscal 2001 and fiscal 2000.

Indian Gaming Management (a division of Butler National
Corporation): This segment earned interest income of $33,708 during the quarter and $70,042 for the first six months and incurred no expenses during the current quarter. In the first half of fiscal 2001 $30,761 was expensed for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988.

COSTS AND EXPENSES

Operating expenses (selling, general and administrative): Expenses in the six months ended October 31, 2000, were $979,434 or 43% of sales compared to $691,472 or 26.1% of sales for the six months ended October 31, 1999, an increase of $287,962 or 42%. This increase was related to additional research and development costs of approximately $385,000.

Interest expense for the six months ended October 31, 2000, increased $100,222 from $68,518 in the first half of the prior year to $168,740. The Company continues to use its line of credit to maintain operations. The Company acquired a Lear 25 during fiscal 2000, for debt on an inventory floor plan of $1,400,000, the majority of the increase in interest expense relates to this acquisition and the related debt and the increased borrowing on the credit line. The Company intends to sell the learjet Model 25 in fiscal year 2002 after completion and certification of the RX modification STC.

Other income(expense) is income of $1,050 in the quarter ended
October 31, 2000, versus income of $4,558 in the quarter ended
October 31, 1999.

The Company employed 63 at October 31, 2000, and 56 at October
31, 1999.

EARNINGS

The Company recorded a loss of $797,408 in the six months ended October 31, 2000. This is comparable to a profit of $9,643 in the six months ended October 31, 1999. Earnings per share is a loss of $.03 and a profit of $.01 for the six months ending October 31, 2000, and October 31, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital.
Bank (Industrial State Bank) debt related to the Company's operating line was $432,835 at October 31, 2000, and was $419,887 at October 31, 1999.

The Company's unused line of credit was approximately $67,165 as of October 31, 2000 and approximately $80,113 as of October 31, 1999. The interest rate on the Company's line of credit is prime plus two, as of December 15, 2000, the interest rate is 11.5%.

The Company plans to continue using the promissory notes to fund working capital. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 2001. The extensions of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

The Company does not, as of October 31, 2000, have any material commitments for other capital expenditures other than the Management Services segment's requirements under the terms of the Indian gaming Management Agreements. These requirements are further described in this section.

Depending upon the development schedules, the Company, through Management Services, will need additional funds to complete its currently planned Indian gaming opportunities through its affiliate, Butler National Service Corporation. The Company will use current cash available, and additional funds, for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from: internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

Avionics added a new product line to its Classic Aviation Products group. Avionics may need additional working capital to finance the expected increased level of business. There can be no assurance that the additional financing will be available or that all the pending orders will be completed.

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


FORWARD LOOKING INFORMATION

The information set forth below includes "forward-looking" information as outlined in the Private Securities Litigation Reform Act of 1995. The Cautionary Statements, filed by the Company as
Exhibit 99 to the April 30, 2000 Form 10-K, are incorporated herein by reference and you are specifically referred to such Cautionary Statements for a discussion of factors which could affect the Company's operations and forward-looking statements contained herein.


                                  PART II.

                             OTHER INFORMATION

Responses to items 1, 3, and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

Item 2.        Changes in Securities
               The Company issued 1,888,888 shares of common stock related to the convertible debenture.

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

               99  Exhibit Number 99.
               Cautionary Statements for Purposes of the "Safe
               Harbor"  Provisions of the Private Securities
               Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 200.

               27.1  Financial Data Schedule (EDGAR version only).
               Filed herewith.

               The Company agrees to file with the Commission any agreement or instrument not filed as an exhibit upon the request of the Commission.

               (B)  Reports on Form 8-K.

               The Company filed a Form 8-K dated August 15,
               2000, reporting under Item 5, the status of the registrant's filings with the Securities and Exchange Commission.

               The Company filed a Form 8-K dated October 12,
               2000, reporting under Item 5, the issue of two press releases related to the FAA approval of the Company's Transient Suppression Device and the subsequent order status.

               The Company filed a Form 8-K dated October 18,
               2000, reporting under Item 5, the issue of a press release related to the Company's Transient
               Suppression Device lease option program.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       BUTLER NATIONAL CORPORATION

                               (Registrant)


December 14, 2000                  /S/ Clark D. Stewart
     Date                          Clark D.Stewart
                                   (President and Chief Executive Officer)


December 14, 2000                  /S/ Robert E. Leisure
     Date                          Robert E. Leisure
                                   (Chief Financial Officer)