Form 10-Q
period 2001-01-31
BUTLER NATIONAL CORP
filed 2001-03-23
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q

(Mark One)
           Quarterly Report Pursuant to Section 13 or 15(d) of the
      X                Securities Exchange Act of 1934

                     For the quarter ended January 31, 2001

          Transition Report Pursuant to Section 13 or 15 (d) of the
                       Security Exchange Act  of 1934

                   For the quarter ended January 31, 2001

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


     The number of shares outstanding of the Registrant's Common
Stock, $0.01 par value, as of January 31, 2001, was 29,070,716 shares.

                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


                                   INDEX

PART I                      FINANCIAL INFORMATION:                    PAGE NO.

Condensed Consolidated Balance Sheets - January 31, 2001
  and April 30, 2000.................................................    3


Condensed Consolidated Statements of Income - Three
  Months ended January 31, 2001 and 2000.............................    4


Condensed Consolidated Statements of Income - Nine
  Months ended January 31, 2001 and 2000.............................    5


Condensed Consolidated Statements of Cash Flows - Nine
  Months ended January 31, 2001 and 2000.............................    6


Notes to Condensed Consolidated Financial
Statements...........................................................    7-8


Management's Discussion and Analysis Financial Condition and Results
of Operations........................................................    9-11


PART II.

OTHER INFORMATION...................................................     12

SIGNATURES..........................................................     13


              BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                AT JANUARY 31, 2001 AND APRIL 30, 2000


ASSETS                                                   01/31/01      4/30/00
                                                         --------      -------
                                                      (unaudited)    (audited)

Current Assets:
  Cash                                                $    50,801 $   160,090
  Accounts receivable, net of allowance for               204,549     237,018
     doubtful accounts of $11,702 at Jan. 31,
     and $25,600 at April 30, 2000
  Note receivable from Indian Gaming development          347,285     347,285
  Due from affiliate                                      151,609     308,181

  Contracts in process                                       -        385,500
  Inventories:
     Raw materials                                      1,584,948   1,524,391
     Work in process                                       57,299     132,699
     Finished goods                                        28,404      86,428
     Aircraft                                           1,467,771   1,455,666
                                                        ---------   ---------
                                                        3,138,422   3,199,184
Prepaid expenses and other assets                         159,632       6,184
                                                        ---------   ---------
          Total current assets                          4,052,298   4,643,442

Property, Plant and Equipment:
     Land & building                                      948,089     948,089
     Machinery and equipment                            1,159,154   1,159,154
     Office furniture and fixtures                        607,736     607,736
     Leasehold improvements                                 4,249       4,249
                                                        ---------   ---------
               Total cost                               2,719,228   2,719,228

     Accumulated depreciation                          (1,548,597) (1,401,922)
                                                        ---------   ---------
               Net Property, Plant and Equipment        1,170,631   1,317,306

     Supplemental Type Certificates                     1,352,635   1,397,967

Indian Gaming:
     Note receivable from Indian Gaming developments      725,635     936,340
     Advances for Indian gaming developments            1,840,483   1,780,094
          (net of reserves of $2,718,928
           at Jan. 31, 2001 and April 30, 2000)
               Total Indian Gaming (Long Term)          2,566,118   2,716,434

Other Assets
     Other assets                                         196,837     196,837
                                                        ---------   ---------
               Total Other Assets                         196,837     196,837
                                                        ---------   ---------
               Total Assets                           $ 9,338,519 $10,271,986
                                                        =========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                         01/31/01      4/30/00
                                                         --------      -------
                                                       (unaudited)   (audited)
Current Liabilities:
  Bank overdraft payable                             $     70,503 $    76,234
  Promissory notes payable                                868,211     615,174
  Current maturities of long-term debt                    569,172     375,480
  Accounts payable                                        629,260     735,237
  Customer deposits                                       254,000     620,673
  Accrued liabilities -
     Compensation and compensated absences                118,827     137,496
     Other                                                120,472      91,481
                                                        ---------   ---------
          Total current liabilities                     2,630,445   2,651,775

Long-Term Debt, net of current maturities               2,793,771   2,939,821
Convertible debentures                                     78,000     273,000
                                                        ---------   ---------
          Total liabilities                             5,502,216   5,864,596

Shareholders' equity:
  Preferred stock, par value $5:                          112,136     112,136
  Authorized, 200,000 shares, all classes
  $1,000 Class B, 6%, convertible cumulative,
  liquidation and redemption value $1,000,
  issued and outstanding, 283.5 shares at
  01/31/01 & 283.5 shares at 4/30/00

Common stock, par value $.01:                            290,707      271,818
  Authorized, 40,000,000 shares
  Issued and outstanding 29,070,716 Jan. 31,
  2001 & 27,181,828 at April 31, 2000,

Capital contributed in excess of par                   9,734,661    9,558,549
Treasury stock, at cost (common shares
600,000 at 01/31 and 600,000 at 4/30)                  (732,000)    (732,000)

Retained deficit
  (deficit of $11,938,813 eliminated
   October 31, 1992)                                  (5,569,201)  (4,803,113)
                                                       ---------    ---------
     Total shareholders' equity                        3,836,303    4,407,390
                                                       ---------   ----------
      Total liabilities and shareholders' equity     $ 9,338,519  $10,271,986
                                                       =========   ==========
The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THREE MONTHS ENDED

                                                             January 31,
                                                       2001            2000
                                                   (unaudited)     (unaudited)
                                                   -----------      ----------
     Net sales                                  $    2,167,266  $     901,705

     Cost of sales                                   1,267,328        899,478
                                                     ---------      ---------
                                                       899,938          2,227

     Selling, general and administrative expenses      789,225        332,242
                                                     ---------      ---------
               Operating income (loss)                 110,713       (330,015)

     Other income (expense)

          Interest expense                            (108,452)       (55,439)

          Interest revenue                              38,741         42,241

          Other                                         18,853          1,759
                                                    ----------      ---------
               Other expense                           (50,858)       (11,439)


     Income (loss)from continuing operations
     before taxes                                      59,854        (341,454)

     Provision for income tax benefit                    -               -
                                                    ---------      ----------
     Income (loss) from continuing operations      $   59,854     $  (341,454)
                                                    ---------      ----------
               Net income (loss)                   $   59,854     $  (341,454)

     Basic earnings (loss) per common share:

          Continuing operations                          .002           (0.02)
                                                    ---------      ----------
                                                   $     .002     $     (0.02)

     Shares used in per share calculation          29,070,716      15,781,554


     Diluted earnings (loss) per common share            .002           (0.02)
                                                    ---------      ----------
          Continuing operations                    $     .002     $     (0.02)

Shares used in per share calculation               29,070,716      15,781,544

The accompanying notes are an integral part of these condensed consolidated statements.

                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE NINE MONTHS ENDED

                                                            January 31,
                                                        2001           2000
                                                   (unaudited)     (unaudited)
                                                   -----------      ----------
     Net sales                                     $ 3,876,028    $ 3,553,805

     Cost of sales                                   2,893,018      2,873,844
                                                     ---------      ---------
                                                       983,010        679,960

     Selling, general and administrative expenses    1,618,594      1,023,714
                                                     ---------      ---------
               Operating income (loss)                (635,584)      (343,754)

     Other income (expense)

          Interest expense                            (249,108)      (123,957)

          Interest revenue                              97,569        129,582

          Other                                         21,034          6,317
                                                    ----------      ---------
               Other expense                          (130,505)        11,942

     Income (loss)from continuing operations
     before taxes                                     (766,088)      (331,812)

     Provision for income tax benefit                     -              -
                                                     ---------      ---------
     Income (loss) from continuing operations       $ (766,088)    $ (331,812)
                                                     ---------     ----------
               Net income (loss)                    $ (766,088)    $ (331,812)


     Basic earnings (loss) per common share:

          Continuing operations                         (0.03)          (0.02)
                                                    ---------      ----------
                                                   $    (0.03)     $    (0.02)


          Shares used in per share calculation     29,070,716      15,781,554


     Diluted earnings (loss) per common share           (0.03)          (0.02)
                                                    ---------      ----------
          Continuing operations                    $    (0.03)     $    (0.02)

Shares used in per share calculation               29,070,716      15,781,554

The accompanying notes are an integral part of these condensed consolidated statements.

                 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED

                                                           January 31,
                                                        2001           2000
                                                    (unaudited)    (unaudited)
                                                    ----------      ---------
Cash flows from operating activities:
Net income (loss)                                  $  (766,088)   $  (331,811)
     Adjustments to reconcile net income
      (loss) to net cash (used in) operations:
     Deferred income taxes (benefit)                      -              -
     Depreciation                                      146,675        160,688
     Amortization                                       45,332         39,792
     Other noncash expenses                               -             2,401

Changes in assets and liabilities:
     Accounts receivable                               189,041        (66,476)
     Contracts in process                              385,500        405,937
     Inventories                                        60,762       (995,477)
     Prepaid expenses and other current assets        (153,448)        66,325
     Other assets and other                              -             34,472
     Accounts payable                                  (47,834)      (171,972)
     Customer deposits                                (366,673)      (572,314)
     Accrued liabilities                              (142,036)       (35,101)
     Note receivable                                      -              -
     Note payable                                      350,000           -
                                                   -----------     ----------
                                                  $    467,319    $(1,131,725)
                                                   -----------     ----------
          Cash provided by (used in) operations   $   (298,769)   $(1,463,536)
                                                   -----------     ----------

Cash flows from investing activities:
     Capital expenditures, net                           -            (22,454)
     Indian gaming developments                       150,316         285,301
                                                   ----------      ----------
          Cash used in investing activities       $   150,316    $    262,847

Cash flows from financing activities:
     Net borrowings under promissory note             103,037         (33,540)
     Proceeds from long-term debt                     123,088       1,405,000
     Repayments of long-term debt and lease
     obligations                                     (186,961)       (233,799)
Stock issuance for conversions and other                 -               -
                                                  ----------       ----------
          Cash provided by financing activities  $    39,164     $  1,137,661
                                                  ----------       ----------
Net increase (decrease) in cash                     (109,289)         (63,028)

Cash, beginning of period                            160,090          161,808

Cash, end of period                              $    50,801    $      97,878

The accompanying notes are an integral part of these condensed consolidated statements.

               BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and nine months ended January 31, 2001 are not indicative of the results of operations that may be expected for the year ending April 30, 2001.

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

The Company has capitalized approximately $1,840,483 and $1,780,094 at January 31, 2001 and April 30, 2000 respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928 in fiscal year 2001 and 2000, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances.
In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

As a part of a Management Contract approved by the National Indian
Gaming Commission (NIGC) on January 14, 1997, between the
Company's (then) wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the Tribes), the Company agreed to convert their current unsecured receivable from the Tribes to a secured note receivable with the Tribes of $3,500,000 at 2 percent over prime, to be repaid over five years, for the construction of the Stables gaming establishment and reimbursement for previously advanced funds. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building. In conjunction with the dividend of Butler National Service Corporation
(BNSC) shares to Company shareholders in May, 1999 $1,607,642 of the note was an asset of BNSC and $1,770,351 was an asset of the Company. The Company is currently receiving payments on the note on the Stables' operation. Amounts to be received on the notes are 2001 - $103,440; 2002 - $410,229; 2003 - $420,128 and 2004 - $92,341.

3. During the nine months ended January 31, 2001, no shares were issued to reduce the convertible preferred stock or the convertible debenture debt.

4. The Class B, 6% convertible preferred stock did not convert any shares during the past nine months and was recently acquired by members of the Board of Directors.

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

7. Research and Development: The Company charges to operations research and development costs. The amount charged in the quarter ended January 31, 2001 was approximately $74,238 and for the nine months was approximately $587,325.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Third quarter fiscal 2001 compared to third quarter fiscal 2000

Overview: Consolidated sales were $3,876,028 for the nine months ended January 31, 2001, compared to $3,553,805 for the nine months
ended January 31, 2000, an increase of (9.1%).   Sales for the third fiscal
quarter were $2,167,266 compared to $901,705 for the quarter ended
January 31, 2000. Sales for the nine month period decreased in the Avionics segment (14%), increased in the Aircraft Modifications segment (14%), and decreased in the Monitoring Services segment
(8%).

The Company recorded a net loss from continuing operations of $766,088 for the first nine months of fiscal 2001 compared to a net loss from continuing operations of $(331,812) in the same period of fiscal 2000.

Selling, General and Administrative expenses were $789,225 for the current quarter, an increase of $456,983 from the prior year reflecting the incrdased TSD development costs.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment decreased $322,218 (14%) from $2,388,327 in the first nine months of the prior fiscal year to $2,710,545 in the first nine months of fiscal 2001. Gross profit increased from $235,756 in the nine months ending January 31, 2000 to $663,684 in the nine months ending January 31, 2001. Third quarter fiscal 2001 sales were $1,751,432 compared to $878,426 in fiscal 2000. Third quarter gross profit was $769,901 and $(66,986), respectively. Sales and the related gross profit were lower in fiscal year 2001 than the previous year because of extended production lead times and related production efficiencies. Action was taken to correct these scheduling variations and improve productivity. The current backlog is approximately $1,000,000. All of this backlog is expected to be completed by April 30, 2001.

Avionics:  Avionics unit sales were $209,652 for the nine months ended January 31, 2001 compared to $243,352 in the comparable
period of the preceding year, a decrease of (13.8%).   Operating profits for
the nine months ended January 31, 2001, were $44,882 compared to $136,324 for the nine months ended January 31, 2000. The Company believes the sales volume will remain relatively stable with growth from new projects for the next few years.

As reported on October 12, 2000, Avionics added the Transient
Suppression Device (TSD) to its line of Classic Aviation Products. Avionics expects to equip approximately 100 Boeing 747 aircraft with the Butler National TSD during fiscal years 2001 and 2002. Currently, the TSD order backlog is approximately $1,700,000 including some unsigned orders in the final closing phases. Avionics expects to ship a portion of the current backlog by April 30, 2001. Avionics may need additional working capital to finance the increased level of business. There can be no assurance that the additional financing will be available or that all the pending orders will be completed.

SCADA Systems and Monitoring Services: Sales for the nine months ended January 31, 2001 were $870,379 compared to sales of $886,595 for the comparable period of the prior year a decrease of 2%. Operating profit for the nine months was $315,106 compared to $363,488 for the nine months ended January 31, 2000. Fluctuations above the basic service business revenues are expected from quarter to quarter and year to year.

Temporary Services:   This segment did not recognize any revenue in
the first nine months of fiscal 2001 and fiscal 2000.

Indian Gaming Management (a division of Butler National
Corporation): This segment earned interest income of $38,741 during the quarter and $97,544 for the first nine months and incurred no

<PAGEl

expenses during the current quarter. In the first nine months of fiscal 2001 $40,160 was expensed for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988.

COSTS AND EXPENSES

Operating expenses (selling, general and administrative): Expenses in the nine months ended January 31, 2001, were $1,618,594 or 42% of sales compared to $1,023,714 or 30% of sales for the nine months ended January 31, 2000, an increase of $603,445 reflecting the increased TSD development costs.

Interest expense for the nine months ended January 31, 2001, increased $125,151 from $123,957 in the first nine months of the prior year to $249,108. The Company continues to use its line of credit to maintain operations. The Company acquired a Lear 25 during fiscal 2000, for debt on an inventory floor plan of $1,400,000, the majority of the increase in interest expense relates to this acquisition and the related short term debt and the increased borrowing on the credit line. The Company intends to sell the learjet Model 25 in fiscal year 2002 after completion and certification of the RX modification STC.

Other income(expense) is income of $18,853 in the quarter ended
January 31, 2001, versus income of $1,759 in the quarter ended
January 31, 2000.

The Company employed 59 at January 31, 2001, and 60 at January 31,
2000.

EARNINGS

The Company recorded a loss of $766,088 in the nine months ended January 31, 2001. This is comparable to a loss of $331,812 in the nine months ended January 31, 2000. Earnings per share is a loss of $.03 and a loss of $.02 for the nine months ending January 31, 2001, and January 31, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $468,210 at January 31, 2001, and was $438,035 at January 31,
2000.

The Company's unused line of credit was approximately $31,790 as of January 31, 2001 and approximately $61,964 as of January 31, 2000.
The interest rate on the Company's line of credit is prime plus two, as of March 15, 2001, the interest rate is 11.0%.

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

The Company does not, as of January 31, 2001, have any material commitments for other capital expenditures other than the Management Services segment's requirements under the terms of the Indian Gaming Management agreements. These requirements are further described in this section.

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

               99  Exhibit Number 99.
               Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2000.

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


                                    BUTLER NATIONAL CORPORATION
                                           (Registrant)


March 23, 2001                      /S/ Clark D. Stewart
    Date                            Clark D. Stewart
                                    (President and Chief Executive Officer)


March 23, 2001                      /S/ Stanley D. Nolind
    Date                            Stanley D. Nolind
                                    (Chief Financial Officer)