Form 10-K
period 2001-04-30
BUTLER NATIONAL CORP
filed 2001-08-14
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C.
          __________________

               FORM 10-K
            _______________

(Mark One)        Annual Report Pursuant to Section 13 or 15(d) of the
        X                       Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended April 30, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $3,077,031 at July 30, 2001, when the average bid and asked prices of such stock was $0.14.

     The number of shares outstanding of the Registrant's Common
Stock, $0.01 par value, as of July 30, 2001, was 37,283,278 shares.



DOCUMENTS INCORPORATED BY REFERENCE: NONE

This Form 10-K consists of 51 pages (including exhibits). The index to exhibits is set forth on pages 23-25.

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

  Avionics - principally includes the manufacture of airborne switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90 and the KC-10 aircraft and Transient Suppression Devices
     (TSD's) for fuel tank protection on Boeing Classic aircraft. We provide these services through our subsidiary, Butler National Corporation - Tempe, Arizona ("Switching Units", "Avionics" or "WAI").

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







     Assets as of April 30, 2001 and Net Revenues for the year ended April 30, 2001.


Industry Segment
Assets
Revenue


Aircraft Modifications
46.2%
54.7%


Avionics
4.4%
17.1%


Gaming
37.4%
7.3%


Monitoring Services
1.6%
18.9%


Temporary Services
0.0%
0.0%


Corporate Office
10.4%
2.0%



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


Financial Information about Industry Segments

Information with respect to the Company's industry segments are found at Note 14 of Notes to Consolidated Financial Statements for the year ended April 30, 2001, located herein at page 46.

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

Sales of the Aircraft Modifications product line are handled directly through Avcon. Specialty modifications are quoted individually by job. The Company is geographically located in the marketplace for Aircraft Modifications products. The Company believes there are two primary competitors (AAR of Oklahoma, and Raisbeck Engineering) in the industry in which the Aircraft Modifications division participates.

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

Marketing is accomplished directly between the Company and Boeing McDonnell Douglas. Competition is minimal. However, sales are directly related to Boeing McDonnell Douglas' production of DC-9, DC-
10, DC9/80, MD-80, MD-90, MD-11 and KC-10 tanker aircraft. The current Boeing McDonnell Douglas contract was completed in fiscal
2000. The customer stopped aircraft production in the year 2000. The impact on our business of stopping production will be minimal due to planning on this issue for many years. The Company has received additional contracts for these products, which has sustained our business.

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

Avionics - Safety Products: Our mission is to provide and support economical products for older aircraft, often referred to as "Classic" aircraft. As a result of more than 35 years in the aircraft switching unit business, we recognize the need to support many aircraft in the last half of their expected service life. We have adopted a business theme that promotes us as a designer and supplier of "Classic Aviation Products".
These Classic products are a part of our Avionics business segment. A part of the Classic products are directed to supporting safety of flight for the older aircraft ("Safety Products").

We worked with Honeywell to design the Butler National Transient Suppression Device ("TSD"). The TSD is approved and certified by the Federal Aviation Administration ("FAA") under STC number
ST00846SE and is owned, manufactured and marketed by us. We sell the TSD to the owners and/or operators of Boeing 747 Classic aricraft with a Honeywell Fuel Quantity Indicating System ("FQIS"). The TSD is one solution to the requirements of AD 98-20-40 issued by the FAA to protect the aircraft fuel tanks from hazardous energy levels introduced through the wiring of the FQIS. The AD was issued as a result of the TWA 800 accident in July 1996. The industry has until November 3,
2001 to comply with AD 98-20-40.

There are approximately 400 Boeing 747 Classic aircraft with Honeywell FQIS. The actual number of aircraft needing our TSD is hard to estimate because a number of these aircraft will be permanently removed from service, a number will have the FQIS system converted from the Honeywell system to a BF Goodrich digital or Smiths digital system, and a number will be protected by a Boeing/BF Goodrich protection device.
We believe that all of the other protection alternatives are more expensive and more complex than our TSD.

We have been shipping the Butler National Boeing 747 TSD since April
2001 and expect sales and shipments to continue through the compliance date. In addition, we expect to provide TSD protection for the Boeing 747 Classic aircraft coming out of storage after the compliance date. We expect to make some TSD sales because the other alternative solutions may not be available by the compliance date.

We have applied to the FAA for an STC approval for installation of the TSD on the Boeing 737 Classic aircraft. The TSD is one solution to meet the requirements of AD 99-03-04 issued by the FAA to protect the Boeing 737 aircraft fuel tanks from hazardous energy levels introduced through the wiring of the FQIS. The industry has until March 9, 2003 to comply with AD 99-03-04.

There are approximately 1,000 Boeing 737 Classic aircraft in this market. Estimating the volume of Butler National 737 TSD sales is subject to the same contingencies as described above.

The FAA issued a Special Federal Aviation Requirement ("SFAR") No.
88 titled "Fuel Tank System Fault Tolerance Evaluation Requirements" applicable to turbine-powered aircraft certified to carry 30 or more passengers or a certified payload capacity of 7,500 pounds or more. We believe that SFAR-88 will open the market for Butler National designed TSD products to many more aircraft than the Boeing 747 and 737 Classics. The initial compliance date for the requirements of the SFAR is December 6, 2002. The second compliance date is June 7, 2004.

SFAR-88 requires protection for all systems that might provide an ignition source to the aircraft fuel tank system. In general, we believe that this requirement will require protective devices on all aircraft parts using electrical power in the fuel system such as fuel pumps, fuel valves, float switches, etc. To address this market, we have applied to the FAA for an STC for a Ground Fault Interruption ("GFI") for the Boeing 747 and 737 Classic aircraft. The Butler GFI product line will be sensitive to unusual power requirements of the electrical systems related to the fuel system. We have not determined the scope and size of this market.

We have a number of additional STC applications on file with the FAA related to the Safety Products group, and addressing the expected future requirements of SFAR-88 and the Federal Aviation Regulations.

Management Services: BNSC is engaged in the business of providing management services to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. The Company has three management agreements in place; however, the performance of these agreements is contingent upon and subject to approval by the Secretary of Interior, Bureau of Indian Affairs, National Indian Gaming Commission and the appropriate state, if required. Also, the Company has signed consulting engagement letters with two tribes to study and develop plans for Indian gaming. See Liquidity and Capital Resources, Page 15.

The Management Agreement between the Indian tribe (the owner and operator) and Butler National Service Corporation (the manager) is the final approval document issued by the National Indian Gaming
Commission ("NIGC") before Indian gaming is authorized.  The
Management Agreement or Contract is authorized and approved by the NIGC pursuant to the Indian Gaming Regulatory Act of 1988, PL 100-
497, 102 Stat. 2467,25 U.S.C. 2701-2721 (sometimes referred to as
"IGRA"). Before the Management Agreement is approved by the NIGC, all required contracts with other parties must be approved; including, (a) the compact with the state for class III gaming, if applicable, (b) compliance with the requirements of the National Environmental
Protection Agency ("NEPA"), (c) a Tribal Gaming Ordinance approved by the NIGC, and (d) Indian land leases, if applicable approved by the Bureau of Indian Affairs ("BIA").

The management consulting engagement letters provide for advances of funds to the Indian tribes by BNSC for professional services, fees, licenses, travel, administrative costs, documentation, procedure manuals, purchases of property and equipment and other costs related to the approval and opening of an establishment. These advances are considered to be a receivable from the Tribe and to be repaid by the Tribe from the funding to open the enterprise. The ability to collect the funds related to these advances depends upon the opening of the establishment or in the alternative the liquidation of the inventory and receivable accumulated in the event the establishment is not opened. However, if the collection and/or liquidation efforts are not successful, BNSC may suffer a significant loss of asset value. See Liquidity and Capital Resources, page 15.

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

The Princess Maria Casino, an Indian gaming establishment, is under construction and is expected to open for business in July 2004. The Management Agreement between the Miami Tribe (the owner and operator) and Butler National Service Corporation (the Manager) originally filed in 1992 was approved January 7, 2000. The State of Kansas has challenged the BIA's determination of Indian land. However, the Miami Tribe expects a favorable determination by the Federal District Court for the District of Kansas.

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

Temporary Services: BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas and Missouri. Currently, this Company is inactive. BTS plans to provide contract staffing for the Princess Maria establishment planned to open in 2004.

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




















Backlog: Our backlog as of April 30, 2001, 2000, and 1999, was as follows:



Industry segment

                               2001

                               2000

                               1999



                               Aircraft
                          Modifications

                              1,303,000

                              1,653,000


                              2,274,000



                               Avionics

                              1,719,002

                                145,000

                                295,000



                             Monitoring
                               Services

                                226,714

                                362,238

                                504,736



                              Corporate

                                 75,390

                                 47,500

                                -



            Total
          backlog



                             $3,324,106


                             $2,207,738


                             $3,073,736


Our backlog as of July 30, 2001 totaled $5,458,499; consisting of $1,581,400, $1,582,000, $2,154,783 and $140,316 respectively, for
Aircraft Modifications, Avionics, Monitoring Services, and Corporate.
The backlog includes firm orders, which may not be completed within the next twelve months. Backlog that we expect not to be filled within the next year totals $2,357,275; consisting of $730,000, $0, $1,627,275, and $0. These numbers represent firm orders that may not be completed within the year. This is standard for the industry in which modifications and related contracts may take several months or years to complete.
Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed.

Our backlog in Monitoring Services increased due to our annual contract with a customer (City of Plantation) being extended to a five-year contract. Two years remain on this contract.

Employees: We employed 56 people on April 30, 2001 compared to 62 people on April 30, 2000, and 59 people on April 30, 1999. As of July 30, 2001, we employed 47 people. None of our employees are subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and
Export Sales: Information with respect to Domestic Operations may be found at Note 14 of Notes to Consolidated Financial Statements for the year ended April 30, 2001, located herein at page 46. There are no foreign operations. All product sales, title passes to the customer in the USA.

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

We announced plans to distribute the IGS common stock to the shareholders of record owning our common stock at the close of business on May 24, 1999.  The shares of the IGS were planned to be distributed to the shareholders at a ratio of one share of common stock of the IGS for each share of our stock owned at the close of business on May 24, 1999. The original date of an Information Statement and distribution was
expected to be July 31, 1999.   Distribution will be made as soon as the
Form 10 is completed and approved by the SEC. A draft of the Form 10 was filed with the SEC on March 7, 2001. As a result of this filing, among other things, the SEC directed the Company to report all gaming operations as a part of this Form 10-K until such time as the distribution is approved by the SEC. No date has been defined for this approval.


Item 2.  PROPERTIES

Our corporate headquarters are located in a 9,000 square foot owned facility for office and storage space at 19920 West 161st Street, in Olathe, Kansas. The facilities are adequate for current and anticipated operations.

Our Company's Aircraft Modifications Division is located at the municipal airport in Newton, Kansas, in facilities occupied under a long-term lease extending to March 31, 2003, at an annual rent of $73,860.
The lease is renewable for an additional five-year term. These facilities are adequate for current and anticipated operations.

Our wholly owned subsidiary, Butler National Services, Inc. has its principal offices in Ft. Lauderdale, Florida, in facilities occupied under a three-year lease ending March 31, 2002. The annual rental is approximately $32,220. The facilities are adequate for current and anticipated operations.

Our wholly owned subsidiary, Butler National Corporation - Tempe,
Arizona (formerly Woodson Avionics, Inc.), had its principal offices and manufacturing operations in Tempe, Arizona. As of January 1, 2000, the Company rents 8,300 square foot of space for $4,128 per month. The lease expires December 31, 2003. The facilities are adequate for current and anticipated operations.

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

With the exception of 30,000 common shares owned at settlement by the Holders, sales of the previous converted common shares, 148,849 shares, plus any newly converted common shares, will be limited to the greater of $30,000 or twenty-five percent (25%) of the previous weeks trading volume. Additionally, accrued dividends ($54,397) on the Preferred Stock will be paid in shares of common stock. The holders agreed to waive all future dividends. All transactions are being handled through one broker and all activity is reported on a weekly basis. The Holders also received 770,000 three-year warrants to purchase restricted common stock at $1.45 per share. As of April 30, 2001, the members of the Board of Directors purchased the outstanding convertible preferred stock and converted the preferred stock to common stock of the Company.

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

All of the defendants have asked the Courts to dismiss the case because they believe the determination of Indian land is a power reserved for the United States by the constitution of the United States. The Miami Tribe expects a favorable determination by the Federal District Court for the District of Kansas.

As of July 30, 2001, there are no other known legal proceedings pending against the Company. The Company considered all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. The Company believes that the resolution of those unknown claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2001.





The rest of this page intentionally left blank.














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

  The range of the high and low bid prices per share of the Company's common stock, for fiscal years 2001 and 2000, as reported by NASDAQ, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.





           Year Ended April
               30, 2001

           Year Ended April
               30, 2000





                 High

                  Low

                 High

                  Low



             First Quarter

                 5/32

                 9/64

                 23/32

                  1/8



                Second
                Quarter

                 5/32

                 9/64

                 3/16

                 7/128



             Third Quarter

                 7/64

                 3/32

                  1/8

                 3/64



                Fourth
                Quarter

                 1/10

                 1/10

                 19/64

                 7/64



(b) Holders: The approximate number of holders of record of the Company's common stock, as of July 30, 2001, was 2,900.

(c) Dividends: The Company has not paid any cash dividends on its common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.


SECURITIES CONVERTIBLE TO COMMON STOCK:

As of July 30, 2001 there were no Convertible Preferred or Convertible Debenture shares outstanding.







The rest of this page intentionally left blank.







Item 6.  SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and with the Consolidated Financial Statements and related Notes included elsewhere in the report.


       Year Ended April 30

(In thousands except per share date)






                                   2001


                                   2000


                                   1999


                                   1998
                             (Restated)

                                   1997
                             (Restated)













                              Net Sales

                                $6,008

                                $4,606

                              $  6,612

                               $ 5,456

                                $4,062





Income (Loss)
from
Continuing
Operations
(485)
(1,136)

                                  (282)

                                   399

                                  (575)





Income (Loss)
from/on
Discontinued
Operations
       -
       -

                                (1,698)

                                   269

                                  (688)





Net Income
(Loss)
($485)
($1,136)

                               $(1,980)

                               $    668


                               $(1,263)



















                              Basic Per
                                  Share













Income (Loss)
from
Continuing
Operations
$(0.02)
$(0.06)

    $ (0.03)

                              $   0.03

                               $ (0.06)





Income (Loss)
from/on
Discontinued
Operations
      -
     -

                                 (0.14)

                                 (0.03)

                                 (0.07)





Net Income
(Loss)
$(0.02)
$(0.06)

                                $(0.17)

                              $   0.00

                               $ (0.13)



















Selected
Balance Sheet
Information














Total Assets
$10,607
$10,272

                               $11,729

                               $10,870

                              $ 10,070





Long-term
Obligations
(excluding
current
maturities)
$ 3,254
$ 2,940

                               $ 3,065

                              $  1,926

                             $   1,541






Cash dividends
declared per
common share
None
None

                   None

                    None

                    None



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 2001 compared to Fiscal 2000
The Company's sales for fiscal 2001 were $6,008,963, an increase of 30.4% from fiscal 2000 sales of $4,606,809. Discussion of specific changes by operation follows.

Aircraft Modification: Sales from the Aircraft Modifications business segment increased 5%, from $3,130,835 in fiscal 2000, to $3,288,669 in 2001. This segment had an operating profit of $57,525 in 2001, compared to a $667,939 loss in 2000.

Avionics: Sales from the Avionics business segment increased 276%, from $274,335 in fiscal 2000, to $1,030,445 in fiscal 2001. This increase is directly related to the sales of the Butler National Transient Suppression Device (TSD) for the Boeing 747 Classic aircraft. Sales of switching units to the major OEM customer decreased due to the phase out schedule of this type of aircraft. Sales for aircraft repair and refurbishment increased 4%, from fiscal 2000 to fiscal 2001. Operating profits increased from ($117,658) in fiscal 2000 to $187,431 in fiscal 2001. Management expects this business segment to continue to increase in future years due to the additional new TSD products.

SCADA Systems and Monitoring Services:  Revenue from Monitoring
Services increased from $1,118,081 in fiscal 2000 to $1,135,804 in fiscal 2001, an increase of 1.6%. During fiscal 2001, the Company maintained a relatively level volume of long-term contracts with municipalities. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. The Company's contracts with its two largest customers have been renewed for fiscal 2001. An operating loss of $9,644 in Monitoring Services was recorded in fiscal 2001, compared to a fiscal 2000 loss of $5,836.

The Company believes the service business of this segment will continue to grow at a moderate rate. This segment has experienced general increases over the past few years and the Company expects this trend to continue.

Temporary Services: BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas and Missouri. Currently, this Company is inactive. BTS plans to provide contract staffing for the Princess Maria establishment planned to open in early 2004.


Management Services
               -General-

The Company has advanced and invested a total of $8,080,304 in land, land improvements, professional design fees and other consulting and legal costs related to the development of Indian Gaming facilities. Included in these advances and investments are lands and other areas located adjacent to residential developments. The Company believes that these tracts could be developed and sold for residential and commercial use, other than Indian gaming, if the gaming enterprises do not open. Additional improvements, including access roads, water and sewer services, etc. are planned for these lands. After these improvements, these lands may be sold in small tracts. This would allow the Company to recover the majority, if not all, of the land investments and other gaming costs.


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

The total advances and investment related to the Princess Maria at April 30, 2001, was $832,336. This amount is net of a reserve of $1,413,511, which represents the current net realizable value of the advanced receivable.

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

All of the defendants have asked the Courts to dismiss the case because they believe the determination of Indian land is a power reserved for the United States by the constitution of the United States. The Miami Tribe expects a favorable determination by the Federal District Court for the District of Kansas.

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

The Company is providing consulting and construction management services in the development of the facility and manages the joint-venture operation for the tribes. The STABLES facility is approximately 22,000 square feet and located directly south of the Modoc Tribal Headquarters building in Miami. The complex contains off-track betting windows, a bingo hall, bar and a restaurant. The Company's Management
Agreement was approved by the NIGC on January 14, 1997. Under the Management Agreement, as approved, the Company, as manager, is to receive a 30% share of the profits and reimbursement of development costs.

The STABLES opened in September 1998. The estimated project cost is approximately $3,500,000. Funds have been provided from the Company's operations and long-term financing was obtained.



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

The Management Contract was approved by the NIGC on January 14,
1997. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building.

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

The total advances and investment related to Shawnee Reserve No. 206 at April 30, 2001, was $827,982. This amount is net of a reserve of $849,222, which represents the current net realizable value of the advanced receivable.

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

The total advances and investment related to Modoc Tribe at April 30, 2001, was $148,336. This amount is net of a reserve of $337,436, which represents the current net realizable value of the advanced receivable.

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

The total advances and investment related to Other Gaming at April 30, 2001, was $18,112. This amount is net of a reserve of $58,324 which represents the current net realizable value of the advanced receivable.

Selling, General and Administrative (SG&A):  Expenses increased
$676,304 (40.7%) in fiscal year 2001.  These expenses were $2,337,888, or 38.9% of revenue, in fiscal 2001, and $1,661,584, or 36.1% of revenue in fiscal 2000.

Other Income (Expense): Other expense increased from $33,944 in fiscal 2000 to $147,963 in fiscal 2001. This increase is a result of higher interest costs.

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

Switching Units: Sales from the Avionics Switching Unit business segment decreased 41%, from $465,830 in fiscal 1999, to $274,335 in fiscal 2000. Sales to the major OEM customer decreased 67% due to the phase out schedule of this type of aircraft. Sales for aircraft repair and refurbishment increased 4%, from fiscal 1999 to fiscal 2000. Operating profits decreased from ($46,370) in fiscal 1999 to ($117,658) in fiscal 2000.

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

Other Income (Expense): Other expense decreased from $57,317 in fiscal 1999 to $33,944 in fiscal 2000. This decrease is a result of decreased interest charges.

Liquidity and Capital Resources

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $348,590 at April 30, 2001, and $615,174 at April 30, 2000.

The Company's unused line of credit at April 30, 2001 was $3,746. As of July 30, 2001, the Company's unused line of credit was $149,456. The Company's line of credit is $500,000. The interest rate on the Company's line of credit is prime plus two as of July 30, 2001, the interest rate is 8.75%.

The Company plans to continue using the promissory notes-payable to fund working capital. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 2002. The extensions of the promissory notes-payable is consistent with prior years. If the Bank were to demand repayment of the notes-payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

The Company does not, as of April 30, 2001, have any material commitments for other capital expenditures other than the Management segment's requirements under the terms of the Indian gaming
Management Agreements. These requirements are further described in this section.

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

Analysis of Cash Flow

During fiscal 2001, the Company's cash position decreased by $52,019.
A majority of the cash flow in fiscal 2001 is due to the proceeds of the outside loans.

Operating Activities: Modification customer's deposits decreased approximately $453,143. These funds are fully earned upon completion of the projects. Inventories increased $186,623 because of an increase in TSD parts.

Investing Activities: The $637,079 decrease in the note receivable are advances under the note from the Stables bingo facility.

The remaining cash used in investing activities is due to the use of approximately $81,282 related to the development of Indian gaming and approximately $14,516 to purchase tooling and equipment at Modifications and Services.

Changing Prices and Inflation

The Company did not experience any significant pressure from inflation in 2001.





The rest of this page intentionally left blank.





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

        Expected Maturity Date
        (Dollars in thousands)






                                   2002


                                   2003


                                   2004


                                   2005





Assets
Note receivable:

                                $   647

                                 $ 647

                                  $ 639

                             $   -





                          Variable rate









                  Average interest rate

                                  11.5%

                                  11.5%

                                  11.5%

                                  11.5%






Liabilities
Long-term debt:

$  1,321

$ 2,240

$ 420

$ 194





   Variable rate









   Average interest rate

                                  11.5%
                                  11.5%
                                  11.5%
                                  11.5%















                                   2006


                                  Total

                                   Fair
                                  Value





Assets
Note receivable:

$   -

$1,933

$1,933





   Variable rate








   Average interest rate

11.5%

11.5%

11.5%






Liabilities
Long-term debt:

$ 186

 $4,575

$4,575





   Variable rate








   Average interest rate
11.5%

11.5%

11.5%










Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL
DATA

The Financial Statements of the Registrant are set forth on pages 27 through 47 of this report.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

The Company has had no disagreements with their current accountants.


The rest of this page intentionally left blank.
               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

The names and ages of the directors, their principal occupations for at least the past five years are set forth below, based on information furnished to the Company by the directors.



Name of Nominee
and Director and
Age


                Served
  Since




     Principal Occupation for Last
         Five Years and Other
             Directorships



           Clark D. Stewart
                 (61)

                 1989

     President of the Company from
    September 1, 1989 to present.
    President of Tradewind Systems,
     Inc. (consulting and computer
   sales) 1980 to present; Executive
         Vice President of RO
      Corporation (manufacturing)
      1986 to 1989; President of
      Tradewind Industries, Inc.
     (manufacturing) 1979 to 1985.



           R. Warren Wagoner
                 (49)

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



           William E. Logan
                 (63)

                 1990

    Vice President and Treasurer of
        WH of KC, Inc. (Wendy's
       franchisee) June, 1984 to
     present.  Vice President and
       Treasurer of Valley Foods
    Services, Inc. (wholesale food
   distributor) June, 1988 to April,
   1993.  Professional practice as a
      Certified Public Accountant
             1965 to 1984.



          William A. Griffith
                 (54)

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



            David B. Hayden
                 (55)

                 1996

       Co-owner and President of
    Kings Avionics, Inc. since 1974
  (avionics sales and service).  Co-
      owner of Kings Aviation LLP
    (aircraft fixed base operation
     and maintenance) since 1994.
     Field Engineer for King Radio
         Corporation (avionics
     manufacturing) 1966 to 1974.



The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of shareholders and at special meetings held during the year. The executive officers are as follows:


                 Name

                  Age

               Position



           R. Warren Wagoner

                  49

            Chairman of the
          Board of Directors



           Clark D. Stewart

                  61

             President and
            Chief Executive
                Officer



            Larry W. Franke

                  57

             President of
           Avcon Industries,
            Inc., a wholly-
           owned subsidiary
                  of
              the Company



           Jon C. Fischrupp

                  61

             President of
            Butler National
           Services, Inc., a
             wholly-owned
           subsidiary of the
                Company



           Stanley D. Nolind

                  57

            Chief Financial
                Officer



          William A. Griffith

                  54

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

Stanley D. Nolind was a Senior Accountant with Arthur Andersen & Co.
from June 1969 until May 1972. Mr. Nolind was Treasurer of Forslunds, Inc., and industrial distributor, from June 1972 until December 1984. He was Controller/Treasurer at Kaw Transport Company from January 1985 until December 2000. Mr. Nolind joined the Company in January 2001.

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












The rest of this page intentionally left blank.



























Item 11.  EXECUTIVE COMPENSATION

SUMMARY

The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (determined as of the end of the last fiscal year) for the fiscal years ended April 30, 2001, 2000 and 1999:

      SUMMARY COMPENSATION TABLE


               Name and
          Principal Position



          Annual Compensation









                 Year


                Salary
                  ($)


                 Bonus
                  ($)

Other Annual
  Compensation
        ($)



Clark D. Stewart,
President and
CEO, Director

                  01
                  00
                  99


                237,986
                237,986
                218,743


                  ---
                  ---
                  ---

                  ---
                  ---
                  ---





Name and
Principal
Position


        Long Term Compensation
          Awards               Payouts











                   Y
                   e
                   a
                   r
              Restricted
                 Stock
             Award(s)  ($)
              Securities
              Underlying
                Options
               (no.)(1)

                 LTIP
                 Payo
                  uts
                  ($)

                  All
                 Other
                 Compe
                nsation
                  ($)



               Clark D.
               Stewart,
             President and
                 CEO,
               Director

                  01
                  00
                  99


                  ---
                  ---
                  ---

                250,000
                575,000
               (820,000)


                  ---
                  ---
                  ---

                  ---
                  ---
                  ---



  (1) Represents options granted or (cancelled) pursuant to the Company's Nonqualified Stock Option Plans 250,000 in 2001;
575,000 in 2000; and (820,000) in 1999.



 OPTION GRANTS, EXERCISES AND HOLDINGS

The following table provides further information concerning grants of stock options pursuant to the 1989 Nonqualified Stock Option Plan during the fiscal 2001 year to the named executive officers:

   OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants







Name and Position


               Number of
              Securities
              Underlying
                Options
              Granted (#)
              Percent of
                 Total
                Options
              Granted to
             Employees in
              Fiscal Year



              Exercise or
              Base Price
                ($/Sh)



           Clark D. Stewart,
        Chief Executive
              Officer(1)

                250,000


                 8.8%


                  .09











Name and Position




Expiration
Date
Potential Realizable Value
at Assumed Annual Rates of
Stock Price Appreciation
for Option Term

5% ($)               10% ($)



Clark D. Stewart,
Chief Executive
Officer(1)

              12/31/2010


                  -0-



                10,000



(1) Except in the event of death or retirement for disability, if Mr. Stewart ceases to be employed by the Company, his option shall terminate. Upon death or retirement for disability, Mr. Stewart (or his representative) shall have three months or one year, respectively, following the date of death or retirement, as the case may be, in which to exercise such options.  All such options are immediately
exe           rcisable.






The rest of this page intentionally left blank.









































The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the Company's last fiscal year:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
       AND FY-END OPTION VALUES












      Name

            Shares Acquired
           on Exercise (no.)


          Value Realized ($)



           Clark D. Stewart,
        Chief Executive Officer

                   0

                   0









         Number of Securities
        Underlying Unexercised
        Options at FY-End (no.)

               Value of
              Unexercised
             In-the-Money
              Options at
              FY-End ($)




      Name

             Exercisable/
             Unexercisable

             Exercisable/
             Unexercisable



           Clark D. Stewart,
        Chief Executive Officer

             2,225,000 / 0

                  0/0


       COMPENSATION OF DIRECTORS

Each non-officer director is entitled to a director's fee of $100 for meetings of the Board of Directors which he attends. Officer-directors are not entitled to receive fees for attendance at meetings.

 EMPLOYMENT CONTRACTS, TERMINATION OF
   EMPLOYMENT AND CHANGE-IN-CONTROL
             ARRANGEMENTS.

On April 30, 2001, the Company extended employment agreement through August 31, 2006 with Clark D. Stewart under the terms of which Mr. Stewart was employed as the President and Chief Executive Officer of the Company. The contract provides a minimum annual salary of $265,700, $278,900, $292,900, $307,600, 322,980, 339,129 respectively in the next six years. In the event Mr. Stewart is terminated from employment with the Company other than "for cause," Mr. Stewart shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the employment agreement. Mr. Stewart is also granted an automobile allowance of $600 per month.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
             PARTICIPATION

The Compensation Committee of the Board of Directors is comprised of Mr. Wagoner, Mr. Stewart, Mr. Griffith and Mr. Logan. Mr. Wagoner is the Chairman, Mr. Stewart is the President and Chief Executive Officer of the Company and Mr. Griffith is the Secretary of the Company.

During fiscal 2001, the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $92,993. William A. Griffith, who is a director for the Company, is a principal at Griffith & Associates. It is anticipated that Griffith & Associates will continue to provide services for the
               Company.

During fiscal 2001, the Company paid consulting fees of approximately
$0 to Mr. Logan for business consulting services. It is anticipated that Mr. Logan will continue to provide services for the Company. Mr.
Logan was granted an option to purchase 500,000 shares of common stock at an exercise price of $0.50 per share on November 2, 1998. Mr. Logan exercised this option by agreeing to provide consulting services to the Company for an additional three years without receiving any further cash payments other than for out of pocket expenses. The cost of the consulting services are charged to various projects including advances under the Indian consulting agreements.

During fiscal 2001, the consulting firm of Butler Financial Corporation was paid for business consulting services rendered to the Company in the approximate amount of $56,000. R. Warren Wagoner, who is a director for the Company, is a principal at Butler Financial Corporation. It is anticipated that Butler Financial Corporation will continue to provide services for the Company.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The following table sets forth, with respect to the Company's common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company's voting securities as of July 30, 2001.






Name and Address of
      Beneficial Owner

Amount and
Nature of
Beneficial
Ownership (1)




Percent of Class



Clark D. Stewart
19920 West 161st Street
Olathe, Kansas 66062

William E. Logan
19920 West 161st Street
Olathe, Kansas 66062

R. Warren Wagoner
19920 West 161st Street
Olathe, Kansas 66062

       5,096,390(2)



       2,073,683(3)



       3,988,983(4)

           13.7%



           5.6%



          10.7%








(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting pow  er and sole investment power.
(2) Includes 1,975,000 shares which may be acquired by Mr. Stewart pursuant to the exercise of stock options which are
exe            rcisable.













The following table sets forth, with respect to the Company's common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of
            April 30, 2001.


Name of
Beneficial Owner
Amount and
Nature of
Beneficial
Ownership (1)

Percent of Class



Larry B. Franke
William A. Griffith
David B. Hayden
William E. Logan
Clark D. Stewart
R. Warren
Wagoner

420,600(6)
1,381,983(5)
1,363,683(7)
2,073,683(3)
5,096,390(2)
3,988,983(4)

1.1%
3.7%
3.7%
5.6%
 13.7%
10.7%



All Directors and
Executive Officers
as a Group (12
persons)

14,325,320(8)
38.4%



  (1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct and beneficial ownership as shown in the table arises from sole voting power and sole
     investment power.
  (2) Includes 2,225,000 shares, which may be acquired by Mr. Stewart pursuant to the exercise of stock options, which are exercisable.
  (3) Includes 785,000 shares, which may be acquired by Mr. Logan pursuant to the exercise of stock options which are exercisable.
  (4)     Includes 1,325,000 shares, which may be acquired by Mr.
     Wagoner pursuant to the exercise of stock options, which are exercisable.
  (5) Includes 575,000 shares, which may be acquired by Mr. Griffith pursuant to the exercise of stock options, which are exercisable.
(6)   Includes 420,600 shares, which may be acquired by Mr. Franke
pursuant to the exercise of stock options, which         are exercisable.
(7)   Includes 625,000 shares, which may be acquired by Mr. Hayden
pursuant to the exercise of stock options, which         are exercisable.
  (8) Includes 5,955,600 shares for all directors and executive officers as a group, which may be acquired pursuant to the exercise of stock options, which are exercisable.




Item 13. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

None.















                PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

(a)  Documents Filed As Part of Form 10-K Report.

  (1)  Financial Statements:


Description

Page No.



Report of Independent Accountants

                                     27


Consolidated Balance Sheet as of April 30, 2001 and
                                   2000

            28



Consolidated Statements of Operations for
the years ended April 30, 2001, 2000 and 1999
     29




Consolidated Statements of Shareholders' Equity for the years ended April 30, 2001, 2000 and 1999

    30-32




Consolidated Statements of Cash Flows for the years ended April 30, 2001, 2000 and 1999

   33




Notes to Consolidated Financial Statements

  34-51


  (2)  Financial Statement Schedules:


               Schedule

              Description

               Page No.



                  II.

       Valuation and Qualifying
     Accounts and Reserves for the
   years ended April 30, 2001, 2000
               and 1999

                     48









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

     10.15  Bank IV loan in principal amount of $300,000 dated
         December 30, 1993, are incorporatedby reference to
         Exhibit 10.15 of the Company's Form 10-K/A, as
         amended, for the year ended April 30, 1994.       *

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

          21        List of Subsidiaries                           49

          23.1     Consent of Independent Public Accountants                 50

     27.1     Financial Data Schedule (EDGAR version only).
                 Filed herewith.                       *

     99  Cautionary Statement for Purpose of the
         "Safe Harbor" Provisions of the Private
         Securities Reform Act of 1995.                  51

*    Incorporated by reference
**  Relates to executive officer employment compensation

          (b)      Reports On Form 8-K.

                Change in Registrant's Certifying Accountant is * incorporated by reference to the Company's
                Form 8-K filed on June 27, 2000.

                         Change in Registrant's Certifying Accountant is   *
                incorporated by reference to the Company's
                Form 8-K filed on July 11, 2000.

                Report of future filings is incorporated by reference      *
         to the Company's Form 8-K filed on August 15, 2000.

         Report of Transient Suppression Device in incorporated* by reference to the Company's Form 8-K(s) filed on October 12, 2000, October 18, 2000 and April 12, 2001.

         (c)      Exhibits.
                         Reference is made to Item 14(a)(3).

     (d)      Schedules.
                         Reference is made to Item 14(a)(2).










The rest of this page intentionally left blank.




























              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14,  2001

BUTLER NATIONAL CORPORATION

/s/ Clark D. Stewart

Clark D. Stewart, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                                    Title
     Date

/s/ Clark D. Stewart          President, Chief
Clark D. Stewart         Executive Officer
                                        and Director (Principal
                                        Executive Officer)
Date:  August 14, 2001

/s/ R. Warren Wagoner         Chairman of the Board
R. Warren Wagoner        and Director

Date:  August 14, 2001

/s/ William A. Griffith       Director
William A. Griffith

Date:  August 14, 2001

/s/ William E. Logan          Director
William E. Logan

Date:  August 14, 2001

/s/ David B. Hayden      Director
David B. Hayden

Date:  August 14, 2001

/s/ Stanley D. Nolind         Chief Financial Officer
Stanley D. Nolind

Date:  August 14, 2001

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

         FINANCIAL STATEMENTS

         AS OF APRIL 30, 2001

TOGETHER WITH AUDITORS' REPORT OF INDEPENDENT
          PUBLIC ACCOUNTANTS





To the Shareholders of Butler National Corporation:

We have audited the accompanying consolidated balance sheets of Butler National Corporation as of April 30, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Butler National Corporation as of April 30, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              WEAVER &
                              MARTIN, LLC


Kansas City, Missouri,
July 30, 2001













        BUTLER NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
as of April 30, 2001 and 2000


2001

2000


ASSETS











CURRENT ASSETS:





  Cash
$108,071

$160,090


  Accounts receivable, net of allowance for doubtful





    accounts of $11,703 in 2001 and $25,600 in
2000
642,564

237,018


      Due from affiliate
       -

308,181


  Note receivable from Indian Gaming
Developments
647,285

347,285


  Contracts in process
       -

385,500


  Inventories -





    Raw materials
1,639,080

1,524,391


    Work in process
 208,036

132,699


    Finished goods
70,920

86,428


            Aircraft
1,467,771

1,455,666



3,385,807

3,199,184








 Prepaid expenses and other current assets
9,730

 6,184








       Total current assets
4,793,457

4,643,442








PROPERTY, PLANT AND EQUIPMENT:





 Land and building
948,089

948,089


 Machinery and equipment
1,161,220

1,159,154


 Office furniture and fixtures
607,736

607,736


 Leasehold improvements
 4,249

 4,249


       Total cost
2,721,294

2,719,228








 Accumulated depreciation
(1,590,048)

(1,401,922)



1,131,246

1,317,306








SUPPLEMENTAL TYPE CERTIFICATES
1,338,372

1,397,967








INDIAN GAMING:





 Note receivable from Indian Gaming
1,285,326

 936,340


 Advances for Indian Gaming Developments





    (net of reserves of $2,718,928)
1,861,376

1,780,094


       Total Indian Gaming
3,146,702

2,716,434






































OTHER ASSETS
196,837

196,837








Total assets
$10,606,614

$10,271,986






2001

2000


LIABILITIES AND SHAREHOLDERS' EQUITY











CURRENT LIABILITIES:





 Bank overdraft payable
$149,859

$76,234


 Promissory notes payable
348,590

615,174


 Current maturities of long-term debt and capital
 lease obligations
1,321,030

375,480


 Accounts payable
807,114

735,237


 Customer deposits
167,530

620,673


 Accrued liabilities -





    Compensation and compensated absences
120,304

 137,496


    Other
118,837

91,481


       Total current liabilities
3,033,264

2,651,775








LONG-TERM DEBT, AND CAPITAL LEASE
OBLIGATIONS,





            NET OF CURRENT MATURITIES
3,253,612

2,939,821


CONVERTIBLE DEBENTURES
 78,000

273,000


COMMITMENTS AND CONTINGENCIES











       Total liabilities
6,364,876

5,864,596








SHAREHOLDERS' EQUITY:





 Preferred stock, par value $5:





    Authorized, 200,000 shares, all classes





    $1,000 Class A, 9.8%, cumulative if earned,





       liquidation and redemption value $100,





       no shares issued and outstanding
-

-


    $1,000 Class B, 6%, convertible cumulative,





       liquidation and redemption value





       $1,000 issued and outstanding, no
       shares in 2001 and 283.5 shares in
       2000
-

112,136


 Common stock, par value $.01:





    Authorized, 40,000,000 shares





    Issued and outstanding 36,904,111 shares





    in 2001 and 27,181,828 in 2000
369,041

271,818








 Capital contributed in excess of par
9,890,268

9,558,549




















 Treasury stock at cost (600,000 shares)
(732,000)

(732,000)








 Retained deficit (deficit of $11,938,813 eliminated





    October 31, 1992)
(5,285,571)

(4,803,113)


       Total shareholders' equity
4,241,738

4,407,390


Total liabilities and shareholders' equity

$10,606,614

$10,271,986





                  BUTLER NATIONAL CORPORATION AND SUBSIDIARIES  CONSOLIDATED
                                 STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED APRIL 30, 2001, 2000 AND 1999





















                                            2001

                                            2000

                                            1999







































                                             NET
                                            SALES




                                         $6,008,963

                                         $4,606,809

                                         $6,612,121















                                           COST OF
                                            SALES




                                          4,008,589

                                         4,047,353

                                         5,170,862








                                          2,000,374

                                           559,456

                                         1,441,259


                                    SELLING, GENERAL AND
                                   ADMINISTRATIVE EXPENSES
                                         (2,337,888)

                                         (1,661,584)

                                         (1,665,656)


OPERATING
INCOME (LOSS)



(337,514)

(1,102,128)

(224,397)















OTHER INCOME
(EXPENSES)










Interest expense



(486,104)

(199,436)

(238,519)



Interest revenue



255,496

165,492

201,928



Other


82,645

   -

(20,726)



Other
expense




(147,963)

(33,944)

(57,317)















INCOME (LOSS) FROM
CONTINUING OPERATIONS








BEFORE TAXES



(485,477)

(1,136,072)

(281,714)















PROVISION FOR INCOME
TAXES










FROM CONTINUING
OPERATIONS


-

  -

   -















INCOME (LOSS) FROM
CONTINUING OPERATIONS
(485,477)

(1,136,072)

(281,714)















DISCONTINUED
OPERATIONS










Income (loss) from discontinued
operations









     net of taxes



           -

      -

(1,698,379)



Total discontinued
operations


      -

-

(1,698,379)















NET INCOME
(LOSS)



(485,477)

(1,136,072)

(1,980,093)















DIVIDENDS TO PREFERRED
STOCKHOLDERS
        -

        -

(54,398)











NET INCOME (LOSS) AVAILABLE
TO COMMON   SHARE
SHAREHOLDERS
($485,477)

($1,136,072)

($2,034,491)



SHAREHOLDERS



















BASIC EARNINGS (LOSS) PER
COMMON SHARE








Continuing
operations



($0.02)

($0.06)

($0.03)



Discontinued
operations



         -

    -

(0.14)








($0.02)

($0.06)

($0.17)



Shares used in per share
calculation

28,487,816

18,634,447

11,845,875















DILUTED EARNINGS (LOSS) PER
COMMON SHARE








Continuing
operations



($0.02)

($0.06)

($0.03)



Discontinued
operations



      -

-

 (0.14)








($0.02)

($0.06)

($0.17)



Shares used in per share
calculation

28,487,816

18,634,447

11,845,875

















The accompanying notes are an integral part of these financial statements.










BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2001, 2000, AND 1999



Preferred
Stock
Common
Stock


BALANCE, April 30, 1998
$506,834
$116,730







     Reduction in note receivable




          from stock purchase
agreement









   Retirement of Treasury Stock

(1,750)







    Conversion to common stock
(193,231)
12,580







   Issuance of stock - Other

23,532







     Transfer of service contracts to




          advances for Indian Gaming




          developments









     Amortization of service contracts









     Dividends on Preferred Stock
paid

1,029


          by issuing common stock




     Net loss




BALANCE, April 30, 1999
$313,603
$152,121
















Capital
Contributed
in Excess of
Par
Note
Receivable
Arising
From Stock
Purchase
Agreement


BALANCE, April 30, 1998
$8,265,962
($37,647)







     Reduction in note receivable

37,647


       from stock purchase
agreement









 Retirement of Treasury Stock
(335,490)








    Conversion to common stock
180,651








 Issuance of stock - Other
816,556








   Transfer of service contracts to




          advances for Indian Gaming




          developments









   Amortization of service contracts









     Dividends on Preferred Stock
paid
53,369



          by issuing common stock




   Net loss




BALANCE, April 30, 1999
$8,981,048
$          -

















Shares
Issued for
Future
Services
Treasury
Stock
(common)


BALANCE, April 30, 1998
($286,824)
($1,069,240)







   Reduction in note receivable




     from stock purchase
agreement









 Retirement of Treasury Stock

337,240







    Conversion to common stock









 Issuance of stock - Other









   Transfer of service contracts to
185,573



          advances for Indian Gaming




          developments









   Amortization of service contracts
101,251








     Dividends on Preferred Stock
paid




          by issuing common stock




   Net loss




BALANCE, April 30, 1999
$           -
($732,000)


















































Retained
Earnings
(deficit)
Total
Shareholder
s' Equity


BALANCE, April 30, 1998
($1,629,533)
$5,866,282







   Reduction in note receivable

37,647


     from stock purchase
agreement









 Retirement of Treasury Stock

-







    Conversion to common stock

-







 Issuance of stock - Other

840,088







   Transfer of service contracts to

185,573


          advances for Indian Gaming




          developments









   Amortization of service contracts

101,251







     Dividends on Preferred Stock
paid
(54,397)
-


          by issuing common stock




   Net loss
(1,980,093)
(1,980,093)


BALANCE, April 30, 1999
($3,664,023)
$5,050,749


The accompanying notes are an integral part of these financial statements.



















BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2001, 2000, AND 1999



Preferred
Stock
Common
Stock


BALANCE, April 30, 1999
$313,603
$152,121












    Conversion to common stock
(201,467)
51,393







  Issuance of stock - Other

18,709







  Conversion of Convertible

49,595


          Debentures









     Dividends on Common Stock paid









  Net loss




BALANCE, April 30, 2000
$112,136
$271,818

























Capital
Contributed
in Excess of
Par
Treasury
Stock
(common)


BALANCE, April 30, 1999
$8,981,048
($732,000)












    Conversion to common stock
150,074








  Issuance of stock - Other
100,022








  Conversion of Convertible
327 405



          Debentures









     Dividends on Common Stock paid









  Net loss




BALANCE, April 30, 2000
$9,558,549
($732,000)






























Retained
Earnings
(deficit)
Total
Shareholders
' Equity


BALANCE, April 30, 1999
($3,664,023)
$5,050,749












    Conversion to common stock

-







  Issuance of stock - Other

118,731







  Conversion of Convertible

377,000


          Debentures









     Dividends on Common Stock paid
(3,018)
(3,018)







  Net loss
(1,136,072)
(1,136,072)


BALANCE, April 30, 2000
($4,803,113)
$4,407,390


The accompanying notes are an integral part of these financial statements.





























BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2001, 2000, AND 1999



Preferred
Stock
Common
Stock


BALANCE, April 30, 2000
$112,136
$271,818












    Conversion to common stock
(112,136)
64,800







  Issuance of stock - Other

13,534







  Conversion of Convertible




          Debentures

18,889







Miscellaneous









  Net loss




BALANCE, April 30, 2001
$         -
$369,041

























Capital
Contributed
in Excess of
Par
Treasury
Stock
(common)


BALANCE, April 30, 2000
$9,558,549
($732,000)












    Conversion to common stock
47,336








  Issuance of stock - Other
108,272








  Conversion of Convertible




          Debentures
176,111








Miscellaneous









  Net loss




BALANCE, April 30, 2001
$9,890,268
($732,000)































Retained
Earnings
(deficit)
Total
Shareholders
' Equity


BALANCE, April 30, 2000
($4,803,113)
$4,407,390












    Conversion to common stock

-







  Issuance of stock - Other

121,806







  Conversion of Convertible




          Debentures

195,000







Miscellaneous
3,019
3,019







  Net loss
(485,477)
(485,477)


BALANCE, April 30, 2001
($5,285,571)
$4,241,738


The accompanying notes are an integral part of these financial statements.



























    BUTLER NATIONAL CORPORATION AND SUBSIDIARIES





            CONSOLIDATED STATEMENTS OF CASH FLOWS






        FOR THE YEARS ENDED APRIL 30, 2001, 2000 AND 1999























                                2001



























                CASH FLOWS FROM OPERATING ACTIVITIES







Net income (loss)




$                                                            (485,477)





Income (loss) from discontinued operations


           -





Income (loss) from continuing operations
(485,477)





Adjustments  to reconcile net income (loss) to net cash







provided by (used in) operations -









Depreciation




200,576






Amortization




59,595






Provision for obsolete inventories


-






Amortization of shares issued for future services



       -






Noncash services and benefit plan contributions

121,806






Miscellaneous



3,018













Changes in assets and liabilities -










Accounts receivable



(405,546)






Contracts in process



385,500






Inventories




(186,623)






Prepaid expenses and other current assets

(3,546)






Other assets and other



308,181






Accounts payable



145,502






Customer deposits



(453,143)






Accrued liabilities



10,164





Cash provided by (used in) continuing operations

(299,992)





Cash provided by (used in) discontinued operations

                -






Cash provided by (used in) operations


(299,992)















CASH FLOWS FROM INVESTING ACTIVITIES







Capital expenditures, net



(14,516)




Advances for Indian Gaming Developments


(81,282)




Indian Gaming note receivable, net



637,079




Supplemental Type Certificates



-





Cash (provided by) used in investing activities


541,281















CASH FLOWS FROM FINANCING ACTIVITIES







Net borrowings under promissory notes


133,416




Proceeds from long-term debt and capital lease obligations
537,603




Repayments of long-term debt and capital lease obligations
(964,327)




Repayment of officer note



      -





Cash provided (used in) by financing activities


(293,308)















NET INCREASE (DECREASE) IN CASH



(52,019)















CASH, beginning of year




160,090















CASH, end of year




$                                                              108,071















SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION





Interest paid




$                                                              486,000




Income taxes paid




-















NON CASH FINANCING ACTIVITIES





Conversion of preferred stock to common stock
$                                                              112,136




Conversion of convertible notes to common stock
195,000




Cancelled treasury stock
-




Common stock issued for preferred stock dividends
-













The accompanying notes are an integral part of these financial statements.


















































                              2000
























              CASH FLOWS FROM OPERATING ACTIVITIES






Net income (loss)




$                                                       (1,136,072)




Income (loss) from discontinued operations


           -




Income (loss) from continuing operations
(1,136,072)




Adjustments  to reconcile net income (loss) to net cash






provided by (used in) operations -








Depreciation




226,370





Amortization




 77,144





Provision for obsolete inventories


233,571





Amortization of shares issued for future services



       -





Noncash services and benefit plan contributions

118,731





Miscellaneous



(3,018)











Changes in assets and liabilities -









Accounts receivable



198,305





Contracts in process



 20,437





Inventories




(1,004,443)





Prepaid expenses and other current assets

66,450





Other assets and other



(268,108)





Accounts payable



(227,558)





Customer deposits



38,359





Accrued liabilities



59,937




Cash provided by (used in) continuing operations

(1,599,895)




Cash provided by (used in) discontinued operations

                -





Cash provided by (used in) operations


(1,599,895)













CASH FLOWS FROM INVESTING ACTIVITIES






Capital expenditures, net



(52,264)



Advances for Indian Gaming Developments


(57,458)



Indian Gaming note receivable, net



486,726



Supplemental Type Certificates



(82,500)




Cash (provided by) used in investing activities


294,504













CASH FLOWS FROM FINANCING ACTIVITIES






Net borrowings under promissory notes


143,599



Proceeds from long-term debt and capital lease obligations
1,669,769



Repayments of long-term debt and capital lease obligations
(512,810)



Repayment of officer note



      -




Cash provided (used in) by financing activities


1,300,558













NET INCREASE (DECREASE) IN CASH



(4,833)













CASH, beginning of year




164,923













CASH, end of year




$                                                           160,090













SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION




Interest paid




$                                                           200,826



Income taxes paid




-













NON CASH FINANCING ACTIVITIES




Conversion of preferred stock to common stock
$                                                           201,467



Conversion of convertible notes to common stock
377,000



Cancelled treasury stock
-



Common stock issued for preferred stock dividends
-











The accompanying notes are an integral part of these financial statements.













































                              1999
























              CASH FLOWS FROM OPERATING ACTIVITIES






Net income (loss)




$                                                       (1,980,093)




Income (loss) from discontinued operations


(1,698,379)




Income (loss) from continuing operations
(281,714)




Adjustments  to reconcile net income (loss) to net cash






provided by (used in) operations -








Depreciation




223,157





Amortization




167,316





Provision for obsolete inventories


-





Amortization of shares issued for future services



101,251





Noncash services and benefit plan contributions

540,088





Miscellaneous



-











Changes in assets and liabilities -









Accounts receivable



(22,066)





Contracts in process



145,673





Inventories




 989,305





Prepaid expenses and other current assets

48,646





Other assets and other



231,479





Accounts payable



338,126





Customer deposits



  52,039





Accrued liabilities



(228,965)




Cash provided by (used in) continuing operations

2,304,335




Cash provided by (used in) discontinued operations

(1,737,379)





Cash provided by (used in) operations


566,956













CASH FLOWS FROM INVESTING ACTIVITIES






Capital expenditures, net



(221,854)



Advances for Indian Gaming Developments


(233,550)



Indian Gaming note receivable, net



(1,592,776)



Supplemental Type Certificates



(103,678)




Cash (provided by) used in investing activities


(2,151,858)













CASH FLOWS FROM FINANCING ACTIVITIES






Net borrowings under promissory notes


(224,143)



Proceeds from long-term debt and capital lease obligations
3,494,332



Repayments of long-term debt and capital lease obligations
(1,718,599)



Repayment of officer note



37,647




Cash provided (used in) by financing activities


1,589,227













NET INCREASE (DECREASE) IN CASH



4,325













CASH, beginning of year




160,598













CASH, end of year




$         164,923













SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION




Interest paid




$          237,128



Income taxes paid




-













NON CASH FINANCING ACTIVITIES




Conversion of preferred stock to common stock
$                                                           193,231



Conversion of convertible notes to common stock
-



Cancelled treasury stock
337,240



Common stock issued for preferred stock dividends
54,398











The accompanying notes are an
integral part of these financial
statements.








BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2001



1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
POLICIES:

The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned subsidiaries, Avcon Industries, Inc., Kansas International Corporation, BCS Design, Inc., Butler National Services, Inc., Butler Temporary Services, Inc., Butler National Service Corporation, Butler National Corporation-Tempe (formerly Woodson Avionics, Inc.), BCS Design, Inc. and Butler National, Inc., (collectively, The Company). Kansas International Corporation was inactive during the years ended April 30, 2001, 2000 and 1999. All significant intercompany transactions have been eliminated in consolidation.

Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas facility. Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, and stability enhancing modifications. Avcon also acquires airplanes, principally Learjets, to refurbish and sell. Butler National Corporation-Tempe is primarily engaged in the manufacture of airborne switching units used in Boeing McDonnell
Douglas aircraft and transient suppression devices for Boeing 747
Classic aircraft. Butler National Services is principally engaged in monitoring remote water and wastewater pumping stations through electronic surveillance. Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988.

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

  Included in machinery and equipment and office furniture and fixtures are capital lease items totaling $303,900 at April 30, 2001 and 2000. Accumulated amortization on capital lease items at April 30, 2001 and 2000 was $157,084 and $97,800 respectively.

d. Long-Lived Assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company determined that as of April 30, 2001, there had been no impairment in the carrying value of long-lived assets.

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

  Capitalized costs totaled approximately $4,580,304 and $4,499,022 at April 30, 2001 and April 30, 2000, respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928 in 2001 and 2000, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

  As a part of a Management Contract approved by the National
  Indian Gaming Commission (NIGC) on January 14, 1997, between the Company's (then) wholly owned subsidiary, Butler National
  Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the Tribes), the Company agreed to convert their current unsecured receivable from the Tribes to a secured note receivable with the Tribes of $3,500,000 at 2 percent over prime, to be repaid over five years, for the construction of the Stables gaming establishment and reimbursement for previously advanced funds. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building. The Company is currently receiving payments on the note on the Stables' operation. Amounts to be received on the notes are 2002 - $647,285; 2003 - $647,285 and 2004 - $638,041.

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




2001

2000


Direct labor

 $                               206,752

 $       206,752


Direct materials

          187,129

          187,129


Consultant costs

       1,453,920

       1,453,920


Labor overhead

          326,669

          326,669



Subtotal
       2,174,470

       2,174,470


Less- Amortized costs
836,098

          776,503


Net STC balance
$                               1,338,372

 $    1,397,967


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

h. Financial Instruments: The carrying value of the Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and accrued employee costs approximate fair value because of the short-term maturity of these instruments. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Based upon borrowing rates currently available to the Company with similar terms, the carrying value of notes payable long-term debt and capital lease obligations approximate fair value.

i. Revenue Recognition: The Company performs aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of- completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs.

j. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options, convertible preferred, and convertible debentures have been considered in the dilutive earnings per share calculation, but not used in 2001, 2000 and 1999 because they are anti-dilutive.

k.   New Accounting Pronouncements: In June 1998, the Financial
     Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, unrecognized firm commitments or forecasted transactions. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative. This Statement, as amended, is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of this Statement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

  In March 2000, the Financial Accounting Standards Board released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("Fin 44"). FIN 44 addresses certain practice issues related to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). FIN 44 applies only to companies that have chosen not to adopt SFAS 123, Accounting for Stock-based Compensation, for transactions with employees. Among other issues, FIN 44 clarifies
  (a) the definition of an employee for purposes of applying APB 25,
  (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 July 1, 2000. The adoption of FIN 44 did not have a material effect on the financial position or operation.

  During the fourth quarter of 2000, the Emerging Issues Task Force
  (EITF) issued consensus 00-27 "Application of EITF No. 98-5. Accounting for Convertible Securities with Beneficial Conversion Features of Contingency Adjustable Conversion Ratios, to certain Convertible Instrument" ("EITF No. 00-27). EITF No. 00-27 requires the re-measurement of the original issue discount on convertible debt. This accounting change required the value of the warrants issued with the convertible debt to be included in calculating the beneficial conversion value. The adoption of EITF No. 00-27 did not have a material effect on the Company's financial position or previously reported results of operations.

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

p. Research and Development: The Company charges to operations research and development costs. The amount charged in the year ended April 30, 2001 and 2000 was approximately $805,835 and $539,427 respectively.

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







The rest of this page intentionally left blank

3.  DEBT:

Principal amounts of debt at April 30, 2001 and 2000, consist of the following:



Promissory Notes

2001
2000



Interest at prime plus 2%
(9.5% at April 30, 2001),
due August 25, 2001,
collateralized by a first or
second position on all assets
of the Company.

$                                 348,590
$                                 615,174























The Company has promissory notes in which it may borrow a maximum of $500,000 and an extension agreement allowing borrowing of $200,000.
The notes matured in August, 2001, and were renewed under similar terms for another quarter. Interest rates were 11% and 10.5% for the years ended 2001 and 2000 respectively.

















Other Notes Payable and Capital Lease
Obligations






Note payable, interest at prime
plus 2%, (9.5% at April
30, 2001) due May 24, 2004
collateralized by Aircraft
Security Agreements.

$                               1,585,018
$                               1,619,964
























Note payable, interest at prime
plus 2% (9.5% at April 30,
2001) due August 1, 2003.

933,421
-










Note payable, interest at prime
plus 1%, (8.5% at April
30, 2001) due Sept. 1, 2002
collateralized by real estate.

374,117
380,918

















Note payable, interest at prime
plus 2% (9.5% at April 30,
2001) collateralized by a first
or second position on all
of the Company.

142,088
103,000
























Note payable, interest at prime
plus 2% (9.5% at April 30,

844,813
978,028



2001) due May 13, 2009,
collateralized by a first or






second position on all assets
of the Company.













Note payable, interest
generally at 10.5%,
collateralized by a second
position on cash flow of the
Stables.

400,000
-

















Other Notes Payable and
Capital Lease Obligations

295,185
233,391





4,574,642
3,315,301



Less: Current maturities

1,321,030
375,480





$                               3,253,612
$                               2,939,821










Maturities of long-term debt and capital lease obligations are as follows:


Year Ending





30-Apr

Amount









2002

1,321,030



2003

2,240,204



2004

419,761



2005

193,587



2006

186,216


                             Thereafter

                                213,844





                              4,574,642
















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

The bankruptcy court ruled July 20, 1999, on the bankruptcy filing of the Company. Subsequent to April 30, 1998, the bank was not allowed to immediately assume control of the collateralized assets for liquidation and as such, required the Company to pay the bank the amount due and the court costs in total, including interest, aggregating $1,089,000. An additional charge for this payment and other fees relating to RF, Inc. totaling $1,698,379 was recorded in fiscal year 1999. At April 30, 2001 the remaining notes payable (including deferred interest) totaled $844,813.

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

On January 25, 1999, a change was made to the issuance documents changing the conditions of the conversions. The face value at the time of this agreement was $650,000 allowing $65,000 per month to be converted under the plan at a conversion price equal to eighty percent (80%) of the five (5) day average closing bid for the five (5) trading days prior to the conversion, provided, however, that if the closing price increases to $1.45 per share or more for three (3) consecutive trading days, the Holder will have the option to convert an additional 20 percent or $130,000 of outstanding principal amount of Debentures.
All transactions are being handled through one broker and all activity is reported on a weekly basis. The Holders also received 325,000 three-year warrants to purchase restricted common stock at $1.45 per share, and all past and future interest payments were rescinded. At April 30, 2001, based on a bid price of $.10 of the Company stock, the number of shares the debentures could be converted into totaled 975,000.



The rest of this page intentionally left blank.




6.  INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provision of the enacted tax laws. The Company has net operating loss carryforwards and cumulative temporary differences, which would result in the recognition of net deferred tax assets. A valuation allowance has been provided which reduces the net deferred tax asset to zero. At April 30, 2001, the Company had approximately $7.2 million of net operating losses, which expire in 2002 to 2015.


The deferred taxes are comprised of the following components:





April 30,
2001
April 30,
2000










Current
deferred
taxes -







Current assets

$                                 432,000
$                                 429,000



Current liabilities

-
-




Total current
deferred taxes

432,000
429,000










Noncurrent deferred taxes -






Non current assets

3,296,000
3,043,000



Non current liabilities

(235,000)
(267,000)




Total non current
deferred taxes

3,061,000
2,776,000










Total deferred taxes

3,493,000
3,205,000


Less - Valuation allowance

(3,493,000)
(3,205,000)




Total deferred
taxes, net

$                -
$                -















        April 30,






                 2001

                 2000












     Accounts receivable reserves
$                                   5,000

$                                  10,000



Inventory reserve
406,000

399,000



Net operating loss
2,776,000

2,523,000



Depreciation
(146,000)

(154,000)



Indian gaming development
520,000

520,000




Accrued interest
(88,000)

(113,000)



Other
20,000

20,000






Net deferred tax items
$          3,493,000

$          3,205,000











A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:






2001

2000

1999












Statutory federal income tax rate

-34.0%

-34.0%

-34.0%


Changes in valuation allowances

31.7%

32.4%

33.0%


Nondeductible expenses

1.6%

1.6%

1.0%



Effective tax rate

0.0%

0.0%

0.0%


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

Common Stock Transactions

During the year ended April 30, 2001, the Company issued 1,353,395 shares valued at $121,806 were issued as the match to the Company's 401(k) plan; 6,480,000 were issued under the exchange provisions of the Preferred Stock and 1,888,888 were issued under the exchange provisions of the Convertible Debentures.

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

With the exception of 30,000 common shares owned at settlement by the Holders, sales of the previous converted common shares, 148,849 shares, plus any newly converted common shares, will be limited to the greater of $30,000 or twenty-five percent (25%) of the previous week's trading volume. The Company issued 102,396 shares of its stock
valued at $54,398 in lieu of any past or future dividends.   All
transactions are being handled through one broker and all activity is reported on a weekly basis. The Holders also received 770,000 three-year warrants to purchase restricted common stock at $1.45 per share. At April 30, 2001 all preferred shares have been converted into common stock.

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



2001
2000
1999


Dividend yield
0%
0%
0%


Weighted
average
expected stock
volatility
 17.0%
 13.50%
  4.50%


Weighted
average risk
free interest
rate
4.92%
6.35%
4.78%


Expected
option lives
10 years
10 years
10 years


Net loss





As reported
$                               (485,777)
$                             (1,136,071)
$                             (2,034,491)


Pro forma
$                               (595,777)
$                             (1,280,801)
$                             (2,493,911)


Basic earnings
per share






As reported
$                                  (0.02)
$                                  (0.06)
$                                  (0.17)


Pro forma
$                                  (0.02)
$                                  (0.07)
$                                  (0.21)


Diluted
earnings per
share





As reported
$                                  (0.02)
$                                  (0.06)
$                                  (0.17)


Pro forma
$                                  (0.02)
$                                  (0.07)
$                                  (0.21)



The following table summarizes the Option Plans.



Shares
Weighted




Average Price


Outstanding at April
30, 1998
6,375,800
   0.90


Granted
2,418,000
       0.50


Exercised
(600,000)
0.50


Canceled
(2,514,500)
           0.90


Outstanding at April
30, 1999

5,679,300
        0.77


Granted
4,260,000
   0.08


Canceled
(299,000)
0.51


Exercised
-
-


Outstanding at April
30, 2000
9,615,300
0.48


Granted
2,835,000
0.09


Canceled
(705,000)
0.36


Exercised
 -
-


Outstanding at April
30, 2001
11,745,300
0.48


9.  COMMITMENTS:

Lease Commitments

The Company leases space under operating leases with initial terms of three (3) years. Total rental expense incurred for the years ended April 30, 2001, 2000 and 1999, was $146,000, $139,000 and $259,000,
respectively.

Minimum lease commitments under noncancellable operating leases for the next five (5) years are as follows:

Year Ending




30-Apr

Amount







2002

     153,000


2003

       88,000


2004

          -


2005

          -


2006

          -


                             Thereafter

                                      -


                   10.   CONTINGENCIES:

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

       11.  RELATED-PARTY TRANSACTIONS:

During fiscal 2001 and 2000, the Company paid consulting fees of approximately $197,000 and $172,324 to board members and board member's consulting companies for business consulting services. In fiscal 1999 the Company advanced as part of the Indian Gaming Advances $350,320 to board members and board members consulting companies for business consulting services.

               12.  401(K) SAVINGS PLAN

The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least one year of service are eligible to participate in the plan. Employees may contribute up to twelve percent of their pre-tax covered compensation through salary deductions. The Company contributed
100 percent of every pre-tax dollar an employee contributes.
Employees are 100 percent vested in the employer's contributions after five years of service. All employer contributions are tax deductible by the Company. The Company's matching contribution expense in 2001, 2000 and 1999 was approximately $121,806, $108,519 and $107,300 respectively.

















13.  COMMON SHARES USED IN EARNINGS PER SHARE
                          CALCULATIONS:

The following table shows the amounts used in computing earnings per share and the effect on income and weighted average number of shares of potential dilutive common stock.




                                   2001
                                   2000
                                   1999














                      Earnings (losses)
                          available for





                          Common shares
$                               (485,477)
$                             (1,136,072)
$                             (1,980,093)


     Preferred dividend
        -
        -
(54,398)








Earnings (losses)
available for common
$                               (485,477)
$                             (1,136,072)
$                             (2,034,491)


shares after assumed
conversion of dilutive
securites











Earnings (loss) per
share -





     Basic -





          Earnings from
  continuing
  operations
$                                  (0.02)
$                                  (0.06)
$                                  (0.03)


          Income (loss)
  from/on
      discontinued
  operations
      -
      -
(0.14)


          Earnings (loss)
  available for
  common shares
$                                 (0.02)
$                                 (0.06)
$                                 (0.17)








Earnings (loss) per
share -





     Diluted -





          Earnings from
  continuing
  operations
$                                  (0.02)
$                                  (0.06)
$                                  (0.03)


          Income (loss)
  from/on
      discontinued
  operations
       -
       -
 (0.14)


          Earnings (loss)
  available for
  common shares
$                                  (0.02)
$                                  (0.06)
$                                  (0.17)








Weighted average
number of common
shares used in





 Basic EPS
28,487,816
18,634,447
11,845,875


 Per share effect of
 dilutive securities





  Convertible
  debenture
 securities
-
-
-


  Convertible
  preferred
 securities
 -
 -
 -


  Options
-
-
-








Weighted number of
common shares and
dilutive  potential
common shares used
in dilutive EPS






28,487,816
18,634,447
11,845,875






































14.  INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:

Industry Segmentation

The Company's operations have been classified into six segments in 2001, 2000 and 1999.

1. Avionics - principally includes the manufacture of airborne switching units used in DC-9, DC-10, DC- 9/80, MD-80, MD-90 and the KC-10 aircraft and Transient Suppression Devices (TSD's) for fuel tank protection on Boeing Classic aircraft.

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










































Year ended April 30, 2001


Gaming
Avionics
Modifications


Net Sales
$                                  437,041
$                                1,030,445
$                                3,288,669


Depreciation
-
21,846
95,475


Operating profit (loss) (a)
$                                 (51,408)
187,431
52,725


Capital Expenditures
81,282
-
-


Interest, net





Other income





Loss from continuing
operationsons





    operations





Income taxes





Net loss





Identifiable assets
$                                3,973,157
$                                  470,610
$                                3,435,781




Services
Aircraft
Corporate


Net Sales
$                                1,135,804
$          -
$                                  117,004


Depreciation
28,983
-
54,272


Operating profit (loss) (a)
(9,644)
-
(516,618)


Capital Expenditures
14,516
-
-


Interest, net





Other income





Loss from continuing
operationsons





    operations





Income taxes





Net loss





Identifiable assets
$                                  167,713
$                                1,467,771
$                                1,091,582




Consolidated (b)


Net Sales
$                                6,008,963


Depreciation
200,576


Operating profit (loss) (a)
(337,514)


Capital Expenditures
95,798


Interest, net
(230,608)


Other income
82,645


Loss from continuing
operationsons



    operations
(485,477)


Income taxes
-


Net loss
$                                (485,477)


Identifiable assets
$                               10,606,614



















Year ended April 30, 2000


Gaming
Avionics
Modifications


Net Sales
$                   -
$                                  274,335
$                                3,130,835


Depreciation
-
45,689
 99,009


Operating profit (loss) (a)
         -
   (117,658)
    (667,939)


Capital Expenditures
            57,458
-
       -


Interest, net





Loss from continuing
operationsons





    operations





Income taxes





Net loss





Identifiable assets
$                                3,383,232
$                                  485,742
$                                3,747,388




Services
Aircraft
Corporate


Net Sales
$                                1,118,081
$            -
$                                   83,558


Depreciation
24,775
-
 56,897


Operating profit (loss) (a)
    (5,836)
       -
   (310,695)


Capital Expenditures
30,495
-
21,769


Interest, net





Loss from continuing
operationsons





    operations





Income taxes





Net loss





Identifiable assets
$                                  235,221
$                                1,455,666
$                                  964,737




Consolidated (b)


Net Sales
$                                4,606,809


Depreciation
226,370


Operating profit (loss) (a)
(1,102,128)


Capital Expenditures
       109,722


Interest, net
(33,944)


Loss from continuing
operationsons



    operations
(1,136,072)


Income taxes
-


Net loss
$                              (1,136,072)


Identifiable assets
$                               10,271,986























Year ended April 30, 1999


Gaming
Avionics
Modifications


Net Sales
$                -
$                                  465,830
$                                3,117,138


Depreciation
-
33,667
110,469


Operating profit (loss) (a)
52,765
(46,370)
(284,709)


Capital Expenditures
1,704,319
-
140,034


Interest, net





Other expense





Loss from continuing
operationsons





    operations





Income taxes





Loss from discontinued
operations





    operations





Net loss





Identifiable assets
$                                5,131,363
$                                  594,496
$                                4,371,602




Services
Aircraft
Corporate


Net Sales
$                               929,153
$                             2,100,000
$            -


Depreciation
23,851
-
55,170


Operating profit (loss) (a)
14,809
600,000
(560,892)


Capital Expenditures
16,867
-
64,953


Interest, net





Other expense





Loss from continuing
operationsons





    operations





Income taxes





Loss from discontinued
operations





    operations





Net loss





Identifiable assets
$                               225,742
$                               295,281
$                             1,110,207




Consolidated (b)


Net Sales
$                             6,612,121


Depreciation
223,157


Operating profit (loss) (a)
(224,397)


Capital Expenditures
1,926,173


Interest, net
(36,591)


Other expense
(57,317)


Loss from continuing
operationsons



    operations
(281,714)


Income taxes
-


Loss from discontinued
operations



    operations
(1,698,379)


Net loss
$                           (1,980,093)


Identifiable assets
$                            11,728,691




(a) Operating expenses not specifically identifiable are allocated based upon sales, costs of sales, square footage or other factors as considered appropriate.
(b) Segment of Temporaries had no activity in the three year period ended April 30, 2001.








Major Customers: Sales to major customers (10 percent or more of consolidated sales) were as follows:



2001
2000
1999


Aircraft modifications
(GFD)
-
-
14%


Monitoring services
(Plantation)
14%
14%
-


Aircraft sales (Private
corporation)
-
-
32%


    Total major
customers
14%
14%
56%



                     SCHEDULE II

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              AND RESERVES

FOR THE YEARS ENDED APRIL 30, 2001, 2000 AND 1999





Description

Balance at
Beginning of
Year
Additions
Charged to
Costs and
Expenses







Year ended April 30, 2001




              Allowance for doubtful
              accounts
$                                  25,600
$             -


              Reserve for inventory
obsolescence
308,133
-


              Reserve for Indian  gaming
development
2,718,928
-


              Deferred interest (1)
293,000
-


              Income tax valuation
allowance
3,205,000
288,000






Description



Deductions


Balance at
End of Year







Year ended April 30, 2001




              Allowance for doubtful
              accounts
$                                  13,900
$                                  11,700


              Reserve for inventory
obsolescence
-
308,133


              Reserve for Indian  gaming
development
-
2,718,928


              Deferred interest (1)
63,000
230,000


              Income tax valuation
allowance
-
3,493,000







Description

Balance at
Beginning of
Year
Additions
Charged to
Costs and
Expenses







Year ended April 30, 2000




              Allowance for doubtful
              accounts
$                                  68,886
$             -


              Reserve for inventory
obsolescence
74,562
233,571


              Reserve for loss on note
              receivable
27,327
-


              Reserve for Indian  gaming
              development
2,718,928
-


              Deferred interest (1)
351,000
-


              Income tax valuation
allowance
3,159,000
46,000







Description



Deductions


Balance at
End of Year







Year ended April 30, 2000




              Allowance for doubtful
              accounts
$                                  42,386
$                                  25,600


              Reserve for inventory
obsolescence
-
308,133


              Reserve for loss on note
              receivable
27,327
-


              Reserve for Indian  gaming
              development
-
2,718,928


              Deferred interest (1)
58,000
293,000


              Income tax valuation
allowance
-
3,205,000








Description

Balance at
Beginning of
Year
Additions
Charged to
Costs and
Expenses







Year ended April 30, 1999




              Allowance for doubtful
              accounts
$                                  78,736
$             -


              Reserve for inventory
obsolescence
74,562
-


              Reserve for loss on note
              receivable
27,327
-


              Reserve for Indian  gaming
              development
3,008,508
-


              Deferred interest (1)
-
351,000


              Income tax valuation
allowance
2,699,762
459,238








Description



Deductions


Balance at
End of Year







Year ended April 30, 1999




              Allowance for doubtful
              accounts
$                                   9,850
$                                  68,886


              Reserve for inventory
              obsolescence
-
74,562


              Reserve for loss on note
              receivable
-
27,327


              Reserve for Indian gaming
              development
289,580
2,718,928


              Deferred interest (1)
-
351,000


              Income tax valuation
              allowance
-
3,159,000




(1) Interest to be paid as part of the note payable on discontinued operations.