Form 10-Q
period 2001-07-31
BUTLER NATIONAL CORP
filed 2001-09-19
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
        		Washington, D.C. 20549

		             FORM 10-Q


(Mark One)
	Quarterly Report Pursuant to Section 13 or 15(d) of the
   X 		Securities Exchange Act of 1934

  		For the quarter ended July 31, 2001

	Transition Report Pursuant to Section 13 or 15 (d) of the
       		   Security Exchange Act  of 1934

  		For the quarter ended July 31, 2001

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


     The number of shares outstanding of the Registrant's Common
Stock, $0.01 par value, as of July 31, 2001, was 37,283,278 shares.

      BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


                 INDEX

PART I.        FINANCIAL INFORMATION:                       Page
                                                            No.

     Consolidated Balance Sheets - July 31, 2001
        and April 30, 2001..............................     3

     Consolidated Statements of Income - Three
        Months ended July 31, 2001 and 2000...............   4

     Consolidated Statements of Cash Flows - Three
        Months ended July 31, 2001 and ..................    5


     Notes to Consolidated Financial Statements.........     6-7


     Management's Discussion and Analysis
        Financial Condition and Results of Operations...     8-9

PART II.

OTHER INFORMATION........................................... 10

SIGNATURES.................................................  11

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
      CONSOLIDATED BALANCE SHEETS



ASSETS
7/31/01
(unaudited)

Current Assets:
  Cash                   		           $   	 92,381


  Accounts receivable, net of allowance for	      1,903,806
     doubtful accounts of $11,703 at July 31, and $25,600 at April 30, 2001

  Note receivable from Indian Gaming Developments 	647,285
  Contracts in process					   -

  Inventories
     Raw materials				      1,720,415
     Work in process					143,473
     Finished goods					 36,447
     Aircraft					        295,281
						      _________
						      2,195,616


Prepaid expenses and other assets			  3,872
						      _________
          Total current assets			      4,842,960

Property, Plant and Equipment:
     Land & building					948,089
     Machinery and equipment			      1,168,961
     Office furniture and fixtures			607,736
     Leasehold improvements				  4,249
						      _________
               Total cost			      2,729,035

     Accumulated depreciation			     (1,631,159)
						      _________
               Net Property, Plant and Equipment      1,097,876

     Supplemental Type Certificates		      1,348,892

Indian Gaming:
     Note receivable from Indian Gaming Developments  1,106,178
     Advances for Indian Gaming Developments	      1,866,221
          (net of reserves of $2,718,928 at July
          31 and April 30, 2001)		      _________
               Total Indian Gaming 		      2,972,399

Other Assets
     Other assets					196,837
						      _________
               Total Other Assets			196,837

Total Assets					    $10,458,964
						      =========


ASSETS
4/30/01
(audited)

Current Assets:
     Cash 					    $   108,071
     Accounts receivable, net of allowance for		642,564
          doubtful accounts of $18,227 at July 31, and $25,600 at April 30, 2001

     Note receivable from Indian Gaming Developments 	647,285
     Due from affiliate					   -
     Contracts in process			           -

     Inventories
          Raw materials				      1,639,080
          Work in process				208,036
          Finished goods				 70,920
          Aircraft				      1,467,771
						      _________
						      3,385,807

Prepaid expenses and other assets			  9,730
						      _________
               Total current assets		      4,793,457

Property, Plant and Equipment:
     Land & building					948,089
     Machinery and equipment			      1,161,220
     Office furniture and fixtures			607,736
     Leasehold improvements				  4,249
						      _________
               Total cost			      2,721,294


     Accumulated depreciation			     (1,590,048)
						      _________
               Net Property, Plant and Equipment      1,131,246

     Supplemental Type Certificates		      1,338,372

Indian Gaming:
     Note receivable from Indian Gaming Developments  1,285,326
     Advances for Indian Gaming Developments	      1,861,376
          (net of reserves of $2,718,928 at July
          31 and April 30, 2001)
               Total Indian Gaming 		      3,146,702


Other Assets
     Other assets					196,837
						      _________
               Total Other Assets		        196,837
						     __________
Total Assets					    $10,606,614
						     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
7/31/01
(unaudited)

Current Liabilities:
Bank overdraft payable				    $    88,254
Promissory notes payable				621,471
Current maturities of long-term debt			879,054
Accounts Payable					695,698
Customer Deposits					     31
Accrued liabilities -
  Compensation and compensated absences			 99,466
  Other							152,480
						      _________
    Total current liabilities			      2,536,454

Long-Term Debt, net of current maturities             3,070,455
Convertible debentures					   -
						      _________
    Total liabilities				      5,606,908


Shareholders' equity:
  Preferred stock, par value $5:			   -
  Authorized, 200,000 shares, all classes
  $1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, issued and outstanding, zeero shares at 7/31/01 & zero shares at 4/30/01

Common stock, par value $.01:				378,833
  Authorized, 40,000,000 shares
  Issued and outstanding 37,883,278 July 31,
  2001 & 27,181,828 at April 31, 2001,

Capital contributed in excess of par		      9,958,476
Treasury stock, at cost (No preferred at	       (732,000)
  7/31 & no preferred at 4/30
  and common 600,000 at 7/31 & 600,000 at 4/30)


Retained deficit				     (4,753,254)
  (deficit of $11,938,813 eliminated October 31,
  1992)

    Total shareholders' equity			      4,852,055
						      _________
Total liabilities and shareholders' equity 	    $10,458,964
						      =========

4/30/01
(audited)

Current Liabilities:
Bank overdraft payable				    $   148,859
Promissory notes payable				348,590
Current maturities of long-term debt		      1,321,030
Accounts Payable					807,114
Customer Deposits					167,530
Accrued liabilities -
  Compensation and compensated absences			120,304
  Other							118,837
						      _________
    Total current liabilities			      3,033,264

Long-Term Debt, net of current maturities             3,253,612
Convertible debentures					 78,000
						      _________
    Total liabilities				      6,364,876


Shareholders' equity:
  Preferred stock, par value $5:			   -
  Authorized, 200,000 shares, all classes
  $1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, issued and outstanding, 283.5 shares at 7/31/01 & 283.5 shares at 4/30/01

Common stock, par value $.01:				369,041
  Authorized, 40,000,000 shares
  Issued and outstanding 27,806,828 July 31,
  2001 & 27,181,828 at April 31, 2001,

Capital contributed in excess of par		      9,890,268
Treasury stock, at cost (No preferred at	       (732,000)
  7/31 & no preferred at 4/30
  and common 600,000 at 7/31 & 600,000 at 4/30)


Retained deficit				     (5,285,571)
  (deficit of $11,938,813 eliminated October 31,
  1992)

    Total shareholders' equity			      4,241,738
						      _________
Total liabilities and shareholders' equity 	    $10,606,614
						     ==========


The accompanying notes are an integral part of these balance sheets.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF INCOME


                                	   THREE MONTHS ENDED
                                 	      July 31,
                               		   2001           2000
                            		(unaudited)     (unaudited)

     Net sales		     	$      3,254,990  $	982,586
     Cost of sales                     2,192,562	837,423
					________      _________
				       1,062,428	145,163

     Selling, general and
     administrative expenses	 	 486,529	484,921
					________      _________
     Operating income (loss) 	$ 	 575,899   $   (339,758)


     Other income (expense):
       Interest expense		 	(89,975)	(83,545)
       Interest revenue		  	 42,958	 	 36,360
       Other			   	  3,435	  	  2,005
					________      __________
         Other expense	     	$   	(43,582)    $   (45,180)

     Income (loss)from
     continuing operations
     before taxes			 532,317       (384,938)

     Provision for income taxes
     from continuing operations		    -             -

     Income (loss) from     	       _________     __________
     continuing operations	$        532,317    $  (384,938)
				       _________     __________
         Net income (loss)      $        532,317    $  (384,938)

     Basic earnings (loss) per
     common share:

        Continuing operations    $          0.02   $      (0.02)
					________      _________
	                         $          0.02   $      (0.02)

     Shares used in per share
     calculation		      31,337,597     21,438,725

     Diluted earnings (loss) per
     common share			    0.02	  (0.02)
					________      _________

     Continuing operations	  $         0.02   $      (0.02)


     Shares used in per share
     calculation		      31,337,597     21,438,725


The accompanying notes are an integral part of these statements.

          BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           THREE MONTHS ENDED
                                               July 31,
                                          2001           2000
                                      (unaudited)     (unaudited)

Cash flows from operating
activities:

Net income (loss)                 $       532,317   $   (384,938)
  Income (loss) from
  discontinued operations		     -              -

  Income from continuing
  operations				  532,317	(384,938)

  Adjustments to reconcile net
  income (loss) to net cash (used
  in) operations:

  Depreciation				   41,111	  51,037
  Amortization				     -  	  16,808
  Other noncash expenses		     -      	    -

Changes in assets and liabilities:
  Accounts receivable		       (1,261,242)	 126,627
  Contracts in process			     -  	 326,250
  Inventories				1,190,191	(122,109)
  Prepaid expenses and other
   current assets			    5,858	     648
  Other assets and other		     -  	   3,018
  Accounts payable			 (173,021)        37,195
  Customer deposits			 (167,500)       (81,228)
  Accrued liabilities			   12,806        (19,239)
					_________	_________
     Cash provided by (used
     in) operations		   $      180,520   $    (45,931)
					_________	_________

Cash flows from investing
activities:

  Capital expenditures, net		   (7,741)          -
  Indian Gaming Developments		  174,303	  42,099
  Supplemental Type Certificates          (10,520)          -
					_________	________
    Cash used in investing activities     156,042   $     42,099

Cash flows from financing
activities:

  Net borrowings under promissory note	  272,881	  23,727

  Repayments of long-term
  debt and lease obligations		 (625,133)	 (84,676)
					_________	________
    Cash provided by
    financing activities	   $     (352,252)  $    (60,949)
					_________	________
Net increase (decrease) in cash		  (15,690) 	 (64,781)

Cash, beginning of period		  108,071	 160,090
					_________	________
Cash, end of period		   $       92,381   $     95,309


Supplemental disclosures of cash
flow information:

  Interest paid				  486,104	  83,545

  Income taxes paid			     -              -


The accompanying notes are an integral part of these statements.

	BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
	 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2001 are not indicative of the results of operations that may be expected for the year ending
April 30, 2002.

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

The Company has capitalized approximately $1,866,322 and $1,861,376 at July 31, 2001 and April 30, 2001 respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928 in fiscal year 2001 and 2000, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

As a part of a Management Contract approved by the National Indian
Gaming Commission (NIGC) on January 14, 1997, between the
Company's (then) wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the Tribes), the Company agreed to convert their current unsecured receivable from the Tribes to a secured note receivable with the Tribes of $3,500,000 at 2 percent over prime, to be repaid over five years, for the construction of the Stables gaming establishment and reimbursement for previously advanced funds. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building. In conjunction with the dividend of Butler National Services Corporation (BNSC) shares to Company shareholders in May, 1999 $1,607,642 of the note was an asset of BNSC and $1,770,351 was an asset of the Company.
The Company is currently receiving payments on the note on the Stables' operation. Amounts to be received on the notes are 2002 - $468,137;
2003 - $647,285 and 2004 - $638,041.

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

5. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options, convertible preferred, and convertible debentures have been considered in the dilutive earnings per share calculation, but not used in 2001 and 2000 because they are anti-dilutive.

7. Research and Development: The Company charges to operations research and development costs. The amount charged in the quarter ended July 31, 2001 was approximately $208,000.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First quarter fiscal 2002 compared to first quarter fiscal
2001

Overview: Consolidated sales were $3,254,990 for the three months ended July 31, 2001, compared to $982,586 for the three months ended
July 31, 2000, an increase of (231%).   Sales increased in the Avionics
segment (374%), increased in the Aircraft Modifications segment (36.4%), and increased in the Monitoring Services segment (11.5%).

The Company recorded a net profit from continuing operations of $532,317 in the current quarter compared to a $384,937 net loss in the comparable period of fiscal 2001.

Selling, General and Administrative expenses were $486,529 for the current quarter, an increase of $1,608 from the prior year.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment increased $206,088 (36.4%) from $565,479 in the first quarter of the prior fiscal year to $771,567 in the current first quarter of fiscal
2002.   First quarter operating profit was $255,021 in fiscal 2002 and
$(195,915) in fiscal 2001. Additional emphasis is being placed on the purchase, modify and resale product line to increase market share of all modification products.

Avionics: Avionics unit sales were $588,718 for the three months ended July 31, 2001 compared to $124,301 in the comparable period of the preceding year, an increase of (374%). The increase resulted from increased sales of aviation safety products. Operating profits for the three months ended July 31, 2001, were $134,017 compared to $(8,480) for the three months ended July 31, 2000. The Company believes the sales volume will remain relatively stable with growth from new projects for the next few years.

SCADA Systems and Monitoring Services: Sales for the three months ended July 31, 2001 were $296,893 compared to sales of $266,237 for the comparable period of the prior year an increase of 11.5%. Operating profit for the three months was $27,870 compared to $45,567 for the three months ended July 31, 2000. Fluctuations above the basic service business revenues are expected from quarter to quarter and year to year.

Temporary Services:   This segment did not recognize any revenue in
the first quarter of fiscal 2002 and fiscal 2001.

Management Services:

                -General-

Indian Gaming Management (a division of Butler National
Corporation): This segment received $45,851 in interest income and incurred no expenses during the current quarter.

COSTS AND EXPENSES

Operating expenses (selling, general and administrative): Expenses in the three months ended July 31, 2001, were $486,529 or 15% of sales compared to $484,921 or 49% of sales for the three months ended July 31, 2000, an increase of $1,608 or 0.3%.

Interest expense for the three months ended July 31, 2001, increased $6,430 from $83,545 in the first quarter of the prior year to $83,545. The Company continues to use its line of credit to maintain operations.

Other income(expense) is income of $3,435 in the quarter ended July 31, 2001, versus income of $2,005 in the quarter ended July 31, 2000.

The Company employed 48 at July 31, 2001, and 69 at July 31, 2000.

EARNINGS

The Company recorded a profit of $532,317 in the three months ended
July 31, 2001. This is comparable to a loss of $384,937 (see note 2) in the three months ended July 31, 2000. Income per share is $0.02 and income per share is $(.02) for the three months ending July 31, 2001, and July 31, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $421,471 at July 31, 2001, and was $438,902 at July 31, 2000.

The Company's unused line of credit was approximately $78,529 as of July 31, 2001 and approximately $61,098 as of July 31, 2000. The interest rate on the Company's line of credit is prime plus two, as of September 15, 2001, the interest rate is 9.0%.

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

The Company does not, as of July 31, 2001 have any material commitments for other capital expenditures other than the Management Services segment's requirements under the terms of the Indian gaming Management Agreements. These requirements are further described in this section.

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

                PART II.

           OTHER INFORMATION

Responses to items 1, 3, and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

Item 2.        	Changes in Securities
               	The Company issued 979,167 shares of common stock related to the convertible debenture.

Item 4 .       	Submission of Matters to Vote of Security Holders
                None

Item 6.        	Exhibits and reports on Form 8-K.
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


                                BUTLER NATIONAL CORPORATION

		                         (Registrant)


September 19, 2001              /S/ Clark D. Stewart
        Date                    Clark D. Stewart
                         	(President and Chief
	                        Executive Officer)


September 19, 2001              /S/ Stanley Nolind
        Date                    Stanley Nolind
                                (Chief Financial Officer)