Form 10-K/A
period 2001-04-30
BUTLER NATIONAL CORP
filed 2001-09-25
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.

                   FORM 10-K/A

(Mark One)     Annual Report Pursuant to Section 13 or
    X          15(d) of the Securities Exchange Act of
               1934 (Fee Required)

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

On May 3, 1996, Avcon received approval from the Federal
Aviation Administration of a Supplemental Type
Certificate ("STC") (no.ST00432WI) for its AVCON FIN
Modification for installation on Learjet Model 35 and 36
Aircraft. FAA pilots thoroughly evaluated the test aircraft, and determined that the fins substantially increase the aerodynamic stability in all flight conditions. The AVCON FIN STC eliminates the operational requirement for Yaw Dampers which are otherwise required in both Learjet models to control adverse yaw tendencies in certain flight conditions, particularly during approach and landing. Learjets equipped with AVCON FINS exhibit the same aerodynamic stability and improved operating efficiency offered on newer Learjet models, while maintaining the outstanding range, speed and load-carrying capabilities that made the Learjet Models 35 and 36 among the most popular Business Jets ever produced. Mounted like the fins of an arrow on the rear of the aircraft, Learjets equipped with AVCON FINS have a new look much the same as the current production aircraft. This modification will give the Learjets produced in the 1970's and 1980's the look of the 21st century.

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

The Management Agreement between the Indian tribe (the owner and operator) and Butler National Service
Corporation (the manager) is the final approval document issued by the National Indian Gaming Commission
("NIGC") before Indian gaming is authorized.  The
Management Agreement or Contract is authorized and approved by the NIGC pursuant to the Indian Gaming
Regulatory Act of 1988, PL 100- 497, 102 Stat. 2467,25
U.S.C. 2701-2721 (sometimes referred to as"IGRA").
Before the Management Agreement is approved by the NIGC, all required contracts with other parties must be approved; including, (a) the compact with the state for class III gaming, if applicable, (b) compliance with the requirements of the National Environmental Protection
Agency ("NEPA"), (c) a Tribal Gaming Ordinance approved by the NIGC, and (d) Indian land leases, if applicable approved by the Bureau of Indian Affairs
("BIA").

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



                PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON
STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK (BUKS):

(a) Market Information: The Company was initially listed in the national over-the-counter market in 1969, under the symbol "BUTL." Effective June 8, 1992, the symbol was changed to'BLNL.' On February 24, 1994, the Company was listed on the NASDAQ Small Cap Market under the symbol "BUKS." The Company's common stock has been delisted from the small cap category effective January 20, 1999 and is now listed in the over-the-counter (OTCBB) category. Approximately twelve(12) market makers offer and trade the stock.

  The range of the high and low bid prices per share of the Company's common stock, for fiscal years 2001 and 2000, as reported by NASDAQ, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown orcommissions, and may not necessarily represent actual transactions.

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


               Year Ended April 30

     (In thousands except per share date)

            2001     2000      1999    1998      1997

                                   (Restated) (Restated)

Net
Sales     $6,008   $4,606  $  6,612  $ 5,456    $4,062

Income
(Loss)
from
Continuing
Operations  (485)  (1,136)     (282)     399      (575)

Income
(Loss)
from/on
Discontinued
Operations    -       -      (1,698)     269      (688)

Net
Income
(Loss)     ($485)  ($1,136) $(1,980)  $  668   $(1,263)

Basic Per
Share
Income
(Loss)
from
Continuing
Operations $(0.02)  $(0.06) $ (0.03)  $ 0.03   $ (0.06)

Income
(Loss)
from/on
Discontinued
Operations     -       -      (0.14)   (0.03)    (0.07)

Net
Income
(Loss)     $(0.02)  $(0.06)  $(0.17) $  0.00   $ (0.13)

Selected Balance SheetInformation

Total
Assets     $10,607  $10,272  $11,729  $10,870  $ 10,070

Long-term
Obligations
(excluding
current
maturities)$ 3,254  $ 2,940 $ 3,065  $  1,926  $   1,541

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

A lawsuit was filed in the United States District Court for the District of Kansas by the State of Kansas against us, the United States, the Business Committee members of the Miami Tribe and others on October 14, 1999, challenging the determination by the Department of the Interior and the Unite States District Court for the District of Kansas that the Miami Princess Maria Reserve No. 35 was Indian
Land. The State of Kansas requested an order by the Court preventing further development on the Indian land by us and further discussions about the Indian land by us or Mr. Stewart, our President.

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

        Expected Maturity Date
        (Dollars in thousands)

              2002       2003       2004       2005

Assets
Note
receivable:$   647      $ 647      $ 639     $   -


Variable
rate
Average
interest
rate          11.5%      11.5%      11.5%       11.5%


Liabilities
Long-term
debt:      $  1,321    $ 2,240     $ 420       $ 194

Variable
rate
Average
interest
rate           11.5%      11.5%     11.5%       11.5%



                                2006

Total Fair Value

Assets

Note receivable:              $   -

                              $1,933

                              $1,933

Variable rate
Average interest rate         11.5%

                              11.5%

                              11.5%

Liabilities
Long-term debt:               $ 186

                              $4,575

                              $4,575

Variable rate
Average interest rate         11.5%

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


Name of Nominee and Director and Age:
Clark D. Stewart (61)

Served Since:  1989

Principal Occupation for Last Five Years and Other
Directorships:

President of the Company from September 1, 1989 to present. President of Tradewind Systems, Inc. (consulting and computer sales) 1980 to present; Executive Vice
President of RO Corporation (manufacturing)1986 to 1989;
President of Tradewind Industries, Inc. (manufacturing)
1979 to 1985.

Name of Nominee and Director and Age:
R. Warren Wagoner (49)

Served Since:  1986

Principal Occupation for Last Five Years and Other
Directorships:

Chairman of the Board of Directors of the Company since
August 30, 1989 and President of the Company from July
26, 1989 to September 1, 1989.  Sales Manager of
Yamazen Machine Tool, Inc. from March,1992 to March,
1994; President of Stelco, Inc. (manufacturing)1987 to
1989; General Manager, AmTech Metal Fabrications,
Inc., Grandview, MO 1982 to 1987.

Name of Nominee and Director and Age:
William E. Logan (63)

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

Principal Occupation for Last Five Years and Other
Directorships:

Secretary of the Company, President of Griffith and Associates (management consulting) since 1984.
Management consultant for Diversified Health Companies
(management consulting) from 1986 to 1989 and for Health
Pro(health care) from 1984 to 1986. Chief Executive
Officer of Southwest Medical Center(hospital) from
1981 to 1984.

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

Name
R. Warren Wagoner

Age
49

Position
Chairman of the Board of Directors

Name
Clark D. Stewart

Age
61

Position
President and Chief Executive Officer

Name
Larry W. Franke

Age
57

Position
President of Avcon Industries, Inc., a wholly-owned subsidiary of the Company.

Name
Jon C. Fischrupp

Age
61

Position
President of Butler National Services, Inc., a wholly-owned subsidiary of the Company

Name
Stanley D. Nolind

Age
57

Position
Chief Financial Officer

Name
William A. Griffith

Age
54

Position
Secretary


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

              SUMMARY COMPENSATION TABLE


Name and Principal Position
Clark D. Stewart
President and CEO, Director

Annual Compensation
Year       Salary($)   Bonus($)     Other Annual

Compensation($)
01          237,986      ---       ---
00          237,986      ---       ---
99          218,743      ---       ---


Name and Principal Position
Clark D. Stewart
President and CEO, Director

Long Term Compensation
Year           Awards                        Payouts
01             -              -
00             -              -
99             -              -

Restricted Stock Award(s)($)Securities
Underlying Options (no.)(1)
01   250,000
00   575,000
99   (820,000)

LTIP Payouts($)
01   -
00   -
99   -

All Other Compensation($)
01   -
00   -
99   -

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


OPTION GRANTS, EXERCISES AND HOLDINGS

The following table provides further information concerning grants of stock options pursuant to the 1989
Nonqualified Stock Option Plan during the fiscal 2001 year to the named executive officers:

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

Name and Position
Clark D. Stewart, Chief Executive Officer (1)

Number of Securities Underlying Options Granted (#)
250,000

Percent of Total Options Granted to Employees in
Fiscal Year
8.8%

Exercise or Base Price ($/Sh)
 .09

Name and Position
Clark D. Stewart, Chief Executive Officer (1)

Expiration Date
12/31/2010

Potential Realizable Value at Assumed Annual Rates of
Stock Price Appreciation for Option Term

5% ($)               10% ($)
-0-                  10,000

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

The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the Company's last fiscal year:

AGGREGATED OPTION EXERCISES IN LAST FISCAL
YEAR  AND FY-END OPTION VALUES

Name and Position
Clark D. Stewart, Chief Executive Officer

Shares Acquired on Exercise (no.)
0

Value Realized ($)
0

Number of Securities Underlying Unexercised Options at
FY-End (no.)

Exercisable/Unexercisable

2,225,000  /   0


Value of Unexercised In-the-Money Options at FY-End ($)

Exercisable/Unexercisable

0   /   0

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

Name and Address of Beneficial Owner
Clark D. Stewart
19920 West 161st Street
Olathe, Kansas 66062

Amount and Nature of Beneficial Ownership (1)
5,096,390(2)

Percent of Class
13.7%

Name and Address of Beneficial Owner
William E. Logan
19920 West 161st Street
Olathe, Kansas 66062

Amount and Nature of Beneficial Ownership (1)
2,073,683(3)

Percent of Class
5.6%

Name and Address of Beneficial Owner
R. Warren Wagoner
19920 West 161st Street
Olathe, Kansas 66062

Amount and Nature of Beneficial Ownership (1)
3,988,983(4)

Percent of Class
10.7%


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



Name of  Beneficial Owner     Amount and     Percent
                              of  Nature of  Class
                              Beneficial
                             Ownership (1)

Larry B. Franke               420,600(6)     1.1%
William A. Griffith           1,381,983(5)   3.7%
David B. Hayden               1,363,683(7)   3.7%
William E. Logan              2,073,683(3)   5.6%
Clark D. Stewart              5,096,390(2)   13.7%
R. Warren Wagoner             3,988,983(4)   10.7%



All Directors and
Executive Officers
as a Group (12
persons)                     14,325,320(8)  38.4%

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

  10.12  1993 Nonqualified Stock Option Plan II, are
         incorporated by reference to Exhibit 10.12
         of the Company's Form 10-K/A, as
         amended, for the year ended April 30, 1994.       *
                                                                              *

  10.13   Industrial State Bank principal amount of
          $500,000 revolving credit line, as amended,
          are incorporated by reference to Exhibit
          10.13 of the Company's Form 10-K/A, as           *
          amended, for the year ended April 30, 1994.

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

*   Incorporated by reference
**  Relates to executive officer employment compensation

      (b)      Reports On Form 8-K.

               Change in Registrant's Certifying
               Accountant is  incorporated by reference to
               the Company's Form 8-K filed on June 27,
               2000.                                        *

               Change in Registrant's Certifying
               Accountant is incorporated by reference to
               the Company's Form 8-K filed on July 11,
               2000.  Report of future filings is
               incorporated by reference to the Company's
               Form 8-K filed on August 15, 2000.           *

               Report of Transient Suppression Device in
               incorporated by reference to the Company's
               Form 8-K(s) filed on October 12, 2000,
               October 18, 2000 and April 12, 2001.         *

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

Signature
Title
Date

/s/ Clark D. Stewart
Clark D. Stewart
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date:  August 14, 2001

/s/ R. Warren Wagoner
R. Warren Wagoner
Chairman of the Board and Director
Date:  August 14, 2001

/s/ William A. Griffith
William A. Griffith
Director
Date:  August 14, 2001

/s/ William E. Logan
William E. Logan
Director
Date:  August 14, 2001

/s/ David B. Hayden
David B. Hayden
Director
Date:  August 14, 2001

/s/ Stanley D. Nolind
Stanley D. Nolind
Chief Financial Officer
Date:  August 14, 2001


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


                              WEAVER & MARTIN, LLC


Kansas City, Missouri,
July 30, 2001



         BUTLER NATIONAL CORPORATION
        CONSOLIDATED BALANCE SHEETS
       as of April 30, 2001 and 2000


                                                2001      2000

ASSETS
CURRENT ASSETS:
  Cash                                        $108,071  $160,090
  Accounts receivable,
  net of allowance for doubtful
  accounts of $11,703 in 2001
  and $25,600 in 2000                        642,564     237,018

  Due from affiliate                            -        308,181

  Note receivable from
  Indian Gaming Developments                  647,285    347,285

  Contracts in process                           -       385,500

  Inventories -
    Raw materials                           1,639,080  1,524,391

    Work in process                           208,036    132,699

    Finished goods                             70,920     86,428

    Aircraft                                1,467,771  1,455,666

                                            3,385,807  3,199,184


 Prepaid expenses and other
 current assets                                 9,730      6,184

       Total current assets                 4,793,457  4,643,442

PROPERTY, PLANT AND EQUIPMENT:

 Land and building                            948,089    948,089

 Machinery and equipment                    1,161,220  1,159,154

 Office furniture and fixtures                607,736    607,736

 Leasehold improvements                         4,249      4,249

       Total cost                           2,721,294  2,719,228

 Accumulated depreciation                  (1,590,048)(1,401,922)

                                            1,131,246  1,317,306

SUPPLEMENTAL TYPE
CERTIFICATES                                1,338,372  1,397,967

INDIAN GAMING:
 Note receivable from Indian
 Gaming                                     1,285,326    936,340

 Advances for Indian Gaming
 Developments (net of reserves
  of $2,718,928)                            1,861,376  1,780,094

       Total Indian Gaming                  3,146,702  2,716,434

OTHER ASSETS                                  196,837    196,837

Total assets                              $10,606,614$10,271,986


                                                2001   2000
LIABILITIES AND
SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Bank overdraft payable                      $149,859    $76,234

 Promissory notes payable                     348,590    615,174

 Current maturities of long-
 term debt and capital
 lease obligations                          1,321,030    375,480

 Accounts payable                             807,114    735,237

 Customer deposits                            167,530    620,673

 Accrued liabilities -
    Compensation and
    compensated absences                      120,304    137,496

    Other                                     118,837     91,481

       Total current liabilities            3,033,264  2,651,775

LONG-TERM DEBT, AND
CAPITAL LEASE
OBLIGATIONS, NET OF
CURRENT MATURITIES                          3,253,612  2,939,821

CONVERTIBLE DEBENTURES                         78,000    273,000

COMMITMENTS AND
CONTINGENCIES
       Total liabilities                    6,364,876  5,864,596

SHAREHOLDERS' EQUITY:
 Preferred stock, par value $5:
    Authorized, 200,000 shares,
    all classes $1,000 Class A,
    9.8%, cumulative if earned,
    liquidation and redemption
    value $100, no shares issued
    and outstanding                              -         -

    $1,000 Class B, 6%,
    convertible cumulative,
    liquidation and redemption
    value $1,000 issued and
    outstanding, no shares in
    2001 and 283.5 shares in
    2000                                         -      112,136

 Common stock, par value $.01:
    Authorized, 40,000,000 shares
    Issued and outstanding
    36,904,111 shares in 2001 and
    27,181,828 in 2000                      369,041     271,818

 Capital contributed in excess
  of par                                  9,890,268   9,558,549

 Treasury stock at cost
(600,000 shares)                           (732,000)   (732,000)

 Retained deficit (deficit of
 $11,938,813 eliminated
 October 31, 1992)                       (5,285,571) (4,803,113)

       Total shareholders'
       equity                             4,241,738   4,407,390

Total liabilities and
shareholders' equity                    $10,606,614 $10,271,986


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


BUTLER NATIONAL CORPORATION AND
SUBSIDIARIES CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY FOR THE YEARS ENDED
APRIL 30, 2001, 2000, AND 1999


                                   Preferred      Common
                                   Stock          Stock
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


                                   Capital        Note
                                   Contributed    Receivable
                                   in Excess of   Arising
                                   Par            From
                                                  Stock
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

Transfer of service contracts
to advances for Indian Gaming
developments

Amortization of service
contracts

Dividends on Preferred Stock
paid by issuing common stock         53,369

Net loss

BALANCE, April 30, 1999          $8,981,048      $    -


                                   Shares         Treasury
                                   Issued for     Stock
                                   Future         (common)
                                   Services

BALANCE, April 30, 1998           ($286,824)    ($1,069,240)

Reduction in note receivable
from stock purchase
agreement

Retirement of Treasury Stock                        337,240

Conversion to common stock

Issuance of stock - Other

Transfer of service                185,573
contracts to advances
for Indian Gaming
developments

Amortization of service
contracts                          101,251

Dividends on Preferred Stock
paid by issuing common stock

Net loss

BALANCE, April 30, 1999            $     -         ($732,000)


                                   Retained    Total
                                   Earnings    Shareholders'
                                   (deficit)   Equity

BALANCE, April 30, 1998          ($1,629,533)   $5,866,282

Reduction in note receivable                        37,647
from stock purchase
agreement

Retirement of Treasury Stock                          -

Conversion to common stock                            -

Issuance of stock - Other                          840,088

Transfer of service contracts to                   185,573
advances for Indian Gaming
developments

Amortization of service contracts                  101,251

Dividends on Preferred Stock         (54,397)         -
paid by issuing common stock

Net loss                          (1,980,093)   (1,980,093)

BALANCE, April 30, 1999          ($3,664,023)   $5,050,749


The accompanying notes are an integral part of these financial statements.


BUTLER NATIONAL CORPORATION AND
SUBSIDIARIES CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY FOR THE YEARS ENDED
APRIL 30, 2001, 2000, AND 1999

                                Preferred    Common
                                Stock        Stock

BALANCE, April 30, 1999       $313,603       $152,121

Conversion to common stock    (201,467)        51,393

Issuance of stock - Other                      18,709

Conversion of Convertible                      49,595
Debentures

Dividends on Common Stock paid

Net loss

BALANCE, April 30, 2000       $112,136       $271,818

                            Capital          Treasury
                            Contributed      Stock
                            in Excess of     (common)
                            Par

BALANCE, April 30, 1999     $8,981,048     ($732,000)

Conversion to common stock     150,074

Issuance of stock - Other      100,022

Conversion of Convertible      327 405

Debentures

Dividends on Common Stock paid

Net loss

BALANCE, April 30, 2000     $9,558,549     ($732,000)

                              Retained   Total
                              Earnings   Shareholders'
                              (deficit)  Equity

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


BUTLER NATIONAL CORPORATION AND
SUBSIDIARIES CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY FOR THE YEARS ENDED
APRIL 30, 2001, 2000, AND 1999

                              Preferred      Common
                              Stock          Stock

BALANCE, April 30, 2000       $112,136      $271,818

Conversion to common stock   (112,136)        64,800

Issuance of stock - Other                     13,534

Conversion of Convertible
Debentures                                    18,889

Miscellaneous

Net loss

BALANCE, April 30, 2001       $    -        $369,041

                              Capital        Treasury
                              Contributed    Stock
                              in Excess of   (common)
                              Par

BALANCE, April 30, 2000       $9,558,549   ($732,000)

Conversion to common stock        47,336

Issuance of stock - Other        108,272

Conversion of Convertible
Debentures                       176,111

Miscellaneous

Net loss

BALANCE, April 30, 2001       $9,890,268   ($732,000)

                              Retained    Total
                              Earnings    Shareholders'
                              (deficit)   Equity

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


BUTLER NATIONAL CORPORATION AND
SUBSIDIARIES  CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE YEARS ENDED APRIL 30,
2001, 2000 AND 1999

                                                     2001
CASH FLOWS FROM OPERATING
ACTIVITIES

Net income (loss)                                $(485,477)

Income (loss) from discontinued operations            -

Income (loss) from continuing operations          (485,477)

Adjustments  to reconcile net income
(loss) to net cash provided by (used in)
operations                                            -

Depreciation                                       200,576

Amortization                                        59,595

Provision for obsolete inventories                    -

Amortization of shares issued for future
services                                              -

Noncash services and benefit plan
contributions                                     121,806

Miscellaneous                                       3,018

Changes in assets and liabilities                    -

Accounts receivable                              (405,546)

Contracts in process                              385,500

Inventories                                      (186,623)

Prepaid expenses and other current assets          (3,546)

Other assets and other                            308,181

Accounts payable                                  145,502

Customer deposits                                (453,143)

Accrued liabilities                                10,164

Cash provided by (used in) continuing
operations                                       (299,992)

Cash provided by (used in) discontinued
operations                                            -

Cash provided by (used in) operations            (299,992)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures, net                         (14,516)

Advances for Indian Gaming Developments           (81,282)

Indian Gaming note receivable, net                637,079

Supplemental Type Certificates                       -

Cash (provided by) used in investing
activities                                        541,281

CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings under promissory notes             133,416

Proceeds from long-term debt and capital
lease obligations                                 537,603

Repayments of long-term debt and capital
lease obligations                                (964,327)

Repayment of officer note                            -

Cash provided (used in) by financing
activities                                       (293,308)

NET INCREASE (DECREASE) IN CASH                   (52,019)

CASH, beginning of year                           160,090

CASH, end of year                             $   108,071


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Interest paid                                $   486,000

Income taxes paid                                   -


NON CASH FINANCING ACTIVITIES

Conversion of preferred stock to common
stock                                        $   112,136

Conversion of convertible notes to common
stock                                            195,000

Cancelled treasury stock                            -

Common stock issued for preferred stock
dividends                                           -

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


1.  BASIS OF PRESENTATION AND
SIGNIFICANTACCOUNTING POLICIES:

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

f. Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the
Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes the Company to perform modifications, installations and assemblies on applicable customer- owned aircraft.
Costs associated with obtaining these STCs from the FAA
are capitalized and subsequently amortized against
revenues being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through costs of
sales using the units of production  method.  Current
company estimates of future orders indicate the life for these costs to be approximately five years. The legal life of these STCs is indefinite. Consultant costs, as shown below, include costs of engineering, legal and aircraft
specialists.   Components of the capitalized costs are
as follows:

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

i. Revenue Recognition: The Company performs aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage
-of-completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs.

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

 During the fourth quarter of 2000, the Emerging Issues
Task Force(EITF) issued consensus 00-27 "Application of
EITF No. 98-5.  Accounting for Convertible Securities with
Beneficial Conversion Features of Contingency Adjustable
Conversion Ratios, to certain Convertible Instrument"
("EITF No. 00-27). EITF No. 00-27 requires the re-measurement of the original issue discount on convertible debt. This accounting change required the value of the warrants issued with the convertible debt to be included in calculating the beneficial conversion value. The adoption of EITF No. 00-27 did not have a material effect on the Company's financial position or previously reported results of operations.

l. Stock-based Compensation: The Company accounts for non- employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provisions of SFAS No. 123 and Emerging Issues Task
Force No. 96-18, "Accounting for Equity Instruments that are Issued to Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

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

Other Notes Payable and Capital Lease Obligations

Note payable, interest at prime
plus 2%, (9.5% at April
30, 2001) due May 24, 2004
collateralized by Aircraft
Security Agreements                $1,585,018     $ 1,619,964

Note payable, interest at prime
plus 2% (9.5% at April 30,
2001) due August 1, 2003.             933,421         -


Note payable, interest at prime
plus 1%, (8.5% at April
30, 2001) due Sept. 1, 2002
collateralized by real estate.        374,117        380,918


Note payable, interest at prime
plus 2% (9.5% at April 30,
2001) collateralized by a first
or second position on all
of the Company.                       142,088        103,000

Note payable, interest at prime
plus 2% (9.5% at April 30,            844,813        978,028
2001) due May 13, 2009,
collateralized by a first or
second position on all assets
of the Company.


Note payable, interest
generally at 10.5%,
collateralized by a second
position on cash flow of the
Stables.                              400,000          -


Other Notes Payable and
Capital Lease Obligations             295,185       233,391

                                    4,574,642     3,315,301


Less: Current maturities            1,321,030       375,480

                                   $3,253,612   $ 2,939,821


Maturities of long-term debt and capital lease obligations are as follows:

Year Ending 30-Apr                 Amount

     2002                       1,321,030
     2003                       2,240,204
     2004                         419,761
     2005                         193,587
     2006                         186,216
       Thereafter                 213,844


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

The deferred taxes are comprised of the following components:


                                      April 30       April 30
                                       2001            2000
Current
deferred
taxes -

Current assets                     $  432,000 $    429,000

Current liabilities                      -           -

Total current
deferred taxes                        432,000      429,000

Noncurrent deferred taxes -

Non current assets                  3,296,000    3,043,000

Non current liabilities              (235,000)    (267,000)

Total non current
deferred taxes                      3,061,000    2,776,000

Total deferred taxes                3,493,000    3,205,000


Less - Valuation allowance         (3,493,000)  (3,205,000)

Total deferred
taxes, net                        $      -    $      -

                                           April 30,
                                    2001               2000
Accounts receivable reserves       $5,000       $    10,000

Inventory reserve                 406,000           399,000

Net operating loss              2,776,000         2,523,000

Depreciation                     (146,000 )        (154,000)

Indian gaming development         520,000           520,000

Accrued interest                  (88,000)         (113,000)

Other                              20,000            20,000

Net deferred tax items        $ 3,493,000        $3,205,000

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:

                             2001      2000       1999

Statutory federal
 income
tax rate                     -34.0%     -34.0%    -34.0%

Changes in valuation
allowances                    31.7%      32.4%     33.0%

Nondeductible
expenses                       1.6%       1.6%      1.0%

Effective tax rate             0.0%       0.0%      0.0%

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

With the exception of 30,000 common shares owned at settlement by the Holders, sales of the previous converted common shares, 148,849 shares, plus any newly converted common shares, will be limited to the greater of $30,000 or twenty-five percent (25%) of the previous week's trading volume. The Company issued 102,396 shares of its stock valued at $54,398 in lieu of any past or future dividends. All transactions are being handled through one broker and all activity is reported on a weekly basis.
The Holders also received 770,000 three- year warrants to purchase restricted common stock at $1.45 per share. At
April 30, 2001 all preferred shares have been converted into common stock.

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

                    2001      2000      1999

Dividend yield      0%        0%        0%

Weighted
average
expected stock
volatility         17.0%    13.50%     4.50%

Weighted
average risk
free interest
rate               4.92%     6.35%     4.78%

Expected
option lives    10 years  10 years  10 years

Net loss
As reported    $(485,777) $(1,136,071) $(2,034,491)

Pro forma      $(595,777) $(1,280,801) $(2,493,911)

Basic earnings
per share
As reported    $   (0.02) $     (0.06) $     (0.17)

Pro forma $        (0.02) $     (0.07) $     (0.21)

Diluted
earnings per
share
As reported    $   (0.02) $     (0.06)  $    (0.17)

Pro forma      $   (0.02) $     (0.07)  $    (0.21)

The following table summarizes the Option Plans.

                         Shares    Weighted  Average
                                         Price

Outstanding at April
30, 1998                 6,375,800         0.90

Granted                  2,418,000         0.50

Exercise                  (600,000)        0.50

Canceled                (2,514,500)        0.90

Outstanding at April
30, 1999                 5,679,300         0.77

Granted                  4,260,000         0.08

Canceled                  (299,000)        0.51

Exercised                     -             -

Outstanding at April
30, 2000                 9,615,300         0.48

Granted                  2,835,000         0.09

Canceled                  (705,000)        0.36

Exercised                    -              -

Outstanding at April
30, 2001                11,745,300         0.48

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

12.  401(K) SAVINGS PLAN

The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least one year of service are eligible to participate in the plan.
Employees may contribute up to twelve percent of their pre-tax covered compensation through salary deductions.
The Company contributed 100 percent of every pre-tax dollar an employee contributes. Employees are 100 percent vested in the employer's contributions after five years of service. All employer contributions are tax deductible by the Company. The Company's matching contribution expense in 2001, 2000 and 1999 was approximately $121,806, $108,519 and$107,300
respectively.

13.  COMMON SHARES USED IN EARNINGS PER
SHARE CALCULATIONS:

The following table shows the amounts used in computing
earnings per share and the effect on income and weighted
average number of shares of potential dilutive common
stock.
                         2001        2000         1999

Earnings (losses)
available for
Common shares       $  (485,477) $(1,136,072) $(1,980,093)

Preferred dividend        -             -         (54,398)

Earnings (losses)
available for
common              $  (485,477) $(1,136,072) $(2,034,491)
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

Interest, net

Other income

Loss from
continuing
operations

Income taxes

Net loss

Identifiable
assets         $3,973,157 $    470,610 $     3,435,781




                 Services        Aircraft       Corporate

Net Sales      $1,135,804 $       -    $       117,004

Depreciation       28,983         -             54,272

Operating
profit
(loss) (a)        (9,644)         -           (516,618)

Capital
Expenditures      14,516          -              -

Interest, net

Other income

Loss from
continuing
operations

Income taxes

Net loss

Identifiable
assets       $   167,713   $ 1,467,771 $     1,091,582



                                        Consolidated(b)
Net Sales                               $ 6,008,963

Depreciation                                200,576

Operating profit (loss) (a)                (337,514)

Capital Expenditures                         95,798

Interest, net                              (230,608)

Other income                                 82,645

Loss from continuing operations            (485,477)

Income taxes                                   -

Net loss                              $    (485,477)

Identifiable assets                   $  10,606,614




Year ended April 30, 2000


                Gaming        Avionics       Modifications

Net Sales $        -      $      274,335     $    3,130,835

Depreciation       -              45,689             99,009

Operating
profit
(loss) (a)         -            (117,658)          (667,939)

Capital
Expenditures       57,458           -                 -

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

Description         Balance at     Additions
                    Beginning of   Charged to
                    Year           Costs and
                                   Expenses
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



Description         Balance at     Additions
                    Beginning of   Charged to
                    Year           Costs and
                                   Expenses
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


Description         Balance at     Additions
                    Beginning of   Charged to
                    Year           Costs and
                                   Expenses

Year ended April 30, 1999

Allowance for
doubtful
accounts   $         78,736        $      -

Reserve for
inventory
obsolescen ce        74,562               -

Reserve for
loss on note
receivable           27,327               -

Reserve for
Indian gaming
development       3,008,508               -

Deferred
interest (1)            -             351,000

Income tax
valuation
allowance         2,699,762           459,238



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