Form 10-Q/A
period 2001-07-31
BUTLER NATIONAL CORP
filed 2001-10-01
CIK 15847

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

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF INCOME


                                	   THREE MONTHS ENDED
                                 	      July 31,
                               		   2001           2000
                            		(unaudited)     (unaudited)

     Net sales		     	$      3,254,990  $	982,586
     Cost of sales                     2,192,562	837,423
					________      _________
				       1,062,428	145,163

     Selling, general and
     administrative expenses	 	 486,529	484,921
					________      _________
     Operating income (loss) 	$ 	 575,899   $   (339,758)


     Other income (expense):
       Interest expense		 	(89,975)	(83,545)
       Interest revenue		  	 42,958	 	 36,360
       Other			   	  3,435	  	  2,005
					________      __________
         Other expense	     	$   	(43,582)    $   (45,180)

     Income (loss)from
     continuing operations
     before taxes			 532,317       (384,938)

     Provision for income taxes
     from continuing operations		   5,000            -

     Income (loss) from     	       _________     __________
     continuing operations	$        527,317    $  (384,938)
				       _________     __________
         Net income (loss)      $        527,317    $  (384,938)

     Basic earnings (loss) per
     common share:

        Continuing operations    $          0.02   $      (0.02)
					________      _________
	                         $          0.02   $      (0.02)

     Shares used in per share
     calculation		      31,337,597     21,438,725

     Diluted earnings (loss) per
     common share			    0.02	  (0.02)
					________      _________

     Continuing operations	  $         0.02   $      (0.02)


     Shares used in per share
     calculation		      31,337,597     21,438,725


The accompanying notes are an integral part of these statements.

          BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           THREE MONTHS ENDED
                                               July 31,
                                          2001           2000
                                      (unaudited)     (unaudited)

Cash flows from operating
activities:

Net income (loss)                 $       527,317   $   (384,938)
  Income (loss) from
  discontinued operations		     -              -

  Income from continuing
  operations				  527,317	(384,938)

  Adjustments to reconcile net
  income (loss) to net cash (used
  in) operations:

  Depreciation				   41,111	  51,037
  Amortization				     -  	  16,808
  Other noncash expenses		    5,000   	    -

Changes in assets and liabilities:
  Accounts receivable		       (1,261,242)	 126,627
  Contracts in process			     -  	 326,250
  Inventories				1,190,191	(122,109)
  Prepaid expenses and other
   current assets			    5,858	     648
  Other assets and other		     -  	   3,018
  Accounts payable			 (173,021)        37,195
  Customer deposits			 (167,500)       (81,228)
  Accrued liabilities			   12,806        (19,239)
					_________	_________
     Cash provided by (used
     in) operations		   $      180,520   $    (45,931)
					_________	_________

Cash flows from investing
activities:

  Capital expenditures, net		   (7,741)          -
  Indian Gaming Developments		  174,303	  42,099
  Supplemental Type Certificates          (10,520)          -
					_________	________
    Cash used in investing activities     156,042   $     42,099

Cash flows from financing
activities:

  Net borrowings under promissory note	  272,881	  23,727

  Repayments of long-term
  debt and lease obligations		 (625,133)	 (84,676)
					_________	________
    Cash provided by
    financing activities	   $     (352,252)  $    (60,949)
					_________	________
Net increase (decrease) in cash		  (15,690) 	 (64,781)

Cash, beginning of period		  108,071	 160,090
					_________	________
Cash, end of period		   $       92,381   $     95,309


Supplemental disclosures of cash
flow information:

  Interest paid				  486,104	  83,545

  Income taxes paid			     -              -


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

The Company recorded a net profit from continuing operations of $527,317 in the current quarter compared to a $384,937 net loss in the comparable period of fiscal 2001.

Selling, General and Administrative expenses were $486,529 for the current quarter, an increase of $1,608 from the prior year.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment increased $206,088 (36.4%) from $565,479 in the first quarter of the prior fiscal year to $771,567 in the current first quarter of fiscal
2002.   Modified aircraft sales were $1,425,000 for the current fiscal current fiscal quarter. First quarter operating profit was $255,021 in fiscal 2002 and $(195,915) in fiscal 2001. Additional emphasis is being placed on the purchase, modify and resale product line to increase market share of all modification products.

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

The Company employed 48 at July 31, 2001, and 69 at July 31, 2000.

EARNINGS

The Company recorded a profit of $527,317 in the three months ended
July 31, 2001. This is comparable to a loss of $384,937 (see note 2) in the three months ended July 31, 2000. Income per share is $0.02 and income per share is $(.02) for the three months ending July 31, 2001, and July 31, 2000, respectively.

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


                                BUTLER NATIONAL CORPORATION

		                         (Registrant)


September 28, 2001              /S/ Clark D. Stewart
        Date                    Clark D. Stewart
                         	(President and Chief
	                        Executive Officer)


September 28, 2001              /S/ Stanley Nolind
        Date                    Stanley Nolind
                                (Chief Financial Officer)