Form 10-Q
period 2001-10-31
BUTLER NATIONAL CORP
filed 2001-12-17
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of the
X Securities Exchange Act of 1934

For the quarter ended October 31, 2001

Transition Report Pursuant to Section 13 or 15 (d) of the
Security Exchange Act  of 1934

For the quarter ended October 31, 2001

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


     The number of shares outstanding of the
Registrant's Common Stock, $0.01 par value, as of October 31, 2001, was 37,283,278 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


	                   INDEX

PART I	FINANCIAL INFORMATION:	     		PAGE
		                                NO.


Condensed Consolidated Balance Sheets -
October 31, 2001 and April 30, 2001            	3


Condensed Consolidated Statements of Income
- Three Months ended October 31, 2001 and
2000	                                        4


Condensed Consolidated Statements of Income
- Six Months ended October 31, 2001 and
2000	                                        5


Condensed Consolidated Statements of Cash
Flows - Six Months ended October 31, 2001 and
2000	                                        6


Notes to Condensed Consolidated Financial
Statements                                	7-8


Management's Discussion and Analysis
Financial Condition and Results of Operations  	9-11


PART II.
OTHER INFORMATION                              	12


SIGNATURES                                     	13

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AT OCTOBER 31 AND APRIL 30, 2001


ASSETS                             				  					10/31/01  	4/30/01
		                       (unaudited)    (audited)
Current Assets:
  Cash  				$212,565	$108,071
  Accounts receivable, net of
     allowance for            		 806,991	 642,564
     doubtful accounts of $11,703
	at Oct. 31, and $25,600 at
	April 30, 2001
  Note receivable from Indian
     Gaming development             	 647,285   	 647,285
  Due from affiliate                  	    -      	 308,181

  Contracts in process             	    -               -

  Inventories:
     Raw materials                     1,595,805       1,639,080
     Work in process                	 140,658         208,036
     Finished goods                  	  46,635          70,920
     Aircraft                          1,046,281       1,467,771
                                       2,829,379       3,385,807
Prepaid expenses and other assets     	   5,176     	   9,730
          Total current assets         4,501,396       4,793,457

Property, Plant and Equipment:
     Land & Building               	 948,089         948,089
     Machinery and equipment           1,181,297       1,161,220
     Office furniture and fixtures  	 607,736         607,736
     Leasehold improvements           	   4,249     	   4,249
               Total cost              2,741,371       2,721,294

     Accumulated depreciation         (1,672,150)    (1,590,048)
              Net Property, Plant
              and equipment            1,069,221      1,131,246

               Supplemental Type
               Certificates            1,348,892      1,338,372
Indian Gaming:
     Note receivable from Indian
     Gaming developments           	918,677       1,285,326

     Advances for Indian gaming
     developments (net of             1,866,225       1,861,376
     reserves of $2,718,928 at
     Oct. 31 and April 30, 2001)

               Total Indian Gaming
               (Long Term)            2,784,902       3,146,702

               Other assets         	196,837         196,837

               Total Other Assets   	196,837         196,837

               Total Assets          $9,901,248     $10,606,614


LIABILITIES AND SHAREHOLDERS' EQUITY
                                      								    10/31/01         4/30/01
                                   (unaudited)      (audited)
Current Liabilities:
     Bank overdraft payable     $       -           $   149,859
     Promissory notes payable        326,773            348,590
  Current maturities of long-term
     debt                            838,542          1,321,030
  Accounts Payable                   518,075            807,114
  Customer Deposits                     -               167,530
  Accrued liabilities-
     Compensation and compensated
     absences                        255,936            120,304
     Other                           192,310            118,837
          Total current
          liabilities              2,131,636          3,033,264

Long-Term Debt, net of current
     maturities                    2,324,997          3,253,612
Convertible debentures                  -                78,000
          Total liabilities        4,456,633          6,364,876


Shareholders' equity:
     Preferred stock, par value $5:      -                -
     Authorized, 200,000 shares,
	all classes $1,000 Class B,
	6%, convertible cumulative,
	liquidation and redemption
	value $1,000, issued and
	outstanding, zero shares at
        10/31/01 & zero shares at
	4/30/01

Common stock, par value $.01:	      378,833	        369,041
     Authorized, 40,000,000 shares
       Issued and outstanding
       37,883,278 Oct. 31,
       2001 & 27,181,828 at
       April 31, 2001

Capital contributed in excess
     	of par			    9,958,476         9,890,268


Treasury stock, at cost (No
     preferred at 10/31 and          (732,000)        (732,000)
     no preferred at 4/30 and
     common 600,000 at 10/31
     and 600,000 at 4/30)

Retained deficit
     (deficit of $11,938,813
      eliminated October 31,
     1992)           		    (4,160,694)     (5,285,571)

          Total shareholders'
          equity                     5,444,615       4,241,738

Total liabilities and
shareholders' equity                $9,901,248     $10,606,614


The accompanying notes are an integral part of these condensed consolidated balance sheets.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED

                                 									      October 31,
					2001              2000
                                     (unaudited)    (unaudited)

Net sales			      $2,665,724      $1,323,693
Cost of sales                          1,198,088       1,137,161
                     		       1,467,636         186,532

Selling, general and
administrative expenses   		 832,775        547,689
Operating income (loss)     		 634,861       (361,157)

Other income (expense)
  Interest expense		         (90,991)       (85,196)
  Interest revenue		          34,746         33,708
  Other                     		  13,944            175
  Other expense			         (42,301)       (51,313)

  Income (loss) before
  taxes                     		 592,560       (412,470)
  Provision for income
  taxes                            	   5,000     	   -
	  Net income (loss)	      $  587,560    $  (412,470)

Basic earnings (loss) per
common share:                         $     0.02    $     (0.02)
Shares used in per share
calculation              	      32,899,346     24,247,257

Diluted earnings (loss)
per common share         	      $     0.02    $     (0.02)

Shares used in per share
Calculation             	      32,899,346     24,247,257

The accompanying notes are an integral part of these condensed consolidated statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED

				              October 31,

					     2001         2000						(unaudited) (unaudited)

Net sales				$5,920,714   $2,306,279
Cost of sales             	         3,390,650    2,027,761
                         		 2,530,064      278,518

Selling, general and
administrative expenses  		 1,319,304      979,434
Operating income (loss)  		 1,210,760     (700,916)

Other income (expense)
  Interest expense        		  (180,966)    (168,740)
  Interest revenue		    	    77,704	 70,068
  Other				  	    17,379	  2,180
    Other expense                          (85,883)     (96,492)

Income (loss) before
taxes                     		 1,124,877     (797,408)
Provision for income
taxes                                       10,000         -
Net income (loss)			$1,114,877   $ (797,408)

Basic earnings (loss) per
common share:           		$     0.03   $    (0.03)

Shares used in per share
Calculation             		32,899,346   24,247,257

Diluted earnings (loss)
per common share        		$     0.03   $    (0.03)

Shares used in per share
Calculation             		32,899,346   24,247,257

The accompanying notes are an integral part of these condensed consolidated statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED

          				                         				                October 31,

                        		     2001	   2000
                           		(unaudited)  (unaudited)

Cash flows from operating
activities:

Net income (loss)			$1,114,876   $ (797,408)

Adjustments to reconcile
 net income (loss) to net
 cash provided by (used in)
 operations:

Depreciation                     	    82,102      101,876
Amortization                 		      -          31,070
Other                             	    10,000         -

Changes in assets and
liabilities:

Accounts receivable             	  (164,427)     280,492
Contracts in process            	      -         385,500
Inventories                     	   556,428       76,599
Prepaid expenses and
other current
assets                                       4,554         (753)
Other assets and other             	       -          3,018
Accounts payable                	  (438,898)     172,015
Customer deposits               	  (167,530)    (452,923)
Accrued liabilities     		   209,106       22,586
Cash provided by
(used in)
operations                    		 1,206,212     (177,928)


Cash flows from investing
activities:

Capital expenditures,
net                            		   (20,07         -
Indian Gaming
Developments                    	  361,799       105,650
Supplemental Type
Certificates               		  (10,520)         -
Cash used in
investing
activities                      	   331,202     $105,650

Cash flows from financing
activities:

Net borrowings under
promissory note               		   (21,817)      17,662

Proceeds from long-term
debt                           		   751,000      123,088

Repayments of long-term
debt and lease
obligations                 		(2,162,103)    (189,961)

Cash provided by financing activities   (1,432,920)     (46,211)

Net increase (decrease) in cash            104,494     (118,489)

Cash, beginning of period      	           108,071      160,090
Cash, end of period         		$  212,565   $   41,601

Supplemental disclosures of
cash flow information

     Interest paid          		$  180,966   $   89,975
     Income taxes paid                        -            -

The accompanying notes are an integral part of these condensed consolidated statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
               STATEMENTS

1.   The accompanying unaudited Condensed Consolidated
Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and six months ended October 31, 2001 are not indicative of the results of operations that may be expected for the year ending April 30, 2002.

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

The Company has capitalized approximately $1,866,225 and $1,861,376 at October 31, 2001 and April 30, 2001 respectively, related to the development of Indian gaming facilities.
These amounts are net of reserves of $2,718,928 in fiscal year 2001 and 2000, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The
Company has title to land purchased for Indian gaming.
These tracts, currently owned by the Company, could be sold to recover costs in the projects.

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

6. Research and Development: The Company charges to operations research and development costs. The amount charged in the quarter ended October 31, 2001 was approximately $150,000 and for the six months was approximately $358,000.

The rest of this page intentionally left blank.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

First half fiscal 2002 compared to first half fiscal 2001

Overview: Consolidated sales were $5,920,714 for the six months ended October 31, 2001, compared to $2,472,315 for the six months ended October 31, 2000, an increase of 140%. Sales for the second fiscal quarter were $2,665,724 compared to $1,406,333 for the quarter ended October 31, 2000.
Sales for the six month period increased in the Avionics segment 1,306%, increased in the Aircraft Modifications segment 85%, and decreased in the Monitoring Services segment (10%).

The Company recorded a net income from continuing operations of $1,114,877 for the first half of fiscal
2002 compared to a net loss from continuing operations of $797,408 in the same period of fiscal 2001.

Selling, General and Administrative expenses were $1,319,304 for the six months, an increase of $339,870 from the prior year.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications:  Sales from the Aircraft
Modifications business segment increased $1,226,674
(85%) from $1,449,326 in the first half of the prior fiscal year to $2,676,000 in the first half of fiscal 2002. Modified aircraft sales were $1,425,000 in the first fiscal quarter. Gross profit increased from $71,298 in the six months ending October 31, 2000 to $365,021 in the six months ending October 31, 2001.

Second quarter fiscal 2002 sales were $479,432 compared to $883,846 in fiscal 2001. Second quarter gross profit was a loss of $46,550 and a profit of $114,332, respectively. Sales and the related gross profit were lower in fiscal year 2002 than the previous year because of depressed economic conditions in this segment.

Avionics:  Avionics unit sales were $2,298,621
for the six months ended October 31, 2001 compared to $163,538 in the comparable period of the preceding year, an increase of 1,306%.
Operating profits for the six months ended
October 31, 2001, were $1,460,480 compared to $(139,000) for the six months ended October
31, 2000. The Company believes the sales volume will remain relatively stable with growth from new projects for the next few years.

As reported on October 12, 2000, Avionics added the Transient Suppression Device (TSD) to its line of Classic Aviation Products. Avionics expects to equip approximately 100 Boeing 747 aircraft with the Butler National TSD during fiscal years 2001 and 2002. Currently, the TSD order backlog is approximately $1,000,000 including some unsigned orders in the final closing phases. Avionics expects to ship the current backlog by April 30, 2002. Avionics may need additional working capital to finance the increased level of business. There can be no assurance that the additional financing will be available or that all the pending orders will be completed.

SCADA Systems and Monitoring Services: Sales for the six months ended October 31, 2001 were $575,650 compared to sales of $642,138 for the comparable period of the prior year a decrease of 10%. Operating profit for the six months was $145,639 compared to $105,044 for the six months ended October 31, 2000. Fluctuations above the basic service business revenues are expected from quarter to quarter and year to year.

Temporary Services:   This segment did not
recognize any revenue in the first half of fiscal 2002 and fiscal 2001.

Management Services:

                 -General-

Indian Gaming Management (a division of
Butler National Corporation): This segment earned net management fees and interest income of $93,993 during the quarter and $172,885 for the first six months and incurred no expenses during the current quarter. In the first half of fiscal 2002, $4,218 was expensed for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988.

COSTS AND EXPENSES

Operating expenses (selling, general and administrative): Expenses in the six months ended October 31, 2001, were $1,319,304 or 22%
of sales compared to $979,434 or 43% of sales for the six months ended October 31, 2000, an increase of $339,871 or 34%. This increase was related to additional research and development costs of approximately $358,000.

Interest expense for the six months ended October
31, 2001, increased $12,263 from $168,740 in the
first half of the prior year to $180,966.  The
Company continues to use its line of credit to maintain operations.

The Company acquired a Lear 25 during fiscal 2000, for debt on an inventory floor plan of $1,400,000, the majority of the increase in interest expense relates to this acquisition and the related debt and the increased borrowing on the credit line.
The Company sold the Lear acquired in fiscal 2000 in June 2001. The Company intends to sell the second Learjet 25 after completion and certification of the RX modification STC.

Other income (expense) is income of $17,379 in the quarter ended October 31, 2001, versus income of $2,180 in the quarter ended October 31, 2000.

The Company employed 55 at October 31, 2001, and 63 at October 31, 2000.

EARNINGS

The Company recorded a profit of $1,124,876 in the six months ended October 31, 2001. This is comparable to a loss of $797,408 in the six months ended October
31, 2000. Earnings per share is a profit of $.04 and a loss of $.03 for the six months ending October 31, 2001, and October 31, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $362,773 at October 31, 2001, and was $432,835 at October 31, 2000.

The Company's unused line of credit was approximately
$137,227 as of October 31, 2001 and approximately
$67,165 as of October 31, 2000. The interest rate on the Company's line of credit is prime plus two, as of December 14, 2001, the interest rate is 7.0%.

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

The Company does not, as of October 31, 2001, have any material commitments for other capital expenditures other than the Management Services segment's requirements under the terms of the Indian gaming
Management Agreements. These requirements are further described in this section.

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


Avionics and Modifications continue to add new product lines to its Classic Aviation Products group. Avionics may need additional working capital to finance the expected increased level of business. There can be no assurance that the additional financing will be available or that all the pending orders will be completed.

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

The rest of this page intentionally left blank.

FORWARD LOOKING INFORMATION

The information set forth below includes "forward-looking" information as outlined in the Private
Securities Litigation Reform Act of 1995.  The
Cautionary Statements, filed by the Company as
Exhibit 99 to the April 30, 2001 Form 10-K, are incorporated herein by reference and you are specifically referred to such Cautionary Statements for a discussion of factors which could affect the Company's operations and forward-looking statements contained herein.


                  PART II.

             OTHER INFORMATION

Responses to items 1, 3, and 5 are omitted since these items are either inapplicable or the response thereto would be negative.

Item 2.        	Changes in Securities
               	None

Item 4          Submission of Matters to Vote
                of Security Holders
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

                99  Exhibit Number 99.
                Cautionary Statements for Purposes of
                the "Safe Harbor" Provisions of the
                Private Securities Litigation Reform
                Act of 1995, are incorporated by
                reference to Exhibit 99 of the Form
                10-K for the fiscal year ended April
                30, 2001.

                27.1  Financial Data Schedule (EDGAR
                version only).  Filed herewith.

                The Company agrees to file with the
                Commission any agreement or instrument
                not filed as an exhibit upon the request of the Commission.


(B)  Reports on Form 8-K.

The Company filed a Form 8-K dated September 25, 2001, reporting under Item 5, the issue of a press release related to the Company's filing of it's first quarter
Form 10-Q for fiscal year 2002.

                 SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BUTLER NATIONAL CORPORATION
(Registrant)


December 14, 2001		/S/ Clark D. Stewart
     Date               	Clark D. Stewart
                         	President and Chief
                       		Executive Officer)


December 14, 2001       	/S/ Angela Seba
     Date                	Angela Seba
                         	(Chief Financial Officer)