Form 10-Q
period 2002-01-31
BUTLER NATIONAL CORP
filed 2002-03-14
CIK 15847

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q
_________________

(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of the
X Securities Exchange Act of 1934

For the quarter ended January 31, 2002

Transition Report Pursuant to Section 13 or 15 (d) of the
Security Exchange Act  of 1934

For the quarter ended January 31, 2002

Commission File Number 0-1678


BUTLER NATIONAL CORPORATION
(Exact name of Registrant as specified in its charter)


Kansas                             41-0834293
(State of Incorporation)   (I.R.S. Employer Identification No.)


19920 West 161st Street, Olathe, Kansas  66062
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


The number of shares outstanding of the Registrant's
Common Stock, $0.01 par value, as of January 31, 2002, was
37,283,278 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES


                        INDEX

PART I          FINANCIAL INFORMATION:             PAGE NO.


Condensed Consolidated Balance Sheets -
January 31, 2002 and April 30, 2001.................. 3


Condensed Consolidated Statements of Income - Three
Months ended January 31, 2002 and 2001................4


Condensed Consolidated Statements of Income - Nine
Months ended January 31, 2002 and 2001................5


Condensed Consolidated Statements of Cash Flows -
Nine Months ended January 31, 2002 and 2001...........6


Notes to Condensed Consolidated Financial Statements..7-8


Management's Discussion and Analysis Financial
Condition and Results of Operations...................9-11


                                   PART II.

OTHER INFORMATION.....................................12-13


SIGNATURES............................................14

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AT JANUARY 31, 2002 AND APRIL 30, 2001


ASSETS  				01/31/02	4/30/01
					(unaudited)	(audited)

Current Assets:
  Cash    				$   676,082 	$   108,071
  Accounts receivable, net of 		    224,708 	    642,564
    allowance for doubtful accounts of
    $11,703 at Jan 31, 2002 and $25,600
    at April 30, 2001
  Note receivable from Indian gaming
     development  			    647,285 	    647,285
  Due from affiliate			       -      	       -
  Contracts in process			       -      	       -
  Inventories:
     Raw materials			  1,453,389 	  1,639,080
     Work in process			    294,810 	    208,036
     Finished goods			     26,760 	     70,920
     Aircraft				  1,055,302 	  1,467,771
					  ---------       ---------
					  2,830,261 	  3,385,807

Prepaid expenses and other assets	      3,803 	      9,730
					  ---------	  ---------
          Total current assets		  4,382,139       4,793,457

Property, Plant and Equipment:
     Land & building			    948,089 	    948,089
     Machinery and equipment		  1,208,031 	  1,161,220
     Office furniture and fixtures	    614,687 	    607,736
     Leasehold improvements		      4,249 	      4,249
               Total cost		  2,775,056 	  2,721,294

     Accumulated depreciation		 (1,716,450)	 (1,590,048)
					  ---------	  ---------
               Net Property, Plant and
		 Equipment		  1,058,606 	  1,131,246

     Supplemental Type Certificates	  1,348,892 	  1,338,372

Indian Gaming:
     Note receivable from Indian Gaming
	developments			    722,178 	  1,285,326
     Advances for Indian Gaming
	developments			  1,880,168 	  1,861,376
          (net of reserves of $2,718,928
	  at Jan. 31, 2002 and April 30,
	  2001)
               Total Indian Gaming
		 (Long Term)		  2,602,346 	  3,146,702

Other Assets
     Other assets			    199,392 	    196,837
					  ---------       ---------
               Total Other Assets	    199,392 	    196,837
					  ---------	  ---------
               Total Assets		$ 9,591,375 	$10,606,614
					  =========	 ==========



LIABILITIES AND SHAREHOLDERS' EQUITY
					  01/31/02	  4/30/01
					(unaudited)	 (audited)

Current Liabilities:
  Bank overdraft payable		$    -      	$   149,859
  Promissory notes payable		    464,957 	    348,590
  Current maturities of long-term debt	    798,712 	  1,321,030
  Accounts Payable			    295,532 	    807,114
  Customer Deposits			       -      	    167,530
  Accrued liabilities -
     Compensation and compensated
	absences			    208,049 	    120,304
     Other				    219,676 	    118,837
					 ----------	 ----------
          Total current liabilities	  1,986,926 	  3,033,264

Long-Term Debt, net of current
  maturities 				  2,157,506	  3,253,612
Convertible debentures			       -       	     78,000
					 ----------	 ----------
          Total liabilities		  4,144,431 	  6,364,876

Shareholders' equity:
     Preferred stock, par value $5:	       -               -
       Authorized, 50,000,000 shares, all
       classes issued and outstanding,
       zero shares at 01/31/02 & zero
       shares at 4/30/01

Common stock, par value $.01:		    378,833 	    369,041
     Authorized, 100,000,000 shares
       Issued and outstanding 37,883,278
       Jan. 31, 2002 & 36,904,111 at
       April 31, 2001

Capital contributed in excess of par	  9,958,476 	  9,890,268
Treasury stock, at cost (common shares
  600,000)				   (732,000)	   (732,000)

Retained deficit
      (deficit of $11,938,813 eliminated
       October 31, 1992)		  (4,158,366)	  (5,285,571)
					  ----------	  ----------
          Total shareholders' equity	   5,446,943 	   4,241,738
					  ----------	  ----------
               Total liabilities and
		shareholders' equity	$  9,591,375 	$ 10,606,614
					  ==========	  ==========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED

                                                 January 31,

                                            2002 	   2001
                                         (unaudited)    (unaudited)

     Net sales				$ 1,453,272 	$ 2,167,266

     Cost of sales                          974,018       1,267,328
					 ----------	  ---------
					    479,254 	    899,938

     Selling, general and administrative
	expenses			    421,669 	    789,225

               Operating income       	     57,585 	    110,713

     Other income (expense)

          Interest expense		    (81,214)	   (108,452)

          Interest revenue		     26,005 	     38,741

          Other					  4 	     18,853

					  ---------	  ---------
               Other expense		    (55,205)	    (50,858)


     Income before taxes		      2,379 	     59,854

          Provision for income taxes	        950 	       -
					  ---------	  ---------
               Net income       	$     1,429 	$    54,854


     Basic earnings per common share	$      0.00 	$      0.00

     Shares used in per share
	calculation			 35,120,594 	 29,070,716

     Diluted earnings per common share	$      0.00 	$      0.00

     Shares used in per share
	calculation			 35,120,594 	  29,070,716


The accompanying notes are an integral part of these condensed consolidated statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE NINE MONTHS ENDED



					           January 31,

					      2002           2001
					  (unaudited)    (unaudited)

     Net sales				$  7,373,985 	$  3,876,028

     Cost of sales                         4,364,668       2,893,018
					  ----------	  ----------
					   3,009,317         983,010

     Selling, general and administrative
	expenses			   1,740,974 	   1,618,594
					  ----------	  ----------
               Operating income (loss)	   1,268,343 	    (635,584)

     Other income (expense)

          Interest expense		    (262,180)	    (249,108)

          Interest revenue		     103,708 	      97,569

          Other				      17,383 	      21,034
					  ----------	  ----------

               Other expense		    (141,089)	    (130,505)


     Income (loss) before taxes		   1,127,255 	    (766,088)

          Provision for income taxes	      11,000 		 -

					  ----------	  ----------
               Net income (loss)	$  1,116,255 	$   (766,088)


     Basic earnings (loss) per common
	share  				$       0.03 	$      (0.03)

     Shares used in per share
	calculation 			  35,120,594      29,070,716

     Diluted earnings (loss) per common
	share				$       0.03 	$      (0.03)


     Shares used in per share
	calculation			  35,120,594 	  29,070,716


The accompanying notes are an integral part of these condensed consolidated statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED


                                                    January 31,

             				       2002            2001

				           (unaudited)     (unaudited)

Cash flows from operating activities:

Net income (loss)                   	$   1,116,205 	$    (766,088)

     Adjustments to reconcile net income
	(loss) to net cash provided by
	(used in) operations:

     Depreciation			      126,402 	      146,675

     Amortization				-      	       45,332

     Other 				       11,000 		 -


Changes in assets and liabilities:

     Accounts receivable		      417,856 	      189,041

     Contracts in process			 -            385,500

     Inventories			      555,546 	       60,762

     Prepaid expenses and other current
	assets					5,927 	     (153,448)

     Other assets and other		       (2,555)	         -

     Accounts payable			     (661,441)	      (47,834)

     Customer deposits			     (167,530)	     (366,673)

     Accrued liabilities		      188,584 	     (142,036)

     Note payable				-             350,000
					  -----------	  -----------
          Cash provided by (used in)
		operations		$   1,589,994 	$    (298,769)


Cash flows from investing activities:

     Capital expenditures, net		      (53,762)		-

     Indian Gaming Developments		      544,356 	      150,316

     Supplemental Type Certificates	$     (10,520)		-
					  -----------	  -----------
          Cash used in investing
		activities		$     480,074 	$     150,316

Cash flows from financing activities:

     Net borrowings under promissory note     116,367 	      103,037

     Proceeds from long-term debt	      751,000 	      123,088

     Repayments of long-term debt and
	lease obligations		   (2,369,424)	     (186,961)
					  -----------	  -----------
          Cash provided by (used in)
		financing activities	$  (1,502,057)	$      39,164

Net increase (decrease) in cash		      568,011 	     (109,289)

Cash, beginning of period		      108,071 	      160,090

Cash, end of period			$     676,082 	$      50,801

Supplemental disclosures of cash flow
  information
     Interest paid			$     262,180 	$     347,312

     Income taxes paid				 -      	 -

The accompanying notes are an integral part of these condensed consolidated statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and nine months ended January 31, 2002 are not indicative of the results of operations that may be expected for the year ending April 30, 2002.

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

The Company has capitalized approximately $1,880,168 and $1,861,376 at January 31, 2002 and April 30, 2001 respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928 in fiscal year 2002 and 2001, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

As a part of a Management Contract approved by the National Indian Gaming Commission (NIGC) on January 14, 1997, between the Company's (then) wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the Tribes), the
Company agreed to convert their current unsecured receivable from the Tribes to a secured note receivable with the Tribes of $3,500,000 at 2 percent over prime, to be repaid over five years, for the construction of the Stables gaming establishment and reimbursement for previously advanced funds. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building. The Company is currently receiving payments on the note on the Stables' operation. Amounts to be received on the notes are 2002 - $468,137; 2003 - $647,285; and 2004 -$638,041.

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

5. Research and Development: The Company charges to operations research and development costs. The amount charged in the quarter ended January 31, 2002 was approximately $328,000 and for the nine months was approximately $686,000.


The rest of this page intentionally left blank.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Third quarter fiscal 2002 compared to third quarter fiscal 2001

Overview: Consolidated sales were $7,373,985 for the nine months ended January 31, 2002 compared to $3,876,028 for the nine months ended January
31, 2001, an increase of (90%).   Sales for the third fiscal quarter were
$1,453,272 compared to $2,167,266 for the quarter ended January 31, 2001. Sales for the nine month period increased in the Avionics segment (997%), increased in the Aircraft Modifications segment (15%), and increased in the Monitoring Services segment (4%).

The Company recorded a net income from continuing operations of $1,116,255 for the first nine months of fiscal 2002 compared to a net loss from continuing operations of $766,088 in the same period of fiscal 2001.

Selling, General and Administrative expenses were $421,669 for the current quarter, a decrease of $367,556 from the prior year.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment increased $420,061 (15.5%) from $2,710,545 in the first nine months of the prior fiscal year to $3,130,606 in the first nine months of fiscal 2002. Modified aircraft sales were $1,425,000 in the second quarter. Gross profit decreased from $663,684 in the nine months ending January 31, 2001 to $303,041 in the nine months ending January 31, 2002.

Third quarter fiscal 2002 sales were $454,606 compared to $1,751,432 in fiscal 2001. Third quarter gross profit was $(61,980) and $769,901, respectively. Sales and the related gross profit were considerably lower in fiscal 2002 than the previous year because of depressed economic conditions in this segment. This segment depends upon air freight operators for a major part of the business. Since the 9-11 event, this business has been non-existent.

Avionics: Avionics unit sales were $2,675,372 for the nine months ended January 31, 2002 compared to $209,652 in the comparable period of the
preceding year, an increase of (997%).   Operating profits for the nine months
ended January 31, 2002, were $1,577,729 compared to $44,882 for the nine months ended January 31, 2001. The Company believes the sales volume related to switching unites will remain relatively stable. Growth from new products may come over the next few years.

As reported on October 12, 2000, Avionics added the Transient Suppression Device (TSD) to its line of Classic Aviation Products. Avionics expects to equip approximately 150 Boeing 737 classic aircraft with the Butler National TSD during fiscal year 2003. Currently, the TSD order backlog is approximately $1,000,000 including some unsigned orders in the final closing phases. Avionics expects to ship the current backlog by April 30, 2003. Avionics may need additional working capital to finance the increased level of business. There can be no assurance that the additional financing will be available or that all the pending orders will be completed.

SCADA Systems and Monitoring Services: Sales for the nine months ended January 31, 2002 were $902,330 compared to sales of $870,379 for the comparable period of the prior year an increase of 3.7%. Operating profit for the nine months was $381,945 compared to $315,106 for the nine months ended January 31, 2001. Fluctuations above the basic service business revenues are expected from quarter to quarter and year to year.

Temporary Services:   This segment did not recognize any revenue in the first
nine months of fiscal 2002 and fiscal 2001.

Indian Gaming Management (a division of Butler National Corporation):
This segment earned net management fees and interest income of $168,952 during the quarter and $341,887 for the first nine months and incurred no expenses during the current quarter. In the first nine months of fiscal 2002 $12,341 was expensed for general and administrative expenses associated with its continued efforts to explore service opportunities related to the Indian Gaming Act of 1988.

COSTS AND EXPENSES

Operating expenses (selling, general and administrative):
Expenses in the nine months ended January 31, 2002, were $1,740,974 or 41% of sales compared to $1,618,594 or 42% of sales for the nine months ended January 31, 2001, an increase of $122,380 or 8%. This increase was related to additional research and development costs of approximately $686,000.

Interest expense for the nine months ended January 31, 2002, increased $13,072 from $249,108 in the first nine months of the prior year to $262,180. The Company continues to use its line of credit to maintain operations.

Other income (expense) is income of $4 in the quarter ended January 31, 2002, versus income of $18,853 in the quarter ended January 31, 2001.

The Company employed 57 at January 31, 2002, and 59 at January 31, 2001.

EARNINGS

The Company recorded a profit of $1,116,255 in the nine months ended January 31, 2002. This is comparable to a loss of $766,088 in the nine months ended January 31, 2001. Earnings per share is a gain of $.03 and a loss of $.03 for the nine months ending January 31, 2002, and January 31, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $414,957 at January 31, 2002, and was $468,210 at January 31, 2001.

The Company's unused line of credit was approximately $85,043 as of January 31, 2002 and approximately $31,790 as of January 31, 2001. The interest rate on the Company's line of credit is prime plus two, as of March 14, 2002, the interest rate is 7.5%.

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

The Company does not, as of January 31, 2002, have any material commitments for other capital expenditures other than the Management Services segment's requirements under the terms of the Indian Gaming Management Agreements. These requirements are further described in this section.

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

		The Company held the annual meeting of shareholders on January 29, 2002. In addition to the election of directors, the following items were submitted to and
		approved by the	shareholders.

		The ratification of the selection of Weaver & Martin
		LLC as auditors for the fiscal year ending April 30, 2002.

		The consideration and vote upon a proposal to increase our authorized number of shares of Common
		Stock of the Company from 40,000,000 to 100,000,000 shares and increase our authorized number of shares of Preferred Stock from 200,000 to 50,000,000 shares.

		The consideration and vote upon a proposal to approve changing the Company's state incorporation from Delaware to Kansas by merging into a wholly owned subsidiary of Butler National Corporation which is a Kansas corporation.


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


       (B)  Reports on Form 8-K.

       		The Company reported on Form 8-K, dated December 18, 2001, reporting under Item 5, the issue of a press release related to the Company's filing of it's second quarter Form 10-Q for fiscal year 2002.

	        The Company reported on Form 8-K, dated December
		18, 2001, reporting under item 5, the issue of a press release related to the Company's Aircraft
		Cockpit Shield Door.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BUTLER NATIONAL CORPORATION

(Registrant)


March 14, 2002                               /S/ Clark D. Stewart
   Date                                      Clark D. Stewart
		                             (President and Chief
					     Executive Officer)


March 14, 2002                               /S/ Angela Seba
   Date                                      Angela Seba
                                             (Chief Financial Officer)