Form 10-K
period 2002-04-30
BUTLER NATIONAL CORP
filed 2002-07-25
CIK 15847

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. ----------------------------------
FORM 10-K -----------------------------------
(Mark One) X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended April 30, 2002
Transition Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 (No Fee Required)
For the Transition Period from __________ to __________.
Commission File Number 0-1678
BUTLER NATIONAL CORPORATION (Exact name of Registrant as specified in its charter)
Kansas (State of Incorporation)	41-0834293 (I.R.S. Employer Identification No.)
19920 West 161st Street, Olathe, Kansas 66062 (Address of Principal Executive Office)(Zip Code)
Registrant's telephone number, including area code: (913) 780-9595
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock $.01 Par Value (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days: Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $6,205,891 at July 12, 2002, when the average bid and asked prices of such stock was $0.21.
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 12, 2002, was 37,921,582 shares.
DOCUMENTS INCORPORATED BY REFERENCE: NONE
This Form 10-K consists of 52 pages (including exhibits). The index to exhibits is set forth on pages 23-25.
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

General
Butler National Corporation (the "Company" or "BNC") is a Kansas corporation formed in 1960, with corporate headquarters at 19920 West 161st Street, Olathe, Kansas 66062.
Current Activities. The Company's current product lines and services include:

Aircraft Modifications - principally includes the modification of customer and company owned business-size aircraft from passenger to freighter configuration, addition of aerial photography capability, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault Falcon aircraft along with other specialized modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon"). Avcon also acquires, modifies and resells Aircraft, principally Learjets.

Avionics - principally includes the manufacture, sale and service of airborne electronic switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90 and the KC-10 aircraft, Transient Suppression Devices (TSD's) for fuel tank protection on Boeing and other Classic aircraft using a Honeywell fuel quantity indicating system ("FQIS"), airborne electronics upgrades for classic weapon control systems used on military aircraft and vehicles, and consulting services with airlines and equipment manufacturers regarding fuel system safety requirements. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona and the services through Butler National Corporation - Olathe, Kansas. ("Avionics", "Classic Aviation Products", "Safety Products", "Switching Units", or "WAI")

Gaming - principally includes business management services and advances to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. We provide these advances through our subsidiary, Butler National Service Corporation ("Management Services", "Gaming" "IGC" or "BNSC").

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
Assets as of April 30, 2002 and Net Revenues for the year ended April 30, 2002.
Industry Segment	Assets	Revenue
Aircraft Modifications	47.1%	47.1%
Avionics	6.5%	27.6%
Gaming	34.2%	10.6%
Monitoring Services	2.2%	13.3%
Temporary Services	0.0%	0.0%
Corporate Office	10.0%	1.4%

Regulations

Regulation Under Federal Aviation Administration: The Company's Avionics and Modifications segments are subject to regulation by the Federal Aviation Administration (the "FAA"). The Company manufactures products and parts under FAA Parts Manufacturing Authority (PMA) requiring qualification and traceability of all materials and vendors used by the Company. The Company makes aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA. The Company repairs aircraft parts pursuant to the authority granted by its FAA Authorized Repair Station. Violation of the FAA regulations could be detrimental to the Company's operation in these business segments.

Licensing and Regulation under Indian Law: Before commencing gaming operations (Class II or Class III) on Indian Land, the Company must obtain the approval of various regulatory entities. Gaming on Indian Land is extensively regulated by Federal, State and Tribal governments and authorities. Regulatory changes could limit or otherwise materially affect the types of gaming that may be conducted on Indian Land. All aspects of the Company's proposed business operations on Indian Lands are subject to approval, regulation and oversight by the BIA, the Secretary of the United States Department of the Interior (the "Secretary") and the National Indian Gaming Commission ("NIGC"). The Company's proposed management of Class III gaming operations in Kansas and Oklahoma are also subject to approval of a Class III Gaming Compact between the Indian Tribe and the States of Kansas and/or Oklahoma. Failure of the Company to comply with applicable laws or regulations, whether Federal, State or Tribal, could result in, among other things, the termination of any management agreements which would have a material adverse effect on the Company. Management agreement terms are also regulated by the IGRA, which restricts initial terms to five years and management fees to 30% of the net profits of the casino, except in certain circumstances where the term may be extended to seven years and the management fee increased to 40%. Management agreements with Indian Tribes will not be approved by the NIGC unless, among other things, background checks of the directors and officers of the manager and its ten largest holders of capital stock have been satisfactorily completed. The Company will also be required to comply with background checks as specified in Tribal-State Compacts before it can manage gaming operations on Indian Land. Background checks by the NIGC may take up to 180 days, and may be extended to 270 days by written notice to the Indian Tribe. There can be no assurance that the Company would be successful in obtaining the necessary regulatory approvals for its proposed gaming operations on a timely basis, or at all.

Licensing and Regulation under Kansas Law: Present and future shareholders of the Company are and will continue to be subject to review by regulatory agencies. In connection with the Company's proposed operation of a Class III Shawnee Tribe casino or a Class III Miami Tribe casino in territorial boundaries of Kansas, the Company, the appropriate Indian Tribe and the key personnel of all entities may be required to hold Class III licenses approved in the respective state prior to conducting operations. The failure of the Company or the key personnel to obtain or retain a license in these states could have a material adverse effect on the Company or on its ability to obtain or retain Class III licenses in other jurisdictions. Each such State Gaming Agency has broad discretion in granting, renewing and revoking licenses. Obtaining such licenses and approvals will be time consuming and cannot be assured. The State of Kansas has approved pari-mutuel dog and/or horse racing for non-Indian organizations. The State of Kansas operates lottery and keno games for the benefit of the State. There is no assurance that a Tribal/State Compact between the Tribes and the State of Kansas can be completed. If the Compact is not approved, there could be a material adverse effect on the Company's plans for Class III gaming in Kansas.

As a condition to obtaining and maintaining a Class III license, the Company must submit detailed financial and other reports to the Indian Tribe and the respective regulatory Agency. Any person owning or acquiring 5% or more of the Common Stock of the Company must be found suitable by the Agency, and the Agency has the authority to require a finding of suitability with respect to any shareholder regardless of the percentage of ownership. If found unsuitable by the Agency or the Indian Tribe, the shareholder must offer all of the Ownership Interest held by such shareholder to the Company for cash at the current market bid price less a fifteen percent (15%) administrative charge and the Company must purchase such Interest within ten days of the offer. The shareholder is required to pay all costs of investigation with respect to a determination of his/her suitability. In addition, each member of the board of directors and certain officers of the Company are subject to a finding of suitability by the Agency and the Indian Tribe.

Financial Information about Industry Segments
Information with respect to the Company's industry segments are found at Note 13 of Notes to Consolidated Financial Statements for the year ended April 30, 2002, located herein at page 46.
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

The Aircraft Modifications business derives its ability to modify aircraft from the authority granted to it by the Federal Aviation Administration ("FAA"). The FAA grants this authority by issuing a Supplemental Type Certificate ("STC") after a detailed review of the design, engineering and functional documentation, and demonstrated flight evaluation of the modified aircraft. The STC authorizes Avcon to build the required parts and assemblies under FAA Parts Manufacturing Authority ("PMA") and to make the installations on applicable customer-owned aircraft.

Avcon owns over 200 STC's. When the STC is applicable to a multiple number of aircraft it is categorized as Multiple-Use STC. These multiple-use STC's are considered a major asset of the Company. Some of the Multiple-Use STC's include the Beechcraft Extended Door, Learjet AVCON FINS, Learjet Extended Tip Fuel Tanks, Learjet Weight Increase Package and Dassault Falcon 20 Cargo Door.

On May 3, 1996, Avcon received approval from the Federal Aviation Administration of a Supplemental Type Certificate ("STC") (no. ST00432WI) for its AVCON FIN Modification for installation on Learjet Model 35 and 36 Aircraft. FAA pilots thoroughly evaluated the test aircraft, and determined that the fins substantially increase the aerodynamic stability in all flight conditions. The AVCON FIN STC eliminates the operational requirement for Yaw Dampers which are otherwise required in both Learjet models to control adverse yaw tendencies in certain flight conditions, particularly during approach and landing. Learjets equipped with AVCON FINS exhibit the same aerodynamic stability and improved operating efficiency offered on newer Learjet models, while maintaining the outstanding range, speed and load-carrying capabilities that made the Learjet Models 35 and 36 among the most popular Business Jets ever produced. Mounted like the feathers of an arrow on the rear of the aircraft, Learjets equipped with AVCON FINS have a new look much the same as the current production aircraft. This modification will give the Learjets produced in the 1970's and 1980's the look of the 21st century.

During fiscal year 2002, Avcon made application to the FAA for the approval of an STC for the AVCON LR20 RX MOD (including the fins, weight increase, and tip tank extensions) on the Learjet Model 24 and 25 aircraft. This project is pending the completion of the AVCON LR20 RVSM MOD. Completion of the AVCON LR20 RX MOD may be expected in May 2003.

The FAA is requiring all aircraft planning to operate between 29,000 and 41,000 feet within the United States be RVSM compliant. RVSM stands for Reduced Vertical Separation Minimums and means that in the future aircraft will be separated 1,000 feet vertically instead of the current 2,000 feet. Recently, Avcon made application to the FAA for the approval of the AVCON LR20 RVSM MOD (including dual pitot tubes, dual digital altimeters, dual air data computers, autopilot refinements) for the Learjet 24 and 25 aircraft. Completion of the AVCON LR20 RVSM MOD may be expected in February 2003.

During fiscal 2002, Avcon received approval of its FAA Authorized Repair Station and is accepting inspection and airframe repair business. The focus of this repair station includes the Learjet model 20 and 30 series, Beechcraft King Air, Cessna turbine engine, Cessna multi-engine piston, and Dassault Falcon 20 aircraft. The Repair Station is a convenience for our customers bringing aircraft in for modification and for maintenance of aircraft purchased for modification and for maintenance of aircraft purchased for modification and resale.

Aircraft - Acquisition, Modification and Sales: The Company through its Avcon subsidiary actively pursues and purchases airplanes, principally Learjets, modifies the planes and sells the planes directly to customers or receives a broker fee for finding a specific airplane. Also, the Company owned aircraft are sometimes used to prove the design of the STC during the FAA approval process. Upon completion of the STC product, they are offered for sale to Avcon customers and others. The Company sold a Learjet in fiscal 1999 for $2,100,000 and another in fiscal 2002 for $1,425,000. Customer Learjets and Company Learjets are currently being used in the approval process for the AVCON LR20 RVSM MOD and the AVCON LR20 RX MOD. Avcon is currently searching for quality 20 series Learjets for modification and resale.

Avionics - Switching Units: The Company has had various agreements with Douglas, McDonnell Douglas and Boeing Long Beach to manufacture and repair airborne switching systems for Boeing McDonnell Douglas and its customers. The Company subcontracts with its wholly owned subsidiary, Butler National Corporation - Tempe, Arizona, (formerly Woodson Avionics, Inc.), for the manufacture and repair of Switching Units. Switching Units are used to switch the presentation to the flight crew from one radio system to another, from one navigational system to another and to switch instruments in the aircraft from one set to another. The Switching Units are designed and have been manufactured since the 1960's to meet Boeing McDonnell Douglas and FAA requirements. Most McDonnell Douglas commercial aircraft are equipped with one or more Butler National Switching Units.

Marketing is accomplished directly between the Company and Boeing McDonnell Douglas. Competition is minimal. However, sales are directly related to Boeing McDonnell Douglas' production of DC-9, DC-10, DC9/80, MD-80, MD-90, MD-11 and KC-10 tanker aircraft. The current Boeing McDonnell Douglas contract was completed in fiscal 2000. The customer stopped aircraft production in the year 2000. The impact on our business of stopping production will be minimal due to planning on this issue for many years. The Company has received additional contracts from various repair facilities for these products, which has sustained our business.

Avionics provides new replacement units and overhaul service directly to the major airlines using the aircraft manufactured by McDonnell Douglas. This part of the Avionics business segment is growing to offset the loss of sales from the original equipment units.

The Company sells to Boeing McDonnell Douglas on terms of 2% 10 days, net 30 days. This means that the terms offered to this customer represent that if the entire invoice is paid within 10 days then there will be a 2% discount. If not, then the total amount due is payable within 30 days. Most payments have been and continue to be within terms.

The Company has ordinary course of business purchase orders from the commercial airlines and aircraft avionics upgrade suppliers for products with scheduled shipment dates into the fiscal year 2003. However, should these customers financially reorganize or for some other reason not accept shipment against these orders, the Company could suffer significant loss of revenue.

Avionics - Classic Aviation Safety Products: Our mission is to provide and support economical products for older aircraft, often referred to as "Classic" aircraft. As a result of more than 35 years in the aircraft switching unit business, we recognize the need to support many aircraft in the last half of their expected service life. We have adopted a business mission that promotes us as a designer and supplier of "Classic Aviation Products". These Classic products are a part of our Avionics business segment. A part of the Classic products are directed to supporting safety of flight for the older aircraft ("Safety Products").

Boeing 747 Classic Aircraft: We worked with Honeywell to design the Butler National Transient Suppression Device ("TSD"). The TSD is approved and certified by the Federal Aviation Administration ("FAA") under STC number ST00846SE and is owned, manufactured and marketed by us. We sell the TSD to the owners and/or operators of Boeing 747 Classic aircraft with a Honeywell Fuel Quantity Indicating System ("FQIS"). The TSD is one solution to the requirements of AD 98-20-40 issued by the FAA to protect the aircraft fuel tanks from hazardous energy levels introduced through the wiring of the FQIS. The AD was issued as a result of the TWA 800 accident in July 1996. The industry had until November 3, 2001 to comply with AD 98-20-40. All aircraft returned to service after that date must be in compliance.

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

We have been shipping the Butler National Boeing 747 TSD since April 2001. In addition, we expect to continue to provide TSD protection for the Boeing 747 Classic aircraft coming out of storage after the November 3, 2001.

Boeing 737 Classic Aircraft: We have applied to the FAA for an STC approval for installation of the TSD on the Boeing 737 Classic aircraft. The TSD is one solution to meet the requirements of AD 99-03-04 issued by the FAA to protect the Boeing 737 aircraft fuel tanks from hazardous energy levels introduced through the wiring of the FQIS. The industry has until March 9, 2003 to comply with AD 99-03-04. We expect approval of the Boeing 737 Classic TSD by mid September 2002.

There are approximately 1,000 Boeing 737 Classic aircraft in this market. Estimating the volume of Butler National 737 TSD sales is subject to the same contingencies as described above. We expect to make some TSD sales because the other alternative solutions may not be available by the compliance date.

SFAR-88, Fuel System Safety: The FAA issued a Special Federal Aviation Requirement ("SFAR") No. 88 titled "Fuel Tank System Fault Tolerance Evaluation Requirements" applicable to turbine-powered aircraft certified to carry 30 or more passengers or a certified payload capacity of 7,500 pounds or more. We believe that SFAR-88 will open the market for Butler National designed TSD products to many more aircraft than the Boeing 747 and 737 Classics. The initial compliance date for each operator to have a plan for meeting the requirements of the SFAR is December 6, 2002. The second compliance date to have each aircraft fuel system protected is June 7, 2004.

SFAR-88 requires protection for all systems that might provide an ignition source to the aircraft fuel tank system. In general, we believe that this requirement will require protective devices on all aircraft parts using electrical power in the fuel system such as fuel pumps, fuel valves, float switches, etc. To address this market, we have the TSD product line and we have applied to the FAA for an STC for a Ground Fault Interruption device ("GFI") for the Boeing 747 and 737 Classic aircraft. The Butler National GFI product line will be sensitive to unusual power requirements of the electrical systems related to the fuel system. We have not determined the scope and size of this market.

SFAR-92, Flight Deck ProtectionAs a result of the September 11, 2001 New York City disaster, the FAA issued Special Federal Aviation Regulation 92 ("SFAR 92") and amended existing regulations requiring additional aircraft flight deck protection in compliance with Part 25 of the Federal Aviation Regulations. The regulations require full compliance by the Part 25 aircraft operators by April 9, 2003.

On September 17, 2001, Butler National made application to the FAA for approval of two Aircraft Cockpit Shield ("ACS") STCs. One STC is for Boeing 737 series and one is for the Douglas DC 9/MD80 series aircraft. We expect to receive the Boeing 737 STC in September 2002 and the Douglas STC in October 2002. After approval, we believe that approximately 1,500 Butler National ACS door kits could be completed before the compliance date. Boeing along with its selected vendor is the major U.S. competition for the Butler National ACS door kit and is claiming a backlog of almost 4,000 units. This is estimated to be about 50% of the U.S. registered commercial airline fleet. There can be no assurance that the STC will be approved for Butler National and, if approved, that the airline industry will purchase any Butler National ACS doors.

The Butler National ACS is planned to provide the following flight deck protection features; (a) NIJC level IIIA ballistic protection, (b) intruder resistant barrier (c) axe resistant cover (d) bullet resistant view port (e) decompression tolerance without failing the aircraft bulkhead, (f) cockpit emergency egress (g) safe and aesthetically pleasing look for the passengers, and (h) will be compliant with SFAR 92 and Part 25 regulations.

We have a number of additional STC applications on file with the FAA related to the Safety Products group, and addressing the expected future requirements of SFAR-88/SFAR-92 related amendments and the Federal Aviation Regulations.

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

Butler National Service Corporation is in the process of maintaining and obtaining the required licenses for the opening and operation of its existing and potential gaming establishments. BNSC follows the law and regulations of the Indian Gaming Regulatory Act of 1988 and the state laws as they may apply. At this time, BNSC does not foresee any substantial risks associated with maintaining and obtaining any required licenses needed to assist the Indian tribes.

During fiscal 1997, the Company received approval by the National Indian Gaming Commission of the management agreement between the Miami Tribe of Oklahoma, the Modoc Tribe of Oklahoma and its subsidiary, Butler National Service Corporation, to construct and manage a Class II (High Stakes Bingo) and Class III (Off-Track Betting) establishment. Construction of this project, known as the STABLES, was completed and opened in September 1998. The management agreement expires in September 2003 unless extended or renewed.

The services to be provided by the Company include consulting and construction management for the Tribes. The Company provided the necessary funds to construct the facilities and is being repaid the principal plus interest out of the profits of the operation. The principal amount of $3.5 million carries an interest rate of prime plus 2%. Additionally, the Company is receiving a 30% share of the profits for its management services. The Company has obtained construction and operating financing for the establishment.

The Princess Maria Casino, an Indian gaming establishment, started construction in 1999. The Management Agreement between the Miami Tribe (the owner and operator) and Butler National Service Corporation (the Manager) originally filed in 1992 was approved January 7, 2000. The State of Kansas has challenged the NIGC's and the BIA's determination of Indian land. However, the Miami Tribe expects to eventually receive a favorable determination by the United States District Court for the District of Kansas.

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

The risk associated with advances of funds for assets and services on behalf of the tribes under the consulting agreements is that a Management Agreement will not be approved and the liquidation of the assets and related services does not recover enough funds to cover the advances. The Company has been involved in this business segment since 1991 and has not experienced any project stopping determinations by the federal courts or the regulatory agencies. All Management Agreements submitted for approval have been approved by the NIGC. There can be no assurance that the current management agreements will continue in force, future management agreements will be approved and that Congress will not outlaw Indian gaming. Should any of these events occur, the Company would choose alternative uses of the Indian land in cooperation with the Tribes to recover the advances to the Tribes. There is no assurance that all advances could be recovered.

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

Temporary Services: BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas and Missouri. Currently, this Company is inactive. BTS plans to provide contract staffing for the Princess Maria establishment and other gaming establishments.

Raw Materials: Raw materials used in the Company's products are currently available from several sources. Certain components, used in the manufacture of the Switching Units, are long lead time components and are single sourced. There is some risk that these components would no longer be available and cause production delays.

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

Customer Arrangements: Most of our products are custom-made. Except in isolated situations no special inventory-storage arrangements, merchandise return and allowance policies, or extended payment practices are involved in the Company's business. We are not dependent upon any single customer except for Switching Units. Switching Units are sold to Boeing McDonnell Douglas and Douglas Aircraft Company customers. We have required deposits from our customers for aircraft modification production schedule dates. We generally collect full payment for services before the modified aircraft are released to the customer.

Backlog: Our backlog as of April 30, 2002, 2001, and 2000, was as follows:
Industry segment	2002	2001	2000
Aircraft Modifications	1,344,800	1,303,000	1,653,000
Avionics	2,123,700	1,719,002	145,000
Monitoring Services	2,283,100	226,714	362,238
Corporate	15,200	75,390	47,500
	--------------	--------------	--------------
Total backlog	$5,766,800	$3,324,106	$2,207,738

Our backlog as of July 12, 2002 totaled $6,871,700; consisting of $1,445,800, $3,135,700, $2,068,600 and $221,600 respectively, for Aircraft Modifications, Avionics, Monitoring Services, and Corporate. The backlog includes firm orders, which may not be completed within the next fiscal year. Backlog that we expect not to be delivered within the next fiscal year totals $2,219,800; consisting of $730,000, $0, $1,489,800, and $0. This is standard for the industry in which modifications and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may be commenced.

Our backlog in Monitoring Services increased due to our three year contract with a customer (City of Plantation). The three year contract with a one year extension was renewed in the fall of 2001.

Employees: We employed 51 people on April 30, 2002 compared to 56 people on April 30, 2001, and 62 people on April 30, 2000. As of July 12, 2002, we employed 46 people. None of our employees are subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and Export Sales: Information with respect to Domestic Operations may be found at Note 13 of Notes to Consolidated Financial Statements for the year ended April 30, 2002, located herein at page 46. There are no foreign operations. All product sales, title passes to the customer in the USA.

Distribution of the Indian Gaming business. On May 14, 1999, we reported that on the Board of Directors determined that the interests of the shareholders would be best served by distributing the common stock of our Indian Gaming Subsidiary ("IGS") to the shareholders. We announced plans to distribute the IGS common stock to the shareholders of record owning our common stock at the close of business on May 24, 1999. The original date of an Information Statement and distribution was expected to be July 31, 1999. Distribution was to be made as soon as the Form 10 was completed and approved by the SEC. A draft of the Form 10 was filed with the SEC on March 7, 2001. As a result of this filing, among other things, the SEC directed the Company to report all gaming operations as a part of the report on Form 10-K until such time as the distribution is approved by the SEC.

On January 29, 2002, Butler National Corporation held its annual meeting of the shareholders. Subsequent to the annual meeting of the shareholders and consistent with desires of the majority of the shareholders present at the meeting, on March 11, 2002, the Board of Directors made a determination to cancel and take no further action on its 1999 plans to distribute the Indian Gaming business segment. Therefore, no additional BUKS shares will be distributed to any group of shareholders and the distribution as originally described in the Form 10 filed March 7, 2001 and subsequently withdrawn at the request of the SEC is cancelled. This action does not prevent a future Form 10 or S-1 filing to distribute a business segment if the distribution is determined to be in the best interest of the shareholders.

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

Our wholly owned subsidiary, Butler National Services, Inc. has its principal offices in Ft. Lauderdale, Florida, in facilities occupied under a three-year lease ending March 31, 2005. The annual rental is approximately $32,220. The facilities are adequate for current and anticipated operations.

Our wholly owned subsidiary, Butler National Corporation - Tempe, Arizona (formerly Woodson Avionics, Inc.), had its principal offices and manufacturing operations in Tempe, Arizona. As of January 1, 2000, the Company rents 8,300 square foot of space for $4,345 per month. The lease expires December 31, 2003. The facilities are adequate for current and anticipated operations

Item 3. LEGAL PROCEEDINGS

A lawsuit was filed in the United States District Court for the District of Kansas by the State of Kansas against us, the United States, the Business Committee members of the Miami Tribe and others on October 14, 1999, challenging the determination by the Department of the Interior and the United States District Court for the District of Kansas that the Miami Princess Maria Reserve No. 35 is Indian Land. The State of Kansas requested an order by the Court preventing further development of gaming on the Indian land by us or Mr. Stewart, our President.

The question in the case has been remanded to the NIGC and the BIA for further review. All of the defendants believe the determination of Indian land is a power reserved for the United States by the constitution of the United States. The Miami Tribe expects to eventually receive a favorable determination by the United States District Court for the District of Kansas.

As of July 12, 2002, there are no other known legal proceedings pending against the Company. The Company considered all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. The Company believes that the resolution of those unknown claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2002.
PART II
Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
COMMON STOCK (BUKS):

(a) Market Information: The Company was initially listed in the national over-the-counter market in 1969, under the symbol "BUTL." Effective June 8, 1992, the symbol was changed to 'BLNL.' On February 24, 1994, the Company was listed on the NASDAQ Small Cap Market under the symbol "BUKS." The Company's common stock has been delisted from the small cap category effective January 20, 1999 and is now listed in the over-the-counter (OTCBB) category. Approximately fifteen (15) market makers offer and trade the stock. NASDAQ is considering a change from the over-the-counter listing system to the Bulletin Board Exchange (BBX) system. The new system may cause a change in our symbol.

The range of the high and low bid prices per share of the Company's common stock, for fiscal years 2001 and 2000, as reported by NASDAQ, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low	Low	High
First Quarter	$.100	$.091	$.156	$.141
Second Quarter	$.120	$.110	$.156	$.141
Third Quarter	$.170	$.170	$.109	$.094
Fourth Quarter	$.180	$.170	$.100	$.100

  Holders: The approximate number of holders of record of the Company's common stock, as of July 12, 2002, was 2,900.
  Dividends: The Company has not paid any cash dividends on its common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:
As of July 12, 2002 there were no Convertible Preferred or Convertible Debenture shares outstanding.

Item 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and with the Consolidated Financial Statements and related Notes included elsewhere in the report.

	Year Ended April 30 (In thousands except per share date)
	2002	2001	2000		1999	1998 (Restated)
Net Sales	$9,029	$6,008	$4,606		$6,612	$5,456
Income (Loss) from Continuing Operations	1,125	(485)	(1,136)		(282)	399
Income (Loss) from/on Discontinued Operations	-	-	-		(1,698)	269
Net Income (Loss)	$1,125	$(485)	$(1,136)		$(1,980)	$668

Basic Per Share
Income (Loss) from Continuing Operations	$0.03	$(0.02)	$(0.06)		$(0.03)	$0.03
Income (Loss) from/on Discontinued Operations	-	-	-		(0.14)	(0.03)
Net Income (Loss)	$0.03	$(0.02)	$(0.06)	$	(0.17)	$0.00

Selected Balance Sheet Information
Total Assets	$9,539	$10,607	$10,272		$11,729	$10,870
Long-term Obligations (excluding current maturities)	$1,635	$3,254	$2,940		$3,065	$1,926
Cash dividends declared per common share	None	None	None		None	None
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations

Fiscal 2002 compared to Fiscal 2001

The Company's sales for fiscal 2002 were $9,028,762, an increase of 50.3% from fiscal 2001 sales of $6,008,963. Discussion of specific changes by operation follows.

Aircraft Modification: Sales from the Aircraft Modifications business segment increased 29.4% from $3,288,669 in fiscal 2001, to $4,256,197 in 2002. Modified aircraft sales were $1,425,000 in the second quarter. This segment had an operating profit of $6,992 in 2002, compared to a $57,525 profit in 2001.

Avionics: Sales from the Avionics business segment increased 142%, from $1,030,445 in fiscal 2001, to $2,495,547 in fiscal 2002. This increase is directly related to the sales of the Butler National Transient Suppression Device (TSD) for the Boeing 747 Classic aircraft. Sales of switching units to the major OEM customer decreased due to the phase out schedule of this type of aircraft. Sales for aircraft repair and refurbishment decreased 14%, from fiscal 2001 to fiscal 2002. Operating profits increased from $187,431 in fiscal 2001 to $646,437 in fiscal 2002. Management expects this business segment to continue to increase in future years due to the additional new TSD products.

SCADA Systems and Monitoring Services: Revenue from Monitoring Services increased from $1,135,804 in fiscal 2001 to $1,199,853 in fiscal 2002, an increase of 5.6%. During fiscal 2002, the Company maintained a relatively level volume of long-term contracts with municipalities. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. The Company's contracts with its two largest customers have been renewed for fiscal 2002. An operating gain of $2,701 in Monitoring Services was recorded in fiscal 2002, compared to a fiscal 2001 loss of $9,644.

The Company believes the service business of this segment will continue to grow at a moderate rate. This segment has experienced general increases over the past few years and the Company expects this trend to continue.

Temporary Services: BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas and Missouri. Currently, this Company is inactive. BTS plans to provide contract staffing for the Princess Maria establishment.

Management Services
-General-

The Company has advanced and invested a total of $8,123,063 in land, land improvements, professional design fees and other consulting and legal costs related to the development of Indian Gaming facilities. Included in these advances and investments are lands and other areas located adjacent to residential developments. The Company believes that these tracts could be developed and sold for residential and commercial use, other than Indian gaming, if the gaming enterprises do not open. Additional improvements, including access roads, water and sewer services, etc. are planned for these lands. After these improvements, these lands may be sold in small tracts. This would allow the Company to recover the majority, if not all, of the land investments and other gaming costs.

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

The Tribe resubmitted the management agreement and land question to the NIGC in June 1996. In July 1996, the NIGC again requested an opinion from the BIA. On July 23, 1997, the Tribe and the Company were notified that the BIA had again determined that the land was not suitable for gaming, for political policy reasons, without consideration of the membership in the Miami Tribe or recent case law, and the NIGC had to again deny the management agreement. The Tribe filed a suit in the United States District Court in Kansas City, Kansas. On May 15, 1998, the Court determined that the land may be suitable for gaming and remanded the case to the BIA for the documentation. Therefore, even though the Company and the Tribe believe the BIA and NIGC will agree that the land is "Indian land", and in compliance with all laws and regulations, for a variety of reasons, there is no assurance that the Management Agreement will be approved. Subsequent to April 30, 1998, the NIGC approved the management agreement on January 7, 2000. Under the Management Agreement, as approved, the Company, as manager, is to receive a 30% share of the profits and reimbursement of development costs.

The total advances and investment related to the Princess Maria at April 30, 2002, was $855,012. This amount is net of a reserve of $1,413,511, which represents the current net realizable value of the advanced receivable.

A lawsuit was filed in the United States District Court for the District of Kansas by the State of Kansas against us, the United States, the Business Committee members of the Miami Tribe and others on October 14, 1999, challenging the determination by the Department of the Interior and the United States District Court for the District of Kansas that the Miami Princess Maria Reserve No. 35 was Indian Land. The State of Kansas requested an order by the Court preventing further development of gaming on the Indian land by us or Mr. Stewart, our President.

All of the defendants have asked the Courts to dismiss the case because they believe the determination of Indian land is a power reserved for the United States by the Constitution of the United States.

-Stables Bingo and Off-Track Betting-

The Company has a signed Management Agreement with the Miami and Modoc Tribes. A Class III Indian Gaming Compact for a joint venture by the Miami and Modoc Tribes, both of Oklahoma, has been approved by the State of Oklahoma and by the Assistant Secretary, Bureau of Indian Affairs for the U.S. Department of the Interior. The Compact was published in the Federal Register on February 6, 1996, and is, therefore, deemed effective. The Compact authorizes Class III (Off-Track Betting "OTB") along with Class II (high stakes bingo) at a site within the City of Miami, Oklahoma. The Stables opened in September 1998. The management agreement expires in September 2003 unless extended or renewed.

The Company is providing consulting and construction management services in the development of the facility and manages the joint-venture operation for the tribes. The STABLES facility was expanded in April 2002 to approximately 30,000 square feet and is located directly south of the Modoc Tribal Headquarters building in Miami. The complex contains off-track betting windows, a bingo hall, bar and a restaurant. The Company's Management Agreement was approved by the NIGC on January 14, 1997. Under the Management Agreement, as approved, the Company, as manager, is to receive a 30% share of the profits and reimbursement of development costs.

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

The Company maintains a relationship and has a consulting agreement to assist with the proposed establishment. This agreement is signed by the owners and the Shawnee Tribe. The Shawnee Tribe is a federally recognized tribe. The Indian Owners of Shawnee Reserve No. 206 have federal Indian membership cards.

The Company believes that there is a significant opportunity for Indian gaming on the Shawnee Reserve No. 206. However, none of the above agreements have been approved by the BIA, or the NIGC, or any other regulatory authority. There can be no assurance that these or future agreements will be approved nor that any Indian gaming will ever be established on the Shawnee Reserve, or that the Company will be the Management Company.

The total advances and investment related to Shawnee Reserve No. 206 at April 30, 2002, was $849,098. This amount is net of a reserve of $849,222, which represents the current net realizable value of the advanced receivable.

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

The total advances and investment related to Modoc Tribe at April 30, 2002, was $148,336. This amount is net of a reserve of $337,436, which represents the current net realizable value of the advanced receivable.

Selling, General and Administrative (SG&A): Expenses increased $109,631 4.4% in fiscal year 2002. These expenses were $2,447,519, or 27.0% of revenue, in fiscal 2002, and $2,337,889, or 38.9% of revenue in fiscal 2001.

Other Income (Expense): Other expense increased from $147,963 in fiscal 2001 to $150,822 in fiscal 2002.

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

Liquidity and Capital Resources

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $268,049 at April 30, 2002, and $348,590 at April 30, 2001.

The Company's unused line of credit at April 30, 2002 was $129,489. As of July 12, 2002, the Company's unused line of credit was $149,456. The Company's line of credit is $500,000. The interest rate on the Company's line of credit is prime plus two as of July 12, 2002, the interest rate is 7.5%.

The Company plans to continue using the promissory notes-payable to fund working capital. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 2003. The extensions of the promissory notes-payable is consistent with prior years. If the Bank were to demand repayment of all notes-payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

The Company does not, as of April 30, 2002, have any material commitments for other capital expenditures other than under the terms of the Indian gaming Management Agreements. Depending upon the development schedules, the Company will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available as well as additional funds, for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

Analysis of Cash Flow

During fiscal 2002, the Company's cash position increased by $249,078. A majority of the cash flow in fiscal 2002 is due to the increases in operating activities.

Investing Activities: The $765,774 decrease in the note receivable are payments under the note from the Stables bingo facility. The remaining cash used in investing activities is due to the use of approximately $42,759 related to the development of Indian gaming and approximately $66,594 to purchase tooling and equipment at Modifications and Services.

Financing Activities: The cash used in financing activities was a reduction of debt of $1,860,772.

Changing Prices and Inflation

The Company did not experience any significant pressure from inflation in 2002.

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

Expected Maturity Date (Dollars in thousands)
	2003	2004	2005	2006	2007	Total	Fair Value
Assets
Note receivable:	$647	$639	$0	$0	$0	$1,286	$1,286
Variable rate Average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Liabilities
Long-term debt:	$1,159	$446	$256	$255	$285	$2,794	$2,794
Variable rate Average interest rate	7.04%	7.04%	7.04%	7.04%	7.04%	7.04%	7.04%
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The Financial Statements of the Registrant are set forth on pages 27 through 49 of this report.
Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Company has had no disagreements with their current accountants.
PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the directors, their principal occupations for at least the past five years are set forth below, based on information furnished to the Company by the directors.

Name of Nominee and Director and Age	Serve Since	Principal Occupation for Last Five Years and Other Directorships
Clark D. Stewart (62)	1989

President of the Company from September 1, 1989 to present. President of Tradewind Systems, Inc. (consulting and computer sales) 1980 to present; Executive Vice President of RO Corporation (manufacturing) 1986 to 1989; President of Tradewind Industries, Inc. (manufacturing) 1979 to 1985.

R. Warren Wagoner (50)	1986

Chairman of the Board of Directors of the Company since August 30, 1989 and President of the Company from July 26, 1989 to September 1, 1989. Sales Manager of Yamazen Machine Tool, Inc. from March, 1992 to March, 1994; President of Stelco, Inc. (manufacturing) 1987 to 1989; General Manager, AmTech Metal Fabrications, Inc., Grandview, MO 1982 to 1987.

William E. Logan (64)	1990

Vice President and Treasurer of WH of KC, Inc. (Wendy's franchisee) June, 1984 to present. Vice President and Treasurer of Valley Foods Services, Inc. (wholesale food distributor) June, 1988 to April, 1993. Professional practice as a Certified Public Accountant 1965 to 1984.

William A. Griffith (55)	1990

Secretary of the Company, President of Griffith and Associates (management consulting) since 1984. Management consultant for Diversified Health Companies (management consulting) from 1986 to 1989 and for Health Pro (health care) from 1984 to 1986. Chief Executive Officer of Southwest Medical Center (hospital) from 1981 to 1984.

David B. Hayden (56)	1996

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

The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of shareholders and at special meetings held during the year. The executive officers are as follows:

Name	Age	Position
R. Warren Wagoner	50	Chairman of the Board of Directors
Clark D. Stewart	62	President and Chief Executive Officer
Christopher J. Reedy	36	Vice President
William A. Griffith	55	Secretary
Angela D. Seba	38	Chief Financial Officer
Kathy L. Gorrell	42	Treasurer
Larry W. Franke	58	President of Avcon Industries, Inc., a wholly-owned subsidiary of the Company
Jon C. Fischrupp	62	President of Butler National Services, Inc., a wholly-owned subsidiary of the Company

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

Christopher J. Reedy worked for Colantuono & Associates, LLC from 1997 to 2000 in the area of aviation, general business and employment counseling, and from 1995 to 1997 with the Polsinelli, White firm. He was involved in aviation product development and sales with Bendix/King, a division of AlliedSignal, Inc. from 1988 through 1993. Mr. Reedy joined the Company in November 2000.

William A. Griffith was Chief Executive Officer of Southwest Medical Center (hospital) from 1981 to 1984. Mr. Griffith was a management consultant for Health Pro from 1984 to 1986 and for Diversified Health Companies from 1986 to 1989. Mr. Griffith has been President of Griffith and Associates, management consulting, since 1984. Mr. Griffith became Secretary of the Company in 1992.

Angela D. Seba was the controller of A&M products, a subsidiary of First Brands Corporation from 1995 to 1998. From 1998 to 2000 Ms. Seba was a Senior Business Systems Analyst for Black & Veatch of Kansas, the largest privately held engineering firm in the United States. Ms. Seba was the CFO of Peerless Products, Inc. a manufacturer of customized windows from 2000 to 2001. Ms. Seba joined the Company in October 2001.

Kathy L. Gorrell was Assistant Cashier at Weslayan Bank in Houston, Texas from 1983 to 1985 and then at Spring National Bank in Spring, Texas from 1985 to 1987. Ms. Gorrell was a building IT coordinator with the Kansas USD #233 before joining the Company in February 1997 as a special projects coordinator. Ms. Gorrell became Treasurer and Chief Information Officer of the Company in February 1998.

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

Item 11. EXECUTIVE COMPENSATION
SUMMARY

The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (determined as of the end of the last fiscal year) for the fiscal years ended April 30, 2002, 2001 and 2000:

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation Awards Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities UnderlyingOptions (no.)(1)	LTIP Payouts ($)	All Other Compensation ($)
Clark D. Stewart, President ,CEO and Director	02 01 00	245,589 237,986 237,986	--- --- ---	--- --- ---	--- --- ---	150,000 250,000 575,000	--- --- ---	--- --- ---

Christopher J. Reedy Vice President	02 01 00	100,720 11,539 N/A	--- --- ---	--- --- ---	--- --- ---	50,000 100,000 N/A	--- --- ---	--- --- ---

Larry W. Franke President of Avcon Industries	02 01 00	128,542 126,191 129,696	--- --- ---	--- --- ---	--- --- ---	50,000 100,000 100,000	--- --- ---	--- --- ---
(1) Represents options granted or (cancelled) pursuant to the Company's Nonqualified Stock Option Plans 150,000 in 2002; 250,000 in 2001; and 575,000 in 2000.
OPTION GRANTS, EXERCISES AND HOLDINGS
The following table provides further information concerning grants of stock options pursuant to the 1989 Nonqualified Stock Option Plan during the fiscal 2002 year to the named executive officers:
OPTION GRANTS IN LAST FISCAL YEAR
Individual Grants
Name and Position	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term 5% ($) 10% ($)
Clark D. Stewart, Chief Executive Officer(1)	150,000	7.7%	.17	12/31/2011	16,037	40,640
Christopher J. Reedy Vice President	50,000	2.6%	.17	12/31/2011	5,346	13,547
Larry W. Franke, President of Avcon Industries	50,000	2.6%	.17	12/31/2011	5,346	13,547

(1) Except in the event of death or retirement for disability, if Mr. Stewart ceases to be employed by the Company, his options shall terminate. Upon death or retirement for disability, Mr. Stewart (or his representative) shall have three months or one year, respectively, following the date of death or retirement, as the case may be, in which to exercise such options. All such options are immediately exercisable.

The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the Company's last fiscal year:
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
			Number of Securities Underlying Unexercised Options at FY-End (no.)	Value of Unexercised In-the-Money Options at FY-End ($)
Name	Shares Acquired on Exercise (no.)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Clark D. Stewart, Chief Executive Officer	-	-	2,375,000 / 0	73,750/0

Christopher J. Reedy, Vice President	-	-	150,000/ 0	8,000/0

Larry W. Franke, President of Avcon Ind.	-	-	470,600/ 0	18,750/0
COMPENSATION OF DIRECTORS

Each non-officer director is entitled to a director's fee of $100 for meetings of the Board of Directors which he attends. Officer-directors are not entitled to receive fees for attendance at meetings.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

On April 30, 2001, the Company extended the employment agreement through August 31, 2006 with Clark D. Stewart under the terms of which Mr. Stewart was employed as the President and Chief Executive Officer of the Company. The contract provides a minimum annual salary of $265,700, $278,900, $292,900, $307,600, $322,980, $339,129 respectively in the next six years. In the event Mr. Stewart is terminated from employment with the Company other than "for cause," Mr. Stewart shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the employment agreement. Mr. Stewart is also granted an automobile allowance of $600 per month.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors is comprised of Mr. Wagoner, Mr. Stewart, Mr. Griffith and Mr. Logan. Mr. Wagoner is the Chairman, Mr. Stewart is the President and Chief Executive Officer of the Company and Mr. Griffith is the Secretary of the Company.

During fiscal 2002, the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $92,500. William A. Griffith, who is a director for the Company, is a principal at Griffith & Associates. It is anticipated that Griffith & Associates will continue to provide services for the Company.

During fiscal 2002, the consulting firm of Butler Financial Corporation provided business consulting services to the Company in the amount of $96,000. R. Warren Wagoner, who is a director for the Company, is a principal at Butler Financial Corporation. It is anticipated that Butler Financial Corporation will continue to provide services for the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, with respect to the Company's common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company's voting securities as of July 12, 2002.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Clark D. Stewart 19920 West 161st Street Olathe, Kansas 66062 R. Warren Wagoner 19920 West 161st Street Olathe, Kansas 66062	5,246,390(2) 4,138,983(4)	11.4% 9.0%

(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2) Includes 2,375,000 shares which may be acquired by Mr. Stewart pursuant to the exercise of stock options which are exercisable.

The following table sets forth, with respect to the Company's common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of April 30, 2002.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Larry B. Franke William A. Griffith David B. Hayden William E. Logan Clark D. Stewart R. Warren Wagoner Christopher J. Reedy All Directors and Executive Officers as a Group (11 persons)	470,600(6) 1,431,983(5) 1,413,683(7) 2,123,683(3) 5,246,390(2) 4,138,983(4) 155,000(8) 16,005,320(9)	1.0% 3.1% 3.1% 4.6% 11.4% 9.0% 0.3% 31.1%

(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct and beneficial ownership as shown in the table arises from sole voting power and sole investment power.

(2) Includes 2,375,000 shares, which may be acquired by Mr. Stewart pursuant to the exercise of stock options, which are exercisable.

(3) Includes 835,000 shares, which may be acquired by Mr. Logan pursuant to the exercise of stock options which are exercisable.

(4) Includes 1,475,000 shares, which may be acquired by Mr. Wagoner pursuant to the exercise of stock options, which are exercisable.

(5) Includes 625,000 shares, which may be acquired by Mr. Griffith pursuant to the exercise of stock options, which are exercisable.

(6) Includes 470,600 shares, which may be acquired by Mr. Franke pursuant to the exercise of stock options, which are exercisable.

(7) Includes 675,000 shares, which may be acquired by Mr. Hayden pursuant to the exercise of stock options, which are exercisable.

  Includes 150,000 shares, which may be acquired by Mr. Reedy pursuant to the exercise of stock options, which are exercisable.
  Includes 7,635,600 shares for all directors and executive officers as a group, which may be acquired pursuant to the exercise of stock options, which are exercisable.

The Company does not have any equity compensation plans which have not been approved by security holders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.
PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) Documents Filed As Part of Form 10-K Report.
(1) Financial Statements:
Description	Page No.
Report of Independent Accountants	27
Consolidated Balance Sheet as of April 30, 2002 and 2001	28
Consolidated Statements of Operations for the years ended April 30, 2001, 2000 and 1999	29
Consolidated Statements of Shareholders' Equity for the years ended April 30, 2002, 2001 and 2000	30-32
Consolidated Statements of Cash Flows for the years ended April 30, 2002, 2001 and 2000	33
Notes to Consolidated Financial Statements	34-51
(2) Financial Statement Schedules
Schedule	Description	Page No.
II.	Valuation and Qualifying Accounts and Reserves for the years ended April 30, 2002, 2001 and 2000	49
All other financial statements and schedules not listed have been omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.
(3) Exhibits Index:
No.	Description	Page No.
3.1	Articles of Incorporation, as amended and restated, are incorporated by reference to Exhibit 3.1 of the Company's Form DEF 14A filed on December 26, 2001	*
3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of the Company's Form DEF 14A filed on December 26, 2001	*
4.1

Certificate of Rights and Preferences of $100 Class A Preferred Shares of the Company, are incorporated by reference to Exhibit 4.1 of the Company's Form 10-K/A, as amended, for the year ended April 30, 1994.

*
4.2

Certificate to Set Forth Designations, Preferences and Rights of Series C Participating Preferred Stock of the Company, are incorporated by reference to Exhibit 1 of the Company's Form 8-A (12G) filed on December 7, 1998

*
10.1

1989 Nonqualified Stock Option Plan is incorporated by reference to the Company's Form 8-K filed on September 1, 1989 and as amended on Exhibit 4(a) of the Company's Form S-8 filed on February 20, 1998.

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

*
10.11

1993 Nonqualified Stock Option Plan, are incorporated by reference to Exhibit 10.11 of the Company's Form 10-K/A, as amended, for the year ended April 30, 1994 and as amended on Exhibit 4(a) of the Company's Form S-8 filed on February 20, 1998.

*
10.12

1993 Nonqualified Stock Option Plan II, are incorporated by reference to Exhibit 10.12 of the Company's Form 10-K/A, as amended, for the year ended April 30, 1994 and as amended on Exhibit 4(a) of the Company's Form S-8 filed on February 20, 1998.

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

*
10.19

1995 Nonqualified Stock Option Plan dated December 1, 1995, is incorporated by reference to
Exhibit 10.19 of the Company's Form 10-K, as amended for the year ended April 30, 1996 and as amended on Exhibit 4(a) of the Company's Form S-8 filed on February 20, 1998.

*
10.20

Settlement Agreement and Release -- Marvin J. Eisenbath and the Company dated April 30,
1997, is incorporated by reference to Exhibit 10.20 of the Company's Form 10-K, as amended for the year ended April 30, 1997

*
10.21

Settlement Agreement and Release -- Brenda Shadwick and the Company dated May 1, 1997, is incorporated by reference to Exhibit 10.21 of the Company's Form 10-K, as amended for the year ended April 30, 1997.

*
10.22

Preferred Stock Purchase Rights and Rights Agreement dated October 26, 1998 between the Company and Norwest Bank Minnesota are incorporated by reference to Exhibit 4(a) of the Company's Form 8-A filed on December 7, 1998.

21	List of Subsidiaries	50
23.1	Consent of Independent Public Accountants	51
27.1	Financial Data Schedule (EDGAR version only). Filed herewith.	*
99	Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Reform Act of 1995.	52
* Incorporated by reference
** Relates to executive officer employment compensation

(b)	Reports On Form 8-K.
	Report under Item 5, the issue of a press release related to the Company's filing of it's first quarter Form 10-Q for fiscal year 2002 filed on September 25, 2001.	*
	Report under Item 5, the issue of a press release related to the Company's filing of it's second quarter Form 10-Q for fiscal year 2002 filed on December 18, 2001.	*
	Report under Item 5, the issue of a press release related to the Company's Aircraft Cockpit Shield Door filed on December 18, 2001.	*
	Report under Item 5, the issue of a press release related to the Company's 2002 annual meeting filed on March 12, 2002.	*
	Report under Item 5, the issue of a press release related to the Company's filing of it's third quarter Form 10-Q for fiscal year 2002 filed on March 14, 2002.	*
(c)	Exhibits. Reference is made to Item 14(a)(3).
(d)	Schedules. Reference is made to Item 14(a)(2).
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 24, 2002
BUTLER NATIONAL CORPORATION /s/ Clark D. Stewart Clark D. Stewart, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Clark D. Stewart Clark D. Stewart	President, Chief Executive Officer and Director (Principal Executive Officer)	July 24, 2002
/s/ R. Warren Wagoner R. Warren Wagoner	Chairman of the Board and Director	July 24, 2002
/s/ William A. Griffith William A. Griffith	Director	July 24, 2002
/s/ William E. Logan William E. Logan	Director	July 24, 2002
/s/ David B. Hayden David B. Hayden	Director	July 24, 2002
/s/ Angela D. Seba Angela D. Seba	Chief Financial Officer	July 24, 2002

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS

AS OF APRIL 30, 2002

TOGETHER WITH AUDITORS' REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Butler National Corporation:

We have audited the accompanying consolidated balance sheet of Butler National Corporation as of April 30, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Butler National Corporation as of April 30, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

WEAVER & MARTIN, LLC

Kansas City, Missouri,
July 23, 2002

BUTLER NATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS as of April 30, 2002 and 2001

	2002	2001		2002	2001
ASSETS			LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$357,149	$108,071	Bank overdraft payable	$102,463	$149,859
Accounts receivable, net of allowance for doubtful	378,714	642,564	Promissory notes payable	268,049	348,590
Accounts of $122,520 in 2002 and $11,703 in			Current maturities of long-term debt and capital lease	1,159,178	1,321,030
2001			obligations
Note receivable from Indian Gaming Developments	744,285	647,285	Accounts payable	430,636	807,114
			Customer deposits	-	167,530
Inventories -			Accrued liabilities -
Raw materials	1,794,512	1,639,080	Compensation and compensated absences	294,676	120,304
Work in process	225,480	208,036	Other	94,992	118,837
Finished goods	57,066	70,920		-------------------	-------------------
Aircraft	1,155,079	1,467,771	Total current liabilities	2,349,994	3,033,264
	-------------------	------------------	LONG-TERM DEBT, AND CAPITAL LEASE NET OF	1,635,234	3,253,612
	3,232,137	3,385,807	CURRENT MATURITIES

Prepaid expenses and other current assets	39,023	9,730	CONVERTIBLE DEBENTURES	-	78,000
	-------------------	------------------		-------------------	-------------------

Total current assets	4,751,308	4,793,457	Total liabilities	3,985,228	6,364,876

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	948,089	948,089	Preferred stock, par value $5:
Machinery and equipment	1,211,361	1,161,220	Authorized 200,000 shares, all classes
Office furniture and fixtures	624,189	607,736	$1,000 Class A, 9.8%, cumulative if earned
Leasehold improvements	4,249	4,249	Liquidation and redemption value $100,
	-------------------	------------------	no shares issued and outstanding	-	-
Total cost	2,787,888	2,721,294	$1,000 Class B, 6%, convertible cumulative,
Accumulated depreciation	(1,758,222)	(1,590,048)	Liquidation and redemption value $1000
	-------------------	------------------	Issued and outstanding, no shares in 2002 and
	1,029,666	1,131,246	no shares in 2001	-	-
SUPPLEMENTAL TYPE CERTIFICATES	1,285,874	1,338,372	Common stock, par value $.01:
			Authorized 100,000,000 shares
INDIAN GAMING:			Issued and outstanding 38,521,582 shares
Note receivable from Indian Gaming	422,551	1,285,326	in 2002 and 36,904,111 in 2001	385,216	369,041
Advances for Indian Gaming Developments	1,904,135	1,861,376
(net of reserves of $2,718,928)			Capital contributed in excess of par	10,060,605	9,890,268
	-------------------	------------------
Total Indian Gaming	2,326,686	3,146,702	Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
OTHER ASSETS	145,000	196,837	Retained deficit (deficit of $11,938,813 eliminated	(4,160,515)	(5,285,571)
			October 31, 1992)	-------------------	-------------------
			Total shareholders' equity	5,553,306	4,241,738
	-------------------	-------------------		-------------------	-------------------
Total Assets	$9,538,534	$10,606,614	Total liabilities and shareholders' equity	$9,538,534	$10,606,614
	==========	==========		==========	==========
The accompanying notes are an integral part of these financial statements
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000

	2002	2001	2000
NET SALES	$9,028,762	$6,008,963	$4,606,809

COST OF SALES	5,305,315	4,008,589	4,047,353
	-------------------	-------------------	-------------------
	3,723,447	2,000,374	559,456
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,447,519)	(2,337,888)	(1,661,584)
	-------------------	-------------------	-------------------
OPERATING INCOME (LOSS)	1,275,928	(337,514)	(1,102,128)

OTHER INCOME (EXPENSES)
Interest expense	(293,270)	(486,104)	(199,436)
Interest revenue	125,065	255,496	165,492
Other	17,333	82,645	-
	-------------------	-------------------	-------------------
Other expense	(150,871)	(147,963)	(33,944)
	-------------------	-------------------	-------------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,125,056	(485,477)	(1,136,072)

PROVISION FOR INCOME TAXES	-	-	-
	-------------------	-------------------	-------------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHARE SHAREHOLDERS	$1,125,056	$(485,477)	$(1,136,072)
SHAREHOLDERS	==========	==========	==========

BASIC EARNINGS (LOSS) PER COMMON SHARE	0.03	$(0.02)	$(0.06)
	==========	==========	==========
Shares used in per share calculation	37,284,671	28,487,816	18,634,447
	==========	==========	==========
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.03	$(0.02)	$(0.06)
	==========	==========	==========
Shares used in per share calculation	43,007,671	28,487,816	18,634,447
	==========	==========	==========
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED APRIL 30, 2002, 2001, AND 2000

	Preferred Stock	Common Stock	Capital Contributed in Excess of Par	Treasury Stock (Common)	Retained Earnings (deficit)	Total Shareholders' Equity
	------------------	------------------	------------------	------------------	------------------	------------------
BALANCE, April 30, 1999	$313,603	$152,121	$8,981,048	$(732,000)	$(3,664,023)	$5,050,749
Conversion to common stock	(201,467)	51,393	150,074	-	-	-
Issuance of stock -- Other	-	18,709	100,022	-	-	118,731
Conversion of Convertible Debentures	-	45,595	327,405	-	-	377,000
Miscellaneous	-	-	-	-	(3,018)	(3,018)
Net loss	-	-	-	-	(1,136,072)	(1,136,072)
	------------------	------------------	------------------	------------------	------------------	------------------
BALANCE, April 30, 2000	$112,136	$271,818	$9,558,549	$(732,000)	$(4,803,113)	$4,407,390
	==========	==========	==========	==========	==========	==========
The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED APRIL 30, 2002, 2001, AND 2000

	Preferred Stock	Common Stock	Capital Contributed in Excess of Par	Treasury Stock (Common)	Retained Earnings (deficit)	Total Shareholders' Equity
	------------------	------------------	------------------	------------------	------------------	------------------
BALANCE, April 30, 2000	$112,136	$271,818	$9,558,549	$(732,000)	$(4,803,113)	$4,407,390
Conversion to common stock	(112,136)	64,800	47,336	-	-	-
Issuance of stock -- Other	-	13,534	108,272	-	-	121,806
Conversion of Convertible Debentures	-	18,889	176,111	-	-	195,000
Miscellaneous	-	-	-	-	3,019	3,019
Net loss	-	-	-	-	(485,477)	(485,477)
	------------------	------------------	------------------	------------------	------------------	------------------
BALANCE, April 30, 2001	$-	$369,041	$9,890,268	$(732,000)	$(5,285,571)	$4,241,738
	==========	==========	==========	==========	==========	==========
The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED APRIL 30, 2002, 2001, AND 2000

	Preferred Stock	Common Stock	Capital Contributed in Excess of Par	Treasury Stock (Common)	Retained Earnings (deficit)	Total Shareholders' Equity
	--------------------	--------------------	------------------	------------------	--------------------	--------------------
BALANCE, April 30, 2001	$-	$369,041	$9,890,268	$(732,000)	$(5,285,571)	$4,241,738
Issuance of stock -- Other	-	6,383	102,129	-	-	108,512
Conversion of Convertible Debentures	-	9,792	68,208	-	-	78,000
Net income	-	-	-	-	1,125,056	1,125,056
	--------------------	--------------------	------------------	------------------	--------------------	--------------------
BALANCE, April 30, 2002	$-	$385,216	$10,060,605	$(732,000)	$(4,160,515)	$5,553,306
	===========	===========	==========	==========	===========	===========
The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2002, 2001, AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,125,056	$(485,477)	$(1,136,072)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operations -
Depreciation	168,174	200,576	226,370
Amortization	63,018	59,595	77,144
Provision for obsolete inventories	(78,444)	-	233,571
Noncash services and benefit plan contributions	108,512	121,806	118,731
Miscellaneous	-	3,018	(3,018)

Changes in assets and liabilities -
Accounts receivable	263,850	(405,546)	198,305
Contracts in process	-	385,500	20,437
Inventories	232,115	(186,623)	(1,004,443)
Prepaid expenses and other current assets	(29,293)	(3,546)	66,450
Other assets and other	51,837	308,181	(268,108)
Accounts payable	(423,873)	145,502	(227,558)
Customer deposits	(167,530)	(453,143)	38,359
Accrued liabilities	150,527	10,164	59,937
	--------------------	--------------------	--------------------
Cash provided by (used in) operating activities	1,463,949	(299,992)	(1,599,895)
	--------------------	--------------------	--------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(66,594)	(14,516)	(52,264)
Advances for Indian Gaming Developments	(42,759)	(81,282)	(57,458)
Indian Gaming note receivable, net	765,774	637,079	486,726
Supplemental Type Certificates	(10,520)	-	(82,500)
	--------------------	--------------------	--------------------
Cash used in investing activities	645,901	541,281	294,504
	--------------------	--------------------	--------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under promissory notes	(30,541)	133,416	143,599
Proceeds from long-term debt and capital lease obligations	751,000	537,603	1,669,769
Repayments of long-term debt and capital lease obligations	(2,581,231)	(964,327)	(512,810)
	--------------------	--------------------	--------------------
Cash provided (used in) financing activities	(1,860,772)	(293,308)	1,300,558
	--------------------	--------------------	--------------------
NET INCREASE (DECREASE) IN CASH	249,078	(52,019)	(4,833)

CASH, beginning of year	108,071	160,090	164,923
	--------------------	--------------------	--------------------
CASH, end of year	$357,149	$108,071	$160,090
	============	============	============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$293,270	$486,000	$200,826
Income taxes paid	-	-	-

NON CASH FINANCING ACTIVITIES
Conversion of preferred stock to common stock	$-	$112,136	$201,467
Conversion of convertible notes to common stock	78,000	195,000	377,000
The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS APRIL 30, 2002

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned subsidiaries, Avcon Industries, Inc., Kansas International Corporation, BCS Design, Inc., Butler National Services, Inc., Butler Temporary Services, Inc., Butler National Service Corporation, Butler National Corporation-Tempe (formerly Woodson Avionics, Inc.), and Butler National, Inc., (collectively, The Company). Kansas International Corporation was inactive during the years ended April 30, 2002, 2001 and 2000. All significant intercompany transactions have been eliminated in consolidation.

Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas facility. Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, and stability enhancing modifications. Avcon also acquires airplanes, principally Learjets, to refurbish and sell. Butler National Corporation-Tempe is primarily engaged in the manufacture of airborne switching units used in Boeing McDonnell Douglas aircraft and transient suppression devices for Boeing 747Classic aircraft. Butler National Services is principally engaged in monitoring remote water and wastewater pumping stations through electronic surveillance. Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988.

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

Included in machinery and equipment and office furniture and fixtures are capital lease items totaling $303,900 for April 30, 2002 and 2001. Accumulated amortization on capital lease items at April 30, 2002 and 2001 was $219,452 and $157,084 respectively.

  Long-Lived Assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company determined that as of April 30, 2002, there had been no impairment in the carrying value of long-lived assets

  Indian Gaming: The Company is advancing funds for the establishment of Indian gaming. These funds have been capitalized in accordance with Statements of Financial Accounting Standards (SFAS) 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Such standard requires costs associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of that project. The realization of these advances is predicated on the ability of the Company and their Indian gaming clients to successfully open and operate the proposed casinos. There is no assurance that the Company will be successful. The inability of the Company to recover these advances could have a material adverse effect on the Company's financial position and results of operations

Advances to the tribes and for gaming developments are capitalized and recorded as receivables from the tribes. These receivables, shown as Advances for Indian Gaming Development on the balance sheet, represent costs to be reimbursed to the Company pending approval of Indian gaming in several locations. The Company has agreements in place which require payments to be made to the Company for the respective projects upon opening of Indian gaming facilities. Once gaming facilities have gained proper approvals, the Company will enter into note receivable arrangements with the Tribe to secure reimbursement of advanced funds to the Company for the particular project. The Company currently has one note receivable shown as Note Receivable From Indian Gaming Development on the balance sheet.

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

Capitalized costs totaled approximately $4,623,041 and $4,580,304 at April 30, 2002 and April 30, 2001, respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928 in 2002 and 2001, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

As a part of a Management Contract approved by the National Indian Gaming Commission (NIGC) on January 14, 1997, between the Company's (then) wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the Tribes), the Company agreed to convert their current unsecured receivable from the Tribes to a secured note receivable with the Tribes of $3,500,000 at 2 percent over prime, to be repaid over five years, for the construction of the Stables gaming establishment and reimbursement for previously advanced funds. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building. The Company is currently receiving payments on the note on the Stables' operation. Amounts to be received on the notes are 2003 - $744,285 and 2004 - $422,531.

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

	2002	2001
	-------------	-------------
Direct labor	$206,752	$206,752
Direct materials	187,129	187,129
Consultant costs	1,464,440	1,453,920
Labor overhead	326,669	326,669
	-------------	-------------
Subtotal	2,184,990	2,174,470
Less-Amortized costs	899,116	836,098
	-------------	-------------
Net STC balance	$1,285,874	$1,338,372
	=======	=======

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

  Revenue Recognition: The Company performs aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of- completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. Revenue is recorded on all other products upon delivery to the customer.

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

  Research and Development: The Company charges to operations research and development costs. The amount charged in the year ended April 30, 2002 and 2001 was approximately $1,020,489 and $805,835 respectively.

Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.
2. DIVIDEND OF SUBSIDIARY STOCK TO SHAREHOLDERS In January 2002, the Company decided not to distribute to its shareholders the stock in the subsidiary Butler National Service Corporation
DEBT: Principal amounts of debt at April 30, 2002 and 2001, consist of the following:
Promissory Notes		2002	2001
	Interest at prime plus 2% (7.0% at April 30, 2002), due	$268,049	$348,590
	August 25, 2002, collateralized by a first or second position	========	========
	on all assets of the Company.

The Company has promissory notes in which it may borrow a maximum of $500,000 and an extension agreement allowing borrowing of $200,000. Weighted average interest rates were 7.0% and 11.0% for the years ended 2002 and 2001 respectively.

Other Notes Payable and Capital Lease Obligations
	Note payable, interest at prime plus 2%, (6.75% at April	$907,119	$1,585,018
	30, 2002) due May 24, 2004 collateralized by Aircraft
	Security Agreements.

	Note payable, interest at prime plus 2% (6.75% at April	530,386	933,421
	30, 2002) due August 1, 2003

	Note payable, interest at prime plus 1%, (5.75% at April	361,007	374,117
	30, 2002) due Sept. 1, 2002 collateralized by real estate.

	Note payable, interest at prime plus 2% (7.5% at April	142,970	287,088
	30, 2002) collateralized by a first or second position on all
	of the Company.

	Note payable, interest at prime plus 2% (7.0% at April 30,	711,597	844,813
	2002) due May 13, 2009, collateralized by a first or
	second position on all assets of the Company.

	Note payable, interest generally at 14.0%, collateralized	50,000	400,000
	by a second position on cash flow of the Stables.

	Other Notes Payable and Capital Lease Obligations	91,333	150,185
		--------------	--------------
		2,794,412	4,574,642
	Less: Current maturities	1,159,178	1,321,030
		--------------	--------------
		$1,635,234	$3,253,612
		========	========
Maturities of long-term debt and capital lease obligations are as follows:

Year Ending 30-Apr	Amount
--------------	--------------
2003	1,159,178
2004	445,856
2005	256,284
2006	254,902
2007	284,832
Thereafter	393,360
--------------
2,794,412
========

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

On January 25, 1999, a change was made to the issuance documents changing the conditions of the conversions. The face value at the time of this agreement was $650,000 allowing $65,000 per month to be converted under the plan at a conversion price equal to eighty percent (80%) of the five (5) day average closing bid for the five (5) trading days prior to the conversion, provided, however, that if the closing price increases to $1.45 per share or more for three (3) consecutive trading days, the Holder will have the option to convert an additional 20 percent or $130,000 of outstanding principal amount of Debentures. All transactions are being handled through one broker and all activity is reported on a weekly basis. The Holders also received 325,000 three-year warrants to purchase restricted common stock at $1.45 per share, and all past and future interest payments were rescinded. At April 30, 2002 all convertible debentures have been converted to common stock..

5. INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provision of the enacted tax laws. The Company has net operating loss carryforwards and cumulative temporary differences, which would result in the recognition of net deferred tax assets. A valuation allowance has been provided which reduces the net deferred tax asset to zero. At April 30, 2002, the Company had approximately $5.6 million of net operating losses, which expire in 2004 to 2015.

The deferred taxes are comprised of the following components:
	April 30, 2002	April 30, 2001
Deferred tax assets
Accounts receivable reserve	$48,000	$5,000
Inventory and other reserves	415,000	426,000
Indian gaming development	520,000	520,000
Net operating loss carryforwards	2,400,000	2,776,000
	-----------------	-----------------
Total gross deferred tax assets	3,383,000	3,727,000
Valuation allowance	(3,171,000)	(3,493,000)
	-----------------	-----------------
Total deferred tax assets	$212,000	$234,000
	=========	=========

Deferred tax liabilities:
Depreciation	$146,000	$146,000
Accrued interest	66,000	88,000
	-----------------	-----------------
Total deferred tax liabilities	$212,000	$234,000
	=========	=========

Net deferred tax assets at April 30, 2002 have been fully offset by a valuation allowance as it is more likely than not that the Company will not ultimately realize any benefits.

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:
	2002	2001	2000
Statutory federal income tax rate	34.0%	-34.0%	-34.0%
Changes in valuation allowances	-29.7%	31.7%	32.4%
Nondeductible expenses	-4.3%	1.6%	1.6%
Effective tax rate	0.0%	0.0%	0.0%
6. SHAREHOLDERS' EQUITY:
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

Common Stock Transactions

During the year ended April 30, 2002, the Company issued 638,304 shares valued at $108,512 were issued as the match to the Company's 401(k) plan; 979,167 shares were issued under the exchange provisions of the Convertible Debentures.

During the year ended April 30, 2001, the Company issued 1,353,395 shares valued at $121,806 were issued as the match to the Company's 401(k) plan; no shares were issued under the exchange provisions of the Preferred Stock and 979,167 were issued under the exchange provisions of the Convertible Debentures. As of April 30, 2002 no Debentures and no Preferred Shares are outstanding.

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

	2002	2001	2000
Dividend yield	0%	0%	0%
Weighted average expected stock volatility	17.0%	17.0%	13.5%
Weighted average risk free interest rate	5.15%	4.92%	6.35%
Expected option lives	10 years	10 years	10 years
Net income (loss)
As reported	$1,125,056	$(485,777)	$(1,136,071)
Pro forma	$979,856	$(595,777)	$(1,280,801)

Basic earnings per share
As reported	$0.03	$(0.02)	$(0.06)
Pro forma	$0.03	$(0.02)	$(0.07)

Diluted earnings per share
As reported	$0.03	$(0.02)	$(0.06)
Pro forma	$0.02	$(0.02)	$(0.07)
The following table summarized the Option Plans:
	Shares	Weighted Average Price
Outstanding at April 30, 1999	5,679,300	0.77
Granted	4,260,000	0.08
Cancelled	(299,000)	0.51
Exercised	-	-
Outstanding at April 30, 2000	9,615,300	0.48
Granted	2,835,000	0.09
Cancelled	(705,000)	0.36
Exercised	-	-
Outstanding at April 30, 2001	11,745,300	0.48
Granted	1,945,000.17
Canceled	(541,000)	.09
Exercised	-	-
Outstanding at April 30, 2002	13,149,300.40
Options available for future issuance	8,711,500	(1)

(1) Options are granted under these plans at exercise prices equal to fair market value at the date of grant.

8. COMMITMENTS:

Lease Commitments

The Company leases space under operating leases with initial terms of three (3) years. Total rental expense incurred for the years ended April 30, 2002, 2001 and 2000, was $146,000, $139,000 and $259,000, respectively.

Minimum lease commitments under noncancellable operating leases for the next five (5) years are as follows:

Year Ending Apr-30	Amount
2003	$95,099
2004	33,328
2005	31,431
2006	-
2007	-
Thereafter	-

9. CONTINGENCIES:

The Company is involved in various lawsuits incidental to its business. Management believes the ultimate liability, if any, will not have an adverse effect on the Company's financial position or results of operations.

Due to the Company's financial condition, and the need to reduce expenses, the board of directors approved the elimination of product liability insurance in August, 1989.

10. RELATED-PARTY TRANSACTIONS:

During fiscal 2002, 2001 and 2000, the Company expensed consulting fees of approximately $188,500, $197,000, and $172,324 respectively to board members and board member's consulting companies for business consulting services

11. 401(K) SAVINGS PLAN

The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least one year of service are eligible to participate in the plan. Employees may contribute up to twelve percent of their pre-tax covered compensation through salary deductions. The Company contributed 100 percent of every pre-tax dollar an employee contributes. Employees are 100 percent vested in the employer's contributions after five years of service. All employer contributions are tax deductible by the Company. The Company's matching contribution expense in 2002, 2001 and 2000 was approximately $108,512, $121,806 and $108,519 respectively.

12. COMMON SHARES USED IN EARNINGS PER SHARE CALCULATIONS:
The following table shows the amounts used in computing earnings per share and the effect on income and weighted average number of shares of potential dilutive common stock.
	2002	2001	2000
Earnings (losses) available for
Common shares	$ 1,125,056	$ (485,477)	$ (1,136,072)
	===========	===========	===========

Earnings (loss) per share -
Basic	$ 0.03	$ (0.02)	$ (0.06)
	===========	===========	===========
Diluted	$ 0.03	$ (0.02)	$ (0.06)
	===========	===========	===========
Weighted average number of common shares used in
Basic EPS	37,284,671	28,487,816	18,634,447
Options	5,723,000	-	-
	------------------	------------------	------------------
Weighted number of common shares and dilutive
potential common shares used in dilutive EPS	43,007,671	28,487,816	18,634,447
	===========	===========	===========
13. INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:
Industry Segmentation
The Company's operations have been classified into five segments in 2002, 2001 and 2000.

Aircraft Modifications - principally includes the modification of customer and company owned business-size aircraft from passenger to freighter configuration, addition of aerial photography capability, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault Falcon aircraft along with other specialized modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon"). Avcon also acquires, modifies and resells Aircraft, principally Learjets.

Avionics - principally includes the manufacture, sale and service of airborne electronic switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90 and the KC-10 aircraft, Transient Suppression Devices (TSD's) for fuel tank protection on Boeing and other Classic aircraft using a Honeywell fuel quantity indicating system ("FQIS"), airborne electronics upgrades for classic weapon control systems used on military aircraft and vehicles, and consulting services with airlines and equipment manufacturers regarding fuel system safety requirements. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona and the services through Butler National Corporation - Olathe, Kansas. ("Avionics", "Classic Aviation Products", "Safety Products", "Switching Units", or "WAI")

Gaming - principally includes business management services and advances to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. We provide these advances through our subsidiary, Butler National Service Corporation ("Management Services", "Gaming" "IGC" or "BNSC").

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
Year ended April 30, 2002
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated (b)
Net Sales	$952,317	$2,495,546	$2,831,197	$1,199,853	$1,425,000	$124,849	$9,028,762
Depreciation	0	1,407	95,891	16,498	0	54,378	168,174
Operating profit (loss) (a)	617,508	640,578	(259,502)	2,701	252,510	22,133	1,275,928
Capital Expenditures	42,759	4,298	40,448	0	0	21,848	109,353
including advances
Interest, net							(168,205)
Other income							17,333
Income before tax							1,125,056
Income taxes							-
Net loss							1,125,056
Identifiable assets	3,265,091	628,478	3,339,865	205,344	1,155,078	944,678	9,538,534
Year ended April 30, 2001
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated (b)
Net Sales	$437,041	$1,030,445	$3,288,669	$1,135,804	$-	$117,004	$6,008,963
Depreciation	-	21,846	95,475	28,983	-	54,272	200,576
Operating profit (loss) (a)	(51,408)	187,431	52,725	(9,644)	-	(516,618)	(337,514)
Capital Expenditures	81,282	-	-	14,516	-	-	95,798
Including advances
Interest, net							(230,608)
Other income							82,645
Loss before tax							(485,477)
operations
Income taxes							-
Net loss							(485,477)
Identifiable assets	3,973,157	470,610	3,435,781	167,713	1,467,771	1,091,582	10,606,614
Year ended April 30, 2000
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated (b)
Net Sales	$-	$274,335	$3,130,835	$1,118,081	$-	$83,558	$4,606,809
Depreciation	-	45,689	99,009	24,775	-	56,897	226,370
Operating profit (loss) (a)	-	(117,658)	(667,939)	(5,836)	-	(310,695)	(1,102,128)
Capital Expenditures	57,458	-	-	30,495	-	21,769	109,722
Including advances
Interest, net							(33,944)
Other income
Loss before taxes							(1,136,072)
Income taxes							-
Net loss							(1,136,072)
Identifiable assets	3,383,232	485,742	3,747,388	235,221	1,455,666	964,737	10,271,986
(a) Operating expenses not specifically identifiable are allocated based upon sales, costs of sales, square footage or other factors as considered appropriate.
(b) Segment of Temporaries had no activity in the three year period ended April 30, 2002.
Major Customers: Sales to major customers (10 percent or more of consolidated sales) were as follows:
	2002	2001	2000
Monitoring services (Plantation)	0%	14%	14%
Aircraft sales (Private corporation)	15.8%	0%	0%

14. Summary of Quarterly Financial Information (Unaudited): The following table sets forth selected unaudited financial information for each quarter of 2002 and 2001 (in thousands, except per share amounts)

2002	First	Second	Third	Fourth	Total
Revenue	$3,255	$2,666	$1,453	$1,655	$9,029
Operating Income (Loss)	576	635	57	8	1.276
Nonoperating Income (Expense)	(49)	(47)	(55)	0	(151)
Net Income (Loss)	527	588	2	8	1,125
Basic and Diluted Earnings (Loss) per Share	.02	.02	.00	00.03

2001	First	Second	Third	Fourth	Total
Revenue	$983	$1,324	$2,167	$1,535	$6,009
Operating Income (Loss)	(340)	(361)	111	252	(338)
Nonoperating Income (Expense)	(45)	(51)	(51)	(1)	(148)
Net Income (Loss)	(385)	(412)	60	251	(486)
Basic and Diluted Earnings (Loss) per Share	(.02)	(.02)	.00	.02	(.02)

SCHEDULE II

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED APRIL 30, 2002, 2001 AND 2000
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Description
Year ended April 30, 2002
Allowance for doubtful accounts	$11,700	$110,820	$-	$122,520
Reserve for inventory obsolescence	325,779	-	130,280	195,495
Reserve for Indian gaming development	2,718,928	-	0	2,718,928
Deferred interest (1)	230,000	-	57,000	173,000
Income tax valuation allowance	3,493,000	-	322,000	3,171,000

Year ended April 30, 2001
Allowance for doubtful accounts	$25,600	$-	$13,900	$11,700
Reserve for inventory obsolescence	308,133	17,646	-	325,779
Reserve for Indian gaming development	2,718,928	-	-	2,718,928
Deferred interest (1)	293,000	-	63,000	230,000
Income tax valuation allowance	3,205,000	288,000	-	3,493,000

Year ended April 30, 2000
Allowance for doubtful accounts	$68,886	$-	$42,386	$25,600
Reserve for inventory obsolescence	74,562	233,571	-	308,133
Reserve for loss on note receivable	27,327	-	27,327	-
Reserve for Indian gaming development	2,718,928	-	-	2,718,928
Deferred interest (1)	351,000	-	58,000	293,000
Income tax valuation allowance	3,159,000	46,000	-	3,205,000

(1) Interest to be paid as part of the note payable on discontinued operations.