Form 10-Q
period 2002-07-31
BUTLER NATIONAL CORP
filed 2002-09-13
CIK 15847

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended July 31, 2002
Transition Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 (No Fee Required)
For the quarter ended July 31, 2002
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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 11, 2002 was 37,921,582 shares.

BUTLER NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS	7/31/02	4/30/02	LIABILITIES AND SHAREHOLDERS' EQUITY	7/31/02	4/30/02
	unaudited	audited		unaudited	Audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$200,155	$357,149	Bank overdraft payable	$91,127	$102,463
Accounts receivable, net of allowance for	420,968	378,714	Promissory notes payable	542,873	268,049
doubtful accounts of $56,885 at July 31 and			Current maturities of long-term debt and capital lease	1,137,304	1,159,178
$122,520 at April 30, 2002			obligations
Note receivable from Indian Gaming Developments	744,285	744,285	Accounts payable	395,191	430,636
			Accrued liabilities -
Inventories -			Compensation and compensated absences	286,466	294,676
Raw materials	1,835,242	1,794,512	Other	129,306	94,992
Work in process	360,966	225,480		--------------	--------------
Finished goods	45,582	57,066	Total current liabilities	2,582,267	2,349,994
Aircraft	1,171,110	1,155,079
	--------------	--------------
	3,412,900	3,232,137	LONG-TERM DEBT, AND CAPITAL LEASE NET	1,410,090	1,635,234
			OF CURRENT MATURITIES
Prepaid expenses and other current assets	42,358	39,023
	--------------	--------------		--------------	--------------
Total current assets	4,820,666	4,751,308	Total liabilities	3,992,357	3,985,228

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	948,089	948,089	Preferred stock, par value $5
Machinery and equipment	1,212,469	1,211,361	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	626,836	624,189	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
Total cost	2,791,643	2,787,888	no shares issued and outstanding	-	-
			$1,000 Class B, 6%, convertible cumulative,
Accumulated depreciation	(1,772,597)	(1,758,222)	liquidation and redemption value $1,000
	--------------	--------------	no shares issued and outstanding	-	-
	1,019,046	1,029,666	Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	1,285,874	1,285,874	Authorized 100,000,000 shares
			issued and outstanding 38,521,582 shares at
INDIAN GAMING:			at July 31 and 38,521,582 at April 30, 2002	385,216	385,216
Note receivable from Indian Gaming	217,463	422,551
Advances for Indian Gaming Developments	1,910,155	1,904,135
(net of reserves of $2,718,928)			Capital contributed in excess of par	10,060,605	10,060,605
	--------------	--------------
Total Indian Gaming	2,127,618	2,326,686	Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
OTHER ASSETS	145,000	145,000	Retained deficit (deficit of $11,938,813 eliminated	(4,307,974)	(4,160,515)
			October 31, 1992)	--------------	--------------
			Total shareholders' equity	5,405,847	5,553,306
	--------------	--------------		--------------	--------------
Total assets	$9,398,204	$9,538,534	Total liabilities and shareholders' equity	$9,398,204	$9,538,534
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	THREE MONTHS ENDED
	July 31,
	2002	2001
	(unaudited)	(unaudited)

NET SALES	$1,175,490	$3,254,990
COST OF SALES	743,132	2,192,562
	---------------	---------------
	432,358	1,062,428

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	551,046	486,529
	---------------	---------------
OPERATING INCOME (LOSS)	(118,688)	575,899
Other income (expense):
Interest expense	(47,743)	(89,975)
Interest revenue	18,959	42,958
Other	14	3,435
	---------------	---------------
Other expense	(28,770)	(43,582)

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION	(147,458)	532,317
FOR INCOME TAXES
PROVISION FOR INCOME TAXES	-	5,000
	---------------	---------------
Net income (loss)	$(147,458)	$527,317
	=========	=========

BASIC EARNINGS (LOSS) PER COMMON SHARE:	$.00	$0.02
	=========	=========
Shares used in per share calculation	37,445,559	31,337,597

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$.00	$0.02
	=========	=========
Shares used in per share calculation	37,445,559	31,337,597

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	THREE MONTHS ENDED
	July 31,
	2002	2001
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(147,458)	$527,317
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	14,375	41,111
Other	-	5,000

Changes in assets and liabilities:
Accounts receivable	(42,254)	(1,261,242)
Inventories	(180,763)	1,190,191
Prepaid expenses and other current assets	(3,335)	5,858
Accounts payable	(46,782)	(173,021)
Customer deposits	-	(167,500)
Accrued liabilities	26,104	12,806
	--------------	--------------
Cash provided by (used in) operations	(380,113)	180,520
	--------------	--------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(3,756)	(7,741)
Indian Gaming Developments	199,069	174,303
Supplemental Type Certificates	-	(10,520)
	--------------	--------------
Cash provided by (used in) investing activities	195,313	156,042
	--------------	--------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under promissory note	224,824	272,881
Repayments of long-term debt and lease obligations	(197,018)	(625,133)
	--------------	--------------
Cash provided by (used in) financing activities	27,806	(352,252)
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	(156,994)	(15,690)

CASH, beginning of period	357,149	108,071
	--------------	--------------
CASH, end of period	$200,155	$92,381
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$15,251	$89,975
Income taxes paid	-	-

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2002. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2002 are not indicative of the results of operations that may be expected for the year ending April 30, 2003.

Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.

2. Indian Gaming: The Company is advancing funds for the establishment of Indian gaming. These funds have been capitalized in accordance with Statements of Financial Accounting Standards (SFAS) 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Such standard requires costs associated with the acquisition, development, and construction of real estate and real estate related projects to be capitalized as part of that project. The realization of these advances is predicated on the ability of the Company and their Indian gaming clients to successfully open and operate the proposed casinos. There is no assurance that the Company will be successful. The inability of the Company to recover these advances could have a material adverse effect on the Company's financial position and results of operations.

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

Reserves are recorded for Indian Gaming Development costs that cannot be determined whether reimbursement from the Tribes will occur. We have agreements with the Tribes to be reimbursed for all costs incurred to develop gaming when the facilities are constructed and opened. Because the Stables represents the only operations opened, there is uncertainty as to whether reimbursement on all remaining costs that have been reserved will occur. It is the Company's policy therefore, to reduce the respective reserves as reimbursement from the Tribes is collected.

The Company has capitalized approximately $1,910,155 and $1,904,135 at July 31, 2002 and April 30, 2002 respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

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

4. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options, convertible preferred, and convertible debentures have been considered in the dilutive earnings per share calculation, but not used in 2003 because they are anti-dilutive.

5. Research and Development: The Company charges to operations research and development costs. The amount charged in the quarters ended July 31, 2002 and 2001 were approximately $304,340 and $208,000 respectively.

The rest of this page intentionally left blank
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

First quarter fiscal 2003 compared to first quarter fiscal 2002
The Company's sales for the three months ended July 31, 2002 were $1,175,490 compared to $3,254,990 for the three months ended July 31, 2001, a decrease of (64%).

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment decreased $359,754 (46.6%) from $771,567 in the first quarter of the prior fiscal year to $411,813 in the current first quarter of fiscal 2003. First quarter operating loss was $176,297 in fiscal 2003 compared to a profit of $255,021 in fiscal 2002 attributed to the sale of modified aircraft. Emphasis is placed on the purchase, modify and resale aircraft product line to increase market share of all modification products.

Avionics: Sales from the Avionics business segment were $111,482 for the three months ended July 31, 2002 compared to $588,718 in the comparable period of the preceding year, a decrease of (81%). The decrease resulted from decreased sales of aviation safety products. However we expect an increase in avionic sales during the second and third quarters. Operating loss for the three months ended July 31, 2002, were $102,676 compared to a profit of $304,661 for the three months ended July 31, 2001. Management expects this business segment to continue to increase in future years due to the additional new TSD Products.

SCADA Systems and Monitoring Services: Sales from the Scada Systems and Monitoring Services business segment for the three months ended July 31, 2002 were $304,411 compared to sales of $296,893 for the comparable period of the prior year an increase of (2.6%). Operating profit for the three months was $27,984 compared to $27,870 for the three months ended July 31, 2001.

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

Management Services: Management consulting and professional services sales for the three months ended July 31, 2002 were $347,784 compared to $172,813 in the comparable period of the preceding year, an increase of (101%).

Selling, General and Administrative (SG&A): Expenses in the three months ended July 31, 2002, were $551,046 or (47%) of sales compared to $486,529 or (15%) of sales for the three months ended July 31, 2001, an increase of $64,517 or 13.3%.

Other Income (Expense): Other income (expense) is income of $18,973 in the quarter ended July 31, 2002, versus of $46,393 in the quarter ended July 31, 2001.

Interest expense for the three months ended July 31, 2002, decreased $42,231 from $89,975 in the first quarter of the prior year to $47,743. The Company continues to use its line of credit to maintain operations.

Indian Gaming Management (a division of Butler National Corporation): This segment received $18,959 in interest income and incurred minimal expenses during the current quarter.

The Company employed 54 at July 31, 2002, and 53 at July 31, 2001.

EARNINGS

The Company recorded a loss of $147,458 in the three months ended July 31, 2002. This is comparable to a profit of $527,317 in the three months ended July 31, 2001. Income (Loss) per share is $0.00 and $0.02 for the three months ending July 31, 2002, and July 31, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $392,874 at July 31, 2002, and was $421,471 at July 31, 2001.

The Company's unused line of credit was approximately $107,126 as of July 31, 2002 and approximately $78,529 as of July 31, 2001. The interest rate on the Company's line of credit is prime plus two, as of September 11, 2002, the interest rate is 7.0%.

The Company plans to continue using the ninety day promissory notes payable to fund working capital. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 2003. The renewals of the promissory notes payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

The Company does not, as of July 31, 2002 have any material commitments for other capital expenditures other than the terms of the Indian gaming Management Agreements. Depending upon the development schedules, the Company will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available as well as additional funds, for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

The Company was initially listed in the national over-the-counter market in 1969, under the symbol "BUTL". Effective June 8, 1992, the symbol was changed to "BLNL". On February 24, 1994, it was listed on the NASDAQ small cap market under the symbol "BUKS". The Company's common stock was delisted from the small cap category effective January 1, 1999, and is now listed in the over-the-counter (OTCBB) category. Approximately fifteen (15) market makers offer and trade the stock. NASDAQ is considering a change from the over-the-counter listing system to the Bulletin Board Exchange (BBX) system. The new system may cause a change in our symbol.

FORWARD LOOKING INFORMATION

The information set forth below includes "forward-looking" information as outlined in the Private Securities Litigation Reform Act of 1995. The Cautionary Statements, filed by the Company as Exhibit 99 to its Form 10-K, are incorporated herein by reference and you are specifically referred to such Cautionary Statements for a discussion of factors which could affect the Company's operations and forward-looking statements contained herein.

PART II. OTHER INFORMATION Responses to items 1, 3, and 5 are omitted since these items are either inapplicable or the response thereto would be negative.
Item 2	Changes in Securities None
Item 4	Submission of Matters to Vote of Security Holders None
Item 6	Exhibits and reports on Form 8-K. (A) Exhibits.
3.1 Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of the Company's Form DEF 14A filed on December 26, 2001.
3.2 Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of the Company's Form DEF 14A filed on December 26, 2001.
99 Exhibit Number 99.

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2002.

27.1 Financial Data Schedule (EDGAR version only). Filed herewith.
The Company agrees to file with the Commission any agreement or instrument not filed as an exhibit upon the request of the Commission.

(B) Reports on Form 8-K.
The Company reported June 12, 2002 on Form 8-K under Item 5 that they issued a press release regarding the announcement of Butler National Corporation being awarded the 2002 Kansas Governor's Exporter of the Year Award.

The Company reported on July 30, 2002 on Form 8-K under Item 5 that they issued a press release regarding the filing of Butler National Corporation's annual report on Form 10-K with the Securities and Exchange Commission for the period ending April 30, 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
September 11, 2002 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
September 11, 2002 Date	/S/ Angela D. Seba Angela D. Seba (Chief Financial Officer)