Form 10-Q
period 2002-10-31
BUTLER NATIONAL CORP
filed 2002-12-10
CIK 15847

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended October 31, 2002
Transition Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 (No Fee Required)
For the quarter ended October 31, 2002
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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 6, 2002 was 37,921,582 shares.

BUTLER NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS	10/31/02	4/30/02	LIABILITIES AND SHAREHOLDERS' EQUITY	10/31/02	4/30/02
	unaudited	audited		unaudited	Audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$164,884	$357,149	Bank overdraft payable	$50,406	$102,463
Accounts receivable, net of allowance for	648,558	378,714	Promissory notes payable	530,020	268,049
doubtful accounts of $6,885 at Oct. 31 and			Current maturities of long-term debt and capital lease	1,235,348	1,159,178
$122,520 at April 30, 2002			obligations
Note receivable from Indian Gaming Developments	744,285	744,285	Accounts payable	413,896	430,636
			Accrued liabilities -
Inventories -			Compensation and compensated absences	287,633	294,676
Raw materials	1,847,062	1,794,512	Other	164,766	94,992
Work in process	337,683	225,480		--------------	--------------
Finished goods	43,376	57,066	Total current liabilities	2,682,069	2,349,994
Aircraft	1,176,048	1,155,079
	--------------	--------------
	3,404,169	3,232,137	LONG-TERM DEBT, AND CAPITAL LEASE NET	1,227,926	1,635,234
			OF CURRENT MATURITIES
Prepaid expenses and other current assets	40,276	39,023
	--------------	--------------		--------------	--------------
Total current assets	5,002,172	4,751,308	Total liabilities	3,909,995	3,985,228

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	948,089	948,089	Preferred stock, par value $5
Machinery and equipment	1,211,261	1,211,361	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	631,010	624,189	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
Total cost	2,794,609	2,787,888	no shares issued and outstanding	-	-
			$1,000 Class B, 6%, convertible cumulative,
Accumulated depreciation	(1,802,877)	(1,758,222)	liquidation and redemption value $1,000
	--------------	--------------	no shares issued and outstanding	-	-
	991,732	1,029,666	Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	1,285,874	1,285,874	Authorized 100,000,000 shares
			issued and outstanding 38,521,582 shares at
INDIAN GAMING:			at Oct. 31 and 38,521,582 at April 30, 2002	385,216	385,216
Note receivable from Indian Gaming	9,070	422,551
Advances for Indian Gaming Developments	1,936,248	1,904,135
(net of reserves of $2,718,928)			Capital contributed in excess of par	10,060,605	10,060,605
	--------------	--------------
Total Indian Gaming	1,945,318	2,326,686	Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
OTHER ASSETS	145,000	145,000	Retained deficit	(4,253,720)	(4,160,515)
				--------------	--------------
			Total shareholders' equity	5,460,101	5,553,306
	--------------	--------------		--------------	--------------
Total assets	$9,370,096	$9,538,534	Total liabilities and shareholders' equity	$9,370,096	$9,538,534
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	THREE MONTHS ENDED
	Oct. 31,
	2002	2001
	(unaudited)	(unaudited)

NET SALES	$1,598,063	$2,665,724
COST OF SALES	902,031	1,198,088
	---------------	---------------
	696,032	1,467,636

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	608,431	832,775
	---------------	---------------
OPERATING INCOME (LOSS)	87,601	634,861
Other income (expense):
Interest expense	(48,777)	(90,991)
Interest revenue	15,403	34,746
Other	27	13,944
	---------------	---------------
Other expense	(33,347)	(42,301)

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION	54,254	592,560
FOR INCOME TAXES
PROVISION FOR INCOME TAXES	-	5,000
	---------------	---------------
Net income (loss)	$54,254	$587,560
	=========	=========

BASIC EARNINGS (LOSS) PER COMMON SHARE:	$.00	$0.02
	=========	=========
Shares used in per share calculation	37,605,053	32,899,346

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$.00	$0.02
	=========	=========
Shares used in per share calculation	43,328,053	32,899,346

The accompanying notes are an integral part of these statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	SIX MONTHS ENDED
	Oct. 31,
	2002	2001
	(unaudited)	(unaudited)

NET SALES	$2,773,553	$5,920,714
COST OF SALES	1,645,163	3,390,650
	---------------	---------------
	1,128,390	2,530,064

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,159,477	1,319,304
	---------------	---------------
OPERATING INCOME (LOSS)	(31,087)	1,210,760
Other income (expense):
Interest expense	(96,521)	(180,966)
Interest revenue	34,362	77,704
Other	41	17,379
	---------------	---------------
Other expense	(62,118)	(85,883)

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION	(93,205)	1,124,877
FOR INCOME TAXES
PROVISION FOR INCOME TAXES	-	10,000
	---------------	---------------
Net income (loss)	$(93,205)	$1,114,877
	=========	=========

BASIC EARNINGS (LOSS) PER COMMON SHARE:	$(.00)	$0.03
	=========	=========
Shares used in per share calculation	37,605,053	32,899,346

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(.00)	$0.03
	=========	=========
Shares used in per share calculation	37,605,053	32,899,346

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	SIX MONTHS ENDED
	Oct. 31,
	2002	2001
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(93,205)	$1,114,876
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	44,655	82,102
Other	-	10,000

Changes in assets and liabilities:
Accounts receivable	(269,843)	(164,427)
Inventories	(172,033)	556,428
Prepaid expenses and other current assets	(1,253)	4,554
Accounts payable	(68,798)	(438,898)
Customer deposits	-	(167,530)
Accrued liabilities	62,730	209,106
	--------------	--------------
Cash provided by (used in) operations	(497,747)	1,206,212
	--------------	--------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(6,721)	(20,077)
Indian Gaming Developments	381,369	361,799
Supplemental Type Certificates	-	(10,520)
	--------------	--------------
Cash provided by (used in) investing activities	374,648	331,202
	--------------	--------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under promissory note	211,971	(21,817)
Proceeds from long-term debt	-	751,000
Repayments of long-term debt and lease obligations	(281,138)	(2,162,103)
	--------------	--------------
Cash provided by (used in) financing activities	(69,167)	(1,432,920)
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	(192,265)	104,494

CASH, beginning of period	357,149	108,071
	--------------	--------------
CASH, end of period	$164,884	$212,565
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$96,521	$180,966
Income taxes paid	-	-

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2002. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and six months ended October 31, 2002 are not indicative of the results of operations that may be expected for the year ending April 30, 2003.

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

The Company has capitalized approximately $1,936,248 and $1,904,135 at October 31, 2002 and April 30, 2002 respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

3. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options, convertible preferred, and convertible debentures have been considered in the dilutive earnings per share calculation, but not used in 2003 because they are anti-dilutive.

4. Research and Development: The Company charges to operations research and development costs. The amount charged in the quarters ended October 31, 2002 and 2001 were approximately $290,808 and $150,000 respectively. The amount charged for the six months ended October 31, 2002 and 2001 were $595,148 and $358,000 respectively.

The rest of this page intentionally left blank
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

First half fiscal 2003 compared to first half fiscal 2002
The Company's sales for the six months ended October 31, 2002 were $2,773,553 compared to $5,920,714 for the six months ended October 31, 2001, a decrease of (53%).

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment decreased $148,580 (11.9%) from $1,251,000 in the first half of the prior fiscal year to $1,102,420 in the current first half of fiscal 2003. Modified Aircraft sales were $1,425,000 in the first quarter of fiscal 2002. Second quarter operating income was $43,735 in fiscal 2003 compared to a loss of $46,550 in fiscal 2002. The 2002 loss was attributed to the depressed economic conditions resulting from the September 11, 2001 events. Modifications is developing STC's for RVSM (Reduced Vertical Separation Minimums) compliance for the Learjet Series 20 aircraft. RVSM will be required for all flights at the high altitudes by 2004.

Avionics: Sales from the Avionics business segment were $446,077 for the six months ended October 31, 2002 compared to $2,298,621 in the comparable period of the preceding year, a decrease of (80%). The decrease resulted from decreased sales of aviation safety products. However we expect an increase in avionic sales during the third and fourth quarters. Operating loss for the six months ended October 31, 2002, were $(54,835) compared to a profit of $1,460,480 for the six months ended October 31, 2001. Defense and Military related Classic Avionics products are being designed, manufactured and sold to military aircraft manufacturers. Management expects this business segment to continue to increase in future years due to the additional new Classic Aviation Products.

SCADA Systems and Monitoring Services: Sales from the Scada Systems and Monitoring Services business segment for the six months ended October 31, 2002 were $583,452 compared to sales of $575,650 for the comparable period of the prior year an increase of (1.4%). Operating profit for the six months was $139,839 compared to $145,639 for the six months ended October 31, 2001. The Company believes the service business of this segment will continue to grow at a moderate rate. This segment has experienced general increases over the past few years and the Company expects this trend to continue.

Temporary Services: BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas and Missouri. Currently, this Company is inactive. BTS plans to provide contract staffing for the Princess Maria.

Management Services: Management consulting and professional services sales for the six months ended October 31, 2002 were $556,052 compared to $324,406 in the comparable period of the preceding year, an increase of (71.4%).

Selling, General and Administrative (SG&A): Expenses in the six months ended October 31, 2002, were $1,159,477 or (42%) of sales compared to $1,319,304 or (22%) of sales for the six months ended October 31, 2001, a decrease of $159,827 or 12%.

Other Income (Expense): Other income (expense) is income of $33,347 in the quarter ended October 31, 2002, versus of $42,302 in the quarter ended October 31, 2001.

Interest expense for the six months ended October 31, 2002, decreased $132,189 from $180,966 in the first half of the prior year to $48,777. The Company continues to use its line of credit to maintain operations.

Indian Gaming Management (a division of Butler National Corporation): This segment received $7,667 in interest income and incurred minimal expenses during the current quarter.

The Company employed 54 at October 31, 2002, and 55 at October 31, 2001.

EARNINGS

The Company recorded a loss of $93,205 in the six months ended October 31, 2002. This is comparable to a profit of $1,124,876 in the six months ended October 31, 2001. Income (Loss) per share is $(0.00) and $0.03 for the six months ending October 31, 2002, and October 31, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $380,020 at October 31, 2002, and was $362,773 at October 31, 2001.

The Company's unused line of credit was approximately $119,980 as of October 31, 2002 and approximately $137,227 as of October 31, 2001. The interest rate on the Company's line of credit is prime plus two, as of December 6, 2002, the interest rate is 7.0%.

The Company plans to continue using the promissory notes payable to fund working capital. The promissory notes have been extended from ninety to one hundred eighty days. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 2003. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

The Company does not, as of October 31, 2002 have any material commitments for other capital expenditures other than the terms of the Indian gaming Management Agreements. Depending upon the development schedules, the Company will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available as well as additional funds, for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

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

(B) Reports on Form 8-K.
The Company reported on September 19, 2002 on Form 8-K under Item 5 that they issued a press release regarding the filing of Butler National Corporation's quarterly report on Form 10-Q with the Securities and Exchange Commission for the period ending July 31, 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
December 6, 2002 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
December 6, 2002 Date	/S/ Angela D. Seba Angela D. Seba (Chief Financial Officer)