Form 10-Q
period 2003-01-31
BUTLER NATIONAL CORP
filed 2003-03-17
CIK 15847

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended January 31, 2003
Transition Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 (No Fee Required)
For the quarter ended January 31, 2003
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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 13, 2003 was 37,921,582 shares.

BUTLER NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS	01/31/03	4/30/02	LIABILITIES AND SHAREHOLDERS' EQUITY	01/31/03	4/30/02
	unaudited	audited		unaudited	Audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$526,202	$357,149	Bank overdraft payable	$160,755	$102,463
Accounts receivable, net of allowance for	483,636	378,714	Promissory notes payable	516,887	268,049
doubtful accounts of $6,885 at Jan. 31 and			Current maturities of long-term debt and capital lease	565,086	1,159,178
$122,520 at April 30, 2002			obligations
Note receivable from Indian Gaming Developments	541,105	744,285	Accounts payable	628,134	430,636
			Accrued liabilities -
Inventories -			Compensation and compensated absences	288,079	294,676
Raw materials	2,020,697	1,794,512	Other	190,130	94,992
Work in process	436,108	225,480		--------------	--------------
Finished goods	52,536	57,066	Total current liabilities	2,349,071	2,349,994
Aircraft	1,176,048	1,155,079
	--------------	--------------
	3,685,389	3,232,137	LONG-TERM DEBT, AND CAPITAL LEASE NET	1,670,339	1,635,234
			OF CURRENT MATURITIES
Prepaid expenses and other current assets	31,398	39,023
	--------------	--------------		--------------	--------------
Total current assets	5,267,730	4,751,308	Total liabilities	4,019,410	3,985,228

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	948,089	948,089	Preferred stock, par value $5
Machinery and equipment	1,219,210	1,211,361	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	632,987	624,189	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
Total cost	2,804,535	2,787,888	no shares issued and outstanding	-	-
			$1,000 Class B, 6%, convertible cumulative,
Accumulated depreciation	(1,833,004)	(1,758,222)	liquidation and redemption value $1,000
	--------------	--------------	no shares issued and outstanding	-	-
	971,531	1,029,666	Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	1,285,874	1,285,874	Authorized 100,000,000 shares
			issued and outstanding 38,521,582 shares at
INDIAN GAMING:			at Jan. 31 and 38,521,582 at April 30, 2002	385,216	385,216
Note receivable from Indian Gaming	-	422,551
Advances for Indian Gaming Developments	1,948,966	1,904,135
(net of reserves of $2,718,928)			Capital contributed in excess of par	10,060,605	10,060,605
	--------------	--------------
Total Indian Gaming	1,948,966	2,326,686	Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
OTHER ASSETS	145,000	145,000	Retained deficit	(4,114,130)	(4,160,515)
				--------------	--------------
			Total shareholders' equity	5,599,691	5,553,306
	--------------	--------------		--------------	--------------
Total assets	$9,619,101	$9,538,534	Total liabilities and shareholders' equity	$9,619,101	$9,538,534
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	THREE MONTHS ENDED
	Jan. 31,
	2003	2002
	(unaudited)	(unaudited)

NET SALES	$1,805,995	$1,453,272
COST OF SALES	987,258	974,018
	---------------	---------------
	818,737	479,254

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	652,719	421,669
	---------------	---------------
OPERATING INCOME (LOSS)	166,018	57,585
OTHER INCOME (EXPENSE):
Interest expense	(37,361)	(81,214)
Interest revenue	11,510	26,005
Other	(577)	4
	---------------	---------------
Other expense	(26,428)	(55,205)

INCOME FROM OPERATIONS BEFORE PROVISION	139,590	2,379
FOR INCOME TAXES
PROVISION FOR INCOME TAXES	-	950
	---------------	---------------
NET INCOME	$139,590	$1,429
	=========	=========

BASIC EARNINGS PER COMMON SHARE:	$0.00	$0.00
	=========	=========
Shares used in per share calculation	37,765,941	35,120,594

DILUTED EARNINGS PER COMMON SHARE	$0.00	$0.00
	=========	=========
Shares used in per share calculation	45,034,763	35,120,594

The accompanying notes are an integral part of these statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	NINE MONTHS ENDED
	Jan. 31,
	2003	2002
	(unaudited)	(unaudited)

NET SALES	$4,579,549	$7,373,985
COST OF SALES	2,632,422	4,364,668
	---------------	---------------
	1,947,127	3,009,317

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,812,196	1,740,974
	---------------	---------------
OPERATING INCOME (LOSS)	134,931	1,268,343
OTHER INCOME (EXPENSE):
Interest expense	(133,882)	(262,180)
Interest revenue	45,872	103,708
Other	(536)	17,383
	---------------	---------------
Other expense	(88,546)	(141,089)

INCOME FROM OPERATIONS BEFORE PROVISION	46,385	1,127,255
FOR INCOME TAXES
PROVISION FOR INCOME TAXES	-	11,000
	---------------	---------------
NET INCOME	$46,385	$1,116,255
	=========	=========

BASIC EARNINGS PER COMMON SHARE:	$0.00	$0.03
	=========	=========
Shares used in per share calculation	37,765,941	35,120,594

DILUTED EARNINGS PER COMMON SHARE	$0.00	$0.03
	=========	=========
Shares used in per share calculation	45,034,763	35,120,594

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	NINE MONTHS ENDED
	Jan. 31,
	2003	2002
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$46,385	$1,116,205
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	74,782	126,402
Other	-	11,000

Changes in assets and liabilities:
Accounts receivable	(104,922)	417,856
Inventories	(453,252)	555,546
Prepaid expenses and other current assets	7,625	5,927
Other assets and other	-	(2,555)
Accounts payable	255,789	(661,441)
Customer deposits	-	(167,530)
Accrued liabilities	88,541	188,584
	--------------	--------------
Cash provided by (used in) operations	(85,052)	1,589,994
	--------------	--------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(16,647)	(53,762)
Indian Gaming Developments	580,900	544,356
Supplemental Type Certificates	-	(10,520)
	--------------	--------------
Cash provided by (used in) investing activities	564,253	480,074
	--------------	--------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under promissory note	198,838	116,367
Proceeds from long-term debt	-	751,000
Repayments of long-term debt and lease obligations	(508,986)	(2,369,424)
	--------------	--------------
Cash provided by (used in) financing activities	(310,148)	(1,502,057)
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	169,053	568,011

CASH, beginning of period	357,149	108,071
	--------------	--------------
CASH, end of period	$526,202	$676,082
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$133,882	$262,180
Income taxes paid	-	-

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2002. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and nine months ended January 31, 2003 are not indicative of the results of operations that may be expected for the year ending April 30, 2003.

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

The Company has capitalized approximately $1,948,966 and $1,904,135 at January 31, 2003 and April 30, 2002 respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

3. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options, convertible preferred, and convertible debentures have been considered in the dilutive earnings per share calculation, but not used in 2003 because they are anti-dilutive.

4. Research and Development: The Company charges to operations research and development costs. The amount charged in the quarters ended January 31, 2003 and 2002 were approximately $255,516 and $328,000 respectively. The amount charged for the nine months ended January 31, 2003 and 2002 were $863,402 and $686,000 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

Third quarter fiscal 2003 compared to third quarter fiscal 2002
The Company's sales for the nine months ended January 31, 2003 were $4,579,549 compared to $7,373,985 for the nine months ended January 31, 2002, a decrease of (38%).

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment increased $53,204 (1.7%) from $1,705,606 in the nine months of the prior fiscal year to $1,758,810 in the first nine months of fiscal 2003. Modified Aircraft sales were $1,425,000 in the first quarter of fiscal 2002. Third quarter operating income was $167,179 in fiscal 2003 compared to a loss of $61,980 in fiscal 2002. The 2002 loss was attributed to the depressed economic conditions resulting from the September 11, 2001 events. Modifications is developing STC's for RVSM (Reduced Vertical Separation Minimums) compliance for the Learjet Series 20 aircraft. RVSM will be required for all flights at the high altitudes by 2004.

Avionics: Sales from the Avionics business segment were $968,085 for the nine months ended January 31, 2003 compared to $2,675,372 in the comparable period of the preceding year, a decrease of (64%). The decrease resulted from decreased sales of aviation safety products. Operating income for the nine months ended January 31, 2003, was $137,367 compared to a profit of $1,577,729 for the nine months ended January 31, 2002. Defense and Military related Classic Avionics products are being designed, manufactured and sold to military aircraft manufacturers. Sales to date are slightly over $300,000. Management expects this business segment to continue to increase in future years due to the additional new Classic Aviation Products.

SCADA Systems and Monitoring Services: Sales from the Scada Systems and Monitoring Services business segment for the nine months ended January 31, 2003 were $836,945 compared to sales of $902,330 for the comparable period of the prior year a decrease of (7.2%). Operating profit for the nine months was $359,118 compared to $381,945 for the nine months ended October 31, 2002. The Company believes the service business of this segment will continue to grow at a moderate rate.

Temporary Services: BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas and Missouri. Currently, this Company is inactive. BTS plans to provide contract staffing for the Princess Maria.

Management Services: Management consulting and professional services sales for the nine months ended January 31, 2003 were $228,169 compared to $341,887 in the comparable period of the preceding year, a decrease of (33%).

Selling, General and Administrative (SG&A): Expenses in the nine months ended January 31, 2003, were $1,812,196 or (40%) of sales compared to $1,740,974 or (41%) of sales for the nine months ended January 31, 2002, an increase of $71,222 or 4%.

Other Income (Expense): Other income (expense) is expense of $577 in the quarter ended January 31, 2003, versus of $4 in the quarter ended January 31, 2002.

Interest expense for the nine months ended January 31, 2003, decreased $128,298 from $262,180 in the first nine months of the prior year to $133,882. The Company continues to use its line of credit to maintain operations.

Indian Gaming Management (a division of Butler National Corporation): This segment received $5,724 in net interest income and incurred minimal expenses during the current quarter.

The Company employed 55 at January 31, 2003, and 57 at January 31, 2002.

EARNINGS

The Company recorded income of $46,385 in the nine months ended January 31, 2003. This is comparable to a profit of $1,116,255 in the nine months ended January 31, 2002. Income (Loss) per share is $0.00 and $0.03 for the nine months ending January 31, 2003, and January 31, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $366,887 at January 31, 2003, and was $414,957 at January 31, 2002.

The Company's unused line of credit was approximately $133,113 as of January 31, 2003 and approximately $85,043 as of January 31, 2002. The interest rate on the Company's line of credit is prime plus two, as of March 13, 2003, the interest rate is 7.0%.

The Company plans to continue using the promissory notes payable to fund working capital. The promissory notes range from one hundred eight to three hundred sixty five days. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 2003. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

The Company does not, as of January 31, 2003 have any material commitments for other capital expenditures other than the terms of the Indian gaming Management Agreements. Depending upon the development schedules, the Company will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available as well as additional funds, for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

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
Item 2	Changes in Securities None
Item 4	Submission of Matters to Vote of Security Holders The Company held the annual meeting of shareholders on January 28, 2003. The following items were submitted to and approved by the shareholders.

Election of Directors: Randal W. Wagoner, Clark D. Stewart, William E. Logan, William A. Griffith and David B. Hayden

The ratification of the selection of Weaver & Martin LLC as auditors for the fiscal year ending April 30, 2003

Item 6	Exhibits and reports on Form 8-K. (A) Exhibits.
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

(B) Reports on Form 8-K.
The Company reported on November 22, 2002 on Form 8-K under Item 5, that they issued a press release regarding the announcement of an agreement with BIZJET International, a Lufthansa Technik Service Company, to jointly develop an RVSM solution for the Learjet 20 series aircraft.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
March 13, 2003 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
March 13, 2003 Date	/S/ Angela D. Seba Angela D. Seba (Chief Financial Officer)