Form 10-K
period 2003-04-30
BUTLER NATIONAL CORP
filed 2003-07-25
CIK 15847

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. ----------------------------------
FORM 10-K -----------------------------------
(Mark One) X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended April 30, 2003
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days: Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $7,268,715 at July 11, 2003, when the average bid and asked prices of such stock was $0.23.
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 11, 2003, was 38,739,147 shares.
DOCUMENTS INCORPORATED BY REFERENCE: NONE
This Form 10-K consists of 55 pages (including exhibits). The index to exhibits is set forth on pages 24-26.
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

Controls and Procedures

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

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

Avionics - principally includes the manufacture, sale and service of airborne electronic switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90 and the KC-10 aircraft, Transient Suppression Devices (TSD's) for fuel tank protection on Boeing and other Classic aircraft using a Honeywell fuel quantity indicating system ("FQIS"), airborne electronics upgrades for classic weapon control systems used on military aircraft and vehicles, and consulting services with airlines and equipment manufacturers regarding fuel system safety requirements. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona and the services through Butler National Corporation - Olathe, Kansas ("Avionics", "Classic Aviation Products", "Safety Products", "Switching Units", or "WAI").

Gaming - principally includes business management services and advances to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. We provide these advances through our subsidiary, Butler National Service Corporation ("Management Services", "Gaming" "IGC" or "BNSC").

SCADA (Supervisory Control and Data Acquisition) Systems and Monitoring Services - principally includes the monitoring of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector and related repair services. We provide these services through our subsidiary, Butler National Services, Inc. ("Monitoring Services" or "BNS").

Temporary Services - provides temporary employee services for corporate clients. We provide these services through our subsidiary, Butler Temporary Services, Inc. ("Temporary Services" or "BTS").

Professional Services - provides as a management service licensed architectural and structural engineering services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design, graphic representation, engineering and construction management.

Assets as of April 30, 2003 and Net Revenues for the year ended April 30, 2003.
Industry Segment	Assets	Revenue
Aircraft Modifications	50.7%	42.5%
Avionics	8.7%	16.3%
Gaming	27.6%	19.6%
Monitoring Services	2.2%	17.9%
Temporary Services	0.1%	0.0%
Professional Services	0.0%	3.7%
Corporate Office	10.7%	0.0%

Regulations

Regulation Under Federal Aviation Administration: The Company's Avionics and Modifications segments are subject to regulation by the Federal Aviation Administration ("FAA"). The Company manufactures products and parts under FAA Parts Manufacturing Authority (PMA) requiring qualification and traceability of all materials and vendors used by the Company. The Company makes aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA. The Company repairs aircraft parts pursuant to the authority granted by its FAA Authorized Repair Station. Violation of the FAA regulations could be detrimental to the Company's operation in these business segments.

Licensing and Regulation under Indian Law: Before commencing gaming operations (Class II or Class III) on Indian Land, the Company must obtain the approval of various regulatory entities. Gaming on Indian Land is extensively regulated by Federal, State and Tribal governments and authorities. Regulatory changes could limit or otherwise materially affect the types of gaming that may be conducted on Indian Land. All aspects of the Company's proposed business operations on Indian Lands are subject to approval, regulation and oversight by the Bureau of Indian Affairs ("BIA"), the Secretary of the United States Department of the Interior ("Secretary") and the National Indian Gaming Commission ("NIGC"). The Company's proposed management of Class III gaming operations in Kansas and Oklahoma are also subject to approval of a Class III Gaming Compact between the Indian Tribe and the States of Kansas and/or Oklahoma. Failure of the Company to comply with applicable laws or regulations, whether Federal, State or Tribal, could result in, among other things, the termination of any management agreements which would have a material adverse effect on the Company. Management agreement terms are also regulated by the IGRA, which restricts initial terms to five years and management fees to 30% of the net profits of the casino, except in certain circumstances where the term may be extended to seven years and the management fee increased to 40%. Management agreements with Indian Tribes will not be approved by the NIGC unless, among other things, background checks of the directors and officers of the manager and its ten largest holders of capital stock have been satisfactorily completed. The Company will also be required to comply with background checks as specified in Tribal-State Compacts before it can manage gaming operations on Indian Land. Background checks by the NIGC may take up to 180 days, and may be extended to 270 days by written notice to the Indian Tribe. There can be no assurance that the Company would be successful in obtaining the necessary regulatory approvals for its proposed gaming operations on a timely basis, or at all.

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

Financial Information about Industry Segments
Information with respect to the Company's industry segments are found at Note 12 of Notes to Consolidated Financial Statements for the year ended April 30, 2003, located herein at page 49.
Narrative Description of Business

Aircraft Modifications: Our subsidiary, Avcon, modifies business type aircraft in Newton, Kansas. The modifications include aircraft conversion from passenger to freighter configuration, addition of aerial photography capability, stability enhancing modifications for Learjets, and other special mission modifications. Avcon offers aerodynamic and stability improvement products for selected business jet aircraft. Avcon makes these modifications on Company owned aircraft for resale and customer owned aircraft.

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

Avcon owns over 250 STC's. When the STC is applicable to a multiple number of aircraft it is categorized as Multiple-Use STC. These multiple-use STC's are considered a major asset of the Company. Some of the Multiple-Use STC's include the Beechcraft Extended Door, Learjet AVCON FINS, Learjet Extended Tip Fuel Tanks, Learjet Weight Increase Package and Dassault Falcon 20 Cargo Door.

On May 3, 1996, Avcon received approval from the Federal Aviation Administration of a Supplemental Type Certificate ("STC") (no. ST00432WI) for its AVCON FIN Modification for installation on Learjet Model 35 and 36 Aircraft. FAA pilots thoroughly evaluated the test aircraft, and determined that the fins substantially increase the aerodynamic stability in all flight conditions. The AVCON FIN STC eliminates the operational requirement for Yaw Dampers which are otherwise required in both Learjet models to control adverse yaw tendencies in certain flight conditions, particularly during approach and landing. Learjets equipped with AVCON FINS exhibit the same aerodynamic stability and improved operating efficiency offered on newer Learjet models, while maintaining the outstanding range, speed and load-carrying capabilities that made the Learjet Models 35 and 36 among the most popular Business Jets ever produced. Mounted like the feathers of an arrow on the rear of the aircraft, Learjets equipped with AVCON FINS have a look much the same as the current production aircraft. This modification will give the Learjets produced in the 1970's and 1980's the look of the 21st century.

During fiscal year 2002, Avcon made application to the FAA for the approval of an STC for the Lear 20 RX MOD (including the fins, weight increase, and tip tank extensions) on the Learjet Model 24 and 25 aircraft. This project is pending the completion of the Lear 20 RVSM MOD. Completion of the Lear 20 RX MOD is expected in December 2003.

Effective January 2005, the FAA is requiring that all aircraft planning to operate between 29,000 and 41,000 feet within the United States air space be RVSM compliant. RVSM stands for Reduced Vertical Separation Minimums and means that in the future aircraft will be separated 1,000 feet vertically instead of the current 2,000 feet.

During fiscal year 2003, Avcon made application to the FAA for the approval of the Lear 20 RVSM MOD (including dual pitot tubes, dual digital altimeters, dual air data computers, autopilot refinements and a standby altimeter) for the Learjet 20 series aircraft. This RVSM package is expected to include the Learjet models 23, 24, 25, 28, and 29. Completion of the Lear 20 RVSM MOD is expected in September 2003. This is a joint development project with Bizjet of Tulsa, Oklahoma. Avcon will supply RVSM kits to Bizjet.

During fiscal 2002, Avcon received approval of its FAA Authorized Repair Station and is accepting inspection and airframe repair business. The focus of this repair station includes the Learjet model 20 and 30 series, Beechcraft King Air, Cessna turbine engine, Cessna multi-engine piston, and Dassault Falcon 20 aircraft. The Repair Station is a convenience for our customers bringing aircraft in for modification and for maintenance of aircraft purchased for modification and for maintenance of aircraft purchased for modification and resale. Avcon continues to provide maintenance services to its customers.

Aircraft - Acquisition, Modification and Sales: The Company through its Avcon subsidiary actively pursues and purchases airplanes, principally Learjets, modifies the planes and sells the planes directly to customers or receives a broker fee for finding a specific airplane. Also, the Company owned aircraft are sometimes used to prove the design of the STC during the FAA approval process. Upon completion of the STC product, they are offered for sale to Avcon customers and others. The Company sold a Learjet in fiscal 1999 for $2,100,000 and another in fiscal 2002 for $1,425,000. Customer Learjets and Company Learjets are currently being used in the approval process for the AVCON LR20 RVSM MOD and the AVCON LR20 RX MOD. Avcon is currently searching for quality 20 and 30 series Learjets for modification and resale.

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

Marketing is accomplished directly between the Company and Boeing McDonnell Douglas. Competition is minimal. However, sales are directly related to Boeing McDonnell Douglas' production of DC-9, DC-10, DC9/80, MD-80, MD-90, MD-11 and KC-10 tanker aircraft. The Boeing McDonnell Douglas contract was completed in fiscal 2000. The customer stopped aircraft production in the year 2000. The impact on our business of stopping production will be minimal due to planning on this issue for many years. The Company has received additional contracts from various repair facilities for these products, which has sustained our business.

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

The Company has ordinary course of business purchase orders from the commercial airlines and aircraft avionics upgrade suppliers for products with scheduled shipment dates into the fiscal year 2005. However, should these customers financially reorganize or for some other reason not accept shipment against these orders, the Company could suffer significant loss of revenue.

Avionics - Classic Aviation Products: Our mission is to provide and support economical products for older aircraft, often referred to as "Classic" aircraft. As a result of more than 35 years in the aircraft switching unit business, we recognize the need to support many aircraft in the last half of their expected service life. We have adopted a business mission that promotes us as a designer and supplier of "Classic Aviation Products". These Classic products are a part of our Avionics business segment. A part of the Classic products are directed to supporting safety of flight for the older aircraft ("Safety Products").

Avionics - Defense Contracting and Electronics: Our Avionics and Modifications Segments supply defense and commercial aviation products to the various agencies of the Department of Defense and the Federal Aviation Administration.  We sell these products directly to the United States and/or to other Department of State approved governments, government contractors and suppliers.

This is both a service and manufacturing oriented business segment.  Engineering design and specialized manufacturing solutions are provided to maintain and update classic military and commercial aviation systems.  In general, we provide our customers the opportunity to update or extend the useful life of products with obsolete components and technology. These products include Gun Control Units (GCU) for the Apache Helicopter and other ordnance products, Hangfire Override Modules (HOM) for all Boeing derived Chain-Gun® cannons, and various ordnance related firing controls, cabling, and test equipment.

We have upgraded the design of the GCU including current components and expect to expand sales of the Butler National upgraded units to maintain the Apache fleet. We do not have firm sales orders for large volumes of these products. Therefore, our share of the market cannot yet be measured.

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

There are approximately 400 Boeing 747 Classic aircraft with Honeywell FQIS. The actual number of aircraft needing our TSD is hard to estimate because a number of these aircraft will be permanently removed from service, a number will have the FQIS system converted from the Honeywell system to a BF Goodrich digital or Smiths digital system, and a number will be protected by a Boeing/BF Goodrich protection device. We believe that all of the other protection alternatives are more expensive than and not as easy to install as our TSD.

We started shipments of the Butler National Boeing 747 TSD in April 2001. Since November 3, 2001, we have continued to provide TSD protection for the Boeing 747 Classic aircraft being returned to service.

Boeing 737 Classic Aircraft: We designed the Butler National Transient Suppression Device ("TSD") for the Boeing 737 Classic Aircraft. On January 14, 2003, the B737 TSD was approved and certified by the Federal Aviation Administration ("FAA") under STC number ST01160SE. We sell the TSD to the owners and/or operators of Boeing 737 Classic aircraft with an analog Fuel Quantity Indicating System ("FQIS"). The TSD is one solution to the requirements of AD 99-03-04 issued by the FAA to protect the aircraft fuel tanks from hazardous energy levels introduced through the wiring of the FQIS. The AD was issued as a result of the TWA 800 accident in July 1996. The industry had until March 9, 2003 to comply with AD 99-03-04. All aircraft returned to service after that date must be in compliance.

There are approximately 1,000 Boeing 737 Classic aircraft in this market with an analog FQIS. Estimating the volume of Butler National 737 TSD sales is subject to the same contingencies as described above under the Boeing 747 TSD. We believe that all of the other protection alternatives are more expensive than and not as easy to install as our TSD.

We started shipping the Butler National Boeing 737 TSD in February 2003. Since March 9, 2003, we have continued to provide TSD protection for the Boeing 737 Classic aircraft being inspected and returned to service. The majority of these sales are to our international customers.

SFAR-88, Fuel System Safety: The FAA issued a Special Federal Aviation Requirement ("SFAR") No. 88 titled "Fuel Tank System Fault Tolerance Evaluation Requirements" applicable to turbine-powered aircraft certified to carry 30 or more passengers or a certified payload capacity of 7,500 pounds or more. We believe that SFAR-88 will open the market for Butler National designed TSD products to many more aircraft than the Boeing 747 and 737 Classics. The initial compliance date for each operator to have a plan for meeting the requirements of the SFAR was December 6, 2002. The second compliance date to have each aircraft fuel system protected is June 7, 2004.

SFAR-88 requires protection for all systems that might provide an ignition source to the aircraft fuel tank system. In general, we believe that this requirement will require protective devices on all aircraft parts using electrical power in the fuel system such as fuel pumps, fuel valves, float switches, etc. To address this market, we have the TSD product line and we have applied to the FAA for an STC for a Ground Fault Interruption device ("GFI") for the Boeing 747 and 737 Classic aircraft. The Butler National GFI product line will be sensitive to unusual power requirements of the electrical systems related to the fuel system. The FAA has not yet issued the Airworthiness Directives related to the review of the operators' December 2002 plans for meeting the requirements of SFAR-88. We have not determined the scope and size of this market.

SFAR-92, Flight Deck Protection: As a result of the September 11, 2001 New York City disaster, the FAA issued Special Federal Aviation Regulation 92 ("SFAR 92") and amended existing regulations requiring additional aircraft flight deck protection in compliance with Part 25 of the Federal Aviation Regulations. The regulations required full compliance by Part 25 aircraft operators by April 9, 2003.

On September 17, 2001, Butler National made application to the FAA for approval of two Aircraft Cockpit Shield ("ACS") STCs. One STC is for Boeing 737 series and one is for the Douglas DC 9/MD80 series aircraft. After considerable design and engineering work with the FAA and our customers, we determined the best interest of Butler National would be best served by reconsidering our options on the project. We continue to receive customer inquiries about the ACS. We are negotiating an arrangement with another cockpit door provider to resell their products to our international customers.

We have a number of additional STC applications on file with the FAA related to the Safety Products group, and are addressing the expected future requirements of SFAR-88/SFAR-92 related amendments and the Federal Aviation Regulations.

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

The services to be provided by the Company include consulting and construction management for the Tribes. The Company provided the necessary funds to construct the facilities and is being repaid the principal plus interest out of the profits of the operation. The principal amount of $3.5 million carries an interest rate of prime plus 2%. Additionally, the Company is receiving a 30% share of the profits for its management services. The current management agreement expires in September 2003. The Miami and the Modoc Tribes and Butler National Service Corporation (BNSC) have agreed to amend the agreement to extend the expiration date through September 2008 and to reduce the management fee from 30% to 20% of the profits beginning in October 2003. At the end of the initial contract term, the Stables will have fully paid all advances by Butler National related to the construction of the Stables. The amendment to the agreement is subject to approval by the NIGC.

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

Gaming Accountable to Kansans (GATK): During the 2003 Kansas legislative session, we proposed to the Governor, the Kansas Senate and the Kansas House the possibility of state owned casino gaming. The Senate Ways and Means Committee introduced Senate Bill No. 283 in support of state owned casino gaming. The proposed model is structured like the Indian gaming model placing the State of Kansas in the same sovereign position as an Indian Tribe. The state would receive a minimum of 70% of the profits and the management would be limited to 30%. Senate Bill No. 283 is in committee and should be available for consideration in the 2004 Kansas legislative session. We expect legislation regarding the state owned concept for gaming to be successful in Kansas in the 2004 or 2005 session. We plan to propose to be the manager of one or more of the GATK casinos. However, there is no assurance that the State of Kansas will adopt the appropriate legislation or that BNSC will be selected as the manager.

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

Professional Services: We provide as a management service licensed architectural and structural engineering services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design, graphic representation, engineering and construction management.

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

Backlog: Our backlog as of April 30, 2003, 2002, and 2001, was as follows:
Industry Segment	2003	2002	2001
Aircraft Modifications	1,059,000	1,344,800	1,303,000
Avionics	1,242,075	2,123,700	1,719,002
Monitoring Services	1,749,354	2,283,100	226,714
Management Services	398,071	15,200	75,390
	--------------	--------------	--------------
Total backlog	$4,448,500	$5,766,800	$3,324,106

Our backlog as of July 11, 2003 totaled $7,238,410; consisting of $2,758,400, $2,622,433, $1,569,506 and $288,071 respectively, for Aircraft Modifications, Avionics, Monitoring Services, and Management Services The backlog includes firm orders, which may not be completed within the next fiscal year. Backlog that we expect not to be delivered within the next fiscal year totals $789,822; consisting of $0, $177,760, $500,000, and $112,062. This is standard for the industry in which modifications and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may be commenced.

Employees: We employed 58 people on April 30, 2003 compared to 51 people on April 30, 2002, and 56 people on April 30, 2001. As of July 11, 2003, we employed 61 people. None of our employees are subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and Export Sales: Information with respect to Domestic Operations may be found at Note 12 of Notes to Consolidated Financial Statements for the year ended April 30, 2003, located herein at page 49. There are no foreign operations. Title passes on product sales to the customer in the USA.

Item 2. PROPERTIES

Our corporate headquarters are located in a 9,000 square foot owned facility for office and storage space at 19920 West 161st Street, in Olathe, Kansas. The facilities are adequate for current and anticipated operations.

Our Company's Aircraft Modifications Division is located at the municipal airport in Newton, Kansas, in facilities occupied under a long-term lease that extended through March 31, 2003, at an annual rent of $73,860. The lease is renewable for an additional five-year term, however it has not been renewed at this time. We are currently negotiating new terms for this lease. These facilities are adequate for current and anticipated operations.

Our wholly owned subsidiary, Butler National Services, Inc. has its principal offices in Ft. Lauderdale, Florida, in facilities occupied under a three-year lease ending March 31, 2005. The annual rental is approximately $32,240 for fiscal year 2004. The facilities are adequate for current and anticipated operations.

Our wholly owned subsidiary, Butler National Corporation - Tempe, Arizona (formerly Woodson Avionics, Inc.), has its principal offices and manufacturing operations in Tempe, Arizona. As of January 1, 2003, the Company rents, with an option to buy, 16,110 square feet of space for $6,000 per month. The lease expires November 30, 2004. The facilities are adequate for current and anticipated operations.

Item 3. LEGAL PROCEEDINGS

A lawsuit was filed in the United States District Court for the District of Kansas by the State of Kansas against us, the United States, the Business Committee members of the Miami Tribe and others on October 14, 1999, challenging the determination by the Department of the Interior and the United States District Court for the District of Kansas that the Miami Princess Maria Reserve No. 35 is Indian Land. The State of Kansas requested an order by the Court preventing further development of gaming on the Indian land.

The question in the case has been remanded to the NIGC and the BIA for further review. All of the defendants believe the determination of Indian land is a power reserved for the United States by the Constitution of the United States. The NIGC has not made a further determination on the question. The Miami Tribe expects to eventually receive a favorable determination by the United States District Court for the District of Kansas.

As of July 11, 2003, there are no other significant known legal proceedings pending against the Company. The Company considered all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. The Company believes that the resolution of those unknown claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2003.
PART II
Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
COMMON STOCK (BUKS):

(a) Market Information: The Company was initially listed in the national over-the-counter market in 1969, under the symbol "BUTL." Effective June 8, 1992, the symbol was changed to 'BLNL.' On February 24, 1994, the Company was listed on the NASDAQ Small Cap Market under the symbol "BUKS." The Company's common stock was delisted from the small cap category effective January 20, 1999 and is now quoted in the over-the-counter (OTCBB) category. Approximately fifteen (15) market makers offer and trade the stock. NASDAQ was considering a change from the over-the-counter listing system to the Bulletin Board Exchange (BBX) system but has since discontinued that action in June 2003.

The range of the high and low bid prices per share of the Company's common stock, for fiscal years 2003 and 2002, as reported by NASDAQ, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2003		Year Ended April 30, 2002
	Low	High	Low	High
First Quarter	$.110	$.270	$.090	$.120
Second Quarter	$.110	$.250	$.090	$.190
Third Quarter	$.100	$.190	$.070	$.200
Fourth Quarter	$.170	$.260	$.130	$.190

  Holders: The approximate number of holders of record of the Company's common stock, as of July 11, 2003, was 2,900.
  Dividends: The Company has not paid any cash dividends on its common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:
As of July 11, 2003 there were no Convertible Preferred or Convertible Debenture shares outstanding.

Item 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and with the Consolidated Financial Statements and related Notes included elsewhere in the report.

			Year Ended April 30 (In thousands except per share data)
			2003	2002	2001	2000	1999
Net Sales			$6,285	$9,029	$6,008	$4,606		$6,612
Income (Loss) from Continuing Operations			27	1,125	(485)	(1,136)		(282)
Income (Loss) from/on Discontinued Operations			-	-	-	-		(1,698)
Net Income (Loss)			$27	$1,125	$(485)	$(1,136)		$(1,980)

Basic Per Share
Income (Loss) from Continuing Operations			$0.00	$0.03	$(0.02)	$(0.06)		$(0.03)
Income (Loss) from/on Discontinued Operations			-	-	-	-		(0.14)
Net Income (Loss)			$0.00	$0.03	$(0.02)	$(0.06)	$	(0.17)

Selected Balance Sheet Information
Total Assets			$9,247	$9,539	$10,607	$10,272		$11,729
Long-term Obligations (excluding current maturities)			$1,660	$1,635	$3,254	$2,940		$3,065
Cash dividends declared per common share			None	None	None	None		None
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations

Fiscal 2003 compared to Fiscal 2002
The Company's sales for fiscal 2003 were $6,284,828, a decrease of 30.4% from fiscal 2002 sales of $9,028,762. Discussion of specific changes by operation follows.

Aircraft Modification: Sales from the Aircraft Modifications business segment including modified aircraft decreased 37.3% from $4,256,197 in fiscal 2002, to $2,668,396 in 2003. Sales for aircraft repair and refurbishment decreased 6%, from fiscal 2002 to fiscal 2003. This segment had an operating loss of $191,396 in 2003, compared to a $6,992 loss in 2002. Included in the operating losses are corporate engineering and management charges of $240,000 related to STC development for Lear 20 RVSM STC and other STC development projects.

Avionics: Sales from the Avionics business segment decreased 58.9%, from $2,495,547 in fiscal 2002, to $1,025,222 in fiscal 2003. This decrease is directly related to the sales of the Butler National Transient Suppression Device (TSD) for the Boeing 747 Classic aircraft. Sales of switching units to the major OEM customer decreased due to the phase out schedule of this type of aircraft. Operating profits decreased from $646,437 in fiscal 2002 to a loss of $3,194 in fiscal 2003. Management expects this business segment to increase in future years due to the addition of new TSD products and defense products.

SCADA Systems and Monitoring Services: Revenue from Monitoring Services decreased from $1,199,853 in fiscal 2002 to $1,125,106 in fiscal 2003, a decrease of 6.2%. During fiscal 2003, the Company maintained a relatively level volume of long-term contracts with municipalities. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. The Company's contracts with its two largest customers have been renewed for fiscal 2004. An operating profit of $14,997 in Monitoring Services was recorded in fiscal 2003, compared to a fiscal 2002 profit of $2,701.

The Company believes the service business of this segment will continue to grow at a moderate rate. This segment has experienced general stability over the past few years and the Company expects this trend to continue.

Temporary Services: BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. Currently, this Company is inactive. BTS plans to provide contract staffing for the Princess Maria establishment.

Management Services
-General-

The Company has advanced and invested a total of $8,193,749 in land, land improvements, professional design fees and other consulting and legal costs related to the development of Indian Gaming facilities. Included in these advances and investments are lands and other areas located adjacent to residential developments. The Company believes that these tracts could be developed and sold for residential and commercial use, other than Indian gaming, if the gaming enterprises do not open. Additional improvements, including access roads, water and sewer services, etc. are planned for these lands. After these improvements, these lands may be sold in small tracts. This would allow the Company to recover the majority, if not all, of the land investments and other gaming costs.

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

In February 1993, then Kansas Governor Finney requested a determination of the suitability of the Miami Indian land for Indian Gaming, under the IGRA, from the Bureau of Indian Affairs (the "BIA"). In May 1994, the NIGC again requested the same determination. Finally in May 1995, an Associate Solicitor within the BIA issued an opinion letter stating that the Miami Tribe has not established jurisdiction over the Miami land in Kansas. This was the first definitive statement received from the central office of the BIA in three years. The latest opinion is contrary to a September 1994 opinion of the Tulsa Field Solicitor, in an Indian probate, stating that the Miami Tribe has jurisdiction over the Miami Indian land in Kansas. On July 11, 1995, the U.S. Department of Justice issued a letter to the Associate Solicitor expressing concern about the conclusions reached, based upon the analysis of the case.

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

The total advances and investment related to the Princess Maria at April 30, 2003, was $884,753. This amount is net of a reserve of $1,413,511, which represents the current net realizable value of the advanced receivable.

A lawsuit was filed in the United States District Court for the District of Kansas by the State of Kansas against us, the United States, the Business Committee members of the Miami Tribe and others on October 14, 1999, challenging the determination by the Department of the Interior and the United States District Court for the District of Kansas that the Miami Princess Maria Reserve No. 35 was Indian Land. The State of Kansas requested an order by the Court preventing further development of gaming on the Indian land.

The question in the case has been remanded to the NIGC and the BIA for further review. All of the defendants believe the determination of Indian land is a power reserved for the United States by the Constitution of the United States. The NIGC has not made a further determination on the question. The Miami Tribe expects to eventually receive a favorable determination by the United States District Court for the District of Kansas.

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

The Company is providing consulting and construction management services in the development of the facility and manages the joint-venture operation for the tribes. The STABLES facility was expanded in April 2002 to approximately 30,000 square feet and is located directly south of the Modoc Tribal Headquarters building in Miami. The complex contains off-track betting windows, a bingo hall, bar and a restaurant. The Company's Management Agreement was approved by the NIGC on January 14, 1997. Under the Management Agreement, as approved, the Company, as manager, is to receive a 30% share of the profits and reimbursement of development costs. The current management agreement expires in September 2003. The Miami and the Modoc Tribes and Butler National Service Corporation (BNSC) have agreed to amend the agreement to extend the expiration date through September 2008 and to reduce the management fee from 30% to 20% of the profits beginning in October 2003. At the end of the initial contract term, the Stables will have fully paid all advances by Butler National related to the construction of the Stables. The amendment to the agreement is subject to approval by the NIGC.

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

The total advances and investment related to Shawnee Reserve No. 206 at April 30, 2003, was $888,044. This amount is net of a reserve of $849,222, which represents the current net realizable value of the advanced receivable.

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

The total advances and investment related to the Modoc Tribe at April 30, 2003, was $148,336. This amount is net of a reserve of $337,436, which represents the current net realizable value of the advanced receivable.

Professional Services: We provide as a management service licensed architectural and structural engineering services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design, graphic representation, engineering and construction management.

Selling, General and Administrative (SG&A): Expenses decreased $4,564 or 0.2% in fiscal year 2003. These expenses were $2,437,095, or 38.8% of revenue, in fiscal 2003, and $2,447,519, or 27% of revenue in fiscal 2002.

Other Income (Expense): Other expense decreased from $150,822 in fiscal 2002 to $119,058 in fiscal 2003.

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

Liquidity and Capital Resources

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $380,481 at April 30, 2003, and $268,049 at April 30, 2002.

The Company's unused line of credit at April 30, 2003 was $119,519. As of July 11, 2003, the Company's unused line of credit was $256,926. The Company's line of credit is $500,000. The interest rate on the Company's line of credit is prime plus two (with a floor of 7.0%). As of July 11, 2003, the interest rate is 7.0%.

The Company plans to continue using the promissory notes-payable to fund working capital. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 2004. The extensions of the promissory notes-payable is consistent with prior years. If the Bank were to demand repayment of all notes-payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

The Company does not, as of April 30, 2003, have any material commitments for other capital expenditures other than under the terms of the Indian gaming Management Agreements. Depending upon the development schedules, the Company will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available as well as additional funds, for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

Analysis of Cash Flow

During fiscal 2003, the Company's cash position increased by $21,105. A majority of the cash flow in fiscal 2003 is due to tight controls on operating activities.

Investing Activities: The $842,272 decrease in the note receivable are payments under the note from the Stables bingo facility. The remaining cash used in investing activities is due to the use of approximately $70,687 related to the development of Indian gaming and approximately $47,363 to purchase tooling and equipment at Modifications and Services.

Financing Activities: The cash used in financing activities was a reduction of debt of $414,812.

Revenue Recognition

The Company performs aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of- completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. Revenue is recorded on all other products upon delivery to the customer.

Changing Prices and Inflation

The Company did not experience any significant pressure from inflation in 2003.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
	Payments Due By Period (Dollars in thousands)
Contractual Obligations	Total	Less than 1 Year	2 Years ft2005	3 Years fy2006	4 Years fy2007		5 Years fy2008	More than 5 Years
Long-Term Debt Obligations	$2,103	$453	$290	$276	$480		$172	$432

Capital Lease Obligations	$14	$13	$1	$0	$0		$0	$0

Operating Lease Obligations	$179	$106	$73	$0	$0		$0	$0

Purchase Obligations	$0	$0	$0	$0	$0		$0	$0

Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP	$0	$0	$0	$0	$0		$0	$0
TOTAL	$2,296	$572	$364	$276	$480		$172	$432
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

Expected Maturity Date (Dollars in thousands)
	2004	2005	2006	2007	2008	Total	Fair Value
Assets
Note receivable:	$325	$0	$0	$0	$0	$325	$325
Variable rate Average interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%
Liabilities
Long-term debt:	$457	$291	$276	$480	$172	$2,117	$2,117
Variable rate Average interest rate	6.71%	6.71%	6.71%	6.71%	6.71%	6.71%	6.71%
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements of the Registrant are set forth on pages 31 through 52 of this report.
Item 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Company has had no changes in or disagreements with the accountants.
PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the directors, their principal occupations for at least the past five years are set forth below, based on information furnished to the Company by the directors.

Name of Nominee and Director and Age	Served Since	Principal Occupation for Last Five Years and Other Directorships
Clark D. Stewart (63)	1989

President of the Company from September 1, 1989 to present. President of Tradewind Systems, Inc. (consulting and computer sales) 1980 to present; Executive Vice President of RO Corporation (manufacturing) 1986 to 1989; President of Tradewind Industries, Inc. (manufacturing) 1979 to 1985.

R. Warren Wagoner (51)	1986

Chairman of the Board of Directors of the Company since August 30, 1989 and President of the Company from July 26, 1989 to September 1, 1989. Sales Manager of Yamazen Machine Tool, Inc. from March, 1992 to March, 1994; President of Stelco, Inc. (manufacturing) 1987 to 1989; General Manager, AmTech Metal Fabrications, Inc., Grandview, MO 1982 to 1987.

William E. Logan (65)	1990

Vice President and Treasurer of WH of KC, Inc. (Wendy's franchisee) June, 1984 to present. Vice President and Treasurer of Valley Foods Services, Inc. (wholesale food distributor) June, 1988 to April, 1993. Professional practice as a Certified Public Accountant 1965 to 1984.

William A. Griffith (56)	1990

Secretary of the Company, President of Griffith and Associates (management consulting) since 1984. Management consultant for Diversified Health Companies (management consulting) from 1986 to 1989 and for Health Pro (health care) from 1984 to 1986. Chief Executive Officer of Southwest Medical Center (hospital) from 1981 to 1984.

David B. Hayden (57)	1996

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

The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of shareholders and at special meetings held during the year. The executive officers are as follows:

Name	Age	Position
R. Warren Wagoner	51	Chairman of the Board of Directors
Clark D. Stewart	63	President and Chief Executive Officer
Christopher J. Reedy	37	Vice President
William A. Griffith	56	Secretary
Angela D. Seba	39	Chief Financial Officer
Kathy L. Gorrell	43	Treasurer
Larry W. Franke	59	President of Avcon Industries, Inc., a wholly-owned subsidiary of the Company
Jon C. Fischrupp	63	President of Butler National Services, Inc., a wholly-owned subsidiary of the Company
Jeffrey H. Shinkle	34	President of BCS Design, Inc., a wholly-owned subsidiary of the Company

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

Jeffrey H. Shinkle was a Project Manager with Glenn Livingood Penzler Architects from 1992 to 1995 and with Devine de Flon Yaeger Architects from 1995 to 1997. Mr. Shinkle is licensed to practice Architecture in Kansas, Oklahoma, Missouri and Arizona. Mr. Shinkle joined the Company in 1997 and is President of BCS Design, Inc.

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

Item 11. EXECUTIVE COMPENSATION
SUMMARY

The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (determined as of the end of the last fiscal year) for the fiscal years ended April 30, 2003, 2002 and 2001:

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation Awards Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities UnderlyingOptions (no.)(1)	LTIP Payouts ($)	All Other Compensation ($)
Clark D. Stewart, President ,CEO and Director	03 02 01	287,400 245,589 237,986	--- --- ---	--- --- ---	--- --- ---	325,000 150,000 250,000	--- --- ---	--- --- ---

Christopher J. Reedy Vice President	03 02 01	121,006 100,720 11,539	--- --- ---	--- --- ---	--- --- ---	150,000 50,000 100,000	--- --- ---	--- --- ---

Larry W. Franke President of Avcon Industries	03 02 01	143,006 128,542 126,191	--- --- ---	--- --- ---	--- --- ---	100,400 50,000 100,000	--- --- ---	--- --- ---
(1) Represents options granted or (cancelled) pursuant to the Company's Nonqualified Stock Option Plans.
OPTION GRANTS, EXERCISES AND HOLDINGS
The following table provides further information concerning grants of stock options pursuant to the 1989 Nonqualified Stock Option Plan during the fiscal 2003 year to the named executive officers:
OPTION GRANTS IN LAST FISCAL YEAR
Individual Grants
Name and Position	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term 5% ($) 10% ($)
Clark D. Stewart, Chief Executive Officer(1)	325,000	6.9%	.14	12/31/2013	28,615	72,515
Christopher J. Reedy Vice President	150,000	3.2%	.14	12/31/2013	13,207	33,469
Larry W. Franke, President of Avcon Industries	100,400	2.1%	.14	12/31/2013	8,840	22,402

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

The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the Company's last fiscal year:
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
			Number of Securities Underlying Unexercised Options at FY-End (no.)	Value of Unexercised In-the-Money Options at FY-End ($)
Name	Shares Acquired on Exercise (no.)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Clark D. Stewart, Chief Executive Officer	-	-	2,700,000 / 0	169,250/0

Christopher J. Reedy, Vice President	-	-	300,000/ 0	33,500/0

Larry W. Franke, President of Avcon Ind.	-	-	571,000/ 0	46,290/0
COMPENSATION OF DIRECTORS

Each non-officer director is entitled to a director's fee of $100 for meetings of the Board of Directors which he attends. Officer-directors are not entitled to receive fees for attendance at meetings.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

On April 30, 2001, the Company extended the employment agreement through August 31, 2006 with Clark D. Stewart under the terms of which Mr. Stewart was employed as the President and Chief Executive Officer of the Company. The contract provides a minimum annual salary of $298,400, $313,200, $329,000, $345,700, $363,000 respectively in the next five years. In the event Mr. Stewart is terminated from employment with the Company other than "for cause," Mr. Stewart shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the employment agreement. Mr. Stewart is also granted an automobile allowance of $600 per month.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors is comprised of Mr. Wagoner, Mr. Stewart, Mr. Griffith and Mr. Logan. Mr. Wagoner is the Chairman, Mr. Stewart is the President and Chief Executive Officer of the Company and Mr. Griffith is the Secretary of the Company.

During fiscal 2003, the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $104,500. William A. Griffith, who is a director for the Company, is a principal at Griffith & Associates. It is anticipated that Griffith & Associates will continue to provide services for the Company.

During fiscal 2003, the consulting firm of Butler Financial Corporation provided business consulting services to the Company in the amount of $96,000. R. Warren Wagoner, who is a director for the Company, is a principal at Butler Financial Corporation. It is anticipated that Butler Financial Corporation will continue to provide services for the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, with respect to the Company's common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company's voting securities as of July 11, 2003.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Clark D. Stewart 19920 West 161st Street Olathe, Kansas 66062 R. Warren Wagoner 19920 West 161st Street Olathe, Kansas 66062	5,571,390(2) 4,463,983(4)	14.2% 11.3%

(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2) Includes 2,700,000 shares which may be acquired by Mr. Stewart pursuant to the exercise of stock options which are exercisable.

The following table sets forth, with respect to the Company's common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of April 30, 2003.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Larry W. Franke William A. Griffith David B. Hayden William E. Logan Christopher J. Reedy Clark D. Stewart R. Warren Wagoner All Directors and Executive Officers as a Group (11 persons)	571,000(6) 1,531,983(5) 1,513,683(7) 985,000(3) 305,000(8) 5,571,390(2) 4,463,983(4) 16,117,039(9)	1.0% 3.9% 3.8% 2.5% 0.8% 14.2% 11.3% 41.0%

(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct and beneficial ownership as shown in the table arises from sole voting power and sole investment power.

(2) Includes 2,700,000 shares, which may be acquired by Mr. Stewart pursuant to the exercise of stock options, which are exercisable.

(3) Includes 935,000 shares, which may be acquired by Mr. Logan pursuant to the exercise of stock options which are exercisable.

(4) Includes 1,800,000 shares, which may be acquired by Mr. Wagoner pursuant to the exercise of stock options, which are exercisable.

(5) Includes 725,000 shares, which may be acquired by Mr. Griffith pursuant to the exercise of stock options, which are exercisable.

(6) Includes 571,000 shares, which may be acquired by Mr. Franke pursuant to the exercise of stock options, which are exercisable.

(7) Includes 775,000 shares, which may be acquired by Mr. Hayden pursuant to the exercise of stock options, which are exercisable.

  Includes 300,000 shares, which may be acquired by Mr. Reedy pursuant to the exercise of stock options, which are exercisable.
  Includes 9,286,000 shares for all directors and executive officers as a group, which may be acquired pursuant to the exercise of stock options, which are exercisable.

The Company does not have any equity compensation plans which have not been approved by security holders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.
Item 14. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) Documents Filed As Part of Form 10-K Report.
(1) Financial Statements:
Description	Page No.
Report of Independent Accountants	31
Consolidated Balance Sheet as of April 30, 2003 and 2002	32
Consolidated Statements of Operations for the years ended April 30, 2003, 2002 and 2000	33
Consolidated Statements of Shareholders' Equity for the years ended April 30, 2003, 2002 and 2001	34-36
Consolidated Statements of Cash Flows for the years ended April 30, 2003, 2002 and 2001	37
Notes to Consolidated Financial Statements	38-54
(2) Financial Statement Schedules
Schedule	Description	Page No.
II.	Valuation and Qualifying Accounts and Reserves for the years ended April 30, 2003, 2002 and 2001	52
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

21	List of Subsidiaries	53
23.1	Consent of Independent Public Accountants	54
27.1	Financial Data Schedule (EDGAR version only). Filed herewith.	*
99	Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Reform Act of 1995.	55
* Incorporated by reference
** Relates to executive officer employment compensation

(b)	Reports On Form 8-K.
	Report under Item 5, the issue of a press release related to the Company being named Kansas Exporter of the Year filed on June 12, 2002.	*
	Report under Item 5, the issue of a press release related to the Company's filing of annual report on Form 10-K filed on July 30, 2002.	*
	Report under Item 5, the issue of a press release related to the Company's filing of its quarterly report filed on September 19, 2002.	*
	Report under Item 5, the issue of a press release related to the Company's agreement with Bizjet to develop RVSM filed on November 22, 2002.	*
	Report under Item 5, the issue of a press release related to the presentation of a Butler representative before the Senate Federal and State Affairs Committee filed on March 12, 2003.	*
	Report under Item 5, the issue of a press release related to the Company's filing of its quarterly report filed on March 18, 2003.	*
	Report under Item 5, the issue of a press release related to the Company's successful completion of second phase flight testing on RVSM filed on April 11, 2003.	*
	Report under Item 5, the issue of a press release related to the Company's endorsement of Senate Bill 283 filed on April 16, 2003.	*

(c)	Exhibits. Reference is made to Item 14(a)(3).
(d)	Schedules. Reference is made to Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 24, 2003
BUTLER NATIONAL CORPORATION /s/ Clark D. Stewart Clark D. Stewart, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Clark D. Stewart Clark D. Stewart	President, Chief Executive Officer and Director (Principal Executive Officer)	July 24, 2003
/s/ R. Warren Wagoner R. Warren Wagoner	Chairman of the Board and Director	July 24, 2003
/s/ William A. Griffith William A. Griffith	Director	July 24, 2003
/s/ William E. Logan William E. Logan	Director	July 24, 2003
/s/ David B. Hayden David B. Hayden	Director	July 24, 2003
/s/ Angela D. Seba Angela D. Seba	Chief Financial Officer	July 24, 2003

CERTIFICATIONS
I, Clark D. Stewart, certify that:
1. I have reviewed this annual report on Form 10-K of Butler National Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 24, 2003	s/s Clark D. Stewart Clark D. Stewart President and CEO

CERTIFICATIONS
I, Angela D. Seba, certify that:
1. I have reviewed this annual report on Form 10-K of Butler National Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 24, 2003	s/s Angela D. Seba Angela D. Seba Chief Financial Officer

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS

AS OF APRIL 30, 2003

TOGETHER WITH AUDITORS' REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Butler National Corporation:

We have audited the accompanying consolidated balance sheet of Butler National Corporation as of April 30, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Butler National Corporation as of April 30, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

WEAVER & MARTIN, LLC

Kansas City, Missouri,
July 24, 2003

BUTLER NATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS as of April 30, 2003 and 2002

	2003	2002		2003	2002
ASSETS			LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$378,255	$357,149	Bank overdraft payable	$38,200	$102,463
Accounts receivable, net of allowance for doubtful	399,576	378,714	Promissory notes payable	530,482	318,049
Accounts of $10,719 in 2003 and $122,520 in			Current maturities of long-term debt and capital lease	457,423	1,159,178
2002			obligations
Note receivable from Indian Gaming Developments	324,565	744,285	Accounts payable	407,581	430,636

Inventories -			Accrued liabilities -
Raw materials	2,092,578	1,794,512	Compensation and compensated absences	305,364	294,676
Work in process	361,983	225,480	Other	153,458	94,992
Finished goods	62,831	57,066		-------------------	-------------------
Aircraft	1,278,548	1,155,079	Total current liabilities	1,892,508	2,399,994
	-------------------	------------------	LONG-TERM DEBT, AND CAPITAL LEASE NET OF	1,659,743	1,585,234
	3,795,940	3,232,137	CURRENT MATURITIES

Prepaid expenses and other current assets	43,595	39,023
	-------------------	------------------		-------------------	-------------------

Total current assets	4,941,931	4,751,308	Total liabilities	3,552,251	3,985,228

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	948,089	948,089	Preferred stock, par value $5:
Machinery and equipment	1,239,974	1,211,361	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	642,940	624,189	Designated Classes A and B 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	-------------------	------------------	liquidation and redemption value $100,
Total cost	2,835,252	2,787,888	no shares issued and outstanding	-	-
Accumulated depreciation	(1,861,119)	(1,758,222)	$1,000 Class B, 6%, convertible cumulative,
	-------------------	------------------	liquidation and redemption value $1,000
	974,133	1,029,666	no shares issued and outstanding	-	-
SUPPLEMENTAL TYPE CERTIFICATES	1,210,649	1,285,874	Common stock, par value $.01:
			Authorized 100,000,000 shares
INDIAN GAMING:			issued and outstanding 39,339,147 shares
Note receivable from Indian Gaming	-	422,551	in 2003 and 38,521,582 in 2002	386,360	385,216
Advances for Indian Gaming Developments	1,974,821	1,904,135
(net of reserves of $2,718,928)			Capital contributed in excess of par	10,173,920	10,060,605
	-------------------	------------------
Total Indian Gaming	1,974,821	2,326,686	Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
OTHER ASSETS	145,000	145,000	Retained earnings	(4,133,997)	(4,160,515)
				-------------------	-------------------
			Total shareholders' equity	5,694,283	5,553,306
	-------------------	-------------------		-------------------	-------------------
Total Assets	$9,246,534	$9,538,534	Total liabilities and shareholders' equity	$9,246,534	$9,538,534
	==========	==========		==========	==========
The accompanying notes are an integral part of these financial statements
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2003, 2002 AND 2001

	2003	2002	2001
NET SALES	$6,284,828	$9,028,762	$6,008,963

COST OF SALES	3,702,157	5,305,315	4,008,589
	-------------------	-------------------	-------------------
	2,582,671	3,723,447	2,000,374
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,437,095)	(2,447,519)	(2,337,888)
	-------------------	-------------------	-------------------
OPERATING INCOME (LOSS)	145,576	1,275,928	(337,514)

OTHER INCOME (EXPENSE)
Interest expense	(173,627)	(293,270)	(486,104)
Interest revenue	53,105	125,065	255,496
Other	1,464	17,333	82,645
	-------------------	-------------------	-------------------
Other expense	(119,058)	(150,872)	(147,963)
	-------------------	-------------------	-------------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	26,518	1,125,056	(485,477)

PROVISION FOR INCOME TAXES	-	-	-
	-------------------	-------------------	-------------------
NET INCOME (LOSS)	$26,518	$1,125,056	$(485,477)
	==========	==========	==========

BASIC EARNINGS (LOSS) PER COMMON SHARE	0.00	$0.03	$(0.02)
	==========	==========	==========
Shares used in per share calculation	37,921,582	37,284,671	28,487,816
	==========	==========	==========
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.00	$0.03	$(0.02)
	==========	==========	==========
Shares used in per share calculation	46,426,744	43,007,671	28,487,816
	==========	==========	==========
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED APRIL 30, 2003, 2002, AND 2001
	Preferred Stock	Common Stock	Capital Contributed in Excess of Par	Treasury Stock (Common)	Retained Earnings (deficit)	Total Shareholders' Equity
	------------------	------------------	------------------	------------------	------------------	------------------
BALANCE, April 30, 2000	$112,136	$271,818	$9,558,549	$(732,000)	$(4,803,113)	$4,407,390
Conversion to common stock	(112,136)	64,800	47,336	-	-	-
Issuance of stock -- Other	-	13,534	108,272	-	-	121,806
Conversion of Convertible Debentures	-	18,889	176,111	-	-	195,000
Miscellaneous	-	-	-	-	3,019	3,019
Net loss	-	-	-	-	(485,477)	(485,477)
	------------------	------------------	------------------	------------------	------------------	------------------
BALANCE, April 30, 2001	$-	$369,041	$9,890,268	$(732,000)	$(5,285,571)	$4,241,738
	==========	==========	==========	==========	==========	==========
The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED APRIL 30, 2003, 2002, AND 2001
	Preferred Stock	Common Stock	Capital Contributed in Excess of Par	Treasury Stock (Common)	Retained Earnings (deficit)	Total Shareholders' Equity
	--------------------	--------------------	------------------	------------------	--------------------	--------------------
BALANCE, April 30, 2001	$-	$369,041	$9,890,268	$(732,000)	$(5,285,571)	$4,241,738
Issuance of stock -- Other	-	6,383	102,129	-	-	108,512
Conversion of Convertible Debentures	-	9,792	68,208	-	-	78,000
Net income	-		-	-	1,125,056	1,125,056
	--------------------	--------------------	------------------	------------------	--------------------	--------------------
BALANCE, April 30, 2002	$-	$385,216	$10,060,605	$(732,000)	$(4,160,515)	$5,553,306
	===========	===========	==========	==========	===========	===========
The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED APRIL 30, 2003, 2002, AND 2001

	Preferred Stock	Common Stock	Capital Contributed in Excess of Par	Treasury Stock (Common)	Retained Earnings (deficit)	Total Shareholders' Equity
	--------------------	--------------------	------------------	------------------	--------------------	--------------------
BALANCE, April 30, 2002	$-	$385,216	$10,060,605	$(732,000)	$(4,160,515)	$5,553,306
Issuance of stock -- Other	-	1,144	113,315	-	-	114,459
Net income	-	-	-	-	26,518	26,518
	--------------------	--------------------	------------------	------------------	--------------------	--------------------
BALANCE, April 30, 2003	$-	$386,360	$10,173,920	$(732,000)	$(4,133,997)	$5,694,283
	===========	===========	==========	==========	===========	===========
The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2003, 2002, AND 2001

		2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$26,518	$1,125,056	$(485,477)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operations -
Depreciation		102,896	168,174	200,576
Amortization		75,225	63,018	59,595
Provision for obsolete inventories		11,836	(78,444)	-
Noncash services and benefit plan contributions		114,459	108,512	121,806
Miscellaneous		-	-	3,018

Changes in assets and liabilities -
Accounts receivable		(20,862)	263,850	(405,546)
Contracts in process		-	-	385,500
Inventories		(575,639)	232,115	(186,623)
Prepaid expenses and other current assets		(4,572)	(29,293)	(3,546)
Other assets and other		-	51,837	308,181
Accounts payable		(87,319)	(423,873)	145,502
Customer deposits		-	(167,530)	(453,143)
Accrued liabilities		69,154	150,527	10,165
		--------------------	--------------------	--------------------
Cash provided by (used in) operating activities		(288,304)	1,463,949	(299,992)
		--------------------	--------------------	--------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net		(47,363)	(66,594)	(14,516)
Advances for Indian Gaming Developments		(70,687)	(42,759)	(81,282)
Payments received on Indian Gaming note receivable		842,272	765,774	637,079
Supplemental Type Certificates		-	(10,520)	-
		--------------------	--------------------	--------------------
Cash provided by (used in) investing activities		724,222	645,901	541,281
		--------------------	--------------------	--------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under promissory notes		212,433	(30,541)	133,416
Proceeds from long-term debt and capital lease obligations		710,188	751,000	537,603
Repayments of long-term debt and capital lease obligations		(1,337,433)	(2,581,231)	(964,327)
		--------------------	--------------------	--------------------
Cash provided by (used in) financing activities		(414,812)	(1,860,772)	(293,308)
		--------------------	--------------------	--------------------
NET INCREASE (DECREASE) IN CASH		21,106	249,078	(52,019)

CASH, beginning of year		357,149	108,071	160,090
		--------------------	--------------------	--------------------
CASH, end of year		$378,255	$357,149	$108,071
		============	============	============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid		$173,627	$293,270	$486,000
Income taxes paid		-	-	-

NON CASH FINANCING ACTIVITIES
Conversion of preferred stock to common stock	$	-	$ -	$112,136
Conversion of convertible notes to common stock		-	78,000	195,000
The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS APRIL 30, 2003

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned subsidiaries, Avcon Industries, Inc., Kansas International Inc., BCS Design, Inc., Butler National Services, Inc., Butler Temporary Services, Inc., Butler National Service Corporation, Butler National Corporation-Tempe (formerly Woodson Avionics, Inc.), and Butler National, Inc., (collectively, The Company). Kansas International Corporation was inactive during the years ended April 30, 2003, 2002 and 2001. All significant intercompany transactions have been eliminated in consolidation.

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

Included in machinery and equipment and office furniture and fixtures are capital lease items totaling $303,900 for April 30, 2003 and 2002. Accumulated amortization on capital lease items at April 30, 2003 and 2002 was $219,452 and $157,084 respectively.

  Long-Lived Assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company determined that as of April 30, 2003, there had been no impairment in the carrying value of long-lived assets.

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

Capitalized costs totaled approximately $4,693,749 and $4,623,063 at April 30, 2003 and April 30, 2002, respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,718,928 in 2003 and 2002, which were established to reserve for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

As a part of a Management Contract approved by the National Indian Gaming Commission (NIGC) on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the Tribes), the Company agreed to convert their current unsecured receivable from the Tribes to a secured note receivable with the Tribes of $3,500,000 at 2 percent over prime, to be repaid over five years, for the construction of the Stables gaming establishment and reimbursement for previously advanced funds. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building. The Company is currently receiving payments on the note on the Stables' operation. Amount to be received on the note is 2004 - $324,565.

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

	2003	2002
	-------------	-------------
Direct labor	$206,752	$206,752
Direct materials	187,129	187,129
Consultant costs	1,464,440	1,464,440
Labor overhead	326,669	326,669
	-------------	-------------
Subtotal	2,184,990	2,184,990
Less-Amortized costs	974,341	899,116
	-------------	-------------
Net STC balance	$1,210,649	$1,285,874
	=======	=======

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

  Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options, convertible preferred and convertible debentures have been considered in the dilutive earnings per share calculation, but not used in 2003 and 2002 because they are anti-dilutive.

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

  Research and Development: The Company charges to operations research and development costs. The amount charged in the year ended April 30, 2003 and 2002 was approximately $1,128,471 and $1,020,489 respectively.

Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.
DEBT: Principal amounts of debt at April 30, 2003 and 2002, consist of the following:
Promissory Notes		2003	2002
	Interest at prime plus 2% (7.0% at April 30, 2003), due	$380,482	$268,049
	February 25, 2004, collateralized by a first or second position
	on all assets of the Company.

	Note payable, interest generally at 14.0%, collateralized	50,000	50,000
	by a second position on cash flow of the Stables.

	Note payable, interest generally at 12.0%, collateralized	100,000	-
	by a second position on cash flow of the Stables.	--------------	---------------
		530,482	318,049
		=========	=========

The Company has promissory notes in which it may borrow a maximum of $500,000 and an extension agreement allowing borrowing of $200,000. Weighted average interest rates were 6.7% and 7.0% for the years ended 2003 and 2002 respectively.

Other Notes Payable and Capital Lease Obligations
	Note payable, interest at prime plus 2%, (6.25% at April	$884,515	$907,119
	30, 2003) due August 25, 2006 collateralized by Aircraft
	Security Agreements.

	Note payable, interest at prime plus 2% (6.25% at April	94,009	530,386
	30, 2003) due August 1, 2003.

	Note payable, interest at prime plus 1%, (4.25% at April	461,044	361,007
	30, 2003) due August 23, 2007 collateralized by real
	estate.

	Note payable, interest at prime plus 2% (7.0% at April	25,000	142,970
	30, 2003) collateralized by a first or second position on all
	of the Company.

	Note payable, interest at prime plus 2% (7.5% at April 30,	578,381	711,597
	2003) due May 13, 2009, collateralized by a first or
	second position on all assets of the Company.

	Other Notes Payable and Capital Lease Obligations	74,217	91,333
		--------------	--------------
		2,117,166	2,744,412
	Less: Current maturities	457,423	1,159,178
		--------------	--------------
		$1,659,743	$1,585,234
		========	========
Maturities of long-term debt and capital lease obligations are as follows:

Year Ending 30-Apr	Amount
--------------	--------------
2004	457,423
2005	291,098
2006	275,637
2007	480,311
2008	172,002
Thereafter	440,695
--------------
2,117,166
========

3. CONVERTIBLE DEBENTURES:

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

On January 25, 1999, a change was made to the issuance documents changing the conditions of the conversions. The face value at the time of this agreement was $650,000 allowing $65,000 per month to be converted under the plan at a conversion price equal to eighty percent (80%) of the five (5) day average closing bid for the five (5) trading days prior to the conversion, provided, however, that if the closing price increases to $1.45 per share or more for three (3) consecutive trading days, the Holder will have the option to convert an additional 20 percent or $130,000 of outstanding principal amount of Debentures. All transactions are being handled through one broker and all activity is reported on a weekly basis. The Holders also received 325,000 three-year warrants to purchase restricted common stock at $1.45 per share, and all past and future interest payments were rescinded. At April 30, 2002 all convertible debentures have been converted to common stock.

4. INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provision of the enacted tax laws. The Company has net operating loss carryforwards and cumulative temporary differences, which would result in the recognition of net deferred tax assets. A valuation allowance has been provided which reduces the net deferred tax asset to zero. At April 30, 2003, the Company had approximately $6.1 million of net operating losses, which expire in 2004 to 2017.

The deferred taxes are comprised of the following components:
	April 30, 2003	April 30, 2002
Deferred tax assets
Accounts receivable reserve	$4,000	$48,000
Inventory and other reserves	415,000	415,000
Indian gaming development	520,000	520,000
Net operating loss carryforwards	2,365,000	2,400,000
	-----------------	-----------------
Total gross deferred tax assets	3,304,000	3,383,000
Valuation allowance	(3,110,000)	(3,171,000)
	-----------------	-----------------
Total deferred tax assets	$194,000	$212,000
	=========	=========

Deferred tax liabilities:
Depreciation	$146,000	$146,000
Accrued interest	48,000	66,000
	-----------------	-----------------
Total deferred tax liabilities	$194,000	$212,000
	=========	=========

Net deferred tax assets at April 30, 2003 have been fully offset by a valuation allowance as it is more likely than not that the Company will not ultimately realize any benefits.

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:
	2003	2002	2001
Statutory federal income tax rate	34.0%	34.0%	-34.0%
Changes in valuation allowances	-31.5%	-29.7%	32.4%
Nondeductible expenses	-2.5%	-4.3%	1.6%
Effective tax rate	0.0%	0.0%	0.0%
5. SHAREHOLDERS' EQUITY:
Common Stock Transactions

During the year ended April 30, 2003, the Company issued 817,565 shares valued at $114,459 as the match to the Company's 401(k) plan.

During the year ended April 30, 2002, the Company issued 638,304 shares valued at $108,512 as the match to the Company's 401(k) plan; 979,167 shares were issued under the exchange provisions of the Convertible Debentures.

During the year ended April 30, 2001, the Company issued 1,353,395 shares valued at $121,806 as the match to the Company's 401(k) plan; 6,480,000 shares were issued under the exchange provisions of the Preferred Stock and 1,888,888 were issued under the exchange provisions of the Convertible Debentures.

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

6. STOCK OPTIONS AND INCENTIVE PLANS:

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

	2003	2002	2001
Dividend yield	0%	0%	0%
Weighted average expected stock volatility	17.0%	17.0%	17.0%
Weighted average risk free interest rate	3.89%	5.15%	4.92%
Expected option lives	10 years	10 years	10 years
Net income (loss)
As reported	$26,518	$1,125,056	$(485,777)
Pro forma	$(230,304)	$979,856	$(595,777)

Basic earnings per share
As reported	$0.00	$0.03	$(0.02)
Pro forma	$(0.01)	$0.03	$(0.02)

Diluted earnings per share
As reported	$0.00	$0.03	$(0.02)
Pro forma	$(0.01)	$0.02	$(0.02)
The following table summarized the Option Plans:
	Shares	Weighted Average Price
Outstanding at April 30, 2000	9,615,300	0.48
Granted	2,835,000	0.09
Cancelled	(705,000)	0.36
Exercised	-	-
Outstanding at April 30, 2001	11,745,300	0.48
Granted	1,945,000.17
Cancelled	(541,000)	.09
Exercised	-	-
Outstanding at April 30, 2002	13,199,300.40
Granted	4,809,400.14
Cancelled	(200,000)	.14
Exercised	-	-
Outstanding at April 30, 2003	17,808,700.38
Options available for future issuance (1)	5,991,300

(1) Options are granted under these plans at exercise prices equal to fair market value at the date of grant.

7. COMMITMENTS:

Lease Commitments

The Company leases space under operating leases with initial terms of three (3) years. Total rental expense incurred for the years ended April 30, 2003, 2002 and 2001, was $173,544, $146,000 and $139,000, respectively.

Minimum lease commitments under noncancellable operating leases for the next five (5) years are as follows:

Year Ending Apr-30	Amount
2004	$106,043
2005	73,431
2006	-
2007	-
2008	-
Thereafter	-

8. CONTINGENCIES:

The Company is involved in various lawsuits incidental to its business. Management believes the ultimate liability, if any, will not have an adverse effect on the Company's financial position or results of operations.

Due to the Company's financial condition, and the need to reduce expenses, the board of directors approved the elimination of product liability insurance in August, 1989.

9. RELATED-PARTY TRANSACTIONS:

During fiscal 2003, 2002 and 2001, the Company expensed consulting fees of approximately $200,500, $188,500, and $197,000 respectively to board members and board member's consulting companies for business consulting services

10. 401(K) SAVINGS PLAN

The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least one year of service are eligible to participate in the plan. Employees may contribute up to twelve percent of their pre-tax covered compensation through salary deductions. The Company contributed 100 percent of every pre-tax dollar an employee contributes. Employees are 100 percent vested in the employer's contributions after five years of service. All employer contributions are tax deductible by the Company. The Company's matching contribution expense in 2003, 2002 and 2001 was approximately $114,459, $108,512 and $121,809 respectively.

11. COMMON SHARES USED IN EARNINGS PER SHARE CALCULATIONS:
The following table shows the amounts used in computing earnings per share and the effect on income and weighted average number of shares of potential dilutive common stock.
	2003	2002	2001
Earnings (losses) available for
Common shares	$ 26,518	$ 1,125,056	$ (485,477)
	===========	===========	===========

Earnings (loss) per share -
Basic	$ 0.00	$ 0.03	$ (0.02)
	===========	===========	===========
Diluted	$ 0.00	$ 0.03	$ (0.02)
	===========	===========	===========
Weighted average number of common shares used in
Basic EPS	37,921,582	37,284,671	28,487,816
Options	8,505,162	5,723,000	-
	------------------	------------------	------------------
Weighted number of common shares and dilutive
potential common shares used in dilutive EPS	46,426,744	43,007,671	28,487,816
	===========	===========	===========
12. INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:
Industry Segmentation
The Company's operations have been classified into five segments in 2003, 2002 and 2001.

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

Avionics - principally includes the manufacture, sale and service of airborne electronic switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90 and the KC-10 aircraft, Transient Suppression Devices (TSD's) for fuel tank protection on Boeing and other Classic aircraft using a Honeywell fuel quantity indicating system ("FQIS"), airborne electronics upgrades for classic weapon control systems used on military aircraft and vehicles, and consulting services with airlines and equipment manufacturers regarding fuel system safety requirements. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona and the services through Butler National Corporation - Olathe, Kansas. ("Avionics", "Classic Aviation Products", "Safety Products", "Switching Units", or "WAI").

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

Professional Services: We provide as a management service licensed architectural and structural engineering services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design, graphic representation, engineering and construction management.

Year ended April 30, 2003
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated (b)
Net Sales	$1,233,978	$1,025,222	$2,668,396	$1,125,106	$0	$232,126	$6,284,828
Depreciation	0	860	46,547	(846)	0	56,335	102,896
Operating profit (loss) (a)	29,155	(3,194)	(191,396)	14,997	0	296,014	145,576
Capital Expenditures	0	(191)	2,900	20,854	0	23,800	47,363
including advances
Interest, net							(120,522)
Other income							1,464
Income before tax							26,518
Income taxes							0
Net profit (loss)							26,518
Identifiable assets	2,552,595	807,318	3,407,893	205,487	1,278,548	994,693	9,246,534
Year ended April 30, 2002
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated (b)
Net Sales	$952,317	$2,495,546	$2,831,197	$1,199,853	$1,425,000	$124,849	$9,028,762
Depreciation	0	1,407	95,891	16,498	0	54,378	168,174
Operating profit (loss) (a)	617,508	640,578	(259,502)	2,701	252,510	22,133	1,275,928
Capital Expenditures	42,759	4,298	40,448	0	0	21,848	109,353
including advances
Interest, net							(168,205)
Other income							17,333
Income before tax							1,125,056
Income taxes							-
Net profit (loss)							1,125,056
Identifiable assets	3,265,091	628,478	3,339,865	205,344	1,155,078	944,678	9,538,534
Year ended April 30, 2001
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated (b)
Net Sales	$437,041	$1,030,445	$3,288,669	$1,135,804	$-	$117,004	$6,008,963
Depreciation	-	21,846	95,475	28,983	-	54,272	200,576
Operating profit (loss) (a)	(51,408)	187,431	52,725	(9,644)	-	(516,618)	(337,514)
Capital Expenditures	81,282	-	-	14,516	-	-	95,798
Including advances
Interest, net							(230,608)
Other income							82,645
Loss before tax							(485,477)
Operations
Income taxes							-
Net profit (loss)							(485,477)
Identifiable assets	3,973,157	470,610	3,435,781	167,713	1,467,771	1,091,582	10,606,614
(a) Operating expenses not specifically identifiable are allocated based upon sales, costs of sales, square footage or other factors as considered appropriate.
(b) Segment of Temporaries had no activity in the three year period ended April 30, 2003.
Major Customers: Sales to major customers (10 percent or more of consolidated sales) were as follows:
	2003	2002	2001
Monitoring services (Plantation)	12.2%	0%	14%
Aircraft sales (Private corporation)	0%	15.8%	0%
Indian Management Services	19.6%	0%	0%

14. Summary of Quarterly Financial Information (Unaudited): The following table sets forth selected unaudited financial information for each quarter of 2003 and 2002 (in thousands, except per share amounts)

2003	First	Second	Third	Fourth	Total
Revenue	$1,176	$1,598	$1,806	$1,705	$6,285
Operating Income (Loss)	(119)	87	166	11	145
Nonoperating Income (Expense)	(28)	(33)	(27)	(31)	(119)
Net Income (Loss)	(147)	54	139	(20)	26
Basic and Diluted Earnings (Loss) per Share	.00	.00	.00	00.00

2002	First	Second	Third	Fourth	Total
Revenue	$3,255	$2,666	$1,453	$1,655	$9,029
Operating Income (Loss)	576	635	57	8	1.276
Nonoperating Income (Expense)	(49)	(47)	(55)	0	(151)
Net Income (Loss)	527	588	2	8	1,125
Basic and Diluted Earnings (Loss) per Share	.02	.02	.00	00.03

SCHEDULE II

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED APRIL 30, 2003, 2002 AND 2001
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Description
Year ended April 30, 2003
Allowance for doubtful accounts	$122,520	$-	$111,801	$10,719
Reserve for inventory obsolescence	195,495	11,840	-	207,335
Reserve for Indian gaming development	2,718,928	-	-	2,718,928
Deferred interest (1)	173,000	-	47,000	126,000
Income tax valuation allowance	3,171,000	-	61,000	3,110,000

Year ended April 30, 2002
Allowance for doubtful accounts	$11,700	$110,820	$-	$122,520
Reserve for inventory obsolescence	325,779	-	130,284	195,495
Reserve for Indian gaming development	2,718,928	-	0	2,718,928
Deferred interest (1)	230,000	-	57,000	173,000
Income tax valuation allowance	3,493,000	-	322,000	3,171,000

Year ended April 30, 2001
Allowance for doubtful accounts	$25,600	$-	$13,900	$11,700
Reserve for inventory obsolescence	308,133	17,646	-	325,779
Reserve for Indian gaming development	2,718,928	-	-	2,718,928
Deferred interest (1)	293,000	-	63,000	230,000
Income tax valuation allowance	3,205,000	288,000	-	3,493,000

(1) Interest to be paid as part of the note payable on discontinued operations.