Form 10-Q
period 2003-07-31
BUTLER NATIONAL CORP
filed 2003-09-10
CIK 15847

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended July 31, 2003
Transition Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 (No Fee Required)
For the quarter ended July 31, 2003
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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 5, 2003 was 38,739,147 shares.

BUTLER NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS	7/31/03	4/30/03	LIABILITIES AND SHAREHOLDERS' EQUITY	7/31/03	4/30/03
	unaudited	audited		unaudited	audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$393,743	$378,255	Bank overdraft payable	$164,756	$38,200
Accounts receivable, net of allowance for	461,347	399,576	Promissory notes payable	350,841	530,482
doubtful accounts of $10,719 at July 31 and			Current maturities of long-term debt and capital lease	318,346	457,423
$10,719 at April 30, 2003			obligations
Note receivable from Indian Gaming Developments	104,693	324,565	Accounts payable	190,538	407,581
			Accrued liabilities -
Inventories -			Compensation and compensated absences	301,603	305,364
Raw materials	1,996,416	2,092,578	Other	187,049	153,458
Work in process	351,795	361,983		--------------	--------------
Finished goods	46,852	62,831	Total current liabilities	1,513,133	1,892,508
Aircraft	1,278,548	1,278,548
	--------------	--------------
	3,673,611	3,795,940	LONG-TERM DEBT, AND CAPITAL LEASE NET	1,573,910	1,659,743
			OF CURRENT MATURITIES
Prepaid expenses and other current assets	35,507	43,595
	--------------	--------------		--------------	--------------
Total current assets	4,668,901	4,941,931	Total liabilities	3,087,043	3,552,251

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	948,089	948,089	Preferred stock, par value $5
Machinery and equipment	1,239,198	1,239,974	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	642,940	642,940	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
Total cost	2,834,476	2,835,252	no shares issued and outstanding	-	-
			$1,000 Class B, 6%, convertible cumulative,
Accumulated depreciation	(1,886,940)	(1,861,119)	liquidation and redemption value $1,000
	--------------	--------------	no shares issued and outstanding	-	-
	947,536	974,133	Common stock, par value $.01:
			Authorized 100,000,000 shares
SUPPLEMENTAL TYPE CERTIFICATES	1,220,649	1,210,649	issued and outstanding 39,339,147 shares at
INDIAN GAMING:			at July 31 and 39,339,147 at April 30, 2003	386,360	386,360
Note receivable from Indian Gaming	-	-
Advances for Indian Gaming Developments	1,999,841	1,974,821
(net of reserves of $2,718,928)			Capital contributed in excess of par	10,173,920	10,173,920
	--------------	--------------
Total Indian Gaming	1,999,841	1,974,821	Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
			Retained earnings	(3,933,396)	(4,133,997)
OTHER ASSETS	145,000	145,000		--------------	--------------
			Total shareholders' equity	5,894,884	5,694,283
	--------------	--------------		--------------	--------------
Total assets	$8,981,927	$9,246,534	Total liabilities and shareholders' equity	$8,981,927	$9,246,534
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	THREE MONTHS ENDED
	July 31,
	2003	2002
	(unaudited)	(unaudited)

NET SALES	$2,024,107	$1,175,490
COST OF SALES	1,285,292	743,132
	---------------	---------------
	738,815	432,358

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	509,394	551,046
	---------------	---------------
OPERATING INCOME (LOSS)	229,421	(118,688)
OTHER INCOME (EXPENSE):
Interest expense	(32,854)	(47,743)
Interest revenue	4,014	18,959
Other	20	14
	---------------	---------------
Other expense	(28,820)	(28,770)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	200,601	(147,458)
PROVISION FOR INCOME TAXES	-	-
	---------------	---------------
NET INCOME (LOSS)	$200,601	$(147,458)
	=========	=========

BASIC EARNINGS (LOSS) PER COMMON SHARE	$.01	$0.00
	=========	=========
Shares used in per share calculation	37,921,582	37,445,559

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$.00	$0.00
	=========	=========
Shares used in per share calculation	47,588,984	37,445,559

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	THREE MONTHS ENDED
	July 31,
	2003	2002
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$200,601	$(147,458)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	25,822	14,375

Changes in assets and liabilities:
Accounts receivable	(61,771)	(42,254)
Inventories	122,329	(180,763)
Prepaid expenses and other current assets	8,088	(3,335)
Accounts payable	(90,488)	(46,782)
Customer deposits	-	-
Accrued liabilities	29,830	26,104
	--------------	--------------
Cash provided by (used in) operations	234,411	(380,113)
	--------------	--------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	776	(3,756)
Advances for Indian Gaming Developments	(25,,019)	(6,020)
Payments received on Indian Gaming note receivable	218,872	205,089
Supplemental Type Certificates	(10,000)	-
	--------------	--------------
Cash provided by (used in) investing activities	185,629	195,313
	--------------	--------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under promissory note	(179,642)	224,824
Repayments of long-term debt and capital lease obligations	(224,910)	(197,018)
	--------------	--------------
Cash provided by (used in) financing activities	(404,552)	27,806
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	15,488	(156,994)

CASH, beginning of period	378,255	357,149
	--------------	--------------
CASH, end of period	$393,743	$200,155
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$32,854	$47,743
Income taxes paid	-	-

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2003. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2003 are not indicative of the results of operations that may be expected for the year ending April 30, 2004.

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

Capitalized costs totaled approximately $4,718,769 and $4,693,749 at July 31, 2003 and April 30, 2003 respectively, related to the development of Indian gaming facilities. Reserves of $2,718,928 were established for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

3. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options are considered in the dilutive earnings per share calculation when they are not anti-dilutive.

4. Research and Development: The Company charges to operations research and development costs. The amount charged in the quarters ended July 31, 2003 and 2002 were approximately $313,000 and $304,340 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

First quarter fiscal 2004 compared to first quarter fiscal 2003
The Company's sales for the three months ended July 31, 2003 were $2,024,107 compared to $1,175,490 for the three months ended July 31, 2002, an increase of (72%).

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment including modified aircraft increased $623,054 (151.3%) from $411,813 in the first quarter of the prior fiscal year to $1,034,867 in the current first quarter of fiscal 2004. First quarter operating earnings were $74,495 in fiscal 2004 compared to a loss of $176,297 in fiscal 2003. Emphasis is placed on the purchase, modify and resale aircraft product line to increase market share of all modification products.

Avionics: Sales from the Avionics business segment were $323,710 for the three months ended July 31, 2003 compared to $111,482 in the comparable period of the preceding year, an increase of (190%). The increase resulted from an increase in Defense Military related Classic Aviation products sales and aviation safety products. We expect to see the increase in avionic sales continue during the second and third quarters. Operating loss for the three months ended July 31, 2003, were $43,364 compared to a loss of $102,676 for the three months ended July 31, 2002. Management expects this business segment to continue to increase in future years due to the additional new Classic Aviation Products.

SCADA Systems and Monitoring Services: Sales from the Scada Systems and Monitoring Services business segment for the three months ended July 31, 2003 were $274,233 compared to sales of $304,411 for the comparable period of the prior year a decrease of (9.9%). Operating profit for the three months was $3,919 compared to $27,984 for the three months ended July 31, 2002. Revenue fluctuates due to the introduction of new products and services and related installations of these products. The Company's contracts with its two largest customers have been renewed for fiscal 2004.The Company believes the service business of this segment will continue to grow at a moderate rate.

Temporary Services: BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas and Missouri. Currently, this Company is inactive.

Management Services: Management consulting and professional services sales for the three months ended July 31, 2003 were $391,298 compared to $347,784 in the comparable period of the preceding year, an increase of (12.5%).

Professional Services: We provide as a management service licensed architectural and structural engineering services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design, graphic representation, engineering and construction management.

Selling, General and Administrative (SG&A): Expenses in the three months ended July 31, 2003, were $509,394 or (25%) of sales compared to $551,046 or (47%) of sales for the three months ended July 31, 2002, a decrease of $41,652 or 7.6%.

Other Income (Expense): Other income (expense) is income of $4,014 in the quarter ended July 31, 2003, versus of $18,973 in the quarter ended July 31, 2002.

Interest expense for the three months ended July 31, 2003, decreased $15,159 from $47,743 in the first quarter of the prior year to $32,854. The Company continues to use its line of credit to maintain operations.

Indian Gaming Management (a division of Butler National Corporation): This segment received $4,014 in interest income and incurred minimal expenses during the current quarter.

The Company employed 65 at July 31, 2003, and 54 at July 31, 2002.

EARNINGS

The Company recorded earnings of $200,601 in the three months ended July 31, 2003. This is comparable to a loss of $147,458 in the three months ended July 31, 2002. Income (Loss) per share is $0.01 and $0.00 for the three months ending July 31, 2003, and July 31, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $200,841 at July 31, 2003, and was $392,874 at July 31, 2002.

The Company's unused line of credit was approximately $299,159 as of July 31, 2003 and approximately $107,126 as of July 31, 2002. The interest rate on the Company's line of credit is prime plus two (with a floor of 7%). As of September 5, 2003, the interest rate is 7.0%.

The Company plans to continue using the promissory notes payable to fund working capital. The promissory notes range from one hundred eighty days to three hundred sixty five days. The Company believes the extensions will continue and does not anticipate the repayment of these notes in fiscal 2004. The extension of the promissory notes-payable is consistent with prior years. If the Bank were to demand repayment of the notes payable the Company currently does not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

The Company does not, as of July 31, 2003 have any material commitments for other capital expenditures other than the terms of the Indian gaming Management Agreements. Depending upon the development schedules, the Company will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available as well as additional funds, for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

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

FORWARD LOOKING INFORMATION

The information set forth below includes "forward-looking" information as outlined in the Private Securities Litigation Reform Act of 1995. The Cautionary Statements, filed by the Company as Exhibit 99 to its Form 10-K, are incorporated herein by reference and you are specifically referred to such Cautionary Statements for a discussion of factors which could affect the Company's operations and forward-looking statements contained herein

Part I Item 3:

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

The rest of this page intentionally left blank

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
99 Exhibit Number 99.

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2003.

27.1 Financial Data Schedule (EDGAR version only). Filed herewith.
The Company agrees to file with the Commission any agreement or instrument not filed as an exhibit upon the request of the Commission.

(B) Reports on Form 8-K.
The Company reported June 3, 2003 on Form 8-K under Item 5 that they issued a press release regarding the announcement of Congressman Hayworth and Officials from the Boeing Company visiting Butler's Tempe, Arizona plant.

The Company reported June 23, 2003 on Form 8-K under Item 5 that they issued a press release regarding the announcement of completion of Flight Testing for Lear 20 Series RVSM project.

The Company reported on June 25, 2003 on Form 8-K under Item 8 that they issued a press release regarding the filing of Butler National Corporation's annual report on Form 10-K with the Securities and Exchange Commission for the period ending April 30, 2003.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
September 9, 2003 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
September 9, 2003 Date	/S/ Angela D. Seba Angela D. Seba (Chief Financial Officer)

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

Date: September 9, 2003	/s/ Clark D. Stewart Clark D. Stewart President and CEO

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

Date: September 9, 2003	/s/ Angela D. Seba Angela D. Seba Chief Financial Officer