Form 10-Q
period 2003-10-31
BUTLER NATIONAL CORP
filed 2003-12-12
CIK 15847

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended October 31, 2003
Transition Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 (No Fee Required)
For the quarter ended October 31, 2003
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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 1, 2003 was 38,739,147 shares.

BUTLER NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS	10/31/03	4/30/03	LIABILITIES AND SHAREHOLDERS' EQUITY	10/31/03	4/30/03
	unaudited	audited		unaudited	Audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$353,867	$378,255	Bank overdraft payable	$217,705	$38,200
Accounts receivable, net of allowance for	602,627	399,576	Promissory notes payable	348,200	530,482
doubtful accounts of $10,719 at Oct. 31 and			Current maturities of long-term debt and capital lease	523,145	457,423
$10,719 at April 30, 2003			obligations
Note receivable from Indian Gaming Developments	-	324,565	Accounts payable	362,566	407,581
			Accrued liabilities -
Inventories -			Compensation and compensated absences	312,391	305,364
Raw materials	2,200,268	2,092,578	Other	260,846	153,458
Work in process	549,634	361,983		--------------	--------------
Finished goods	44,170	62,831	Total current liabilities	2,024,853	1,892,508
Aircraft	1,603,548	1,278,548
	--------------	--------------
	4,397,620	3,795,940	LONG-TERM DEBT, AND CAPITAL LEASE NET	1,672,180	1,659,743
			OF CURRENT MATURITIES
Prepaid expenses and other current assets	33,585	43,595
	--------------	--------------		--------------	--------------
Total current assets	5,387,699	4,941,931	Total liabilities	3,697,033	3,552,251

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	952,800	948,089	Preferred stock, par value $5
Machinery and equipment	1,258,798	1,239,974	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	650,067	642,940	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
Total cost	2,865,914	2,835,252	no shares issued and outstanding	-	-
			$1,000 Class B, 6%, convertible cumulative,
Accumulated depreciation	(1,905,814)	(1,861,119)	liquidation and redemption value $1,000
	--------------	--------------	no shares issued and outstanding	-	-
	960,100	974,133	Common stock, par value $.01:
			Authorized 100,000,000 shares
SUPPLEMENTAL TYPE CERTIFICATES	1,265,649	1,210,649	issued and outstanding 39,339,147 shares at
INDIAN GAMING:			at Oct. 31 and 39,339,147 at April 30, 2003	386,360	386,360
Note receivable from Indian Gaming	-	-
Advances for Indian Gaming Developments	1,938,915	1,974,821
(net of reserves of $2,718,928)			Capital contributed in excess of par	10,173,920	10,173,920
	--------------	--------------
Total Indian Gaming	1,938,915	1,974,821	Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
			Retained deficit	(3,827,950)	(4,133,997)
OTHER ASSETS	145,000	145,000		--------------	--------------
			Total shareholders' equity	6,000,330	5,694,283
	--------------	--------------		--------------	--------------
Total assets	$9,697,363	$9,246,534	Total liabilities and shareholders' equity	$9,697,363	$9,246,534
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	THREE MONTHS ENDED
	Oct. 31,
	2003	2002
	(unaudited)	(unaudited)

NET SALES	$2,362,976	$1,598,063
COST OF SALES	1,414,704	902,031
	---------------	---------------
	948,272	696,032

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	807,955	608,431
	---------------	---------------
OPERATING INCOME (LOSS)	140,317	87,601
OTHER INCOME (EXPENSE):
Interest expense	(35,561)	(48,777)
Interest revenue	710	15,403
Other	(20)	27
	---------------	---------------
Other expense	(34,871)	(33,347)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	105,446	54,254
PROVISION FOR INCOME TAXES	-	-
	---------------	---------------
NET INCOME (LOSS)	$105,446	$54,254
	=========	=========

BASIC EARNINGS (LOSS) PER COMMON SHARE:	$.00	$0.00
	=========	=========
Shares used in per share calculation	38,333,724	37,605,053

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$.00	$0.00
	=========	=========
Shares used in per share calculation	49,162,529	43,328,053

The accompanying notes are an integral part of these statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	SIX MONTHS ENDED
	Oct. 31,
	2003	2002
	(unaudited)	(unaudited)

NET SALES	$4,387,083	$2,773,553
COST OF SALES	2,699,995	1,645,163
	---------------	---------------
	1,687,088	1,128,390

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,317,350	1,159,477
	---------------	---------------
OPERATING INCOME (LOSS)	369,738	(31,087)
OTHER INCOME (EXPENSE):
Interest expense	(68,415)	(96,521)
Interest revenue	4,724	34,362
Other	-	41
	---------------	---------------
Other expense	(63,691)	(62,118)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	306,047	(93,205)
PROVISION FOR INCOME TAXES	-	-
	---------------	---------------
NET INCOME (LOSS)	$306,047	$(93,205)
	=========	=========

BASIC EARNINGS (LOSS) PER COMMON SHARE:	$.01	$(.00)
	=========	=========
Shares used in per share calculation	38,333,724	37,605,053

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$.01	$(.00)
	=========	=========
Shares used in per share calculation	49,162,529	37,605,053

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	SIX MONTHS ENDED
	Oct. 31,
	2003	2002
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$306,047	$(93,205)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	44,696	44,655

Changes in assets and liabilities:
Accounts receivable	121,514	(269,843)
Inventories	(601,680)	(172,033)
Prepaid expenses and other current assets	10,009	(1,253)
Accounts payable	134,490	(68,798)
Customer deposits	-	-
Accrued liabilities	114,415	62,730
	--------------	--------------
Cash provided by (used in) operations	129,491	(497,747)
	--------------	--------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(30,662)	(6,721)
Advances for Indian Gaming Developments	35,906	381,369
Supplemental Type Certificates	(55,000)	-
	--------------	--------------
Cash provided by (used in) investing activities	(49,756)	374,648
	--------------	--------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under promissory note	(182,282)	211,971
Repayments of long-term debt and capital lease obligations	78,159	(281,138)
	--------------	--------------
Cash provided by (used in) financing activities	(104,123)	(69,167)
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	24,388	(192,265)

CASH, beginning of period	378,255	357,149
	--------------	--------------
CASH, end of period	$353,867	$164,884
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$68,415	$96,521
Income taxes paid	-	-

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2003. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and six months ended October 31, 2003 are not indicative of the results of operations that may be expected for the year ending April 30, 2004.

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

The Company has capitalized approximately $4,651,353 and $4,693,749 at October 31, 2003 and April 30, 2003 respectively, related to the development of Indian gaming facilities. Reserves of $2,718,928 were established for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

3. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options are considered in the dilutive earnings per share calculation when they are not anti-dilutive.

4. Research and Development: The Company charges to operations research and development costs. The amount charged in the quarters ended October 31, 2003 and 2002 were approximately $416,118 and $290,808 respectively. The amount charged for the six months ended October 31, 2003 and 2002 were $729,008 and $595,148 respectively.

The rest of this page intentionally left blank
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

First half fiscal 2004 compared to first half fiscal 2003
The Company's sales for the six months ended October 31, 2003 were $4,387,083 compared to $2,773,553 for the six months ended October 31, 2002, an increase of 58%.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment including modified aircraft increased $1,130,247 (102.5%) from $1,102,420 in the first half of the prior fiscal year to $2,232,667 in the current first half of fiscal 2004. Second quarter operating income was $213,018 in fiscal 2004 compared to income of $43,735 in fiscal 2003. Our emphasis is on RVSM for the Learjet 20 series including the purchase, modification and resale of upgraded twenty-first century Learjets. Long-term we expect these efforts to enhance our position in the market and increase market share of all modification products.

Avionics: Sales from the Avionics business segment were $813,197 for the six months ended October 31, 2003 compared to $446,077 in the comparable period of the preceding year, an increase of 82.3%. The increase resulted from an increase in Defense Military related Classic Aviation products sales and aviation safety products. We expect to see the increase in avionic sales continue during the third and fourth quarters. Operating loss for the six months ended October 31, 2003, were $(20,667) compared to a loss of $(54,835) for the six months ended October 31, 2002. Defense and Military related Classic Avionics products are being designed, manufactured and sold to military aircraft manufacturers. Management expects this business segment to continue to increase in future years due to the additional new Classic Aviation Products.

SCADA Systems and Monitoring Services: Sales from the Scada Systems and Monitoring Services business segment for the six months ended October 31, 2003 were $577,754 compared to sales of $583,452 for the comparable period of the prior year a decrease of 1.0%. Operating profit for the six months was $131,785 compared to $139,839 for the six months ended October 31, 2002. Revenue fluctuates due to the introduction of new products and services and related installations of these products. The Company's contracts with its two largest customers have been renewed for fiscal 2004. The Company believes the service business of this segment will continue to grow at a moderate rate.

Temporary Services: BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas and Missouri. Currently, this Company is inactive.

Management Services: Management consulting and professional services sales for the six months ended October 31, 2003 were $593,259 compared to $556,052 in the comparable period of the preceding year, an increase of 6.7%.

Professional Services: We provide as a management service licensed architectural and structural engineering services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design, graphic representation, engineering and construction management.

Selling, General and Administrative (SG&A): Expenses in the six months ended October 31, 2003, were $1,317,350 (30% of sales) compared to $1,159,477 (42% of sales) for the six months ended October 31, 2002, an increase of $157,873.

Other Income (Expense): Interest expense for the six months ended October 31, 2003, decreased $28,106 from $96,521in the first half of the prior year to $68,415. The Company continues to use its line of credit to maintain operations.

The Company employed 61 at October 31, 2003 and 54 at October 31, 2002.

EARNINGS

The Company recorded income of $306,047 in the six months ended October 31, 2003. This is comparable to a loss of $93,205 in the six months ended October 31, 2002. Income (Loss) per share is $0.01 and $(0.00) for the six months ending October 31, 2003, and October 31, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $198,200 at October 31, 2003, and was $380,020 at October 31, 2002.

The Company's unused line of credit was approximately $301,800 as of October 31, 2003 and approximately $119,980 as of October 31, 2002. The interest rate on the Company's line of credit is prime plus two (with a floor of 7%). As of December 5, 2003, the interest rate is 7.0%.

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

The Company does not, as of October 31, 2003 have any material commitments for other capital expenditures other than the terms of the Indian gaming Management Agreements. Depending upon the development schedules, the Company will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available as well as additional funds, for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

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

(B) Reports on Form 8-K.
The Company reported on August 26, 2003 on Form 8-K under Item 5 that they issued a press release announcing a new low cost monitoring and control system for public and private facilities

The Company reported on September 10, 2003 on Form 8-K under Item 12 and Item 7 that they issued a press release regarding the filing of Butler National Corporation's quarterly report on Form 10-Q with the Securities and Exchange Commission for the period ending July 31, 2003.

The Company reported on September 22, 2003 on Form 8-K under Item 5 and Item 7 that they issued a press release announcing the approval of a five year extension on their Management contract with the Stables.

The Company reported on September 29, 2003 on Form 8-K under Item 5 and Item 7 that they issued a press release announcing that Avcon Industries, Inc., a subsidiary of Butler National Corporation, received FAA certification for Reduced Vertical Separation Minimums (RVSM) equipment in Lear 20 Series aircraft 25D-330.

The Company reported on October 14, 2003 on Form 8-K under Item 5 and Item 7 that they issued a press release announcing that Avcon Industries, Inc., a subsidiary of Butler National Corporation, had a very successful exposition at the National Business Aviation Association (NBAA) show in Orlando, Florida.

The Company reported on October 29, 2003 on Form 8-K under Item 5 and Item 7 that they issued a press release announcing its Defense Contracting & Electronics segment in Tempe, AZ, was awarded a contract for up to $2 million from Alliant Techsystems, Inc., Mesa, AZ.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
December 12, 2003 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
December 12, 2003 Date	/S/ Angela D. Seba Angela D. Seba (Chief Financial Officer)

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

Date: December 12, 2003	/s/ Clark D. Stewart Clark D. Stewart President and CEO

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

Date: December 12, 2003	/s/ Angela D. Seba Angela D. Seba Chief Financial Officer