Form 10-Q
period 2004-01-31
BUTLER NATIONAL CORP
filed 2004-03-11
CIK 15847

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended January 31, 2004
Transition Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 (No Fee Required)
For the quarter ended January 31, 2004
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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 5, 2004 was 39,205,147 shares.

BUTLER NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS	01/31/04	4/30/03	LIABILITIES AND SHAREHOLDERS' EQUITY	01/31/04	4/30/03
	unaudited	audited		unaudited	audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$929,362	$378,255	Bank overdraft payable	$332,850	$38,200
Accounts receivable, net of allowance for	629,586	399,576	Promissory notes payable	253,963	530,482
doubtful accounts of $10,719 at Jan. 31, 2004 and			Current maturities of long-term debt and capital lease	1,367,814	457,423
$10,719 at April 30, 2003			obligations
Note receivable from Indian Gaming Developments	-	324,565	Accounts payable	412,132	407,581
			Accrued liabilities -
Inventories -			Compensation and compensated absences	321,834	305,364
Raw materials	2,121,544	2,092,578	Other	200,516	153,458
Work in process	483,832	361,983		--------------	--------------
Finished goods	51,537	62,831	Total current liabilities	2,889,109	1,892,508
Aircraft	2,067,776	1,278,548
	--------------	--------------
	4,724,689	3,795,940	LONG-TERM DEBT, AND CAPITAL LEASE NET	1,564,181	1,659,743
			OF CURRENT MATURITIES
Prepaid expenses and other current assets	21,369	43,595
	--------------	--------------		--------------	--------------
Total current assets	6,305,006	4,941,931	Total liabilities	4,453,290	3,552,251

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	952,800	948,089	Preferred stock, par value $5
Machinery and equipment	1,287,844	1,239,974	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	651,552	642,940	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
Total cost	2,896,445	2,835,252	no shares issued and outstanding	-	-
			$1,000 Class B, 6%, convertible cumulative,
Accumulated depreciation	(1,925,454)	(1,861,119)	liquidation and redemption value $1,000
	--------------	--------------	no shares issued and outstanding	-	-
	970,991	974,133	Common stock, par value $.01:
			Authorized 100,000,000 shares
SUPPLEMENTAL TYPE CERTIFICATES	1,265,649	1,210,649	issued and outstanding 39,805,147 shares at
INDIAN GAMING:			at Jan. 31, 2004 and 39,339,147 at April 30, 2003	398,051	386,360
Note receivable from Indian Gaming	-	-
Advances for Indian Gaming Developments	2,007,870	1,974,821
(net of reserves of $2,808,452)			Capital contributed in excess of par	10,225,229	10,173,920
	--------------	--------------
Total Indian Gaming	2,007,870	1,974,821	Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
OTHER ASSETS	145,000	145,000	Retained earnings	(3,650,054)	(4,133,997)
				--------------	--------------
			Total shareholders' equity	6,241,226	5,694,283
	--------------	--------------		--------------	--------------
Total assets	$10,694,516	$9,246,534	Total liabilities and shareholders' equity	$10,694,516	$9,246,534
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	THREE MONTHS ENDED
	Jan. 31,
	2004	2003
	(unaudited)	(unaudited)

NET SALES	$2,626,047	$1,805,995
COST OF SALES	1,674,543	987,258
	---------------	---------------
	951,504	818,737

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	732,094	652,719
	---------------	---------------
OPERATING INCOME (LOSS)	219,410	166,018
OTHER INCOME (EXPENSE):
Interest expense	(41,874)	(37,361)
Interest revenue	-	11,510
Other	360	(577)
	---------------	---------------
Other expense	(41,514)	(26,428)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	177,896	139,590

PROVISION FOR INCOME TAXES		950
	---------------	---------------
NET INCOME (LOSS)	$177,896	$139,590
	=========	=========

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.00	$0.00
	=========	=========
Shares used in per share calculation	38,613,390	37,765,941

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.00	$0.00
	=========	=========
Shares used in per share calculation	50,237,790	45,034,763

The accompanying notes are an integral part of these statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	NINE MONTHS ENDED
	Jan. 31,
	2004	2003
	(unaudited)	(unaudited)

NET SALES	$7,013,130	$4,579,549
COST OF SALES	4,374,539	2,632,422
	---------------	---------------
	2,638,591	1,947,127

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,049,443	1,812,196
	---------------	---------------
OPERATING INCOME (LOSS)	589,148	134,931
OTHER INCOME (EXPENSE):
Interest expense	(110,289)	(133,882)
Interest revenue	4,724	45,872
Other	360	(536)
	---------------	---------------
Other expense	(105,205)	(88,546)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	483,943	46,385

PROVISION FOR INCOME TAXES	-	11,000
	---------------	---------------
NET INCOME (LOSS)	$483,943	$46,385
	=========	=========

BASIC EARNINGS (LOSS) PER COMMON SHARE:	$0.01	$0.00
	=========	=========
Shares used in per share calculation	38,613,390	37,765,941

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.01	$0.00
	=========	=========
Shares used in per share calculation	50,237,790	45,034,763

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	NINE MONTHS ENDED
	Jan. 31,
	2004	2003
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$483,943	$46,385
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	64,335	74,782

Changes in assets and liabilities-
Accounts receivable	94,555	(104,922)
Inventories	(928,749)	(453,252)
Prepaid expenses and other current assets	22,226	7,625
Accounts payable	299,201	255,789
Customer deposits	-	-
Accrued liabilities	63,528	88,541
	--------------	--------------
Cash provided by (used in) operating activities	99,039	(85,052)
	--------------	--------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(61,192)	(16,647)
Advances for Indian Gaming Developments	(33,049)	580,900
Supplemental Type Certificates	55,000	-
	--------------	--------------
Cash provided by (used in) investing activities	(149,241)	564,253
	--------------	--------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under promissory note	(276,520)	198,838
Repayments of long-term debt and capital lease obligations	814,829	(508,986)
Stock issuances for conversions and other	63,000	-
	--------------	--------------
Cash provided by (used in) financing activities	601,309	(310,148)
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	551,107	169,053

CASH, beginning of period	378,255	357,149
	--------------	--------------
CASH, end of period	$929,362	$526,202
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$110,289	$133,882
Income taxes paid	-	-

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2003. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and nine months ended January 31, 2004 are not indicative of the results of operations that may be expected for the year ending April 30, 2004.

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

The Company has capitalized approximately $4,816,322 and $4,693,749 at January 31, 2004 and April 30, 2003 respectively, related to the development of Indian gaming facilities. Reserves of $2,808,452 were established for potentially unreimburseable costs. In the opinion of management, the net advances will be recoverable through the gaming activities. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event the Company and its Indian clients are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets. The Company has title to land purchased for Indian gaming. These tracts, currently owned by the Company, could be sold to recover costs in the projects.

3. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options are considered in the dilutive earnings per share calculation when they are anti-dilutive.

4. Research and Development: The Company charges to operations research and development costs. The amount charged in the quarters ended January 31, 2004 and 2003 were approximately $314,118 and $255,516 respectively. The amount charged for the nine months ended January 31, 2004 and 2003 were $1,043,125 and $863,402 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

Third quarter fiscal 2004 compared to third quarter fiscal 2003
The Company's sales for the nine months ended January 31, 2004 were $7,013,130 compared to $4,579,549 for the nine months ended January 31, 2003, an increase of 53%. CAUTION: Modification and Avionics currently contribute to this increase. There is no assurance that activity will continue at this level.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment, including modified aircraft, increased $1,882,192 (107%) from $1,758,810 in the nine months of the prior fiscal year to $3,641,002 in the first nine months of fiscal 2004. Third quarter operating income was $353,197 in fiscal 2004 compared to income of $167,179 in fiscal 2003. Our emphasis is on for the Learjet 20 series including the purchase, modification and resale of upgraded twenty-first century Learjets. Our long-term effort is to enhance our position in the market and increase market share of all modification products.

Avionics: Sales from the Avionics business segment were $1,347,420 for the nine months ended January 31, 2004 compared to $968,085 in the comparable period of the preceding year, an increase of 39%. The increase resulted from Defense Military related Classic Aviation products sales. Operating income for the nine months ended January 31, 2004, was $100,923 compared to a profit of $137,367 for the nine months ended January 31, 2003. Defense and Military related Classic Avionics products are being designed, manufactured and sold to military aircraft manufacturers. Management plans for this business segment to continue to increase in future years due to the additional new Classic Aviation Products.

SCADA Systems and Monitoring Services: Sales from the Scada Systems and Monitoring Services business segment for the nine months ended January 31, 2004 were $828,857 compared to sales of $836,945 for the comparable period of the prior year a decrease of 1.0%. Operating profit for the nine months was $346,141 compared to $359,118 for the nine months ended January 31, 2003. Revenue fluctuates due to the introduction of new products and services and related installations of these products. The Company's contracts with its two largest customers have been renewed for fiscal 2004.

Temporary Services: BTS provides managed temporary personnel to corporate clients to cover personnel shortages on a short and/or long term basis. This service is being marketed in Kansas and Missouri. Currently, this Company is inactive.

Management Services: Management consulting and professional services sales for the nine months ended January 31, 2004 were $347,378 compared to $228,169 in the comparable period of the preceding year, an increase of 52%.

Professional Services: We provide as a management service licensed architectural services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design, graphic representation, engineering and construction management.

Selling, General and Administrative (SG&A): Expenses in the nine months ended January 31, 2004, were $2,049,443 or (29%) of sales compared to $1,812,196 or (40%) of sales for the nine months ended January 31, 2003, an increase of $237,247 or 13%.

Other Income (Expense): Interest expense for the nine months ended January 31, 2004, decreased $23,592 from $133,382 in the first nine months of the prior year to $110,289. The company continues to use its line of credit to maintain operations.

The Company employed 68 at January 31, 2004, and 55 at January 31, 2003.

EARNINGS

The Company recorded income of $483,943 in the nine months ended January 31, 2004. This is comparable to a profit of $46,385 in the nine months ended January 31, 2003. Income (Loss) per share is $0.01 and $0.00 for the nine months ending January 31, 2004, and January 31, 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $145,463 at January 31, 2004, and was $366,887 at January 31, 2003.

The Company's unused line of credit was approximately $354,537 as of January 31, 2004 and approximately $133,113 as of January 31, 2003. The interest rate on the Company's line of credit is prime plus two, as of March 5, 2004, the interest rate is 7.0%.

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

The Company does not, as of January 31, 2004, have any material commitments for other capital expenditures other than the terms of the Indian gaming Management Agreements. Depending upon the development schedules, the Company will need additional funds to complete its currently planned Indian gaming opportunities. The Company will use current cash available as well as additional funds, for the start up and construction of gaming facilities. The Company anticipates initially obtaining these funds from internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. The Company expects that its start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

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

Part I Item 3

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
Item 2.	Changes in Securities. The Company issued 466,000 shares of common stock related to the exercise of conversion options.
Item 4.	Submission of Matters to Vote of Security Holders. The Company held the annual meeting of shareholders on January 27, 2004. The following items were submitted to and approved by the shareholders.

Election of Directors: Randal W. Wagoner, Clark D. Stewart, William E. Logan, William A. Griffith and David B. Hayden.

The ratification of the selection of Weaver & Martin LLC as auditors for the fiscal year ending April 30, 2004.

Amendment of the Bylaws of Butler National Corporation to require staggered election of the members of the Board of Directors of the Company
..

Item 6.	Exhibits and reports on Form 8-K.
(A) Exhibits. 3.1 Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of the Company's Form DEF 14A filed on December 26, 2001.
3.2 Bylaws, as amended, are incorporated by reference to Exhibit A of the Company's Form DEF 14A filed on December 15, 2003.
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

(B) Reports on Form 8-K.
The Company reported on December 10, 2003 on Form 8-K under Items 5 and 7, that it issued a press release regarding the announcement that their environmental services/sales subsidiary, Butler National Services, Inc. "BNS", Fort Lauderdale, Florida, received a contract extension from the City of North Lauderdale, Florida for maintenance and management of the city's wastewater pumping stations.

The Company reported on December 12, 2003 on Form 8-K under Items 7 and 12, that it issued a press release regarding the filing of their Quarterly Report for the quarter ending October 31, 2003, on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

The Company reported on January 28, 2004 on Form 8-K under Items 5 and 7, that it issued a press release regarding the announcement that Kalitta Charters selected Avcon Industries, Inc. a wholly-owned subsidiary of Butler National Corporation, to provide the turn-key RVSM solution for its fleet of 12 Learjet 20 series aircraft.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
March 11, 2004 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
March 11, 2004 Date	/S/ Angela D. Seba Angela D. Seba (Chief Financial Officer)

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

Date: March 11, 2004	/s/ Clark D. Stewart Clark D. Stewart President and CEO

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

Date: March 11, 2004	/s/ Angela D. Seba Angela D. Seba Chief Financial Officer