Form 10-K
period 2004-04-30
BUTLER NATIONAL CORP
filed 2004-07-29
CIK 15847

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. ----------------------------------
FORM 10-K -----------------------------------
(Mark One) X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended April 30, 2004
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days: Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes___ No X
The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $15,633,519 at July 9, 2004, when the average bid and asked prices of such stock was $0.48.
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 9, 2004, was 40,075,871 shares.
DOCUMENTS INCORPORATED BY REFERENCE: NONE
This Form 10-K consists of 54 pages (including exhibits). The index to exhibits is set forth on pages 24 -26.
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
Current Activities. Our current product lines and services include:

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

Services - SCADA (Supervisory Control and Data Acquisition) Systems and Monitoring Services - principally includes the monitoring of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector and related repair services. We provide these services through our subsidiary, Butler National Services, Inc. ("Monitoring Services" or "BNS").

Aircraft - Acquisition, Modification and Sales - The Company through its Avcon subsidiary actively pursues and purchases airplanes, principally Learjets, modifies the planes and sells the planes directly to customers or receives a broker fee for finding a specific airplane. Also, the Company owned aircraft are sometimes used to prove the design of the STC modification during the FAA approval process.

Corporate / Professional Services - provides as a management service licensed architectural services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design and graphic representation.

Assets as of April 30, 2004 and Net Revenues for the year ended April 30, 2004.
Industry Segment	Assets	Revenue
Aircraft Modifications	38.2%	55.4%
Aircraft	20.6%	0.0%
Avionics	9.6%	17.3%
Gaming	16.7%	11.4%
Monitoring Services	1.4%	11.1%
Corporate / Professional Services	13.5%	4.8%
Regulations

Regulation Under Federal Aviation Administration: Our Avionics and Modifications segments are subject to regulation by the Federal Aviation Administration ("FAA"). We manufacture products and parts under FAA Parts Manufacturing Authority (PMA) requiring qualification and traceability of all materials and vendors used by us. We make aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA. We repair aircraft parts pursuant to the authority granted by its FAA Authorized Repair Station. Violation of the FAA regulations could be detrimental to our operation in these business segments.

Licensing and Regulation under Indian Law: Before commencing gaming operations (Class II or Class III) on Indian Land, we must obtain the approval of various regulatory entities. Gaming on Indian land is extensively regulated by Federal, State and Tribal governments and authorities. Regulatory changes could limit or otherwise materially affect the types of gaming that may be conducted on Indian Land. All aspects of our proposed business operations on Indian Lands are subject to approval, regulation and oversight by the Bureau of Indian Affairs ("BIA"), the Secretary of the United States Department of the Interior ("Secretary"), and the National Indian Gaming Commission ("NIGC"). Our proposed management of Class III gaming operations are also subject to approval of a Class III Gaming Compact between the Indian Tribe and the respective state. Failure to comply with applicable laws or regulations, whether Federal, State or Tribal, could result in, among other things, the termination of any management agreements which would have a material adverse effect on us. Management agreement terms are also regulated by the IGRA, which restricts initial terms to five years and management fees to 30% of the net profits of the casino, except in certain circumstances where the term may be extended to seven years and the management fee increased to 40%. Management agreements with Indian Tribes will not be approved by the NIGC unless, among other things, background checks of the directors and officers of the manager and its ten largest holders of capital stock have been satisfactorily completed. We will also be required to comply with background checks as specified in Tribal-State Compacts before it can manage gaming operations on Indian land. Background checks by the NIGC may take up to 180 days, and may be extended to 270 days by written notice to the Indian Tribe. There can be no assurance that the we would be successful in obtaining the necessary regulatory approvals for its proposed gaming operations on a timely basis, or at all.

Licensing and Regulation under Kansas Law: Our present and future shareholders are and will continue to be subject to review by regulatory agencies. In connection with the our proposed operation of a Class III Shawnee Tribe casino or a Class III Miami Tribe casino in the territorial boundaries of Kansas, the Company, the appropriate Indian Tribe and the key personnel of all entities may be required to hold Class III licenses approved in the respective state prior to conducting operations. The failure of the Company or the key personnel to obtain or retain a license in these states could have a material adverse effect on the Company or on its ability to obtain or retain Class III licenses in other jurisdictions. Each such State Gaming Agency has broad discretion in granting, renewing and revoking licenses. Obtaining such licenses and approvals will be time consuming and cannot be assured. The State of Kansas has approved pari-mutuel dog and/or horse racing for non-Indian organizations. The State of Kansas operates lottery and keno games for the benefit of the State. There is no assurance that a Tribal/State Compact between the Tribes and the State of Kansas can be completed. If the Compact is not approved, there could be a material adverse effect on the our plans for Class III gaming within the territorial boundaries of Kansas.
As a condition to obtaining and maintaining a Class III license, we must submit detailed financial and other reports to the Indian Tribe and the respective regulatory Agency. Any person owning or acquiring 5% or more of the Common Stock of the Company must be found suitable by the Agency, and the Agency has the authority to require a finding of suitability with respect to any shareholder regardless of the percentage of ownership. If found unsuitable by the Agency or the Indian Tribe, the shareholder must offer all of the Ownership Interest held by such shareholder to the Company for cash at the current market bid price less a fifteen percent (15%) administrative charge and the Company must purchase such Interest within ten days of the offer. The shareholder is required to pay all costs of investigation with respect to a determination of his/her suitability. In addition, each member of the board of directors and certain officers of the Company are subject to a finding of suitability by the Agency and the Indian Tribe.

Financial Information about Industry Segments
Information with respect to the our industry segments are found at Note 11 of Notes to Consolidated Financial Statements for the year ended April 30, 2004, located herein at page 46.
Narrative Description of Business

Aircraft Modifications: Our subsidiary, Avcon, modifies business type aircraft in Newton, Kansas. The modifications include aircraft conversion from passenger to freighter configuration, addition of aerial photography capability, stability enhancing modifications for Learjets, and other special mission modifications. Avcon offers aerodynamic and stability improvement products for selected business jet aircraft. Avcon makes these modifications to Company owned aircraft for resale and customer owned aircraft.

Sales of the Aircraft Modifications product line are handled directly through Avcon. Specialty modifications are quoted individually by job. We are geographically located in the marketplace for Aircraft Modifications products. We believe there are two primary competitors (AAR of Oklahoma, and Raisbeck Engineering) in the industry in which the Aircraft Modifications division participates.

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

Avcon owns over 250 STC's. When the STC is applicable to a multiple number of aircraft it is categorized as a Multiple-Use STC. These multiple-use STC's are considered a major asset of the Company. Some of the Multiple-Use STC's include Reduced Vertical Separation Minimums (RVSM), Beechcraft Extended Door, Learjet AVCON FINS, Learjet Extended Tip Fuel Tanks, Learjet Weight Increase Package and Dassault Falcon 20 Cargo Door.

On May 3, 1996, Avcon received approval from the Federal Aviation Administration for a Supplemental Type Certificate ("STC") (no. ST00432WI) of its AVCON FIN Modification for installation on Learjet Model 35 and 36 Aircraft. FAA pilots thoroughly evaluated the test aircraft, and determined that the fins substantially increase the aerodynamic stability in all flight conditions. The AVCON FIN STC eliminates the operational requirement for Yaw Dampers which are otherwise required in both Learjet models to control adverse yaw tendencies in certain flight conditions, particularly during approach and landing. Learjets equipped with AVCON FINS exhibit the same aerodynamic stability and improved operating efficiency offered on newer Learjet models, while maintaining the outstanding range, speed and load-carrying capabilities that made the Learjet Models 35 and 36 among the most popular Business Jets ever produced. Mounted like the feathers of an arrow on the rear of the aircraft, Learjets equipped with AVCON FINS have a look much the same as the current production aircraft. This modification will give the Learjets produced in the 1970's and 1980's the look of the 21st century.

During fiscal year 2002, Avcon made application to the FAA for the approval of an STC for the Learjet 20 RX Modification project (including the fins, weight increase, and tip tank extensions) for the Learjet Model 24 and 25 aircraft.

Effective January 2005, the FAA is requiring that all aircraft planning to operate between 29,000 and 41,000 feet within the United States air space be RVSM compliant. RVSM stands for Reduced Vertical Separation Minimums and means that in the future aircraft will be separated by 1,000 feet vertically instead of the current 2,000 feet.

During fiscal year 2003, Avcon made application to the FAA for the approval of the Learjet 20 RVSM MOD (including dual pitot tubes, dual digital altimeters, dual air data computers, autopilot refinements and a standby altimeter) for the Learjet 20 series aircraft.

In April 2004, the FAA issued RVSM Group Approval to Avcon Industries, a wholly owned subsidiary of Butler National Corporation, for its Supplemental Type Certificate Number ST01195WI. This is a joint development project with Bizjet of Tulsa, Oklahoma. To date development costs have been $1,125,244. The Bizjet contribution to date has been $513,237. Avcon supplies RVSM kits to Bizjet.

During fiscal 2002, Avcon received approval of its FAA Authorized Repair Station and is accepting inspection and airframe repair business. The focus of this repair station includes the Learjet model 20 and 30 series, Beechcraft King Air, Cessna turbine engine, Cessna multi-engine piston, and Dassault Falcon 20 aircraft. The Repair Station is a convenience for our customers bringing aircraft in for modification and maintenance. We also use the repair station for maintenance of aircraft purchased for modification and resale.

Aircraft - Acquisition, Modification and Sales: The Company through its Avcon subsidiary actively pursues and purchases airplanes, principally Learjets, modifies the planes and sells the planes directly to customers or receives a broker fee for finding a specific airplane. Also, the Company owned aircraft are sometimes used to prove the design of the STC modifications during the FAA approval process. Upon completion of the STC product, company owned aircraft are offered for sale to Avcon customers and others. We sold a Learjet in fiscal 1999 for $2,100,000 and another in fiscal 2002 for $1,425,000. Customer Learjets and Company Learjets were used in the approval process for the AVCON Learjet series RVSM MOD and are being used for the AVCON LR20 RX MOD. Avcon is currently searching for quality 20 and 30 series Learjets for modification and resale.

Avionics - Switching Units: We have had various agreements with Douglas, McDonnell Douglas and Boeing Long Beach to manufacture and repair airborne switching systems for Boeing McDonnell Douglas and its customers. We subcontract with our wholly owned subsidiary, Butler National Corporation - Tempe, Arizona, (formerly Woodson Avionics, Inc.), for the manufacture and repair of Switching Units. Switching Units are used to switch the presentation to the flight crew from one radio system to another, from one navigational system to another and to switch instruments in the aircraft from one set to another. The Switching Units were designed and have been manufactured since the 1960's to meet Boeing McDonnell Douglas and FAA requirements. Most McDonnell Douglas commercial aircraft are equipped with one or more Butler National Switching Units.

Marketing is accomplished directly between us and Boeing McDonnell Douglas. Competition is minimal. However, sales are directly related to Boeing McDonnell Douglas' production of DC-9, DC-10, DC9/80, MD-80, MD-90, MD-11 and KC-10 tanker aircraft. The Boeing McDonnell Douglas contract was completed in fiscal 2000. The customer stopped aircraft production in the year 2000. The impact on our business will be minimal due to planning on this issue for many years. We have received additional contracts from various repair facilities for these products, which has sustained the switching unit business.

Avionics provides new replacement units and overhaul service directly to the major airlines using the aircraft manufactured by McDonnell Douglas. This part of the Avionics business segment is growing to offset the loss of sales from the original equipment units.

We sell to Boeing McDonnell Douglas on terms of 2% 10 days, net 30 days. This means that the terms offered to this customer represent that if the entire invoice is paid within 10 days then there will be a 2% discount. If not, then the total amount due is payable within 30 days. Most payments have been and continue to be within terms.

We have in the ordinary course of business received purchase orders from the commercial airlines and aircraft avionics upgrade suppliers for products with scheduled shipment dates into the fiscal year 2005. However, should these customers financially reorganize or for some other reason not accept shipment against these orders, we could suffer significant loss of revenue in the avionics division.

Avionics - Classic Aviation Products: Our mission is to provide and support economical products for older aircraft, often referred to as "Classic" aircraft. As a result of more than 40 years in the aircraft switching unit business, we recognize the need to support many aircraft in the last half of their expected service life. We have adopted a business mission that promotes us as a designer and supplier of "Classic Aviation Products". These Classic products are a part of our Avionics business segment. A part of the Classic products are directed to supporting safety of flight for the older aircraft ("Safety Products").

Avionics - Defense Contracting and Electronics: Our Avionics and Modifications Segments supply defense and commercial aviation products to the various agencies of the Department of Defense and the Federal Aviation Administration.  We sell these products directly to the United States and/or to other Department of State approved governments, government contractors and suppliers.

This is both a service and manufacturing oriented business segment.  Engineering design and specialized manufacturing solutions are provided to maintain and update classic military and commercial aviation systems.  In general, we provide our customers the opportunity to update or extend the useful life of products with obsolete components and technology. These products include Gun Control Units (GCU) for the Apache Helicopter and other ordnance products, including the Hangfire Override Modules (HOM) for all Boeing derived Chain-Gun® cannons, and various ordnance-related firing controls, cabling, and test equipment.

We have upgraded the design of the GCU and expect to expand sales of the Butler National upgraded units to maintain the Apache fleet. We have initial firm sales orders for these products. However, our share of the market cannot yet be measured.

Boeing 747 Classic Aircraft: We worked with Honeywell to design the Butler National Transient Suppression Device ("TSD"). The TSD is approved and certified by the Federal Aviation Administration ("FAA") under STC number ST00846SE and is owned, manufactured and marketed by us. We sell TSD's to owners and/or operators of Boeing 747 Classic aircraft with a Honeywell Fuel Quantity Indicating System ("FQIS"). The TSD is one solution to the requirements of AD 98-20-40 issued by the FAA to protect the aircraft fuel tanks from hazardous energy levels introduced through the wiring of the FQIS. The AD was issued as a result of the TWA 800 accident in July 1996. The industry had until November 3, 2001 to comply with AD 98-20-40. All aircraft returned to service after that date must be in compliance.

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

Boeing 737 Classic Aircraft: We designed the Butler National Transient Suppression Device ("TSD") for the Boeing 737 Classic Aircraft. On January 14, 2003, the B737 TSD was approved and certified by the Federal Aviation Administration ("FAA") under STC number ST01160SE. TSD's are sold to the owners and/or operators of Boeing 737 Classic aircraft with an analog Fuel Quantity Indicating System ("FQIS"). The TSD is one solution to the requirements of AD 99-03-04 issued by the FAA to protect the aircraft fuel tanks from hazardous energy levels introduced through the wiring of the FQIS. The AD was issued as a result of the TWA 800 accident in July 1996. The industry had until March 9, 2003 to comply with AD 99-03-04. All aircraft returned to service after that date must be in compliance.

There are approximately 1,000 Boeing 737 Classic aircraft in this market with an analog FQIS. Estimating the volume of Butler National 737 TSD sales is subject to the same contingencies as described above under the Boeing 747 TSD. We believe that all of the other protection alternatives are more expensive than and not as easy to install as our TSD.

We started shipping the Butler National Boeing 737 TSD in February 2003. Since March 9, 2003, we have continued to provide TSD protection for the Boeing 737 Classic aircraft being inspected and returned to service. The majority of these sales are to international customers.

SFAR-88, Fuel System Safety: The FAA issued a Special Federal Aviation Requirement ("SFAR") No. 88 titled "Fuel Tank System Fault Tolerance Evaluation Requirements" applicable to turbine-powered aircraft certified to carry 30 or more passengers or a certified payload capacity of 7,500 pounds or more. We believe that SFAR-88 may open a market for Butler National designed TSD products to many more aircraft than the Boeing 747 and 737 Classics. The initial compliance date for each operator to have a plan for meeting the requirements of the SFAR was December 6, 2002. The second compliance date to have each aircraft fuel system protected was June 7, 2004.

SFAR-88 requires protection for all systems that might provide an ignition source to the aircraft fuel tank system. In general, we believe that this requirement may require protective devices on all aircraft parts using electrical power in the fuel system such as fuel pumps, fuel valves, float switches, etc. To address this market, we have applied to the FAA for an STC for a Ground Fault Interruption device ("GFI") for the Boeing 747 and 737 Classic aircraft. However, we are not actively pursuing the completion of the STC. The Butler National GFI product line will be sensitive to unusual power requirements of the electrical systems related to the fuel system. The FAA has not yet issued the Airworthiness Directives related to the review of the operators' December 2002 plans for meeting the requirements of SFAR-88. We have not yet determined the scope and size of this market.

SFAR-92, Flight Deck Protection (Reseller): As a result of the September 11, 2001 New York City disaster, the FAA issued Special Federal Aviation Regulation 92 ("SFAR 92") and amended existing regulations requiring additional aircraft flight deck protection in compliance with Part 25 of the Federal Aviation Regulations. The regulations required full compliance by Part 25 aircraft operators in the United States by April 9, 2003. International operators are beginning the process of flight deck protection.

On September 17, 2001, we made application to the FAA for approval of two Aircraft Cockpit Shield ("ACS") STCs. One STC is for Boeing 737 series and one is for the Douglas DC 9/MD80 series aircraft. After considerable design and engineering work with the FAA and our customers, we determined the best interest of Butler National would be best served by reconsidering our options on the project. We continue to receive customer inquiries about the ACS. We are negotiating an arrangement with other approved cockpit door providers to resell their products to our international customers. We are not a manufacturer of Flight Deck Protection Products, we are a reseller.

We have additional STC applications on file with the FAA related to the Safety Products group, and are addressing the expected future requirements of SFAR-88/SFAR-92 and related amendments by the Federal Aviation Regulations.

Gaming: BNSC is engaged in the business of providing management services to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. We have three management agreements; however, the performance of these agreements is contingent upon and subject to approval by the Secretary of Interior, Bureau of Indian Affairs, National Indian Gaming Commission and the appropriate state, if required. Also, we have signed consulting engagement letters with two tribes to study and develop plans for Indian gaming. See Liquidity and Capital Resources, page 16.

The Management Agreement between the Indian tribe (the owner and operator) and Butler National Service Corporation (the manager) is the final approval document issued by the National Indian Gaming Commission ("NIGC") before Indian gaming is authorized. The Management Agreement or Contract is authorized and approved by the NIGC pursuant to the Indian Gaming Regulatory Act of 1988, PL 100-497, 102 Stat. 2467,25 U.S.C. 2701-2721 (sometimes referred to as "IGRA"). Before the Management Agreement is approved by the NIGC, all required contracts with other parties must be approved; including, (a) the compact with the state for Class III gaming, if applicable, (b) compliance with the requirements of the National Environmental Protection Agency ("NEPA"), (c) a Tribal Gaming Ordinance approved by the NIGC, and (d) Indian land ownership or leases, if applicable approved by the Bureau of Indian Affairs ("BIA").

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

During fiscal 1997, we received approval by the National Indian Gaming Commission of the management agreement between the Miami Tribe of Oklahoma, the Modoc Tribe of Oklahoma and our subsidiary, Butler National Service Corporation (BNSC), to construct and manage a Class II (High Stakes Bingo) and Class III (Off-Track Betting) establishment. Construction of this project, known as the STABLES, was completed and opened in September 1998.

The services that we provide include consulting and construction management for the Tribes. We provided the necessary funds to construct the facilities and have been repaid. During the initial 5 year contract we received a 30% share of the profits for our management services. The initial management agreement was to expire in September 2003. The Miami and the Modoc Tribes and BNSC agreed to amend the agreement to extend the expiration date through September 2008 and to reduce the management fee from 30% to 20% of the profits beginning in October 2003. The amendment to the agreement was subject to approval and approved by the NIGC.

The Princess Maria Casino, an Indian gaming establishment, started construction in 1999. The Management Agreement between the Miami Tribe (the owner and operator) and Butler National Service Corporation (the Manager) originally filed in 1992 was approved January 7, 2000. On October 4, 1999, the State of Kansas challenged the NIGC's and the BIA's determination of Indian land. The United States District Court remanded the challenge to the NIGC that requested a second opinion from the BIA which was unfavorable. The NIGC has not responded. However, the Miami Tribe expects to eventually receive a favorable determination. There can be no assurance that the Indian land will be determined "suitable for Indian gaming" under IGRA.

The Shawnee 206 Casino, an Indian gaming establishment, is being considered under the terms of a 1992 consulting agreement between the Shawnee Tribe, the land owner members of the Shawnee Tribe and Butler National Service Corporation. There can be no assurance that the Indian land will be determined "suitable for Indian gaming" under IGRA.

We have other consulting agreements with other tribes and an NIGC approved Management Agreement with the Modoc Tribe for casino construction and openings scheduled after the opening of the Princess Maria and the Shawnee 206.

The risk associated with advances of funds for assets and services on behalf of the tribes under the consulting agreements is that a Management Agreement will not be approved and the liquidation of the assets and related services does not recover enough funds to cover the advances. We have been involved in this business segment since 1991 and have experienced significant project slow downs and holds but have not had any project stopping determinations by the federal courts or the regulatory agencies. All Management Agreements submitted for approval have been approved by the NIGC. There can be no assurance that the current management agreements will continue in force, future management agreements will be approved and that Congress will not outlaw Indian gaming. Should any of these events occur, we would choose alternative uses of the Indian land in cooperation with the Tribes to recover the advances to the Tribes. There is no assurance that all of the advances could be recovered.

Gaming Accountable to Kansans (GATK): During the 2003 Kansas legislative session, we proposed to the Governor, the Kansas Senate and the Kansas House the possibility of state owned casino gaming. The Senate Ways and Means Committee introduced Senate Bill No. 283 in support of state owned casino gaming. The proposed model is structured like the Indian gaming model placing the State of Kansas in the same sovereign position as an Indian Tribe. The state would receive a minimum of 70% of the profits and the management would be limited to 30%. Senate Bill No. 283 was not moved out of committee in the 2004 Kansas legislative session. We expect legislation regarding the state owned concept for gaming to be reconsidered in Kansas in the 2005 session. We plan to propose to be the manager of one or more of the GATK casinos. However, there is no assurance that the State of Kansas will adopt the appropriate legislation or that BNSC will be selected as the manager. According to the current news reports, the State of Kansas and Governors office, currently support Indian gaming by the four Indian tribes operating gaming facilities within the boundaries of the State of Kansas.

Services - SCADA Systems and Monitoring Services: BNS is engaged in the sale of monitoring and control equipment and the sale of monitoring services for water and wastewater remote pumping stations through electronic surveillance by radio or telephone. BNS contracts with government and private owners of water and wastewater pumping stations to provide both monitoring and preventive maintenance services for our customers.
A high percentage of BNS business comes from municipally owned pumping stations. BNS is currently soliciting business only in Florida. While we have exposure to competitive forces in the monitoring and preventive maintenance business, management believes the competition is limited in the Florida area.

Corporate / Professional Services: We provide as a management service licensed architectural services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design and graphic representation.

Raw Materials: Raw materials used in our products are currently available from several sources. Certain components, used in the manufacture of the Switching Units and RVSM modifications, are long lead time components and are single sourced. There is some risk that these components would no longer be available and cause production delays.

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

Backlog: Our backlog as of April 30, 2004, 2003, and 2002, was as follows:
Industry Segment	2004	2003	2002
Aircraft Modifications	7,360,200	1,059,000	1,344,800
Avionics	2,492,800	1,242,075	2,123,700
Services - Monitoring Services	1,220,700	1,749,354	2,283,100
Corporate / Professional Services	382,200	398,071	15,200
	--------------	--------------	--------------
Total backlog	$11,455,900	$4,448,500	$5,766,800

Our backlog as of July 9, 2004 totaled $11,354,700; consisting of $7,712,800, $2,362,900, $1,041,800 and $237,200 respectively, for Aircraft Modifications, Avionics, Monitoring Services, and Corporate / Professional Services The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. Backlog that we expect not to be delivered within the next fiscal year totals $587,500; consisting of $0, $337,500, $250,000, and $0. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.
Employees: We employed 71 employees on April 30, 2004 compared to 58 employees on April 30, 2003, and 51 employees on April 30, 2002. As of July 9, 2004, 79 people were employed. None of our employees are subject to any collective bargaining agreements.
Financial Information about Foreign and Domestic Operations, and Export Sales: Information with respect to Domestic Operations may be found at Note 11 of Notes to Consolidated Financial Statements for the year ended April 30, 2004 located herein at page 46. There are no foreign operations. Title passes on product sales to the customer in the USA.

Item 2. PROPERTIES

Our corporate headquarters are located in a 9,000 square foot owned facility for office and storage space at 19920 West 161st Street, in Olathe, Kansas. Our Aircraft Certification Center is located in a 1,000 square foot leased facility at New Century Airport in Olathe, Kansas. The facilities are adequate for current and anticipated operations.

Our Company's Aircraft Modifications Division is located at the municipal airport in Newton, Kansas, in facilities occupied at an annual rent of $67,297. The lease is on a month-to-month term. The Newton Airport Board is in the process of extending the lease through January 31, 2006. These facilities are adequate for current and anticipated operations.

Our wholly owned subsidiary, Butler National Services, Inc. has its principal offices in Ft. Lauderdale, Florida, in facilities occupied under a three-year lease ending March 31, 2005. The annual rental is approximately $33,328 for fiscal year 2004. The facilities are adequate for current and anticipated operations.

Our wholly owned subsidiary, Butler National Corporation - Tempe, Arizona (formerly Woodson Avionics, Inc.), has its principal offices and manufacturing operations in Tempe, Arizona. We rent, with an option to buy, 16,110 square feet of space for $6,000 per month. The lease expires November 30, 2004. The facilities are adequate for current and anticipated operations.

Item 3. LEGAL PROCEEDINGS

A lawsuit was filed in the United States District Court for the District of Kansas by the State of Kansas against us, the United States, the Business Committee members of the Miami Tribe and others on October 14, 1999, challenging the determination by the NIGC and the United States District Court for the District of Kansas that the Miami Princess Maria Reserve No. 35 is Indian Land. The State of Kansas requested an order by the Court preventing further development of gaming on the Indian land.

The question in the case has been remanded to the NIGC for further review. The BIA has issued a negative opinion concerning jurisdiction over the land. The NIGC has not made a further determination on the question. The Miami Tribe expects to eventually receive a favorable determination by the United States District Court for the District of Kansas. We cannot reliably predict the outcome of the case.

We are involved in a lawsuit with a former employee. It is management's position that we will defend the claim vigorously. We cannot reliably predict the outcome of this litigation.

As of July 9, 2004, there are no other significant known legal proceedings pending against the Company. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of those unknown claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We did not submit any matter to a vote of our security holders during the fourth quarter of fiscal 2004.
PART II
Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
COMMON STOCK (BUKS):

(a) Market Information: We were initially listed in the national over-the-counter market in 1969, under the symbol "BUTL." Effective June 8, 1992, the symbol was changed to 'BLNL.' On February 24, 1994, we were listed on the NASDAQ Small Cap Market under the symbol "BUKS." Our common stock was delisted from the small cap category effective January 20, 1999 and is now quoted in the over-the-counter (OTCBB) category. Approximately fifteen (15) market makers offer and trade the stock. NASDAQ was considering a change from the over-the-counter listing system to the Bulletin Board Exchange (BBX) system but has since discontinued that action in June 2003.

The range of the high and low bid prices per share of the our common stock, for fiscal years 2004 and 2003, as reported by NASDAQ, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2004		Year Ended April 30, 2003
	Low	High	Low	High
First Quarter	$.180	$.280	$.110	$.270
Second Quarter	$.210	$.710	$.110	$.250
Third Quarter	$.300	$.660	$.100	$.190
Fourth Quarter	$.480	$.610	$.170	$.260
  Holders: The approximate number of holders of record of the our common stock, as of July 9, 2004, was 2,900.
  Dividends: We have not paid any cash dividends on its common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:
As of July 9, 2004 there were no Convertible Preferred or Convertible Debenture shares outstanding.

Item 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and with the Consolidated Financial Statements and related Notes included elsewhere in the report.

	Year Ended April 30 (In thousands except per share data)
	2004	2003	2002	2001	2000
Net Sales	$10,122	$6,285	$9,029	$6,008	$4,606

Net Income (Loss)	$735	$27	$1,125	$(485)	$(1,136)

Basic Per Share
Net Income (Loss)	$0.02	$0.00	$0.03	$(0.02)	$(0.06)

Selected Balance Sheet Information
Total Assets	$12,666	$9,247	$9,539	$10,607	$10,272
Long-term Obligations (excluding current maturities)	$1,528	$1,660	$1,635	$3,254	$2,940
Cash dividends declared per common share	None	None	None	None	None
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations

Fiscal 2004 compared to Fiscal 2003
Our sales for fiscal 2004 were $10,121,948, an increase of 61.1% from fiscal 2003 sales of $6,284,828. Discussion of specific changes by operation follows.

Aircraft Modification: Sales from the Aircraft Modifications business segment including modified aircraft increased 110.2% from $2,668,396 in fiscal 2003, to $5,609,744 in 2004. This segment had operating income of $548,107 in 2004, compared to a $191,396 loss in 2003. Included in the operating income are engineering and management charges of $660,918 related to STC development for Lear 20 RVSM STC and other STC development projects.

Avionics: Sales from the Avionics business segment increased 70.7%, from $1,025,222 in fiscal 2003, to $1,749,555 in fiscal 2004. This increase is directly related to the sales of the defense products. Operating profits increased from a $3,194 loss in fiscal 2003 to a gain of $2,566 in fiscal 2004. Management expects this business segment to increase in future years due to the addition of new TSD and defense products.

Services - SCADA Systems and Monitoring Services: Revenue from Monitoring Services decreased from $1,125,106 in fiscal 2003 to $1,121,403 in fiscal 2004, a decrease of 0.3%. During fiscal 2004, we maintained a relatively level volume of long-term contracts with municipalities. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. Our contracts with our two largest customers have been renewed for fiscal 2005. An operating profit of $13,834 in Monitoring Services was recorded in fiscal 2004, compared to a fiscal 2003 profit of $14,997.

We believe the service business of this segment will continue to grow at a moderate rate. This segment has experienced general stability over the past few years and we expect this trend to continue.

Gaming
-General-

We have advanced and invested a total of $4,718,991 in land, land improvements, professional design fees and other consulting and legal costs related to the development of Indian Gaming facilities. Included in these advances and investments are lands and other areas located adjacent to residential developments. We believe that these tracts could be developed and sold for residential and commercial use, other than Indian gaming, if the gaming enterprises do not open. Additional improvements, including access roads, water and sewer services, etc. are planned for these lands. After these improvements, these lands may be sold in small tracts. This would allow us to recover the majority, if not all, of the land investments and other gaming costs.

-Princess Maria Casino-

We have a management agreement with the Miami Tribe to provide management services. On July 9, 1992, the Tribe requested a compact with the State of Kansas for Class III Indian gaming, on Indian land, known as the Maria Christiana Miami Reserve No. 35, located in Miami County, Kansas. Under the Management Agreement, as approved by the NIGC on January 7, 2000, the Company, as manager, is to receive a 30% share of the profits and reimbursement of development costs.

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

The Miami Tribe challenged this opinion in Federal Court. To prove and protect the sovereignty of the Miami Tribe, and other Indian tribes, relating to their lands, on April 11, 1996, the Court ruled that the Miami Tribe did not have jurisdiction because the BIA had not approved the Tribal membership of the Princess Maria heirs, at the time the management agreement was submitted; therefore, the Court ordered that the NIGC's determination (that Reserve No. 35 is not "Indian land suitable for gaming", pursuant to IGRA) was affirmed. However, the Court noted in its ruling that nothing precludes the Tribe from resubmitting its management agreement to the NIGC, along with evidence of the current owners' consent, and newly adopted tribal amendments. On February 22, 1996, the BIA approved the Miami Tribe's constitution and the membership of the heirs. The Tribe resubmitted the management agreement. Although the Court noted that the Tribe could resubmit the management agreement, the Court did not pass on whether or not a new submission will obtain approval.

The Tribe resubmitted the management agreement and land question to the NIGC in June 1996. In July 1996, the NIGC again requested an opinion from the BIA. On July 23, 1997, the Tribe and the Company were notified that the BIA had again determined that the land was not suitable for gaming, for political policy reasons, without consideration of the membership in the Miami Tribe or recent case law, and the NIGC had to again deny the management agreement. The Tribe filed a suit in the United States District Court in Kansas City, Kansas. On May 15, 1998, the Court determined that the land may be suitable for gaming and remanded the case to the NIGC for the documentation. Therefore, even though the Company and the Tribe believe the BIA and NIGC will agree that the land is "Indian land", and in compliance with all laws and regulations, for a variety of reasons, there is no assurance that the Management Agreement will be approved.

A lawsuit was filed in the United States District Court for the District of Kansas by the State of Kansas against us, the United States, the Business Committee members of the Miami Tribe and others on October 14, 1999, challenging the determination by the NIGC and the United States District Court for the District of Kansas that the Miami Princess Maria Reserve No. 35 was Indian Land. The State of Kansas requested an order by the Court preventing further development of gaming on the Indian land.

The question in the case has been remanded to the NIGC for further review. All of the defendants believe the determination of Indian land is a power reserved for the United States by the Constitution of the United States. The NIGC has not made a further determination on the question. The Miami Tribe expects to eventually receive a favorable determination.

The total advances and investment related to the Princess Maria at April 30, 2004, was $888,802. This amount is net of a reserve of $1,413,511, which represents the current net realizable value of the advanced receivable.

-Stables Bingo and Off-Track Betting-

We have a signed Management Agreement with the Miami and Modoc Tribes. A Class III Indian Gaming Compact for a joint venture by the Miami and Modoc Tribes, both of Oklahoma, has been approved by the State of Oklahoma and by the Assistant Secretary, Bureau of Indian Affairs for the U.S. Department of the Interior. The Compact was published in the Federal Register on February 6, 1996, and is, therefore, deemed effective. The Compact authorizes Class III (Off-Track Betting "OTB") along with Class II (high stakes bingo) at a site within the boundaries of the City of Miami, Oklahoma. The Stables opened in September 1998.

We are providing consulting and construction management services in the development of the facility and manages the joint-venture operation for the tribes. The STABLES facility was expanded in April 2002 to approximately 30,000 square feet and is located directly south of the Modoc Tribal Headquarters building in Miami. The complex contains off-track betting windows, a bingo hall, bar and a restaurant. Our Management Agreement was approved by the NIGC on January 14, 1997. Under the Management Agreement, as approved, our subsidiary, as manager, is to receive a 30% share of the profits and reimbursement of development costs. The current management agreement expired in September 2003. The Miami and the Modoc Tribes and Butler National Service Corporation (BNSC) have agreed to amend the agreement to extend the expiration date through September 2008 and to reduce the management fee from 30% to 20% of the profits beginning in October 2003. At the end of the initial contract term, the Stables had fully paid all advances by Butler National related to the construction of the Stables. The amendment to the agreement was approved by the NIGC.

-Shawnee Reserve No. 206-

In 1992, we signed a consulting agreement and have maintained a business relationship with approximately seventy Indian and non-Indian heirs (the "Owners") of the Newton McNeer Shawnee Reserve No. 206 ("Shawnee Reserve No. 206"). This relationship includes advances for assistance in the defense of the property against adverse possession (by one family member) in exchange for being named the manager of any Indian gaming enterprises that may be established on the land. As a result of our assistance, the Owners are in the process of becoming the undisputed beneficial owners of approximately 72 acres of the Shawnee Reserve No. 206, as ordered by the United States District Court for the District of Kansas. We have advanced funds to purchase an additional 9 acres contiguous to the Indian land providing access.

Shawnee Reserve No. 206 has been a part of the Shawnee Reservation in Kansas Territory since 1831 and was reserved as Indian land and not a part of the State of Kansas, when Kansas became a state in 1861. The Indian land is approximately 25 miles southwest from downtown Kansas City, Missouri.

We maintain a relationship and have a consulting agreement to assist with the proposed establishment. This agreement is signed by the owners and the Shawnee Tribe. The Shawnee Tribe is a federally recognized tribe. The Indian Owners of Shawnee Reserve No. 206 have federal Indian membership cards.

We believe that there is a significant opportunity for Indian gaming on the Shawnee Reserve No. 206. However, none of the above agreements have been approved by the BIA, or the NIGC, or any other regulatory authority. There can be no assurance that these or future agreements will be approved nor that any Indian gaming will ever be established on the Shawnee Reserve, or that we will be the Management Company.

The total advances and investment related to Shawnee Reserve No. 206 at April 30, 2004, was $1,005,248 This amount is net of a reserve of $849,222, which represents the current net realizable value of the advanced receivable.

-Modoc Bingo-

We signed a consulting agreement with the Modoc Tribe on April 21, 1993. As a part of this project, we have a management agreement with the Modoc Tribe to construct and operate an Indian gaming facility on Modoc Reservation lands in Eastern Oklahoma. The Management Agreement was filed with the NIGC on June 7, 1994 for review and approved on July 11, 1997. The Tribe and the Company have not determined a schedule for this project.

The total advances and investment related to the Modoc Tribe at April 30, 2004, was $112,501. This amount is net of a reserve of $373,271, which represents the current net realizable value of the advanced receivable.

Corporate / Professional Services: We provide as a management service licensed architectural services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design and graphic representation.

Selling, General and Administrative (SG&A): Expenses increased $473,680 or 19.4% in fiscal year 2004. These expenses were $2,910,775, or 28.8% of revenue, in fiscal 2004, and $2,437,095, or 38.8% of revenue in fiscal 2003.

Other Income (Expense): Other expense increased from $119,058 in fiscal 2003 to $162,583 in fiscal 2004.

Fiscal 2003 compared to Fiscal 2002
Our sales for fiscal 2003 were $6,284,828, a decrease of 30.4% from fiscal 2002 sales of $9,028,762. Discussion of specific changes by operation follows.

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

Avionics: Sales from the Avionics business segment decreased 58.9%, from $2,495,547 in fiscal 2002, to $1,025,222 in fiscal 2003. This decrease is directly related to the sales of the Butler National Transient Suppression Device (TSD) for the Boeing 747 Classic aircraft. Sales of switching units to the major OEM customer decreased due to the phase out schedule of this type of aircraft. Operating profits decreased from $640,578 in fiscal 2002 to a loss of $3,194 in fiscal 2003. Management expects this business segment to increase in future years due to the addition of new TSD products and defense products.

Services - SCADA Systems and Monitoring Services: Revenue from Monitoring Services decreased from $1,199,853 in fiscal 2002 to $1,125,106 in fiscal 2003, a decrease of 6.2%. During fiscal 2003, we maintained a relatively level volume of long-term contracts with municipalities. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. Our contracts with its two largest customers have been renewed for fiscal 2004. An operating profit of $14,997 in Monitoring Services was recorded in fiscal 2003, compared to a fiscal 2002 profit of $2,701.

We believe the service business of this segment will continue to grow at a moderate rate. This segment has experienced general stability over the past few years and we expect this trend to continue.

Corporate / Professional Services: We provide as a management service licensed architectural services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design and graphic representation.

Selling, General and Administrative (SG&A): Expenses decreased $10,424 or 0.4% in fiscal year 2003. These expenses were $2,437,095, or 38.8% of revenue, in fiscal 2003, and $2,447,519, or 27% of revenue in fiscal 2002.

Other Income (Expense): Other expense decreased from $150,872 in fiscal 2002 to $119,058 in fiscal 2003.

Liquidity and Capital Resources

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to the Company's operating line was $269,740 at April 30, 2004, and $380,481 at April 30, 2003.

Our unused line of credit at April 30, 2004 was $230,260. As of July 9, 2004, our unused line of credit was $261,709. Our line of credit is $500,000. The interest rate on our line of credit is prime plus two (with a floor of 7.0%). As of July 9, 2004, the interest rate is 7.0%. We opened a new line of credit at Industrial State Bank on February 10, 2004 at an interest rate of 7.0%. This line of credit is used to support the additional inventory requirements of the RVSM product line. The current debt relating to this line of credit at April 30, 2004 was $1,177,758 and remains the same at July 9, 2004.

We plan to continue using the promissory notes-payable to fund working capital. We believe the extensions will continue and do not anticipate the repayment of these notes in fiscal 2005. The extensions of the promissory notes-payable is consistent with prior years. If the Bank were to demand repayment of all notes-payable we currently do not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

We do not, as of April 30, 2004, have any material commitments for other capital expenditures other than under the terms of the Indian gaming Management Agreements. Depending upon the development schedules, we will need additional funds to complete our currently planned Indian gaming opportunities. We will use current cash available as well as additional funds, for the start up and construction of gaming facilities. We anticipate initially obtaining these funds from internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. We expect that our start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

Analysis of Cash Flow

During fiscal 2004, our cash position increased by $782,659. A majority of the cash flow in fiscal 2004 is due to loan proceeds for the anticipated build up of inventories for RVSM production.

Investing Activities: The $324,565 decrease in the note receivable are payments under the note from the Stables bingo facility. The remaining cash used in investing activities is due to the use of approximately $31,730 related to the development of Indian gaming, approximately $85,860 to the purchase of tooling and equipment for Modifications, Maintenance and Avionics Services and $100,000 for the purchase of an STC.

Financing Activities: The cash used in financing activities resulted in the increase of debt to $1,781,871.

Revenue Recognition

We perform aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of- completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. Revenue is recorded on all other products upon delivery to the customer.

Changing Prices and Inflation

We did not experience any significant pressure from inflation in 2004.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
	Payments Due By Period (Dollars in thousands)
Contractual Obligations	Total	Less than 1 Year	2 Years fy2006	3 Years fy2007	4 Years fy2008	5 Years fy2009	More than 5 Years
Long-Term Debt Obligations	$1,969	$440	$375	$555	$212	$180	$207

Capital Lease Obligations	$1	$1	$0	$0	$0	$0	$0

Operating Lease Obligations	$73	$73	$0	$0	$0	$0	$0

Purchase Obligations	$0	$0	$0	$0	$0	$0	$0

Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP	$0	$0	$0	$0	$0	$0	$0
TOTAL	$2,043	$514	$375	$555	$212	$180	$207
Item 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity

The table below provides information about our other financial instruments that are sensitive to changes in interest rates including debt obligations.

For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates based upon the rate at the reporting date.

Expected Maturity Date (Dollars in thousands)
	2005	2006	2007	2008	2009	Total	Fair Value
Assets
Note receivable:	$0	$0	$0	$0	$0	$0	$0
Variable rate Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Liabilities
Long-term debt:	$440	$375	$555	$212	$180	$1,969	$1,969
Variable rate Average interest rate	6.5%	6.5%	6.5%	6.5%	6.5%	6.5%	6.5%
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements of the Registrant are set forth on pages 30 through 49 of this report.
Item 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We have had no changes in or disagreements with the accountants.
Item 9A Controls and Procedures

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the directors, their principal occupations for at least the past five years are set forth below, based on information furnished to us by the directors.

Name of Nominee and Director and Age	Served Since	Principal Occupation for Last Five Years and Other Directorships
Clark D. Stewart (64)	1989

President of the Company from September 1, 1989 to present. President of Tradewind Systems, Inc. (consulting and computer sales) 1980 to present; Executive Vice President of RO Corporation (manufacturing) 1986 to 1989; President of Tradewind Industries, Inc. (manufacturing) 1979 to 1985.

R. Warren Wagoner (52)	1986

Chairman of the Board of Directors of the Company since August 30, 1989 and President of the Company from July 26, 1989 to September 1, 1989. Sales Manager of Yamazen Machine Tool, Inc. from March, 1992 to March, 1994; President of Stelco, Inc. (manufacturing) 1987 to 1989; General Manager, AmTech Metal Fabrications, Inc., Grandview, MO 1982 to 1987.

William E. Logan (66)	1990

Vice President and Treasurer of WH of KC, Inc. (Wendy's franchisee) June, 1984 to present. Vice President and Treasurer of Valley Foods Services, Inc. (wholesale food distributor) June, 1988 to April, 1993. Professional practice as a Certified Public Accountant 1965 to 1984.

William A. Griffith (57)	1990

Secretary of the Company, President of Griffith and Associates (management consulting) since 1984. Management consultant for Diversified Health Companies (management consulting) from 1986 to 1989 and for Health Pro (health care) from 1984 to 1986. Chief Executive Officer of Southwest Medical Center (hospital) from 1981 to 1984.

David B. Hayden (58)	1996

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

The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of shareholders and at special meetings held during the year. The executive officers are as follows:

Name	Age	Position
R. Warren Wagoner	52	Chairman of the Board of Directors
Clark D. Stewart	64	President and Chief Executive Officer
Christopher J. Reedy	38	Vice President
William A. Griffith	57	Secretary
Angela D. Seba	40	Chief Financial Officer
Kathy L. Gorrell	44	Treasurer
Larry W. Franke	60	President of Avcon Industries, Inc., a wholly-owned subsidiary of the Company
Jon C. Fischrupp	64	President of Butler National Services, Inc., a wholly-owned subsidiary of the Company
Jeffrey H. Shinkle	35	President of BCS Design, Inc., a wholly-owned subsidiary of the Company

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

Item 11. EXECUTIVE COMPENSATION
SUMMARY

The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (determined as of the end of the last fiscal year) for the fiscal years ended April 30, 2004, 2003 and 2002:

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation Awards Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities UnderlyingOptions (no.)(1)	LTIP Payouts ($)	All Other Compensation ($)
Clark D. Stewart, President ,CEO and Director	04 03 02	297,345 287,400 245,589	--- --- ---	--- --- ---	--- --- ---	--- 325,000 150,000	--- --- ---	--- --- ---

Christopher J. Reedy Vice President	04 03 02	139,337 121,006 100,720	--- --- ---	--- --- ---	--- --- ---	--- 150,000 50,000	--- --- ---	--- --- ---

Larry W. Franke President of Avcon Industries	04 03 02	155,778 143,006 128,542	--- --- ---	--- --- ---	--- --- ---	--- 100,400 50,000	--- --- ---	--- --- ---
(1) Represents options granted or (cancelled) pursuant to the Company's Nonqualified Stock Option Plans.
OPTION GRANTS, EXERCISES AND HOLDINGS
The following table provides further information concerning grants of stock options pursuant to the 1989 Nonqualified Stock Option Plan during the fiscal 2004 year to the named executive officers:
OPTION GRANTS IN LAST FISCAL YEAR
Individual Grants No options were granted in the last fiscal year.
The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the Company's last fiscal year:
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
			Number of Securities Underlying Unexercised Options at FY-End (no.)	Value of Unexercised In-the-Money Options at FY-End ($)
Name	Shares Acquired on Exercise (no.)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Clark D. Stewart, Chief Executive Officer	-	-	2,700,000 / 0	550,900/0

Christopher J. Reedy, Vice President	-	-	300,000/ 0	120,500/0

Larry W. Franke, President of Avcon Ind.	-	-	571,000/ 0	149,406/0
COMPENSATION OF DIRECTORS

Each non-officer director is entitled to a director's fee of $100 for meetings of the Board of Directors which he attends. Officer-directors are not entitled to receive fees for attendance at meetings.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

On April 30, 2001, the Company extended the employment agreement through August 31, 2006 with Clark D. Stewart under the terms of which Mr. Stewart was employed as the President and Chief Executive Officer of the Company. On January 27, 2004 the Company extended the employment agreement with Mr. Stewart with the terms as currently provided including annual increases of 5% through December 31, 2010. In the event Mr. Stewart is terminated from employment with the Company other than "for cause," Mr. Stewart shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the employment agreement. Mr. Stewart is also granted an automobile allowance of $600 per month.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors is comprised of Mr. Wagoner, Mr. Stewart, Mr. Griffith Mr. Hayden and Mr. Logan. Mr. Wagoner is the Chairman, Mr. Stewart is the President and Chief Executive Officer of the Company and Mr. Griffith is the Secretary of the Company.

During fiscal 2004, the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $87,080. William A. Griffith, who is a director for the Company, is a principal at Griffith & Associates. It is anticipated that Griffith & Associates will continue to provide services for the Company.

During fiscal 2004, the consulting firm of Butler Financial Corporation provided business consulting services to the Company in the amount of $96,000. R. Warren Wagoner, who is a director for the Company, is a principal at Butler Financial Corporation. It is anticipated that Butler Financial Corporation will continue to provide services for the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, with respect to the Company's common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company's voting securities as of July 9, 2004.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Clark D. Stewart 19920 West 161st Street Olathe, Kansas 66062 R. Warren Wagoner 19920 West 161st Street Olathe, Kansas 66062	5,571,390(2) 4,463,983(4)	13.8% 11.1%

(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2) Includes 2,700,000 shares which may be acquired by Mr. Stewart pursuant to the exercise of stock options which are exercisable.

The following table sets forth, with respect to the Company's common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of April 30, 2004.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Larry W. Franke William A. Griffith David B. Hayden William E. Logan Christopher J. Reedy Clark D. Stewart R. Warren Wagoner All Directors and Executive Officers as a Group (11 persons)	571,000(6) 1,231,983(5) 1,513,683(7) 985,000(3) 305,000(8) 5,571,390(2) 4,463,983(4) 16,122,039(9)	1.4% 3.1% 3.8% 2.4% 0.8% 13.8% 11.1% 39.8%

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
(5) Includes 425,000 shares, which may be acquired by Mr. Griffith pursuant to the exercise of stock options, which are exercisable.
(6) Includes 571,000 shares, which may be acquired by Mr. Franke pursuant to the exercise of stock options, which are exercisable.
(7) Includes 775,000 shares, which may be acquired by Mr. Hayden pursuant to the exercise of stock options, which are exercisable.
(8) Includes 300,000 shares, which may be acquired by Mr. Reedy pursuant to the exercise of stock options, which are exercisable.
(9) Includes 8,986,000 shares for all directors and executive officers as a group, which may be acquired pursuant to the exercise of stock options, which are exercisable.

The Company does not have any equity compensation plans which have not been approved by security holders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2004, the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $87,080. William A. Griffith, who is a director for the Company, is a principal at Griffith & Associates. It is anticipated that Griffith & Associates will continue to provide services for the Company.

During fiscal 2004, the consulting firm of Butler Financial Corporation provided business consulting services to the Company in the amount of $96,000. R. Warren Wagoner, who is a director for the Company, is a principal at Butler Financial Corporation. It is anticipated that Butler Financial Corporation will continue to provide services for the Company.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fee Type	Fiscal 2004	Fiscal 2003
Audit fees [a] Audit related fees [b] Tax fees [c] All other fees [d] Total	$50,275 - 7,500 - --------- $57,775	$42,500 - 12,000 - --------- $54,500

a - Includes fees billed for professional services rendered in connection with the audit of the annual financial statements and for the review of the quarterly financial statements.

b - Includes fees billed for professional services rendered in connection with assurance and other activities not explicitly related to the audit of Butler's financial statements, including the audits of Butler's employee benefit plans, contract compliance reviews and accounting research.

c - Includes fees billed for domestic tax compliance and tax audits, corporate-wide tax planning and executive tax consulting and return preparation.

d - Includes fees billed for financial systems design and implementation services.

The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to Butler by its independent auditor. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by Weaver and Martin LLC for fiscal 2005.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) Documents Filed As Part of Form 10-K Report.
(1) Financial Statements:
Description	Page No.
Report of Independent Accountants	30
Consolidated Balance Sheet as of April 30, 2004 and 2003	31
Consolidated Statements of Operations for the years ended April 30, 2004, 2003 and 2002	32
Consolidated Statements of Shareholders' Equity for the years ended April 30, 2004, 2003 and 2002	33
Consolidated Statements of Cash Flows for the years ended April 30, 2004, 2003 and 2002	34
Notes to Consolidated Financial Statements	35-49
(2) Financial Statement Schedules

Schedule	Description	Page No.
II.	Valuation and Qualifying Accounts and Reserves for the years ended April 30, 2004, 2003 and 2002	49
All other financial statements and schedules not listed have been omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.
(3) Exhibits Index:
No.	Description	Page No.
3.1	Articles of Incorporation, as amended and restated, are incorporated by reference to Exhibit 3.1 of the Company's Form DEF 14A filed on December 26, 2001	*
3.2	Bylaws, as amended, are incorporated by reference to Exhibit A of the Company's Form DEF 14A filed on December 15, 2003	*
4.1

Certificate of Rights and Preferences of $100 Class A Preferred Shares of the Company, are incorporated by reference to Exhibit 4.1 of the Company's Form 10-K/A, as amended, for the year ended April 30, 1994.

*
4.2

Certificate to Set Forth Designations, Preferences and Rights of Series C Participating Preferred Stock of the Company, are incorporated by reference to Exhibit 1 of the Company's Form 8-A (12G) filed on December 7, 1998.

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

21	List of Subsidiaries	50
23.1	Consent of Independent Public Accountants	51
27.1	Financial Data Schedule (EDGAR version only). Filed herewith.	*
99	Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Reform Act of 1995.	52
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	53
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	54
* Incorporated by reference
** Relates to executive officer employment compensation
(b)	Reports On Form 8-K.

Report under Item 5 and Item 7, the issue of a press release related to the announcement of the expansion of its turn-key certification business with the additions of Lloyd Bingham, Jr. and C. Todd Hembree as filed on February 11, 2004.

*
	Report under Item 5 and Item 7, the issue of a press release related to the announcement of the completion of Learjet 20 series RVSM flight testing filed on February 23, 2004.	*

Report under Item 5 and Item 7, the issue of a press release related to the announcement that Best Aeronet Aviation had selected Avcon Industries, a wholly owned subsidiary of Butler National Corporation, to provide the Reduced Vertical Separation Minimums (RVSM) for its fleet of shared-ownership Learjet 20 series airplanes filed on March 3, 2004.

*

Report under Item 7 and Item 12, the issue of a press release related to the filing of Butler National Corporation's quarterly report on Form 10-Q with the Securities and Exchange Commission for the period ending January 31, 2004 filed on March 11, 2004.

*

Report under Item 5 and Item 7, the issue of a press release related to the announcement that the FAA had issued RVSM Group Approval to Avcon Industries, a wholly owned subsidiary of Butler National Corporation, for its Supplemental Type Certificate Number ST01195WI filed on April 21, 2004.

*
(c)	Exhibits. Reference is made to Item 15(a)(3).	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 28, 2004
BUTLER NATIONAL CORPORATION /s/ Clark D. Stewart Clark D. Stewart, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Clark D. Stewart Clark D. Stewart	President, Chief Executive Officer and Director (Principal Executive Officer)	July 28, 2004
/s/ R. Warren Wagoner R. Warren Wagoner	Chairman of the Board and Director	July 28, 2004
/s/ William A. Griffith William A. Griffith	Director	July 28, 2004
/s/ William E. Logan William E. Logan	Director	July 28, 2004
/s/ David B. Hayden David B. Hayden	Director	July 28, 2004
/s/ Angela D. Seba Angela D. Seba	Chief Financial Officer	July 28, 2004

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures or caused such disclosure and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Date: July 28, 2004	s/s Clark D. Stewart Clark D. Stewart President and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures or caused such disclosure and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Date: July 28, 2004	s/s Angela D. Seba Angela D. Seba Chief Financial Officer

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS

AS OF APRIL 30, 2004

TOGETHER WITH AUDITORS' REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Butler National Corporation

We have audited the accompanying consolidated balance sheet of Butler National Corporation as of April 30, 2004 and 2003 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Butler National Corporation as of April 30, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Weaver & Martin, LLC
Kansas City, Missouri
July 28, 2004

BUTLER NATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS as of April 30, 2004 and 2003

	2004	2003		2004	2003
ASSETS			LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$1,160,914	$378,255	Bank overdraft payable	$401,674	$38,200
Accounts receivable, net of allowance for doubtful	646,762	399,576	Promissory notes payable	2,460,998	530,482
Accounts of $25,576 in 2004 and $10,719 in 2003			Current maturities of long-term debt and capital lease	440,254	457,423
			obligations
Note receivable from Indian Gaming Developments	-	324,565	Accounts payable	448,204	407,581
		-	Customer deposits	134,985	-
Inventories -			Accrued liabilities -
Raw materials	2,576,432	2,092,578	Compensation and compensated absences	370,689	305,364
Work in process	1,226,586	361,983	Other	223,961	153,458
Finished goods	66,803	62,831		-------------------	-------------------
Aircraft	2,607,387	1,278,548	Total current liabilities	4,480,765	1,892,508
	-------------------	------------------
	6,477,208	3,795,940	LONG-TERM DEBT, AND CAPITAL LEASE NET OF	1,528,267	1,659,743
			CURRENT MATURITIES
Prepaid expenses and other current assets	126,667	43,595
	-------------------	------------------		-------------------	-------------------

Total current assets	8,411,551	4,941,931	Total liabilities	6,009,032	3,552,251

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	952,800	948,089	Preferred stock, par value $5:
Machinery and equipment	1,294,249	1,239,974	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	669,813	642,940	Designated Classes A and B 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	-------------------	------------------	liquidation and redemption value $100,
Total cost	2,921,111	2,835,252	no shares issued and outstanding	-	-
Accumulated depreciation	(1,947,111)	(1,861,119)	$1,000 Class B, 6%, convertible cumulative,
	-------------------	------------------	liquidation and redemption value $1,000
	974,000	974,133	no shares issued and outstanding	-	-

SUPPLEMENTAL TYPE CERTIFICATES	1,190,266	1,210,649	Common stock, par value $.01:
			Authorized 100,000,000 shares
INDIAN GAMING:			issued and outstanding 40,305,871 shares
Note receivable from Indian Gaming	-	-	in 2004 and 39,339,147 in 2003	403,059	386,360
ADVANCES FOR INDIAN GAMING DEVELOPMENTS	2,006,551	1,974,821
(net of reserves of $2,712,440)			Capital contributed in excess of par	10,384,687	10,173,920
	-------------------	------------------
Total Indian Gaming	2,006,551	1,974,821	Treasury stock at cost (600,000 shares)	(732,000)	(732,000)

OTHER ASSETS	83,400	145,000	Retained earnings	(3,399,010)	(4,133,997)
				-------------------	-------------------
			Total shareholders' equity	6,656,736	5,694,283
	-------------------	-------------------		-------------------	-------------------
Total Assets	$12,665,768	$9,246,534	Total liabilities and shareholders' equity	$12,665,768	$9,246,534
	==========	==========		==========	==========
The accompanying notes are an integral part of these financial statements
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2004, 2003 AND 2002

	2004	2003	2002
NET SALES	$10,121,948	$6,284,828	$9,028,762

COST OF SALES	6,303,602	3,702,157	5,305,315
	-------------------	-------------------	-------------------
	3,818,346	2,582,671	3,723,447

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,910,775)	(2,437,095)	(2,447,519)
	-------------------	-------------------	-------------------
OPERATING INCOME (LOSS)	907,571	145,576	1,275,928

OTHER INCOME (EXPENSE)
Interest expense	(167,453)	(173,627)	(293,270)
Interest revenue	4,724	53,105	125,065
Other	146	1,464	17,333
	-------------------	-------------------	-------------------
Other expense	(162,583)	(119,058)	(150,872)
	-------------------	-------------------	-------------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	744,988	26,518	1,125,056

PROVISION FOR INCOME TAXES	10,000	-	-
	-------------------	-------------------	-------------------
NET INCOME (LOSS)	$734,988	$26,518	$1,125,056
	==========	==========	==========

BASIC EARNINGS (LOSS) PER COMMON SHARE	0.02	$0.00	$0.03
	==========	==========	==========
Shares used in per share calculation	38,944,358	37,921,582	37,284,671
	==========	==========	==========
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.02	$0.00	$0.03
	==========	==========	==========
Shares used in per share calculation	48,382,404	46,426,744	43,007,671
	==========	==========	==========
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED APRIL 30, 2004, 2003, AND 2002
	Preferred Stock	Common Stock	Capital Contributed in Excess of Par	Treasury Stock (Common)	Retained Earnings (deficit)	Total Shareholders' Equity
	--------------------	--------------------	------------------	------------------	--------------------	--------------------
BALANCE, April 30, 2001	$-	$369,041	$9,890,268	$(732,000)	$(5,285,571)	$4,241,738
Issuance of stock -- Other	-	6,383	102,129	-	-	108,512
Conversion of Convertible Debentures	-	9,792	68,208	-	-	78,000
Net income	-	-	-	-	1,125,056	1,125,056
	--------------------	--------------------	------------------	------------------	--------------------	--------------------
BALANCE, April 30, 2002	$-	$385,216	$10,060,605	$(732,000)	$(4,160,515)	$5,553,306

Issuance of stock -- Other	-	1,144	113,315	-	-	114,459
Net income	-	-	-	-	26,518	26,518
	--------------------	--------------------	------------------	------------------	--------------------	--------------------
BALANCE, April 30, 2003	$-	$386,360	$10,173,920	$(732,000)	$(4,133,997)	$5,694,283

Issuance of stock -- Other	-	16,699	210,767	-	-	227,465
Net income	-	-	-	-	734,988	734,988
	--------------------	--------------------	------------------	------------------	--------------------	--------------------
BALANCE, April 30, 2004	$-	$403,059	$10,384,687	$(732,000)	$(3,399,010)	$6,656,736
	===========	===========	==========	==========	===========	===========
The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$734,988	$26,518	$1,125,056
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operations -
Depreciation	85,993	102,896	168,174
Amortization	120,382	75,225	63,018
Provision for obsolete inventories	138,976	11,836	(78,444)
Noncash services and benefit plan contributions	141,340	114,459	108,512

Changes in assets and liabilities -
Accounts receivable	(247,185)	(20,862)	263,850
Inventories	(2,758,645)	(575,639)	232,115
Prepaid expenses and other current assets	(83,072)	(4,572)	(29,293)
Other assets and other	-	-	51,837
Accounts payable	404,097	(87,319)	(423,873)
Customer deposits	134,985	-	(167,530)
Accrued liabilities	135,828	69,154	150,527
	--------------------	--------------------	--------------------
Cash provided by (used in) operating activities	(1,192,313)	(288,304)	1,463,949
	--------------------	--------------------	--------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(85,860)	(47,363)	(66,594)
Advances for Indian Gaming Developments, net	(31,730)	(70,687)	(42,759)
Payments received on Indian Gaming note receivable	324,565	842,272	765,774
Supplemental Type Certificates	(100,000)	-	(10,520)
	--------------------	--------------------	--------------------
Cash provided by (used in) investing activities	106,975	724,222	645,901
	--------------------	--------------------	--------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	86,125	-	-
Net borrowings under promissory notes	1,930,516	212,433	(30,541)
Proceeds from long-term debt and capital lease obligations	390,000	710,188	751,000
Repayments of long-term debt and capital lease obligations	(538,645)	(1,337,433)	(2,581,231)
	--------------------	--------------------	--------------------
Cash provided by (used in) financing activities	1,867,996	(414,812)	(1,860,772)
	--------------------	--------------------	--------------------
NET INCREASE (DECREASE) IN CASH	782,659	21,106	249,078

CASH, beginning of year	378,255	357,149	108,071
	--------------------	--------------------	--------------------
CASH, end of year	$1,160,914	$378,255	$357,149
	============	============	============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$167,454	$173,627	$293,270
Income taxes paid	-	-	-

NON CASH FINANCING ACTIVITIES
Conversion of convertible notes to common stock	$41,500	$ -	$78,000
The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS APRIL 30, 2004

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned subsidiaries, Avcon Industries, Inc. AVT Corporation, BCS Design, Inc., Butler National Services, Inc., Butler National Service Corporation, Butler National Corporation-Tempe (formerly Woodson Avionics, Inc.), and Butler National, Inc., Butler Temporary Services, Inc., Kansas International Corporation (collectively, The Company). Kansas International Corporation was inactive during the years ended April 30, 2004, 2003 and 2002. All significant intercompany transactions have been eliminated in consolidation.

Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas facility. Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, and stability enhancing modifications. Avcon also acquires airplanes, principally Learjets, to refurbish and sell. Butler National Corporation-Tempe is primarily engaged in the manufacture of airborne switching units used in Boeing McDonnell Douglas aircraft, electronic upgrades for classic weapon control systems used by the military and transient suppression devices for Boeing 747 Classic aircraft. Butler National Services is principally engaged in monitoring remote water and wastewater pumping stations through electronic surveillance. Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988. BCS Design provides professional architectural and graphic design services.

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
  Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of the our products.
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

  Long-Lived Assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. We determined that as of April 30, 2004, there had been no impairment in the carrying value of long-lived assets.

  Advances for Indian Gaming Developments: We are advancing funds for the establishment of Indian gaming. These funds have been capitalized in accordance with Statements of Financial Accounting Standards (SFAS) 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Such standard requires costs associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of that project.

Advances to the tribes and for gaming developments are capitalized and recorded as receivables from the tribes. These receivables, shown as Advances for Indian Gaming Development on the balance sheet, represent costs to be reimbursed to us pending approval of Indian gaming in several locations. We have agreements in place which require payments to be made to us for the respective projects upon opening of Indian gaming facilities. Once gaming facilities have gained proper approvals, we will enter into note receivable arrangements with the Tribe to secure reimbursement of advanced funds for the particular project. However, reserves have been recorded for Indian gaming development costs when we are unable to determine whether reimbursement from the tribes will occur. We have agreements with the Tribes to be reimbursed for all costs incurred to develop gaming when the facilities are constructed and opened.

Advances for Indian Gaming Developments totaled approximately $4,718,991 and $4,693,749 at April 30, 2004 and April 30, 2003, respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,712,440 in 2004 and 2003. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event we are unsuccessful in establishing gaming operations, the net advances will be recovered through the liquidation of the associated assets.

As a part of a Management Contract approved by the National Indian Gaming Commission (NIGC) on January 14, 1997, between the Company's wholly owned subsidiary, Butler National Service Corporation, and the Miami Tribe of Oklahoma and the Modoc Tribe of Oklahoma (the Tribes), we agreed to convert their current unsecured receivable from the Tribes to a secured note receivable with the Tribes of $3,500,000 at 2 percent over prime, to be repaid over five years, for the construction of the Stables gaming establishment and reimbursement for previously advanced funds. Security under the contract includes the Tribes' profits from all tribal gaming enterprises and all assets of the Stables except the land and building. In October 2003 the Stables gaming establishment paid off the note.

f) Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations and assemblies on applicable customer-owned aircraft. Costs associated with obtain STCs from the FAA are capitalized and subsequently amortized against revenues being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through costs of sales using the units of production method. The legal life of these STCs is indefinite. Consultant costs, as shown below, include costs of engineering, legal and aircraft specialists. Components of the capitalized costs are as follows:

	2004	2003
	-------------	-------------
Direct labor	$206,752	$206,752
Direct materials	176,610	187,129
Consultant costs	1,464,440	1,464,440
Labor overhead	326,669	326,669
STC purchase	100,000	-
	-------------	-------------
Subtotal	2,274,471	2,184,990
Less-Amortized costs	1,084,205	974,341
	-------------	-------------
Net STC balance	$1,190,266	$1,210,649
	=======	=======
  Bank Overdraft Payable: Our cash management program results in checks outstanding in excess of bank balances in the general disbursement account. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made from funds provided under the terms of our promissory notes agreement.

  Financial Instruments: The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and accrued employee costs approximate fair value because of the short-term maturity of these instruments. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Based upon borrowing rates currently available, the carrying value of notes payable long-term debt and capital lease obligations approximate fair value.

    Revenue Recognition: We perform aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of- completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. Revenue is recorded on all other products upon delivery to the customer.

  Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options, convertible preferred and convertible debentures have been considered in the dilutive earnings per share calculation.

    Stock-based Compensation: We account for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

  Income Taxes: Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expense items are recognized for financial reporting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of deferred tax assets and liabilities give recognition to enacted tax rates in effect in the year the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that we expect to realize.

    Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain its cash in bank deposit accounts that, at times, may exceed federally insured limits.

  Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.

Research and Development: We charge to operations research and development costs. The amount charged in the year ended April 30, 2004 and 2003 was approximately $1,654,111 and $1,128,471 respectively.
Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.
  Warranties: We warrant to our customers that our products and services are in good working order at time of delivery. We warranty that these products will continue to be serviceable for periods from 90 days to up to a maximum of 36 months.

  Recently Issued Accounting Standards: In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the first quarter of fiscal 2004. This interpretation did not affect our financial statements.

  In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The standard is effective for contracts entered onto or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations.

  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 140 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective in the fourth quarter of fiscal year 2003. The adoption of SFAS No. 150 did not have material impact on our financial position or results of operation.

  The rest of this page intentionally left blank.
DEBT: Principal amounts of debt at April 30, 2004 and 2003, consist of the following:
Promissory Notes		2004	2003
	Interest at prime plus 2% (7.0% at April 30, 2004 - with a	$269,740	$380,482
	floor of 7%) due February 25, 2005, collateralized by a
	first or second position on all assets of the Company.

	Interest at prime plus 2% (7.0% at April 30, 2004 - with a	$1,177,758	$-
	floor of 7%) due August 10, 2004, collateralized by a
	first or second position on all assets of the Company.

	Note payable, interest at prime plus 2%, (6.0% at April	$850,000	$-
	30, 2004 - with a floor of 6%) due December 17, 2004
	collateralized by Aircraft and Engine Security Agreements. Agreements.

	Note payable, interest at prime (3.0% at April 30, 2004)	55,000	-
	Due 06-19-04, collateralized by Aircraft Engine Sec. Agmt.

	Note payable, interest generally at 14.0%, collateralized	50,000	50,000
	by a second position on cash flow of the Stables.

	Note payable, interest generally at 12.0%, collateralized	58,500	100,000
	by a second position on cash flow of the Stables.	--------------	---------------
		2,460,998	530,482
		=========	=========
We have promissory notes in which we may borrow a maximum of $500,000 and $1,500,000 respectively. Weighted average interest rates were 6.5% and 6.75% for the years ended 2004 and 2003 respectively.
Other Notes Payable and Capital Lease Obligations
	Note payable, interest at prime plus 2%, (6.0% at April	$924,453	$884,515
	30, 2004 - with a floor of 6%) due August 25, 2006
	collateralized by Aircraft Security Agreements.

	Note payable, interest at prime plus 2% (6.25% at April	-	94,009
	30, 2003) due August 1, 2003. Paid off October 2003.

	Note payable, interest at prime plus 1%, (4.0% at April	411,647	461,044
	30, 2004) due 08-23-07 collateralized by real estate.

	Note payable, interest at prime plus 2% (7.0% at April	155,000	25,000
	30, 2004 - with a floor of 7%) collateralized by a first or
	second position on all assets of the Company.

	Note payable, interest at prime plus 2% (7.5% at April 30,	445,165	578,381
	2004 - with a floor of 7.5%) due 05-13-09 collateralized
	by a first or second position on all assets of the Company.

	Other Notes Payable and Capital Lease Obligations	32,256	74,217
		--------------	--------------
		1,968,521	2,117,166
	Less: Current maturities	440,254	457,423
		--------------	--------------
		$1,528,267	$1,659,743
		========	========
Maturities of long-term debt and capital lease obligations are as follows:

Year Ending 30-Apr	Amount
--------------	--------------
2005	440,254
2006	375,488
2007	555,311
2008	212,002
2009	180,018
Thereafter	205,448
--------------
1,968,521
========
3. INCOME TAXES:

  Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provision of the enacted tax laws. We have net operating loss carryforwards and cumulative temporary differences, which would result in the recognition of net deferred tax assets. A valuation allowance has been provided which reduces the net deferred tax asset to zero. At April 30, 2004, there is approximately $5.3 million of net operating losses, which expire in 2005 to 2017.

The deferred taxes are comprised of the following components:
	April 30, 2004	April 30, 2003
Deferred tax assets
Accounts receivable reserve	$10,000	$4,000
Inventory and other reserves	522,000	415,000
Reserves for Advances for Indian gaming developments	520,000	520,000
Net operating loss carryforwards	2,041,000	2,365,000
	-----------------	-----------------
Total gross deferred tax assets	3,093,000	3,304,000
Valuation allowance	(3,036,000)	(3,110,000)
	-----------------	-----------------
Total deferred tax assets	$57,000	$194,000
	=========	=========

Deferred tax liabilities:
Depreciation	$24,000	$146,000
Accrued interest	33,000	48,000
	-----------------	-----------------
Total deferred tax liabilities	$57,000	$194,000
	=========	=========
Net deferred tax assets at April 30, 2004 have been fully offset by a valuation allowance as it is more likely than not that we will not ultimately realize any benefits.

  A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:
	2004	2003	2002
Statutory federal income tax rate	34.0%	34.0%	34.0%
Changes in valuation allowances	-39.5%	-31.5%	-29.7%
Nondeductible expenses	6.8%	-2.5%	-4.3%
Effective tax rate	1.3%	0.0%	0.0%
4. SHAREHOLDERS' EQUITY:
Common Stock Transactions

  During the year ended April 30, 2004, we issued 300,724 shares valued at $141,340 as the match to the Company's 401(k) plan.

  During the year ended April 30, 2003, we issued 817,565 shares valued at $114,459 as the match to the Company's 401(k) plan.

  During the year ended April 30, 2002, we issued 638,304 shares valued at $108,512 as the match to the Company's 401(k) plan. We issued 979,167 shares were issued under the exchange provisions of the Convertible Debentures.

  During the year ended April 30, 2004, we issued 166,000 shares valued at $41,500 in connection with the exercise of warrants for the reduction of a promissory note.

  During the year ended April 30, 2004, we issued 500,000 shares in connection with the exercise of employee stock options granted through the Company's Non Qualified Stock Option Plans.

  The rest of the page intentionally left blank
5. STOCK OPTIONS AND INCENTIVE PLANS:

  We have nonqualified stock option plans which provide key employees and consultants an opportunity to acquire ownership in the Company. Options are granted under these plans at exercise prices equal to fair market value at the date of the grant, generally exercisable immediately and expire in 10 years. All options terminate if the employee leaves the Company. We account for these plans under Accounting Principles Board Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost been recognized in accordance with Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation, the Company's operating income would have been effected as follows:

	2004	2003	2002
	No options granted in 2004
Dividend yield		0%	0%
Weighted average expected stock volatility		17.0%	17.0%
Weighted average risk free interest rate		3.89%	5.15%
Expected option lives		10 years	10 years
Net income (loss)
As reported	$-	$26,518	$1,125,056
Pro forma	$-	$(230,304)	$979,856

Basic earnings per share
As reported	$-	$0.00	$0.03
Pro forma	$-	$(0.01)	$0.03

Diluted earnings per share
As reported	$-	$0.00	$0.03
Pro forma	$-	$(0.01)	$0.02
The following table summarized the Option Plans:
	Shares	Weighted Average Price

Outstanding at April 30, 2001	11,745,300.48
Granted	1,945,000.17
Cancelled	(541,000)	.09
Exercised	-	-

Outstanding at April 30, 2002	13,199,300.40
Granted	4,809,400.14
Cancelled	(200,000)	.14
Exercised	-	-

Outstanding at April 30, 2003	17,808,700.38
Granted	-	-
Cancelled	-	-
Exercised	(666,000)	.13

Outstanding at April 30, 2004	17,142,700.38

Options available for future issuance (1)	5,325,300

  (1) Options are granted under these plans at exercise prices equal to fair market value at the date of grant.

  7. COMMITMENTS:

  Lease Commitments

  We lease space under operating leases with initial terms of three (3) years. Total rental expense incurred for the years ended April 30, 2004, 2003 and 2002, was $183,425, $173,544 and $146,000, respectively.

  Minimum lease commitments under noncancellable operating leases for the next five (5) years are as follows:

Year Ending Apr-30	Amount
2005	$73,431
2006	-
2007	-
2008	-
2009	-
Thereafter	-

Other Commitments We have a commitment of $40,000 each year for three (3) years in connection with the purchase of Lear STC's and related assets beginning in July 2003. We have not made any payments.
7. CONTINGENCIES:

  We are involved in various lawsuits incidental to its business. Management believes the ultimate liability, if any, will not have an adverse effect on the Company's financial position or results of operations.

  Due to the our financial condition, and the need to reduce expenses, the board of directors approved the elimination of product liability insurance in August, 1989.

  Disclosure on TSD Warranty - We have determined that there is no liability with the TSD warranty.

8. RELATED-PARTY TRANSACTIONS:

  During fiscal 2004, 2003, and 2002, the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $87,080, $104,500, and $92,500 respectively. William A. Griffith, who is a director for the Company, is a principal at Griffith & Associates. It is anticipated that Griffith & Associates will continue to provide services for the Company.

  During fiscal 2004, 2003, and 2002, the consulting firm of Butler Financial Corporation provided business consulting services to the Company in the amount of $96,000 each year. R. Warren Wagoner, who is a director for the Company, is a principal at Butler Financial Corporation. It is anticipated that Butler Financial Corporation will continue to provide services for the Company.

9. 401(K) SAVINGS PLAN

  We have defined a contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least one year of service are eligible to participate in the plan. Employees may contribute up to twelve percent of their pre-tax covered compensation through salary deductions. We match 100 percent of every pre-tax dollar an employee contributes. Employees are 100 percent vested in the employer's contributions after five years of service. Our matching contribution in 2004, 2003 and 2002 was approximately $141,340, $114,459 and $108,512 respectively.

10. COMMON SHARES USED IN EARNINGS PER SHARE CALCULATIONS:
The following table shows the amounts used in computing earnings per share and the effect on income and weighted average number of shares of potential dilutive common stock.
	2004	2003	2002
Earnings (losses) available for
Common shares	$ 734,988	$ 26,518	$ 1,125,056
	===========	===========	===========

Earnings (loss) per share -
Basic	$ 0.02	$ 0.00	$ 0.03
	===========	===========	===========
Diluted	$ 0.02	$ 0.00	$ 0.03
	===========	===========	===========
Weighted average number of common shares used in
Basic EPS	38,944,358	37,921,582	37,284,671
Options	9,438,046	8,505,162	5,723,000
	------------------	------------------	------------------
Weighted number of common shares and dilutive
potential common shares used in dilutive EPS	58,382,404	46,426,744	43,007,671
	===========	===========	===========

  The rest of this page intentionally left blank.

11. INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:
Industry Segmentation
The Company's operations have been classified into six segments in 2004, 2003 and 2002.

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

  Services - SCADA Systems and Monitoring Services - principally includes the monitoring of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector and related repair services. We provide these services through our subsidiary, Butler National Services, Inc. ("Monitoring Services" or "BNS").

Aircraft - Acquisition, Modification and Sales - principally includes the acquisition, modification and resale of Aircraft, principally Learjets.

  Corporate / Professional Services: principally includes providing the management service licensed architectural services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design and graphic representation.

Year ended April 30, 2004
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated (b)
Net Sales	$1,154,423	$1,749,555	$5,609,744	$1,121,403	$0	$486,823	$10,121,948
Depreciation	0	3,474	26,781	20,054	0	35,684	85,993
Operating profit (loss) (a)	27,290	2,566	548,107	13,834	0	315,774	907,571
Capital Expenditures	0	19,600	35,450	(775)	0	31,585	85,860
Interest, net							(162,729)
Other income							146
Income before tax							744,988
Income taxes							10,000
Net profit (loss)							734,988
Identifiable assets	2,112,651	1,212,341	4,840,948	176,649	2,607,387	1,715,792	12,665,768
Year ended April 30, 2003
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated (b)
Net Sales	$1,233,978	$1,025,222	$2,668,396	$1,125,106	$0	$232,126	$6,284,828
Depreciation	0	860	46,547	(846)	0	56,335	102,896
Operating profit (loss) (a)	29,155	(3,194)	(191,396)	14,997	0	296,014	145,576
Capital Expenditures	0	(191)	2,900	20,854	0	23,800	47,363
Interest, net							(120,522)
Other income							1,464
Income before tax							26,518
Income taxes							0
Net profit (loss)							26,518
Identifiable assets	2,552,595	807,318	3,407,893	205,487	1,278,548	994,693	9,246,534
Year ended April 30, 2002
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated (b)
Net Sales	$952,317	$2,495,546	$2,831,197	$1,199,853	$1,425,000	$124,849	$9,028,762
Depreciation	0	1,407	95,891	16,498	0	54,378	168,174
Operating profit (loss) (a)	617,508	640,578	(259,502)	2,701	252,510	22,133	1,275,928
Capital Expenditures	42,759	4,298	40,448	0	0	21,848	109,353
Interest, net							(168,205)
Other income							17,333
Income before tax							1,125,056
Income taxes							-
Net profit (loss)							1,125,056
Identifiable assets	3,265,091	628,478	3,339,865	205,344	1,155,078	944,678	9,538,534
(a) Operating expenses not specifically identifiable are allocated based upon sales, costs of sales, square footage or other factors as considered appropriate.
Major Customers: Sales to major customers (10 percent or more of consolidated sales) were as follows:
	2004	2003	2002
Monitoring services (Plantation)	N/A*	12.2%	N/A*
Aircraft sales (Private corporation)	0%	0%	15.8%
Indian Management Services	11.4%	19.6%	N/A*

  *Sales represented less than 10% of consolidated sales.

  14. Summary of Quarterly Financial Information (Unaudited): The following table sets forth selected unaudited financial information for each quarter of 2004 and 2003 (in thousands, except per share amounts)

2004	First	Second	Third	Fourth	Total
Revenue	$2,024	$2,363	$2,626	$3,109	$10,122
Operating Income (Loss)	230	140	219	318	907
Nonoperating Income (Expense)	(29)	(35)	(41)	(67)	(172)
Net Income (Loss)	201	105	178	251	735
Basic and Diluted Earnings (Loss) per Share	.01	.01	.00	.02	FY - .02
Basic and Diluted Earnings (Loss) per Share	.00	.01	.00	.02	FY - .02

2003	First	Second	Third	Fourth	Total
Revenue	$1,176	$1,598	$1,806	$1,705	$6,285
Operating Income (Loss)	(119)	87	166	11	145
Nonoperating Income (Expense)	(28)	(33)	(27)	(31)	(119)
Net Income (Loss)	(147)	54	139	(20)	26
Basic and Diluted Earnings (Loss) per Share	.00	.00	.00	.00	FY - .00
Basic and Diluted Earnings (Loss) per Share	.00	.00	.00	.00	FY - .00

SCHEDULE II

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED APRIL 30, 2004, 2003 AND 2002
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Description
Year ended April 30, 2004
Allowance for doubtful accounts	$10,719	$14,857	$-	$25,576
Reserve for inventory obsolescence	207,335	138,976	-	346,311
Reserve for Indian gaming development	2,718,928	89,523	96,011	2,712,440
Deferred interest (1)	126,000	-	40,115	85,885
Income tax valuation allowance	3,110,000	-	74,000	3,036,000

Year ended April 30, 2003
Allowance for doubtful accounts	$122,520	$-	$111,801	$10,719
Reserve for inventory obsolescence	195,495	11,840	-	207,335
Reserve for Indian gaming development	2,718,928	-	-	2,718,928
Deferred interest (1)	173,000	-	47,000	126,000
Income tax valuation allowance	3,171,000	-	61,000	3,110,000

Year ended April 30, 2002
Allowance for doubtful accounts	$11,700	$110,820	$-	$122,520
Reserve for inventory obsolescence	325,779	-	130,284	195,495
Reserve for Indian gaming development	2,718,928	-	0	2,718,928
Deferred interest (1)	230,000	-	57,000	173,000
Income tax valuation allowance	3,493,000	-	322,000	3,171,000

(1) Interest to be paid as part of the note payable on discontinued operations.