Form 10-Q
period 2004-07-31
BUTLER NATIONAL CORP
filed 2004-09-14
CIK 15847

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended July 31, 2004
Transition Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 (No Fee Required)
For the quarter ended July 31, 2004
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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 10, 2004 was 40,075,871 shares.

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/04	4/30/04		7/31/04	4/30/04
ASSETS	unaudited	audited	LIABILITIES AND SHAREHOLDERS' EQUITY	unaudited	audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$938,886	$1,160,914	Bank overdraft payable	$389,034	$401,674
Accounts receivable, net of allowance for	1,115,837	646,762	Promissory notes payable	3,096,192	2,460,998
doubtful accounts of $25,576 at July 31 and			Current maturities of long-term debt and capital lease	437,604	440,254
$25,576 at April 30, 2004			obligations
			Accounts payable	775,285	448,204
			Customer deposits	-	134,985
Inventories -			Accrued liabilities -
Raw materials	3,805,063	2,576,432	Compensation and compensated absences	377,842	370,689
Work in process	1,106,875	1,226,586	Other	310,669	223,961
Finished goods	45,899	66,803		--------------	--------------
Aircraft	2,607,387	2,607,387	Total current liabilities	5,386,626	4,480,765
	--------------	--------------
	7,565,224	6,477,208	LONG-TERM DEBT, AND CAPITAL LEASE NET	1,418,491	1,528,267
			OF CURRENT MATURITIES
Prepaid expenses and other current assets	40,869	126,667
	--------------	--------------		--------------	--------------
Total current assets	9,660,816	8,411,551	Total liabilities	6,805,117	6,009,032

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	952,800	952,800	Preferred stock, par value $5
Machinery and equipment	1,307,710	1,294,249	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	669,813	669,813	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
Total cost	2,934,572	2,921,111	no shares issued and outstanding	-	-
Accumulated depreciation	(1,953,322)	(1,947,111)	$1,000 Class B, 6%, convertible cumulative,
	--------------	--------------	liquidation and redemption value $1,000
	981,250	974,000	no shares issued and outstanding	-	-

SUPPLEMENTAL TYPE CERTIFICATES	1,190,266	1,190,266	Common stock, par value $.01:
			Authorized 100,000,000 shares
			issued and outstanding 40,675,871 shares	406,759	403,059
			at July 31 and 40,305,871 at April 30, 2004
ADVANCES FOR INDIAN GAMING DEVELOPMENTS	2,006,551	2,006,551
(net of reserves of $2,712,440)			Capital contributed in excess of par	10,417,487	10,384,687

			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)

OTHER ASSETS	83,400	83,400	Retained earnings	(2,975,080)	(3,399,010)
				--------------	--------------
			Total shareholders' equity	7,117,166	6,656,736
	--------------	--------------		--------------	--------------
Total assets	$13,922,283	$12,665,768	Total liabilities and shareholders' equity	$13,922,283	$12,665,768
	========	========		========	========
The accompanying notes are an integral part of these condensed financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	THREE MONTHS ENDED
	July 31,
	2004	2003
	(unaudited)	(unaudited)

NET SALES	$5,171,758	$2,024,107

COST OF SALES	3,898,738	1,285,292
	---------------	---------------
GROSS PROFIT	1,273,020	738,815

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	772,577	509,394
	---------------	---------------
OPERATING INCOME (LOSS)	500,443	229,421

OTHER INCOME (EXPENSE)
Interest expense	(70,158)	(32,854)
Interest revenue	-	4,014
Other	3,644	20
	---------------	---------------
Other expense	(66,514)	(28,820)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	433,929	200,601

PROVISION FOR INCOME TAXES	10,000	-
	---------------	---------------
NET INCOME (LOSS)	$423,929	$200,601
	=========	=========

BASIC EARNINGS (LOSS) PER COMMON SHARE	$.01	$.01
	=========	=========
Shares used in per share calculation	39,256,436	37,921,582

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$.01	$.00
	=========	=========
Shares used in per share calculation	47,957,535	43,635,830

The accompanying notes are an integral part of these condensed financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	THREE MONTHS ENDED
	July 31,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$423,929	$200,601
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	24,534	25,822
Changes in assets and liabilities:
Accounts receivable	(469,075)	(61,771)
Inventories	(1,088,016)	122,329
Prepaid expenses and other current assets	85,798	8,088
Accounts payable	314,441	(90,488)
Customer deposits	(134,985)	-
Accrued liabilities	93,861	29,830
	--------------	--------------
Cash provided by (used in) operations	(749,513)	234,411
	--------------	--------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(31,783)	776
Advances for Indian Gaming Developments, net	-	(25,019)
Payments received on Indian Gaming note receivable	-	218,872
Supplemental Type Certificates	-	(10,000)
	--------------	--------------
Cash provided by (used in) investing activities	(31,783)	185,629
	--------------	--------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	36,500	-
Net borrowings under promissory note	635,194	(179,642)
Repayments of long-term debt and capital lease obligations	(112,426)	(224,910)
	--------------	--------------
Cash provided by (used in) financing activities	559,268	(404,552)
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	(222,028)	15,488

CASH, beginning of period	1,160,914	378,255
	--------------	--------------
CASH, end of period	$938,886	$393,743
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$70,158	$32,854
Income taxes paid	10,000	-

The accompanying notes are an integral part of these condensed financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2004. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2004 are not indicative of the results of operations that may be expected for the year ending April 30, 2005.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years.

2. Advances for Indian Gaming Development: We are advancing funds for the establishment of Indian gaming. These funds have been capitalized in accordance with Statements of Financial Accounting Standards (SFAS) 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Such standard requires costs associated with the acquisition, development, and construction of real estate and real estate related projects to be capitalized as part of that project. The realization of these advances is predicated on the ability of the Company and their Indian gaming clients to successfully open and operate the proposed casinos. There is no assurance that we will be successful. The inability to recover these advances could have a material adverse effect on our financial position and results of operations.

Advances to the tribes and for gaming developments are capitalized and recorded as receivables from the tribes. These receivables, shown as Advances for Indian Gaming Development on the balance sheet, represent costs to be reimbursed to us pending approval of Indian gaming in several locations. We have agreements in place which require payments to be made to us for the respective projects upon opening of Indian gaming facilities. Once gaming facilities have gained proper approvals, we will enter into note receivable arrangements with the tribe to secure reimbursement of advanced funds for the particular project. However, reserves have been recorded for Indian gaming development costs when we are unable to determine whether reimbursement from the tribes will occur. We have agreements with the Tribes to be reimbursed for all costs incurred to develop gaming when the facilities are constructed and open.

Advances for Indian Gaming Developments totaled approximately $4,718,991 and $4,718,991 at July 31, 2004 and April 30, 2004 respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,712,440 at April 30, 2004. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event we are unsuccessful in establishing gaming operations, these net advances will be recovered through the liquidation of the associated assets.

3. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

4. Research and Development: We charge to operations research and development costs. The amount charged in the quarters ended July 31, 2004 and 2003 were approximately $328,127 and $313,000 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

First quarter fiscal 2005 compared to first quarter fiscal 2004
Our sales for the three months ended July 31, 2004 were $5,171,758 compared to $2,024,107 for the three months ended July 31, 2003, an increase of (155%). CAUTION: Modification and Avionics currently contribute to this increase. There can be no assurance that activity will continue at this level.

Discussion of the specific changes by operation follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment including modified aircraft increased $2,054,097 (198.5%) from $1,034,867 in the first quarter of the prior fiscal year to $3,088,964 in the current first quarter of fiscal 2005. First quarter operating income was $473,157 in fiscal 2005 compared to income of $74,495 in fiscal 2004. Our emphasis is on the Learjet 20 series including the purchase, modification and resale of upgraded twenty-first century Learjets. Our long-term effort is to enhance our position in the market and increase market share of all modification products.

Avionics: Sales from the Avionics business segment were $637,389 for the three months ended July 31, 2004 compared to $323,710 in the comparable period of the preceding year, an increase of (97%). The increase resulted from Defense Military related Classic Aviation products sales. Operating profit for the three months ended July 31, 2004, was $51,964 compared to a loss of $43,364 for the three months ended July 31, 2003. Defense and Military related Classic Avionics products are being designed, manufactured and sold to military aircraft manufacturers. Management plans for this business segment to continue to increase in future years due to the additional new Classic Aviation Products.

Services - SCADA Systems and Monitoring Services: Sales from the Scada Systems and Monitoring Services business segment for the three months ended July 31, 2004 were $284,745 compared to sales of $274,233 for the comparable period of the prior year an increase of (3.8%). Operating profit for the three months was $1,861 compared to $3,919 for the three months ended July 31, 2003. Revenue fluctuates due to the introduction of new products and services and related installations of these products. Our contracts with its two largest customers have been renewed for fiscal 2005.

Corporate / Professional Services: We provide as a management service licensed architectural services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design and graphic representation. We also provide as a management service professional design, development and management of Indian gaming establishments. These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of establishments for Indian tribes and others. Management consulting and professional service fees for the three months ended July 31, 2004 were $455,971 compared to $391,928 in the comparable period of the preceding year, an increase of (16.5%). Sales recorded from the development programs related to these services for pass-thru costs were $704,690 for the three months ended July 31, 2004.

Selling, General and Administrative (SG&A): Expenses in the three months ended July 31, 2004, were $772,577 or (15%) of sales compared to $509,394 or (25%) of sales for the three months ended July 31, 2003, an increase of $263,183 or 51.7%.

Other Income (Expense): Other income is $3,644 in the quarter ended July 31, 2004, versus $4,034 in the quarter ended July 31, 2003.

Interest expense for the three months ended July 31, 2004, increased $37,304 from $32,854 in the first quarter of the prior year to $70,158. We continue to use our line of credit to maintain operations.

We employed 74 at July 31, 2004, and 65 at July 31, 2003.

EARNINGS

We recorded income of $423,929 in the three months ended July 31, 2004. This is comparable to income of $200,601 in the three months ended July 31, 2003. Income (Loss) per share is $0.01 and $0.01 for the three months ending July 31, 2004, and July 31, 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to our operating line was $309,934 at July 31, 2004, and was $200,841 at July 31, 2003. Our unused line of credit was approximately $190,066 as of July 31, 2004 and approximately $107,126 as of July 31, 2003. The interest rate on our line of credit is prime plus two (with a floor of 7%). As of September 10, 2004, the interest rate is 7.0%.

We opened a new line of credit at ISB February 10, 2004 to support the additional inventory requirements of the RVSM product line. The current debt relating to this line of credit was $1,177,758 at July 31, 2004.

We have additional short-term promissory notes with two other banks to finance the increased RVSM related activities. Net advances against these loans were $635,194 during the three months ended July 31, 2004.

We plan to continue using the promissory notes payable to fund working capital. We believe the extensions will continue and do not anticipate the repayment of these notes in fiscal 2005. The extension of the promissory notes-payable is consistent with prior years. If the Bank were to demand repayment of the notes payable we currently do not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

We do not, as of July 31, 2004 have any material commitments for other capital expenditures other than the terms of the Indian gaming Management Agreements. Depending upon the development schedules, we will need additional funds to complete its currently planned Indian gaming opportunities. We will use current cash available as well as additional funds, for the start up and construction of gaming facilities. We anticipate initially obtaining these funds from internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. We expect that our start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

FORWARD LOOKING INFORMATION

The information set forth below includes "forward-looking" information as outlined in the Private Securities Litigation Reform Act of 1995. The Cautionary Statements, filed by us as Exhibit 99 to its Form 10-K, are incorporated herein by reference and you are specifically referred to such Cautionary Statements for a discussion of factors which could affect our operations and forward-looking statements contained herein

Part I Item 3:

Quantitative and Qualitative Disclosures about Market Risk
None

Part I Item 4

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
Item 2

Unregistered Shares of Equity Securities and Use of Proceeds
During the quarter ended July 31, 2004, we issued 370,000 shares in connection with the exercise of employee stock options granted through our Non Qualified Stock Option Plans as amended on Form S8 on February 24, 1998..

Item 4	Submission of Matters to Vote of Security Holders None
Item 6	Exhibits and reports on Form 8-K. (A) Exhibits.
3.1 Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
3.2 Bylaws, as amended, are incorporated by reference to Exhibit A of our Form DEF 14A filed on December 15, 2003.
31.1 Certificate of Chief Executive Officer
31.2 Certificate of Chief Financial Officer
32.1 Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
99 Exhibit Number 99.

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2004.

27.1 Financial Data Schedule (EDGAR version only). Filed herewith.
We agree to file with the Commission any agreement or instrument not filed as an exhibit upon the request of the Commission.

  Reports on Form 8-K.
  We reported June 2, 2004 on Form 8-K under Item 5 and Item 7 that we issued a press release regarding the announcement   that Butler had been ranked in Kansas City Star's Top 50 Growth Companies and was ranked number one in the Star 50 List of Percentage Income Gainers in 2003.

  We reported June 8, 2004 on Form 8-K under Item 5 and Item 7 that we issued a press release regarding the announcement of   the completion of 25 RVSM Solution upgrades.

  We reported on July 8, 2004 on Form 8-K under Item 5 and Item 7 that we issued a press release regarding the announcement of   the receipt of an order to install the AVCON Cargo Door Modification in two Dassault Falcon 20 airplanes.

  We reported on July 29, 2004 on Form 8-K under Item 7 and Item 12 that we issued a press release regarding   the fourth quarter and fiscal year end 2004 results of Butler National Corporation and the filing of our annual report on Form 10-K with the Securities and Exchange Commission for the period ending April 30, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
September 14, 2004 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
September 14, 2004 Date	/S/ Angela D. Seba Angela D. Seba (Chief Financial Officer)