Form 10-Q
period 2004-10-31
BUTLER NATIONAL CORP
filed 2004-12-14
CIK 15847

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended October 31, 2004
Transition Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 (No Fee Required)
For the quarter ended October 31, 2004
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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 3, 2004 was 40,125,871 shares.

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	10/31/04	4/30/04	LIABILITIES AND SHAREHOLDERS' EQUITY	10/31/04	4/30/04
	unaudited	audited		unaudited	audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$894,721	$1,160,914	Bank overdraft payable	$640,162	$401,674
Accounts receivable, net of allowance for	998,258	646,762	Promissory notes payable	2,798,164	2,460,998
doubtful accounts of $11,576 at Oct. 31 and			Current maturities of long-term debt and capital lease	427,924	440,254
$25,576 at April 30, 2004			obligations
			Accounts payable	1,088,445	448,204
			Customer deposits	-	134,985
Inventories -			Accrued liabilities -
Raw materials	3,697,973	2,576,432	Compensation and compensated absences	374,609	370,689
Work in process	1,890,457	1,226,586	Other	324,222	223,961
Finished goods	43,630	66,803		--------------	--------------
Aircraft	2,793,302	2,607,387	Total current liabilities	5,653,526	4,480,765
	--------------	--------------
	8,425,362	6,477,208	LONG-TERM DEBT, AND CAPITAL LEASE NET	1,314,339	1,528,267
			OF CURRENT MATURITIES
Prepaid expenses and other current assets	26,801	126,667
	--------------	--------------		--------------	--------------
Total current assets	10,345,142	8,411,551	Total liabilities	6,967,865	6,009,032

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	1,004,300	952,800	Preferred stock, par value $5
Machinery and equipment	1,340,461	1,294,249	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	669,813	669,813	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
Total cost	3,018,823	2,921,111	no shares issued and outstanding	-	-
Accumulated depreciation	(1,974,335)	(1,947,111)	$1,000 Class B, 6%, convertible cumulative,
	--------------	--------------	liquidation and redemption value $1,000
	1,044,488	974,000	no shares issued and outstanding	-	-
			Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	1,190,266	1,190,266	Authorized 100,000,000 shares
			issued and outstanding 40,725,871 shares at
INDIAN GAMING:			at Oct. 31 and 40,305,871 at April 30, 2004	407,259	403,059
ADVANCES FOR INDIAN GAMING DEVELOPMENTS	2,006,551	2,006,551
(net of reserves of $2,712,440 @ Oct. 31 and April 30, 2004)			Capital contributed in excess of par	10,420,112	10,384,687
	--------------	--------------
Total Indian Gaming	2,006,551	2,006,551	Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
			Retained earnings	(2,393,389)	(3,399,010)
OTHER ASSETS	83,400	83,400		--------------	--------------
			Total shareholders' equity	7,701,982	6,656,736
	--------------	--------------		--------------	--------------
Total assets	$14,669,847	$12,665,768	Total liabilities and shareholders' equity	$14,669,847	$12,665,768
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	THREE MONTHS ENDED
	October 31,
	2004	2003
	(unaudited)	(unaudited)

NET SALES	$5,930,581	$2,362,976
COST OF SALES	4,601,562	1,414,704
	---------------	---------------
	1,329,019	948,272

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	662,125	807,955
	---------------	---------------
OPERATING INCOME (LOSS)	666,894	140,317
OTHER INCOME (EXPENSE):
Interest expense	(65,202)	(35,561)
Interest revenue	-	710
Other	-	(20)
	---------------	---------------
Other expense	(65,202)	(34,871)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	601,692	105,446
PROVISION FOR INCOME TAXES	20,000	-
	---------------	---------------
NET INCOME (LOSS)	$581,692	$105,446
	=========	=========

BASIC EARNINGS (LOSS) PER COMMON SHARE:	$.01	$.00
	=========	=========
Shares used in per share calculation	39,599,391	38,333,724

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$.01	$.00
	=========	=========
Shares used in per share calculation	48,423,140	49,162,529

The accompanying notes are an integral part of these statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	SIX MONTHS ENDED
	October 31,
	2004	2003
	(unaudited)	(unaudited)

NET SALES	$11,102,339	$4,387,083
COST OF SALES	8,500,300	2,699,995
	---------------	---------------
	2,602,039	1,687,088

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,434,703	1,317,350
	---------------	---------------
OPERATING INCOME (LOSS)	1,167,336	369,738
OTHER INCOME (EXPENSE):
Interest expense	(135,360)	(68,415)
Interest revenue	-	4,724
Other	3,644	-
	---------------	---------------
Other expense	(131,716)	(63,691)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,035,620	306,047
PROVISION FOR INCOME TAXES	30,000	-
	---------------	---------------
NET INCOME (LOSS)	$1,005,620	$306,047
	=========	=========

BASIC EARNINGS (LOSS) PER COMMON SHARE:	$.03	$.01
	=========	=========
Shares used in per share calculation	39,599,391	38,333,724

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$.02	$.01
	=========	=========
Shares used in per share calculation	48,423,140	49,162,529

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	SIX MONTHS ENDED
	Oct. 31,
	2004	2003
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,005,620	$306,047
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	27,224	44,696

Changes in assets and liabilities:
Accounts receivable	(258,019)	121,514
Inventories	(1,948,154)	(601,680)
Prepaid expenses and other current assets	6,388	10,009
Accounts payable	878,729	134,490
Customer deposits	(134,985)	-
Accrued liabilities	104,181	114,415
	--------------	--------------
Cash provided by (used in) operations	(319,016)	129,491
	--------------	--------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(97,710)	(30,662)
Advances for Indian Gaming Developments	-	35,906
Supplemental Type Certificates	-	(55,000)
	--------------	--------------
Cash provided by (used in) investing activities	(97,710)	(49,756)
	--------------	--------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercise	39,625	-
Net borrowings under promissory note	337,166	(182,282)
Repayments of long-term debt and capital lease obligations	(226,258)	78,159
	--------------	--------------
Cash provided by (used in) financing activities	150,533	(104,123)
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	(266,193)	(24,388)

CASH, beginning of period	1,160,914	378,255
	--------------	--------------
CASH, end of period	$894,721	$353,867
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$135,360	$68,415
Income taxes paid	10,000	-

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2004. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and six months ended October 31, 2004 are not indicative of the results of operations that may be expected for the year ending April 30, 2005.

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

Advances for Indian Gaming Developments totaled approximately $4,718,991 and $4,718,991 at October 31, 2004 and April 30, 2004 respectively, related to the development of Indian gaming facilities. These amounts are net of reserves of $2,712,440 at October 31, 2004 and April 30, 2004 respectively. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event we are unsuccessful in establishing gaming operations, these net advances will be recovered through the liquidation of the associated assets.

3. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options are considered in the dilutive earnings per share calculation.

4. Research and Development: We charge to operations research and development costs. The amount charged in the quarters ended October 31, 2004 and 2003 were approximately $303,191 and $416,118 respectively. The amount charged for the six months ended October 31, 2004 and 2003 were $631,318 and $729,008 respectively.

5. Subsequent Events: On November 30, 2004 we exercised our option to purchase the leased building in Tempe, Arizona for the option price of $1,200,000. This purchase was funded by a bank loan and cash.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

Second quarter fiscal 2005 compared to second quarter fiscal 2004
Our sales for the six months ended October 31, 2004 were $11,102,339 compared to $4,387,083 for the six months ended October 31, 2003, an increase of 153%. CAUTION: Modification and Avionics currently contribute to this increase. There can be no assurance that activity will continue at this level.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment including modified aircraft increased $5,206,387 (233%) from $2,232,667 in the first half of the prior fiscal year to $7,439,054 in the current first half of fiscal 2005. Second quarter operating income was $489,373 in fiscal 2005 compared to income of $213,018 in fiscal 2004. Our emphasis is on the Learjet 20 series including the purchase, modification and resale of upgraded twenty-first century Learjets. Our long-term efforts are to enhance our position in the market and increase market share of all modification products.

Avionics: Sales from the Avionics business segment were $1,432,623 for the six months ended October 31, 2004 compared to $813,197 in the comparable period of the preceding year, an increase of 76.2%. The increase resulted from Defense Military related Classic Aviation products sales. Operating profit for the six months ended October 31, 2004, was $233,167 compared to a loss of $(20,667) for the six months ended October 31, 2003. Defense and Military related Classic Avionics products are being designed, manufactured and sold to military aircraft manufacturers. Management plans for this business segment to continue to increase in future years due to the additional new Classic Aviation Products.

Services - SCADA Systems and Monitoring Services: Sales from the Scada Systems and Monitoring Services business segment for the six months ended October 31, 2004 were $596,999 compared to sales of $577,754 for the comparable period of the prior year an increase of 3.3%. Operating profit for the six months was $114,661 compared to $131,785 for the six months ended October 31, 2003. Revenue fluctuates due to the introduction of new products and services and related installations of these products. Our contracts with our two largest customers have been renewed for fiscal 2005.

Corporate / Professional Services: We provide as a management service licensed architectural services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design and graphic representation. We also provide as a management service professional design, development and management of Indian gaming establishments. These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of establishments for Indian tribes and others. Management consulting and professional service fees for the six months ended October 31, 2004 were $1,633,662 compared to $763,466 in the comparable period of the preceding year, a increase of 114%. Sales recorded from the development programs related to these services for pass-thru costs were $904,881 for the six months ended October 31, 2004.

Selling, General and Administrative (SG&A): Expenses in the six months ended October 31, 2004, were $1,434,703 (13% of sales) compared to $1,317,350 (30% of sales) for the six months ended October 31, 2003, an increase of $117,103 or 8.9%.

Other Income (Expense): Interest expense for the six months ended October 31, 2004, increased $66,945 from $68,415in the first half of the prior year to $135,360. We continue to use our line of credit to maintain operations.

We employed 75 at October 31, 2004 and 61 at October 31, 2003.

EARNINGS

We recorded income of $1,025,620 in the six months ended October 31, 2004. This is comparable to income of $306,047 in the six months ended October 31, 2003. Income (Loss) per share is $0.03 and $0.01 for the six months ending October 31, 2004, and October 31, 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to our operating line was $11,906 at October 31, 2004, and was $198,200 at October 31, 2003. Our unused line of credit was approximately $488,094 as of October 31, 2004 and approximately $301,800 as of October 31, 2003. The interest rate on our line of credit is prime plus two (with a floor of 7%). As of December 3, 2004, the interest rate is 7.0%.

We opened a new line of credit at ISB February 10, 2004 to support the additional inventory requirements of the RVSM product line. The current debt relating to this line of credit was $1,177,758 at October 31, 2004.

We have additional short-term promissory notes with two other banks to finance the increased RVSM related activities. Net advances against these loans were $1,500,000 during the six months ended October 31, 2004.

We plan to continue using the promissory notes payable to fund working capital. We believe the extensions will continue and does not anticipate the repayment of these notes in fiscal 2005. The extension of the promissory notes-payable is consistent with prior years. If the Bank were to demand repayment of the notes payable we currently do not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

We do not, as of October 31, 2004 have any material commitments for other capital expenditures other than the terms of the Indian gaming Management Agreements. Depending upon the development schedules, we will need additional funds to complete our currently planned Indian gaming opportunities. We will use current cash available as well as additional funds, for the start up and construction of gaming facilities. We anticipate initially obtaining these funds, for the start up and construction of gaming facilities. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. We expect that our start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

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
Item 2

Unregistered Shares of Equity Securities and Use of Proceeds

During the quarter ended October 31, 2004, we issued 50,000 shares in connection with the exercise of employee stock options granted through our Non Qualified Stock Option Plans as amended on Form S8 on February 24, 1998.

Item 4	Submission of Matters to Vote of Security Holders None
Item 6	Exhibits and reports on Form 8-K. (A) Exhibits.
3.1 Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
3.2 Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 26, 2001.
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

(B) Reports on Form 8-K.
We reported on September 1, 2004 on Form 8-K under Item 8.01 and 9.01 that we issued a press release announcing the completion of 40 RVSM Solution Upgrades with an additional sixty RVSM orders booked or pending.

We reported on September 15, 2004 on Form 8-K under Item 2.02 and Item 9.01 that we issued a press release regarding the filing of our quarterly report on Form 10-Q with the Securities and Exchange Commission for the period ending July 31, 2004.

We reported on October 12, 2004 on Form 8-K under Item 8.01 and Item 9.01 that we issued a press release announcing RVSM Installation Centers.

We reported on October 19, 2004 on Form 8-K under Item 8.01 and Item 9.01 that we issued a press release announcing a profitable NBAA show with results in excess of $1,500,000.
We reported on October 29, 2004 on Form 8-K under Item 8.01 and Item 9.01 that we issued a press release announcing that Ameristar Jet Charters had selected Avcon Industries, Inc., a subsidiary of Butler National Corporation, had a very successful exposition at the National Business Aviation Association (NBAA) show in Orlando, Florida.

We reported on October 29, 2003 on Form 8-K under Item 5 and Item 7 that they issued a press release announcing its Defense Contracting & Electronics segment in Tempe, AZ, was awarded a contract for up to $2 million from Alliant Techsystems, Inc., Mesa, AZ.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
December 14, 2004 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
December 14, 2004 Date	/S/ Angela D. Seba Angela D. Seba (Chief Financial Officer)

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

Date: December 14, 2004	/s/ Clark D. Stewart Clark D. Stewart President and CEO

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

Date: December 14, 2004	/s/ Angela D. Seba Angela D. Seba Chief Financial Officer