Form 10-Q
period 2005-01-31
BUTLER NATIONAL CORP
filed 2005-02-28
CIK 15847

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended January 31, 2005
Transition Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 (No Fee Required)
For the quarter ended January 31, 2005
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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of February 25, 2005 was 40,415,871 shares.

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	01/31/05	4/30/04	LIABILITIES AND SHAREHOLDERS' EQUITY	01/31/05	4/30/04
	unaudited	audited		unaudited	audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$1,143,141	$1,160,914	Bank overdraft payable	$444,689	$401,674
Accounts receivable, net of allowance for	1,111,017	646,762	Promissory notes payable	3,308,015	2,460,998
doubtful accounts of $11,576 at Jan. 31, 2005 and			Current maturities of long-term debt and capital lease	417,583	440,254
$25,576 at April 30, 2004			obligations
			Accounts payable	1,042,575	448,204
			Customer deposits	140,000	134,985
Inventories -			Accrued liabilities -
Raw materials	4,197,999	2,576,432	Compensation and compensated absences	385,791	370,689
Work in process	1,978,521	1,226,586	Other	389,779	223,961
Finished goods	28,920	66,803		--------------	--------------
Aircraft	2,782,223	2,607,387	Total current liabilities	6,128,432	4,480,765
	--------------	--------------
	8,987,663	6,477,208	LONG-TERM DEBT, AND CAPITAL LEASE NET	2,264,666	1,528,267
			OF CURRENT MATURITIES
Prepaid expenses and other current assets	4,261	126,667
	--------------	--------------		--------------	--------------
Total current assets	11,246,082	8,411,551	Total liabilities	8,393,098	6,009,032

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	2,164,388	952,800	Preferred stock, par value $5
Machinery and equipment	1,437,883	1,294,249	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	680,300	669,813	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
Total cost	4,286,820	2,921,111	no shares issued and outstanding	-	-
Accumulated depreciation	(2,009,619)	(1,947,111)	$1,000 Class B, 6%, convertible cumulative,
	--------------	--------------	liquidation and redemption value $1,000
	2,277,201	974,000	no shares issued and outstanding	-	-
			Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	1,190,266	1,190,266	Authorized 100,000,000 shares
			issued and outstanding 41,015,871 shares at
INDIAN GAMING:			at Jan. 31, 2005 and 40,305,871 at April 30, 2004	410,158	403,059
ADVANCES FOR INDIAN GAMING DEVELOPMENTS	2,006,551	2,006,551
(net of reserves of $2,712,440 at Jan. 31, 2005 and
at April 30, 2004)	--------------	--------------	Capital contributed in excess of par	10,439,462	10,384,687
Total Indian Gaming	2,006,551	2,006,551
			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
OTHER ASSETS	63,400	83,400	Retained earnings	(1,727,218)	(3,399,010)
				--------------	--------------
			Total shareholders' equity	8,390,402	6,656,736
	--------------	--------------		--------------	--------------
Total assets	$16,783,500	$12,665,768	Total liabilities and shareholders' equity	$16,783,500	$12,665,768
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	THREE MONTHS ENDED
	January 31,
	2005	2004
	(unaudited)	(unaudited)

NET SALES	$7,011,117	$2,626,047
COST OF SALES	5,331,619	1,674,543
	---------------	---------------
	1,679,498	951,504

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	910,941	732,094
	---------------	---------------
OPERATING INCOME (LOSS)	768,557	219,410
OTHER INCOME (EXPENSE):
Interest expense	(81,886)	(41,874)
Interest revenue	-	-
Other	-	360
	---------------	---------------
Other expense	(81,886)	(41,514)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	686,671	177,896

PROVISION FOR INCOME TAXES	20,500	-
	---------------	---------------
NET INCOME (LOSS)	$666,171	$177,896
	=========	=========

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.02	$0.00
	=========	=========
Shares used in per share calculation	39,898,681	38,613,390

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.01	$0.00
	=========	=========
Shares used in per share calculation	48,505,192	50,237,790

The accompanying notes are an integral part of these statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	NINE MONTHS ENDED
	January 31,
	2005	2004
	(unaudited)	(unaudited)

NET SALES	$18,113,456	$7,013,130
COST OF SALES	13,831,920	4,374,539
	---------------	---------------
	4,281,536	2,638,591

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,345,644	2,049,443
	---------------	---------------
OPERATING INCOME (LOSS)	1,935,892	589,148
OTHER INCOME (EXPENSE):
Interest expense	(217,246)	(110,289)
Interest revenue	-	4,724
Other	3,645	360
	---------------	---------------
Other expense	(213,601)	(105,205)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,722,291	483,943

PROVISION FOR INCOME TAXES	50,500	-
	---------------	---------------
NET INCOME (LOSS)	$1,671,791	$483,943
	=========	=========

BASIC EARNINGS (LOSS) PER COMMON SHARE:	$0.04	$0.01
	=========	=========
Shares used in per share calculation	39,898,681	38,613,390

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.03	$0.01
	=========	=========
Shares used in per share calculation	48,505,192	50,237,790

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	NINE MONTHS ENDED
	January 31,
	2005	2004
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,671,791	$483,943
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	62,508	64,335

Changes in assets and liabilities-
Accounts receivable	(370,778)	94,555
Inventories	(2,510,455)	(928,749)
Prepaid expenses and other current assets	48,928	22,226
Accounts payable	637,386	299,201
Customer deposits	5,015	-
Accrued liabilities	180,920	63,528
	--------------	--------------
Cash provided by (used in) operating activities	(274,685)	99,039
	--------------	--------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(1,365,708)	(61,192)
Advances for Indian Gaming Developments	-	(33,049)
Supplemental Type Certificates	-	(55,000)
	--------------	--------------
Cash provided by (used in) investing activities	(1,365,708)	(149,241)
	--------------	--------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercise	61,874	63,000
Borrowings under promissory note, net	847,018	(276,520)
Borrowings under long-term debt and capital lease obligations, net	713,728	814,829
	--------------	--------------
Cash provided by (used in) financing activities	1,622,620	601,309
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	(17,773)	551,107

CASH, beginning of period	1,160,914	378,255
	--------------	--------------
CASH, end of period	$1,143,141	$929,362
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$217,246	$110,289
Income taxes paid	10,500	-

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2004. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and nine months ended January 31, 2005 are not indicative of the results of operations that may be expected for the year ending April 30, 2005.

Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.

2. Advances for Indian Gaming: We are advancing funds for the establishment of Indian gaming. These funds have been capitalized in accordance with Statements of Financial Accounting Standards (SFAS) 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Such standard requires costs associated with the acquisition, development, and construction of real estate and real estate related projects to be capitalized as part of that project. The realization of these advances is predicated on the ability of the Company and their Indian gaming clients to successfully open and operate the proposed casinos. There is no assurance that we will be successful. The inability to recover these advances could have a material adverse effect on our financial position and results of operations.

Advances to the tribes and for gaming developments are capitalized and recorded as receivables from the tribes. These receivables, shown as Advances for Indian Gaming Development on the balance sheet, represent costs to be reimbursed us pending approval of Indian gaming in several locations. We have agreements in place which require payments to be made to us for the respective projects upon opening of Indian gaming facilities. Once gaming facilities have gained proper approvals, we will enter into note receivable arrangements with the tribe to secure reimbursement of advanced funds for the particular project.

Advances for Indian Gaming Developments totaled approximately $4,718,991 and $4,718,991 at January 31, 2005 and April 30, 2004 respectively, related o the development of Indian gaming facilities. These amounts are net of reserves of $2,712,440 at January 31, 2005 and April 30, 2004 respectively. Current economic projections for the gaming activities indicate adequate future cash flows to recover the advances. In the event we are unsuccessful in establishing such operations, these net recorded advances will be recovered through the liquidation of the associated assets.

3. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options are considered in the dilutive earnings per share calculation.

4. Research and Development: We charge to operations research and development costs. The amount charged in the quarters ended January 31, 2005 and 2004 were approximately $283,152 and $314,118 respectively. The amount charged for the nine months ended January 31, 2005 and 2004 were $914,469 and $1,043,125 respectively.

5. Acquisitions: We purchased the leased building in Tempe, Arizona for approximately $1,211,500. The purchase was funded by a bank loan and cash.
6. Subsequent Events: We extended our Butler National Services, Inc. lease for another three years beginning April 2005.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

The information set forth below includes "forward-looking" information as outlined in the Private Securities Litigation Reform Act of 1995. The Cautionary Statements, filed by us as Exhibit 99 to our Form 10-K, are incorporated herein by reference and you are specifically referred to such Cautionary Statements for a discussion of factors which could affect our operations and forward-looking statements contained herein.

End of third quarter fiscal 2005 compared to end of third quarter fiscal 2004
Our sales for the nine months ended January 31, 2005 were $18,113,456 compared to $7,013,130 for the nine months ended January 31, 2004, an increase of 158%. Our operating income for the nine months ended January 31, 2005 was $1,935,892 compared to $589,148 for the nine months ended January 31, 2004, an increase of 228%. CAUTION: Modification and Avionics currently contribute to this increase. There is no assurance that activity will continue at this level.

Our sales for the quarter ended January 31, 2005 were $7,011,117 compared to $2,626,047 for the three months ended January 31, 2004, an increase of 167%. Our operating income for the three months ended January 31, 2005 was $768,557 compared to $219,410 for the three months ended January 31, 2004 an increase of 250%. CAUTION: Modification and Avionics currently contribute to this increase. There is no assurance that activity will continue at this level.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment, including modified aircraft, increased $8,962,653 (246%) from $3,641,002 in the nine months of the prior fiscal year to $12,603,655 in the first nine months of fiscal 2005. Nine month operating income was $1,496,094 in fiscal 2005 compared to income of $510,292 in fiscal 2004. Our emphasis is on for the Learjet 20 series including the purchase, modification and resale of upgraded twenty-first century Learjets. Aircraft sales for the nine month ended January 31, 2005 were $455,000. Our long-term effort is to enhance our position in the market and increase market share of all modification products.

Avionics: Sales from the Avionics business segment were $2,244,101 for the nine months ended January 31, 2005 compared to $1,347,420 in the comparable period of the preceding year, an increase of 66%. The increase resulted from Defense Military related Classic Aviation products sales. Operating income for the nine months ended January 31, 2005, was $605,814 compared to a profit of $100,923 for the nine months ended January 31, 2004. Defense and Military related Classic Avionics products are being designed, manufactured and sold to military aircraft manufacturers. Management plans for this business segment to continue to increase in future years due to the additional new Classic Aviation Products.

Services - SCADA Systems and Monitoring Services: Sales from the Scada Systems and Monitoring Services business segment for the nine months ended January 31, 2005 were $907,227 compared to sales of $828,857 for the comparable period of the prior year a increase of 9.5%. Operating profit for the nine months was $324,436 compared to $346,141 for the nine months ended January 31, 2004. Revenue fluctuates due to the introduction of new products and services and related installations of these products. Our contracts with our two largest customers have been renewed for fiscal 2005.

Corporate / Professional Services: We provide as a management service licensed architectural services through our subsidiary BCS Design, Inc. These services include commercial and industrial building design and graphic representation. We also provide as a management service professional design, development and management of Indian gaming establishments. These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of establishments for Indian tribes and others. Management consulting and professional fees for the nine months ended January 31, 2005 were $2,358,472 compared to $1,195,851 in the comparable period of the preceding year, an increase of 97%. Sales recorded from the development programs related to these services for pass-thru costs were $1,363,170 for the nine months ended January 31, 2005.

Selling, General and Administrative (SG&A): Expenses in the nine months ended January 31, 2005, were $2,345,644 or (13%) of sales compared to $2,049,443 or (29%) of sales for the nine months ended January 31, 2004, an increase of $295,200 or 14%.

Other Income (Expense): Interest expense for the nine months ended January 31, 2005, increased $106,956 from $110,289 in the first nine months of the prior year to $217,246. We continue to use its line of credit to maintain operations.

We employed 97 at January 31, 2005, and 68 at January 31, 2004.

EARNINGS

We recorded income of $1,671,791 in the nine months ended January 31, 2005. This is comparable to a profit of $483,943 in the nine months ended January 31, 2004. Income (Loss) per share is $0.04 and $0.01 for the nine months ending January 31, 2005, and January 31, 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Bank (Industrial State Bank) debt related to our operating line was $364,546 at January 31, 2005, and was $145,463 at January 31, 2004. Our unused line of credit was approximately $135,454 as of January 31, 2005 and approximately $354,537 as of January 31, 2004. The interest rate on our line of credit is prime plus two (with a floor of 7%). As of February 25, 2005, the interest rate is 7.0%.

We opened a new line of credit at ISB February 10, 2004 to support the additional inventory requirements of the RVSM product line. The current debt relating to this line of credit was $1,500,000 at January 31, 2005. As of February 25, 2005, the interest rate is 7.0%

We have additional short-term promissory notes with two other banks to finance the increased RVSM and Lear twenty-first century upgrade activities. The current balance of these loans was $1,500,000 at January 31, 2005. As of February 25, 2005 the interest rates ranged from 5% to 6%.

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

We do not, as of January 31, 2005 have any material commitments for other capital expenditures.

FORWARD LOOKING INFORMATION

The information set forth below includes "forward-looking" information as outlined in the Private Securities Litigation Reform Act of 1995. The Cautionary Statements, filed by us as Exhibit 99 to our Form 10-K, are incorporated herein by reference and you are specifically referred to such Cautionary Statements for a discussion of factors which could affect our operations and forward-looking statements contained herein.

Part I Item 3 Quantitative and Qualitative Disclosures about Market Risk
None

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
Item 2.	Changes in Securities. During the third quarter we issued 290,000 shares of common stock related to the exercise of conversion options.
Item 4.	Submission of Matters to Vote of Security Holders. We held the annual meeting of shareholders on January 25, 2005. The following items were submitted to and approved by the shareholders.
Election of Director: William A. Griffith. The ratification of the selection of Weaver & Martin LLC as auditors for the fiscal year ending April 30, 2005.
Item 6.	Exhibits and reports on Form 8-K.
(A) Exhibits. 3.1 Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of the our Form DEF 14A filed on December 26, 2001.
3.2 Bylaws, as amended, are incorporated by reference to Exhibit A of our Form DEF 14A filed on December 15, 2003.
Exhibit 99.

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

(B) Reports on Form 8-K.
We reported on December 15, 2004 on Form 8-K under Items 2 and 9, that we issued a press release regarding the filing of our Quarterly Report for the quarter ending October 31, 2004, on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

We reported on January 27, 2005 on Form 8-K under Items 8 and 9, that we issued a press release regarding the announcement of the results of the annual shareholders meeting and conference call.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
February 28, 2005 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
February 28, 2005 Date	/S/ Angela D. Seba Angela D. Seba (Chief Financial Officer)