Form 10-K
period 2005-04-30
BUTLER NATIONAL CORP
filed 2005-07-28
CIK 15847

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. ----------------------------------
FORM 10-K -----------------------------------
(Mark One) X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended April 30, 2005
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days: Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes___ No X
The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $26,911,494 at July 8, 2005, when the average bid and asked prices of such stock was $0.65.
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 8, 2005, was 52,576,044 shares.
DOCUMENTS INCORPORATED BY REFERENCE: NONE
This Form 10-K consists of 57 pages (including exhibits). The index to exhibits is set forth on pages 26-28.
PART I
Item 1. BUSINESS
Forward Looking Information

The information set forth below includes "forward-looking" information as outlined in the Private Securities Litigation Reform Act of 1995. The Cautionary Statements, filed by us as Exhibit 99 to this Form 10-K, are incorporated herein by reference and you are specifically referred to such Cautionary Statements for a discussion of factors which could affect our operations and forward-looking statements contained herein.

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

Avionics - principally includes the manufacture, sale and service of airborne electronic switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90 and the KC-10 aircraft, Transient Suppression Devices (TSD's) for fuel tank protection on Boeing Classic 737 and 747 aircraft and other Classic aircraft using a capacitance fuel quantity indicating system ("FQIS"), airborne electronics upgrades for classic weapon control systems used on military aircraft and vehicles, and consulting services with airlines and equipment manufacturers regarding fuel system safety requirements. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona and the services through Butler National Corporation - Olathe, Kansas ("Avionics", "Classic Aviation Products", "Safety Products", "Switching Units", or "WAI").

Aircraft - Acquisition, Modification and Sales - The Company through its Avcon subsidiary actively pursues and purchases airplanes, principally Learjets, modifies the planes and sells the planes directly to customers or receives a broker fee for finding a specific airplane. Also, the Company owned aircraft are sometimes used to prove the design testing and compliance of the STC modification during the FAA approval process.

Services - SCADA (Supervisory Control and Data Acquisition) Systems and Monitoring Services - principally includes the monitoring and related repair services of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector. We provide these services through our subsidiary, Butler National Services, Inc. ("Monitoring Services" or "BNS").

Corporate / Professional Services - provides as a management service licensed architectural services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design and graphic representation. Flight and engineering consulting services are also provided.

Gaming - principally includes business management services and advances to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. We provide these management services and advances through our subsidiary, Butler National Service Corporation ("Management Services", "Gaming" "IGC" or "BNSC").

Assets as of April 30, 2005 and Net Revenues for the year ended April 30, 2005.
Industry Segment	Assets	Revenue
Aircraft Modifications	45.0%	70.5%
Aircraft	16.6%	1.9%
Avionics	18.0%	13.1%
Gaming	11.7%	4.7%
Monitoring Services	1.2%	5.2%
Corporate / Professional Services	7.5%	4.6%
Regulations

Regulation Under Federal Aviation Administration: Our Avionics and Modifications segments are subject to regulation by the Federal Aviation Administration ("FAA"). We manufacture products and parts under FAA Parts Manufacturing Authority (PMA) requiring qualification and traceability of all materials and vendors used by us. We make aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA. We repair aircraft parts pursuant to the authority granted by our FAA Authorized Repair Station. Violation of the FAA regulations could be detrimental to our operation in these business segments.

Licensing and Regulation under Indian Law: Before commencing gaming operations (Class II or Class III) on Indian Land, we must obtain the approval of various regulatory entities. Gaming on Indian land is extensively regulated by Federal, State and Tribal governments and authorities. Regulatory changes could limit or otherwise materially affect the types of gaming that may be conducted on Indian Land. All aspects of our proposed business operations on Indian Lands are subject to approval, regulation and oversight by the Bureau of Indian Affairs ("BIA"), the Secretary of the United States Department of the Interior ("Secretary"), and the National Indian Gaming Commission ("NIGC"). Our management of Class III gaming operations are also subject to approval of a Class III Gaming Compact between the Indian Tribe and the respective state. Failure to comply with applicable laws or regulations, whether Federal, State or Tribal, could result in, among other things, the termination of any management agreements which would have a material adverse effect on us. Management agreement terms are also regulated by the Indian Gaming Regulatory Act ("IGRA"), which restricts initial terms to five years and management fees to 30% of the net profits of the casino, except in certain circumstances where the term may be extended to seven years and the management fee increased to 40%. Management agreements with Indian Tribes will not be approved by the NIGC unless, among other things, background checks of the directors and officers of the manager and its ten largest holders of capital stock have been satisfactorily completed. We will also be required to comply with background checks as specified in Tribal-State Compacts before it can manage gaming operations on Indian land. Background checks by the NIGC may take up to 180 days and may be extended to 270 days. There can be no assurance that we would continue to be successful in obtaining the necessary regulatory approvals for its proposed gaming operations on a timely basis, or at all.

Licensing and Regulation under Kansas Law: Our present and future shareholders are and will continue to be subject to review by regulatory agencies. In connection with the our proposed operation of a Class III Indian casino in the territorial boundaries of Kansas, the Company, the appropriate Indian Tribe and the key personnel of all entities may be required to hold Class III licenses approved in the respective state prior to conducting operations. The failure of the Company or the key personnel to obtain or retain a license in these states could have a material adverse effect on the Company or on its ability to obtain or retain Class III licenses in other jurisdictions. Each such State Gaming Agency has broad discretion in granting, renewing and revoking licenses. Obtaining such licenses and approvals will be time consuming and cannot be assured. The State of Kansas has approved pari-mutuel dog and/or horse racing for non-Indian organizations. The State of Kansas operates lottery and keno games for the benefit of the State. There is no assurance that a Tribal/State Compact between the Tribes and the State of Kansas can be completed. If the Compact is not approved, there could be a material adverse effect on our plans for Class III gaming within the territorial boundaries of Kansas.

As a condition to obtaining and maintaining our Oklahoma Class III license or any other Class III license, we must submit detailed financial and other reports to the Indian Tribe and the respective regulatory Agencies. Any person owning or acquiring 5% or more of the Common Stock of the Company must be found suitable by the Agency, and the Agency has the authority to require a finding of suitability with respect to any shareholder regardless of the percentage of ownership. If found unsuitable by the Agency or the Indian Tribe, the shareholder must offer all of the Ownership Interest in Company stock held by such shareholder to the Company for cash at the current market bid price less a fifteen percent (15%) administrative charge and the Company must purchase such Interest within ten days of the offer. The shareholder is required to pay all costs of investigation with respect to a determination of his/her suitability. In addition, each member of the board of directors and certain officers of the Company are subject to a finding of suitability by the Agency and the Indian Tribe.

Financial Information about Industry Segments
Information with respect to the our industry segments are found at Note 10 of Notes to Consolidated Financial Statements for the year ended April 30, 2005.
Narrative Description of Business Aircraft Modifications

Avcon modifies business type aircraft in Newton, Kansas. The modifications include aircraft conversion from passenger to freighter configuration, addition of aerial photography capability, stability enhancing modifications for Learjets, and other special mission modifications. Avcon offers aerodynamic and stability improvement products for selected business jet aircraft. Avcon makes these modifications to customer owned aircraft and Company owned aircraft for resale.

Sales of the Aircraft Modifications product line are handled directly through Avcon. Specialty modifications are quoted individually by job. We are geographically located in the marketplace for Aircraft Modifications products. We believe there are two primary competitors (AAR of Oklahoma, and Raisbeck Engineering) in the industry in which the Aircraft Modifications division participates.

The Aircraft Modifications business derives its ability to modify aircraft from the authority granted to it by the Federal Aviation Administration ("FAA"). The FAA grants this authority by issuing a Supplemental Type Certificate ("STC") after a detailed review of the design, engineering and functional documentation, and demonstrated flight evaluation of the modified aircraft. The STC authorizes Avcon to build the required parts and assemblies under FAA Parts Manufacturing Authority ("PMA") and to make the installations on applicable aircraft.

Avcon owns over 250 STC's. When the STC is applicable to a multiple number of aircraft it is categorized as a Multiple-Use STC. These Multiple-Use STC's are considered a major asset of the Company. Some of the Multiple-Use STC's include Reduced Vertical Separation Minimums (RVSM), Beechcraft Extended Door, Learjet AVCON FINS, Learjet Extended Tip Fuel Tanks, Learjet Weight Increase Package, Dassault Falcon 20 Cargo Door and many special mission modifications.

On May 3, 1996, Avcon received approval from the Federal Aviation Administration for a Multiple-Use Supplemental Type Certificate ("STC") (no. ST00432WI) of its AVCON FIN Modification for installation on Learjet Model 35 and 36 Aircraft. FAA pilots thoroughly evaluated the test aircraft, and determined that the fins substantially increase the aerodynamic stability in all flight conditions. The AVCON FIN STC eliminates the operational requirement for Yaw Dampers which are otherwise required in both Learjet models to control adverse yaw tendencies in certain flight conditions, particularly during approach and landing. Learjets equipped with AVCON FINS exhibit the same aerodynamic stability and improved operating efficiency offered on newer Learjet models, while maintaining the outstanding range, speed and load-carrying capabilities that made the Learjet Models 35 and 36 among the most popular Business Jets ever produced. Mounted like the feathers of an arrow on the rear of the aircraft, Learjets equipped with AVCON FINS have a look much the same as the current production aircraft. This modification will give the Learjets produced in the 1970's and 1980's the look of the 21st century.

During fiscal year 2002, Avcon made application to the FAA for the approval of a Multiple-Use STC for the Learjet 20 RX Modification project (including the fins, weight increase, and tip tank extensions) for the Learjet Model 24 and 25 aircraft. The initial fin STC for the 20 Series is expected in the fall of 2005.

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

In April 2004, the FAA issued a Learjet 20 Series RVSM Group Approval to Avcon for its Supplemental Type Certificate Number ST01195WI. This is a joint development project with Bizjet of Tulsa, Oklahoma. Avcon supplies RVSM kits to Bizjet as part of the RVSM joint development project.

Avcon has an FAA Authorized Repair Station. The focus of this repair station includes the Learjet model 20 and 30 series, Beechcraft King Air, Cessna turbine engine, Cessna multi-engine piston, and Dassault Falcon 20 aircraft. The Repair Station is a convenience for our customers bringing aircraft in for modification and maintenance. We also use the repair station for maintenance of aircraft purchased for modification and resale.

Aircraft - Acquisition, Modification and Sales

Avcon actively pursues and purchases airplanes, principally Learjets. Avcon modifies these planes and sells them directly to customers or receives a broker fee for finding a specific airplane. Company owned aircraft are sometimes used to prove the design of the STC modifications during the FAA approval process. Upon completion of the STC, Company owned aircraft are offered for sale.

In November 2004 a Learjet 25 was sold for $424,000. We sold a Learjet in fiscal 1999 for $2,100,000 and another in fiscal 2002 for $1,425,000. Avcon is currently searching for quality Learjet 20 and 30 series aircraft for modification and resale. We continue to evaluate the benefits of leasing our aircraft inventory.

Avionics

Butler National Corporation - Tempe, Arizona, manufactures and repairs airborne switching systems for Boeing McDonnell Douglas and their customers. Switching Units are used to switch the presentation to the flight crew from one radio system to another, from one navigational system to another and to switch instruments in the aircraft from one set to another. The Switching Units were designed and have been manufactured since the 1960's to meet Boeing McDonnell Douglas and FAA requirements. Most Boeing McDonnell Douglas commercial aircraft are equipped with one or more Butler National Switching Units.

Marketing is accomplished directly with Boeing McDonnell Douglas. Competition is minimal. However, sales are directly related to the production of Boeing McDonnell Douglas DC-9, DC-10, DC9/80, MD-80, MD-90, MD-11 and KC-10 tanker aircraft. Avionics provides new replacement units and overhaul service directly to the major airlines using the aircraft manufactured by McDonnell Douglas.

We have in the ordinary course of business received purchase orders from the commercial airlines and aircraft avionics upgrade suppliers for products with scheduled shipment dates into fiscal year 2006. However, should these customers financially reorganize or for some other reason not accept shipment against these orders, we could suffer significant loss of revenue in the avionics division.

Classic Aviation Products: Our mission is to provide and support economical products for older aircraft, often referred to as "Classic" aircraft. As a result of more than 40 years in the aircraft switching unit business, we recognize the potential to support many aircraft in the last half of their expected service life. The business mission of the company promotes us as a designer and supplier of "Classic Aviation Products". A part of the Classic products are directed to supporting safety of flight for the older aircraft.

Defense Contracting and Electronics: We supply defense and commercial aviation products to the various agencies of the Department of Defense and the Federal Aviation Administration.  We sell these products directly to the United States and/or to other Department of State approved governments, government contractors and suppliers.

Engineering design and specialized manufacturing solutions are provided to maintain and update classic military and commercial aviation systems.  In general, we provide our customers the opportunity to update or extend the useful life of products with older components and technology. These products include Gun Control Units (GCU) for the Apache Helicopter and other ordnance products, including the Hangfire Override Modules (HOM) for all Boeing derived Chain-Gun® cannons, and various ordnance-related firing controls, cabling, and test equipment. We have upgraded the design of the GCU and expect to expand sales of the Butler National upgraded units to maintain the Apache fleet and other military aircraft. We have initial firm sales orders for these products. Our share of the market cannot be measured.

Boeing 747 Classic Aircraft: We worked with Honeywell to design the Butler National Transient Suppression Device ("TSD"). The TSD is approved and certified by the Federal Aviation Administration ("FAA") under STC number ST00846SE and is owned, manufactured and marketed by us. We sell TSD's to owners and/or operators of Boeing 747 Classic aircraft with a Honeywell Fuel Quantity Indicating System ("FQIS"). The TSD is one solution to the requirements of AD 98-20-40 issued by the FAA to protect the aircraft fuel tanks from hazardous energy levels introduced through the wiring of the FQIS. As a result of the TWA 800 accident in July 1996, the industry had until November 3, 2001 to comply with AD 98-20-40. All aircraft returned to service after that date must be in compliance.

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

We started shipments of the Butler National Boeing 747 TSD in April 2001. We continue to provide TSD protection for Boeing 747 Classic aircraft being returned to service.

Boeing 737 Classic Aircraft: We designed the Butler National Transient Suppression Device ("TSD") for Boeing 737 Classic Aircraft. On January 14, 2003, the B737 TSD was approved and certified by the Federal Aviation Administration ("FAA") under STC number ST01160SE. TSD's are sold to the owners and/or operators of Boeing 737 Classic aircraft with an analog Fuel Quantity Indicating System ("FQIS"). The TSD is one solution to the requirements of AD 99-03-04 issued by the FAA to protect the aircraft fuel tanks from hazardous energy levels introduced through the wiring of the FQIS. As a result of the TWA 800 accident in July 1996, the industry had until March 9, 2003 to comply with AD 99-03-04. All aircraft returned to service after that date must be in compliance.

There are approximately 1,000 Boeing 737 Classic aircraft in this market with an analog FQIS. Estimating the volume of Butler National 737 TSD sales is subject to the same contingencies as described above under the Boeing 747 TSD. We believe that some of our competitor's protection alternatives are more expensive and not as easy to install as our TSD.

We started shipping the Butler National Boeing 737 TSD in February 2003. We continue to provide TSD protection for the Boeing 737 Classic aircraft being returned to service. The majority of these sales are to international customers.

SFAR-88, Fuel System Safety: The FAA issued a Special Federal Aviation Requirement ("SFAR") No. 88 titled "Fuel Tank System Fault Tolerance Evaluation Requirements" applicable to turbine-powered aircraft certified to carry 30 or more passengers or a certified payload capacity of 7,500 pounds or more. When fully implemented by the FAA, we believe that SFAR-88 may open a market for Butler National designed TSD products to many more aircraft than the Boeing 747 and 737 Classics. The initial compliance date for each operator to have a plan for meeting the requirements of the SFAR was December 6, 2002. The second compliance date to have each aircraft fuel system protected was June 7, 2004. These dates have continued to be delayed by the FAA.

SFAR-88 requires protection for all systems that might provide an ignition source to the aircraft fuel tank system. In general, we believe that this requirement may require protective devices on all aircraft parts using electrical power in the fuel system such as fuel pumps, fuel valves, float switches, etc. To address this market, we have applied to the FAA for an STC for a Ground Fault Interruption device ("GFI") for the Boeing 747 and 737 Classic aircraft. We are actively pursuing the completion of the STC. The Butler National GFI product line will be sensitive to unusual power requirements of the electrical systems related to the fuel system. We have not yet determined the scope and size of this market.

Gaming

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

The management consulting engagement letters provide for advances of funds to the Indian tribes by BNSC for professional services, fees, licenses, travel, administrative costs, documentation, procedure manuals, purchases of property and equipment and other costs related to the approval and opening of an establishment. These advances are considered to be a receivable from the Tribe and to be repaid by the Tribe from the funding to open the enterprise. The ability to collect these advances depends upon the opening of a gaming establishment or by the liquidation of acquired property. If the collection and/or liquidation efforts are not successful, BNSC may suffer a significant loss of asset value.

Butler National Service Corporation is in the process of obtaining the required licenses for the opening and operation of its potential gaming establishments. BNSC follows the law and regulations of the Indian Gaming Regulatory Act of 1988 and the state laws as they may apply. At this time, BNSC does not foresee any substantial risks associated with obtaining any required licenses needed to assist the Indian tribes.

Princess Maria: We have a management agreement with the Miami Tribe to provide management services. On July 9, 1992, the Tribe requested a compact with the State of Kansas for Class III Indian gaming, on Indian land, known as the Maria Christiana Miami Reserve No. 35, located in Miami County, Kansas. Under the Management Agreement, as approved by the NIGC on January 7, 2000, the Company, as manager, is to receive a 30% share of the profits and reimbursement of development costs.

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

In February 1993, then Kansas Governor Finney requested a determination of the suitability of the Miami Indian land for Indian Gaming, under the IGRA, from the Bureau of Indian Affairs (the "BIA"). In May 1994, the NIGC again requested the same determination. Finally in May 1995, an Associate Solicitor within the BIA issued an opinion letter stating that the Miami Tribe has not established jurisdiction over the Miami land in Kansas. This was the first definitive statement received from the central office of the BIA in three years. That opinion was contrary to a September 1994 opinion of the Tulsa Field Solicitor, in an Indian probate, stating that the Miami Tribe has jurisdiction over the Miami Indian land in Kansas. On July 11, 1995, the U.S. Department of Justice issued a letter to the Associate Solicitor expressing concern about the conclusions reached, based upon the analysis of the case.

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

The total advances and investment related to the Princess Maria at April 30, 2005, were $888,802. This amount is net of a reserve of $1,413,511.

Stables Bingo and Off-Track Betting: We have a signed Management Agreement with the Miami and Modoc Tribes. A Class III Indian Gaming Compact for a joint venture by the Miami and Modoc Tribes, both of Oklahoma, has been approved by the State of Oklahoma and by the Assistant Secretary, Bureau of Indian Affairs for the U.S. Department of the Interior. The Compact was published in the Federal Register on February 6, 1996, and is, therefore, deemed effective. The Compact authorizes Class III (Off-Track Betting "OTB") along with Class II (high stakes bingo) at a site within the boundaries of the City of Miami, Oklahoma. The Stables opened in September 1998.

We are providing consulting and construction management services in the development of the facility and manage the joint-venture operation for the tribes. The Stables facility was expanded in April 2002 to approximately 30,000 square feet and is located directly south of the Modoc Tribal Headquarters building in Miami, Oklahoma. The complex contains Class III off-track betting windows, Class III gaming machines, Class III table games, Class III bingo machines, a bar and a restaurant. Our Management Agreement was approved by the NIGC on January 14, 1997. The Oklahoma Class III compact for off-track betting was approved in 1996 and the Oklahoma Class III compact for full casino gaming was approved June 1, 2005. Under the Management Agreement, BNSC received a 30% share of the profits and reimbursement of development costs. This management agreement expired in September 2003. The Miami and the Modoc Tribes have agreed to amend the agreement to extend the expiration date through September 2008 and to reduce the management fee to 20% of the profits beginning October 2003. At the end of the initial contract term, the Stables had fully paid all advances by Butler National related to the construction of the Stables. The amendment to the agreement was approved by the NIGC.

Shawnee Reserve No. 206: In 1992, we signed a consulting agreement and have maintained a business relationship with approximately seventy Indian and non-Indian heirs (the "Owners") of the Newton McNeer Shawnee Reserve No. 206 ("Shawnee Reserve No. 206"). This relationship includes advances for assistance in the defense of the property against adverse possession (by one family member) in exchange for being named the manager of any Indian gaming enterprises that may be established on the land. As a result of our assistance, the Owners are in the process of becoming the undisputed beneficial owners of approximately 72 acres of the Shawnee Reserve No. 206, as ordered by the United States District Court for the District of Kansas. We advanced funds to purchase an additional 4 acres contiguous to the Indian land providing access.

Shawnee Reserve No. 206 has been a part of the Shawnee Reservation in Kansas Territory since 1831 and was reserved as Indian land and not a part of the State of Kansas, when Kansas became a state in 1861. The Indian land is approximately 25 miles southwest from downtown Kansas City, Missouri.

We believe that there may be a significant opportunity for Indian gaming on the Shawnee Reserve No. 206. No agreements have been approved by the BIA, or the NIGC, or any other regulatory authority. There can be no assurance that these or future agreements will be approved nor that any Indian gaming will ever be established on the Shawnee Reserve, or that we will be the Management Company.

The total advances and investment related to Shawnee Reserve No. 206 at April 30, 2005, was $805,248 This amount is net of a reserve of $1,049,222.

Modoc Bingo: We signed a consulting agreement with the Modoc Tribe on April 21, 1993. As a part of this project, we have a management agreement with the Modoc Tribe to construct and operate an Indian gaming facility on Modoc Reservation lands in Eastern Oklahoma. The Management Agreement was filed with the NIGC on June 7, 1994 for review and approved on July 11, 1997. The Tribe and the Company have not determined a schedule for this project.

The total advances and investment related to the Modoc Tribe at April 30, 2005, was $112,501. This amount is net of a reserve of $373,271.

Associated risks: The associated risk of Indian gaming is that a management agreement may not be approved and that the liquidation of the assets may not recover enough funds to cover our advances. We have been involved in this business since 1991 and have experienced significant project slow downs and holds but have not had any project terminate by the federal courts or regulatory agencies. All Management Agreements submitted for approval have been approved by the NIGC. There can be no assurance that current management agreements will continue in force, future management agreements will be approved and that the U.S. Congress will not outlaw Indian gaming. Should any of these events occur, we would choose alternative uses of the Indian land in cooperation with the Tribes to recover the advances. There is no assurance that all of the advances could be recovered.

Gaming Accountable to Kansans (GATK): During the 2003 Kansas legislative session we proposed to the Governor, the Kansas Senate and the Kansas House the possibility of state owned casino gaming. The proposed model is structured like the Indian gaming model placing the State of Kansas in the same sovereign position as an Indian Tribe. The model plan is the state would receive a minimum of 70% of the profits and the management company would be limited to 30%. We expect legislation regarding the state owned concept for gaming to be reconsidered in Kansas in the 2006 session. We plan to propose to be the manager of one or more of the GATK casinos. However, there is no assurance that the State of Kansas will adopt gaming legislation or that BNSC will be selected as the manager.

Services

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

Corporate

Corporate / Professional Services: We provide licensed architectural services through BCS Design, Inc. These services include commercial and industrial building design and graphic representation. Flight and engineering services are also provided.

Patents and Trademarks: We have no patents, trademarks, licenses, franchises, or concessions that need to be held to do business other than the FAA, PMA and Repair Station licenses. We maintain certain airframe alteration certificates, commonly referred to as Supplemental Type Certificates ("STC's"), issued to us by the FAA, for the Aircraft Modification and Avionics businesses. The STC, PMA and Repair Station licenses are not patents or trademarks. The FAA will issue an STC to anyone, provided that the person or entity documents and demonstrates to the FAA that a change to an aircraft configuration does not endanger the safety of flight. The PMA and Repair Station licenses are available to any person or entity, provided that the person or entity maintains the appropriate documentation and follows the appropriate manufacturing, repair and/or service procedures. The FAA requires the aircraft owner to have the STC document in the aircraft log after each modification is complete.

Seasonality: Our business is generally not seasonal.

Customer Arrangements: Most of our products are custom-made. Except in isolated situations no special inventory-storage arrangements, merchandise return and allowance policies, or extended payment practices are involved in our business. We are not dependent upon any single customer except for Switching Units and defense products. Switching Units are sold to various Boeing McDonnell Douglas and Douglas Aircraft Company customers.

We require deposits from our customers for aircraft modifications. We generally collect full payment for services before the modified aircraft are released. Long term projects, such as cargo door modifications, require interim payments from the customer.

Backlog: Our backlog as of April 30, 2005, 2004, and 2003, was as follows:

Industry Segment	2005	2004	2003
Aircraft Modifications	$ 5,198,989	$ 7,360,200	$1,059,000
Avionics	2,677,343	2,492,800	1,242,075
Services - Monitoring Services	1,115,340	1,220,700	1,749,354
Corporate / Professional Services	2,260,177	382,200	398,071
	--------------	--------------	--------------
Total backlog	$11,251,849	$11,455,900	$4,448,500

Our backlog as of July 8, 2005 totaled $11,744,576; consisting of $5,603,706, $3,086,708, $928,985 and $2,125,177 respectively, for Aircraft Modifications, Avionics, Monitoring Services, and Corporate / Professional Services The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.

Employees: We employed 94 employees on April 30, 2005 compared to 71 employees on April 30, 2004, and 58 employees on April 30, 2003. As of July 8, 2005, 92 people were employed. None of our employees are subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and Export Sales: Information with respect to Domestic Operations may be found at Note 10 of Notes to Consolidated Financial Statements. There are no foreign operations. The export sales consisted of approximately $140,000 in 2005, $515,000 in 2004 and $550,000 in 2003.

Item 2. PROPERTIES

Our corporate headquarters are located in a 9,000 square foot owned facility for office and storage space at 19920 West 161st Street, in Olathe, Kansas. Our Aircraft Certification Center is located in a 1,000 square foot leased facility at New Century Airport in Olathe, Kansas. The facilities are adequate for current and anticipated operations.

Our Company's Aircraft Modifications Division is located at the municipal airport in Newton, Kansas, in facilities occupied at an annual rent of $67,297. The lease expires January 2006. These facilities are no longer adequate for our operations. We are currently reviewing options for expansion of operations. Additional hangar space in Newton was leased beginning January 2005 for a six month period of time with a monthly rent of $1,326.

Butler National Services, Inc. has its principal offices in Ft. Lauderdale, Florida, in facilities occupied under a three-year lease ending March 31, 2008. The annual rental is approximately $34,383. The facilities are adequate for current and anticipated operations.

Butler National Corporation - Tempe, Arizona, has its principal offices and manufacturing operations in Tempe, Arizona. We exercised our option to purchase a 16,110 square foot building in November 2004 for $1,200,000. The facilities are adequate for current and anticipated operations.

Item 3. LEGAL PROCEEDINGS

A lawsuit was filed in the United States District Court for the District of Kansas by the State of Kansas against us, the United States, the Business Committee members of the Miami Tribe and others on October 14, 1999, challenging the determination by the NIGC and the United States District Court for the District of Kansas that the Miami Princess Maria Reserve No. 35 is Indian Land for the purposes of gaming under the Indian Gaming Regulatory Act. The State of Kansas requested an order by the Court preventing further development of gaming on the Indian land.

The question in the case has been remanded to the NIGC for further review. The BIA has issued a negative opinion concerning jurisdiction over the land. The NIGC has not made a further determination on the question. The Miami Tribe expects to eventually receive a favorable determination. We cannot reliably predict the outcome of the case.

As of July 8, 2005, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We did not submit any matter to a vote of our security holders during the fourth quarter of fiscal 2005.
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

The range of the high and low bid prices per share of the our common stock, for fiscal years 2005 and 2004, as reported by NASDAQ, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2005		Year Ended April 30, 2004
	Low	High	Low	High
First Quarter	$.370	$.560	$.180	$.280
Second Quarter	$.410	$.650	$.210	$.710
Third Quarter	$.460	$.800	$.300	$.660
Fourth Quarter	$.450	$.920	$.480	$.610
  Holders: The approximate number of holders of record of our common stock, as of July 8, 2005, was 2,900.
  Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:
As of July 8, 2005 there were no Convertible Preferred shares or Convertible Debenture notes outstanding.

Item 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and with the Consolidated Financial Statements and related Notes included elsewhere in the report.

	Year Ended April 30 (In thousands except per share data)
	2005	2004	2003	2002	2001
Net Sales	$23,390	$10,122	$6,285	$9,029	$6,008

Net Income (Loss)	$2,446	$735	$27	$1,125	$(485)

Basic Per Share
Net Income (Loss)	$0.06	$0.02	$0.00	$0.03	$(0.02)

Selected Balance Sheet Information
Total Assets	$17,279	$12,666	$9,247	$9,539	$10,607
Long-term Obligations (excluding current maturities)	$2,089	$1,528	$1,660	$1,635	$3,254
Cash dividends declared per common share	None	None	None	None	None
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue and Operating Profit

Fiscal 2005 compared to Fiscal 2004

Our sales for fiscal 2005 were $23,389,587, an increase of 131% from fiscal 2004 sales of $10,121,948. Our operating profit for 2005 was $2,794,034, compared to a $907,571 gain in 2004. Discussion of specific changes by operation follows.

Aircraft Modifications: Sales from the Aircraft Modifications business segment including modified aircraft increased 188% from $5,609,744 in fiscal 2004, to $16,494,103 in 2005. Increased revenues for the Aircraft Modification were attributed to the FAA requirement for Reduced Vertical Separation Minimums (RVSM). Avcon received the STC for the Lear 20 series RVSM in April 2004. Revenues generated from other modification services continue to generate consistent revenues. The modifications segment had operating income of $2,267,433 in 2005, compared to income of $548,107 in 2004. Included in operating expenses are engineering and management charges of $322,773 related to STC development projects.

In looking forward to fiscal 2006 we anticipate continued revenues relating to RVSM installation. We have projected the installation and sales of approximately 50 to 100 Lear 20 series and Falcon 20 series RVSM kits during the next two years. In addition to the RVSM sales, we expect to experience some increase in our base modification sales. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership directly impacts our aircraft modification revenues. Although we cannot anticipate the future we must always consider the negative impact of items such as the 9-11 event or economic downturns.

Aircraft Acquisitions and Sales: The Aircraft Sales business segment increased to $457,876 in fiscal 2005. There were no aircraft sales in 2004. Operating profits were $70,482. Management expects this business segment to increase in future years due to increased aircraft acquisitions, modifications and resale's. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales from the Avionics business segment increased 74.8%, from $1,749,555 in fiscal 2004, to $3,057,784 in fiscal 2005. This increase is directly related to sales of defense products. Operating profits decreased from a $2,566 gain in fiscal 2004 to a loss of $143,332 in fiscal 2005. This decrease in profit was a direct result of a $161,212 write off in obsolete inventory. Management expects this business segment to significantly increase in future years due to the addition of new fuel system protection devices like the TSD and classic aviation defense products.

Services - SCADA Systems and Monitoring Services: Revenue from Monitoring Services increased from $1,121,403 in fiscal 2004 to $1,220,679 in fiscal 2005, an increase of 8.9%. During fiscal 2005, we maintained a relatively level volume of long-term contracts with municipalities. We had increased revenue due to significant hurricane activity during fiscal 2005. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. Our contracts with our two largest customers have been renewed for fiscal 2006. An operating profit of $13,937 in Monitoring Services was recorded in fiscal 2005, compared to a fiscal 2004 profit of $13,834.

We believe the service business of this segment will continue to grow at a moderate rate. This segment has experienced general stability over the past few years and we expect this trend to continue.

Gaming: Revenues from management services related to gaming declined 5.2% from $1,154,423 in fiscal 2004, to $1,094,039 in fiscal 2005. The decrease in revenues was a result of a change in the Management Agreement, with a reduction in management fees from 30% to 20%. The reduction has been partially offset by the expansion of the Stables.

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at April 30, 2005 and $2,712,440 at April 30, 2004. Based on the information available to us we believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. Due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution we believe it is necessary to establish reserves against the advances. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with Tribal casinos and consist of the purchase of land, land improvements, professional design fees and other consulting and legal costs related to the development of Indian Gaming facilities. The land purchases are located adjacent to residential developments. We believe that these tracts could be developed and sold for residential and commercial use to recover advances if the gaming enterprises do not open.

In the years ended April 30, 2005, 2004 and 2003, we increased reserves by $0, $0 and $200,000 respectively. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for Indian developments.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of establishments for Indian tribes and others. Flight and engineering services are also provided. Management consulting and professional fees were $1,065,106 in fiscal 2005 and $486,823 in fiscal 2004. Sales recorded from the development programs related to these services for pass-thru costs were $780,121 for fiscal 2005 and none in 2004.

Selling General and Administrative: Expenses were $4,161,755, or 17.8% of revenues, in fiscal 2005, and $2,910,775, or 28.8% of revenue in fiscal 2004. Business insurance in 2004 was $456,088. In 2005 we experienced a substantial increase of nearly 67% to over $762,273 in business insurance expenses. In fiscal 2005 it was necessary to increase both our sales and administrative staff to support the growth of our business. This increase accounts for $509,741 of the additional expenses. In 2004, our sales per employee were $142,562 compared to $248,825 per employee in 2005, an increase of $106,262 per employee. An additional $44,904 was used to rent additional hangar space to support the growth of our aircraft modification segment.

As sales continue to grow we would anticipate overhead expenses to increase. We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense)
Other expense increased from $172,583 in fiscal 2004 to $348,400 in fiscal 2005. This interest expense was a result of financing additional inventory and asset purchases.

Fiscal 2004 compared to Fiscal 2003

Our sales for fiscal 2004 were $10,121,948, an increase of 61.1% from fiscal 2003 sales of $6,284,828. Our operating profit at April 30, 2004 was $907,571 compared to a profit of $145,576 at April 30, 2003. Discussion of specific changes by operation follows.

Aircraft Modifications: Sales from the Aircraft Modifications business segment, including modified aircraft, increased 110.2% from $2,668,396 in fiscal 2003, to $5,609,744 in 2004. This segment had operating income of $548,107 in 2004, compared to a $191,396 loss in 2003. Increased revenues for the Aircraft Modification were attributed to the FAA requirement for Reduced Vertical Separation Minimums (RVSM). Avcon received the STC for the Lear 20 series RVSM in April 2004.Included in the operating income are engineering and management charges of $660,918 related to STC development for Lear 20 RVSM STC and other STC development projects.

Aircraft Acquisitions and Sales: The Aircraft Sales business segment had no sales in fiscal years 2004 or 2003.

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

Gaming: Revenues from management services related to gaming declined 6% from $1,233,645 in fiscal 2003, to $1,154,423 in fiscal 2004. The decrease in revenues was a result of a change in the Management Agreement. The initial Management Agreement with the Miami and Modoc Tribes expired in September 2003. A new Management Agreement was approved with a reduction in management fees from 30% to 20%; the reduction has been offset by continuing growth in this business segment.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of establishments for Indian tribes and others. Management consulting and professional fees for were $486,823 in fiscal 2004 and $232,126 in fiscal 2003.

Selling, General and Administrative:

Expenses increased $473,680 or 19.4% in fiscal year 2004. These expenses were $2,910,775, or 28.8% of revenue, in fiscal 2004, and $2,437,095, or 38.8% of revenue in fiscal 2003. In 2004, our business insurance expenses increased 19% to $434,000 from $365,000 in 2003. In fiscal 2004, it was necessary to increase both our sales and administrative staff to support the growth of our business. This increase accounts for approximately $343,989 of the additional expenses. In 2003, our sales per employee were $108,359 compared to $142,562 per employee in 2004, an increase of $34,203 per employee. The remaining expenses were used to support the sales and promotion of our products and services.

Other Income (Expense):

Other expense increased from $119,058 in fiscal 2003 to $162,583 in fiscal 2004.

This page left intentionally blank.

Liquidity and Capital Resources

Notes Payables

Borrowed funds have been used primarily for working capital. Our first bank line of credit is $500,000. Our unused line of credit at April 30, 2005 was $201,547 and at July 8, 2005 our unused line of credit was $242,968. Bank debt related to the Company's operating line was $298,453 at April 30, 2005, and $269,740 at April 30, 2004. The interest rate is prime plus two (with a floor of 7.0%). As of July 8, 2005, the interest rate was 8.0%. This note is collateralized by a first and second position on all assets of the Company.

We opened a second bank line of credit on February 10, 2004 of $1,500,000. This line of credit is used to support the additional inventory requirements of the RVSM product line. Debt relating to this line of credit at April 30, 2005 was $1,300,000 and $1,177,758 at April 30, 2004. July 12, 2005 the debt of the second line of credit was reduced to $1,100,000. The interest rate is prime plus two (with a floor of 7.0%) As of July 8, 2005, the interest rate was 8.0%. This note is collateralized by a first and second position on all assets of the Company.

We believe both lines of credit will be extended when they are due and do not anticipate the repayment of these notes in fiscal 2006. Our first line of credit has been extended to February 2006 with no changes in the conditions of the terms. The second line of credit has been extended to September 2005 with principal payments of $200,000 per month. If the Bank were to demand repayment of all notes-payable we currently do not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

A note payable to a bank in the amount of $850,000 was entered into in December 2003, with interest of prime plus 2% (with a floor of 6%). At April 30, 2005 and 2004 we had borrowed $850,000 on this note. The note is collateralized by an Aircraft and Engine Security Agreement. Until June 2005, we had made interest payments only. Thereafter the note was extended for one year with monthly principal payments of $10,000 plus interest.

A note payable to a bank in the amount of $650,000 was entered into in December 2003, with interest at prime. At April 30, 2005 and 2004 we had borrowed $650,000 and $55,000 respectively on this note. The note is collateralized by an Aircraft and Engine Security Agreement.

We have unsecured demand notes to individuals totaling $108,500. Interest ranges from 12% to 14% on these notes.

We are not in default of any of our notes as of July 8, 2005.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2006 and beyond.

Analysis and Discussion of Cash Flow

During fiscal year 2005 our cash position decreased by approximately $94,000. The decrease in the cash flow position was attributed to our capital expenditures of approximately $1,383,000, STC expenditures of $623,000, and an increase in RVSM inventory of approximately $2,784,000. Our sources of cash were generated from our operating activities of approximately $3,280,000 and financing activities of approximately $1,416,000.

The increase in inventory is expected to cover less than four months of aircraft modifications. We believe all our inventory will be realized in the normal course of business. Lead-time for the components is dictated by the market place resulting in a build up of inventory to support sales and to avoid halting production because of material shortages. Included in the capital expenditures was the purchase of a building for our avionics operations in Arizona for $1,200,000.

Revenue Recognition: We perform aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs.

Revenue for SCADA services, Gaming Management, and other Professional Services are recognized on a monthly basis as services are rendered. Payments for these services are received within 30 days of invoicing.

In regard to warranties and returns our products are special order and are not suitable for return. Our products are unique upon installation and tested prior to their release and have been accepted by the customers. In the rare event of a warranty claim, the claim is processed through the normal course of business; this may include additional charges to the customer. In our opinion any future warranty work would not be material to the financial statements.

Critical Accounting Policies:

Our accounting estimates include bad debt of the accounts receivable and amortization of the Supplemental Type Certificates (STC). Bad debt is calculated on the historical write-off of bad debt of the individual subsidiaries. In addition to the historical value, invoices are considered a bad debt if no payment has been made in the past 90 days. Based on these estimates we believe we maintain adequate reserves. Although we review these policies on quarterly basis, we do not anticipate substantial changes to these estimates in the future. Over 99% of the aircraft modifications are sold based on cash on delivery terms, and the remaining subsidiaries customer base is stable business and repeat sales. These factors are presented in the financial statements.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-lived assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. We determined that as of April 30, 2005, there had been no impairment in the carrying value of long-lived assets.

Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenues being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through costs of sales using the units of production method. The legal life of an STC is indefinite.

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

Our advances to the tribes for gaming developments are capitalized. These advances represent costs to be reimbursed upon approval of Indian gaming in several locations. We have agreements in place which require payments to be made to us for the respective projects upon opening of Indian gaming facilities. Once gaming facilities have gained proper approvals, we will enter into a note receivable arrangement with the Tribe to secure reimbursement of advanced funds for that particular project. Reserves have been recorded for the Indian gaming development costs when we are unable to determine whether reimbursement from the tribes will occur.

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at April 30, 2005 and $2,712,440 at April 30, 2004. Based on the information available to us we believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. Due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution we believe it is necessary to establish reserves against the advances. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with Tribal casinos and consist of the purchase of land, land improvements, professional design fees and other consulting and legal costs related to the development of Indian Gaming facilities. The land purchases are located adjacent to residential developments. We believe that these tracts could be developed and sold for residential and commercial use to recover advances if the gaming enterprises do not open.

In the years ended April 30, 2005, 2004 and 2003, we increased reserves by $0, $0 and $200,000 respectively. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for Indian developments.

Changing Prices and Inflation

We did not experience any significant pressure from inflation in 2005. From fiscal year 2004 to fiscal year 2005 we have experienced an airplane and truck operating cost increase of approximately 100% related to the increase in fuel cost per gallon.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations:
Tabular Disclosure of Contractual Obligations
	Payments Due By Period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	2 Years fy2006	3 Years fy2007	4 Years fy2008	5 Years fy2009	More than 5 Years
Long-Term Debt Obligations	$2,574	$485	$651	$291	$250	$797	$99

Capital Lease Obligations	$0	$0	$0	$0	$0	$0	$0

Operating Lease Obligations	$155	$83	$37	$35	$0	$0	$0

Purchase Obligations	$0	$0	$0	$0	$0	$0	$0

Promissory Notes Payable	$3,207	$0	$0	$0	$0	$0	$0
	---------	---------	---------	---------	---------	---------	---------
TOTAL	$5,936	$568	$688	$326	$250	$797	$99
	=====	=====	=====	=====	=====	=====	=====

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

Expected Maturity Date
(Dollars in thousands)
	2006	2007	2008	2009	2010	Total	Fair Value
Assets
Note receivable:	$0	$0	$0	$0	$0	$0	$0
Variable rate Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Liabilities
Promissory Notes	$3,207	$0	$0	$0	$0	$3,207
Long-term debt:	$485	$651	$291	$250	$797	$2,474	$2,474
Variable rate Average interest rate	7.5%	7.75%	8.0%	8.25%	8.5%	8.0%	8.0%

Interest Payments
Est. Interest Payments:	$415	$205	$170	$149	$110	$1,049
Scheduled interest payments are calculated on a fixed rate basis, if known, and the remaining interest will be calculated on the average current rate.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements of the Registrant are set forth on pages 32 through 51 of this report.
Item 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We have had no changes in or disagreements with the accountants.
Item 9(a). Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the directors, their principal occupations for at least the past five years are set forth below, based on information furnished to us by the directors.

Name of Nominee and Director and Age	Served Since	Principal Occupation for Last Five Years and Other Directorships
Clark D. Stewart (65)	1989	President of the Company from September 1, 1989 to present. President of Tradewind Systems, Inc. (consulting and computer sales) 1980 to present.
R. Warren Wagoner (53)	1986	Chairman of the Board of Directors of the Company since August 30, 1989 and President of the Company from July 26, 1989 to September 1, 1989.
William E. Logan (67)	1990	Retired Vice President and Treasurer of WH of KC, Inc. (Wendy's franchisee).
William A. Griffith (57)	1990	Secretary of the Company, President of Griffith and Associates (management consulting) 1984 to March 2005 (deceased).
David B. Hayden (59)	1996	Co-owner and President of Kings Avionics, Inc. since 1974 (avionics sales and service). Co-owner of Kings Aviation LLP (aircraft fixed base operation and maintenance) since 1994.

The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of shareholders and at special meetings held during the year. The executive officers are as follows:

Name	Age	Position
R. Warren Wagoner	53	Chairman of the Board of Directors
Clark D. Stewart	65	President and Chief Executive Officer
Christopher J. Reedy	39	Vice President and acting Secretary
William A. Griffith	57	Secretary through March 2005 (deceased)
Angela D. Seba	41	Chief Financial Officer
Kathy L. Gorrell	45	Treasurer
Larry W. Franke	61	President of Avcon Industries, Inc., a wholly-owned subsidiary of the Company

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

Item 11. EXECUTIVE COMPENSATION
SUMMARY

The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (determined as of the end of the last fiscal year) for the fiscal years ended April 30, 2005, 2004 and 2003:

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation Awards Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities UnderlyingOptions (no.)(1)	LTIP Payouts ($)	All Other Compensation ($)
Clark D. Stewart, President ,CEO and Director	05 04 03	320,450 297,345 287,400	--- --- ---	--- --- ---	--- --- ---	--- --- 325,000	--- --- ---	--- --- ---

R. Warren Wagoner Director - Chairman of the Board	05 04 03	113,628 --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- 325,000	--- --- ---	--- --- ---

Christopher J. Reedy Vice President and acting Secretary	05 04 03	147,384 139,337 121,006	2,500 --- ---	--- --- ---	--- --- ---	--- --- 150,000	--- --- ---	--- --- ---

Larry W. Franke President of Avcon Industries	05 04 03	172,699 155,778 143,006	5,000 --- ---	--- --- ---	--- --- ---	--- --- 100,400	--- --- ---	--- --- ---
(1) Represents options granted pursuant to the Company's Nonqualified Stock Option Plans.
OPTION GRANTS, EXERCISES AND HOLDINGS
No options were granted to any named executive officer in the last fiscal year.
The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the Company's last fiscal year:
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
			Number of Securities Underlying Unexercised Options at FY-End (no.)	Value of Unexercised In-the-Money Options at FY-End ($)
Name	Shares Acquired on Exercise (no.)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Clark D. Stewart, Chief Executive Officer	1,480,000	-	886,429 / 0	0 / 0

R. Warren Wagoner, Director - Chairman of the Board	1,465,000	-	12,143 / 0	0 / 0

Christopher J. Reedy, Vice President and acting Secretary	255,747	-	0 / 0	0 / 0

Larry W. Franke, President of Avcon Ind.	400,400	-	80,877 / 0	0 / 0
COMPENSATION OF DIRECTORS

Each non-officer director is entitled to a director's fee of $100 for meetings of the Board of Directors which he attends. Officer-directors are not entitled to receive fees for attendance at meetings. No fees were paid in fiscal 2005 or fiscal 2004.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors is comprised of Mr. Wagoner, Mr. Stewart, Mr. Hayden and Mr. Logan. Mr. Wagoner is the Chairman, Mr. Stewart is the President and Chief Executive Officer of the Company.

During fiscal 2005, 2004 and 2003 the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $50,940, $87,080 and $104,500 respectively. William A. Griffith, was a director for the Company, and was a principal at Griffith & Associates.

During fiscal 2004 and fiscal 2003, the consulting firm of Butler Financial Corporation provided business consulting services to the Company in the amount of $96,000 per year. R. Warren Wagoner, who is a director for the Company, is a principal at Butler Financial Corporation. Mr. Wagoner became an employee of the Company in fiscal 2005.

In the normal course of business we purchased modifications inventory and avionics of approximately $610,000, $154,500 and $23,500 from a company partially owned by David Hayden, a director for the Company during fiscal 2005, 2004 and 2003 respectively.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, with respect to the Company's common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company's voting securities as of July 8, 2005.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Clark D. Stewart 19920 West 161st Street Olathe, Kansas 66062 R. Warren Wagoner 19920 West 161st Street Olathe, Kansas 66062	5,237,819(2) 4,141,126(3)	9.8% 7.8%

(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2) Includes 886,429 shares which may be acquired by Mr. Stewart pursuant to the exercise of stock options which are exercisable.
(3) Includes 12,143 shares which may be acquired by Mr. Wagoner pursuant to the exercise of stock options which are exercisable.

The following table sets forth, with respect to the Company's common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of April 30, 2005.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Larry W. Franke	481,277(5)	0.9%
David B. Hayden	1,357,225	2.6%
William E. Logan	823,929(3)	1.5%
Christopher J. Reedy	260,747	0.5%
Clark D. Stewart	5,237,819(2)	9.8%
R. Warren Wagoner	4,141,126(4)	7.8%
All Directors and Executive Officers as a Group (10 persons)	13,458,829(6)	25.3%

(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2) Includes 886,429 shares, which may be acquired by Mr. Stewart pursuant to the exercise of stock options, which are exercisable.
(3) Includes 148,929 shares, which may be acquired by Mr. Logan pursuant to the exercise of stock options which are exercisable.
(4) Includes 12,143 shares, which may be acquired by Mr. Wagoner pursuant to the exercise of stock options, which are exercisable.
(5) Includes 80,877 shares, which may be acquired by Mr. Franke pursuant to the exercise of stock options, which are exercisable.
(6) Includes 1,128,378 shares for all directors and executive officers as a group, which may be acquired pursuant to the exercise of stock options, which are exercisable.

The Company does not have any equity compensation plans which have not been approved by security holders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2005, 2004 and 2003 the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $50,940, $87,080 and $104,500 respectively. William A. Griffith, was a director for the Company, and was a principal at Griffith & Associates.

During fiscal 2004 and fiscal 2003, the consulting firm of Butler Financial Corporation provided business consulting services to the Company in the amount of $96,000 per year. R. Warren Wagoner, who is a director for the Company, is a principal at Butler Financial Corporation. Mr. Wagoner became an employee of the Company in fiscal 2005.

In the normal course of business we purchased modifications inventory and avionics of approximately $610,000, $154,500 and $23,500 from a company partially owned by David Hayden, a director for the Company during fiscal 2005, 2004 and 2003 respectively.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fee Type	Fiscal 2005	Fiscal 2004
Audit fees [a] Audit related fees [b] Tax fees [c] All other fees [d] Total	$53,490 - 9,825 - --------- $63,315 =====	$50,275 - 7,500 - --------- $57,775 =====

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

The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to Butler by its independent auditor. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by Weaver and Martin LLC for fiscal 2006.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) Documents Filed As Part of Form 10-K Report.
(1) Financial Statements:
Description	Page No.
Report of Independent Accountants	32
Consolidated Balance Sheet as of April 30, 2005 and 2004	33balance_sht
Consolidated Income Statement for the years ended April 30, 2005, 2004 and 2003	34
Consolidated Statements of Shareholders' Equity for the years ended April 30, 2005, 2004 and 2003	35
Consolidated Statements of Cash Flows for the years ended April 30, 2005, 2004 and 2003	36
Notes to Consolidated Financial Statements	37-51
(2) Financial Statement Schedules

Schedule	Description	Page No.
II.	Valuation and Qualifying Accounts and Reserves for the years ended April 30, 2005, 2004 and 2003	51
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

21	List of Subsidiaries	52
23.1	Consent of Independent Public Accountants	53
27.1	Financial Data Schedule (EDGAR version only). Filed herewith.	*
99	Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Reform Act of 1995.	54-55
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	56
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002	57
* Incorporated by reference
** Relates to executive officer employment compensation
(b)	Reports On Form 8-K.
	Report under Item 8.01 and Item 9.01, the issue of a press release announcing financing options for Learjet 20 Series RVSM and other modifications as filed on February 28, 2005.	*
	Report under Item 8.01 and Item 9.01, the issue of a press release announcing third quarter, nine months financial results and conference call as filed March 2, 2005.	*
	Report under Item 8.01 and Item 9.01, the issue of a press release announcing a stock buyback program as filed on March 29, 2005.	*
(c)	Exhibits. Reference is made to Item 15(a)(3).	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 28, 2005
BUTLER NATIONAL CORPORATION /s/ Clark D. Stewart Clark D. Stewart, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Clark D. Stewart Clark D. Stewart	President, Chief Executive Officer and Director (Principal Executive Officer)	July 28, 2005
/s/ R. Warren Wagoner R. Warren Wagoner	Chairman of the Board and Director	July 28, 2005
/s/ William E. Logan William E. Logan	Director	July 28, 2005
/s/ David B. Hayden David B. Hayden	Director	July 28, 2005
/s/ Angela D. Seba Angela D. Seba	Chief Financial Officer (Principal Accounting Officer)	July 28, 2005

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
b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: July 28, 2005	s/s Clark D. Stewart Clark D. Stewart President and Chief Executive Officer

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
b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: July 28, 2005	s/s Angela D. Seba Angela D. Seba Chief Financial Officer

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS

AS OF APRIL 30, 2005

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Butler National Corporation

We have audited the accompanying consolidated balance sheet of Butler National Corporation as of April 30, 2005 and 2004 and the related consolidated income statement, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Butler National Corporation as of April 30, 2005 and 2004 and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Weaver & Martin, LLC
Weaver & Martin, LLC
Kansas City, Missouri
July 28, 2005

BUTLER NATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS as of April 30, 2005 and 2004

	2005	2004		2005	2004
ASSETS			LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$1,066,955	$1,160,914	Bank overdraft payable	$216,301	$401,674
Accounts receivable, net of allowance for doubtful	1,330,283	646,762	Promissory notes payable	3,206,953	2,460,998
accounts of $88,250 in 2005 and $25,576 in 2004			Current maturities of long-term debt and capital lease	485,011	440,254
			obligations
			Accounts payable	1,046,651	448,204
			Customer deposits	124,614	134,985
Inventories -			Accrued liabilities -
Raw materials	5,417,090	2,576,432	Compensation and compensated absences	429,682	370,689
Work in process	974,584	1,226,586	Other	361,443	223,961
Finished goods	42,549	66,803		-------------------	-------------------
Aircraft	2,778,387	2,607,387	Total current liabilities	5,870,655	4,480,765
	-------------------	------------------
	9,212,610	6,477,208	LONG-TERM DEBT, AND CAPITAL LEASE NET OF	2,088,932	1,528,267
			CURRENT MATURITIES
Prepaid expenses and other current assets	31,489	126,667
	-------------------	------------------		-------------------	-------------------

Total current assets	11,641,337	8,411,551	Total liabilities	7,959,587	6,009,032

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	2,152,800	952,800	Preferred stock, par value $5:
Machinery and equipment	1,466,759	1,294,249	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	680,300	669,813	Designated Classes A and B 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	-------------------	------------------	liquidation and redemption value $100,
	4,304,108	2,921,111	no shares issued and outstanding	-	-
Accumulated depreciation	(2,046,756)	(1,947,111)	$1,000 Class B, 6%, convertible cumulative,
	-------------------	------------------	liquidation and redemption value $1,000
	2,257,352	974,000	no shares issued and outstanding	-	-

SUPPLEMENTAL TYPE CERTIFICATES	1,490,165	1,190,266	Common stock, par value $.01:
			Authorized 100,000,000 shares
			issued and outstanding 41,115,871 shares
ADVANCES FOR INDIAN GAMING DEVELOPMENTS:			in 2005 and 40,305,871 in 2004	411,159	403,059
(net of reserves of $2,912,440 in 2005 and $2,712,940	1,806,551	2,006,551	Common stock, owed but not issued, 12,060,173 shares	120,602	-
in 2004)			Capital contributed in excess of par	10,472,834	10,384,687

			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)

OTHER ASSETS	83,400	83,400	Retained earnings	(953,377)	(3,399,010)
				-------------------	-------------------
			Total shareholders' equity	9,319,218	6,656,736
	-------------------	-------------------		-------------------	-------------------
Total Assets	$17,278,805	$12,665,768	Total liabilities and shareholders' equity	$17,278,805	$12,665,768
	==========	==========		==========	==========
The accompanying notes are an integral part of these financial statements
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003

2005	2004	2003
REVENUES
Aircraft / Modifications	$16,951,979	$5,609,744	$2,668,396
Avionics / Defense	3,057,784	1,749,554	1,025,222
Management / Professional Services	3,379,824	2,762,650	2,591,210
-------------------	-------------------	-------------------
Net Revenues	23,389,587	10,121,948	6,284,828

COST OF SALES
Aircraft / Modifications	13,103,962	4,405,007	2,322,008
Avionics / Defense	1,462,178	990,202	674,193
Management / Professional Services	1,867,658	908,393	705,956
-------------------	--------------------	---------------------
Total Cost of Sales	16,433,798	6,303,602	3,702,157
-------------------	--------------------	---------------------
GROSS PROFIT	6,955,789	3,818,346	2,582,671

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(4,161,755)	(2,910,775)	(2,437,095)
-------------------	-------------------	-------------------
OPERATING INCOME	2,794,034	907,571	145,576

OTHER INCOME (EXPENSE):
Interest expense	(301,545)	(167,453)	(173,627)
Interest income	-	4,724	53,105
Other	3,644	146	1,464
-------------------	-------------------	-------------------
Other expense	(297,901)	(162,583)	(119,058)
-------------------	-------------------	-------------------
INCOME BEFORE PROVISION FOR INCOME TAXES	2,496,133	744,988	26,518

PROVISION FOR INCOME TAXES	50,500	10,000	-	-
-------------------	-------------------	-------------------
NET INCOME	$2,445,633	$734,988	$26,518
==========	==========	==========

BASIC EARNINGS PER COMMON SHARE	$0.06	$0.02	$0.00
==========	==========	==========
Shares used in per share calculation	40,215,187	38,944,358	37,921,582
==========	==========	==========
DILUTED EARNINGS PER COMMON SHARE	$0.06	$0.02	$0.00
==========	==========	==========
Shares used in per share calculation	40,361,199	48,382,404	46,426,744
==========	==========	==========
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED APRIL 30, 2005, 2004, AND 2003
	Common Stock Owed but Not Issued	Common Stock	Capital Contributed in Excess of Par	Treasury Stock	Retained Earnings (deficit)	Total Shareholders' Equity
	-------------------	-------------------	------------------	------------------	-------------------	-------------------
BALANCE, April 30, 2002	$-	$385,216	$10,060,605	$(732,000)	$(4,160,515)	$5,553,306
Issuance of stock	-	1,144	113,315	-	-	114,459

Net income	-	-	-	-	26,518	26,518
	-------------------	-------------------	------------------	------------------	-------------------	-------------------
BALANCE, April 30, 2003	-	386,360	10,173,920	(732,000)	(4,133,997)	5,694,283

Issuance of stock	-	16,699	210,767	-	-	227,465
Net income	-	-	-	-	734,988	734,988
	-------------------	-------------------	------------------	------------------	-------------------	-------------------
BALANCE, April 30, 2004	-	403,059	10,384,687	(732,000)	(3,399,010)	6,656,736

Issuance of stock Options exercised	-	8,100	56,275	-	-	64,375
Issuance of stock Benefit Plan	2,346	-	150,128	-	-	152,474

Stock Owed not issued for exercise (cashless)	118,256	-	(118,256)	-	-	-
Net income	-	-	-	-	2,445,633	2,445,633
	-------------------	-------------------	------------------	------------------	-------------------	-------------------
BALANCE, April 30, 2005	$120,602	$411,159	$10,472,834	$(732,000)	$(953,377)	$9,319,218
	===========	===========	==========	==========	===========	===========
The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2005, 2004, AND 2003

		2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$2,445,633	$734,988	$26,518
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operations -
Depreciation		99,645	85,993	102,896
Amortization		322,772	120,382	75,225
Reserve for Indian Gaming developments		200,000	-	-
Provision for obsolete inventories		48,709	138,976	11,836
Stock issued for benefit plan		152,474	141,340	114,459

Changes in assets and liabilities -
Accounts receivable		(683,521)	(247,185)	(20,862)
Inventories		(2,784,114)	(2,758,645)	(575,639)
Prepaid expenses and other current assets		95,178	(83,072)	(4,572)
Accounts payable		413,074	404,097	(87,319)
Customer deposits		(10,371)	134,985	-
Accrued liabilities		196,475	135,828	69,154
		--------------------	--------------------	--------------------
Cash provided by (used in) operating activities		495,954	(1,192,313)	(288,304)
		--------------------	--------------------	--------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net		(1,382,996)	(85,860)	(47,363)
Advances for Indian Gaming Developments, net		-	(31,730)	(70,687)
Payments received on Indian Gaming note receivable		-	324,565	842,272
Supplemental Type Certificates		(622,670)	(100,000)	-
		--------------------	--------------------	--------------------
Cash provided by (used in) investing activities		(2,005,666)	106,975	724,222
		--------------------	--------------------	--------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises		64,374	86,125	-
Borrowings under promissory notes, net		745,955	1,930,516	212,433
Borrowings under long-term debt and capital lease obligations		1,093,577	390,000	710,188
Repayments of long-term debt and capital lease obligations		(488,153)	(538,645)	(1,337,433)
		--------------------	--------------------	--------------------
Cash provided by (used in) financing activities		1,415,753	1,867,996	(414,812)
		--------------------	--------------------	--------------------
NET INCREASE (DECREASE) IN CASH		(93,959)	782,659	21,106

CASH, beginning of year		1,160,914	378,255	357,149
		--------------------	--------------------	--------------------
CASH, end of year		$1,066,955	$1,160,914	$378,255
		============	============	============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid		$301,545	$167,454	$173,627
Income taxes paid		20,000	-10,000	-

NON CASH FINANCING ACTIVITIES
Conversion of convertible notes to common stock	$	-	$41,500 $	-
Exercise of Cashless Options		$118,256	$ - $	-
Stock Issued for benefit plan	$	152,474	$141,340 $	114,459
The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned subsidiaries, Avcon Industries, Inc. AVT Corporation, BCS Design, Inc., Butler National Services, Inc., Butler National Service Corporation, Butler National Corporation-Tempe, Butler National, Inc., Butler Temporary Services, Inc., and Kansas International Corporation (collectively, The Company). Kansas International Corporation was inactive during the years ended April 30, 2005, 2004 and 2003. All significant intercompany transactions have been eliminated in consolidation.

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
  Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of our products.

  Inventory obsolescence is examined on a regular basis. Inventory that has been inactive for a period of two years without use in normal and current productions are reserved as obsolete. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.
  Property and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the term of the lease. The lives used for the significant items within each property classification range from 3 to 39 years.

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired are removed from the accounts and any resulting gains or losses are reflected as income or expense.

  Long-lived Assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. We determined that as of April 30, 2005, there had been no impairment in the carrying value of long-lived assets.

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

Our advances to the tribes for gaming developments are capitalized. These advances represent costs to be reimbursed upon approval of Indian gaming in several locations. We have agreements in place which require payments of advances to be made to us upon opening of Indian gaming facilities. Once gaming facilities have gained proper approvals, we will enter into a note receivable arrangement with the Tribe to secure reimbursement of advanced funds for that particular project. Reserves have been recorded for advances for the Indian gaming development costs when we are unable to determine whether reimbursement from the tribes will occur.

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at April 30, 2005 and $2,712,440 at April 30, 2004. Based on the information available to us we believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. Due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution we believe it is necessary to establish reserves against the advances. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with Tribal casinos and consist of the purchase of land, land improvements, professional design fees and other consulting and legal costs related to the development of Indian Gaming facilities. The land purchases are located adjacent to residential developments. We believe that these tracts could be developed and sold for residential and commercial use to recover advances if the gaming enterprises do not open.

In the years ended April 30, 2005, 2004 and 2003, we increased reserves by $0, $0 and $200,000 respectively. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for Indian developments.

f) Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenues being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through costs of sales using the units of production method. The legal life of STCs are indefinite. Consultant costs, as shown below, include costs of engineering, legal and aircraft specialists. STC capitalized costs are as follows:

	2005	2004
	-------------	-------------
Direct labor	$275,176	$206,752
Direct materials	230,790	176,610
Consultant costs	1,720,395	1,464,440
Overhead	570,780	326,669
STC acquisitions	100,000	100,000
	-------------	-------------
	2,897,141	2,274,471
Less-Amortized costs	1,406,976	1,084,205
	-------------	-------------
STC balance	$1,490,165	$1,190,266
	=======	=======
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

    Stock-based Compensation: We account for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provisions of SFAS No. 123, and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and Emerging Task Issues Force No. 00-18, (Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other than Employees".

    We have nonqualified stock option plans which provide key employees and consultants an opportunity to acquire ownership in the Company. Options are granted under these plans at exercise prices equal to fair market value at the date of the grant, generally exercisable immediately and expire in 10 years. We account for these plans under the Accounting Principles Board Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost been recognized in accordance with Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation, the Company's operating income would have been effected as follows:

	2005	2004	2003
	No options granted in 2005	No options granted in 2004
Dividend Yield			0%
Weighted average expected stock volatility			17.0%
Weighted average risk free interest rate			3.89%
Expected option lives			10 years
Net income (loss)
As reported	$-	$-	$26,518
Pro forma	$-	$-	$(230,304)

Basic earnings per share
As reported	$-	$-	$0.00
Pro forma	$-	$-	$(0.01)

Diluted earnings per share
As reported	$-	$-	$0.00
Pro forma	$-	$-	$(0.01)

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

    Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits.

  Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.

Research and Development: We charge to operations research and development costs. The amount charged in the year ended April 30, 2005 and 2004 was approximately $1,353,572 and $1,654,111 respectively.
  Warranties: We warrant to our customer that our products and services are in good working order at the time of delivery. We warrant that these products will continue to be serviceable for periods from 90 days to up to a maximum of 36 months. Our products are tested and accepted by the customer prior to their release. For the years ended April 30, 2005, 2004, 2003 we had no beginning warranty reserve, no additions to warranty reserves and no reductions to the warranty reserve.

In each of the three years ended April 30, our warranty expense was immaterial.
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

  In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which revised SFAS No. 123 and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements. Compensation cost will be measured based on the fair market value of the instrument on the grant date and will be recognized over the vesting period. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. The company anticipates that the effect of adopting this statement will not have a material effect on the financial statements.
  Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.

2. DEBT: Principal amounts of debt at April 30, 2005 and 2004, consist of the following:
Promissory Notes	2005	2004
Bank Line of Credit
Interest at prime plus 2% (7.7% at April 30, 2005 - with a	$298,453	$269,740
floor of 7%) due February 25, 2006, collateralized by a
first or second position on all assets of the Company.

Bank Line of Credit
Interest at prime plus 2% (7.7% at April 30, 2005 - with a	1,300,000	1,177,758
floor of 7%) due August 10, 2005, collateralized by a
first or second position on all assets of the Company.

Note payable, interest at prime plus 2%, (7.0% at April	850,000	850,000
30, 2005 - with a floor of 6%) due June 2005
collateralized by Aircraft and Engine Security Agreements. Agreements.

Note payable, interest at prime (5.75% at April 30, 2005)	650,000	55,000
Due 06-19-05, collateralized by Aircraft Engine Sec. Agmt.

Note payable, interest generally at 14.0%, collateralized	50,000	50,000
by a second position on cash flow of the Stables.

Note payable, interest generally at 12.0%, collateralized	58,500	58,500
by a second position on cash flow of the Stables.	--------------	---------------
	$3,206,953	$2,460,998
	=========	=========
Other Notes Payable and Capital Lease Obligations
Note payable, interest at prime plus 2%, (8.0% at April	$743,765	$924,453
30, 2005 - with a floor of 6%) due August 25, 2006
collateralized by Aircraft Security Agreements.

Note payable, interest at prime plus 1% (5.75% at April	362,249	411,647
30, 2005) due 08-23-07 collateralized by real estate.

Note payable, interest at prime plus 1%, (5.75% at April	963,229	-
30, 2005) due 11-30-09 collateralized by real estate.

Note payable, interest at prime plus 2% (8.0% at April	95,000	155,000
30, 2005 - with a floor of 7%) due 09-25-05 collateralized
by a first or second position on all assets of the Company.

Note payable, interest at prime plus 2% (8.0% at April 30,	317,459	445,165
2005 - with a floor of 7.5%) due 05-13-09 collateralized
by a first or second position on all assets of the Company.

Other Notes Payable and Capital Lease Obligations	92,241	32,256
due February 2006 to July 2008.	--------------	--------------
	2,573,943	1,968,521
Less: Current maturities	485,011	440,254
	--------------	--------------
	$2,088,932	$1,528,267
	========	========
Maturities of long-term debt and capital lease obligations are as follows:

Year Ending 30-Apr	Amount
--------------	--------------
2006	$ 485,011
2007	651,264
2008	290,638
2009	250,443
2010	797,410
Thereafter	99,177
	--------------
	$2,573,943
	========

  3. INCOME TAXES:

  Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provision of the enacted tax laws. We have net operating loss carryforwards and cumulative temporary differences, which would result in the recognition of net deferred tax assets. A valuation allowance has been provided which reduces the net deferred tax asset to zero. At April 30, 2005, there is approximately $2.5 million of net operating losses, which expire in 2006 to 2017.

The deferred taxes are comprised of the following components:
	April 30, 2005	April 30, 2004
Deferred tax assets
Accounts receivable reserve	$34,000	$10,000
Inventory and other reserves	510,000	522,000
Reserves for Advances for Indian gaming developments	597,000	520,000
Net operating loss carryforwards	980,000	2,041,000
	-----------------	-----------------
Total gross deferred tax assets	2,121,000	3,093,000
Valuation allowance	(2,068,000)	(3,036,000)
	-----------------	-----------------
Total deferred tax assets	$53,000	$57,000
	=========	=========

Deferred tax liabilities:
Depreciation	$32,000	$24,000
Accrued interest	21,000	33,000
	-----------------	-----------------
Total deferred tax liabilities	$53,000	$57,000
	=========	=========
Net deferred tax assets at April 30, 2005 have been fully offset by a valuation allowance as it is more likely than not that we will not ultimately realize any benefits.

  A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:
	2005	2004	2003
Statutory federal income tax rate	34.0%	34.0%	34.0%
Change in valuation allowance	(45.1%)	(39.5%)	(31.5%)
Nondeductible expenses	12.9%	6.8%	(2.5%)
Effective tax rate	1.8%	1.3%	0.0%
4. SHAREHOLDERS' EQUITY:
Common Stock Transactions

  During the year ended April 30, 2005, we agreed to issue 234,575 shares valued at $152,474 as the match to the Company's 401(k) plan. As of April 30, 2005, these shares have not been issued therefore they are shown in the financial statements as "Stock owed but not issued".

  During the year ended April 30, 2005, we agreed to issue, in a cashless exercise, 11,825,598 shares in connection with the exercise of employee stock options granted through the Company's Non Qualified Stock Option Plans. As of April 30, 2005, these shares have not been issued therefore they are shown on the financial statements as "Stock owed but not issued".

  During the year ended April 30, 2005, we received $64,374 and we issued 810,000 shares in connection with the exercise of options and warrants.

  During the year ended April 30, 2004, we issued 166,000 shares valued at $41,500 in connection with the exercise of warrants for the reduction of a promissory note.

  During the year ended April 30, 2004, we received $86,125 and we issued 500,000 shares in connection with the exercise of employee stock options granted through the Company's Non Qualified Stock Option Plans

  During the year ended April 30, 2004, we issued 300,724 shares valued at $141,340 as the match to the Company's 401(k) plan.

  During the year ended April 30, 2003, we issued 817,565 shares valued at $114,459 as the match to the Company's 401(k) plan.

  The rest of the page intentionally left blank

  5. STOCK OPTIONS AND INCENTIVE PLANS

  We have nonqualified stock option plans which provide key employees and consultants an opportunity to acquire ownership in the Company. Options are granted under these plans at exercise prices equal to fair market value at the date of the grant, generally exercisable immediately and expire in 10 years. We account for these plans under the Accounting Principles Board Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost been recognized in accordance with Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation, the Company's operating income would have been effected as follows:

		2005	2004	2003
		No options granted in 2005	No options granted in 2004
Dividend Yield				0%
Weighted average expected stock volatility				17.0%
Weighted average risk free interest rate				3.89%
Expected option lives				10 years
Net income (loss)
As reported		$-	$-	$26,518
Pro forma		$-	$-	$(230,304)

Basic earnings per share
As reported		$-	$-	$0.00
Pro forma		$-	$-	$(0.01)

Diluted earnings per share
As reported		$-	$-	$0.00
Pro forma		$-	$-	$(0.01)

  The rest of this page left intentionally blank.

  The following represents the outstanding and exercisable number of shares, weighted average exercise price and weighted average remaining contractual life of options outstanding and exercisable.

		2005	2004	2003
Options exercisable at April 30		1,493,763	17,142,700	17,808,700
Weighted average fair value per share Options granted per year		.81	.38	.38
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise and Outstanding Price
$0.9000	1,320,763	2.0 years	.9000
$0.0625	20,000	4.0 years	.0625
$0.1400	153,000	7.0 years	.1400

	Options	Average Price
Outstanding Beginning 04/30/2002	13,199,300	$0.46
Granted	4,809,400	0.14
Cancelled	(200,000)	0.14
Exercised	-
Outstanding Ending 04/30/2003	17,808,700	$0.38

Outstanding Beginning 04/30/2003	17,808,700	$0.38
Granted	-
Cancelled	-
Exercised	666,000.13
Outstanding Ending 04/30/2004	17,142,700	$0.38

Outstanding Beginning 04/30/2004	17,142,700	$0.38
Granted	-
Cancelled	(555,000)	0.44
Exercised	(15,093,937)	.28
Outstanding Ending 04/30/2005	1,493,763	$0.81

  6. COMMITMENTS:

  Lease Commitments

  We lease space under operating leases with initial terms of three (3) years. Total rental expense incurred for the years ended April 30, 2005, 2004 and 2003, was $148,983, $183,425 and $173,544, respectively.

  Minimum lease commitments under noncancellable operating leases for the next five (5) years are as follows:

Year Ending Apr-30	Amount
2006	$83,042
2007	36,699
2008	34,651
2009	-
2010	-
Thereafter	-

7. CONTINGENCIES:

  We are involved in various lawsuits incidental to its business. Management believes the ultimate liability, if any, will not have an adverse effect on the Company's financial position or results of operations.

  Due to our financial condition, and the need to reduce expenses, the board of directors approved the elimination of product liability insurance in August, 1989.

8. RELATED-PARTY TRANSACTIONS:

  During fiscal 2005, 2004 and 2003 the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $50,940, $87,080 and $104,500 respectively. William A. Griffith, was a director for the Company, and was a principal at Griffith & Associates.

  During fiscal 2004 and fiscal 2003, the consulting firm of Butler Financial Corporation provided business consulting services to the Company in the amount of $96,000 per year. R. Warren Wagoner, who is a director for the Company, is a principal at Butler Financial Corporation. Mr. Wagoner became an employee of the Company in fiscal 2005.

  In the normal course of business we purchased modifications inventory and avionics of approximately $610,000, $154,500 and $23,500 from a company partially owned by David Hayden, a director for the Company during fiscal 2005, 2004 and 2003 respectively.

9. 401(K) SAVINGS PLAN

  We have defined a contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however there are only two entry dates per calendar year. Employees may contribute up to twelve percent of their pre-tax covered compensation through salary deductions. Each year we have chosen to match 100 percent of every pre-tax dollar an employee contributes. Employees are 100 percent vested in the employer's contributions after three years of participation in the plan. Our matching share contribution, at the then current market value, in 2005, 2004 and 2003 was approximately $152,474, $141,340 and $114,459 respectively.

10. INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:
Industry Segmentation
The Company's operations have been classified into six segments in 2005, 2004 and 2003.

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

  Avionics - principally includes the manufacture, sale and service of airborne electronic switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90 and the KC-10 aircraft, Transient Suppression Devices (TSD's) for fuel tank protection on Boeing Classic 737 and 747 aircraft and other Classic aircraft using a capacitance fuel quantity indicating system ("FQIS"), airborne electronics upgrades for classic weapon control systems used on military aircraft and vehicles, and consulting services with airlines and equipment manufacturers regarding fuel system safety requirements. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona and the services through Butler National Corporation - Olathe, Kansas ("Avionics", "Classic Aviation Products", "Safety Products", "Switching Units", or "WAI").

  Aircraft - Acquisition, Modification and Sales - The Company through its Avcon subsidiary actively pursues and purchases airplanes, principally Learjets, modifies the planes and sells the planes directly to customers or receives a broker fee for finding a specific airplane. Also, the Company owned aircraft are sometimes used to prove the design testing and compliance of the STC modification during the FAA approval process.

  Services - SCADA (Supervisory Control and Data Acquisition) Systems and Monitoring Services - principally includes the monitoring and related repair services of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector. We provide these services through our subsidiary, Butler National Services, Inc. ("Monitoring Services" or "BNS").

  Corporate / Professional Services - provides as a management service licensed architectural services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design and graphic representation. Flight and engineering consulting services are also provided.

  Gaming - principally includes business management services and advances to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. We provide these management services and advances through our subsidiary, Butler National Service Corporation ("Management Services", "Gaming" "IGC" or "BNSC").

Year ended April 30, 2005
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated
Net Sales	$1,094,039	$3,057,784	$16,494,103	$1,220,679	$457,876	$1,065,106	$23,389,587
Depreciation	0	31,445	29,803	4,388	0	34,009	99,645
Operating profit (loss) (a)	324,403	(143,332)	2,267,433	13,937	70,782	260,811	2,794,034
Capital Expenditures	0	1,311,323	59,789	1,396	0	10,487	1,382,996
Interest, net							(301,545)
Other income							3,644
Income before tax							2,496,133
Income taxes							(50,500)
Net profit (loss)							2,445,633
Identifiable assets	2,020,542	3,113,135	7,776,194	200,057	2,861,787	1,307,091	17,278,805
Year ended April 30, 2004
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated
Net Sales	$1,154,423	$1,749,555	$5,609,744	$1,121,403	$0	$486,823	$10,121,948
Depreciation	0	3,474	26,781	20,054	0	35,684	85,993
Operating profit (loss) (a)	27,290	2,566	548,107	13,834	0	315,774	907,571
Capital Expenditures	0	19,600	35,450	(775)	0	31,585	85,860
Interest, net							(162,729)
Other income							146
Income before tax							744,988
Income taxes							(10,000)
Net profit (loss)							734,988
Identifiable assets	2,112,651	1,212,341	4,840,948	176,649	2,607,387	1,715,792	12,665,768
Year ended April 30, 2003
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated
Net Sales	$1,233,978	$1,025,222	$2,668,396	$1,125,106	$0	$232,126	$6,284,828
Depreciation	0	860	46,547	(846)	0	56,335	102,896
Operating profit (loss) (a)	29,155	(3,194)	(191,396)	14,997	0	296,014	145,576
Capital Expenditures	0	(191)	2,900	20,854	0	23,800	47,363
Interest, net							(120,522)
Other income							1,464
Income before tax							26,518
Income taxes							0
Net profit (loss)							26,518
Identifiable assets	2,552,595	807,318	3,407,893	205,487	1,278,548	994,693	9,246,534
(a) Operating expenses not specifically identifiable are allocated based upon sales, costs of sales, square footage or other factors as considered appropriate.
Major Customers: Sales to major customers (10 percent or more of consolidated sales) were as follows:
	2005	2004	2003
Monitoring services (Plantation)	N/A*	N/A*	12.2%
Indian Management Services	N/A*	11.4%	19.6%

  *Sales represented less than 10% of consolidated sales.

  14. Summary of Quarterly Financial Information (Unaudited): The following table sets forth selected unaudited financial information for each quarter of fiscal 2005 and fiscal 2004 (in thousands, except per share amounts)

2005	First	Second	Third	Fourth	Total
Revenue	$5,172	$5,931	$7,011	$5,276	$23,390
Operating Income (Loss)	500	667	769	858	2,794
Nonoperating Income (Expense)	(77)	(85)	(102)	(84)	(348)
Net Income (Loss)	424	582	666	774	2,446
Basic Earnings (Loss) per Share*	.01	.01	.02	.02	.06
Diluted Earnings (Loss) per Share*	.01	.01	.01	.02	.06
*Rounded to nearest tenth
2004	First	Second	Third	Fourth	Total
Revenue	$2,024	$2,363	$2,626	$3,109	$10,122
Operating Income (Loss)	230	140	219	318	907
Nonoperating Income (Expense)	(29)	(35)	(41)	(67)	(172)
Net Income (Loss)	201	105	178	251	735
Basic Earnings (Loss) per Share*	.01	.01	.00	.02	.02
Diluted Earnings (Loss) per Share*	.00	.01	.00	.02	.02
*Rounded to nearest tenth

  The individual quarter and fiscal year earnings per share are presented as shown in our quarterly and annual filings with the Securities and Exchange Commission. These numbers are rounded to the nearest tenth.

SCHEDULE II

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED APRIL 30, 2005, 2004 AND 2003
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Description
Year ended April 30, 2005
Allowance for doubtful accounts	$25,576	$62,674	$-	$88,250
Reserve for inventory obsolescence	346,311	48,709	-	395,020
Reserve for Indian gaming development	2,712,440	200,000	-	2,912,440
Deferred interest (1)	85,885	-	31,481	54,404
Income tax valuation allowance	3,036,000	-	1,122,000	1,914,000

Year ended April 30, 2004
Allowance for doubtful accounts	$10,719	$14,857	$-	$25,576
Reserve for inventory obsolescence	207,335	138,976	-	346,311
Reserve for Indian gaming development	2,718,928	89,523	96,011	2,712,440
Deferred interest (1)	126,000	-	40,115	85,885
Income tax valuation allowance	3,110,000	-	74,000	3,036,000

Year ended April 30, 2003
Allowance for doubtful accounts	$122,520	$-	$111,801	$10,719
Reserve for inventory obsolescence	195,495	11,840	-	207,335
Reserve for Indian gaming development	2,718,928	-	-	2,718,928
Deferred interest (1)	173,000	-	47,000	126,000
Income tax valuation allowance	3,171,000	-	61,000	3,110,000

(1) Interest to be paid as part of the note payable on discontinued operations.