Form 10-Q
period 2005-07-31
BUTLER NATIONAL CORP
filed 2005-09-14
CIK 15847

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended July 31, 2005
Transition Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 (No Fee Required)
For the quarter ended July 31, 2005
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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 14, 2005was 52,576,044 shares.

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/05	4/30/05		7/31/05	4/30/05
ASSETS	unaudited	audited	LIABILITIES AND SHAREHOLDERS' EQUITY	unaudited	audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$1,375,038	$1,066,955	Bank overdraft payable	$490,605	$216,301
Accounts receivable, net of allowance for	1,507,815	1,330,283	Promissory notes payable	4,518,662	3,206,953
doubtful accounts of $88,250 at July 31 and			Current maturities of long-term debt and capital lease	470,012	485,011
$88,250 at April 30, 2005			obligations
			Accounts payable	787,001	1,046,651
			Customer deposits	124,614	124,614
Inventories -			Accrued liabilities -
Raw materials	5,018,685	5,417,090	Compensation and compensated absences	419,258	429,682
Work in process	1,174,228	974,584	Other	365,736	361,443
Finished goods	36,869	42,549		--------------	--------------
Aircraft	3,915,387	2,778,387	Total current liabilities	7,175,888	5,870,655
	--------------	--------------
	10,145,169	9,212,610	LONG-TERM DEBT, AND CAPITAL LEASE NET	1,992,867	2,088,932
			OF CURRENT MATURITIES
Prepaid expenses and other current assets	60,244	31,489
	--------------	--------------		--------------	--------------
Total current assets	13,088,266	11,641,337	Total liabilities	9,168,755	7,959,587

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	2,152,800	2,152,800	Preferred stock, par value $5
Machinery and equipment	1,466,759	1,466,759	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	680,300	680,300	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
	4,304,108	4,304,108	no shares issued and outstanding	-	-
Accumulated depreciation	(2,078,907)	(2,046,756)	$1,000 Class B, 6%, convertible cumulative,
	--------------	--------------	liquidation and redemption value $1,000
	2,225,201	2,257,352	no shares issued and outstanding	-	-

SUPPLEMENTAL TYPE CERTIFICATES	1,490,165	1,490,165	Common stock, par value $.01:
			Authorized 100,000,000 shares	411,159	411,159
			issued and outstanding 41,115,871 shares
			at July 31 and 41,115,871 at April 30, 2005
ADVANCES FOR INDIAN GAMING DEVELOPMENTS	1,806,551	1,806,551	Common stock, owed but not issued, 12,060,173 shares	120,602	120,602
(net of reserves of $2,712,440)			Capital contributed in excess of par	10,472,834	10,472,834

			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)

OTHER ASSETS	83,400	83,400	Retained earnings	(747,767)	(953,377)
				--------------	--------------
			Total shareholders' equity	9,524,828	9,319,218
	--------------	--------------		--------------	--------------
Total assets	$18,693,583	$17,278,805	Total liabilities and shareholders' equity	$18,693,583	$17,278,805
	========	========		========	========
The accompanying notes are an integral part of these condensed financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	THREE MONTHS ENDED
	July 31,
	2005	2004
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$2,604,794	$3,088,964
Avionics / Defense	797,524	637,389
Management / Professional Services	709,848	1,445,405
	--------------	--------------
Net Revenues	4,112,166	5,171,758

COST OF SALES
Aircraft / Modifications	1,562,092	2,397,290
Avionics / Defense	427,201	439,974
Management / Professional Services	256,869	1,061,474
	--------------	--------------
Total Cost of Sales	2,246,162	3,898,738
	--------------	--------------
GROSS PROFIT	1,866,004	1,273,020

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,557,143	772,577
	--------------	--------------
OPERATING INCOME	308,861	500,443

OTHER INCOME (EXPENSE)
Interest expense	(93,252)	(70,158)
Interest income	-	4,014
Other	-	3,644
	--------------	--------------
Other expense	215,609	(66,514)

INCOME BEFORE PROVISION FOR INCOME TAXES	215,609	433,929
PROVISION FOR INCOME TAXES	10,000	10,000
	--------------	--------------
NET INCOME	$205,609	$423,929
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.01
	========	========
Shares used in per share calculation	55,576,044	39,256,436
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.01
	========	========
Shares used in per share calculation	52,722,056	47,957,535
	========	========

The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	THREE MONTHS ENDED
	July 31,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$215,609	$439,929
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operations -
Depreciation	32,150	24,534
Amortization	-	-
Reserve for Indian Gaming developments	-	-
Provision for obsolete inventories	-	-
Stock issued for benefit plan	-	-

Changes in assets and liabilities -
Accounts receivable	(177,532)	(469,075)
Inventories	(931,098)	(1,088,016)
Prepaid expenses and other current assets	(30,215)	85,798
Accounts payable	14,654	314,441
Customer deposits	-	(134,985)
Accrued liabilities	(16,129)	93,861
	--------------	--------------
Cash provided by (used in) operating activities	(892,561)	(749,513)
	--------------	--------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	-	(31,783)
Advances for Indian Gaming Developments, net	-	-
Payments received on Indian Gaming note receivable	-	-
Supplemental Type Certificates	-	-
	--------------	--------------
Cash provided by (used in) investing activities	-	(31,783)
	--------------	--------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	-	36,500
Borrowings under promissory notes, net	1,296,709	635,194
Borrowings under long-term debt and capital lease obligations	-	-
Repayments of long-term debt and capital lease obligations	(96,066)	(112,426)
	--------------	--------------
Cash provided by (used in) financing activities	1,200,643	559,268
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	308,083	(222,028)

CASH, beginning of period	1,066,955	1,160,914
	--------------	--------------
CASH, end of period	$1,375,038	$938,886
	========	========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$93,252	$70,158
Income taxes paid	50,000	10,000

The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2005. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2005 are not indicative of the results of operations that may be expected for the year ending April 30, 2006.

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

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at July 31, 2005 and $2,912,440 at April 30, 2005. Based on the information available to us we believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. Due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution we believe it is necessary to establish reserves against the advances. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with Tribal casinos and consist of the purchase of land, land improvements, professional design fees and other consulting and legal costs related to the development of Indian Gaming facilities. The land purchases are located adjacent to residential developments. We believe that these tracts could be developed and sold for residential and commercial use to recover advances if the gaming enterprises do not open.

3. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

4. Research and Development: We charge to operations research and development costs. The amount charged in the quarters ended July 31, 2005 and 2004 were approximately $421,524 and $328,127 respectively.

5. A fixed rate (7.75%) loan was entered into on July 11, 2005, and is collateralized by a Learjet 25 and a Learjet 35. The loan is due with interest in five (5) quarterly payments beginning October 11, 2005 and ending January 11, 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

First quarter fiscal 2006 compared to first quarter fiscal 2005
Our sales for the three months ended July 31, 2005 were $4,112,166, a decrease of 20.5% from the three months ended July 31, 2004 sales of $5,171,758. Our operating profit for the three months ended July 31, 2005 was $308,861, compared to $500,443 for the three months ended July 31, 2004.

Discussion of specific operations are as follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment including modified aircraft decreased 15.7% from $3,088,964 for the three months ended July 31, 2004, to $2,604,794 for the three months ended July 31, 2005. Revenues for the Aircraft Modification for Reduced Vertical Separation Minimums (RVSM) decreased by 46%. Considerable time was spent on additions to the RVSM STC and certification of special mission STC's for modification customers. These events used capacity and reduced RVSM completions. Revenues generated from other modification services increased 105%. The modifications segment had an operating profit of $69,712 for the three months ended July 31, 2005 compared to income of $528,622 for the three months ended July 31, 2004.

Looking forward to fiscal 2006 we anticipate continued revenues relating to RVSM installation. We have projected the installation and sales of approximately 50 to 100 Lear 20 series and Falcon 20 series RVSM kits during the next two years. In addition to the RVSM sales, we expect to experience some increase in our base modification sales. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership directly impacts our aircraft modification revenues. Although we cannot anticipate the future we must always consider the negative impact of items such as the 9-11 event, hurricane Katrina, rapid raise in fuel prices or economic downturns.

Aircraft Acquisitions and Sales: There was no activity for the three months ended July 31, 2005 or July 31, 2004. Management expects this business segment to increase in future years due to increased aircraft acquisitions, modifications and resale's. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales from the Avionics business segment increased 20.9%, from $637,389 for the three months ended July 31, 2004, to $770,435 for the period ended July 31, 2005. This increase is directly related to sales of defense products. Operating profits increased from $51,964 in the three months ended July 31, 2004 to $219,629 for the period ended July 31, 2005. Management expects this business segment to significantly increase in future years due to the addition of new fuel system protection devices like the TSD and classic aviation defense products.

Services - SCADA Systems and Monitoring Services: Revenue from Monitoring Services increased from $284,745 for the three months ended July 31, 2004 to $338,111 for the three months ended July 31, 2005, an increase of 18.7%. During the three months ended July 31, 2005, we maintained a relatively level volume of long-term contracts with municipalities. We had increased revenue due to significant hurricane activity during fiscal 2005. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. Our contracts with our two largest customers have been renewed for fiscal 2006. An operating profit of $25,157 in Monitoring Services was recorded for the three months ended July 31, 2005, compared to a loss of $1,318 for the three months ended July 31, 2004.

Gaming: Revenues from management services related to gaming declined 11.5% from $290,977 for the three months ended July 31, 2004, to $257,505 for the three months ended July 31, 2005. This decrease is related to the costs of changing from Class II to Class III operations.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of establishments for Indian tribes and others. Flight and engineering services are also provided. Management consulting and professional fees were $141,332 for the three months ended July 31, 2005 and $869,684 for the three months ended July 31, 2004. Sales recorded from the development programs related to these services for pass-thru costs were zero for the three months ended July 31, 2005.

Selling, General and Administrative (SG&A): Expenses were $1,557,142, or 37% of revenues for the three months ended July 31, 2005 and $772,577, or 15% of revenue for the three months ended July 31, 2004. Business insurance in 2004 was $94,000. We experienced a substantial increase of over 124% to approximately $211,000 for the three months ended July 31, 2005. In fiscal 2005 we increased both the sales, engineering and administrative staff to support the growth of the business. This increase in staffing accounted for over $320,000 in additional salaries. The sales per employee for the three months ended ending July 31, 2005 was $46,204 compared to $69,888 for the three months ended July 31, 2004. Additional rent and hangar space accounted for approximately $20,000 of the increase in general expenses. Fuel and aircraft maintenance increased by more than $55,000 during the first quarter of this fiscal year. In an effort to increase our sales in Mexico and the United States additional travel and marketing expense accounted for approximately $50,000. Outside professional services related to new STC applications in process were approximately $210,000.

Other Income (Expense): Other expense increased from $76,513 in the three months ended July 31, 2004 to $93,252 for the three months ended July 31, 2005. This interest expense was a result of financing additional inventory and asset purchases.

We employed 89 at July 31, 2005, and 74 at July 31, 2004.

EARNINGS

Income for the three months ended July 31, 2005 was $215,609. This is comparable to income of $423,929 in the three months ended July 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Our first bank line of credit is $500,000. Our unused line of credit at July 31, 2005 was $339,838. Bank debt related to the Company's operating line was $160,162 at July 31, 2005, and $309,934 at July 31, 2004. The interest rate is prime plus two (with a floor of 7.0%). As of July 31, 2005, the interest rate was 8.6%. This note is collateralized by a first and second position on all assets of the Company.

We opened a second bank line of credit on February 10, 2004 of $1,500,000. This line of credit is used to support the additional inventory requirements of the RVSM product line. Debt relating to this line of credit at July 31, 2005 was $1,100,000. The interest rate is prime plus two (with a floor of 7.0%) As of July 31, 2005, the interest rate was 8.6%. This note is collateralized by a first and second position on all assets of the Company.

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

A note payable to a bank in the amount of $850,000 was entered into in December 2003, with interest of prime plus 2% (with a floor of 6%). At July 31, 2005 and July 31, 2004 the balance was $830,000 and $850,000 respectively. The note is collateralized by an Aircraft and Engine Security Agreement. Until June 2005, we had made interest payments only. Thereafter the note was extended for one year with monthly principal payments of $10,000 plus interest.

A note payable to a bank in the amount of $650,000 was entered into in December 2003, with interest at prime. At April 30, 2005 and 2004 we had borrowed $650,000 and $55,000 respectively on this note. The note is collateralized by an Aircraft and Engine Security Agreement.

We have unsecured demand notes to individuals totaling $108,500. Interest ranges from 12% to 14% on these notes.

We are not in default of any of our notes as of July 31, 2005.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2006 and beyond.

We do not, as of July 31, 2005 have any material commitments for other capital expenditures other than the terms of the Indian gaming Management Agreements. Depending upon the development schedules, we will need additional funds to complete its currently planned Indian gaming opportunities. We will use current cash available as well as additional funds, for the start up and construction of gaming facilities. We anticipate initially obtaining these funds from internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. We expect that our start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

Analysis and Discussion of Cash Flow

During the quarter our cash position increased by $308,083. The increase in the cash flow was attributed to an Aircraft loan of $1,660,000 of which $1,127,000 was used in the purchase of two (2) aircraft. RVSM inventory decreased by approximately $300,000.

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

Long-lived assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. We determined that as of July 31, 2005, there had been no impairment in the carrying value of long-lived assets.

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

Changing Prices and Inflation

From fiscal year 2004 to fiscal year 2005 we have experienced an increase in airplane and truck operating costs of approximately 100%. This is mainly related to increases in fuel costs. We anticipate fuel costs to continue to rise in fiscal year 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2005.

27.1 Financial Data Schedule (EDGAR version only). Filed herewith.
We agree to file with the Commission any agreement or instrument not filed as an exhibit upon the request of the Commission.

  Reports on Form 8-K.
  We reported June 22, 2005 on Form 8-K under Item 8 and Item 9 that we issued a press release regarding the announcement   that Avcon Industries, a wholly owned subsidiary has experienced a great deal of success in sales and delivery of Reduced Vertical Separation Minimums (RVSM) for the Learjet 20 Series airplanes in the Latin American market.

  We reported July 28, 2005 on Form 8-K under Item 2, Item 8 and Item 9 that we issued a press release regarding the announcement of   fourth quarter and fiscal year end financial results and conference call

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
September 14, 2005 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
September 14, 2005 Date	/S/ Angela D. Seba Angela D. Seba (Chief Financial Officer)