Form 10-Q
period 2005-10-31
BUTLER NATIONAL CORP
filed 2005-12-08
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended October 31, 2005
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the quarter ended October 31, 2005
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days: Yes X No ____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes No X_
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes No X_
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 5, 2005 was 52,576,044 shares.

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	10/31/05	4/30/05	LIABILITIES AND SHAREHOLDERS' EQUITY	10/31/05	4/30/05
	unaudited	audited		unaudited	audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$1,150,114	$1,066,955	Bank overdraft payable	$204,515	$216,301
Accounts receivable, net of allowance for	1,605,797	1,330,283	Promissory notes payable	4,855,494	3,206,953
doubtful accounts of $86,965 at Oct. 31 and			Current maturities of long-term debt and capital lease	467,361	485,011
$88,250 at April 30, 2005			obligations
			Accounts payable	878,842	1,046,651
			Customer deposits	124,614	124,614
Inventories -			Accrued liabilities
Raw materials	4,941,065	5,417,090	Compensation and compensated absences	426,848	429,682
Work in process	1,200,369	974,584	Other	504,696	361,443
Finished goods	45,357	42,549		--------------	--------------
Aircraft	4,360,383	2,778,387	Total current liabilities	7,462,370	5,870,655
	--------------	--------------
	10,547,174	9,212,610	LONG-TERM DEBT, AND CAPITAL LEASE NET	1,884,665	2,088,932
			OF CURRENT MATURITIES
Prepaid expenses and other current assets	83,050	31,489
	--------------	--------------		--------------	--------------
Total current assets	13,386,135	11,641,337	Total liabilities	9,347,035	7,959,587

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	2,152,800	2,152,800	Preferred stock, par value $5
Machinery and equipment	1,482,758	1,466,759	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	684,301	680,300	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned	-	-
	--------------	--------------	liquidation and redemption value $100,
	4,324,108	4,304,108	no shares issued and outstanding
Accumulated depreciation	(2,111,434)	(2,046,756)	$1,000 Class B, 6%, convertible cumulative,	-	-
	--------------	--------------	liquidation and redemption value $1,000
	2,212,674	2,257,352	no shares issued and outstanding
			Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	1,490,165	1,490,165	Authorized 100,000,000 shares	411,159	411,159
			issued and outstanding 41,115,871 shares at
			at Oct. 31 and 41,115,871 at April 30, 2005
ADVANCES FOR INDIAN GAMING DEVELOPMENTS	1,806,551	1,806,551	Common stock, owed but not issued, 12,060,173 shares	120,602	120,602
(net of reserves of $2,912,440)			Capital contributed in excess of par	10,472,834	10,472,834
			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)

			Retained earnings	(640,705)	(953,377)
OTHER ASSETS	83,400	83,400		--------------	--------------
			Total shareholders' equity	9,631,890	9,319,218
	--------------	--------------		--------------	--------------
Total assets	$18,978,925	$17,278,805	Total liabilities and shareholders' equity	$18,978,925	$17,278,805
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	THREE MONTHS ENDED
	October 31,
	2005	2004
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$2,008,169	$4,350,090
Avionics / Defense	655,907	795,235
Management / Professional Services	2,389,222	785,256
	--------------	--------------
Net Revenues	5,053,298	5,930,581

COST OF SALES
Aircraft / Modifications	1,725,494	3,531,905
Avionics / Defense	341,224	538,453
Management / Professional Services	1,832,598	531,204
	--------------	--------------
Total Cost of Sales	3,899,316	4,601,562
	--------------	--------------
GROSS PROFIT	1,153,982	1,329,019

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	913,776	662,125
	--------------	--------------
OPERATING INCOME	240,206	666,894

OTHER INCOME (EXPENSE)
Interest expense	(123,144)	(65,202)
	--------------	--------------
Other expense	(123,144)	(65,202)

INCOME BEFORE PROVISION FOR INCOME TAXES	117,062	601,692
PROVISION FOR INCOME TAXES	(10,000)	(20,000)
	--------------	--------------
NET INCOME	$107,062	$581,692
	========	========

BASIC EARNINGS PER COMMON SHARE	$.00	$.01
	========	========
Shares used in per share calculation	52,576,044	39,599,391
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.00	$.01
	========	========
Shares used in per share calculation	52,722,056	48,423,140
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	SIX MONTHS ENDED
	October 31,
	2005	2004
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$4,612,962	$7,439,054
Avionics / Defense	1,426,342	1,432,623
Management / Professional Services	3,126,161	2,230,662
	--------------	--------------
Net Revenues	9,165,465	11,102,339

COST OF SALES
Aircraft / Modifications	4,006,941	5,929,195
Avionics / Defense	752,146	978,428
Management / Professional Services	2,105,747	1,592,677
	--------------	--------------
Total Cost of Sales	6,864,834	8,500,300
	--------------	--------------
GROSS PROFIT	2,300,631	2,602,039

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,751,564	1,434,703
	--------------	--------------
OPERATING INCOME	549,067	1,167,336

OTHER INCOME (EXPENSE)
Interest Expense	(216,396)	(135,360)
Other	-	3,644
	--------------	--------------
Other expense	(216,396)	(131,716)

INCOME BEFORE PROVISION FOR INCOME TAXES	332,671	1,035,620
PROVISION FOR INCOME TAXES	(20,000)	(30,000)
	--------------	--------------
NET INCOME	$312,671	$1,005,620
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.03
	========	========
Shares used in per share calculation	52,576,044	39,599,391
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.02
	========	========
Shares used in per share calculation	52,722,056	48,423,140
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	SIX MONTHS ENDED
	Oct. 31,
	2005	2004
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$312,671	$1,005,620
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	64,678	27,224
Amortization	-	-
Reserve for Indian Gaming developments	-	-
Provision for obsolete inventories	-	-
Stock issued for benefit plan	-	-

Changes in assets and liabilities:
Accounts receivable	(275,514)	(258,019)
Inventories	(1,333,105)	(1,948,154)
Prepaid expenses and other current assets	(53,021)	6,388
Accounts payable	(167,808)	878,729
Customer deposits	-	(134,985)
Accrued liabilities	140,420	104,181
	--------------	--------------
Cash provided by (used in) operating activities	(1,311,679)	(319,016)
	--------------	--------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(20,000)	(97,710)
Advances for Indian Gaming Developments, net	-	-
Payments received on Indian Gaming note receivable	-	-
Supplemental Type Certificates	-	-
	--------------	--------------
Cash provided by (used in) investing activities	(20,000)	(97,710)
	--------------	--------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	-	39,625
Borrowings under promissory notes, net	1,619,105	337,166
Borrowings under long-term debt and capital lease obligations	-	-
Repayments of long-term debt and capital lease obligations	(204,268)	(226,258)
	--------------	--------------
Cash provided by (used in) financing activities	1,414,837	150,533
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	83,158	(266,193)

CASH, beginning of period	1,066,956	1,160,914
	--------------	--------------
CASH, end of period	$1,150,114	$894,721
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$216,396	$135,360
Income taxes paid	50,000	10,000

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2005. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2005 are not indicative of the results of operations that may be expected for the year ending April 30, 2006.

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

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at October 31, 2005 and $2,912,440 at April 30, 2005. Based on the information available to us we believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. Due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution we believe it is necessary to establish reserves against the advances. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with Tribal casinos and consist of the purchase of land, land improvements, professional design fees and other consulting and legal costs related to the development of Indian Gaming facilities. The land purchases are located adjacent to residential developments. We believe that these tracts could be developed and sold for residential and commercial use to recover advances if the gaming enterprises do not open.

3. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

4. Research and Development: We charge to operations research and development costs. The amount charged in the quarters ended October 31, 2005 and 2004 were approximately $377,786 and $303,191 respectively.

5. Lease Agreements: On October 17, 2005, Avcon leased additional space at its current location on the Newton City-County Airport in Newton, Kansas. The ten-year lease is for hangars C, D and M and requires a monthly use payment of approximately $8,000 per month for approximately 30,000 square feet of hangar and office space. Approximately one-half of the current space will be released to the Airport and will reduce the monthly use payment be approximately $3,000. The additional space is expected to provide for expansion of Avcon business resulting from new product development.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR TO DATE OCTOBER 31, 2005 COMPARED TO YEAR TO DATE OCTOBER 31, 2004

Our sales for the six months ended October 31, 2005 were $9,165,465, a decrease of 17.4% from the six months ended October 31, 2004 with sales of $11,102,330. Our operating profit for the six months ended October 31, 2005 were $549,067, compared to $1,167,336 for the six months ended October 31, 2004.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment including modified aircraft decreased $2,826,091 (38%) from $7,439,054 in the first six months of fiscal year 2005 to $4,612,962 in the current six months of fiscal 2006. Revenues for the Aircraft Modification for Reduced Vertical Separation Minimums (RVSM) decreased by $3,505,689 (88%). Considerable time was spent on additions to the RVSM STC and certification of special mission STC's for modification customers. These events used capacity and reduced RVSM completions. Revenues generated from other modification services increased 194%. The modifications segment had an operating profit of $20,803 for the six months ended October 31, 2005 compared to income of $1,017,995 for the six months ended October 31, 2004.

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

Aircraft Acquisitions and Sales: We acquired three aircraft during the six months ended October 31, 2005 and no aircraft for the six months ended at October 31, 2004. Management expects this business segment to increase in future years due to increased aircraft acquisitions, modifications and resale's. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales from the Avionics business segment were $1,426,342 for the six months ended October 31, 2005 compared to $1,432,623 in the comparable period of the preceding year, a decrease of 0.4%. Operating profit for the six months ended October 31, 2005, was $368,107 compared to a profit of $233,167 for the six months ended October 31, 2004. Management expects this business segment to increase in future years due to the addition of new fuel system protection devices like the TSD and classic aviation defense products.

Services - SCADA Systems and Monitoring Services: Revenue from Monitoring Services increased from $596,999 for the six months ended October 31, 2004 to $693,499 for the six months ended October 31, 2005, an increase of 16.2%. During the six months ended October 31, 2005 we maintained a relatively level volume of long-term contracts with municipalities. We had increased revenue due to significant hurricane activity during the six months ended October 31, 2005. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. Our contracts with our two largest customers have been renewed for fiscal 2006. An operating profit of $54,784 in Monitoring Services was recorded for the six months ended October 31, 2005, compared to a loss of $5,339 for the six months ended October 31, 2004.

Gaming: Revenues from management services related to gaming increased 0.7% from $541,236 for the six months ended October 31, 2004, to $545,063 for the six months ended October 31, 2005. This increase is related to the approval of Class III casino gaming in Oklahoma.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of establishments for Indian tribes and others. Flight and engineering services are also provided. Management consulting and professional fees were $1,887,599 for the six months ended October 31, 2005 and $1,092,426 for the six months ended October 31, 2004. BCS Construction completed two buildings during the 2nd quarter. The revenue from these buildings was $1,552,297 and the related costs were $1,505,120.

Selling, General and Administrative (SG&A): Expenses were $1,751,564, or 19% of revenues for the six months ended October 31, 2005 and $1,434,703, or 13% of revenue for the six months ended October 31, 2004. Business insurance in the first six months of fiscal 2006 increased of over 22% to approximately $314,000. In fiscal 2006 an increase of 15 employees accounted for approximately $600,000 in additional wages. The sales per employee for the six months ended October 31, 2005 were $101,838 compared to $148,031 for the six months ended October 31, 2004. Additional rent and hangar space accounted for approximately $20,000 of the increase in general expenses. Fuel and aircraft maintenance increased by more than $58,000 during the first six months of this fiscal year. In an effort to increase our Avcon sales in Mexico and China additional travel and marketing expense accounted for approximately $21,000 during the first six months of fiscal 2006.

Other Income (Expense): Other expenses increased from $135,360 in the six months ended October 31, 2004 to $216,396 for the six months ended October 31, 2005. The additional interest expense was a result of financing activities related to inventory and asset purchases.

We employed 90 at October 31, 2005 and 75 at October 31, 2004.

Earnings: Our net income for the prior six months period ended October 31, 2004 was $1,005,620. Our net income for the current six months ended October 31, 2005 was $312,671. Income derived from our RVSM business declined from 2005 to 2006 because of the passing of the initial RVSM required date of January 20, 2005. RVSM sales have continued as we continue to equip the Lear 20 series fleet and work toward approval of the Lear 30 series airplanes.

SECOND QUARTER FISCAL 2006 COMPARED TO SECOND QUARTER FISCAL 2005

Our sales for the three months ended October 31, 2005 were $5,053,299, a decrease of 14.8% from the three months ended October 31, 2004 with sales of $5,930,581. Our operating profit for the three months ended October 31, 2005 were $240,206, compared to $666,893 for the three months ended October 31, 2004.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment including modified aircraft decreased $2,341,921 (53.8%) from $4,350,090 in the second quarter of fiscal year 2005 to $2,008,169 in the current quarter of fiscal 2006. Revenues generated from other modification services increased 310%. The modifications segment had an operating loss of $48,908 for the three months ended October 31, 2005 compared to income of $489,374 for the three months ended October 31, 2004.

Aircraft Acquisitions and Sales: We acquired one aircraft during the three months ended October 31, 2005 and no aircraft for the three months ended at October 31, 2004.

Avionics: Sales from the Avionics business segment were $655,908 for the three months ended October 31, 2005 compared to $795,235 in the comparable period of the preceding year, a decrease of 17.5%. Operating profit for the three months ended October 31, 2005, was $148,477 compared to a profit of $181,203 for the three months ended October 31, 2004.

Services - SCADA Systems and Monitoring Services: Revenue from Monitoring Services increased from $312,255 for the three months ended October 31, 2004 to $355,388 for the three months ended October 31, 2005, an increase of 13.8%. An operating profit of $29,627 in Monitoring Services was recorded for the three months ended October 31, 2005, compared to a loss of $4,020 for the three months ended October 31, 2004.

Gaming: Revenues from management services related to gaming increased 14.9% from $250,259 for the three months ended October 31, 2004, to $287,558 for the three months ended October 31, 2005.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of establishments for Indian tribes and others. Flight and engineering services are also provided. Management consulting and professional fees were $1,746,277 for the three months ended October 31, 2005 and $222,743 for the three months ended October 31, 2004.

Other Income (Expense): Other expenses increased from $85,202 in the three months ended October 31, 2004 to $133,144 for the three months ended October 31, 2005.

Earnings: Our net income for the prior three months ended October 31, 2004 was $581,692. Our net income for the current three months ended October 31, 2005 was $107,062.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Our first bank line of credit is $500,000. Our unused line of credit at October 31, 2005 was $175,506. Bank debt related to the Company's operating line was $324,494 at October 31, 2005, and $488,094 at October 31, 2004. The interest rate is prime plus two (with a floor of 7.0%). As of October 31, 2005, the interest rate was 8.9%. This note is collateralized by a first and second position on all assets of the Company.

We opened a second bank line of credit on February 10, 2004 of $1,500,000. This line of credit is used to support the additional inventory requirements of the RVSM product line. Debt relating to this line of credit at October 31, 2005 was $1,400,000. The interest rate is prime plus two (with a floor of 7.0%) As of October 31, 2005, the interest rate was 8.9%. This note is collateralized by a first and second position on all assets of the Company.

We believe both lines of credit will be extended when they are due and do not anticipate the repayment of these notes in fiscal 2006. Our first line of credit has been extended to September 2006 with no changes in the conditions of the terms. The second line of credit has been extended to September 2006. If the Bank were to demand repayment of all notes-payable we currently do not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

Two notes payable to the same bank in the amount of $1,110,000 and $550,000 were entered into on July 11, 2005 at a fixed rate of 7.75%. The loan is in five (5) quarterly payments beginning October 11, 2005 and ending January 11, 2007. The note is secured by an Aircraft and Engine security agreement.

A note payable to a bank in the amount of $850,000 was entered into in December 2003, with interest of prime plus 2% (with a floor of 6%). At October 31, 2005 and October 31, 2004 the balance was $810,000 and $850,000 respectively. The note is collateralized by an Aircraft and Engine Security Agreement. Until June 2005, we had made interest payments only. Thereafter the note was extended for one year with monthly principal payments of $10,000 plus interest.

A note payable to a bank in the amount of $650,000 was entered into in December 2003, with interest at prime. At October 31, 2005 and 2004 we had borrowed $552,500 and $650,000 respectively on this note. The note is collateralized by an Aircraft and Engine Security Agreement.

We have unsecured demand notes to individuals totaling $108,500. Interest ranges from 12% to 14% on these notes.

We are not in default of any of our notes as of October 31, 2005.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2006 and beyond.

We do not, as of October 31, 2005 have any material commitments for other capital expenditures other than the terms of the Indian gaming Management Agreements. Depending upon the development schedules, we will need additional funds to complete its currently planned Indian gaming opportunities. We will use current cash available as well as additional funds, for the start up and construction of gaming facilities. We anticipate initially obtaining these funds from internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. We expect that our start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

Analysis and Discussion of Cash Flow

During the quarter our cash position increased by $83,158. The increase in the cash flow was attributed to an increase in operating activities of $1,311,679. Aircraft inventory increased by $1,581,996 while all other inventory decreased by $248,891. Additional borrowings in the first six months were $1,619,105 while re-payments of loans were slightly over $204,268.

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

Critical Accounting Policies

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

Changing Prices and Inflation

From fiscal year 2004 to fiscal year 2005 we have experienced an increase in airplane and truck operating costs of approximately 100%. This is mainly related to increases in fuel costs. We anticipate long-term fuel costs to continue to rise in fiscal years 2006 and 2007.

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

PART II. OTHER INFORMATION
Item 1	Legal Proceedings None
Item 1A.	Risk Factors None
Item 2	Unregistered Shares of Equity Securities and Use of Proceeds None
Item 3	Defaults Upon Senior Securities None
Item 4	Submission of Matters to Vote of Security Holders None
Item 5	Other Information None
Item 6	Exhibits and reports on Form 8-K. (A) Exhibits.
	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
	31.1	Certificate of Chief Executive Officer
	31.2	Certificate of Chief Financial Officer
	32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
99

Exhibit Number 99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2005

	27.1	Financial Data Schedule (EDGAR version only). Filed herewith. We agree to file with the Commission any agreement or instrument not filed as an exhibit upon the request of the Commission.
(B)

Reports on Form 8-K.

We reported on September 14, 2005 on Form 8-K under Item 8.01 and Item 9.01 that we issued a press release regarding the filing of our quarterly report on Form 10-Q with the Securities and Exchange Commission for the period ending July 31, 2005.

We reported on October 19, 2005 on Form 8-K under Item 8.01 and Item 9.01 that we issued a press release announcing that we were invited to join Kansas delegation exploring business opportunities in China.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
December 8, 2005 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
December 8, 2005 Date	/S/ Angela D. Shinabargar Angela D. Shinabargar (Chief Financial Officer)