Form 10-Q
period 2006-01-31
BUTLER NATIONAL CORP
filed 2006-03-01
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended January 31, 2006
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the quarter ended January 31, 2006
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of February 24, 2006 was 52,576,044 shares.

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	01/31/06	4/30/05	LIABILITIES AND SHAREHOLDERS' EQUITY	01/31/06	4/30/05
	unaudited	audited		unaudited	audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$815,925	$1,066,955	Bank overdraft payable	$127,670	$216,301
Accounts receivable, net of allowance for	752,974	1,330,283	Promissory notes payable	4,252,187	3,206,953
doubtful accounts of $86,965 at Jan. 31, 2006 and			Current maturities of long-term debt and capital lease	461,525	485,011
$88,250 at April 30, 2005			obligations
Contracts in process	340,000	-	Accounts payable	792,803	1,046,651
			Customer deposits	114,614	124,614
Inventories -			Accrued liabilities
Raw materials	5,460,204	5,417,090	Compensation and compensated absences	409,641	429,682
Work in process	463,360	974,584	Other	324,255	361,443
Finished goods	33,775	42,549		--------------	--------------
Aircraft	4,442,898	2,778,387	Total current liabilities	6,482,695	5,870,655
	--------------	--------------
	10,400,237	9,212,610	LONG-TERM DEBT, AND CAPITAL LEASE NET	1,779,470	2,088,932
			OF CURRENT MATURITIES
Prepaid expenses and other current assets	56,169	31,489
	--------------	--------------		--------------	--------------
Total current assets	12,365,305	11,641,337	Total liabilities	8,262,165	7,959,587

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	2,152,800	2,152,800	Preferred stock, par value $5
Machinery and equipment	1,491,358	1,466,759	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	684,301	680,300	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned	-	-
	--------------	--------------	liquidation and redemption value $100,
	4,332,708	4,304,108	no shares issued and outstanding
Accumulated depreciation	(2,146,578)	(2,046,756)	$1,000 Class B, 6%, convertible cumulative,	-	-
	--------------	--------------	liquidation and redemption value $1,000
	2,186,130	2,257,352	no shares issued and outstanding
			Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	1,490,165	1,490,165	Authorized 100,000,000 shares	411,159	411,159
			issued and outstanding 41,115,871 shares at
			at Jan. 31 and 41,115,871 at April 30, 2005
ADVANCES FOR INDIAN GAMING DEVELOPMENTS	1,806,551	1,806,551	Common stock, owed but not issued, 12,060,173 shares	120,602	120,602
(net of reserves of $2,912,440)			Capital contributed in excess of par	10,472,834	10,472,834
			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)

			Retained earnings	(603,209)	(953,377)
OTHER ASSETS	83,400	83,400		--------------	--------------
			Total shareholders' equity	9,669,386	9,319,218
	--------------	--------------		--------------	--------------
Total assets	$17,931,551	$17,278,805	Total liabilities and shareholders' equity	$17,931,551	$17,278,805
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	THREE MONTHS ENDED
	January 31,
	2006	2005
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$1,705,395	$5,164,601
Avionics / Defense	558,529	811,478
Management / Professional Services	807,377	1,035,038
	--------------	--------------
Net Revenues	3,071,301	7,011,117

COST OF SALES
Aircraft / Modifications	1,537,451	4,256,285
Avionics / Defense	258,968	426,729
Management / Professional Services	247,589	648,605
	--------------	--------------
Total Cost of Sales	2,044,008	5,331,619
	--------------	--------------
GROSS PROFIT	1,027,293	1,679,498

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	826,120	910,941
	--------------	--------------
OPERATING INCOME	201,173	768,557

OTHER INCOME (EXPENSE)
Interest expense	(129,190)	(81,886)
Other	4,769	-
	--------------	--------------
Other expense	(124,421)	(81,886)

INCOME BEFORE PROVISION FOR INCOME TAXES	76,752	686,671
PROVISION FOR INCOME TAXES	(39,257)	(20,500)
	--------------	--------------
NET INCOME	$37,495	$666,171
	========	========

BASIC EARNINGS PER COMMON SHARE	$.00	$.02
	========	========
Shares used in per share calculation	52,576,044	39,898,681
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.00	$.01
	========	========
Shares used in per share calculation	52,722,056	48,505,192
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	NINE MONTHS ENDED
	January 31,
	2006	2005
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$6,318,358	$12,603,655
Avionics / Defense	2,042,556	2,244,101
Management / Professional Services	3,875,852	3,265,700
	--------------	--------------
Net Revenues	12,236,766	18,113,456

COST OF SALES
Aircraft / Modifications	5,544,392	10,185,479
Avionics / Defense	1,044,890	1,405,157
Management / Professional Services	2,319,560	2,241,284
	--------------	--------------
Total Cost of Sales	8,908,842	13,831,920
	--------------	--------------
GROSS PROFIT	3,327,924	4,281,536

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,577,684	2,345,644
	--------------	--------------
OPERATING INCOME	750,240	1,935,892

OTHER INCOME (EXPENSE)
Interest Expense	(345,586)	(217,246)
Other	4,769	3,645
	--------------	--------------
Other expense	(340,817)	(213,601)

INCOME BEFORE PROVISION FOR INCOME TAXES	409,423	1,722,291
PROVISION FOR INCOME TAXES	(59,257)	(50,500)
	--------------	--------------
NET INCOME	$350,166	$1,671,791
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.04
	========	========
Shares used in per share calculation	52,576,044	39,898,681
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.03
	========	========
Shares used in per share calculation	52,722,056	48,505,192
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	NINE MONTHS ENDED
	Jan. 31,
	2006	2005
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$350,166	$1,671,791
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	99,821	62,508

Changes in assets and liabilities:
Accounts receivable	577,310	(370,778)
Contracts in process	(338,540)
Inventories	(1,187,627)	(2,510,455)
Prepaid expenses and other current assets	(26,140)	48,928
Accounts payable	(342,479)	637,386
Customer deposits	(10,000)	5,015
Accrued liabilities	(57,227)	180,920
	--------------	--------------
Cash provided by (used in) operating activities	(934,716)	(274,685)
	--------------	--------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(28,600)	(1,365,708)
Advances for Indian Gaming Developments, net	-	-
Supplemental Type Certificates	-	-
	--------------	--------------
Cash provided by (used in) investing activities	(28,600)	(1,365,708)
	--------------	--------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	-	61,874
Borrowings under promissory notes, net	1,045,234	847,018
Borrowings under long-term debt and capital lease obligations	-	713,728
Repayments of long-term debt and capital lease obligations	(332,948)	-
	--------------	--------------
Cash provided by (used in) financing activities	712,286	1,622,620
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	(251,030)	(17,773)

CASH, beginning of period	1,066,955	1,160,914
	--------------	--------------
CASH, end of period	$815,925	$1,143,141
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$345,585	$217,246
Income taxes paid	69,257	10,500

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2005. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months and nine months ended January 31, 2006 are not indicative of the results of operations that may be expected for the year ending April 30, 2006.

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

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at January 31, 2006 and $2,912,440 at April 30, 2005. Based on the information available to us we believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. Due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution we believe it is necessary to establish reserves against the advances. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. The assets were intended to be used with Tribal casinos and consist of the purchase of land, land improvements, professional design fees and other consulting and legal costs related to the development of Indian Gaming facilities. The land purchases are located adjacent to residential developments. We believe that these tracts could be developed and sold for residential and commercial use to recover advances if the gaming enterprises do not open.

3. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

4. Research and Development: We charge to operations research and development costs. The amount charged in the quarters ended January 31, 2006 and 2005 were approximately $342,449 and $283,152 respectively.

5. Lease Agreements: On October 17, 2005, Avcon leased additional space at its current location on the Newton City-County Airport in Newton, Kansas. The ten-year lease is for hangars C, D and M and requires a monthly use payment of approximately $8,000 per month for approximately 30,000 square feet of hangar and office space. Approximately one-half of the current space will be released to the Airport and will reduce the monthly use payment by approximately $3,000. The additional space is expected to provide for expansion of Avcon business resulting from new product development.

6. Borrowings: During the nine months ended January 31, 2006 two notes payable to the same bank in the amount of $1,110,000 and $550,000 were entered into on July 11, 2005 at a fixed rate of 7.75%. These two notes were for the purchase of two Lear aircraft. The loan is due in five (5) quarterly payments beginning October 11, 2005 and ending January 11, 2007.

A note in the amount of $650,000 was paid off in December 2005 upon the sale of a set of GE engines.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR TO DATE JANUARY 31, 2006 COMPARED TO YEAR TO DATE JANUARY 31, 2005

Our sales for the nine months ended January 31, 2006 were $12,236,766, a decrease of 32.4% from the nine months ended January 31, 2005 with sales of $18,113,456. Our operating profit for the nine months ended January 31, 2006 were $750,240, compared to $1,935,892 for the nine months ended January 31, 2005.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment including modified aircraft decreased $6,285,297 (50%) from $12,603,655 in the first nine months of fiscal year 2005 to $6,318,358 in the current nine months of fiscal 2006. Revenues for the Aircraft Modification for Reduced Vertical Separation Minimums (RVSM) decreased by $8,194,510 (78%). Considerable time was spent on additions to the RVSM STC and certification of special mission STC's for modification customers. These events reallocated our current capacity and therefore reduced RVSM completions. Revenues generated from other modification services increased 89.7%. The modifications segment had an operating profit of $393,066 for the nine months ended January 31, 2006 compared to operating profit of $1,976,094 for the nine months ended January 31, 2005.

Looking forward to fiscal 2007, we anticipate continued revenues relating to RVSM installation. We have projected the installation and sales of approximately 50 to 100 Lear 20 series and Falcon 20 series RVSM kits during the next two years. In addition to the RVSM sales, we expect to experience some increase in our base modification sales. As the economy grows, aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership directly impacts our aircraft modification revenues. Although we cannot anticipate the future, we must always consider the negative impact of items such as the 9-11 event, hurricane Katrina, rapid raise in fuel prices or economic downturns.

Aircraft Acquisitions and Sales: We acquired four aircraft during the nine months ended January 31, 2006 and one aircraft for the nine months ended at January 31, 2005. Management expects this business segment to increase in future years due to increased aircraft acquisitions, modifications and resales. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales from the Avionics business segment were $2,042,556 for the nine months ended January 31, 2006 compared to $2,244,101 in the comparable period of the preceding year, a decrease of 9%. Operating profit for the nine months ended January 31, 2006 was $739,786 compared to an operating profit of $608,814 for the nine months ended January 31, 2005. Management expects this business segment to increase in future years due to the addition of new fuel system protection devices like the TSD and classic aviation defense products.

Services - SCADA Systems and Monitoring Services: Revenue from Monitoring Services increased from $907,228 for the nine months ended January 31, 2005 to $1,050,582 for the nine months ended January 31, 2006, an increase of 15.8%. During the nine months ended January 31, 2006 we maintained a relatively level volume of long-term contracts with municipalities. We had increased revenue due to significant hurricane activity during the nine months ended January 31, 2006. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. Our contracts with our two largest customers have been renewed for fiscal 2006. An operating profit of $238,880 in Monitoring Services was recorded for the nine months ended January 31, 2006, compared to $167,626 for the nine months ended January 31, 2005.

Gaming: Revenues from management services related to gaming increased 9.6% from $786,069 for the nine months ended January 31, 2005, to $861,675 for the nine months ended January 31, 2006. This increase is related to the approval of Class III casino gaming in Oklahoma.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of establishments for Indian tribes and others. Flight and engineering services are also provided. Management consulting and professional fees were $1,963,597 for the nine months ended January 31, 2006 and $1,572,403 for the nine months ended January 31, 2005. The revenue from buildings completed during the nine months was $1,552,297 and the related costs were $1,505,120.

Selling, General and Administrative (SG&A): Expenses were $2,577,684 or 21% of revenues for the nine months ended January 31, 2006 and $2,345,644, or 13% of revenue for the nine months ended January 31, 2005. Business insurance in the first nine months of fiscal 2006 increased by 10% to approximately $600,000. In fiscal 2006 employee wages accounted for an approximate increase of $500,000. The sales per employee for the nine months ended January 31, 2006 were $152,960 compared to $186,737 for the nine months ended January 31, 2005. Additional rent and hangar space accounted for approximately $25,000 of the increase in general expenses. Fuel and aircraft maintenance increased by 5% to nearly $160,000. In an effort to increase our Avcon sales in Mexico and China additional travel and marketing expenses accounted for approximately $20,000 during the first nine months of fiscal 2006.

Other Income (Expense): Other expenses increased from $3,601 in the nine months ended January 31, 2005 to $340,817 for the nine months ended January 31, 2006. The additional interest expense was a result of financing activities related to inventory and asset purchases.

We employed 80 at January 31, 2006 and 97 at January 31, 2005.

Earnings: Our net income for the prior nine months period ended January 31, 2005 was $1,671,791. Our net income for the current nine months ended January 31, 2006 was $350,166. Income derived from our RVSM business declined from 2005 to 2006 because of the passing of the initial RVSM required date of January 20, 2005. RVSM sales have continued as we continue to equip the Lear 20 series fleet and work toward approval of the Lear 30 series airplanes.

THIRD QUARTER FISCAL 2006 COMPARED TO THIRD QUARTER FISCAL 2005

Our sales for the three months ended January 31, 2006 were $3,071,301, a decrease of 56% from the three months ended January 31, 2005 with sales of $7,011,117. Our operating profit for the three months ended January 31, 2006 were $201,173, compared to $768,557 for the three months ended January 31, 2005.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from the Aircraft Modifications business segment including modified aircraft decreased $3,459,206 (67%) from $5,164,601 in the third quarter of fiscal year 2005 to $1,705,395 in the current quarter of fiscal 2006. Operating profit generated from modification services decreased 94%. The modifications segment had an operating profit of $42,262 for the three months ended January 31, 2006 compared to operating income of $718,099 for the three months ended January 31, 2005.

Aircraft Acquisitions and Sales: We acquired one aircraft during the three months ended January 31, 2006 and one aircraft for the three months ended at January 31, 2005.

Avionics: Sales from the Avionics business segment were $558,529 for the three months ended January 31, 2006 compared to $811,478 in the comparable period of the preceding year, a decrease of 31%. Operating profit for the three months ended January 31, 2006, was $242,779 compared to a profit of $267,647 for the three months ended January 31, 2005.

Services - SCADA Systems and Monitoring Services: Revenue from Monitoring Services increased from $310,228 for the three months ended January 31, 2005 to $357,082 for the three months ended January 31, 2006, an increase of 15%. An operating profit of $64,095 in Monitoring Services was recorded for the three months ended January 31, 2006, compared to a profit of $52,965 for the three months ended January 31, 2005.

Gaming: Revenues from management services related to gaming increased 29.3% from $244,833 for the three months ended January 31, 2005, to $316,612 for the three months ended January 31, 2006.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of establishments for Indian tribes and others. Flight and engineering services are also provided. Management consulting and professional fees were $133,683 for the three months ended January 31, 2006 and $479,977 for the three months ended January 31, 2005.

Selling, General and Administrative (SG&A): Expenses were $826,120 or 26% of revenues for the three months ended January 31, 2006 and $910,642 or 12% of revenue for the three months ended January 31, 2005.

Other Income (Expense): Other expenses increased from $81,886 in the three months ended January 31, 2005 to $124,421 for the three months ended January 31, 2006.

Earnings: Our net income for the prior three months ended January 31, 2005 was $666,171. Our net income for the current three months ended January 31, 2006 was $37,495.

LIQUIDITY AND CAPITAL RESOURCES

Borrowed funds have been used primarily for working capital. Our first bank line of credit is $500,000. Our unused line of credit at January 31, 2006 was $196,313. Bank debt related to the Company's operating line was $303,687 at January 31, 2006, and $364,546 at January 31, 2005. The interest rate is prime plus two (with a floor of 7.0%). As of January 31, 2006, the interest rate was 9.5%. This note is collateralized by a first and second position on all assets of the Company.

We opened a second bank line of credit on February 10, 2004 of $1,500,000. This line of credit is used to support the additional inventory requirements of the RVSM product line. Debt relating to this line of credit at January 31, 2006 was $1,400,000. The interest rate is prime plus two (with a floor of 7.0%) As of January 31, 2006, the interest rate was 9.5%. This note is collateralized by a first and second position on all assets of the Company.

We believe both lines of credit will be extended when they are due and do not anticipate the repayment of these notes in fiscal 2006. Our first line of credit has been extended to September 2006 with no changes in the conditions of the terms. The second line of credit has been extended to September 2006. If the Bank were to demand repayment of all notes-payable, we currently do not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company.

Two notes payable to the same bank in the amount of $1,110,000 and $550,000 were entered into on July 11, 2005 at a fixed rate of 7.75%. The loan is in five (5) quarterly payments beginning October 11, 2005 and ending January 11, 2007. The note is secured by an Aircraft and Engine security agreement.

A note payable to a bank in the amount of $850,000 was entered into in December 2003, with interest of prime plus 2% (with a floor of 6%). At January 31, 2006 and January 31, 2005 the balance was $780,000 and $850,000 respectively. The note is collateralized by an Aircraft and Engine Security Agreement. Until June 2005, we had made interest payments only. Thereafter the note was extended for one year with monthly principal payments of $10,000 plus interest.

A note payable to a bank in the amount of $650,000 was entered into in December 2003, with interest at prime. At January 31, 2006 and 2005 we had borrowed $0 and $650,000 respectively on this note. The note was paid in full during the quarter.

We have unsecured demand notes to individuals totaling $108,500. Interest ranges from 12% to 14% on these notes.

We are not in default of any of our notes as of January 31, 2006.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2006 and beyond.

We do not, as of January 31, 2006, have any material commitments for other capital expenditures other than the terms of the Indian gaming Management Agreements. Depending upon the development schedules, we will need additional funds to complete its currently planned Indian gaming opportunities. We will use current cash available as well as additional funds, for the start up and construction of gaming facilities. We anticipate initially obtaining these funds from internally generated working capital and borrowings. After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. We expect that our start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

Analysis and Discussion of Cash Flow

During the quarter our cash position decreased by $251,030. The decrease in the cash flow was attributed to a decrease in operating activities of $934,716. Aircraft inventory increased by $1,664,511 while all other inventory decreased by $476,884, of which $650,000 was the sale of the aircraft engines associated with debt of $650,000. Net change in borrowings in the first nine months was $1,045,234 while re-payments of loans were slightly over $332,948.

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

Long-lived assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. We determined that as of January 31, 2006, there had been no impairment in the carrying value of long-lived assets.

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
(B)

Reports on Form 8-K.

We reported on November 16, 2005 on Form 8-K under Item 8.01 and Item 9.01 that we issued a press release announcing that the company had completed its first installation of the Avcon Reduced Vertical Separation Minimums (RVSM) for Learjet 35 and 36 airplanes.

We reported on December 13, 2005 on Form 8-K under Item 2.02, Item 8.01 and Item 9.01 that we issued a press release regarding the filing of our quarterly report on Form 10-Q with the Securities and Exchange Commission for the period ending October 31, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
March 1, 2006 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
March 1, 2006 Date	/S/ Angela D. Shinabargar Angela D. Shinabargar (Chief Financial Officer)