Form 10-K
period 2006-04-30
BUTLER NATIONAL CORP
filed 2006-07-27
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One) [X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended April 30, 2006 or
[ ]Transition Report Pursuant to Section 13 or 15(d) of the Security Exchange Act of 1934 (No Fee Required)
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

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a non-accelerated filer. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company. Yes [ ] No [X]

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity of the Registrant was approximately $14,921,927 at July 7, 2006, when the average bid and asked prices of such stock was $0.34.

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 7, 2006, was 53,051,837 shares.
DOCUMENTS INCORPORATED BY REFERENCE: NONE
This Form 10-K consists of 64 pages (including exhibits). The index to exhibits is set forth on pages 32-34.
PART I
Item 1. BUSINESS
Forward Looking Information

The information set forth below includes "forward-looking" information as outlined in the Private Securities Litigation Reform Act of 1995. The Cautionary Statements, filed by us as Exhibit 99 to this Form 10-K, are incorporated herein by reference and you are specifically referred to such Cautionary Statements for a discussion of factors which could affect our operations and forward-looking statements contained herein. These Risk Factors are also listed in Part I Item 1A.

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

Avionics - principally includes the manufacture, sale and service of airborne electronic switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90 and the KC-10 aircraft, Transient Suppression Devices (TSDs) for fuel tank protection on Boeing Classic 737 and 747 aircraft and other Classic aircraft using a capacitance fuel quantity indicating system ("FQIS"), airborne electronics upgrades for classic weapon control systems used on military aircraft and vehicles, and consulting services with airlines and equipment manufacturers regarding fuel system safety requirements. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona and the services through Butler National Corporation - Olathe, Kansas ("Avionics", "Classic Aviation Products", "Safety Products", "Switching Units", or "WAI").

Aircraft - Acquisition, Modification and Sales - Our subsidiary, Butler National, Inc., purchases airplanes, principally Learjets, modifies the planes and sells the planes directly to customers or receives a broker fee for placing an airplane with a customer. Also, the Company-owned aircraft are sometimes used to prove the design, testing and compliance of STC modifications during the FAA approval process.

Services - SCADA (Supervisory Control and Data Acquisition) Systems and Monitoring Services - principally includes the monitoring and related repair services of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector. We provide these services through our subsidiary, Butler National Services, Inc. ("Monitoring Services" or "BNS").

Corporate / Professional Services - provides as a management service licensed architectural services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design and graphic representation. We have expanded this segment to include aviation-related engineering consulting services and operate as the Butler National Aircraft Certification Center ("BNACC").

Gaming - principally includes business management services and advances to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. We provide these management services and advances through our subsidiary, Butler National Service Corporation ("Management Services", "Gaming" "IGC" or "BNSC").

Assets as of April 30, 2006 and Net Revenues for the year ended April 30, 2006.
Industry Segment	Assets	Revenue
Aircraft Modifications	31.5%	49.5%
Aircraft	27.2%	0.0%
Avionics	20.7%	18.9%
Gaming	11.2%	8.5%
Monitoring Services	1.7%	9.4%
Corporate / Professional Services	7.7%	13.7%
Regulations

Regulation Under Federal Aviation Administration: Our Avionics and Aircraft Modifications segments are subject to regulation by the Federal Aviation Administration ("FAA"). We manufacture products and parts under FAA Parts Manufacturing Authority (PMA) requiring qualification and traceability of all materials and vendors used by us. We make aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA. We repair aircraft parts pursuant to the authority granted by our FAA Authorized Repair Station. Violation or changes to FAA regulations could be detrimental to our operation in these business segments.

Licensing and Regulation under Federal Indian Law: Before commencing gaming operations (Class II or Class III) on Indian Land, we must obtain the approval of various regulatory entities. Gaming on Indian land is extensively regulated by Federal, State and Tribal governments and authorities. Regulatory changes could limit or otherwise materially affect the types of gaming that may be conducted on Indian Land. All aspects of our proposed business operations on Indian Lands are subject to approval, regulation and oversight by the Bureau of Indian Affairs ("BIA"), the Secretary of the United States Department of the Interior ("Secretary"), and the National Indian Gaming Commission ("NIGC"). Our management of Class III gaming operations is also subject to approval of a Class III Gaming Compact between the Indian Tribe and the respective state. Failure to comply with applicable laws or regulations, whether Federal, State or Tribal, could result in, among other things, the termination of any management agreements which would have a material adverse effect on us. Management agreement terms are also regulated by the Indian Gaming Regulatory Act ("IGRA"), which restricts initial terms to five years and management fees to 30% of the net profits of the casino, except in certain circumstances where the term may be extended to seven years and the management fee increased to 40%. Management agreements with Indian Tribes will not be approved by the NIGC unless, among other things, background checks of the directors and officers of the manager and its ten largest holders of capital stock have been satisfactorily completed. We will also be required to comply with background checks as specified in Tribal-State Compacts before we can manage gaming operations on Indian land. Background checks by the NIGC may take up to 180 days and may be extended to 270 days. There can be no assurance that we would continue to be successful in obtaining the necessary regulatory approvals for our proposed gaming operations on a timely basis, or at all.

Licensing and Regulation under State of Kansas Law: Our present and future shareholders are and will continue to be subject to review by regulatory agencies. In connection with the our proposed operation of a Class III Indian casino in the territorial boundaries of the State of Kansas, the Company, the appropriate Indian Tribe and the key personnel of all entities may be required to hold Class III licenses approved in the respective state prior to conducting operations. The failure of the Company or the key personnel to obtain or retain a license in these states could have a material adverse effect on the Company or on its ability to obtain or retain Class III licenses in other jurisdictions. Each such State Gaming Agency has broad discretion in granting, renewing and revoking licenses. Obtaining such licenses and approvals will be time consuming and cannot be assured. The State of Kansas has approved pari-mutuel dog and/or horse racing for non-Indian organizations. The State of Kansas operates lottery and keno games for the benefit of the State. There is no assurance that a Tribal/State Compact between the Tribes and the State of Kansas can be completed. If the Compact is not approved, there could be a material adverse effect on our plans for Class III gaming within the territorial boundaries of Kansas.

As a condition to obtaining and maintaining our Oklahoma Class III license or any other Class III license, we must submit detailed financial and other reports to the Indian Tribe and the respective federal and state regulatory Agencies ("the Agency"). Any person owning or acquiring 5% or more of the Common Stock of the Company must be found suitable by one or more of the agencies or the Indian Tribes ("the Interest"). Any Agency has the authority to require a finding of suitability with respect to any shareholder regardless of the percentage of ownership. If found unsuitable by any Agency or the Indian Tribe, the shareholder must offer all of the Ownership Interest in Company stock held by such shareholder to the Company for cash at the current market bid price less a fifteen percent (15%) administrative charge and the Company must purchase such Interest within ten days of the offer. The shareholder is required to pay all costs of investigation with respect to a determination of his/her suitability. In addition, regardless of ownership, each member of the board of directors and certain officers of the Company are subject to a finding of suitability by any Agency and the Indian Tribe.

Financial Information about Industry Segments
Information with respect to our industry segments are found at Note 10 of Notes to Consolidated Financial Statements for the year ended April 30, 2006.
Narrative Description of Business Aircraft Modifications

Avcon modifies business-type aircraft in Newton, Kansas. The modifications include aircraft conversion from passenger to freighter configuration, addition of aerial photography capability, stability enhancing modifications for Learjets, and other special mission modifications. Avcon offers avionics, aerodynamic and stability improvement products for selected business jet aircraft. Avcon makes these modifications to customer-owned aircraft and Company owned aircraft for resale.

Sales of the Aircraft Modifications products are handled directly through Avcon. Specialty modifications are quoted individually by job. We are geographically located in the marketplace for Aircraft Modifications products. We believe there are two primary competitors (AAR of Oklahoma, and Raisbeck Engineering) in the industry in which the Aircraft Modifications division participates.

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

Avcon owns over 250 STCs. When the STC is applicable to a multiple number of aircraft it is categorized as a Multiple-Use STC. These Multiple-Use STCs are considered a major asset of the Company. Some of the Multiple-Use STCs include Reduced Vertical Separation Minimums (RVSM), Beechcraft Extended Door, Learjet AVCON FINS, Learjet Extended Tip Fuel Tanks, Learjet Weight Increase Package, Dassault Falcon 20 Cargo Door and many special mission modifications.

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

During fiscal year 2002, Avcon made an application to the FAA for the approval of a Multiple-Use STC for the Learjet 20 RX Modification project (including the fins, weight increase, and tip tank extensions) for the Learjet Model 24 and 25 aircraft. The initial fin STC for the 20 Series is expected in the fall of 2006.

Effective January 2005, the FAA required that all aircraft operating between 29,000 and 41,000 feet within the United States air space be RVSM compliant. RVSM stands for Reduced Vertical Separation Minimums and means that now aircraft are separated by 1,000 feet vertically instead of the prior 2,000 feet.

During fiscal year 2003, Avcon made an application to the FAA for the approval of the Learjet 20 RVSM MOD (including dual pitot tubes, dual digital altimeters, dual air data computers, autopilot refinements and a standby altimeter) for the Learjet 20 series aircraft.

In April 2004, the FAA issued a Learjet 20 Series RVSM Group Approval to Avcon for its Supplemental Type Certificate Number ST01195WI. This is a joint development project with Bizjet of Tulsa, Oklahoma. Avcon supplies RVSM kits to Bizjet as part of the RVSM joint development project.

During fiscal 2006, Avcon made an application to the FAA for the approval to add the Learjet 30 RVSM MOD (including dual pitot tubes, dual digital altimeters, dual air data computers, autopilot refinements and a standby altimeter) for the Learjet 30 series aircraft to STC ST01195WI.

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

Aircraft - Acquisition, Modification and Sales

We actively purchase airplanes, through our subsidiary Butler National, Inc., principally Learjets. Avcon modifies these planes and then we sell them directly to customers or to brokers. Company owned aircraft are sometimes used to prove the design of the STC modifications during the FAA approval process.

In fiscal 2006 we purchased three Learjet aircraft. In November 2004 a Learjet 25 was sold for $424,000. We sold a Learjet in fiscal 1999 for $2,100,000 and another in fiscal 2002 for $1,425,000. Butler National, Inc. is currently searching for quality Learjet 20 and 30 series aircraft for modification and resale. We continue to evaluate the benefits of leasing our aircraft inventory.

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

We have in the ordinary course of business received purchase orders from the commercial airlines and aircraft avionics upgrade suppliers for products with scheduled shipment dates into fiscal year 2007. However, should these customers financially reorganize or for some other reason not accept shipment against these orders, we could suffer significant loss of revenue in the avionics division.

Defense Contracting and Electronics: We supply defense and commercial aviation products to the various agencies of the Department of Defense and the Federal Aviation Administration.  We sell these products directly to the United States and/or to other Department of State approved governments, government contractors and suppliers.

Engineering design and specialized manufacturing solutions are provided to maintain and update classic military and commercial aviation systems.  In general, we provide our customers the opportunity to update or extend the useful life of products with older components and technology. These products include Gun Control Units (GCU) for the Apache Helicopter and other weapon products, including the Hangfire Override Modules (HOM) for all Boeing derived Chain-Gun® cannons, and various weapon-related firing controls, cabling, and test equipment. We have upgraded the design of the GCU and expect to expand sales of the Butler National upgraded units to maintain the Apache fleet and other military aircraft. We have firm sales orders for these products.

Boeing 747 Classic Aircraft: We worked with Honeywell to design the Butler National Transient Suppression Device ("TSD"). The TSD is approved and certified by the Federal Aviation Administration ("FAA") under STC number ST00846SE and is owned, manufactured and marketed by us. We sell TSDs to owners and/or operators of Boeing 747 Classic aircraft with a Honeywell Fuel Quantity Indicating System ("FQIS"). The TSD is one solution to the requirements of AD 98-20-40 issued by the FAA to protect the aircraft fuel tanks from hazardous energy levels introduced through the wiring of the FQIS. As a result of the TWA 800 accident in July 1996, the industry had until November 3, 2001 to comply with AD 98-20-40. All aircraft returned to service after that date must be in compliance.

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

We started shipments of the Butler National Boeing 747 TSD in April 2001. We continue to provide TSD protection for Boeing 747 Classic aircraft being returned to service. The FAA required that the TSD be returned to us for inspection after six (6) years or thirty-thousand (30,000) hours in service. Our first installation was January 2001. Some units have completed the first inspection. The majority of these sales are to international customers.

Boeing 737 Classic Aircraft: We designed the Butler National Transient Suppression Device ("TSD") for Boeing 737 Classic Aircraft. On January 14, 2003, the B737 TSD was approved and certified by the Federal Aviation Administration ("FAA") under STC number ST01160SE. TSDs are sold to the owners and/or operators of Boeing 737 Classic aircraft with an analog Fuel Quantity Indicating System ("FQIS"). The TSD is one solution to the requirements of AD 99-03-04 issued by the FAA to protect the aircraft fuel tanks from hazardous energy levels introduced through the wiring of the FQIS. As a result of the TWA 800 accident in July 1996, the industry had until March 9, 2003 to comply with AD 99-03-04. All aircraft returned to service after that date must be in compliance.

There are approximately 1,000 Boeing 737 Classic aircraft in this market with an analog FQIS. Estimating the volume of Butler National 737 TSD sales is subject to the same contingencies as described above under the Boeing 747 TSD. We believe that some of our competitor's protection alternatives are more expensive and not as easy to install as our TSD.

We started shipping the Butler National Boeing 737 TSD in February 2003. We continue to provide TSD protection for the Boeing 737 Classic aircraft being returned to service. The FAA required that the TSD be returned to us for inspection after six (6) years or thirty-thousand (30,000) hours in service. Our first installation was January 2001. Some units have completed the first inspection. The majority of these sales are to international customers.

SFAR-88, Fuel System Safety: The FAA issued a Special Federal Aviation Requirement ("SFAR") No. 88 titled "Fuel Tank System Fault Tolerance Evaluation Requirements" applicable to turbine-powered aircraft certified to carry 30 or more passengers or a certified payload capacity of 7,500 pounds or more. When fully implemented by the FAA, we believe that SFAR-88 may open a market for Butler National designed TSD products to many more aircraft than the Boeing 747 and 737 Classics. The compliance date for each operator to have a plan for meeting the requirements of the SFAR was December 6, 2002 and has been extended to November 2008.

SFAR-88 requires protection for all systems that might provide an ignition source to the aircraft fuel tank system. In general, we believe that this requirement may require protective devices on other aircraft parts using electrical power in the fuel system such as fuel pumps, fuel valves, float switches, etc. To address this market, in July 2001, we applied to the FAA for an STC for a Ground Fault Interruption device ("GFI") for various Boeing aircraft. We are actively pursuing the completion of the STC. The Butler National GFI product line will be sensitive to unusual power requirements of the electrical systems related to the fuel system. We have not completed a full evaluation of the scope and size of this market but our initial estimates are that approximately 100,000 units will be sold to satisfy this requirement. We believe that there are four or five suppliers for this market.

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

The "Management Agreement" between the Indian tribe (the owner and operator) and Butler National Service Corporation (the manager) is the final approval document issued by the National Indian Gaming Commission ("NIGC") before Indian gaming is authorized. The Management Agreement or Contract is authorized and approved by the NIGC pursuant to the Indian Gaming Regulatory Act of 1988, PL 100-497, 102 Stat. 2467,25 U.S.C. 2701-2721 (sometimes referred to as "IGRA"). Before the Management Agreement is approved by the NIGC, all required contracts with other parties must be approved; including, (a) the compact with the state for Class III gaming, if applicable, (b) compliance with the requirements of the National Environmental Protection Agency ("NEPA"), (c) a Tribal Gaming Ordinance approved by the NIGC, and (d) Indian land ownership or leases, if applicable approved by the Bureau of Indian Affairs ("BIA").

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

Princess Maria Casino: We have a Management Agreement with the Miami Tribe to provide management services. On July 9, 1992, the Tribe requested a compact with the State of Kansas for Class III Indian gaming, on Indian land, known as the Maria Christiana Miami Reserve No. 35, located in Miami County, Kansas. Under the Management Agreement, as approved by the NIGC on January 7, 2000, the Company, as manager, is to receive a 30% share of the profits during the five year term and reimbursement of development costs.

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

On June 25, 2002, the question in the case was been remanded to the NIGC for further review. All of the defendants believe the determination of Indian land is a power reserved for the United States by the Constitution of the United States. The NIGC has not made a further determination on the question. The Miami Tribe expects to eventually receive a favorable determination.

The total advances and investment related to the Princess Maria at April 30, 2006, were $888,802. This amount is net of a reserve of $1,413,511.

Stables Bingo Casino: We have a signed Management Agreement with the Miami and Modoc Tribes. A Class III Indian Gaming Compact for a joint venture by the Miami and Modoc Tribes, both of Oklahoma, has been approved by the State of Oklahoma and by the Assistant Secretary, Bureau of Indian Affairs for the U.S. Department of the Interior. The Compact was published in the Federal Register on February 6, 1996, and is, therefore, deemed effective. The Compact authorizes Class III (Off-Track Betting "OTB") along with Class II (high stakes bingo) at a site within the boundaries of the City of Miami, Oklahoma. The Stables opened in September 1998.

We are providing consulting and construction management services in the development of the facility and manage the joint-venture operation for the tribes. The Stables facility was expanded in April 2002 to approximately 30,000 square feet and is located directly south of the Modoc Tribal Headquarters building in Miami, Oklahoma. The complex contains Class III off-track betting windows, Class III gaming machines, Class III table games, Class III bingo machines, a bar and a restaurant. Our Management Agreement was approved by the NIGC on January 14, 1997. The Oklahoma Class III compact for off-track betting was approved in 1996 and the Oklahoma Class III compact for full casino gaming was approved June 1, 2005. Under the Management Agreement, BNSC received a 30% share of the profits and reimbursement of development costs. This management agreement expired in September 2003. The Miami and the Modoc Tribes have agreed to amend the agreement to extend the expiration date through September 2008 and to reduce the management fee to 20% of the profits. At the end of the initial contract term, the Stables had fully paid all advances by Butler National related to the construction of the Stables. The amendment to the agreement was approved by the NIGC.

Shawnee Reserve No. 206: In 1992, we signed a consulting agreement and have maintained a business relationship with approximately seventy Indian and non-Indian heirs (the "Owners") of the Newton McNeer Shawnee Reserve No. 206 ("Shawnee Reserve No. 206"). This relationship includes advances for assistance in the defense of the property against adverse possession (by one family member) in exchange for being named the manager of any Indian gaming enterprises that may be established on the land. As a result of our assistance, the Owners are in the process of becoming the undisputed beneficial owners of approximately 72 acres of the Shawnee Reserve No. 206, as ordered by the United States District Court for the District of Kansas. We purchased and currently own an additional 4 acres contiguous to the Indian land providing access.

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

The total advances and investment related to Shawnee Reserve No. 206 at April 30, 2006, was $805,248. This amount is net of a reserve of $1,049,222.

Modoc Casino: We signed a consulting agreement with the Modoc Tribe on April 21, 1993. As a part of this project, we have a management agreement with the Modoc Tribe to construct and operate an Indian gaming facility on Modoc Reservation lands in Eastern Oklahoma. The Management Agreement was filed with the NIGC on June 7, 1994 for review and approved on July 11, 1997. The Tribe and the Company have not determined a schedule for this project.

The total advances and investment related to the Modoc Tribe at April 30, 2006, was $112,501. This amount is net of a reserve of $373,271.

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

Kansas Owned Gaming (KOG): During the 2003 Kansas legislative session we proposed to the Governor, the Kansas Senate and the Kansas House the possibility of state owned casino gaming. The proposed model is structured like the Indian gaming model placing the State of Kansas in the same sovereign position as an Indian Tribe. The model plan is the state would receive a minimum of 70% of the profits and the management company would be limited to 30%. We expect legislation regarding the state owned concept for gaming to be reconsidered in Kansas in the 2007 session. We plan to propose to be the manager of one or more of the casinos. However, there is no assurance that the State of Kansas will adopt gaming legislation or that BNSC will be selected as the manager.

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

Corporate

Corporate / Professional Services: We provide licensed architectural services through BCS Design, Inc. These services include commercial and industrial building design and graphic representation. We have expanded this segment to include aviation-related engineering consulting services and operate as the Butler National Aircraft Certification Center.

Through BCS Design, Inc. we are developing, for sale, single family housing units in Junction City, Kansas. The city is adjacent to the U.S. Army post at Fort Riley, Kansas. Construction started on eight units in July 2006. Land has been purchased for an additional fourteen units. The expected selling price for these units may range from $150,000 to $180,000. There can be no assurance that all units will be built or sold for these estimated prices.

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

Backlog: Our backlog as of April 30, 2006, 2005, and 2004, was as follows:

Industry Segment	2006	2005	2004
Aircraft Modifications	$ 6,895,089	$ 5,198,989	$ 7,360,200
Avionics	5,158,585	2,677,343	2,492,800
Services - Monitoring Services	1,160,440	1,115,340	1,220,700
Corporate / Professional Services	1,351,696	2,260,177	382,200
	--------------	--------------	--------------
Total backlog	$14,565,810	$11,251,849	$11,455,900

Our backlog as of July 7, 2006 totaled $15,812,871; consisting of $7,835,952, $5,721,834, $974,085 and $1,281,000 respectively, for Aircraft Modifications, Avionics, Monitoring Services, and Corporate / Professional Services The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.

Employees: We employed 82 employees on April 30, 2006 compared to 94 employees on April 30, 2005, and 71 employees on April 30, 2004. As of July 7, 2006, 86 people were employed. None of our employees are subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and Export Sales: Information with respect to Domestic Operations may be found at Note 10 of Notes to Consolidated Financial Statements. International sales are made through authorized installation centers and direct to foreign customers to be completed and included in domestic operations. The export sales consisted of approximately $973,000 in 2006, $140,000 in 2005 and $515,000 in 2004.

Item 1A. RISK FACTORS

CAUTIONARY STATEMENTS FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is filing this exhibit in order to do so. The following important factors, among others, could affect the Company's actual results and could cause such results to differ materially from those expressed in the Company's forward-looking statements:

General Governmental Regulations of Financial Reporting: The Company reports information to its shareholders and the general public pursuant to the regulations of various Federal and State Commissions and Agencies. These regulations require conformance by the Company to Generally Accepted Accounting Principles, to pronouncements of the Financial Accounting Standards Board, and to accounting and reporting directives issued by the commissions and agencies. The political and regulatory environment in which the Company is operating is dynamic and rapidly changing. Adoption and/or changes in regulations defining accounting procedures or reporting requirements could have a materially adverse effect on the Company. The Company depends upon the financial institutions and capital markets for financing to continue operations and to finance and develop new opportunities.

General Governmental Regulation of Gaming: Operations - The Company's approved and proposed gaming management operations will be subject to extensive gaming laws and regulations, many of which were recently adopted and have not been the subject of definitive interpretations and are still subject to proposed amendments and regulation. The political and regulatory environment in which the Company is and will be operating, with respect to gaming activities on both non-Indian and Indian land, is dynamic and rapidly changing. Adoption and/or changes in gaming laws and regulations could have a materially adverse effect on the Company. Interference with the execution of the steps defined by the gaming laws and regulations by interested third parties, although not included by the regulations, may significantly slow the approval process.

Fuel and Energy Costs: Our business depends on use of the airplane for business transportation, freight transportation, and many special mission applications. Should our customers be unable to purchase fuel and energy and/or be unable to pass on disproportionate costs to their customers, the use of business and military aircraft by our customers may be curtailed. The value of the airplane related assets would decrease and the revenues related to the airplane equipment and modifications would decrease. These events could have a material adverse effect on our Company.

Key Personnel: The Company's inability to retain key personnel may be critical to the Company's ability to achieve its objectives. Key personnel are particularly important in maintaining relationships with Indian Tribes and with the operations licensed by the FAA. Loss of any such personnel could have a materially adverse effect on the Company.

We are highly dependent on Clark Stewart, our CEO and President. The loss of Mr. Stewart, whose knowledge, leadership and technical expertise upon which we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of Clark Stewart, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to attract and retain experienced professional staff. We entered into an employment agreement with Mr. Stewart; however, maintain no key person insurance on Mr. Stewart. If we were to lose his services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement for Mr. Stewart.

Competition: Increased competition, including the entry of new competitors, the introduction of new products by new and existing competitors, or price competition, could have a materially adverse effect on the Company. Additionally, because of the rapid rate at which the gaming industry has expanded and continues to expand, the gaming industry may be at risk of market saturation, both as to specific areas and generally. Overbuilding of gaming facilities at particular sites chosen by the Company may have a material adverse effect on the Company's ability to compete and on the Company's operations.

Major Customers: The termination of contracts with major customers or renegotiation of these contracts at less cost-effective terms, could have a materially adverse effect on the Company. Irregularities in financial accounting procedures, financial reporting requirements and regulatory reporting requirements could cause major customers to become unstable and be unable to complete business transactions which could have a materially adverse effect on the Company.

Product Development: Difficulties or delays in the development, production, testing and marketing of products, could have a materially adverse effect on the Company. The Company's aviation business is subject, in part, to regulatory procedures and administration enacted by and/or administered by the FAA. Accordingly, the Company's business may be adversely affected in the event the Company is unable to comply with such regulations relative to its current products and/or if any new products and/or services to be offered by the Company can or may not be formally approved by such agency. Moreover, the Company's proposed new aviation modification products will depend upon the issuance by the FAA of a supplemental type certificate with related parts manufacturing authority and repair station license, the issuance of which no assurances can be given.

Adverse Actions: Adverse actions by regulators, customers, competitors and/or professionals engaged to regulate or to serve the Company may cause project delays and excessive administrative costs not controllable by the Company.

Administrative Expenditures: Higher service, administrative or general expenses occasioned by the need for additional legal, consulting, advertising, marketing, or administrative expenditures may decrease income to be recognized by the Company.

Low-Priced Penny Stock: Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

    Deliver to the customer, and obtain a written receipt for, a disclosure document;
    Disclose certain price information about the stock;
    Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
    Send monthly statements to customers with market and price information about the penny stock; and
    In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Regulation Under Federal Aviation Administration: Our Avionics and Aircraft Modifications segments are subject to regulation by the Federal Aviation Administration ("FAA"). We manufacture products and parts under FAA Parts Manufacturing Authority (PMA) requiring qualification and traceability of all materials and vendors used by us. We make aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA. We repair aircraft parts pursuant to the authority granted by our FAA Authorized Repair Station. Violation or changes to FAA regulations could be detrimental to our operation in these business segments.

Licensing and Regulation under Federal Indian Law: Before commencing gaming operations (Class II or Class III) on Indian Land, we must obtain the approval of various regulatory entities. Gaming on Indian land is extensively regulated by Federal, State and Tribal governments and authorities. Regulatory changes could limit or otherwise materially affect the types of gaming that may be conducted on Indian Land. All aspects of our proposed business operations on Indian Lands are subject to approval, regulation and oversight by the Bureau of Indian Affairs ("BIA"), the Secretary of the United States Department of the Interior ("Secretary"), and the National Indian Gaming Commission ("NIGC"). Our management of Class III gaming operations is also subject to approval of a Class III Gaming Compact between the Indian Tribe and the respective state. Failure to comply with applicable laws or regulations, whether Federal, State or Tribal, could result in, among other things, the termination of any management agreements which would have a material adverse effect on us. Management agreement terms are also regulated by the Indian Gaming Regulatory Act ("IGRA"), which restricts initial terms to five years and management fees to 30% of the net profits of the casino, except in certain circumstances where the term may be extended to seven years and the management fee increased to 40%. Management agreements with Indian Tribes will not be approved by the NIGC unless, among other things, background checks of the directors and officers of the manager and its ten largest holders of capital stock have been satisfactorily completed. We will also be required to comply with background checks as specified in Tribal-State Compacts before we can manage gaming operations on Indian land. Background checks by the NIGC may take up to 180 days and may be extended to 270 days. There can be no assurance that we would continue to be successful in obtaining the necessary regulatory approvals for our proposed gaming operations on a timely basis, or at all.

Licensing and Regulation under State of Kansas Law: Our present and future shareholders are and will continue to be subject to review by regulatory agencies. In connection with the our proposed operation of a Class III Indian casino in the territorial boundaries of the State of Kansas, the Company, the appropriate Indian Tribe and the key personnel of all entities may be required to hold Class III licenses approved in the respective state prior to conducting operations. The failure of the Company or the key personnel to obtain or retain a license in these states could have a material adverse effect on the Company or on its ability to obtain or retain Class III licenses in other jurisdictions. Each such State Gaming Agency has broad discretion in granting, renewing and revoking licenses. Obtaining such licenses and approvals will be time consuming and cannot be assured. The State of Kansas has approved pari-mutuel dog and/or horse racing for non-Indian organizations. The State of Kansas operates lottery and keno games for the benefit of the State. There is no assurance that a Tribal/State Compact between the Tribes and the State of Kansas can be completed. If the Compact is not approved, there could be a material adverse effect on our plans for Class III gaming within the territorial boundaries of Kansas.

As a condition to obtaining and maintaining our Oklahoma Class III license or any other Class III license, we must submit detailed financial and other reports to the Indian Tribe and the respective federal and state regulatory Agencies ("the Agency"). Any person owning or acquiring 5% or more of the Common Stock of the Company must be found suitable by one or more of the agencies or the Indian Tribes ("the Interest"). Any Agency has the authority to require a finding of suitability with respect to any shareholder regardless of the percentage of ownership. If found unsuitable by any Agency or the Indian Tribe, the shareholder must offer all of the Ownership Interest in Company stock held by such shareholder to the Company for cash at the current market bid price less a fifteen percent (15%) administrative charge and the Company must purchase such Interest within ten days of the offer. The shareholder is required to pay all costs of investigation with respect to a determination of his/her suitability. In addition, regardless of ownership, each member of the board of directors and certain officers of the Company are subject to a finding of suitability by any Agency and the Indian Tribe.

Item 2. PROPERTIES

Our corporate headquarters are located in a 9,000 square foot owned facility for office and storage space at 19920 West 161st Street, in Olathe, Kansas.

Our Company's Aircraft Modifications Division is located at 714 North Oliver Road, Newton, Kansas, in a 45,000 square foot leased facility of hangar and office space at the municipal airport in Newton, Kansas, at an annual rent of approximately $145,000.

Butler National Aircraft Certification Center is located at One Aero Plaza, New Century, Kansas in a 1,000 square foot plus three hangar spaces leased facility at the New Century Airport in New Century, Kansas, at an annual rent of approximately $44,760.

Butler National Services, Inc. has its principal offices at 2772 NW 31st Ave, Ft. Lauderdale, Florida at an annual rent of approximately $35,623.

Butler National Corporation has its principal offices and manufacturing operations at 4654 South Ash Ave, Tempe, Arizona in a 16,110 square foot owned facility.

These facilities are adequate for current and anticipated operations.

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

Our subsidiary, Avcon Industries, Inc. filed a lawsuit in Harvey County, Kansas District Court for breach of contract to foreclose on a mechanic's lien on an airplane that Avcon performed maintenance. Avcon has claimed damages in excess of $83,395 plus reasonable storage fees. 1st Source Bank, a lending institution, possesses an indirect security interest in the airplane and has alleged a cross-claim against Avcon for breach of verbal contract and promissory estoppel. 1st Source Bank alleges that Avcon has breached an agreement with 1st Source Bank to purchase the airplane. 1st Source Bank has alleged damages in excess of $75,000. 1st Source Bank has also alleged it has a priority interest in the airplane. Avcon vigorously contests the 1st Source Bank allegations and alleged damages. We cannot reliably predict the outcome of the case.

Avcon Industries, Inc. was sued by Image Products in the New Hanover County, North Carolina General Court of Justice alleging that Image Products was entitled to a $50,000 deposit paid to Avcon Industries, Inc. by TMS Aviation, L.L.C. for a specialized avionics modification. Avcon filed an action in Harvey County, Kansas to compel arbitration. The North Carolina lawsuit was dismissed and TMS Aviation agreed to an order compelling arbitration in Newton, Kansas. Avcon vigorously contests the allegations. We cannot predict the outcome of this matter.

As of July 7, 2006, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We did not submit any matter to a vote of our security holders during the fourth quarter of fiscal 2006.
PART II
Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
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

The range of the high and low bid prices per share of the our common stock, for fiscal years 2006 and 2005, as reported by NASDAQ, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2006		Year Ended April 30, 2005
	Low	High	Low	High
First Quarter	$.550	$.720	$.370	$.560
Second Quarter	$.290	$.640	$.410	$.650
Third Quarter	$.260	$.530	$.460	$.800
Fourth Quarter	$.360	$.650	$.450	$.920
  Holders: The approximate number of holders of record of our common stock, as of July 7, 2006, was 2,900.
  Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:
As of July 7, 2006 there were no Convertible Preferred shares or Convertible Debenture notes outstanding. Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,493,763	$.8100 ..	5,768,300	(1)

Equity compensation plans not approved by security holders	0	0	0
Total	1,493,763	$.8100	5,768,300

(1) See Note 5 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2005 through April 30, 2006	0	0	500,000	(1)

Total	0	$0	500,000
(1) Shares that may yet be purchased under the Butler National Board action as reported on Form 8-K by the Company on March 28, 2005.

Item 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and with the Consolidated Financial Statements and related Notes included elsewhere in the report.

	Year Ended April 30 (In thousands except per share data)
	2006	2005	2004	2003	2002
Net Sales	$15,307	$23,390	$10,122	$6,285	$9,029

Net Income (Loss)	$366	$2,446	$735	$27	$1,125

Basic Per Share
Net Income (Loss)	$0.01	$0.06	$0.02	$0.00	$0.03

Selected Balance Sheet Information
Total Assets	$18,138	$17,279	$12,666	$9,247	$9,539
Long-term Obligations (excluding current maturities)	$1,844	$2,089	$1,528	$1,660	$1,635
Cash dividends declared per common share	None	None	None	None	None
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Fiscal 2006 compared to Fiscal 2005
Revenue and Operating Profit

Our sales for fiscal 2006 were $15,307,127, a decrease of 35% from fiscal 2005 sales of $23,389,587. Our operating profit for 2006 was $936,879, compared to $2,794,034 in 2005. Discussion of specific changes by segment are as follows.

Aircraft Modifications: Sales from the Aircraft Modifications including modified aircraft decreased 55% from $16,494,103 in fiscal 2005, to $7,580,980 in 2006. The modifications segment had an operating loss of $303,064 in 2006, compared to income of $2,267,433 in 2005. Avcon RVSM sales decreased by approximately $10,700,000. Revenues generated from other modification services increased $2,614,237 in fiscal 2006. Approval of our application to add additional aircraft models to our RVSM STC has been delayed six to twelve months due to FAA staff availability and a lack of funding to the FAA. Avcon maintained the trained RVSM production staff in anticipation of the Lear 30 series RVSM approval by the FAA throughout most of the year.

We believe we will sell and install approximately 50 to 100 Lear 20 & 30 series RVSM kits during the next two years. In addition to the RVSM sales, we expect to experience some increase in our base modification sales. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership positively impacts our aircraft modification revenues. Although we cannot anticipate the future we must always consider the negative impact of items such as the 9-11 event, the related unrest in the world economy, the related increases in fuel prices or general economic downturns.

Aircraft Acquisitions and Sales: There were no aircraft sales in fiscal 2006. Aircraft sales in fiscal 2005 accounted for $457,876 in revenues. Operating profits were $70,482 in fiscal 2005. We acquired three aircraft during fiscal 2006. Management expects this business segment to increase in future years due to increased aircraft acquisitions, modifications and resale's. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales from the Avionics decreased 5.4%, from $3,057,784 in fiscal 2005, to $2,894,086 in fiscal 2006. This decrease is directly related to sales of defense products. Operating profits increased from a $143,332 loss in fiscal 2005 to income of $292,761 in fiscal 2006. This increase in profit was a direct result of a reduction in research and development costs. Management expects this business segment to significantly increase in future years due to the addition of new fuel system protection devices like the TSD, GFI and other classic aviation defense products.

Services - SCADA Systems and Monitoring Services: Revenue from Monitoring Services increased from $1,220,679 in fiscal 2005 to $1,440,400 in fiscal 2006, an increase of 18%. During fiscal 2006, we maintained a relatively level volume of long-term contracts with municipalities. We had increased revenue due to significant hurricane activity during fiscal 2006. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed for fiscal 2007. An operating profit of $134,109 in Monitoring Services was recorded in fiscal 2006, compared to a fiscal 2005 profit of $13,937. We believe the service business has had revenue stability over the past few years and we expect this to continue.

Gaming: Revenues from management services related to gaming increased 18.1% from $1,094,039 in fiscal 2005, to $1,292,222 in fiscal 2006. The increase is related to the approval of Class III casino gaming in Oklahoma.

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at April 30, 2006 and $2,912,440 at April 30, 2005. Based on the information available to us we believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. Due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution we believe it is necessary to establish reserves against the advances. The reserve amount is an estimate of the value we would receive if Tribal casinos were not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with Tribal casinos and consist of the purchase of land and land improvements. The land purchases are located adjacent to residential developments. We believe that these tracts could be developed and sold for residential and commercial use to recover advances if the gaming enterprises do not open.

In the years ended April 30, 2004 through 2006 there has been no change in reserves. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for Indian developments.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of gaming establishments and engineering services. Professional Services were $2,099,438 in fiscal 2006 and $1,065,106 in fiscal 2005. The revenue from buildings completed during fiscal 2006 was $1,552,297 and the related costs were $1,513,153.

Selling General and Administrative

Expenses were $3,517,125, or 23.0% of revenues, in fiscal 2006, and $4,161,755, or 17.8% of revenue in fiscal 2005. Sales, General and Administrative costs were reduced by approximately $645,000 in fiscal year 2006 compared to fiscal year 2005. During fiscal year 2006, we reduced the level of legal expenditures related to Indian and Kansas Owned Gaming by approximately $281,000. As a result of the decline in sales activity and increased fuel costs, we reduced our aircraft and auto expenses related to sales promotion and administration by approximately $525,000. Smaller decreases were made in employee relations $15,000 and office expenses $35,000. We increased personnel costs related to our engineering staff performance incentive pay by approximately $155,000 and regulatory compliance requirements costs for professional service and travel cost by approximately $84,000.

In an effort to control our insurance costs and maintain quality health care coverage for our employees our health insurance policy became self funded on April 1, 2006, as the Butler National Corporation Employee Health Care Plan. The Plan has contracted with a managed care network of medical providers whose members have agreed to charge the Plan reduced or discounted charges for covered services provided to our employees and their families. Although our employees have the freedom to choose to receive care from any Physician, Hospital or other medical care provider, as a general rule the amount or percentage of an otherwise covered expense payable by the Plan will vary, depending on whether the provider from whom the employee receives care is a member of the Plan's PPO network(s). Generally, the Plan will pay a higher percentage of a covered expense if the care is received by a network provider. The Plan Document, through a third party administrator controls all determinations related to coverage.

As sales continue to grow we would anticipate overhead expenses to increase. We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense)

Other expense increased from $297,901 in fiscal 2005 to $499,018 in fiscal 2006. This interest expense increased by $206,360 as a result of financing additional inventory and asset purchases.

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

Other Income (Expense)
Other expense increased from $162,583 in fiscal 2004 to $297,901 in fiscal 2005. This interest expense was a result of financing additional inventory and asset purchases.

This page left intentionally blank.

Liquidity and Capital Resources

At April 30, 2006, the Company had two lines of credit at the same bank totaling a combined $2,000,000. The unused lines at April 30, 2006 were $464,892. These funds are primarily used for the purchase of inventory for the modifications and avionics operations.

We believe both lines of credit will be extended when they are due and do not anticipate the full repayment of these notes in fiscal 2007. Our first and second lines of credit have been extended to September 2006. If the Bank were to demand repayment of all notes payable, we currently do not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company. These notes are collateralized by the first and second positions on all assets of the Company.

At April 30, 2006 there were several notes collateralized by aircraft security agreements totaling $2,982,831. These notes were used for the purchase and modifications of these collateralized aircraft.

There are two notes at the same bank totaling $1,210,031 for real estate located in Olathe, Kansas and Tempe, Arizona. The due dates on these notes are August 2007 and November 2009.

Four notes to the same bank were entered into between March and April 2006 for the purchase of a building and several vacant lots in Junction City, Kansas. These notes total approximately $378,431. We plan to begin construction on single-family residences in the summer of 2006.

Two notes to the same bank totaling $276,279 are collateralized by the first and second position on all assets of the company. There are several other notes collateralized by automobiles, equipment, and cash flows from "The Stables" totaling an additional $230,908. All of these notes are used as capital for our daily business operations.

We are not in default of any of our notes as of July 7, 2006.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2007 and beyond.

We do not, as of April 30, 2006, have any material commitments for other capital expenditures other than the terms of the Indian Management Agreements should any additional casinos materialize. We will need additional funds to complete our planned Indian gaming opportunities. We will use current cash available as well as additional funds, for the start up and construction of gaming facilities. We anticipate initially obtaining these funds from internally generated working capital and borrowings.

After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. We expect that our start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issue, or equity issues.

Analysis and Discussion of Cash Flow

During fiscal year 2006 our cash position decreased by approximately $141,400. The decrease in the cash flow position was attributed to our inventory purchases of approximately $1,821,000. Aircraft inventory is increased by more than $1,550,000, defense products inventory increased by more than $1,100,000 while aircraft modifications inventory decreased by more than $1,775,000. The increase in defense inventory is expected to cover approximately six months of defense products production. We believe all our inventory will be realized in the normal course of business. Lead-time for the components is dictated by the market place resulting in a build up of inventory to support sales and to avoid halting production because of material shortages. Included in the capital expenditures was the purchase of a building and land in Junction City, Kansas for development purposes.

Our sources of cash to purchase aircraft and property in Junction City were generated from our financing activities of approximately $832,871. Our investing activities decreased by $118,406.
Revenue Recognition: We perform aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. Revenue for off the shelf items and aircraft sales is recognized on the date of sale.

Revenue from Avionics are recognized when shipped and payment for materials are due within 30 days of invoicing. Revenue for SCADA services, Gaming Management, and other Corporate/Professional Services are recognized on a monthly basis as services are rendered. Payments for these services are received within 30 days of invoicing.

In regard to warranties and returns, our products are special order and are not suitable for return. Our products are unique upon installation and tested prior to their release and have been accepted by the customers. In the rare event of a warranty claim, the claim is processed through the normal course of business; this may include additional charges to the customer. In our opinion any future warranty work would not be material to the financial statements.

Critical Accounting Policies and Estimates:

Bad Debts: Bad debts are calculated on the historical write-off of bad debts of the individual subsidiaries. Invoices are considered a bad debt if no payment has been made in the past 90 days. We review these policies on quarterly basis, and based on these reviews we believe we maintain adequate reserves. We do not anticipate substantial changes to these estimates in the future.

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

Long-lived assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. We determined that as of April 30, 2006, there had been no impairment in the carrying value of long-lived assets.

Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenues being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through costs of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs.

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

Our advances represent costs to be reimbursed upon approval of Indian gaming in several locations. We have agreements in place which require payments to be made to us for the respective projects upon opening of Indian gaming facilities. Once gaming facilities have gained proper approvals, we plan to enter into a note receivable arrangement with the Tribe to secure reimbursement of advanced funds for that particular project.

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at April 30, 2006 and $2,912,440 at April 30, 2005. We believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. We believe it is necessary to establish reserves against the advances due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with Tribal casinos and consist of the purchase of land and land improvements related to the development of Indian Gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

In the years ended April 30, 2005 we increased reserves by $200,000 and did not change the reserves in 2006. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for Indian developments.

Changing Prices and Inflation

We did experience some pressure from inflation in 2006. From fiscal year 2005 to fiscal year 2006 we have experienced an increase in airplane and truck operating costs. This additional cost may not be transferable to our customers resulting in lower income. We anticipate long-term fuel costs and interest rates to continue to rise in fiscal 2007 and 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations:
Tabular Disclosure of Contractual Obligations
	Payments Due By Period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	2 Years FY 2007	3 Years FY 2008	4 Years FY 2009	5 Years FY 2010	More than 5 Years

Long-Term Debt Obligations	$4,220	$2,376	$839	$975	$20	$10	$0

Capital Lease Obligations	$0	$0	$0	$0	$0	$0	$0

Operating Lease Obligations	$1,360	$173	$171	$136	$136	$136	$608

Purchase Obligations	$0	$0	$0	$0	$0	$0	$0

Promissory Notes Payable	$2,394	$2,394	$0	$0	$0	$0	$0
	---------	---------	---------	---------	---------	---------	---------
TOTAL	$7,974	$4,943	$1,010	$1,111	$156	$146	$608
	=====	=====	=====	=====	=====	=====	=====

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

Expected Maturity Date
(Dollars in thousands)
	2007	2008	2009	2010	2011	Total	Fair Value
Assets
Note receivable:	$0	$0	$0	$0	$0	$0	$0
Variable rate Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Liabilities
Promissory Notes	$2,394	$0	$0	$0	$0	$2,394	$2,394
Long-term debt:	$2,376	$839	$975	$20	$10	$4,220	$4,220
Variable rate Average interest rate	10.0%	11.0%	11.5%	12.0%	12.5%	11.4%	11.4%

Interest Payments
Est. Interest Payments:	$661	$203	$116	$3	$1	$984
Scheduled interest payments are calculated on a fixed rate basis, if known, and the remaining interest will be calculated on the average current rate.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements of the Registrant are set forth on pages 38 through 56 of this report.
Item 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We have had no changes in or disagreements with the accountants.
Item 9(A). Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

Item 9(B). Other Information

We believe all material information is reported on Form 8-K reports.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the directors, their principal occupations for at least the past five years are set forth below, based on information furnished to us by the directors.

Name of Nominee and Director and Age	Served Since	Principal Occupation for Last Five Years and Other Directorships
Clark D. Stewart (66)	1989	President of the Company from September 1, 1989 to present. President of Tradewind Systems, Inc. (consulting and computer sales) 1980 to present.
R. Warren Wagoner (54)	1986	Chairman of the Board of Directors of the Company since August 30, 1989 and President of the Company from July 26, 1989 to September 1, 1989.
William E. Logan (68)	1990	Retired Vice President and Treasurer of WH of KC, Inc. (Wendy's franchisee).
David B. Hayden (60)	1996	Co-owner and President of Kings Avionics, Inc. since 1974 (avionics sales and service). Co-owner of Kings Aviation LLP (aircraft fixed base operation and maintenance) since 1994.

The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of shareholders and at special meetings held during the year. The executive officers are as follows:

Name	Age	Position
R. Warren Wagoner	54	Chairman of the Board of Directors
Clark D. Stewart	66	President and Chief Executive Officer
Christopher J. Reedy	40	Vice President and acting Secretary
Angela D. Shinabargar	42	Chief Financial Officer
Kathy L. Gorrell	46	Treasurer
Larry W. Franke	62	President of Avcon Industries, Inc., a wholly-owned subsidiary of the Company

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

Angela D. Shinabargar was the controller of A&M products, a subsidiary of First Brands Corporation from 1995 to 1998. From 1998 to 2000 Ms. Shinabargar was a Senior Business Systems Analyst for Black & Veatch of Kansas, the largest privately held engineering firm in the United States. Ms. Shinabargar was the CFO of Peerless Products, Inc. a manufacturer of customized windows from 2000 to 2001. Ms. Shinabargar joined the Company in October 2001.

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

Code of Ethics

The Company has adopted a code of ethics for our executive and senior financial officers, violations of which are required to be reported to the audit committee. The Company will furnish a copy without charge upon written request to the Company at 19920 West 161st Street, Olathe, Kansas 66062, Attn: Secretary.

This page left intentionally blank.

Item 11. EXECUTIVE COMPENSATION
SUMMARY

The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (determined as of the end of the last fiscal year) for the fiscal years ended April 30, 2006, 2005 and 2004:

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation Awards Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities UnderlyingOptions (no.)(1)	LTIP Payouts ($)	All Other Compensation ($)
Clark D. Stewart, President ,CEO and Director	06 05 04	332,063 320,450 297,345	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---

R. Warren Wagoner Director - Chairman of the Board	06 05 04	127,391 113,628 ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---

Christopher J. Reedy Vice President and acting Secretary	06 05 04	155,579 147,384 139,337	2,500 2,500 ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---

Larry W. Franke President of Avcon Industries	06 05 04	190,584 172,699 155,778	5,000 5,000 ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---

Angela D. Shinabargar Chief Financial Officer	06 05 04	99,584 92,773 83,958	1,250 1,250 ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---
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
The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the Company's last fiscal year:
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
Number of Securities Underlying Unexercised Options at FY-End (no.)	Value of Unexercised In-the-Money Options at FY-End ($)
Name	Shares Acquired on Exercise (no.)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Clark D. Stewart, Chief Executive Officer	-	-	886,429 / 0	0 / 0

R. Warren Wagoner, Director - Chairman of the Board	-	-	12,143 / 0	0 / 0

Christopher J. Reedy, Vice President and acting Secretary	-	-	0 / 0	0 / 0

Angela D. Shinabargar, Chief Financial Officer	-	-	0 / 0	0 / 0

Larry W. Franke, President of Avcon Ind.	-	-	80,877 / 0	0 / 0
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

During fiscal 2006, 2005 and 2004 the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $0, $87,080 and $104,500 respectively. William A. Griffith, was a director for the Company, and was a principal at Griffith & Associates. Mr. Griffith passed away March 30, 2005.

During fiscal 2004, the consulting firm of Butler Financial Corporation provided business consulting services to the Company in the amount of $96,000. R. Warren Wagoner, who is a director for the Company, is a principal at Butler Financial Corporation. Mr. Wagoner became an employee of the Company in fiscal 2005.

In the normal course of business we purchased modifications services and avionics of approximately $163,800, $610,000 and $154,500 from a company partially owned by David Hayden, a director for the Company during fiscal 2006, 2005 and 2004 respectively.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, with respect to the Company's common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company's voting securities as of July 7, 2006.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Clark D. Stewart 19920 West 161st Street Olathe, Kansas 66062 R. Warren Wagoner 19920 West 161st Street Olathe, Kansas 66062	4,114,319(2) 4,141,126(3)	7.7% 7.8%

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Larry W. Franke	481,277(5)	0.9%
David B. Hayden	1,357,225	2.5%
William E. Logan	823,929(3)	1.5%
Christopher J. Reedy	260,747	0.5%
Clark D. Stewart	4,114,319(2)	7.7%
R. Warren Wagoner	4,141,126(4)	7.7%
Angela D. Shinabargar	166,092	0.3%
All Directors and Executive Officers as a Group (10 persons)	12,335,330(6)	22.9%

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

The Company does not have any equity compensation plans which have not been approved by security holders.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,493,763	$.8100 ..	5,768,300	(1)

Equity compensation plans not approved by security holders	0	0	0
Total	1,493,763	$.8100	5,768,300
(1) See Note 5 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2005 through April 30, 2006	0	0	500,000	(1)

Total	0	$0	500,000
(1) Shares that may yet be purchased under the Butler National Board action as reported on Form 8-K by the Company on March 28, 2005.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2006, 2005 and 2004 the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $0, $87,080 and $104,500 respectively. William A. Griffith, was a director for the Company, and was a principal at Griffith & Associates. Mr. Griffith passed away on March 30, 2005.

During fiscal 2004, the consulting firm of Butler Financial Corporation provided business consulting services to the Company in the amount of $96,000. R. Warren Wagoner, who is a director for the Company, is a principal at Butler Financial Corporation. Mr. Wagoner became an employee of the Company in fiscal 2005.

In the normal course of business we purchased modifications services and avionics of approximately $163,800, $610,000 and $154,500 from a company partially owned by David Hayden, a director for the Company during fiscal 2006, 2005 and 2004 respectively.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fee Type	Fiscal 2006	Fiscal 2005
Audit fees (a) Audit related fees (b) Tax fees (c) All other fees (d) Total	$62,838 - 13,081 - --------- $75,919 =====	$53,490 - 9,825 - --------- $63,315 =====

(a) Includes fees billed for professional services rendered in connection with the audit of the annual financial statements and for the review of the quarterly financial statements.

(b) Includes fees billed for professional services rendered in connection with assurance and other activities not explicitly related to the audit of Butler's financial statements, including the audits of Butler's employee benefit plans, contract compliance reviews and accounting research.

(c) Includes fees billed for domestic tax compliance and tax audits, corporate-wide tax planning and executive tax consulting and return preparation.

(d) Includes fees billed for financial systems design and implementation services.

The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to Butler by its independent auditor. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by Weaver and Martin LLC for fiscal 2007.

This page left intentionally blank.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) Documents Filed As Part of Form 10-K Report.
(1) Financial Statements:
Description	Page No.
Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheet as of April 30, 2006 and 2005	39
Consolidated Income Statement for the years ended April 30, 2006, 2005 and 2004	40
Consolidated Statements of Shareholders' Equity for the years ended April 30, 2006, 2005 and 2004	41
Consolidated Statements of Cash Flows for the years ended April 30, 2006, 2005 and 2004	42
Notes to Consolidated Financial Statements	43-57
(2) Financial Statement Schedules

Schedule	Description	Page No.
II.	Valuation and Qualifying Accounts and Reserves for the years ended April 30, 2006, 2005 and 2004	57
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

21	List of Subsidiaries	58
23.1	Consent of Independent Public Accountants	59
27.1	Financial Data Schedule (EDGAR version only). Filed herewith.*	*
99	Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Reform Act of 1995.	60-62
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	63
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	64
* Incorporated by reference
** Relates to executive officer employment compensation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 27, 2006
BUTLER NATIONAL CORPORATION /s/ Clark D. Stewart Clark D. Stewart, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Clark D. Stewart Clark D. Stewart	President, Chief Executive Officer and Director (Principal Executive Officer)	July 27, 2006
/s/ R. Warren Wagoner R. Warren Wagoner	Chairman of the Board and Director	July 27, 2006
/s/ William E. Logan William E. Logan	Director	July 27, 2006
/s/ David B. Hayden David B. Hayden	Director	July 27, 2006
/s/ Angela D. Shinabargar Angela D. Shinabargar	Chief Financial Officer (Principal Accounting Officer)	July 27, 2006

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

Date: July 27, 2006	s/s Clark D. Stewart Clark D. Stewart President and Chief Executive Officer

CERTIFICATIONS
I, Angela D. Shinabargar, certify that:
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

Date: July 27, 2006	s/s Angela D. Shinabargar Angela D. Shinabargar Chief Financial Officer

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS

AS OF APRIL 30, 2006

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Butler National Corporation

We have audited the accompanying consolidated balance sheets of Butler National Corporation as of April 30, 2006 and 2005 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2006, and the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Butler National Corporation as of April 30, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Weaver & Martin, LLC
Weaver & Martin, LLC
Kansas City, Missouri
July 11, 2006

BUTLER NATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS as of April 30, 2006 and 2005

	2006	2005		2006	2005
ASSETS			LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$925,577	$1,066,955	Bank overdraft payable	$343,532	$216,301
Accounts receivable, net of allowance for doubtful			Promissory notes payable	2,393,607	3,206,953
accounts of $149,577 in 2006 and $88,250 in 2005	679,086	1,330,283	Current maturities of long-term debt and capital lease
			obligations	2,375,848	485,011
			Accounts payable	549,482	1,046,651
			Customer deposits	20,000	124,614
Inventories -			Accrued liabilities
Raw materials	5,454,438	5,417,090	Compensation and compensated absences	516,248	429,682
Work in process	599,658	974,584	Other	265,991	361,443
Finished goods	94,631	42,549		-------------------	-------------------
Aircraft	4,849,830	2,778,387	Total current liabilities	6,464,709	5,870,655
	-------------------	------------------
	10,998,557	9,212,610	LONG-TERM DEBT, AND CAPITAL LEASE NET OF
			CURRENT MATURITIES	1,844,312	2,088,932
Prepaid expenses and other current assets	67,563	31,489
	-------------------	------------------		-------------------	-------------------

Total current assets	12,670,783	11,641,337	Total liabilities	8,309,021	7,959,587

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT			SHAREHOLDERS' EQUITY:
Land and building	2,283,227	2,152,800	Preferred stock, par value $5:
Machinery and equipment	1,546,215	1,466,759	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	688,823	680,300	Designated Classes A and B 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	-------------------	------------------	liquidation and redemption value $100,
	4,522,514	4,304,108	no shares issued and outstanding	-	-
Accumulated depreciation	(2,166,554)	(2,046,756)	$1,000 Class B, 6%, convertible cumulative,
	-------------------	------------------	liquidation and redemption value $1,000
	2,355,960	2,257,352	no shares issued and outstanding	-	-

SUPPLEMENTAL TYPE CERTIFICATES	1,221,435	1,490,165	Common stock, par value $.01:
			Authorized 100,000,000 shares
			issued and outstanding 49,381,003 shares
ADVANCES FOR INDIAN GAMING DEVELOPMENTS			in 2006 and 41,115,871 in 2005	493,810	411,159
(net of reserves of $2,912,440 in 2006 and 2005)	1,806,551	1,806,551	Common stock, owed but not issued, 4,270,834 shares
			in 2006 and 12,060,172 shares in 2005	42,708	120,602
			Capital contributed in excess of par	10,612,420	10,472,834

			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
OTHER ASSETS	83,400	83,400	Retained earnings	(587,830)	(953,377)
				-------------------	-------------------
			Total shareholders' equity	9,829,108	9,319,218
	-------------------	-------------------		-------------------	-------------------
Total Assets	$18,138,129	$17,278,805	Total liabilities and shareholders' equity	$18,138,129	$17,278,805
	==========	==========		==========	==========
The accompanying notes are an integral part of these financial statements
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004

	2006	2005	2004
REVENUES
Aircraft / Modifications	$7,580,980	$16,951,979	$5,609,744
Avionics / Defense	2,894,086	3,057,784	1,749,554
Management / Professional Services	4,832,061	3,379,824	2,762,650
	-------------------	-------------------	-------------------
Net Revenues	15,307,127	23,389,587	10,121,948

COST OF SALES
Aircraft / Modifications	6,972,593	13,103,962	4,405,007
Avionics / Defense	1,265,592	1,462,178	990,202
Management / Professional Services	2,614,938	1,867,658	908,393
	-------------------	-------------------	--------------------
Total Cost of Sales	10,853,123	16,433,798	6,303,602
	-------------------	--------------------	---------------------
GROSS PROFIT	4,454,004	6,955,789	3,818,346

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(3,517,125)	(4,161,755)	(2,910,775)
	-------------------	-------------------	-------------------
OPERATING INCOME	936,879	2,794,034	907,571

OTHER INCOME (EXPENSE)
Interest expense	(507,904)	(301,545)	(167,453)
Interest income	-	-	4,724
Other	8,886	3,644	146
	-------------------	-----------------	-------------------
Other expense	(499,018)	(297,901)	(162,583)
	-------------------	-----------------	------------------
INCOME BEFORE PROVISION FOR INCOME TAXES	437,861	2,496,133	744,988

PROVISION FOR INCOME TAXES	72,316	50,500	10,000
	-------------------	-----------------	-----------------
NET INCOME	$365,545	$2,445,633	$734,988
	==========	==========	==========

BASIC EARNINGS PER COMMON SHARE	$0.01	$0.06	$0.02
	==========	==========	==========
Shares used in per share calculation	52,577,348	40,215,187	38,944,358
	==========	==========	==========
DILUTED EARNINGS PER COMMON SHARE	$0.01	$0.06	$0.02
	==========	==========	==========
Shares used in per share calculation	52,693,673	40,361,199	48,382,404
	==========	==========	==========
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED APRIL 30, 2006, 2005, AND 2004
	Common Stock Owed but Not Issued	Common Stock	Capital Contributed in Excess of Par	Treasury Stock	Retained Earnings (deficit)	Total Shareholders' Equity
	-------------------	-------------------	------------------	------------------	-------------------	-------------------
BALANCE, April 30, 2003	$-	$386,360	$10,173,920	$(732,000)	$(4,133,997)	$5,694,283
Issuance of stock	-	16,699	210,767	-	-	227,465
Net income	-	-	-	-	734,988	734,988
	-------------------	-------------------	------------------	------------------	-------------------	-------------------
BALANCE, April 30, 2004	-	403,059	10,384,687	(732,000)	(3,399,010)	6,656,736
Issuance of stock Options exercised	-	8,100	56,275	-	-	64,375

Issuance of stock Benefit Plan	2,346	-	150,128	-	-	152,474

Stock Owed not issued from exercise (cashless)	118,256	-	(118,256)	-	-	-
Net income	-	-	-	-	2,445,635	2,445,635
	-------------------	-------------------	------------------	------------------	-------------------	-------------------
BALANCE, April 30, 2005	120,602	411,159	10,472,834	(732,000)	(953,375)	9,319,218
Issuance of stock owed from prior period	(75,715)	75,715	-	-	-	-

Issuance of stock Benefit Plan	(2,179)	6,936	139,586	-	-	144,345

Net income	-	-	-	-	365,545	365,545
	-------------------	-------------------	------------------	------------------	-------------------	-------------------
BALANCE, April 30, 2006	$42,708	$493,810	$10,612,420	$(732,000)	$(587,830)	$9,829,108

	===========	===========	==========	==========	===========	===========
The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2006, 2005, AND 2004

		2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$365,545	$2,445,6633	$734,988
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operations -
Depreciation		119,797	99,645	85,993
Amortization		168,729	322,772	120,382
Reserve for Indian Gaming developments		-	200,000	-
Provision for obsolete inventories		36,759	48,709	138,976
Stock issued for Benefit Plan		144,345	152,474	141,340

Changes in assets and liabilities -
Accounts receivable		651,197	(683,521)	(247,185)
Inventories		(1,821,242)	(2,784,114)	(2,758,645)
Prepaid expenses and other current assets		(37,534)	95,178	(83,072)
Accounts payable		(369,938)	413,074	404,097)
Customer deposits		(104,614)	(10,371)	134,985
Accrued liabilities		(8,886)	196,475	135,828
		--------------------	--------------------	--------------------
Cash provided by (used in) operating activities		(855,842)	495,954	(1,192,313)
		--------------------	--------------------	--------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net		(218,406)	(1,382,996)	(85,860)
Advances for Indian Gaming Developments, net		-	-	(31,730)
Payments received on Indian Gaming note receivable		-	-	324,565
Supplemental Type Certificates		100,000	(622,670)	(100,000)
		--------------------	--------------------	--------------------
Cash provided by (used in) investing activities		(118,406)	(2,005,666)	106,975
		--------------------	--------------------	--------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises		-	64,374	86,125
Borrowings under promissory notes, net		(813,345)	745,955	1,930,516
Borrowings under long-term debt and capital lease obligations		2,089,885	1,093,577	390,000
Repayments of long-term debt and capital lease obligations		(443,669)	(488,153)	(538,645)
		--------------------	--------------------	--------------------
Cash provided by (used in) financing activities		832,871	1,415,753	1,867,996
		--------------------	--------------------	--------------------
NET INCREASE (DECREASE) IN CASH		(141,378)	(93,959)	782,659

CASH, beginning of year		1,066,955	1,160,914	378,255
		--------------------	--------------------	--------------------
CASH, end of year		$925,577	$1,066,955	$1,160,914
		============	============	============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid		$490,585	$301,545	$167,454
Income taxes paid		122,257	20,000	-

NON CASH FINANCING ACTIVITIES
Conversion of convertible notes to common stock	$	-	$ - $	41,500
Exercise of Cashless Options	$	-	$118,256 $	-
Stock Issued for benefit plan	$	144,345	$152,474 $	141,340

The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

  The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned active subsidiaries, Avcon Industries, Inc. AVT Corporation, BCS Design, Inc., Butler National Services, Inc., Butler National Service Corporation, Butler National Corporation-Tempe, Butler National, Inc., Butler Temporary Services, Inc., and Kansas International Corporation (collectively, The Company). All significant intercompany transactions have been eliminated in consolidation.

  Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas facility. Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, and stability enhancing modifications. Butler National Inc. acquires airplanes, principally Learjets, to refurbish and sell. Butler National Corporation-Tempe is primarily engaged in the manufacture of airborne switching units used in Boeing McDonnell Douglas aircraft, electronic upgrades for classic weapon control systems used by the military and transient suppression devices for Boeing 747 Classic aircraft. Butler National Services is principally engaged in monitoring remote water and wastewater pumping stations through electronic surveillance. Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988. BCS Design provides professional architectural and graphic design services.
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
  Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of our products, and airplanes held for resale.

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

  Long-lived Assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. We determined that as of April 30, 2006, there had been no impairment in the carrying value of long-lived assets.

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

Our advances to the tribes for gaming developments are capitalized. These advances represent costs to be reimbursed upon approval of Indian gaming in several locations. We have agreements in place which require payments of advances to be made to us upon opening of Indian gaming facilities. Once gaming facilities have gained proper approvals, we plan to enter into a note receivable arrangement with the Tribe to secure reimbursement of advanced funds for that particular project. Reserves have been recorded for advances for the Indian gaming development costs when we are unable to determine whether reimbursement from the tribes will occur.

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at April 30, 2006 and April 30, 2005. Based on the information available to us we believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. Due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution we believe it is necessary to establish reserves against the advances. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with Tribal casinos and consist of the purchase of land, land improvements, professional design fees and other consulting and legal costs related to the development of Indian Gaming facilities. The land purchases are located adjacent to residential developments. We believe that these tracts could be developed and sold for residential and commercial use to recover advances if the gaming enterprises do not open.

In the year ended April 30, 2005, we increased the reserve by $200,000 and did not change the reserve in 2006. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for Indian developments.

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

	2006	2005
	-------------	-------------
Direct labor	$275,176	$275,176
Direct materials	230,790	230,790
Consultant costs	1,720,395	1,720,395
Overhead	570,780	570,780
STC acquisitions	-	100,000
	-------------	-------------
	2,797,141	2,897,141
Less-Amortized costs	1,575,706	1,406,976
	-------------	-------------
STC balance	$1,221,435	$1,490,165
	=======	=======
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

    Revenue Recognition: We perform aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. Revenue for off the shelf items and aircraft sales is recognized on the date of sale.

    Revenue from Avionics are recognized when shipped and payment for materials are due within 30 days of invoicing. Revenue for SCADA services, Gaming Management, and other Corporate/Professional Services are recognized on a monthly basis as services are rendered. Payments for these services are received within 30 days of invoicing.

    In regard to warranties and returns, our products are special order and are not suitable for return. Our products are unique upon installation and tested prior to their release and have been accepted by the customers. In the rare event of a warranty claim, the claim is processed through the normal course of business; this may include additional charges to the customer. In our opinion any future warranty work would not be material to the financial statements.

  Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

    Stock-based Compensation: We account for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provisions of SFAS No. 123®.

    We have nonqualified stock option plans which provide key employees and consultants an opportunity to acquire ownership in the Company. Options are granted under these plans at exercise prices equal to fair market value at the date of the grant, generally exercisable immediately and expire in 10 years. We account for these plans under Statement of Financial Accounting Standards No. 123®. The Company did not grant options for the fiscal years ending 2006, 2005 and 2004; therefore, there are no expenses relating to option grants for those periods. There are 5,768,300 approved option shares available to grant under these plans. The approved plan expiration date is December 31, 2010.

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

Research and Development: We charge to operations research and development costs. The amount charged in the year ended April 30, 2006 and 2005 was approximately $1,558,408 and $1,353,572 respectively.
  Warranties: We warrant to our customer that our products and services are in good working order at the time of delivery. We warrant that these products will continue to be serviceable for periods from 90 days to up to a maximum of 36 months. Our products are tested and accepted by the customer prior to their release. For the years ended April 30, 2006, 2005, 2004 we had no beginning warranty reserve, no additions to warranty reserves and no reductions to the warranty reserve.

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

  In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123®, Share-Based Payment, which revised SFAS No. 123 and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123® requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements. Compensation cost will be measured based on the fair market value of the instrument will be recognized over the vesting period. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. The company anticipates that the effect of adopting this statement will not have a material effect on the financial statements.
  Accounts receivable: Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.
  Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.

2. DEBT: Principal amounts of debt at April 30, 2006 and 2005, consist of the following:
Promissory Notes	2006	2005
Bank Line of Credit, available LOC $500,000
Interest at prime plus 2% (9.75% at April 30, 2006 - with a	$135,107	$298,453
floor of 7%) due September 14, 2006, collateralized by a
first or second position on all assets of the Company.

Bank Line of Credit, available LOC $1,500,000
Interest at prime plus 2% (9.75% at April 30, 2006 - with a	1,400,000	1,300,000
floor of 7%) due September 14, 2006, collateralized by a
first or second position on all assets of the Company.

Note payable, interest at prime plus 1%, (8.75% at April	750,000	850,000
30, 2006 - with a floor of 6%) due July 17, 2006
collateralized by Aircraft and Engine Security Agreements. Agreements.

Note payable, interest at prime collateralized by	-	650,000
Aircraft Engine Security Agreement.

Note payable, interest generally at 14.0%, collateralized	50,000	50,000
by a second position on cash flow of the Stables.

Note payable, interest generally at 12.0%, collateralized	58,500	58,500
by a second position on cash flow of the Stables.	--------------	---------------
	$2,393,607	$3,206,953
	=========	=========
Other Notes Payable and Capital Lease Obligations
Note payable, interest at prime plus 2%, (9.75% at April	$564,169	$743,765
30, 2006 - with a floor of 6%) due dates range from
August 25, 2006 to September 25, 2008. Collateralized
By Aircraft Security Agreements.

Note payable, interest at 7.75% due October 11, 2007	552,931	-
collateralized by Aircraft and Engine Security Agreements.

Note payable, interest at 7.75% due October 11, 2007	1,115,731	-
collateralized by Aircraft and Engine Security Agreements

Note payable, interest at prime plus 1% (8.75% at April	312,852	362,249
30, 2006) due 08-23-07 collateralized by real estate.

Note payable, interest at prime plus 1%, (8.75% at April	897,179	963,229
30, 2006) due 11-30-09 collateralized by real estate.

Note payable, interest rate fixed at 6.5% due February 28,	103,538	-
2009 collateralized by real estate.

Note payable, interest at daily prime (7.75% at April 30,	35,000	-
2006, with a floor of 7.75%) due July 24, 2006,
Collateralized by real estate

Note payable, interest at daily prime (8.00% at April 30,	175,092	-
2006, with a floor of 8.00%) due June 29, 2006,
collateralized by real estate

Note payable, interest at daily prime (8.00% at April 30,	64,981	-
2006, with a floor of 8.00%) due June 29, 2006,
collateralized by real estate

Note payable, interest at prime plus 2% (9.75% at April	35,000	95,000
30, 2006 - with a floor of 7%) due 09-25-06 collateralized
by a first or second position on all assets of the Company.

Note payable, interest at prime plus 2% (9.75% at April 30,	241,279	317,459
2006 - with a floor of 7.5%) due 05-13-09 collateralized
by a first or second position on all assets of the Company.

Other Notes Payable and Capital Lease Obligations	122,408	92,241
due February 2006 to May 2011 with interest rates between	--------------	--------------
5% and 8.5%.
	4,220,160	2,573,943
Less: Current maturities	2,375,848	485,011
	--------------	--------------
	$1,844,312	$2,088,932
	========	========

Maturities of long-term debt and capital lease obligations are as follows:

Year Ending 30-Apr	Amount
--------------	--------------
2007	2,375,848
2008	838,934
2009	974,873
2010	20,563
2011	9,942
Thereafter	0
	--------------
	$4,220,160
	========

  3. INCOME TAXES:

  Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provision of the enacted tax laws. We have net operating loss carryforwards and cumulative temporary differences, which would result in the recognition of net deferred tax assets. A valuation allowance has been provided which reduces the net deferred tax asset to zero. At April 30, 2006, there is approximately $1.5 million of net operating losses, which expire in 2007 to 2018.

The deferred taxes are comprised of the following components:
	April 30, 2006	April 30, 2005
Deferred tax assets
Accounts receivable reserve	$58,000	$34,000
Inventory and other reserves	516,000	510,000
Reserves for Advances for Indian gaming developments	597,000	597,000
Net operating loss carryforwards	752,000	980,000
	-----------------	-----------------
Total gross deferred tax assets	1,923,000	2,121,000
Valuation allowance	(1,839,000)	(2,068,000)
	-----------------	-----------------
Total deferred tax assets	$84,000	$53,000
	=========	=========

Deferred tax liabilities:
Depreciation	$72,000	$32,000
Accrued interest	12,000	21,000
	-----------------	-----------------
Total deferred tax liabilities	$84,000	$53,000
	=========	=========
Net deferred tax assets at April 30, 2006 have been fully offset by a valuation allowance as it is more likely than not that we will not ultimately realize any benefits.

  A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:
	2006	2005	2004
Statutory federal income tax rate	34.0%	34.0%	34.0%
Change in valuation allowance	(102.7%)	(45.1%)	(39.5%)
Nondeductible expenses	70.2%	12.9%	6.8%
Effective tax rate	1.5%	1.8%	1.3%

  Tax expenses of $72,316 is comprised of $5,459 in federal income tax and $66,857 in state income tax.

4. SHAREHOLDERS' EQUITY:
Common Stock Transactions

  During the year ended April 30, 2006, we agreed to issue 471,149 shares valued at $141,345 as the match to the Company's 401(k) plan. As of April 20, 2006, 456,414 of these shares have been issued and 14,735 shares have not been issued and are shown on the financial statements as "stock owed but not issued."

  During the year ended April 30, 2005, we agreed to issue 239,215 shares valued at $155,490 as the match to the Company's 401(k) plan. As of April 20, 2006, 237,255 of these shares have been issued and 1,960 shares have not been issued and are shown on the financial statements as "stock owed but not issued."

  During the year ended April 30, 2005, we agreed to issue, in a cashless exercise, 11,825,598 shares in connection with the exercise of employee stock options granted through the Company's Non Qualified Stock Option Plans. As of April 30, 2006, 7,571,463 of these shares have been issued and 4,254,139 shares have not been issued and are shown on the financial statements as "Stock owed but not issued".

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

The rest of this page left intentionally blank.

  5. STOCK OPTIONS AND INCENTIVE PLANS

  The following represents the outstanding and exercisable number of shares, weighted average exercise price and weighted average remaining contractual life of options outstanding and exercisable.

		2006	2005	2004
Options exercisable at April 30		1,493,763	1,493,763	17,142,700
Weighted average fair value per share Options granted per year		.81	.81	.38
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise and Outstanding Price
$0.9000	1,320,763	4.7 years	.9000
$0.0625	20,000	4.7 years	.0625
$0.1400	153,000	4.7 years	.1400

	Options	Average Price

Outstanding Beginning 04/30/2003	17,808,700	$0.38
Granted	-
Cancelled	-
Exercised	666,000.13
Outstanding Ending 04/30/2004	17,142,700	$0.38

Outstanding Beginning 04/30/2004	17,142,700	$0.38
Granted	-
Cancelled	(555,000)	0.44
Exercised	(15,093,937)	.28
Outstanding Ending 04/30/2005	1,493,763	$0.81

Outstanding Beginning 04/30/2005	1,493,763	$0.81
Granted	-
Cancelled	-
Exercised	-
Outstanding Ending 04/30/2006	1,493,763	$0.81

  There are 5,768,300 approved option shares available to grant under these plans. The approved plan expiration date is December 31, 2010.

  6. COMMITMENTS:

  Lease Commitments

  We lease space under operating leases with initial terms of three (3) years for Florida and ten (10) years in Newton. Total rental expense incurred for the years ended April 30, 2006, 2005 and 2004, was $191,441, $148,983 and $183,425, respectively.

  Minimum lease commitments under noncancellable operating leases for the next five (5) years are as follows:

Year Ending Apr-30	Amount
2007	$172,611
2008	170,563
2009	135,911
2010	135,911
2011	135,911
Thereafter	609,518
$1,360,425

7. CONTINGENCIES:

  We are involved in various lawsuits incidental to our business. Management believes the ultimate liability, if any, will not have an adverse effect on the Company's financial position or results of operations.

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

8. RELATED-PARTY TRANSACTIONS:

  During fiscal 2006, 2005 and 2004 the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $0, $50,940 and $87,080 respectively. William A. Griffith, was a director for the Company, and was a principal at Griffith & Associates.

  During fiscal 2004, the consulting firm of Butler Financial Corporation provided business consulting services to the Company in the amount of $96,000. R. Warren Wagoner, who is a director for the Company, is a principal at Butler Financial Corporation. Mr. Wagoner became an employee of the Company in fiscal 2005.

  In the normal course of business we purchased modifications services and avionics of approximately $163,800, $610,000 and $154,500 from a company partially owned by David Hayden, a director for the Company during fiscal 2006, 2005 and 2004 respectively.

9. 401(K) SAVINGS PLAN

  We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however there are only two entry dates per calendar year. Employees may contribute up to twelve percent of their pre-tax covered compensation through salary deductions. Each year we have chosen to match 100 percent of every pre-tax dollar an employee contributes. Employees are 100 percent vested in the employer's contributions after three years of participation in the plan. Our matching share contribution, at the then current market value, in 2006, 2005 and 2004 was approximately $141,345, $155,490 and $141,340 respectively. If approved by the Board of Directors, the Company match is paid in common stock of the Company.

10. INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:
Industry Segmentation
The Company's operations have been classified into six segments in 2006, 2005 and 2004.

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

  Aircraft - Acquisition, Modification and Sales - Our subsidiary, Butler National, Inc., purchases airplanes, principally Learjets, modifies the planes and sells the planes directly to customers or receives a broker fee for placing an airplane with a customer. Also, the Company-owned aircraft are sometimes used to prove the design, testing and compliance of STC modifications during the FAA approval process

  Services - SCADA (Supervisory Control and Data Acquisition) Systems and Monitoring Services - principally includes the monitoring and related repair services of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector. We provide these services through our subsidiary, Butler National Services, Inc. ("Monitoring Services" or "BNS").

  Corporate / Professional Services - provides as a management service licensed architectural services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design and graphic representation. We have expanded this segment to include aviation-related engineering consulting services and operate as the Butler National Aircraft Certification Center ("BNACC").

  Gaming - principally includes business management services and advances to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. We provide these management services and advances through our subsidiary, Butler National Service Corporation ("Management Services", "Gaming" "IGC" or "BNSC").

Year ended April 30, 2006
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated
Net Sales	$1,292,222	$2,894,086	$7,580,980	$1,440,400	$0	$2,099,439	$15,307,127
Depreciation	0	64,145	34,299	(5,772)	0	27,125	119,797
Operating profit (loss) (a)	634,248	292,761	(303,064)	134,109	0	178,825	936,879
Capital Expenditures	0	30,461	22,728	30,267	0	134,950	218,406
Interest, net							(507,904)
Other income							8,886
Income before tax							437,861
Income taxes							72,316
Net profit							365,545
Identifiable assets	2,024,452	3,746,318	5,719,644	316,881	4,933,230	1,397,604	18,138,129
Year ended April 30, 2005
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated
Net Sales	$1,094,039	$3,057,784	$16,494,103	$1,220,679	$457,876	$1,065,106	$23,389,587
Depreciation	0	31,445	29,803	4,388	0	34,009	99,645
Operating profit (loss) (a)	324,403	(143,332)	2,267,433	13,937	70,782	260,811	2,794,034
Capital Expenditures	0	1,311,323	59,789	1,396	0	10,487	1,382,996
Interest, net							(301,545)
Other income							3,644
Income before tax							2,496,133
Income taxes							(50,500)
Net profit							2,445,633
Identifiable assets	2,020,542	3,113,135	7,776,194	200,057	2,861,787	1,307,091	17,278,805
Year ended April 30, 2004
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated
Net Sales	$1,154,423	$1,749,555	$5,609,744	$1,121,403	$0	$486,823	$10,121,948
Depreciation	0	3,474	26,781	20,054	0	35,684	85,993
Operating profit (a)	27,290	2,566	548,107	13,834	0	315,774	907,571
Capital Expenditures	0	19,600	35,450	(775)	0	31,585	85,860
Interest, net							(162,729)
Other income							146
Income before tax							744,988
Income taxes							(10,000)
Net profit							734,988
Identifiable assets	2,112,651	1,212,341	4,840,948	176,649	2,607,387	1,715,792	12,665,768

(a) Operating expenses not specifically identifiable are allocated based upon sales, costs of sales, square footage or other factors as considered appropriate.
Major Customers: Sales to major customers (10 percent or more of consolidated sales) were as follows:
2006	2005	2004
Avionics	10.7*	N/A*	N/A*
Indian Management Services	N/A*	N/A*	11.4%

  *Sales represented less than 10% of consolidated sales.

  11. SELF FUNDED INSURANCE

  In an effort to control our insurance costs and maintain quality health care coverage for our employees our health insurance policy became self funded on April 1, 2006, as the Butler National Corporation Employee Health Care Plan. The Plan has contracted with a managed care network of medical providers whose members have agreed to charge the Plan reduced or discounted charges for covered services provided to our employees and their families. Although our employees have the freedom to choose to receive care from any Physician, Hospital or other medical care provider, as a general rule the amount or percentage of an otherwise covered expense payable by the Plan will vary, depending on whether the provider from whom the employee receives care is a member of the Plan's PPO network(s). Generally, the Plan will pay a higher percentage of a covered expense if the care is received by a network provider. The Plan Document, through a third party administrator controls all determinations related to coverage.

  To be eligible for coverage under this Plan you must be both an Employee and an eligible employee. An eligible employee must be regularly scheduled to work at least 30 hours per week, must have completed at least three months of employment and pay the employee's contribution share of the cost. Coverage is effective at 12:01 a.m. on the first day of the month coincident with or first following the date of eligibility.

  The rest of this page left intentionally blank.

  12. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following table sets forth selected unaudited financial information for each quarter of fiscal 2006, 2005 and 2004 (in thousands, except per share amounts).

2006	First	Second	Third	Fourth	Total
Revenue	$4,112	$5,053	$3,071	$3,072	$15,307
Operating Income (Loss)	309	240	201	187	937
Nonoperating Income (Expense)	(103)	(133)	(164)	(171)	(571)
Net Income (Loss)	206	107	37	15	365
Basic Earnings (Loss) per Share*	.01	.01	.02	.00	.01
Diluted Earnings (Loss) per Share*	.01	.01	.01	.00	.01
*Rounded to nearest tenth

2005	First	Second	Third	Fourth	Total
Revenue	$5,172	$5,931	$7,011	$5,276	$23,390
Operating Income (Loss)	500	667	769	858	2,794
Nonoperating Income (Expense)	(77)	(85)	(102)	(84)	(348)
Net Income (Loss)	424	582	666	774	2,446
Basic Earnings (Loss) per Share*	.01	.01	.02	.02	.06
Diluted Earnings (Loss) per Share*	.01	.01	.01	.02	.06
*Rounded to nearest tenth

2004	First	Second	Third	Fourth	Total
Revenue	$2,024	$2,363	$2,626	$3,109	$10,122
Operating Income (Loss)	230	140	219	318	907
Nonoperating Income (Expense)	(29)	(35)	(41)	(67)	(172)
Net Income (Loss)	201	105	178	251	735
Basic Earnings (Loss) per Share*	.01	.01	.00	.02	.02
Diluted Earnings (Loss) per Share*	.00	.01	.00	.02	.02
*Rounded to nearest tenth

  The individual quarter and fiscal year earnings per share are presented as shown in our quarterly and annual filings with the Securities and Exchange Commission. These numbers are rounded to the nearest tenth.
SCHEDULE II

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED APRIL 30, 2006, 2005 AND 2004
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Description
Year ended April 30, 2006
Allowance for doubtful accounts	$88,250	$61,327	$-	$149,577
Reserve for inventory obsolescence	395,020	36,756	-	431,776
Reserve for Indian gaming development	2,912,440	-	-	2,912,440
Deferred interest (1)	54,404	-	22,784	31,620
Income tax valuation allowance	2,068,000	-	229,000	1,839,000

Year ended April 30, 2005
Allowance for doubtful accounts	$25,576	$62,674	$-	$88,250
Reserve for inventory obsolescence	346,311	48,709	-	395,020
Reserve for Indian gaming development	2,712,440	200,000	-	2,912,440
Deferred interest (1)	85,885	-	31,481	54,404
Income tax valuation allowance	3,036,000	-	968,000	2,068,000

Year ended April 30, 2004
Allowance for doubtful accounts	$10,719	$14,857	$-	$25,576
Reserve for inventory obsolescence	207,335	138,976	-	346,311
Reserve for Indian gaming development	2,718,928	89,523	96,011	2,712,440
Deferred interest (1)	126,000	-	40,115	85,885
Income tax valuation allowance	3,110,000	-	74,000	3,036,000

(1) Interest to be paid as part of the note payable on discontinued operations.