Form 10-Q
period 2006-07-31
BUTLER NATIONAL CORP
filed 2006-09-13
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended July 31, 2006
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the quarter ended July 31, 2006
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 8, 2006 was 53,051,837 shares.

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	07/31/06	4/30/06	LIABILITIES AND SHAREHOLDERS' EQUITY	07/31/06	4/30/06
	unaudited	audited		unaudited	audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$563,949	$925,577	Bank overdraft payable	$169,755	$343,532
Accounts receivable, net of allowance for			Promissory notes payable	2,620,518	2,393,607
doubtful accounts of $149,577 at July 31, 2006 and	770,194	679,086	Current maturities of long-term debt and capital lease
April 30, 2006			obligations	2,407,912	2,375,848
Contracts in process	356,643	-	Accounts payable	547,564	549,482
			Customer deposits	20,000	20,000
Inventories -			Accrued liabilities
Raw materials	5,338,292	5,454,438	Compensation and compensated absences	457,051	516,248
Work in process	612,551	599,658	Other	236,658	265,992
Finished goods	78,845	94,631		--------------	--------------
Aircraft	4,869,160	4,849,830	Total current liabilities	6,459,458	6,464,709
	--------------	--------------
	10,898,848	10,998,557	LONG-TERM DEBT AND CAPITAL LEASE, NET
			OF CURRENT MATURITIES	1,759,124	1,844,312
Prepaid expenses and other current assets	73,646	67,563
	--------------	--------------		--------------	--------------
Total current assets	12,663,280	12,670,783	Total liabilities	8,218,582	8,309,021

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:
Land and building	2,283,227	2,283,227	SHAREHOLDERS' EQUITY:
Machinery and equipment	1,546,215	1,546,215	Preferred stock, par value $5
Office furniture and fixtures	688,823	688,823	Authorized 50,000,000 shares, all classes
Leasehold improvements	4,249	4,249	Designated Classes A and B, 200,000 shares
	--------------	--------------	$1,000 Class A, 9.8%, cumulative if earned
	4,522,514	4,522,514	liquidation and redemption value $100,
Accumulated depreciation	(2,205,515)	(2,166,554)	no shares issued and outstanding	-	-
	--------------	--------------	$1,000 Class B, 6%, convertible cumulative,
	2,316,999	2,355,960	liquidation and redemption value $1,000
			no shares issued and outstanding	-	-
SUPPLEMENTAL TYPE CERTIFICATES	1,221,435	1,221,435	Common stock, par value $.01:
			Authorized 100,000,000 shares
			issued and outstanding 53,046,971 shares at
ADVANCES FOR INDIAN GAMING DEVELOPMENTS			at July 31 and 49,381,003 at April 30, 2006	493,810	493,810
(net of reserves of $2,912,440)	1,806,551	1,806,551	Common stock, owed but not issued, 604,866 shares	42,708	42,708
			Capital contributed in excess of par	10,612,420	10,612,420
			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
			Retained earnings	(543,855)	(587,830)
OTHER ASSETS	83,400	83,400		--------------	--------------
			Total shareholders' equity	9,873,083	9,829,108
	--------------	--------------		--------------	--------------
Total assets	$18,091,665	$18,138,129	Total liabilities and shareholders' equity	$18,091,665	$18,138,129
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	THREE MONTHS ENDED
	July 31,
	2006	2005
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$2,041,446	$2,604,794
Avionics / Defense	204,595	797,524
Management / Professional Services	830,021	709,848
	--------------	--------------
Net Revenues	3,076,062	4,112,166

COST OF SALES
Aircraft / Modifications	1,593,731	1,562,092
Avionics / Defense	233,708	427,201
Management / Professional Services	263,572	256,869
	--------------	--------------
Total Cost of Sales	2,091,011	2,246,162
	--------------	--------------
GROSS PROFIT	985,051	1,866,004

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	821,146	1,557,143
	--------------	--------------
OPERATING INCOME	163,905	308,861

OTHER INCOME (EXPENSE)
Interest expense	(120,060)	(93,252)
Other	130	-
	--------------	--------------
Other expense	(119,930)	(93,252)

INCOME BEFORE PROVISION FOR INCOME TAXES	43,975	215,609
PROVISION FOR INCOME TAXES	-	10,000
	--------------	--------------
NET INCOME	$43,975	$205,609
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.01
	========	========
Shares used in per share calculation	53,051,837	55,576,044
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.01
	========	========
Shares used in per share calculation	53,160,066	52,722,056
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	THREE MONTHS ENDED
	July 31,
	2006	2005
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$43,975	$215,609
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	38,962	32,150

Changes in assets and liabilities:
Accounts receivable	(91,108)	(177,532)
Contracts in process	(85,629)	-
Inventories	(171,306)	(931,098)
Prepaid expenses and other current assets	(6,083)	(30,215)
Accounts payable	(175,695)	14,654
Accrued liabilities	(88,531)	(16,129)
	--------------	--------------
Cash provided by (used in) operating activities	(535,415)	(892,561)
	--------------	--------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under promissory notes, net	226,910	1,296,709
Repayments of long-term debt and capital lease obligations	(53,123)	(96,065)
	--------------	--------------
Cash provided by (used in) financing activities	173,787	1,200,644
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	(361,628)	308,083

CASH, beginning of period	925,577	1,066,955
	--------------	--------------
CASH, end of period	$563,949	$1,375,038
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$120,060	$93,252
Income taxes paid	7,000	50,000

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2006. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2006 are not indicative of the results of operations that may be expected for the year ending April 30, 2007.

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

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at July 31, 2006 and April 30, 2006. We believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. Due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution we believe it is necessary to establish reserves against the advances. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. The assets were intended to be used with Tribal casinos and consist of the purchase of land improvements. The land purchases are located adjacent to residential developments. We believe that these tracts could be developed and sold for residential and commercial use to recover advances if the gaming enterprises do not open.

3. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

4. Research and Development: We charge to operations research and development costs. The amount charged in the quarters ended July 31, 2006 and 2005 were approximately $498,631 and $421,524 respectively.

5. Borrowings: A line of credit of $1,224,285 was entered into on July 7, 2006 to be used for the BCS Design, Inc. developments. We have borrowed $112,477 at July 31, 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2007 COMPARED TO FIRST QUARTER FISCAL 2006

Our sales for the three months ended July 31, 2006 were $3,076,062, a decrease of 25.2% from the three months ended July 31, 2005 with sales of $4,112,166. Our operating profit for the three months ended July 31, 2006 was $163,905, compared to $308,861 for the three months ended July 31, 2005.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from Aircraft Modifications including modified aircraft decreased $563,348 (21.6%) from $2,604,794 in the first three months of fiscal year 2006 to $2,041,446 in the current three months of fiscal 2007. Revenues from non RVSM modification services increased $174,346 or 15% in the first three months of fiscal 2007. RVSM revenues decreased by 67% in the first quarter of fiscal 2007, compared to the first quarter of fiscal 2006.

We believe we will sell and install approximately 50 to 100 Lear 20 & 30 series RVSM kits during the next few years. In addition to the RVSM sales, we expect to experience some increase in our base modification sales. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership positively impacts our aircraft modification revenues. Although we cannot anticipate the future we must always consider the negative impact of items such as the 9-11 event, increases in fuel prices or general economic downturns.

Considerable time was spent on additions to the RVSM STC and certification of special mission STC's for our modification customers. These events reallocated used capacity and reduced RVSM completions. The modifications segment had an operating profit of $129,584 for the three months ended July 31, 2006 compared to operating profit of $69,712 for the three months ended July 31, 2005.

Aircraft Acquisitions and Sales: There was no activity for the three months ended July 31, 2006 or July 31, 2005. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales were $204,595 for the three months ended July 31, 2006 compared to $797,524 in the comparable period of the preceding year, a decrease of 74.3%. Operating losses for the three months ended July 31, 2006 were $188,997 compared to an operating profit of $219,629 for the three months ended July 31, 2005. We expect this business segment to significantly increase in future years due to the addition of new fuel system protection devices like the TSD, GFI and other classic aviation defense products. During the first quarter of 2007 we focused our efforts on the build up of product for several customers.

Services - SCADA Systems and Monitoring Services: Revenue increased from $338,111 for the three months ended July 31, 2005 to $399,849 for the three months ended July 31, 2006, an increase of 18.3%. During the three months ended July 31, 2006 we maintained a relatively level volume of long-term contracts with municipalities. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. Our contract with one of our largest customers has been renewed through fiscal 2008. We had an operating profit of $58,049 in Monitoring Services for the three months ended July 31, 2006, compared to $25,157 for the three months ended July 31, 2005.

Gaming: Revenues from management services related to gaming increased for the three months ended July 31, 2006. This increase is related to the approval of Class III casino gaming in Oklahoma.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of gaming establishments and engineering services. Flight and engineering services are also provided. Management consulting and professional fees were $69,762 for the three months ended July 31, 2006 and $114,232 for the three months ended July 31, 2005, a decrease of 39%.

Selling, General and Administrative (SG&A): Expenses were $821,146 or 27% of revenues for the three months ended July 31, 2006. Business overhead expenses were maintained at relatively the same level as last year.

Other Income (Expense): Other expenses increased from $93,252 in the three months ended July 31, 2005 to $119,930 for the three months ended July 31, 2006. The additional interest expense was a result of financing activities related to inventory and asset purchases.

We employed 88 at July 31, 2006 and 89 at July 31, 2005.

Earnings: Our net income for the prior three months period ended July 31, 2005 was $205,609. Our net income for the current three months ended July 31, 2006 was $43,975.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2007 and beyond.

We do not, as of July 31, 2006, have any material commitments for other capital expenditures other than the terms of the Indian gaming Management Agreements should any additional casinos materialize. We will need additional funds to complete our planned Indian gaming opportunities. We will use current cash available as well as additional funds, for the start up and construction of gaming facilities. We anticipate initially obtaining these funds from internally generated working capital and borrowings.

Analysis and Discussion of Cash Flow

During the quarter our cash position decreased by $361,628. The decrease in the cash flow was attributed to an increase in inventory and work in process of $256,935 and a reduction in accounts payables and other liabilities of $264,226, and other general use for operations of $97,191. Net increase in borrowings in the first three months was $173,787.

We believe all our inventory will be realized in the normal course of business. Lead-time for the components is dictated by the market place resulting in a build up of inventory to support sales and to avoid halting production because of material shortages.

Revenue Recognition

We perform aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. Revenue for off the shelf items and aircraft sales is recognized on the date of the sale.

Revenue from Avionics are recognized when shipped and payment for materials are due within thirty days of invoicing. Revenue for SCADA services, Gaming Management, and other Corporate/Professional Services are recognized on a monthly basis as services are rendered. Payments for these services are received within 30 days of invoicing.

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

Long-lived assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. We determined that as of July 31, 2006, there had been no impairment in the carrying value of long-lived assets.

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

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at July 31, 2006 and July 31, 2005. We believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. We believe it is necessary to establish reserves against the advances due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with Tribal casinos and consist of the purchase of land and land improvements related to the development of Indian Gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

Changing Prices and Inflation

We did experience some pressure from inflation in fiscal 2007. These include increases in airplane travel and transportation costs. This additional cost may not be transferable to our customers resulting in lower income. We anticipate long-term fuel costs and interest rates to continue to rise.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

FORWARD LOOKING INFORMATION

The information set forth below includes "forward-looking" information as outlined in the Private Securities Litigation Reform Act of 1995. The Risk Factors listed under Item 1A of our Form 10K and the Cautionary Statements, filed by us as Exhibit 99 to our Form 10-K, are incorporated herein by reference and you are specifically referred to such Risk Factors and Cautionary Statements for a discussion of factors which could affect our operations and forward-looking statements contained herein.

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

PART II. OTHER INFORMATION
Item 1	Legal Proceedings None
Item 1A.	Risk Factors None
Item 2	Unregistered Shares of Equity Securities and Use of Proceeds None
Item 3	Defaults Upon Senior Securities None
Item 4	Submission of Matters to Vote of Security Holders None
Item 5	Other Information None
Item 6	Exhibits and reports on Form 8-K. (A) Exhibits.
	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
	31.1	Certificate of Chief Executive Officer
	31.2	Certificate of Chief Financial Officer
	32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
99

Exhibit Number 99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2006.

	27.1	Financial Data Schedule (EDGAR version only). Filed herewith. We agree to file with the Commission any agreement or instrument not filed as an exhibit upon the request of the Commission.
(B)

Reports on Form 8-K.

We reported on May 9, 2006 on Form 8-K under Item 8.01 and Item 9.01 that we issued a press release announcing that BCS Design, Inc., a wholly owned subsidiary of the company, would assist with the Junction City, Kansas housing development.

We reported on June 8, 2006 on Form 8-K under Item 8.01 and Item 9.01 that we issued a press release announcing that Avcon Industries, Inc., a wholly owned subsidiary of the company, has received FAA approval to install it's next generation RVSM equipment in Lear 35 and 36 model airplanes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
September 13, 2006 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
September 13, 2006 Date	/S/ Angela D. Shinabargar Angela D. Shinabargar (Chief Financial Officer)