Form 10-Q
period 2006-10-31
BUTLER NATIONAL CORP
filed 2006-12-14
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended October 31, 2006
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the quarter ended October 31, 2006
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days: Yes X No ____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes No X_
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes No X_
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 8, 2006 was 53,051,837 shares.

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	10/31/06	4/30/06	LIABILITIES AND SHAREHOLDERS' EQUITY	10/31/06	4/30/06
	unaudited	audited		unaudited	audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$931,359	$925,577	Bank overdraft payable	$218,151	$343,532
Accounts receivable, net of allowance for			Promissory notes payable	2,437,621	2,393,607
doubtful accounts of $149,577 at October 31, 2006 and	942,715	679,086	Current maturities of long-term debt and capital lease
April 30, 2006			obligations	2,750,123	2,375,848
Contracts in process	671,117	-	Accounts payable	475,679	549,482
			Customer deposits	20,000	20,000
Inventories -			Accrued liabilities
Raw materials	4,749,805	5,454,438	Compensation and compensated absences	512,051	516,248
Work in process	765,602	599,658	Other	237,013	265,992
Finished goods	85,171	94,631		--------------	--------------
Aircraft	4,869,160	4,849,830	Total current liabilities	6,650,638	6,464,709
	--------------	--------------
	10,469,738	10,998,557	LONG-TERM DEBT AND CAPITAL LEASE, NET
			OF CURRENT MATURITIES	1,699,442	1,844,312
Prepaid expenses and other current assets	67,865	67,563
	--------------	--------------		--------------	--------------
Total current assets	13,082,794	12,670,783	Total liabilities	8,350,080	8,309,021

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	2,283,227	2,283,227	Preferred stock, par value $5
Machinery and equipment	1,563,268	1,546,215	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	688,823	688,823	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
	4,539,567	4,522,514	no shares issued and outstanding	-	-
Accumulated depreciation	(2,244,626)	(2,166,554)	$1,000 Class B, 6%, convertible cumulative,
	--------------	--------------	liquidation and redemption value $1,000
	2,294,941	2,355,960	no shares issued and outstanding	-	-
			Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	1,221,435	1,221,435	Authorized 100,000,000 shares
			issued and outstanding 53,046,971 shares at
			at October 31 and 49,381,003 at April 30, 2006	530,470	493,810
ADVANCES FOR INDIAN GAMING DEVELOPMENTS			Common stock, owed but not issued, 604,866 shares	6,048	42,708
(net of reserves of $2,912,440)	1,806,551	1,806,551	at October 31 and 4,270,834 at April 30, 2006
			Capital contributed in excess of par	10,612,420	10,612,420
			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
			Retained earnings	(277,897)	(587,830)
OTHER ASSETS	83,400	83,400		--------------	--------------
			Total shareholders' equity	10,139,041	9,829,108
	--------------	--------------		--------------	--------------
Total assets	$18,489,121	$18,138,129	Total liabilities and shareholders' equity	$18,489,121	$18,138,129
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	THREE MONTHS ENDED
	October 31,
	2006	2005
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$2,103,368	$2,008,169
Avionics / Defense	1,171,059	655,907
Management / Professional Services	1,080,680	2,389,222
	--------------	--------------
Net Revenues	4,355,107	5,053,298

COST OF SALES
Aircraft / Modifications	1,643,675	1,725,494
Avionics / Defense	747,552	341,224
Management / Professional Services	484,168	1,832,598
	--------------	--------------
Total Cost of Sales	2,875,395	3,899,316
	--------------	--------------
GROSS PROFIT	1,479,712	1,153,982

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,047,139	913,776
	--------------	--------------
OPERATING INCOME	432,573	240,206

OTHER INCOME (EXPENSE)
Interest expense	(141,444)	(123,144)
Other	34,653	-
	--------------	--------------
Other expense	(106,791)	(123,144)

INCOME BEFORE PROVISION FOR INCOME TAXES	325,782	117,062
PROVISION FOR INCOME TAXES	(59,824)	(10,000)
	--------------	--------------
NET INCOME	$265,958	$107,062
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.00
	========	========
Shares used in per share calculation	53,051,837	52,576,044
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.00
	========	========
Shares used in per share calculation	53,146,665	52,722,056
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	SIX MONTHS ENDED
	October 31,
	2006	2005
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$4,144,814	$4,612,962
Avionics / Defense	1,375,654	1,426,342
Management / Professional Services	1,910,701	3,126,161
	--------------	--------------
Net Revenues	7,431,169	9,165,465

COST OF SALES
Aircraft / Modifications	3,237,405	4,006,941
Avionics / Defense	981,260	752,146
Management / Professional Services	747,741	2,105,747
	--------------	--------------
Total Cost of Sales	4,966,406	6,864,834
	--------------	--------------
GROSS PROFIT	2,464,763	2,300,631

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,868,285	1,751,564
	--------------	--------------
OPERATING INCOME	596,478	549,067

OTHER INCOME (EXPENSE)
Interest expense	(261,504)	(216,396)
Other	34,783	-
	--------------	--------------
Other expense	(226,721)	(216,396)

INCOME BEFORE PROVISION FOR INCOME TAXES	369,757	332,671
PROVISION FOR INCOME TAXES	(59,824)	(20,000)
	--------------	--------------
NET INCOME	$309,933	$312,671
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.01
	========	========
Shares used in per share calculation	53,051,837	52,576,044
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.01
	========	========
Shares used in per share calculation	53,146,665	52,722,056
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	October 31,
	2006	2005
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$309,933	$312,671
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	78,072	64,678

Changes in assets and liabilities:
Accounts receivable	(263,629)	(275,514)
Contracts in process	(400,103)	-
Inventories	257,804	(1,333,105)
Prepaid expenses and other current assets	(302)	(53,021)
Accounts payable	(199,184)	(167,808)
Accrued liabilities	(33,175)	140,420
	--------------	--------------
Cash provided by (used in) operating activities	(250,584)	(1,311,679)
	--------------	--------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(17,053)	(20,000)
	--------------	-------------
Cash provided by (used in) investing activities	(17,053)	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under promissory notes, net	44,013	1,619,105
Borrowings of long-term debt, net	229,406	(204,268)
	--------------	--------------
Cash provided by (used in) financing activities	273,419	1,414,837
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	5,782	83,158

CASH, beginning of period	925,577	1,066,956
	--------------	--------------
CASH, end of period	$931,359	$1,150,114
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$261,504	$216,396
Income taxes paid	39,824	50,000

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2006. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2006 are not indicative of the results of operations that may be expected for the year ending April 30, 2007.

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

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at October 31, 2006 and April 30, 2006. We believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. Due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution we believe it is necessary to establish reserves against the advances. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. The assets are intended to be used for Tribal casino development and consist of purchased land and improvements. The land purchases are located adjacent to residential developments. We believe that these tracts could be developed and sold for residential and commercial use to recover advances if the gaming enterprises do not open.

3. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

4. Research and Development: We charge to operations research and development costs. The amount charged in the six months ended October 31, 2006 and 2005 were approximately $1,034,000 and $799,000 respectively.

5. Borrowings: A line of credit in the amount of $1,224,285 was entered into on July 7, 2006. An additional line of credit in the amount of $1,508,000 was entered into on October 25, 2006. Both lines of credit are to be used for the BCS Design, Inc. developments. As of October 31, 2006 we have borrowed $411,732 and $219,591 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS
The information set forth below includes "forward-looking" information and is subject to Risk Factors as outlined in the Private Securities Litigation Reform Act of 1995. The Risk Factors listed under Item 1A of our Form 10-K and the Cautionary Statements, filed by us as Exhibit 99 to our Form 10-K, are incorporated herein by reference and you are specifically referred to such Risk Factors and Cautionary Statements for a discussion of factors which could affect our operations and forward-looking statements contained herein.

RESULTS OF OPERATIONS

YEAR TO DATE OCTOBER 31, 2006 COMPARED TO YEAR TO DATE OCTOBER 31, 2005

Our sales for the six months ended October 31, 2006 were $7,431,169, a decrease of 18.9% from the six months ended October 31, 2005 with sales of $9,165,465. Our operating profit for the six months ended October 31, 2006 was $596,478, compared to $549,067 for the six months ended October 31, 2005.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from Aircraft Modifications including modified aircraft decreased $468,148 (10.1%) from $4,612,962 in the first six months of fiscal year 2006 to $4,144,814 in the current six months of fiscal 2007. Revenues from non RVSM modification services increased $259,352 or 9.2% in the first six months of fiscal 2007. RVSM revenues decreased by 41% in the second quarter of fiscal 2007, compared to the second quarter of fiscal 2006.

We believe we will sell and install approximately 50 to 100 Lear 20 & 30 series RVSM kits during the next few years. In addition to the RVSM sales, we expect to experience some increase in our base modification sales. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership positively impacts our aircraft modification revenues. Although we cannot anticipate the future we must always consider the negative impact of items such as the 9-11 event, increases in fuel prices and general economic downturns.

Considerable time was spent on additions to the RVSM STC and certification of special mission STC's for our modification customers. These events reallocated used capacity and reduced RVSM completions. The modifications segment had an operating profit of $224,170 for the six months ended October 31, 2006 compared to operating profit of $20,803 for the three months ended October 31, 2005.

Aircraft Acquisitions and Sales: There was no activity for the six months ended October 31, 2006 compared to the acquisition of three aircraft during the six months ended October 31, 2005. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales were $1,375,655 for the six months ended October 31, 2006 compared to $1,426,342 in the comparable period of the preceding year, a decrease of 3.6%. Operating losses for the six months ended October 31, 2006 were $21,646 compared to an operating profit of $368,107 for the six months ended October 31, 2005. We expect this business segment to significantly increase in future years due to the addition of new fuel system protection devices like the TSD, GFI and other classic aviation defense products. During the second quarter of 2007 we continued to focus our efforts on the build up of product for several customers.

Services - SCADA Systems and Monitoring Services: Revenue increased from $693,499 for the six months ended October 31, 2005 to $1,060,728 for the six months ended October 31, 2006, an increase of 53.0%. During the six months ended October 31, 2006 we maintained a relatively level volume of long-term contracts with municipalities. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. Our contract with one of our largest customers has been renewed through fiscal 2008. We had an operating profit of $112,550 in Monitoring Services for the six months ended October 31, 2006, compared to $54,784 for the six months ended October 31, 2005.

Gaming: Revenues from management services related to gaming increased for the six months ended October 31, 2006. This increase is related to the approval of Class III casino gaming in Oklahoma.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of gaming establishments and engineering services. Flight and engineering services are also provided. Management consulting and professional fees were $165,378 for the six months ended October 31, 2006 and $1,887,599 for the six months ended October 31, 2005, a decrease of 91.2%. We completed construction projects in fiscal 2005 that accounted for approximately $1,552,000 of this decrease.

Selling, General and Administrative (SG&A): Expenses were $1,868,285 or 25% of revenues for the six months ended October 31, 2006. Business overhead expenses were maintained at relatively the same level as last year.

Other Income (Expense): Other expenses increased from $216,396 in the six months ended October 31, 2005 to $226,721 for the six months ended October 31, 2006. The additional interest expenses of $45,108 were a result of increases in interest rates.

Earnings: Our net income for the prior six months period ended October 31, 2005 was $312,671. Our net income for the current six months ended October 31, 2006 was $309,933.

Employees: We employed 95 at October 31, 2006 and 90 at October 31, 2005.

SECOND QUARTER FISCAL 2007 COMPARED TO SECOND QUARTER FISCAL 2006

Our sales for the three months ended October 31, 2006 were $4,355,107, a decrease of 13.8% from the three months ended October 31, 2005 with sales of $5,053,299. Our operating profit for the three months ended October 31, 2006 was $432,573, compared to $240,206 for the three months ended October 31, 2005.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from Aircraft Modifications including modified aircraft increased $95,199 (4.7%) from $2,008,169 in the second quarter of fiscal year 2006 to $2,103,368 in the current quarter of fiscal 2007. Revenues from non RVSM modification services decreased $76,956 or 5% in the second quarter of fiscal 2007. RVSM revenues increased by 36.7% in the second quarter of fiscal 2007, compared to the second quarter of fiscal 2006.

We believe we will sell and install approximately 50 to 100 Lear 20 & 30 series RVSM kits during the next few years. In addition to the RVSM sales, we expect to experience some increase in our base modification sales. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership positively impacts our aircraft modification revenues. Although we cannot anticipate the future we must always consider the negative impact of items such as the 9-11 event, increases in fuel prices and general economic downturns.

Considerable time was spent on additions to the RVSM STC and certification of special mission STC's for our modification customers. These events reallocated used capacity and reduced RVSM completions. The modifications segment had an operating profit of $94,587 for the three months ended October 31, 2006 compared to operating loss of $48,908 for the three months ended October 31, 2005.

Aircraft Acquisitions and Sales: There was no activity for the three months ended October 31, 2006. We acquired one aircraft during the three months ended October 31, 2005. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales were $1,171,059 for the three months ended October 31, 2006 compared to $655,908 in the comparable period of the preceding year, an increase of 78.5%. Operating profit for the three months ended October 31, 2006 was $167,351 compared to an operating profit of $148,477 for the three months ended October 31, 2005. We expect this business segment to significantly increase in future years due to the addition of new fuel system protection devices like the TSD, GFI and other classic aviation defense products. During the second quarter of 2007 we focused our efforts on the build up of product for several customers.

Services - SCADA Systems and Monitoring Services: Revenue increased from $355,388 for the three months ended October 31, 2005 to $660,879 for the three months ended October 31, 2006, an increase of 86%. During the three months ended October 31, 2006 we maintained a relatively level volume of long-term contracts with municipalities. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. Our contract with one of our largest customers has been renewed through fiscal 2008. We had an operating profit of $54,501 in Monitoring Services for the three months ended October 31, 2006, compared to $29,627 for the three months ended October 31, 2005.

Gaming: Revenues from management services related to gaming increased for the three months ended October 31, 2006. This increase is related to the approval of Class III casino gaming in Oklahoma.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of gaming establishments and engineering services. Flight and engineering services are also provided. Management consulting and professional fees were $95,616 for the three months ended October 31, 2006 and $1,746,277 for the three months ended October 31, 2005, a decrease of 94.5%. We completed construction projects in fiscal 2005 that accounted for approximately $1,552,000 of this decrease.

Other Income (Expense): Other expenses decreased from $123,144 in the three months ended October 31, 2005 to $106,791 for the three months ended October 31, 2006. The additional interest expense were a result of increases in interest rates.

Earnings: Our net income for the prior three months period ended October 31, 2005 was $107,062. Our net income for the current three months ended October 31, 2006 was $265,958.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2007 and beyond.

We do not, as of October 31, 2006, have any material commitments for other capital expenditures other than the terms of the Indian gaming Management Agreements should any additional casinos materialize. We will need additional funds to complete our planned Indian gaming opportunities. We will use current cash available as well as additional funds, for the start up and construction of gaming facilities. We anticipate initially obtaining these funds from internally generated working capital and borrowings.

Analysis and Discussion of Cash Flow

During the first six months our cash position increased by $5,782. The increase in the cash flow was made up of the following: a decrease of $257,804 in inventory and work in process; an increase in accounts payables and other liabilities of $495,988; an increase in contracts in process of $400,103; and a decrease in other general use for operations of $387,703. Net increase in borrowings in the first six months was $273,419. Cash flows from investing activities for the six months ended October 31, 2006 were $17,053.

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

Long-lived assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. We determined that as of October 31, 2006, there had been no impairment in the carrying value of long-lived assets.

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

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at October 31, 2006 and October 31, 2005. We believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. We believe it is necessary to establish reserves against the advances due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with Tribal casinos and consist of the purchase of land and land improvements related to the development of Indian Gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

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

Part I Item 3:

Quantitative and Qualitative Disclosures about Market Risk.
None

Part I Item 4

Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

PART II. OTHER INFORMATION
Item 1	Legal Proceedings None
Item 1A.	Risk Factors There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K.
Item 2	Unregistered Shares of Equity Securities and Use of Proceeds None
Item 3	Defaults Upon Senior Securities None
Item 4	Submission of Matters to Vote of Security Holders None
Item 5	Other Information None
Item 6	Exhibits
	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
	31.1	Certificate of Chief Executive Officer
	31.2	Certificate of Chief Financial Officer
	32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
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
BUTLER NATIONAL CORPORATION (Registrant)
December 14, 2006 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
December 14, 2006 Date	/S/ Angela D. Shinabargar Angela D. Shinabargar (Chief Financial Officer)