Form 10-Q
period 2007-01-31
BUTLER NATIONAL CORP
filed 2007-03-16
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended January 31, 2007
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the quarter ended January 31, 2007
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 9, 2007 was 53,051,837 shares.

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	01/31/07	4/30/06	LIABILITIES AND SHAREHOLDERS' EQUITY	01/31/07	4/30/06
	unaudited	audited		unaudited	audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$1,611,252	$925,577	Bank overdraft payable	$127,443	$343,532
Accounts receivable, net of allowance for			Promissory notes payable	2,745,230	2,393,607
doubtful accounts of $135,421 at January 31, 2007 and	622,465	679,086	Current maturities of long-term debt and capital lease
$149,577 at April 30, 2006			obligations	2,962,002	2,375,848
Contracts in process	1,036,979	-	Accounts payable	493,496	549,482
			Customer deposits	533,000	20,000
Inventories -			Accrued liabilities
Raw materials	4,554,030	5,454,438	Compensation and compensated absences	496,048	516,248
Work in process	650,822	599,658	Other	344,249	265,992
Finished goods	91,549	94,631		--------------	--------------
Aircraft	4,937,214	4,849,830	Total current liabilities	7,701,468	6,464,709
	--------------	--------------
	10,233,615	10,998,557	LONG-TERM DEBT AND CAPITAL LEASE, NET
			OF CURRENT MATURITIES	1,646,146	1,844,312
Prepaid expenses and other current assets	56,175	67,563
	--------------	--------------		--------------	--------------
Total current assets	13,560,486	12,670,783	Total liabilities	9,347,614	8,309,021

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			SHAREHOLDERS' EQUITY:
Land and building	2,283,227	2,283,227	Preferred stock, par value $5
Machinery and equipment	1,563,268	1,546,215	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	688,823	688,823	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
	4,539,567	4,522,514	no shares issued and outstanding	-	-
Accumulated depreciation	(2,282,643)	(2,166,554)	$1,000 Class B, 6%, convertible cumulative,
	--------------	--------------	liquidation and redemption value $1,000
	2,256,924	2,355,960	no shares issued and outstanding	-	-
			Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	1,659,773	1,221,435	Authorized 100,000,000 shares
			issued and outstanding 53,080,764 shares at
			at January 31 and 49,381,003 at April 30, 2006	530,808	493,810
ADVANCES FOR INDIAN GAMING DEVELOPMENTS			Common stock, owed but not issued, 571,073 shares	5,710	42,708
(net of reserves of $2,912,440)	1,806,551	1,806,551	at January 31 and 4,270,834 at April 30, 2006
			Capital contributed in excess of par	10,612,420	10,612,420
			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
			Retained earnings	(397,418)	(587,830)
OTHER ASSETS	83,400	83,400		--------------	--------------
			Total shareholders' equity	10,019,520	9,829,108
	--------------	--------------		--------------	--------------
Total assets	$19,367,134	$18,138,129	Total liabilities and shareholders' equity	$19,367,134	$18,138,129
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	THREE MONTHS ENDED
	January 31,
	2007	2006
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$1,510,523	$1,705,395
Avionics / Defense	620,857	558,529
Management / Professional Services	1,212,250	807,377
	--------------	--------------
Net Revenues	3,343,630	3,071,301

COST OF SALES
Aircraft / Modifications	1,289,732	1,537,451
Avionics / Defense	577,630	258,968
Management / Professional Services	593,202	247,589
	--------------	--------------
Total Cost of Sales	2,460,564	2,044,008
	--------------	--------------
GROSS PROFIT	883,066	1,027,293

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	855,135	826,120
	--------------	--------------
OPERATING INCOME	27,931	201,173

OTHER INCOME (EXPENSE)
Interest expense	(139,597)	(129,190)
Other	-	4,769
	--------------	--------------
Other expense	(139,597)	(124,421)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(111,666)	76,752

PROVISION FOR INCOME TAXES	(7,856)	(39,257)
	--------------	--------------
NET INCOME	$(119,522)	$37,495
	========	========

BASIC EARNINGS PER COMMON SHARE	$(.01)	$.00
	========	========
Shares used in per share calculation	53,051,837	52,576,044
	========	========
DILUTED EARNINGS PER COMMON SHARE	$(.01)	$.00
	========	========
Shares used in per share calculation	53,146,665	52,722,056
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	NINE MONTHS ENDED
	January 31,
	2007	2006
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$5,655,338	$6,318,358
Avionics / Defense	1,996,512	2,042,556
Management / Professional Services	3,122,950	3,875,852
	--------------	--------------
Net Revenues	10,774,800	12,236,766

COST OF SALES
Aircraft / Modifications	4,527,137	5,544,392
Avionics / Defense	1,558,890	1,044,890
Management / Professional Services	1,340,943	2,319,560
	--------------	--------------
Total Cost of Sales	7,426,970	8,908,842
	--------------	--------------
GROSS PROFIT	3,347,830	3,327,924

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,723,420	2,577,684
	--------------	--------------
OPERATING INCOME	624,410	750,240

OTHER INCOME (EXPENSE)
Interest expense	(401,101)	(345,586)
Other	34,783	4,769
	--------------	--------------
Other expense	(366,318)	(340,817)

INCOME BEFORE PROVISION FOR INCOME TAXES	258,092	409,423

PROVISION FOR INCOME TAXES	(67,680)	(59,257)
	--------------	--------------
NET INCOME	$190,412	$350,166
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.01
	========	========
Shares used in per share calculation	53,051,837	52,576,044
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.01
	========	========
Shares used in per share calculation	53,146,665	52,722,056
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	January 31,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$190,412	$350,166
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	116,089	99,821

Changes in assets and liabilities:
Accounts receivable	56,621	577,310
Contracts in process	(765,965)	(338,540)
Inventories	493,927	(1,187,627)
Prepaid expenses and other current assets	11,388	(26,140)
Accounts payable	(272,075)	(342,479)
Customer deposits	513,000	(10,000)
Accrued liabilities	58,058	(57,227)
	--------------	--------------
Cash provided by (used in) operating activities	401,455	(934,716)
	--------------	--------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(455,390)	(28,600)
	--------------	-------------
Cash provided by (used in) investing activities	(455,391)	(28,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under promissory notes, net	351,622	1,045,234
Repayments of long-term debt, net	387,989	(332,948)
	--------------	--------------
Cash provided by (used in) financing activities	739,611	712,286
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	685,675	(251,030)

CASH, beginning of period	925,577	1,066,955
	--------------	--------------
CASH, end of period	$1,611,252	$815,925
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$401,102	$345,585
Income taxes paid	47,180	69,257

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2006. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2007 are not indicative of the results of operations that may be expected for the year ending April 30, 2007.

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

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at January 31, 2007 and April 30, 2006. We believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. Due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution we believe it is necessary to establish reserves against the advances. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. The assets are intended to be used for Tribal casino development and consist of purchased land and improvements. The land purchases are located adjacent to residential developments. We believe that these tracts could be developed and sold for residential and commercial use to recover advances if the gaming enterprises do not open.

3. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

4. Research and Development: We charge to operations research and development costs. The amount charged in the nine months ended January 31, 2007 and 2006 were approximately $1,506,362 and $342,449 respectively.

5. Borrowings: A line of credit in the amount of $1,224,285 was entered into on July 7, 2006. An additional line of credit in the amount of $1,508,000 was entered into on October 25, 2006. Both lines of credit are to be used for the BCS Design, Inc. construction projects in Junction City, Kansas. As of January 31, 2007 we have borrowed $733,249 and $219,591 respectively. On January 16, 2007 the operating line of credit was increased by $500,000.

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

RESULTS OF OPERATIONS

YEAR TO DATE JANUARY 31, 2007 COMPARED TO YEAR TO DATE JANUARY 31, 2006

Our sales for the nine months ended January 31, 2007 were $10,774,800, a decrease of 11.9% from the nine months ended January 31, 2006 with sales of $12,236,766. Our operating profit for the nine months ended January 31, 2007 was $624,410, compared to $750,240 for the nine months ended January 31, 2006

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from Aircraft Modifications including modified aircraft decreased $663,019 (10.5%) from $6,318,358 in the first nine months of fiscal year 2006 to $5,655,338 in the current nine months of fiscal 2007.
Sales for the months of December 2006 and January 2007 were 34% less than the same months in fiscal 2006.

Revenues from non RVSM modification services increased $143,563 or 3.5% in the first nine months of fiscal 2007. RVSM revenues decreased by 35% in the first nine months of fiscal 2007, compared to the first nine months of fiscal 2006.

We believe we will sell and install approximately an additional 50 to 100 Lear 20 & 30 series RVSM kits during the next few years. In addition to the RVSM sales, we expect to experience some increase in our base modification sales. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership positively impacts our aircraft modification revenues. Although we cannot anticipate the future we must always consider the negative impact of items such as the 9-11 event, increases in fuel prices and general economic downturns.

Considerable time was spent on additions to the RVSM STC and certification of special mission STC's for our modification customers. These events reallocated used capacity and reduced RVSM completions. The modifications segment had an operating profit of $665,813 for the nine months ended January 31, 2007 compared to operating profit of $393,066 for the nine months ended January 31, 2006.

Aircraft Acquisitions and Sales: There was no activity for the nine months ended January 31, 2007 compared to the acquisition of four aircraft during the nine months ended January 31, 2006. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales were $1,996,512 for the nine months ended January 31, 2007 compared to $2,042,556 in the comparable period of the preceding year, a decrease of 2.3%. Operating loss for the nine months ended January 31, 2007 was $54,550 compared to an operating profit of $739,786 for the nine months ended January 31, 2006, a change of $794,336. The decrease in operating profit is related to additional material cost, material spoilage, additional labor requirements and rework labor costs on a major build-to-print contract. Further operating losses from this contract may be experienced in fiscal 2008.

We expect this business segment to grow in future years as more defense classic aviation products are upgraded with modern gun control equipment. In addition we expect new fuel system protection devices like the TSD and GFI to be required as the focus on aviation becomes more intense.

Services - SCADA Systems and Monitoring Services: Revenue increased from $1,050,582 for the nine months ended January 31, 2006 to $1,777,651 for the nine months ended January 31, 2007, an increase of 69%. During the nine months ended January 31, 2007 we maintained a relatively level volume of long-term contracts with municipalities. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. Our contract with one of our largest customers has been renewed through fiscal 2008. We had an operating profit of $443,561 in Monitoring Services for the nine months ended January 31, 2007, compared to $238,880 for the nine months ended January 31, 2006.

Gaming: Revenues from management services related to gaming increased for the nine months ended January 31, 2007. This increase is related to the approval of Class III casino gaming in Oklahoma.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of gaming establishments and engineering services. Flight and engineering services are also provided. Management consulting and professional fees were $248,563 for the nine months ended January 31, 2007 and $1,963,597 for the nine months ended January 31, 2006, a decrease of 87.3%. We completed construction projects in fiscal 2006 that accounted for approximately $1,552,000 of this decrease.

Selling, General and Administrative (SG&A): Expenses were $2,723,420 or 25% of revenues for the nine months ended January 31, 2007. Business overhead expenses were maintained at relatively the same level as last year.

Other Income (Expense): Other expenses increased from $340,817 in the nine months ended January 31, 2006 to $366,318 for the nine months ended January 31, 2007. The additional interest expenses of $55,515 were a combination of increased interest rates and additional borrowings.

Earnings: Our net income for the prior nine months period ended January 31, 2006 was $350,166. Our net income for the current nine months ended January 31, 2007 was $190,412.

Employees: We employed 93 at January 31, 2007 and 80 at January 31, 2006.

THIRD QUARTER FISCAL 2007 COMPARED TO THIRD QUARTER FISCAL 2006

Our sales for the three months ended January 31, 2007 were $3,343,630, an increase of 8.9% from the three months ended January 31, 2006 with sales of $3,071,301. Our operating profit for the three months ended January 31, 2007 was $27,931, compared to $201,173 for the three months ended January 31, 2006.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from Aircraft Modifications including modified aircraft decreased $194,872 (11.4%) from $1,705,395 in the third quarter of fiscal year 2006 to $1,510,523 in the current quarter of fiscal 2007. Revenues from non RVSM modification services decreased $115,789 or 9.3% in the third quarter of fiscal 2007. RVSM revenues decreased by 16.8% in the third quarter of fiscal 2007, compared to the third quarter of fiscal 2006.

We believe we will sell and install approximately an additional 50 to 100 Lear 20 & 30 series RVSM kits during the next few years. In addition to the RVSM sales, we expect to experience some increase in our base modification sales. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership positively impacts our aircraft modification revenues. Although we cannot anticipate the future we must always consider the negative impact of items such as the 9-11 event, increases in fuel prices and general economic downturns.

Considerable time was spent on additions to the RVSM STC and certification of special mission STC's for our modification customers. These events reallocated used capacity and reduced RVSM completions. The modifications segment had an operating profit of $141,642 for the three months ended January 31, 2007 compared to operating profit of $42,262 for the three months ended January 31, 2006.

Aircraft Acquisitions and Sales: There was no activity for the three months ended January 31, 2007. We acquired one aircraft during the three months ended January 31, 2006. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales were $620,858 for the three months ended January 31, 2007 compared to $558,529 in the comparable period of the preceding year, an increase of 11.2%. Operating loss for the three months ended January 31, 2007 was $83,904 compared to an operating profit of $242,779 for the three months ended January 31, 2006, a change of $326,683. The decrease in operating profit is related to additional material cost, material spoilage, additional labor requirements and rework labor costs on a major build-to-print contract. Further operating losses from this contract may be experienced in fiscal 2008.

We expect this business segment to grow in future years as more defense classic aviation products are upgraded with modern gun control equipment. In addition we expect new fuel system protection devices like the TSD and GFI to be required as the focus on aviation becomes more intense.

Services - SCADA Systems and Monitoring Services: Revenue increased from $357,082 for the three months ended January 31, 2006 to $716,923 for the three months ended January 31, 2007, an increase of 100%. During the three months ended January 31, 2007 we maintained a relatively level volume of long-term contracts with municipalities. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. Our contract with one of our largest customers has been renewed through fiscal 2008. We had an operating profit of $151,011 in Monitoring Services for the three months ended January 31, 2007, compared to $64,095 for the three months ended January 31, 2006.

Gaming: Revenues from management services related to gaming increased for the three months ended January 31, 2007. This increase is related to the approval of Class III casino gaming in Oklahoma.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of gaming establishments and engineering services. Flight and engineering services are also provided. Management consulting and professional fees were $83,054 for the three months ended January 31, 2007 and $133,683 for the three months ended January 31, 2006, a decrease of 38%.

Other Income (Expense): Other expenses increased from $124,421 in the three months ended January 31, 2006 to $139,597 for the three months ended January 31, 2007. The additional interest expense was a result of increased interest rates and borrowings.

Earnings: Our net income for the prior three months period ended January 31, 2006 was $37,495. Our net loss for the current three months ended January 31, 2007 was $119,522.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2007 and beyond.

We do not, as of January 31, 2007, have any material commitments for other capital expenditures other than the terms of the Indian gaming Management Agreements should any additional casinos materialize. We will need additional funds to complete our planned Indian gaming opportunities. We will use current cash available as well as additional funds, for the start up and construction of gaming facilities. We anticipate initially obtaining these funds from internally generated working capital and borrowings.

Analysis and Discussion of Cash Flow

The increase of $600,000 in cash can generally be attributed to the following. We received a customer deposit of $513,000 for work to be completed in the quarter ending April 30, 2007. Net income contributed $190,000 while inventory use contributed an additional $494,000. We had additional borrowings of over $700,000 of which we used to finance construction projects in Junction City. STC certifications accounted for and additional $438,000.

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

Long-lived assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. We determined that as of January 31, 2007, there had been no impairment in the carrying value of long-lived assets.

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

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at January 31, 2007 and January 31, 2006. We believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. We believe it is necessary to establish reserves against the advances due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with Tribal casinos and consist of the purchase of land and land improvements related to the development of Indian Gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

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
BUTLER NATIONAL CORPORATION (Registrant)
March 16, 2007 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
March 16, 2007 Date	/S/ Angela D. Shinabargar Angela D. Shinabargar (Chief Financial Officer)