Form 10-K
period 2007-04-30
BUTLER NATIONAL CORP
filed 2007-07-18
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One) [X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended April 30, 2007 or
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
Yes [ ] No [X]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a non-accelerated filer. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company. Yes [ ] No [X]

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity of the Registrant was approximately $16,876,481 at July 2, 2007, when the average bid and asked prices of such stock was $0.40.

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 2, 2007, was 53,812,469 shares.
DOCUMENTS INCORPORATED BY REFERENCE: NONE
This Form 10-K consists of 68 pages (including exhibits). The index to exhibits is set forth on pages 35-37.
PART I
Item 1. BUSINESS
Forward Looking Information

The information set forth below includes "forward-looking" information and is subject to the Risk Factors as outlined in the Private Securities Litigation Reform Act of 1995. The Risk Factors listed under Item 1A of this Form 10-K , and the Cautionary Statements, filed by us as Exhibit 99 to this Form 10-K, are incorporated herein by reference, and you are specifically referred to such Risk Factors and Cautionary Statements for a discussion of factors which could affect our operations and forward-looking statements contained herein.

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

Avionics - principally includes the manufacture, sale, and service of airborne electronic switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90, and the KC-10 aircraft, Transient Suppression Devices (TSDs) for fuel tank protection on Boeing Classic 737 and 747 aircraft, and other Classic aircraft using a capacitance fuel quantity indicating system ("FQIS"), airborne electronics upgrades for classic weapon control systems used on military aircraft and vehicles, and consulting services with airlines and equipment manufacturers regarding fuel system safety requirements. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona and the services through Butler National Corporation - Olathe, Kansas ("Avionics", "Classic Aviation Products", "Safety Products", or "Switching Units").

Aircraft - Acquisition, Modification and Sales - Our subsidiary, Butler National, Inc., purchases airplanes, principally Learjets, modifies the planes and sells the planes directly to customers or receives a broker fee for placing an airplane with a customer. Also, the Company-owned aircraft are sometimes used to prove the design, testing, and compliance of STC modifications during the FAA approval process.

Services - SCADA (Supervisory Control and Data Acquisition) Systems and Monitoring Services - principally includes the monitoring and related repair services of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector. We provide these services through our subsidiary, Butler National Services, Inc. ("Monitoring Services" or "BNS").

Corporate / Professional Services - provides as a management service licensed architectural services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design. We have expanded this segment to include aviation-related engineering consulting services and operate as the Butler National Aircraft Certification Center ("BNACC").

Gaming - principally includes business management services and advances to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. We provide these management services and advances through our subsidiary, Butler National Service Corporation ("Management Services", "Gaming" or "BNSC").

Assets as of April 30, 2007 and Net Revenues for the year ended April 30, 2007.
	Industry Segment	Assets	Revenue
	Aircraft Modifications	27.4%	45.6%
	Aircraft	25.1%	0.0%
	Avionics	23.1%	24.1%
	Gaming	9.7%	11.4%
	Monitoring Services	1.8%	16.4%
	Corporate / Professional Services	12.9%	2.5%
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

Licensing and Regulation under Federal Indian Law: Before commencing gaming operations (Class II or Class III) on Indian Land, we must obtain the approval of various regulatory entities. Gaming on Indian land is extensively regulated by Federal, State, and Tribal governments and authorities. Regulatory changes could limit or otherwise materially affect the types of gaming that may be conducted on Indian Land. All aspects of our proposed business operations on Indian Lands are subject to approval, regulation, and oversight by the Bureau of Indian Affairs ("BIA"), the Secretary of the United States Department of the Interior ("Secretary"), and the National Indian Gaming Commission ("NIGC"). Our management of Class III gaming operations is also subject to approval of a Class III Gaming Compact between the Indian Tribe and the respective state. Failure to comply with applicable laws or regulations, whether Federal, State or Tribal, could result in, among other things, the termination of any management agreements which would have a material adverse effect on us. Management agreement terms are also regulated by the Indian Gaming Regulatory Act ("IGRA"), which restricts initial terms to five years and management fees to 30% of the net profits of the casino, except in certain circumstances where the term may be extended to seven years and the management fee increased to 40%. Management agreements with Indian Tribes will not be approved by the NIGC unless, among other things, background checks of the directors and officers of the manager and its ten largest holders of capital stock have been satisfactorily completed. We will also be required to comply with background checks as specified in Tribal-State Compacts before we can manage gaming operations on Indian land. Background checks by the NIGC may take up to 180 days and may be extended to 270 days. There can be no assurance that we would continue to be successful in obtaining the necessary regulatory approvals for our management of proposed gaming operations on a timely basis, or at all.

Licensing and Regulation under State Law: Our present and future stockholders are and will continue to be subject to review by regulatory agencies. Gaming licenses may be required in connection with our proposed management of a State of Kansas owned Lottery Gaming Facility (a casino) and/or a Class III Indian casino on Indian land within the territorial boundaries of the State of Kansas. Our management personnel, Butler National and/or the managing subsidiaries, the key personnel of all entities, and if applicable the appropriate Indian Tribe may be required to have gaming licenses for Class III gaming and/or a Lottery Gaming Facility gaming licenses in the respective state prior to conducting operations. The failure of the Company or the key personnel to obtain or retain a state license could have a material adverse effect on the Company or on its ability to obtain or retain Class III licenses in other jurisdictions. Each such State Gaming Agency has broad discretion in granting, renewing and revoking licenses. Obtaining such licenses and approvals will be time consuming and cannot be assured.

The State of Kansas has approved state owned Lottery Gaming Facilities, pari-mutuel dog and/or horse racing for non-Indian organizations. The State of Kansas operates a state lottery, keno games, and plans to operate state owned Lottery Gaming Facilities for the benefit of the State. The Lottery Gaming Facility management contract approval process requires that any entity or person owning one-half of one percent (0.5%) of the ownership interest of the management company must be found suitable to be an owner by the State of Kansas. Our subsidiary, Butler National Service Corporation, is planned to be the applicant. However, the State of Kansas has the right to require a finding of suitability for any individuals or entity associated with Butler National Corporation as the parent of Butler National Service Corporation.

There is no assurance that a Lottery Gaming Facility management contract and/or the required state licenses will be awarded to us. If a Lottery Gaming Facility management contract is not awarded to us, there could be a material adverse effect on our plans to manage a state owned casino in Kansas. There is no assurance that a Tribal/State Compact between the Tribes and the State of Kansas can be completed. If the Compact is not approved, there could be a material adverse effect on our plans for management of Class III gaming on Indian lands within the territorial boundaries of Kansas.

As a condition to obtaining and maintaining our Oklahoma Class III license or any other Class III license, we must submit detailed financial and other reports to the Indian Tribe and the respective federal and state regulatory Agencies ("the Agency"). Any person owning or acquiring 5% or more of the Common Stock of the Company must be found suitable by one or more of the agencies or the Indian Tribes ("the Interest"). Any Agency has the authority to require a finding of suitability with respect to any stockholder regardless of the percentage of ownership.

If found unsuitable by any Agency or the Indian Tribe, the stockholder must offer all of the Ownership Interest in Company stock held by such stockholder to the Company for cash at the current market bid price less a fifteen percent (15%) administrative charge and the Company must purchase such Interest within six months of the offer. The stockholder is required to pay all costs of investigation with respect to a determination of his/her suitability. In addition, regardless of ownership, each member of the board of directors and certain officers of the Company are subject to a finding of suitability by any Agency and the Indian Tribe.

Financial Information about Industry Segments
Information with respect to our industry segments are found at Note 10 of Notes to Consolidated Financial Statements for the year ended April 30, 2007.
Narrative Description of Business Aircraft Modifications

Avcon modifies business-type aircraft in Newton, Kansas. The modifications include aircraft conversion from passenger to freighter configuration, addition of aerial photography capability, stability enhancing modifications for Learjets, and other special mission modifications. Avcon offers avionics, aerodynamic, and stability improvement products for selected business jet aircraft. Avcon makes these modifications to customer-owned aircraft and Company owned aircraft for resale.

Sales of the Aircraft Modifications products are handled directly through Avcon. Specialty modifications are quoted individually by job. We are geographically located in the Wichita, Kansas area, the marketplace for Aircraft Modifications products. We believe there are two primary competitors (AAR of Oklahoma, and Raisbeck Engineering) in the industry in which the Aircraft Modifications division participates.

The Aircraft Modifications business derives its ability to modify aircraft from the authority granted to it by the Federal Aviation Administration ("FAA"). The FAA grants this authority by issuing a Supplemental Type Certificate ("STC") after a detailed review of the design, engineering, and functional documentation, and demonstrated flight evaluation of the modified aircraft. The STC authorizes Avcon to build the required parts and assemblies under FAA Parts Manufacturing Authority ("PMA"), and to make the installations on applicable aircraft.

Avcon owns more than 250 STCs. When the STC is applicable to a multiple number of aircraft it is categorized as a Multiple-Use STC. These Multiple-Use STCs are considered a major asset of the Company. Some of the Multiple-Use STCs include Reduced Vertical Separation Minimums (RVSM), Beechcraft Cargo Door, Beechcraft Extended Door, Learjet AVCON FINS, Learjet Extended Tip Fuel Tanks, Learjet Weight Increase Package, Dassault Falcon 20 Cargo Door, and many special mission modifications.

On May 3, 1996, Avcon received approval from the Federal Aviation Administration for a Multiple-Use Supplemental Type Certificate ("STC") (no. ST00432WI) of its AVCON FIN Modification for installation on Learjet Model 35 and 36 Aircraft. FAA pilots thoroughly evaluated the test aircraft, and determined that the fins substantially increase the aerodynamic stability in all flight conditions. The AVCON FIN STC eliminates the operational requirement for Yaw Dampers which are otherwise required in both Learjet models to control adverse yaw tendencies in certain flight conditions, particularly during approach and landing. Learjets equipped with AVCON FINS exhibit the same aerodynamic stability and improved operating efficiency offered on newer Learjet models, while maintaining the outstanding range, speed, and load-carrying capabilities that made the Learjet Models 35 and 36 among the most popular Business Jets ever produced. Mounted like the feathers of an arrow on the rear of the aircraft, Learjets equipped with AVCON FINS have a look much the same as the current production aircraft. This modification will give the Learjets produced in the 1970's and 1980's the look of the 21st century.

During fiscal year 2002, Avcon made an application to the FAA for the approval of a Multiple-Use STC for the Learjet 20 RX Modification project (including the fins, weight increase, and tip tank extensions) for the Learjet Model 24 and 25 aircraft. The initial fin STC for the 20 Series is expected in the fall of 2007.

Effective January 2005, the FAA required that all aircraft operating between 29,000 and 41,000 feet within the United States air space be RVSM compliant. RVSM stands for Reduced Vertical Separation Minimums and means that now aircraft are separated by 1,000 feet vertically instead of the prior 2,000 feet.

During fiscal year 2003, Avcon made an application to the FAA for the approval of the Learjet 20 RVSM MOD (including dual pitot tubes, dual digital altimeters, dual air data computers, autopilot refinements, and a standby altimeter) for the Learjet 20 series aircraft.

In April 2004, the FAA issued a Learjet 20 Series RVSM Group Approval to Avcon for its Supplemental Type Certificate Number ST01195WI. This is a joint development project with Bizjet of Tulsa, Oklahoma. Avcon supplies RVSM kits to Bizjet as part of the RVSM joint development project.

During fiscal 2007, Avcon received FAA approval to add the Learjet 30 Series RVSM upgrade modification (including dual pitot tubes, dual digital altimeters, dual air data computers, autopilot refinements, and a standby altimeter) to STC ST01195WI.

Avcon operates an FAA Authorized Repair Station. The focus of this repair station includes the Learjet model 20 and 30 series, Beechcraft King Air, Cessna turbine engine, Cessna multi-engine piston, and Dassault Falcon 20 aircraft. The Repair Station is a convenience for our customers bringing aircraft to us for modification and maintenance. We also use the repair station for maintenance of aircraft purchased for modification and resale.

Aircraft - Acquisition, Modification and Sales

We actively purchase airplanes, through our subsidiary Butler National, Inc., principally Learjets. Avcon modifies these planes and then we sell them directly to customers or to brokers. Company owned aircraft are sometimes used to prove the design of the STC modifications during the FAA approval process.

In fiscal 2006, we purchased three Learjet aircraft. In November 2004 a Learjet 25 was sold for $424,000. We sold a Learjet in fiscal 1999 for $2,100,000 and another in fiscal 2002 for $1,425,000. Butler National, Inc. is currently searching for quality Learjet 20 and 30 series aircraft for modification and resale. We continue to evaluate the benefits of leasing our aircraft inventory.

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

Butler National Corporation - Tempe, Arizona, manufactures and repairs airborne switching systems for Boeing McDonnell Douglas and their customers. Switching Units are used to switch the presentation to the flight crew from one radio system to another, from one navigational system to another, and to switch instruments in the aircraft from one set to another. The Switching Units were designed and have been manufactured since the 1960's to meet Boeing McDonnell Douglas and FAA requirements. Most Boeing McDonnell Douglas commercial aircraft are equipped with one or more Butler National Switching Units.

Marketing is accomplished directly with Boeing McDonnell Douglas. Competition is minimal. However, sales are directly related to the production of Boeing McDonnell Douglas DC-9, DC-10, DC9/80, MD-80, MD-90, MD-11, and KC-10 tanker aircraft. Avionics provides new replacement units and overhaul service directly to the major airlines using the aircraft manufactured by McDonnell Douglas.

We have in the ordinary course of business received purchase orders from the commercial airlines and aircraft avionics upgrade suppliers for products with scheduled shipment dates into fiscal year 2008. However, should these customers financially reorganize or for some other reason not accept shipment against these orders, we could suffer significant loss of revenue in the avionics division.

Defense Contracting and Electronics: We supply defense and commercial aviation products to the various agencies of the Department of Defense and the Federal Aviation Administration.  We sell these products directly to the United States and/or to other Department of State approved governments, government contractors, and suppliers.

Engineering design and specialized manufacturing solutions are provided to maintain and update classic military and commercial aviation systems.  In general, we provide our customers the opportunity to update or extend the useful life of products with older components and technology. These products include Gun Control Units (GCU) for the Apache Helicopter and other weapon products, including the Hangfire Override Modules (HOM) for all Boeing derived Chain-Gun® cannons, and various weapon-related firing controls, cabling, and test equipment. We have upgraded the design of the GCU and expect to expand sales of the Butler National upgraded units to maintain the Apache fleet and other military aircraft. We have firm sales orders for these products that sometimes have delivery dates more than one year into the future.

Boeing 747 Classic Aircraft: We worked with Honeywell to design the Butler National Transient Suppression Device ("TSD"). The TSD is approved and certified by the Federal Aviation Administration ("FAA") under STC number ST00846SE and is owned, manufactured, and marketed by us. We sell TSDs to owners and/or operators of Boeing 747 Classic aircraft with a Honeywell Fuel Quantity Indicating System ("FQIS"). The TSD is one solution to the requirements of AD 98-20-40 issued by the FAA to protect the aircraft fuel tanks from hazardous energy levels introduced through the wiring of the FQIS. As a result of the TWA 800 accident in July 1996, the industry had until November 3, 2001 to comply with AD 98-20-40. All aircraft returned to service after that date must be in compliance.

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

Gaming

BNSC is engaged in the business of providing management services to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. We have three management agreements; however, the performance of these agreements is contingent upon, and subject to approval by the Secretary of Interior, Bureau of Indian Affairs, National Indian Gaming Commission, and the appropriate state, if required. Also, we have signed consulting engagement letters with two tribes to study and develop plans for Indian gaming.

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

The management consulting engagement letters provide for advances of funds to the Indian tribes by BNSC for professional services, fees, licenses, travel, administrative costs, documentation, procedure manuals, purchases of property, equipment, and other costs related to the approval and opening of an establishment. These advances are considered to be a receivable from the Tribe and to be repaid by the Tribe from the funding to open the enterprise. The ability to collect these advances depends upon the opening of a gaming establishment or by the liquidation of acquired property. If the collection and/or liquidation efforts are not successful, BNSC may suffer a significant loss of asset value.

Butler National Service Corporation is in the process of obtaining the required licenses for the opening and operation of its potential gaming establishments. BNSC follows the law and regulations of the Indian Gaming Regulatory Act of 1988 and the state laws as they may apply.

Princess Maria Casino: We have a Management Agreement with the Miami Tribe to provide management services. On July 9, 1992, the Tribe requested a compact with the State of Kansas for Class III Indian gaming, on Indian land, known as the Maria Christiana Miami Reserve No. 35, located in Miami County, Kansas. Under the Management Agreement, as approved by the NIGC on January 7, 2000, the Company, as manager, is to receive a 30% share of the profits during the five year term and reimbursement of development costs. We purchased and currently own an additional 160 acres contiguous to the Indian land providing access.

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

On June 25, 2002, the question in the case was remanded to the NIGC for further review. All of the defendants believe the determination of Indian land is a power reserved for the United States by the Constitution of the United States. The NIGC has not made a further determination on the question. The Miami Tribe expects to eventually receive a favorable determination.

The total advances and investment related to the Princess Maria at April 30, 2007, were $888,802. This amount is net of a reserve of $1,413,511.

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

We are providing consulting and construction management services in the development of the facility and manage the joint-venture operation for the tribes. The Stables facility was expanded in April 2002 to approximately 30,000 square feet and is located directly south of the Modoc Tribal Headquarters building in Miami, Oklahoma. The complex contains Class III off-track betting windows, Class III gaming machines, Class III table games, Class III bingo machines, a bar, and a restaurant. Our Management Agreement was approved by the NIGC on January 14, 1997. The Oklahoma Class III compact for off-track betting was approved in 1996 and the Oklahoma Class III compact for full casino gaming was approved June 1, 2005. The Miami and the Modoc Tribes have agreed to amend the agreement to extend the expiration date through September 2013 and to maintain the management fee at 20% of the profits. At the end of the initial contract term, the Stables had fully paid all advances by Butler National related to the construction of the Stables. The amendment to the agreement was approved by the NIGC.

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

The total advances and investment related to Shawnee Reserve No. 206 at April 30, 2007, was $805,248. This amount is net of a reserve of $1,049,222.

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

The total advances and investment related to the Modoc Tribe at April 30, 2007, was $112,501. This amount is net of a reserve of $373,271.

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

Kansas Owned Gaming (KOG): In March of 2007 Kansas passed Senate Bill 66 for state-owned gaming in Kansas. The bill provides for state-owned casinos in at least four locations across Kansas. These locations include Ford County, Wyandotte County, Crawford or Cherokee County, and Sedgwick or Sumner County. State sponsored studies report that the implementation of this legislation could result in approximately $200 million annually to the State of Kansas.

This positive action by the Kansas Legislature could provide substantial tourism revenue especially in destinations like historic Boot Hill in Ford County and the booming economic development in Western Wyandotte County.

On March 15, 2007, Boot Hill Gaming, representing Dodge City, Kansas announced that Butler National Service Corporation of Olathe, Kansas had been selected to make application to the State of Kansas to be the casino manager for the Boot Hill Destination Casino. Butler National has been assisting Dodge City and Boot Hill Gaming with research, development plans, financial projections, design, and promotion of a Destination Casino at Dodge City with an All-Kansas Team.

Boot Hill Gaming, Inc. is a Dodge City community organization consisting of community volunteers of City of Dodge City, Ford County, Kansas, and many volunteer citizen support groups with the purpose of assembling an All-Kansas Team to develop a gaming establishment to enhance and recreate the world famous 1870's experience at a historic Boot Hill Destination in Dodge City.

There is no assurance that Butler National will be awarded a contract to manage a state-owned facility for Kansas. Senate Bill 66 provides for a fairly complex applicant review and selection process by the State of Kansas. Butler National plans to use its best efforts to acquire rights to manage a gaming facility on behalf of the State of Kansas.

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

Corporate

Corporate / Professional Services: We provide licensed architectural services through BCS Design, Inc. These services include commercial and industrial building design. We have expanded this segment to include aviation-related engineering consulting services and operate as the Butler National Aircraft Certification Center.

Through BCS Design, Inc. we are developing, for sale, single family housing units in Junction City, Kansas. The city is adjacent to the U.S. Army post at Fort Riley, Kansas. Construction started on eight units in July 2006. At April 30, 2007 the eight townhouse units were over 80% completed. Land has been purchased for an additional thirteen units. The estimated selling price for these units is $150,000 to $180,000.

Patents and Trademarks: We have no patents, trademarks, licenses, franchises, or concessions that need to be held to do business other than the FAA, PMA, and Repair Station licenses. We maintain certain airframe alteration certificates, commonly referred to as Supplemental Type Certificates ("STC's"), issued to us by the FAA, for the Aircraft Modification and Avionics businesses. The STC, PMA, and Repair Station licenses are not patents or trademarks. The FAA will issue an STC to anyone, provided that the person or entity documents and demonstrates to the FAA that a change to an aircraft configuration does not endanger the safety of flight. The PMA and Repair Station licenses are available to any person or entity, provided that the person or entity maintains the appropriate documentation and follows the appropriate manufacturing, repair and/or service procedures. The FAA requires the aircraft owner to have the STC document in the aircraft log after each modification is complete.

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

Backlog: Our backlog as of April 30, 2007, 2006, and 2005, was as follows:

Industry Segment	2007	2006	2005
Aircraft Modifications	$ 6,340,304	$ 6,895,089	$ 5,198,989
Avionics	5,197,103	5,158,585	2,677,343
Services - Monitoring Services	2,443,065	1,160,440	1,115,340
Corporate / Professional Services	262,361	1,351,696	2,260,177
	--------------	--------------	--------------
Total backlog	$14,242,833	$14,565,810	$11,251,849

Our backlog as of July 2, 2007 totaled $11,791,645; consisting of $5,037,895, $4,374,679, $2,226,710, and $152,361 respectively, for Aircraft Modifications, Avionics, Monitoring Services, and Corporate / Professional Services The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. The backlog includes orders to be delivered after fiscal year 2008 in the amount of $2,609,388. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.

Employees: We employed 88 employees on April 30, 2007 compared to 82 employees on April 30, 2006, and 94 employees on April 30, 2005. As of July 2, 2007, 87 people were employed. None of our employees are subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and Export Sales: Information with respect to Domestic Operations may be found at Note 10 of Notes to Consolidated Financial Statements. International sales are made through authorized installation centers and direct to foreign customers to be completed and included in domestic operations. The export sales consisted of approximately $677,109 in 2007, $973,000 in 2006, and $140,000 in 2005.

Item 1A. RISK FACTORS

Factors That May Affect Future Results of Operations, Financial Condition or Business: Statements made in this report, the Annual Report on Form 10-K the Annual Report to Stockholders in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

General Governmental Regulations of Financial Reporting: The Company reports information to its stockholders and the general public pursuant to the regulations of various Federal and State Commissions and Agencies. These regulations require conformance by the Company to Generally Accepted Accounting Principles, to pronouncements of the Financial Accounting Standards Board, and to accounting and reporting directives issued by the commissions and agencies. The political and regulatory environment in which the Company is operating is dynamic and rapidly changing. Adoption and/or changes in regulations defining accounting procedures or reporting requirements could have a materially adverse effect on the Company. The Company depends upon the financial institutions and capital markets for financing to continue operations and to finance and develop new opportunities.

General Governmental Regulation of Gaming: Operations - The Company's approved and proposed gaming management operations are and will be subject to extensive gaming laws and regulations, many of which were recently adopted and have not been the subject of definitive interpretations and are still subject to proposed amendments and regulation. The political and regulatory environment in which the Company is and will be operating, with respect to gaming activities on both non-Indian and Indian land, is dynamic and rapidly changing. Adoption and/or changes in gaming laws and regulations could have a materially adverse effect on the Company. Interference with the execution of the steps defined by the gaming laws and regulations by interested third parties, although not included by the regulations, may significantly slow the approval process.

Fuel and Energy Costs: Our business depends on use of the aircraft for business transportation, freight transportation, and many special mission applications. Should our customers be unable to purchase fuel and energy and/or be unable to pass on disproportionate costs to their customers, the use of business and military aircraft by our customers may be curtailed. The value of the aircraft related assets would decrease and the revenues related to the aircraft equipment and modifications would decrease. These events could have a material adverse effect on our Company.

Key Personnel: The Company's inability to retain key personnel may be critical to the Company's ability to achieve its objectives. Key personnel are particularly important in maintaining relationships with Indian Tribes and with the operations licensed by the FAA. Loss of any such personnel could have a materially adverse effect on the Company.

We are highly dependent upon our CEO and President, qualified executives, key electrical, mechanical, and structural engineers, technical staff, sales and marketing representatives, financial and administrative staff and production personnel. The loss of these key persons, whose knowledge, leadership and technical expertise upon which we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of these key persons, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to attract and retain experienced professional staff. We entered into an employment agreement with our CEO; however, we do not maintain key person insurance on any of these key persons. If we were to lose the services of these key persons, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable replacements.

Competition: Increased competition, including the entry of new competitors, the introduction of new products by new and existing competitors, or price competition, could have a materially adverse effect on the Company. Additionally, because of the rapid rate at which the gaming industry has expanded, and continues to expand, the gaming industry may be at risk of market saturation, both as to specific areas and generally. Overbuilding of gaming facilities at particular sites chosen by the Company may have a material adverse effect on the Company's ability to compete and on the Company's operations.

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

Administrative Expenditures: Higher service, administrative, additional regulatory requirements, or general expenses occasioned by the need for additional legal, consulting, advertising, marketing, or administrative expenditures may decrease income to be recognized by the Company.

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

In addition, some provisions of our Articles of Incorporation and Bylaws could make it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. This includes, but is not limited to, provisions that: provide for a classified board of directors, prohibit stockholders from taking action by written consent, and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Kansas law that prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met, which could have the effect of delaying or preventing a change of control.

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

Licensing and Regulation under Federal Indian Law: Before commencing gaming operations (Class II or Class III) on Indian Land, we must obtain the approval of various regulatory entities. Gaming on Indian land is extensively regulated by Federal, State, and Tribal governments and authorities. Regulatory changes could limit or otherwise materially affect the types of gaming that may be conducted on Indian Land. All aspects of our proposed business operations on Indian Lands are subject to approval, regulation, and oversight by the Bureau of Indian Affairs ("BIA"), the Secretary of the United States Department of the Interior ("Secretary"), and the National Indian Gaming Commission ("NIGC"). Our management of Class III gaming operations is also subject to approval of a Class III Gaming Compact between the Indian Tribe and the respective state. Failure to comply with applicable laws or regulations, whether Federal, State or Tribal, could result in, among other things, the termination of any management agreements which would have a material adverse effect on us. Management agreement terms are also regulated by the Indian Gaming Regulatory Act ("IGRA"), which restricts initial terms to five years and management fees to 30% of the net profits of the casino, except in certain circumstances where the term may be extended to seven years and the management fee increased to 40%. Management agreements with Indian Tribes will not be approved by the NIGC unless, among other things, background checks of the directors and officers of the manager and its ten largest holders of capital stock have been satisfactorily completed. We will also be required to comply with background checks as specified in Tribal-State Compacts before we can manage gaming operations on Indian land. Background checks by the NIGC may take up to 180 days and may be extended to 270 days. There can be no assurance that we would continue to be successful in obtaining the necessary regulatory approvals for our proposed gaming operations on a timely basis, or at all.

Licensing and Regulation under State Law: Our present and future stockholders are and will continue to be subject to review by regulatory agencies. Gaming licenses may be required in connection with our proposed management of a State of Kansas owned Lottery Gaming Facility (a casino) and/or a Class III Indian casino on Indian land within the territorial boundaries of the State of Kansas. Our management personnel, Butler National and/or the managing subsidiaries, the key personnel of all entities and if applicable the appropriate Indian Tribe may be required to have gaming licenses for Class III gaming and/or a Lottery Gaming Facility gaming licenses in the respective state prior to conducting operations. The failure of the Company or the key personnel to obtain or retain a license could have a material adverse effect on the Company or on its ability to obtain or retain Class III licenses in other jurisdictions. Each such State Gaming Agency has broad discretion in granting, renewing, and revoking licenses. Obtaining such licenses and approvals will be time consuming and cannot be assured.

The State of Kansas has approved state owned Lottery Gaming Facilities, pari-mutuel dog and/or horse racing for non-Indian organizations. The State of Kansas operates a state lottery, keno games, and plans to operate state owned Lottery Gaming Facilities for the benefit of the State. The Lottery Gaming Facility management contract approval process requires that any entity or person owning one-half of one percent (0.5%) of the ownership interest of the management company must be found suitable to be an owner by the State of Kansas. Our subsidiary, Butler National Service Corporation, is planned to be the applicant. However, the State of Kansas has the right to require a finding of suitability for any individuals or entity associated with Butler National Corporation as the parent of Butler National Service Corporation.

There is no assurance that a Lottery Gaming Facility management contract and/or the required state licenses will be awarded to us. If a Lottery Gaming Facility management contract is not awarded to us, there could be a material adverse effect on our plans to manage a state owned casino in Kansas. There is no assurance that a Tribal/State Compact between the Tribes and the State of Kansas can be completed. If the Compact is not approved, there could be a material adverse effect on our plans for management of Class III gaming on Indian lands within the territorial boundaries of Kansas.

As a condition to obtaining and maintaining our Oklahoma Class III license or any other Class III license, we must submit detailed financial and other reports to the Indian Tribe and the respective federal and state regulatory Agencies ("the Agency"). Any person owning or acquiring 5% or more of the Common Stock of the Company must be found suitable by one or more of the agencies or the Indian Tribes ("the Interest"). Any Agency has the authority to require a finding of suitability with respect to any stockholder regardless of the percentage of ownership. If found unsuitable by any Agency or the Indian Tribe, the stockholder must offer all of the Ownership Interest in Company stock held by such stockholder to the Company for cash at the current market bid price less a fifteen percent (15%) administrative charge and the Company must purchase such Interest within ten days of the offer. The stockholder is required to pay all costs of investigation with respect to a determination of his/her suitability. In addition, regardless of ownership, each member of the board of directors and certain officers of the Company are subject to a finding of suitability by any Agency and the Indian Tribe.

Item 2. PROPERTIES

Our corporate headquarters are located in a 9,000 square foot owned facility for office and storage space at 19920 West 161st Street, in Olathe, Kansas.

Our Company's Aircraft Modifications Division is located at 714 North Oliver Road, Newton, Kansas, in a 45,000 square foot leased facility of hangar and office space at the municipal airport in Newton, Kansas, at an annual rent of approximately $148,400.

Butler National Aircraft Certification Center is located at One Aero Plaza, New Century, Kansas in a 1,000 square foot plus three hangar spaces leased facility at the New Century Airport in New Century, Kansas, at an annual rent of approximately $48,740.

Butler National Services, Inc. has its principal offices at 2772 NW 31st Ave, Ft. Lauderdale, Florida at an annual rent of approximately $36,800.

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

The question in the case has been remanded to the NIGC for further review. The BIA has issued a negative opinion concerning jurisdiction over the land. An interim lawsuit was filed to protect rights related to the opinion and the federal court of appeals dismissed the lawsuit as premature. The NIGC has not made a further determination on the question. The Miami Tribe expects to eventually receive a favorable determination. We cannot reliably predict the outcome of the case.

Our subsidiary, Avcon Industries, received a complaint from the Kansas Human Rights Commission filed by a former employee alleging that he was involved in a work-related injury and further alleging he was terminated from his employment because of his race, age, and alleged disability. Avcon denies that the employee was dismissed and the allegations. Avcon will vigorously defend against the allegations. We cannot reliably predict the outcome of this dispute.

Our subsidiary, BCS Design Inc. has asserted claims against Poole Leasing Solutions, LLC for breaches of contract related to BCS design and construction of an office building. Poole contends it is entitled to withhold the payments that are past due to BCS in the amount of $21,178.74. The Poole's have demanded Arbitration and alleged damages of approximately $431,000.00. BCS is vigorously defending the Poole claims. We are not able at this time to reliably predict the outcome of the dispute.

As of July 2, 2007, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
We did not submit any matter to a vote of our stockholders during the fourth quarter of fiscal 2007.
PART II
Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
COMMON STOCK (BUKS):

(a) Market Information: We were initially listed in the national over-the-counter market in 1969, under the symbol "BUTL." Effective June 8, 1992, the symbol was changed to 'BLNL.' On February 24, 1994, we were listed on the NASDAQ Small Cap Market under the symbol "BUKS." Our common stock was delisted from the small cap category effective January 20, 1999 and is now quoted in the over-the-counter (OTCBB) category. Approximately eighteen (18) market makers offer and trade the stock.

The range of the high and low bid prices per share of the our common stock, for fiscal years 2007 and 2006, as reported by NASDAQ, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2007		Year Ended April 30, 2006
	Low	High	Low	High
First Quarter	$.280	$.720	$.550	$.720
Second Quarter	$.250	$.640	$.290	$.640
Third Quarter	$.270	$.530	$.260	$.530
Fourth Quarter	$.260	$.650	$.360	$.650
  Holders: The approximate number of holders of record of our common stock, as of July 2, 2007, was 2,900.
  Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

The rest of this page intentionally left blank.
SECURITIES CONVERTIBLE TO COMMON STOCK:
As of July 2, 2007 there were no Convertible Preferred shares or Convertible Debenture notes outstanding. Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,320,763 20,000 153,000	$.9000 ..0625 ..1400	5,768,300	(1)

Equity compensation plans not approved by stockholders	0	0	0
Total	1,493,763	$.8100	5,768,300

(1) See Note 5 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance.

Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2006 through April 30, 2007	0	0	5,768,300 shares	(1)

Total	0	$0	5,768,300 shares
(1) Shares that may yet be purchased under the Butler National Board action as reported on Form 8-K by the Company on March 28, 2005.
The rest of this page intentionally left blank.

Item 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition", and with the Consolidated Financial Statements and related Notes included elsewhere in the report.

			Year Ended April 30 (In thousands except per share data)
			2007	2006	2005	2004	2003
Net Sales			$14,681	$15,307	$23,390	$10,122	$6,285

Net Income (Loss)			$606	$366	$2,446	$735	$27

Basic Per Share
Net Income (Loss)			$0.01	$0.01	$0.06	$0.02	$0.00

Selected Balance Sheet Information
Total Assets			$20,445	$18,138	$17,279	$12,666	$9,247
Long-term Obligations (excluding current maturities)			$2,521	$1,844	$2,089	$1,528	$1,660
Cash dividends declared per common share			None	None	None	None	None
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Fiscal 2007 compared to Fiscal 2006
Revenue and Operating Profit

Our sales for fiscal 2007 were $14,681,042, a decrease of 4.1% from fiscal 2006 sales of $15,307,127. We experienced a 63.8% increase in earnings before taxes from fiscal 2006 to fiscal 2007. Our operating profit for 2007 was $1,251,330, compared to $936,879 in 2006, an increase of 33.6%. Discussion of specific changes by segment are as follows.

Aircraft Modifications: Sales from the Aircraft Modifications including modified aircraft decreased 11.7% from $7,580,980 in fiscal 2006, to $6,696,737 in 2007. The modifications segment had an operating loss of $227,368 in 2007, compared to a loss of $303,064 in 2006. Avcon RVSM sales decreased by approximately $553,000. Revenues generated from other modification services decreased $330,886 in fiscal 2007.

We believe we may sell and install approximately 25 to 50 Lear 20 & 30 series RVSM kits during the next two years. In addition to the RVSM sales, we expect to experience some increase in our base modification sales. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership positively impacts our aircraft modification revenues. Although we cannot anticipate the future we must always consider the negative impact of items such as the 9-11 event, increases in fuel prices, and general economic downturns.

Aircraft Acquisitions and Sales: There were no aircraft sales in fiscal 2007 or fiscal 2006. We acquired no aircraft during fiscal 2007. Management expects this business segment to have increased sales in the next year. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales from Avionics increased 22.3%, from $2,894,086 in fiscal 2006, to $3,538,422 in fiscal 2007. This increase is directly related to sales of defense products. Operating profits decreased from $292,761 in fiscal 2006 to $286,995 in fiscal 2007. The 2% decrease in operating profit is related to additional material cost, material spoilage, additional labor requirements, and rework labor costs on a major lower margin "build-to-print" contract. Further additional costs from this contract may be experienced in fiscal 2008. Management expects this business segment to significantly increase in future years due to the addition of new fuel system protection devices like the TSD, GFI, and other classic aviation defense products.

Services - SCADA Systems and Monitoring Services: Revenue from Monitoring Services increased from $1,440,400 in fiscal 2006 to $2,403,065 in fiscal 2007, an increase of 66.8%. During fiscal 2007, we maintained a relatively level volume of long-term contracts with municipalities. We had increased revenue due to a significant contract for the rehabilitation of city lift stations. We anticipate the revenues from additional lift station rehabilitations to continue for the next few years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal 2008. An operating profit of $185,736 in Monitoring Services was recorded in fiscal 2007, compared to a fiscal 2006 profit of $134,109 an increase of 38.5%. We believe the service business has had revenue stability over the past few years and we expect this to continue.

Gaming: Revenues from management services related to gaming increased 29.1% from $1,292,222 in fiscal 2006, to $1,668,227 in fiscal 2007. We believe the increase is related to the approval of Class III casino gaming in Oklahoma.

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at April 30, 2007 and at April 30, 2006. Based on the information available to us we believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. Due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution we believe it is necessary to establish reserves against the advances. The reserve amount is an estimate of the value we would receive if Tribal casinos were not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with Tribal casinos and consist of the purchase of land and land improvements. The land purchases are located adjacent to residential developments. We believe that these tracts could be developed and sold for residential and commercial use to recover advances if the gaming enterprises do not open.

In the years ended April 30, 2006 through 2007 there has been no change in reserves. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for Indian developments.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, on site contract management of gaming establishments, flight, and engineering services. Management consulting and professional fees, including sales related to completed projects, were $374,591 in fiscal 2007 and $2,099,438 in fiscal 2006. Projects under construction were approximately $1,532,000 at April 30, 2007.

Selling General and Administrative

Expenses were $3,795,772, or 25.8% of revenue, in fiscal 2007, and $3,517,125, or 23.0% of revenue in fiscal 2006. Sales, General and Administrative costs increased by approximately $279,000 in fiscal 2007 compared to fiscal year 2006. During fiscal 2007 we reduced expenses related to gaming by approximately $85,000. We anticipate using these savings in fiscal 2008 to promote gaming in Kansas. Last year we reduced the aircraft and promotional expenses by $525,000, however this year we began a campaign to increase sales at our avionics and architectural division which increased their fiscal 2007 travel and promotional expenses by approximately $194,000. Aircraft carrying cost for the company increased by slightly over $87,000 due to increased insurance costs and required maintenance of the aircraft. We experienced an increase related to building and occupancy expenses of approximately $150,000. Five percent of the increase in occupancy expenses were related to utility costs. Throughout the year we were able to reduce our overall personnel costs by $37,000. This reduction was attributed primarily to management's decision to control our insurance cost through the self funded Butler National Corporation Employee Health Care Plan.

In an effort to control our insurance costs and maintain quality health care coverage for our employees, our health insurance policy became self funded on April 1, 2006 as the Butler National Corporation Employee Health Care Plan. The Plan has contracted with a managed care network of medical providers whose members have agreed to charge the Plan reduced or discounted charges for covered services provided to our employees and their families. Although our employees have the freedom to choose to receive care from any Physician, Hospital or other medical care provider, as a general rule the amount or percentage of an otherwise covered expense payable by the Plan will vary, depending on whether the provider from whom the employee receives care is a member of the Plan's PPO network(s). Generally, the Plan will pay a higher percentage of a covered expense if the care is received by a network provider. The Plan Document, through a third party administrator controls all determinations related to coverage.

As sales and our employment continue to grow we would anticipate overhead expenses to increase. We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense)

Other expense increased from $499,018 in fiscal 2006 to $534,105 in fiscal 2007. Interest expense increased by $60,808 as a result of financing additional inventory and asset purchases.

Fiscal 2006 compared to Fiscal 2005

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

We believe we will sell and install approximately 50 to 100 Lear 20 & 30 series RVSM kits during the next two years. In addition to the RVSM sales, we expect to experience some increase in our base modification sales. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership positively impacts our aircraft modification revenues. Although we cannot anticipate the future we must always consider the negative impact of items such as the 9-11 event, increases in fuel prices, and general economic downturns.

Aircraft Acquisitions and Sales: There were no aircraft sales in fiscal 2006. Aircraft sales in fiscal 2005 accounted for $457,876 in revenues. Operating profits were $70,482 in fiscal 2005. We acquired three aircraft during fiscal 2006. Management expects this business segment to increase in future years due to increased aircraft acquisitions, modifications, and resale's. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales from the Avionics decreased 5.4%, from $3,057,784 in fiscal 2005, to $2,894,086 in fiscal 2006. This decrease is directly related to sales of defense products. Operating profits increased from a $143,332 loss in fiscal 2005 to income of $292,761 in fiscal 2006. This increase in profit was a direct result of a reduction in research and development costs. Management expects this business segment to significantly increase in future years due to the addition of new fuel system protection devices like the TSD, GFI, and other classic aviation defense products.

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

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, on site contract management of gaming establishments, flight, and engineering services. Management consulting and professional fees, including sales related to completed projects, were $2,099,438 in fiscal 2006 and $1,065,106 in fiscal 2005. The revenue from buildings completed during fiscal 2006 was $1,552,297 and the related costs were $1,513,153.

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

In an effort to control our insurance costs and maintain quality health care coverage for our employees, our health insurance policy became self funded on April 1, 2006 as the Butler National Corporation Employee Health Care Plan. The Plan has contracted with a managed care network of medical providers whose members have agreed to charge the Plan reduced or discounted charges for covered services provided to our employees and their families. Although our employees have the freedom to choose to receive care from any physician, hospital or other medical care provider, as a general rule the amount or percentage of an otherwise covered expense payable by the Plan will vary, depending on whether the provider from whom the employee receives care is a member of the Plan's PPO network(s). Generally, the Plan will pay a higher percentage of a covered expense if the care is received by a network provider. The Plan Document, through a third party administrator controls all determinations related to coverage.

As sales continue to grow we would anticipate overhead expenses to increase. We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense)

Other expense increased from $297,901 in fiscal 2005 to $499,018 in fiscal 2006. Interest expense increased by $206,360 as a result of financing additional inventory and asset purchases.

Liquidity and Capital Resources

At April 30, 2007, the Company had one line of credit totaling $1,000,000. The unused line at April 30, 2007 was $250,216. These funds are primarily used for the purchase of inventory for the modifications and avionics operations.

We believe the line of credit will be extended when it is due and do not anticipate the full repayment of this note in fiscal 2008. Our line of credit has been extended to January 2008. If the Bank were to demand repayment of all notes payable, we currently do not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company. These notes are collateralized by the first and second positions on all assets of the Company.

At April 30, 2007 there were several notes collateralized by aircraft security agreements totaling $2,708,988. These notes were used for the purchase and modifications of these collateralized aircraft.

There are two notes at the same bank totaling $1,094,583 for real estate located in Olathe, Kansas and Tempe, Arizona. The due dates on these notes are August 2007 and November 2009.

Four notes to the same bank were entered into between March and April 2006 for the purchase of a building and several vacant lots in Junction City, Kansas. One note has been paid in full and the remaining notes total $1,477,858. Construction began on single-family residences in the summer of 2006.

Two notes totaling $1,627,603 are collateralized by the first and second position on all assets of the company. The two notes are used as capital for our daily business operations. There are several other notes collateralized by automobiles and equipment totaling an additional $62,689.

We are not in default of any of our notes as of July 2, 2007.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2008 and beyond.

We do not, as of April 30, 2007, have any material commitments for other capital expenditures other than the terms of the Indian Management Agreements should any additional casinos materialize. We will need additional funds to complete our planned Indian gaming opportunities. We will use current cash available as well as additional funds, for the start up and construction of gaming facilities. We anticipate initially obtaining these funds from internally generated working capital and borrowings.

During fiscal 2008, we expect to apply for one or more Lottery Gaming Facility management agreements and appropriate licenses in the State of Kansas. Funds to pay for feasibility studies, engineering, travel, architectural services, and other costs related to these applications will be generated from operations and short-term borrowings. There is no assurance that these applications will be successful.

After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. We expect that our start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issues, or equity issues.

Analysis and Discussion of Cash Flow

During fiscal year 2007 our cash position increased by $863,592 and can be attributed to the following. Cash provided by operating activities improved by $342,780. During fiscal year 2007 we reported net income of $605,545. Adjustment to net income provided by operations consisted of non-cash deduction for depreciation of $158,084, amortization for STC's of $232,504 and additional obsolescence of $21,166. Issued as a match to the employee contribution to their 401(k) benefit plan resulted in an additional $212,977. Cash used for operating activities resulted in a reduction of accounts receivable of $282,418. Cash used for inventories was $941,398 of which we used funds for real-estate projects under construction of $1,261,329, and modification to aircraft of $199,287. Defense products inventory decreased by approximately $125,000 along with a decrease in the aircraft modification inventory of approximately $395,000. We have reduced our build up of inventory for the avionics and aircraft modification divisions but continue to have approximately six months of additional inventory for the defense product components and RVSM components. Lead-time for the components is dictated by the market place resulting in the build up of inventory to support sales and avoid halting production because of material shortages. We believe our inventory will be realized in the normal course of business. Prepaid expenses and accounts payable used approximately $263,585. Our customers increased deposits with us by approximately $538,000 during the last month of the fiscal year to support the build up of defense components inventory and we reduce our accrued liabilities by $61,885.

We invested $506,244 by adding the Learjet 30 series airplanes to our Learjet RVSM STC. Additional investment of $80,682 included building improvements, software and a new truck for our service division in Florida.

Cash provided by financing activities contributed $1,107,738 in cash. We borrowed an additional $2,940,746 from our banks while reducing promissory notes of $1,013,982 and long term debt of $819,026. This net contribution was used for real-estate projects under construction.

Critical Accounting Policies and Estimates:

The Company believes that there are several accounting policies that are critical to understanding the Company's historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, bad debts, the use of estimates, long-lived assets, Supplemental Type Certificates, advances to Indian gaming developments, and advances to state owned Lottery Gaming Facilities. These policies and the Company's procedures related to these policies are described in detail below and under specific areas within this "Management Discussion and Analysis of Financial Condition and Results of Operations." In addition, Note 1 to the consolidated financial statements expands upon discussion of the Company's accounting policies.

Revenue Recognition: We perform aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. Revenue for off-the-shelf items and aircraft sales is recognized on the date of sale.

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

Bad Debts: Bad debts are calculated on the historical write-off of bad debts of the individual subsidiaries. Invoices are generally considered a bad debt if no payment has been made in the past 90 days. We review these policies on a quarterly basis, and based on these reviews, we believe we maintain adequate reserves. We do not anticipate substantial changes to these estimates in the future.

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

Long-lived assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. We determined that as of April 30, 2007, there had been no impairment in the carrying value of long-lived assets.

Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenues being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through costs of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs.

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

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at April 30, 2007 and at April 30, 2006. We believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. We believe it is necessary to establish reserves against the advances due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with Tribal casinos and consist of the purchase of land and land improvements related to the development of Indian Gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

In the years ended April 30, 2005 we increased reserves by $200,000 and did not change the reserves in 2006 or 2007. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for Indian developments.

Changing Prices and Inflation

We did experience some pressure from inflation in 2007. From fiscal year 2006 to fiscal year 2007 we have experienced an increase in airplane travel, fuel, material, and transportation costs. This additional cost may not be transferable to our customers resulting in lower income. We anticipate long-term fuel costs and interest rates to continue to rise in fiscal 2008 and 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations:
Tabular Disclosure of Contractual Obligations
	Payments Due By Period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	2 Years FY 2009	3 Years FY 2010	4 Years FY 2011	5 Years FY 2012	More than 5 Years

Long-Term Debt Obligations	$6,972	$4,450	$1,290	$288	$228	$241	$475

Capital Lease Obligations	$0	$0	$0	$0	$0	$0	$0

Operating Lease Obligations	$1,187	$171	$136	$136	$136	$136	$472

Purchase Obligations	$0	$0	$0	$0	$0	$0	$0

Promissory Notes Payable	$750	$750	$0	$0	$0	$0	$0
	---------	---------	---------	---------	---------	---------	---------
TOTAL	$8,909	$5,371	$1,426	$424	$364	$377	$947
	=====	=====	=====	=====	=====	=====	=====
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

Expected Maturity Date
(Dollars in thousands)
	2008	2009	2010	2011	2012	There-after	Total	Fair Value
Assets
Note receivable:	$0	$0	$0	$0	$0	$0	$0	$0
Variable rate Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Liabilities
Promissory Notes	$750	$0	$0	$0	$0	$0	$750	$750
Long-term debt:	$4,450	$1,290	$288	$228	$241	$475	$6,972	$6,972
Variable rate Average interest rate	9.25%	10.0%	10.5%	11.0%	11.5%	11.5%	10.5%	10.5%

Interest Payments
Est. Interest Payments:	$715	$326	$129	$103	$82	$81	$1,436
Scheduled interest payments are calculated on a fixed rate basis, if known, and the remaining interest will be calculated on the average current rate.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements of the Registrant are set forth on pages 41 through 59 of this report.
Item 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We have had no changes in or disagreements with the accountants.
Item 9(A). Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

Evaluation of disclosure controls and procedures: The Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the Annual Report (the "Evaluation Date"). In our opinion, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The CEO and CFO have concluded that the Company's disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the SEC. They have also concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to the Company's management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Changes to company internal controls: In our opinion there were no material changes in the Company's internal controls over financial reporting during the three months ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9(B). Other Information

We believe all material information is reported on Form 8-K reports.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the directors, their principal occupations for at least the past five years are set forth below, based on information furnished to us by the directors.

Name of Nominee and Director and Age	Served Since	Principal Occupation for Last Five Years and Other Directorships
Clark D. Stewart (67)	1989	President of the Company from September 1, 1989 to present.
R. Warren Wagoner (55)	1986	Chairman of the Board of Directors of the Company since August 30, 1989.
William E. Logan (69)	1990	Retired Vice President and Treasurer of WH of KC, Inc. (Wendy's franchisee).
David B. Hayden (61)	1996	Co-owner and President of Kings Avionics, Inc. since 1974.

The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of stockholders and at special meetings held during the year. The executive officers are as follows:

Name	Age	Position
R. Warren Wagoner	55	Chairman of the Board of Directors
Clark D. Stewart	67	President and Chief Executive Officer
Christopher J. Reedy	41	Vice President and acting Secretary
Angela D. Shinabargar	43	Chief Financial Officer
Kathy L. Gorrell	47	Treasurer
Larry W. Franke	63	President of Avcon Industries, Inc., a wholly-owned subsidiary of the Company

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

Audit Committee and Audit Committee Expert of the Company

The current members of the Audit Committee are William E. Logan and David B. Hayden, neither of whom is an independent director under the Nasdaq listing standards. The Audit Committee met five times during fiscal year 2007, excluding actions by unanimous written consent.

The Audit committee is primarily concerned with the effectiveness of the Company's accounting policies and practices, financial reporting and internal controls. The Audit Committee is authorized (i) to make recommendations to the Board of Directors regarding the engagement of the Company's independent auditors, (ii) to review the plan, scope and results of the annual audit, the independent auditors' letter of comments and management's response thereto, (iii) to approve all audit and non-audit services, (iv) to review the Company's policies and procedures with respect to internal accounting and financial controls and (v) to review any changes in accounting policy.

The rest of this page intentionally left blank.

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS:

Our compensation programs are designed to support our business goals and promote both short-term and long-term growth. This section of the proxy statement explains how our compensation programs are designed and operate in practice with respect to our listed officers. Our listed officers are the CEO, CFO, and three most highly compensated executive officers in a particular year. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2007, 2006 and 2005.

The Compensation Committee of the Board of Directors determines the compensation for Butler National's executive officers. Our executive officers have the broadest job responsibilities and policy-making authority in the company. The Committee reviews and determines all components of executive officers' compensation, including making individual compensation decisions and reviewing and revising the executive officer compensation plans, programs, and guidelines as appropriate. The Committee also consults with management regarding non-executive employee compensation programs.

Our Compensation Philosophy

The core element of our overall compensation philosophy is the alignment of pay and performance. Total compensation varies with individual performance and Butler National's performance in achieving financial and non-financial objectives. Our equity plans are designed to ensure that executive compensation is aligned with the long-term interests of our stockholders. The Committee and our management believe that compensation should help to recruit, retain, and motivate the employees that the company will depend on for current and future success. The Committee and our management also believe that the proportion of "at risk" compensation (variable cash compensation and equity) should rise as an employee's level of responsibility increases. This philosophy is reflected in the following key design priorities that govern compensation decisions:

    pay for performance
    employee recruitment, retention, and motivation
    cost management
    egalitarian treatment of employees
    alignment with stockholders' interests
    continued focus on corporate governance

Each element of compensation reflects one or more of these design priorities. In most cases, our employees, including executive officers, are employed at will, without employment agreements, severance payment arrangements (except as required by local law), or payment arrangements that would be triggered by a "change in control" of Butler National. Retirement plan programs are broad-based; Butler National does not provide special retirement plans or benefits solely for executive officers.

Total compensation for the majority of our employees including executive officers, includes two or more of the following components:

    base salary
    annual and semiannual incentive cash payments
    equity grants (no grants since fiscal 2003)
    Employee stock purchase plan
    retirement benefits
    health and welfare benefits

The Compensation Committee and management continue to believe that a similar method of compensating all employees with cash, equity and retirement benefits supports a culture of fairness, collaboration, and egalitarianism.

Determining Executive Compensation

The Committee reviews and determines the compensation for Butler's executive officers. The Committee's process for determining compensation includes a review of Butler's executive compensation and practices, and an analysis, for each Butler executive officer, of all elements of compensation. The Committee compares these compensation components separately and in total to compensation in the industry and each geographic location. In determining base salary the Committee reviews company and individual performance information.

Base Salary

The Committee establishes executive officers' base salaries at levels that it believes are reasonable for comparable positions. When the Committee determines the executive officers' base salaries during the first quarter of the year, the Committee takes into account each officer's role and level of responsibility at the company. In general, executive officers with the highest level and amount of responsibility have received the highest base salaries. In January 2007, the Committee increased base salaries for the listed officers based on the Committee's review of the officers' current performance and expected future contributions.

PAY COMPONENT	BRIEF DESCRIPTION
Base Salary	Described in detail in separate paragraph above titled Base Salary.
Annual and Semiannual Incentive Cash Payments	Paid as discretionary cash bonuses to individual employees for outstanding performance of a task.
Equity Grants	Regulatory provisions since 2003 are too complex to allow us to safely award equity grants.
Employee Stock Purchase Plan

Any employee may purchase the Company stock at the fair market value at the date of purchase without broker or issue fees. The stock is restricted and not considered a stock reward. We have the 1981 Employee Stock Purchase plan. No shares have been purchased under this plan since 1988.

Retirement Benefits

We pay the required federal and state retirement contributions, the required unemployment contributions and match the employee's contribution to their account in the Butler National Corporation 401(k) plan.

Health and Welfare Benefits	We pay a share of the health, dental, vision and life insurance costs for the employee.
SUMMARY

The following table below sets forth certain compensation information concerning the Chief Executive Officer, Chief Financial Officer, and our three additional most highly compensated executive officers for the fiscal years ended April 30, 2007, 2006 and 2005:

Summary Compensation Table

Name and Principal Position	YR	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards and Stock Appreciation Rights ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(1)	Total ($)(2)
Clark D. Stewart, President ,CEO, and Director	07 06 05	345,479 332,063 320,450	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	47,035 --- ---	392,514 --- ---

R. Warren Wagoner Director - Chairman of the Board	07 06 05	161,010 127,391 113,628	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	18,232 --- ---	179,242 --- ---

Christopher J. Reedy Vice President and acting Secretary	07 06 05	168,141 155,579 147,384	--- 2,500 2,500	--- --- ---	--- --- ---	--- --- ---	--- --- ---	25,444 --- ---	193,585 --- ---

Larry W. Franke President of Avcon Industries	07 06 05	203,258 190,584 172,699	--- 5,000 5,000	--- --- ---	--- --- ---	--- --- ---	--- --- ---	19,663 --- ---	222,921 --- ---

Angela D. Shinabargar Chief Financial Officer	07 06 05	112,334 99,584 92,773	--- 1,250 1,250	--- --- ---	--- --- ---	--- --- ---	--- --- ---	7,651 --- ---	119,985 --- ---

Name	Year	Airplane and Automobile Usage	Health Benefits	Memberships	Matching Contributions to 401(k) (3)
Clark D. Stewart	2007	7,200	4,910	14,925	20,000
R. Warren Wagoner	2007	---	5,908	---	12,324
Christopher J. Reedy	2007	---	3,299	7,145	15,000
Larry W. Franke	2007	---	4,910	---	14,753
Angela D. Shinabargar	2007	---	3,299	---	4,352

(1) All Other Compensation includes the amounts in the tables above.

(2) All benefits are provided for in the tables, summaries, and footnotes above. We did not participate in any of the following transactions and such items are therefore not reported in table format: Equity Award Table, Pension Benefit Table, Nonqualified Deferred Compensation Table, Director Compensation Table.

(3) Includes catch-up contribution made by the employee and matched by the Company.

OPTION GRANTS, EXERCISES AND HOLDINGS
No options were granted to any named executive officer in the last fiscal year.
The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the Company's last fiscal year:
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
Number of Securities Underlying Unexercised Options at FY-End (no.)	Value of Unexercised In-the-Money Options at FY-End ($)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Clark D. Stewart, Chief Executive Officer	-	-	886,429 / 0	0 / 0

R. Warren Wagoner, Director - Chairman of the Board	-	-	12,143 / 0	0 / 0

Christopher J. Reedy, Vice President and acting Secretary	-	-	0 / 0	0 / 0

Angela D. Shinabargar, Chief Financial Officer	-	-	0 / 0	0 / 0

Larry W. Franke, President of Avcon Industries, Inc.	-	-	80,877 / 0	0 / 0
COMPENSATION OF DIRECTORS

Each non-officer director is entitled to a director's fee of $100 for meetings of the Board of Directors which he attends. Officer-directors are not entitled to receive fees for attendance at meetings. No fees were paid in fiscal 2007 or fiscal 2006.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

On April 30, 2001, the Company extended the Employment Agreement through August 31, 2006 with Clark D. Stewart under the terms of which Mr. Stewart was employed as the President and Chief Executive Officer of the Company. On January 27, 2004 the Company extended the Employment Agreement with Mr. Stewart with the terms as currently provided including annual increases of 5% through December 31, 2013. In the event Mr. Stewart is terminated from employment with the Company other than "for cause," Mr. Stewart shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the Employment Agreement. Mr. Stewart is also granted an automobile allowance of $600 per month which is reported by us as Salary Expense and to Mr. Stewart as Wages. Under the terms of the Employment Agreement with Mr. Stewart, the Company is obligated to pay company related expenses and salary. Included in accrued liabilities are $245,538 and $238,437 as of April 30, 2007, and 2006 respectively for amounts owed to our CEO for accrued compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors is comprised of Mr. Wagoner, Mr. Stewart, Mr. Hayden, and Mr. Logan. Mr. Wagoner is the Chairman, Mr. Stewart is the President and Chief Executive Officer of the Company.

During fiscal 2007, 2006, and 2005 the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $0, $0, and $87,080 respectively. William A. Griffith, was a director for the Company, and was a principal at Griffith & Associates. Mr. Griffith passed away March 30, 2005.

In the normal course of business, we purchased modifications services and avionics of approximately $127,661, $163,800, and $610,000 from a company partially owned by David Hayden, a director for the Company during fiscal 2007, 2006, and 2005 respectively.

The rest of this page intentionally left blank.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, with respect to the Company's common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company's voting securities as of July 2, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Clark D. Stewart 19920 West 161st Street Olathe, Kansas 66062 R. Warren Wagoner 19920 West 161st Street Olathe, Kansas 66062	4,114,319(2) 4,141,126(3)	7.6% 7.6%

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Larry W. Franke	481,277(5)	0.9%
David B. Hayden	1,357,225	2.5%
William E. Logan	823,929(3)	1.5%
Christopher J. Reedy	260,747	0.5%
Clark D. Stewart	4,114,319(2)	7.6%
R. Warren Wagoner	4,141,126(4)	7.6%
Angela D. Shinabargar	166,092	0.3%
All Directors and Executive Officers as a Group (7 persons)	11,344,715(6)	20.9%

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

The Company does not have any equity compensation plans which have not been approved by the stockholders.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,320,763 153,000 20,000	$.9000 ..1400 ..0625	5,768,300	(1)

Equity compensation plans not approved by stockholders	0	0	0
Total	1,493,763	$.8100	5,768,300
(1) See Note 5 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2006 through April 30, 2007	0	0	5,768,300 shares	(1)

Total	0	$0	5,768,300 shares
(1) Shares that may yet be purchased under the Butler National Board action as reported on Form 8-K by the Company on March 28, 2005.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2005 the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $87,080. William A. Griffith, was a director for the Company, and was a principal at Griffith & Associates. Mr. Griffith passed away on March 30, 2005.

In the normal course of business we purchased modifications services and avionics of approximately $127,661, $163,800, and $610,000 from a company partially owned by David Hayden, a director for the Company during fiscal 2007, 2006, and 2005 respectively.

Included in accrued liabilities are $245,538 and $238,437 as of April 30, 2007, and 2006 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2007, there were three related-person transactions under the relevant standards: Butler National employed the brother, son and son-in-law of Clark D. Stewart, an executive officer, as an engineer, a sales representative and public relations person, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $185,746, $157,505, and $126,791, respectively, for fiscal 2007, $147,742, $126,765, and $122,331, respectively for fiscal 2006 and $131,401, $116,123, and $120,687, respectively for fiscal 2006.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fee Type	Fiscal 2007	Fiscal 2006
Audit fees (a) Audit related fees (b) Tax fees (c) All other fees (d) Total	$92,939 - 19,377 - --------- $112,316 =====	$62,838 - 13,081 - --------- $75,919 =====

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

The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to Butler by its independent auditor. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by Weaver and Martin LLC for fiscal 2008. Each year stockholders are asked to affirm the selection of the auditor by a vote requested in the proxy.

This rest of this page left intentionally blank.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) Documents Filed As Part of Form 10-K Report.
(1) Financial Statements:
Description	Page No.
Report of Independent Registered Public Accounting Firm	41
Consolidated Balance Sheet as of April 30, 2007 and 2006	42
Consolidated Income Statement for the years ended April 30, 2007, 2006, and 2005	43
Consolidated Statements of Stockholders' Equity for the years ended April 30, 2007, 2006, and 2005	44
Consolidated Statements of Cash Flows for the years ended April 30, 2007, 2006, and 2005	45
Notes to Consolidated Financial Statements	46-60
(2) Financial Statement Schedules

Schedule	Description	Page No.
II.	Valuation and Qualifying Accounts and Reserves for the years ended April 30, 2007, 2006, and 2005	60
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

*
10.2	Nonqualified Stock Option Agreement dated September 8, 1989 between the Company and Clark D. Stewart is incorporated by reference to the Company's Form 8-K filed on September 1, 1989.	*
10.3	Agreement dated March 10, 1989 between the Company and Woodson Electronics, Inc. is incorporated by reference to the Company's Form 10-K for the fiscal year ended April 30, 1989.	*
10.4	Agreement of Stockholder to Sell Stock dated January 1, 1992, is incorporated by reference to the Company's Form 8-K filed on January 15, 1992.	*
10.5	Private Placement of Common Stock pursuant to Regulation D, dated December 15, 1993, is incorporated by reference to the Company's Form 8-K filed on January 24, 1994.	*

10.6	Stock Acquisition Agreement of RFI dated April 21, 1994, is incorporated by reference to Company's Form 8-K filed on July 21, 1994.	*
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

		*
21	List of Subsidiaries.	61
23.1	Consent of Independent Public Accountants.	62
27.1	Financial Data Schedule (EDGAR version only). Filed herewith.*	*
99	Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Reform Act of 1995.	63-66
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	67
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	68
* Incorporated by reference.
** Relates to executive officer employment compensation.
The rest of this page intentionally left blank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 18, 2007
BUTLER NATIONAL CORPORATION /s/ Clark D. Stewart Clark D. Stewart, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Clark D. Stewart Clark D. Stewart	President, Chief Executive Officer and Director (Principal Executive Officer)	July 18, 2007
/s/ R. Warren Wagoner R. Warren Wagoner	Chairman of the Board and Director	July 18, 2007
/s/ William E. Logan William E. Logan	Director	July 18, 2007
/s/ David B. Hayden David B. Hayden	Director	July 18, 2007
/s/ Angela D. Shinabargar Angela D. Shinabargar	Chief Financial Officer (Principal Accounting Officer)	July 18, 2007

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

Date: July 18, 2007	s/s Clark D. Stewart Clark D. Stewart President and Chief Executive Officer

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

Date: July 18, 2007	s/s Angela D. Shinabargar Angela D. Shinabargar Chief Financial Officer

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS

AS OF APRIL 30, 2007

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

Butler National Corporation

Olathe, Kansas

We have audited the accompanying consolidated balance sheets of Butler National Corporation as of April 30, 2007 and 2006 and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended April 30, 2007, and the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Butler National Corporation as of April 30, 2007 and 2006 and the consolidated results of its operations and cash flows for each of the three years in the period ended April 30, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves (Schedule II) on page 60 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ Weaver & Martin, LLC

Kansas City Missouri

June 28, 2007

BUTLER NATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS as of April 30, 2007 and 2006

	2007	2006		2007	2006
ASSETS			LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$1,789,169	$925,577	Bank overdraft payable	$186,646	$343,532
Accounts receivable, net of allowance for doubtful			Promissory notes payable	749,784	2,393,607
accounts of $154,233 in 2007 and $149,577 in 2006	961,504	679,086	Current maturities of long-term debt and capital lease
			obligations	4,450,341	2,375,848
			Accounts payable	487,551	549,482
Inventories -			Customer deposits	558,020	20,000
Raw materials	4,977,229	5,454,438	Accrued liabilities
Work in process	286,278	328,644	Compensation and compensated absences	500,843	516,248
Real estate construction in process	1,532,344	271,014	Other	343,281	265,991
Finished goods	73,817	94,631		-------------------	-------------------
Aircraft	5,049,118	4,849,830	Total current liabilities	7,276,466	6,464,709
	-------------------	------------------
	11,918,786	10,998,557	LONG-TERM DEBT, AND CAPITAL LEASE NET OF
			CURRENT MATURITIES	2,521,380	1,844,312
Prepaid expenses and other current assets	112,333	67,563
	-------------------	------------------		-------------------	-------------------

Total current assets	14,781,792	12,670,783	Total liabilities	9,797,846	8,309,021

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT			STOCKHOLDERS' EQUITY:
Land and building	2,311,656	2,283,227	Preferred stock, par value $5:
Machinery and equipment	1,598,468	1,546,215	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	688,823	688,823	Designated Classes A and B 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	-------------------	------------------	liquidation and redemption value $100,
	4,603,196	4,522,514	no shares issued and outstanding	-	-
Accumulated depreciation	(2,324,637)	(2,166,554)	$1,000 Class B, 6%, convertible cumulative,
	-------------------	------------------	liquidation and redemption value $1,000
	2,278,559	2,355,960	no shares issued and outstanding	-	-

SUPPLEMENTAL TYPE CERTIFICATES	1,495,175	1,221,435	Common stock, par value $.01:
			Authorized 100,000,000 shares
			issued and outstanding 53,824,701 shares
ADVANCES FOR INDIAN GAMING DEVELOPMENTS			in 2007 and 49,381,003 in 2006	538,247	493,810
(net of reserves of $2,912,440 in 2007 and 2006)	1,806,551	1,806,551	Common stock, owed but not issued 587,768 shares
			in 2007 and 4,270,834 shares in 2006	5,877	42,708
			Capital contributed in excess of par	10,817,792	10,612,420

			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
OTHER ASSETS	83,400	83,400	Retained earnings	17,715	(587,830)
				-------------------	-------------------
			Total stockholders' equity	10,647,631	9,829,108
	-------------------	-------------------		-------------------	-------------------
Total Assets	$20,445,477	$18,138,129	Total liabilities and stockholders' equity	$20,445,477	$18,138,129
	==========	==========		==========	==========
The accompanying notes are an integral part of these financial statements
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005

	2007	2006	2005
REVENUES
Aircraft / Modifications	$6,696,737	$7,580,980	$16,951,979
Avionics / Defense	3,538,422	2,894,086	3,057,784
Management / Professional Services	4,445,883	4,832,061	3,379,824
	-------------------	-------------------	-------------------
Net Revenues	14,681,042	15,307,127	23,389,587

COST OF SALES
Aircraft / Modifications	5,927,713	6,972,593	13,103,962
Avionics / Defense	2,061,196	1,265,592	1,462,178
Management / Professional Services	1,645,031	2,614,938	1,867,658
	-------------------	-------------------	--------------------
Total Cost of Sales	9,633,940	10,853,123	16,433,798
	-------------------	--------------------	---------------------
GROSS PROFIT	5,047,102	4,454,004	6,955,789

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(3,795,772)	(3,517,125)	(4,161,755)
	-------------------	-------------------	-------------------
OPERATING INCOME	1,251,330	936,879	2,794,034

OTHER INCOME (EXPENSE)
Interest expense	(568,712)	(507,904)	(301,545)
Interest income	-	-	-
Other	34,607	8,886	3,644
	-------------------	-----------------	-------------------
Other expense	(534,105)	(499,018)	(297,901)
	-------------------	-----------------	------------------
INCOME BEFORE PROVISION FOR INCOME TAXES	717,225	437,861	2,496,133

PROVISION FOR INCOME TAXES	111,680	72,316	50,500
	-------------------	-----------------	-----------------
NET INCOME	$605,545	$365,545	$2,445,633
	==========	==========	==========

BASIC EARNINGS PER COMMON SHARE	$0.01	$0.01	$0.06
	==========	==========	==========
Shares used in per share calculation	53,055,224	52,577,348	40,215,187
	==========	==========	==========
DILUTED EARNINGS PER COMMON SHARE	$0.01	$0.01	$0.06
	==========	==========	==========
Shares used in per share calculation	53,179,990	52,693,673	40,361,199
	==========	==========	==========
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED APRIL 30, 2007, 2006, AND 2005
	Common Stock	Common Stock Owed but Not Issued	Capital Contributed in Excess of Par	Treasury Stock	Retained Earnings (deficit)	Total Stockholders' Equity
BALANCE, April 30, 2004	$403,059	$-	$10,384,687	$(732,000)	$(3,399,010)	$6,656,736
Issuance of stock Options exercised	8,100	-	56,275	-	-	64,375

Issuance of stock Benefit Plan	-	2,346	150,128	-	-	152,474

Stock Owed not issued from exercise (cashless)	-	118,256	(118,256)	-	-	-
Net income	-	-	-	-	2,445,635	2,445,635
	-------------------	-------------------	------------------	------------------	-------------------	-------------------
BALANCE, April 30, 2005	411,159	120,602	10,472,834	(732,000)	(953,375)	9,319,218
Issuance of stock owed from prior period	75,715	(75,715)	-	-	-	-

Issuance of stock Benefit Plan	6,936	(2,179)	139,586	-	-	144,345

Net income	-	-	-	-	365,545	365,545
	-------------------	-------------------	------------------	------------------	-------------------	-------------------
BALANCE, April 30, 2006	493,810	42,708	10,612,420	(732,000)	(587,830)	9,829,108
Issuance of stock owed from prior period	36,831	(36,831)	-	-	-	-

Issuance of stock Benefit Plan	7,606	-	205,372	-	-	212,978

Net income	-	-	-	-	605,545	605,545
	-------------------	-------------------	------------------	------------------	-------------------	-------------------
BALANCE, April 30, 2007	$538,247	$5,877	$10,817,792	$(732,000)	$17,715	$10,647,631
	===========	===========	==========	==========	===========	===========

The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2007, 2006, AND 2005

		2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$605,545	$365,545	$2,445,663
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operations -
Depreciation		158,084	119,797	99,645
Amortization		232,504	168,729	322,772
Reserve for Indian Gaming developments		-	-	200,000
Provision for obsolete inventories		21,166	36,759	48,709
Stock issued for Benefit Plan		212,977	144,345	152,474

Changes in assets and liabilities -
Accounts receivable		(282,418)	651,197	(683,521)
Inventories		(941,398)	(1,821,242)	(2,784,114)
Prepaid expenses and other current assets		(44,769)	(37,534)	95,178
Accounts payable		(218,816)	(369,938)	413,074
Customer deposits		538,020	(104,614)	(10,371)
Accrued liabilities		61,885	(8,886)	196,475
		--------------------	--------------------	--------------------
Cash provided by (used in) operating activities		342,780	(855,842)	495,954
		--------------------	--------------------	--------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures		(80,682)	(218,406)	(1,382,996)
Supplemental Type Certificates		(506,244)	100,000	(622,670)
		--------------------	--------------------	--------------------
Cash provided by (used in) investing activities		(586,926)	(118,406)	(2,005,666)
		--------------------	--------------------	--------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises		-	-	64,374
Borrowings under promissory notes, net		(1,643,823)	(813,345)	745,955
Borrowings under long-term debt and capital lease obligations		3,570,587	2,089,885	1,093,577
Repayments of long-term debt and capital lease obligations		(819,026)	(443,669)	(488,153)
		--------------------	--------------------	--------------------
Cash provided by (used in) financing activities		1,107,738	832,871	1,415,753
		--------------------	--------------------	--------------------
NET INCREASE (DECREASE) IN CASH		863,592	(141,378)	(93,959)

CASH, beginning of year		925,577	1,066,955	1,160,914
		--------------------	--------------------	--------------------
CASH, end of year		$1,789,169	$925,577	$1,066,955
		============	============	============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid		$555,492	$490,585	$301,545
Income taxes paid		51,680	122,257	20,000

NON CASH FINANCING ACTIVITIES
Exercise of Cashless Options		$-	$ - $	118,256
Stock Issued for benefit plan	$	212,977	$144,345 $	152,474

The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

  The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned active subsidiaries, Avcon Industries, Inc., AVT Corporation, BCS Design, Inc., Butler National Services, Inc., Butler National Service Corporation, Butler National Corporation-Tempe, Butler National, Inc., Butler Temporary Services, Inc., and Kansas International Corporation (collectively, The Company). All significant intercompany transactions have been eliminated in consolidation.

  Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas facility. Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, and stability enhancing modifications. Butler National Inc. acquires airplanes, principally Learjets, to refurbish and sell. Butler National Corporation-Tempe is primarily engaged in the manufacture of airborne switching units used in Boeing McDonnell Douglas aircraft, electronic upgrades for classic weapon control systems used by the military, and transient suppression devices for Boeing 747 Classic aircraft. Butler National Services is principally engaged in monitoring remote water and wastewater pumping stations through electronic surveillance. Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988. BCS Design provides professional architectural services.
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
  Long-lived Assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. We determined that as of April 30, 2007, there had been no impairment in the carrying value of long-lived assets.
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

  We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at April 30, 2007 and April 30, 2006. Based on the information available to us we believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. Due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution we believe it is necessary to establish reserves against the advances. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with Tribal casinos and consist of the purchase of land, land improvements, professional design fees, and other consulting and legal costs related to the development of Indian Gaming facilities. The land purchases are located adjacent to residential developments. We believe that these tracts could be developed and sold for residential and commercial use to recover advances if the gaming enterprises do not open.

  In the year ended April 30, 2005, we increased the reserve by $200,000 and did not change the reserve in 2006 or 2007. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for Indian developments.
  Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenues being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through costs of sales using the units of production method. The legal life of STCs are indefinite. Consultant costs, as shown below, include costs of engineering, legal and aircraft specialists. STC capitalized costs are as follows:

	2007	2006
	-------------	-------------
Direct labor	$417,514	$275,176
Direct materials	280,262	230,790
Consultant costs	1,914,829	1,720,395
Overhead	690,780	570,780
	-------------	-------------
	3,303,385	2,797,141
Less-Amortized costs	1,808,210	1,575,706
	-------------	-------------
STC balance	$1,495,175	$1,221,435
	=======	=======

  Bank Overdraft Payable: Our cash management program results in checks outstanding in excess of bank balances in the general disbursement account. When checks are presented to the bank for payment, cash deposits in amounts sufficient to fund the checks are made from funds provided under the terms of our promissory notes agreement.
  Financial Instruments: The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and accrued employee costs approximate fair value because of the short-term maturity of these instruments. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Based upon borrowing rates currently available, the carrying value of notes payable long-term debt and capital lease obligations approximate fair value.
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

The computation of the company's basic and diluted earnings per common share is as follows:
	2007	2006	2005
Net income	$605,545	$365,545	$2,445,633
Weighted average common shares outstanding	53,055,224	52,577,348	40,215,187
Dilutive effect of non-qualified stock option plans	124,766	116,325	146,012
Weighted average common shares outstanding, assuming dilution	53,179,990	52,693,673	40,361,199
Basic earnings per common share	$.01	$.01	$.06
Diluted earnings per common share	$.01	$.01	$.06

  Stock-based Compensation: We account for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provisions of SFAS No. 123(R).

  We have nonqualified stock option plans which provide key employees and consultants an opportunity to acquire ownership in the Company. Options are granted under these plans at exercise prices equal to fair market value at the date of the grant, generally exercisable immediately, and expire in 10 years. We account for these plans under Statement of Financial Accounting Standards No. 123(R). The Company did not grant options for the fiscal years ending 2007, 2006, and 2005; therefore, there are no expenses relating to option grants for those periods. There are 5,768,300 approved option shares available to grant under these plans. The approved plan expiration date is December 31, 2010.
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
  Research and Development: We charge to operations research and development costs. The amount charged in the year ended April 30, 2007 and 2006 was approximately $1,945,839 and $1,558,408 respectively.
  Warranties: We warrant to our customer that our products and services are in good working order at the time of delivery. We warrant that these products will continue to be serviceable for periods from 90 days to up to a maximum of 36 months. Our products are tested and accepted by the customer prior to their release. For the years ended April 30, 2007, 2006, 2005 we had no beginning warranty reserve, no additions to warranty reserves, and no reductions to the warranty reserve.

  In each of the three years ended April 30, our warranty expense was immaterial.
  Recent issued accounting Standards: September 2006, the Securities and Exchange Commission staff ("SEC") issued SAB 108. SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures. Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial. We adopted SAB 108 in connection with the preparation of our annual financial statements for the year ended April 30, 2007 and found no adjustments necessary.

  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our Consolidated Balance Sheet or Statement of Operations.

  In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No.48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be adopted by us on May 1, 2007. We have not been able to complete our evaluation of the impact of adopting FIN 48 and as a result, are not able to estimate the effect the adoption will have on our financial position and results of operations, including our ability to comply with current debt covenants.
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
  Real estate construction in progress: We are building some residential housing on real estate that we own. We account for each structure separately and recognize our revenues and expenses on the percentage of completion method of accounting. We have some real estate that we have not begun construction and have allocated costs on a per lot basis.
  Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.

2. DEBT: Principal amounts of debt at April 30, 2007 and 2006, consist of the following:
Promissory Notes			2007	2006
	Bank Line of Credit, available LOC $1,000,000
	interest at prime plus 2% (10.25% at April 30, 2007 - with a		$749,784	$135,107
	floor of 7%) due January 16, 2008, collateralized by a
	first or second position on all assets of the Company.

	Bank Line of Credit, available LOC $1,500,000
	interest at prime plus 2%. A note payable was opened in		-	1,400,000
	January of 2007 to replace this LOC.

	Bank Line of Credit, interest at prime plus 1%, due July		-	750,000
	17, 2006 collateralized by Aircraft Engine Security
	Agreements.

	Note payable, interest generally at 14.0%, collateralized		-	50,000
	by a second position on cash flow of the Stables.

	Note payable, interest generally at 12.0%, collateralized		-	58,500
	by a second position on cash flow of the Stables.		--------------	---------------
			$749,784	$2,393,607
			=========	=========
Other Notes Payable and Capital Lease Obligations
	Notes payable, interest at prime plus 2% (10.20% at April		$89,486	$564,169
	20, 2007 - with a floor of 6%) due dates are March and
	September of 2008. Collateralized by Aircraft Security
	Agreements.

	Note payable, interest at prime plus 1%, (9.25% at April		320,000	-
	30, 2007 - with a floor of 6%) due date August 2009
	collateralized by Aircraft Security Agreements.

	Note payable, interest at prime plus 1%, (9.25% at April		629,841	-
	30, 2007 - with a floor of 6%) due July 17, 2007
	collateralized by Aircraft and Engine Security Agreements. Agreements.

	Note payable, interest at 9.50% due July 11, 2007		553,431	552,931
	collateralized by Aircraft and Engine Security Agreements.

	Note payable, interest at 9.50% due July 11, 2007		1,116,231	1,115,731
	collateralized by Aircraft and Engine Security Agreements.

	Note payable, interest at prime plus 1% (8.25% at April		263,454	312,852
	30, 2007) due 08-23-07 collateralized by real estate.

	Note payable, interest at prime plus 1%, (8.25% at April		831,129	897,179
	30, 2007) due 11-30-09 collateralized by real estate.

	Note payable, interest rate fixed at 6.5% due February 28,		100,897	103,538
	2009 collateralized by real estate.

	Note payable, interest at daily prime (with a floor of		-	35,000
	7.75%) due July 24, 2006, collateralized by real estate.

	Note payable, interest at daily prime (8.25% at April 30,		436,007	175,092
	2007 with a floor of 8.00%) due October 25, 2007
	collateralized by real estate.

	Note payable, interest at daily prime (8.25% at April 30,		940,955	64,981
	2007, with a floor of 8.00%) due August 18, 2007.
	collateralized by real estate.

	Note payable, interest at prime plus 2% (10.25% at April		1,462,505	-
	20, 2007 - with a floor of 7%) due January 16, 2014,
	collateralized by a first or second position on all assets
	of the Company.

	Note payable, interest at prime plus 2% due September 25,		-	35,000
	2006 collateralized by a first or second position on all
	assets of the Company.

	Note payable, interest at prime plus 2% (10.25% at April 30,		165,098	241,279
	2007 - with a floor of 7.5%) due 05-13-09 collateralized
	by a first or second position on all assets of the Company.

	Other Notes Payable and Capital Lease Obligations		62,687	122,408
	due October 2007 to May 2011 with interest rates between
	5% and 8.75%.		--------------	--------------
			6,971,721	4,220,160
	Less: Current maturities		4,450,341	2,375,848
			--------------	--------------
			$2,521,380	$1,844,312
			========	========

Maturities of long-term debt and capital lease obligations are as follows:

Year Ending 30-Apr	Amount
--------------	--------------
2008	4,450,341
2009	1,290,197
2010	288,079
2011	227,561
2012	240,627
Thereafter	474,916
	--------------
	6,971,721
	========

3. INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provision of the enacted tax laws. We have net operating loss carryforwards and cumulative temporary differences, which would result in the recognition of net deferred tax assets. A valuation allowance has been provided which reduces the net deferred tax asset to zero. At April 30, 2007, there is approximately $600,000 of net operating losses, which expire in 2008 to 2019.

The deferred taxes are comprised of the following components:
	April 30, 2007	April 30, 2006
Deferred tax assets
Accounts receivable reserve	$59,000	$58,000
Inventory and other reserves	523,000	516,000
Reserves for Advances for Indian gaming developments	597,000	597,000
Net operating loss carryforwards	436,000	752,000
	-----------------	-----------------
Total gross deferred tax assets	1,615,000	1,923,000
Valuation allowance	(1,551,000)	(1,839,000)
	-----------------	-----------------
Total deferred tax assets	$64,000	$84,000
	=========	=========

Deferred tax liabilities:
Depreciation	$58,000	$72,000
Accrued interest	6,000	12,000
	-----------------	-----------------
Total deferred tax liabilities	$64,000	$84,000
	=========	=========

Net deferred tax assets at April 30, 2007 and 2006 have been fully offset by a valuation allowance as management feels it is more likely than not that the Company will not ultimately realize any benefits.

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:
	2007	2006	2005
Statutory federal income tax rate	34.0%	34.0%	34.0%
Change in valuation allowance	(72.9%)	(102.7%)	(45.1%)
Nondeductible expenses	40.1%	70.2%	12.9%
Effective tax rate	1.2%	1.5%	1.8%

Tax expenses of $111,680 are comprised of $10,000 in federal income tax and $101,680 in state income tax.

4. STOCKHOLDERS' EQUITY:
Common Stock Transactions

During the year ended April 30, 2007, we issued 3,683,066 shares of common stock that were owed as of April 30, 2006. As of April 30, 2007, we had 587,768 shares of common stock owed but not issued.

During the year ended April 30, 2007, we issued 760,632 shares valued at $212,977 as the match to the Company's 401(k) plan.

During the year ended April 30, 2006, we issued 471,149 shares valued at $141,345 as the match to the Company's 401(k) plan.

During the year ended April 30, 2005, we issued 239,215 shares valued at $155,490 as the match to the Company's 401(k) plan.

During the year ended April 30, 2005, we agreed to issue, in a cashless exercise, 11,825,598 shares in connection with the exercise of employee stock options granted through the Company's Non Qualified Stock Option Plans. As of April 30, 2007, 11,237,864 of these shares have been issued and 587,734 shares have not been issued and are shown on the financial statements as "Stock owed but not issued".

During the year ended April 30, 2005, we received $64,374 and we issued 810,000 shares in connection with the exercise of options and warrants.

The rest of this page intentionally left blank.

5. STOCK OPTIONS AND INCENTIVE PLANS

The following represents the outstanding and exercisable number of shares, weighted average exercise price and weighted average remaining contractual life of options outstanding and exercisable.

		2007	2006	2005
Options exercisable at April 30		1,493,763	1,493,763	1,493,763
Weighted average fair value per share Options granted per year		.81	.81	.81
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise and Outstanding Price
$0.9000	1,320,763	3.7 years	.9000
$0.1400	153,000	3.7 years	.1400
$0.0625	20,000	3.7 years	.0625

	Options	Average Price

Outstanding Beginning 04/30/2004	17,142,700	$0.38
Granted	-
Cancelled	(555,000)	0.44
Exercised	(15,093,937)	.28
Outstanding Ending 04/30/2005	1,493,763	$0.81

Outstanding Beginning 04/30/2005	1,493,763	$0.81
Granted	-
Cancelled	-
Exercised	-
Outstanding Ending 04/30/2006	1,493,763	$0.81

Outstanding Beginning 04/30/2006	1,493,763	$0.81
Granted	-
Cancelled	-
Exercised	-
Outstanding Ending 04/30/2007	1,493,763	$0.81

There are 5,768,300 approved option shares available to grant under these plans. The approved plan expiration date is December 31, 2010.

6. COMMITMENTS:

Lease Commitments

We lease space under operating leases with initial terms of three (3) years for Florida and ten (10) years in Newton. Total rental expense incurred for the years ended April 30, 2007, 2006, and 2005, was $242,411, $191,441, and $148,983, respectively.

Minimum lease commitments under noncancellable operating leases for the next five (5) years are as follows:

Year Ending Apr-30	Amount
2008	$170,562
2009	135,911
2010	135,911
2011	135,911
2012	135,911
Thereafter	473,609
$1,187,815
7. CONTINGENCIES:

We are involved in various lawsuits incidental to our business. Management believes the ultimate liability, if any, will not have an adverse effect on the Company's financial position or results of operations.

Due to our financial condition, and the need to reduce expenses, the board of directors approved the elimination of product liability insurance in August, 1989.

8. RELATED-PARTY TRANSACTIONS:

During fiscal 2007, 2006, and 2005 the consulting firm of Griffith & Associates was paid for business consulting services rendered to the Company in the approximate amount of $0, $0, and $50,940 respectively. William A. Griffith, was a director for the Company, and was a principal at Griffith & Associates.

In the normal course of business we purchased modifications services and avionics of approximately $127,661, $163,800, and $610,000 from a company partially owned by David Hayden, a director for the Company during fiscal 2007, 2006, and 2005 respectively.

Included in accrued liabilities are $245,538 and $238,437 as of April 30, 2007, and 2006 respectively for amounts owed to our CEO for accrued compensation.

9. 401(K) SAVINGS PLAN

We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however there are only two entry dates per calendar year. Employees may contribute up to twelve percent of their pre-tax covered compensation through salary deductions. Each year we have chosen to match 100 percent of every pre-tax dollar an employee contributes. Employees are 100 percent vested in the employer's contributions after three years of participation in the plan. Our matching share contribution, at the then current market value, in 2007, 2006, and 2005 was approximately $212,977, $141,345, and $155,490 respectively. If approved by the Board of Directors, the Company match is paid in common stock of the Company.

10. INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:
Industry Segmentation
The Company's operations have been classified into six segments in 2007, 2006, and 2005.

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

Avionics - Principally includes the manufacture, sale, and service of airborne electronic switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90, and the KC-10 aircraft, Transient Suppression Devices (TSD's) for fuel tank protection on Boeing Classic 737 and 747 aircraft and other Classic aircraft using a capacitance fuel quantity indicating system ("FQIS"), airborne electronics upgrades for classic weapon control systems used on military aircraft and vehicles, and consulting services with airlines and equipment manufacturers regarding fuel system safety requirements. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona and the services through Butler National Corporation - Olathe, Kansas ("Avionics", "Classic Aviation Products", "Safety Products", "Switching Units").

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

Corporate / Professional Services - Provides as a management service licensed architectural services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design. We have expanded this segment to include aviation-related engineering consulting services and operate as the Butler National Aircraft Certification Center ("BNACC").

Gaming - Principally includes business management services and advances to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. We provide these management services and advances through our subsidiary, Butler National Service Corporation ("Management Services", "Gaming" or "BNSC").

Year ended April 30, 2007
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated
Net Sales	$1,668,227	$3,538,422	$6,696,737	$2,403,065	$0	$374,591	$14,681,042
Depreciation	0	69,421	32,130	26,291	0	30,242	158,084
Operating profit (loss) (a)	890,465	286,995	(227,368)	185,736	0	115,502	1,251,330
Capital Expenditures	0	63,629	0	17,053	0	0	80,682
Interest, net							(568,712)
Other income							34,607
Income before tax							717,225
Income taxes							111,680
Net profit							605,545
Identifiable assets	1,989,676	4,719,138	5,598,200	377,595	5,132,518	2,628,349	20,445,477
Year ended April 30, 2006
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated
Net Sales	$1,292,222	$2,894,086	$7,580,980	$1,440,400	$0	$2,099,439	$15,307,127
Depreciation	0	64,145	34,299	(5,772)	0	27,125	119,797
Operating profit (loss) (a)	634,248	292,761	(303,064)	134,109	0	178,825	936,879
Capital Expenditures	0	30,461	22,728	30,267	0	134,950	218,406
Interest, net							(507,904)
Other income							8,886
Income before tax							437,861
Income taxes							72,316
Net profit							365,545
Identifiable assets	2,024,452	3,746,318	5,719,644	316,881	4,933,230	1,397,604	18,138,129
Year ended April 30, 2005
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated
Net Sales	$1,094,039	$3,057,784	$16,494,103	$1,220,679	$457,876	$1,065,106	$23,389,587
Depreciation	0	31,445	29,803	4,388	0	34,009	99,645
Operating profit (a)	324,403	(143,332)	2,267,433	13,937	70,782	260,811	2,794,034
Capital Expenditures	0	1,311,323	59,789	1,396	0	10,487	1,382,996
Interest, net							(301,545)
Other income							3,644
Income before tax							2,496,133
Income taxes							(50,500)
Net profit							2,445,633
Identifiable assets	2,020,542	3,113,135	7,776,194	200,057	2,861,787	1,307,091	17,278,805

(a) Operating expenses not specifically identifiable are allocated based upon sales, costs of sales, square footage or other factors as considered appropriate.
Major Customers: Sales to major customers (10 percent or more of consolidated sales) were as follows:
2007	2006	2005
Avionics	14.3%	10.7%	N/A*
Indian Management Services	10.7%	N/A*	N/A*
Environmental Services (City Contract)	12.2%	N/A*	N/A*

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

12. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected unaudited financial information for each quarter of fiscal 2007, 2006, and 2005 (in thousands, except per share amounts).

2007	First	Second	Third	Fourth	Total
Revenue	$3,076	$4,355	$3,344	$3,906	$14,681
Operating Income (Loss)	164	432	28	627	1,251
Nonoperating Income (Expense)	(120)	(167)	(147)	(212)	(646)
Net Income (Loss)	44	265	(119)	415	605
Basic Earnings (Loss) per Share*	.01	.01	.01	.01	.01
Diluted Earnings (Loss) per Share*	.01	.01	.01	.01	.01
*Rounded to nearest tenth

2006	First	Second	Third	Fourth	Total
Revenue	$4,112	$5,053	$3,071	$3,072	$15,307
Operating Income (Loss)	309	240	201	187	937
Nonoperating Income (Expense)	(103)	(133)	(164)	(171)	(571)
Net Income (Loss)	206	107	37	15	365
Basic Earnings (Loss) per Share*	.01	.01	.02	.00	.01
Diluted Earnings (Loss) per Share*	.01	.01	.01	.00	.01
*Rounded to nearest tenth

2005	First	Second	Third	Fourth	Total
Revenue	$5,172	$5,931	$7,011	$5,276	$23,390
Operating Income (Loss)	500	667	769	858	2,794
Nonoperating Income (Expense)	(77)	(85)	(102)	(84)	(348)
Net Income (Loss)	424	582	666	774	2,446
Basic Earnings (Loss) per Share*	.01	.01	.02	.02	.06
Diluted Earnings (Loss) per Share*	.01	.01	.01	.02	.06
*Rounded to nearest tenth

The individual quarter and fiscal year earnings per share are presented as shown in our quarterly and annual filings with the Securities and Exchange Commission. These numbers are rounded to the nearest tenth.

SCHEDULE II

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED APRIL 30, 2007, 2006 AND 2005
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Description
Year ended April 30, 2007
Allowance for doubtful accounts	$149,577	$4,656	$-	$154,233
Reserve for inventory obsolescence	431,776	21,166	-	452,942
Reserve for Indian gaming development	2,912,440	-	-	2,912,440
Deferred interest (1)	31,620	-	16,174	15,446
Income tax valuation allowance	1,839,000	-	288,000	1,551,000

Year ended April 30, 2006
Allowance for doubtful accounts	$88,250	$61,327	$-	$149,577
Reserve for inventory obsolescence	395,020	36,756	-	431,776
Reserve for Indian gaming development	2,912,440	-	-	2,912,440
Deferred interest (1)	54,404	-	22,784	31,620
Income tax valuation allowance	2,068,000	-	229,000	1,839,000

Year ended April 30, 2005
Allowance for doubtful accounts	$25,576	$62,674	$-	$88,250
Reserve for inventory obsolescence	346,311	48,709	-	395,020
Reserve for Indian gaming development	2,712,440	200,000	-	2,912,440
Deferred interest (1)	85,885	-	31,481	54,404
Income tax valuation allowance	3,036,000	-	968,000	2,068,000

(1) Interest to be paid as part of the note payable on discontinued operations.