Form 10-Q
period 2007-07-31
BUTLER NATIONAL CORP
filed 2007-09-14
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended July 31, 2007
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the quarter ended July 31, 2007
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 7, 2007 was 53,812,469 shares.

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	07/31/07	4/30/07	LIABILITIES AND STOCKHOLDERS' EQUITY	07/31/07	4/30/07
	unaudited	audited		unaudited	audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$1,579,657	$1,789,169	Bank overdraft payable	$129,721	$186,646
Accounts receivable, net of allowance for			Promissory notes payable	242,573	749,784
doubtful accounts of $131,228 at July 31, 2007 and			Current maturities of long-term debt and capital lease
$154,233 at April 30, 2007	743,206	961,504	obligations	4,730,315	4,450,341
			Accounts payable	475,218	487,551
			Customer deposits	45,000	558,020
Inventories -			Accrued liabilities
Raw materials	4,456,646	4,977,229	Compensation and compensated absences	505,534	500,843
Work in process	312,266	286,278	Other	443,692	343,281
Real estate construction in process	1,883,028	1,532,344		--------------	--------------
Finished goods	92,124	73,817	Total current liabilities	6,572,053	7,276,466
Aircraft	5,049,118	5,049,118
	--------------	--------------	LONG-TERM DEBT AND CAPITAL LEASE, NET
	11,793,182	11,918,786	OF CURRENT MATURITIES	2,426,453	2,521,380
Prepaid expenses and other current assets	112,740	112,333
	--------------	--------------		--------------	--------------
Total current assets	14,228,785	14,781,792	Total liabilities	8,998,506	9,797,846

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			STOCKHOLDERS' EQUITY:
Land and building	2,312,856	2,311,656	Preferred stock, par value $5
Machinery and equipment	1,598,467	1,598,468	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	710,289	688,823	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
	4,625,861	4,603,196	no shares issued and outstanding	-	-
Accumulated depreciation	(2,361,796)	(2,324,637)	$1,000 Class B, 6%, convertible cumulative,
	--------------	--------------	liquidation and redemption value $1,000
	2,264,065	2,278,559	no shares issued and outstanding	-	-
			Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	1,495,175	1,495,175	Authorized 100,000,000 shares
			issued and outstanding 54,133,896 shares at
			at July 31 and 53,824,701 at April 30, 2007	541,339	538,247
ADVANCES FOR INDIAN GAMING DEVELOPMENTS			Common stock, owed but not issued 278,573 shares
(net of reserves of $2,912,440)	1,806,551	1,806,551	at July 31 and 587,768 at April 30, 2007	2,786	5,877
			Capital contributed in excess of par	10,817,791	10,817,792
			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
			Retained earnings	249,554	17,715
OTHER ASSETS	83,400	83,400		--------------	--------------
			Total stockholders' equity	10,879,470	10,647,631
	--------------	--------------		--------------	--------------
Total assets	$19,877,976	$20,445,477	Total liabilities and stockholders' equity	$19,877,976	$20,445,477
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	THREE MONTHS ENDED
	July 31,
	2007	2006
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$1,894,679	$2,041,446
Avionics / Defense	1,659,311	204,595
Management / Professional Services	1,153,338	830,021
	--------------	--------------
Net Revenues	4,707,328	3,076,062

COST OF SALES
Aircraft / Modifications	1,636,587	1,593,731
Avionics / Defense	946,738	233,708
Management / Professional Services	599,562	263,572
	--------------	--------------
Total Cost of Sales	3,182,887	2,091,011
	--------------	--------------
GROSS PROFIT	1,524,441	985,051

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,114,216	821,146
	--------------	--------------
OPERATING INCOME	410,225	163,905

OTHER INCOME (EXPENSE)
Interest expense	(132,639)	(120,060)
Other	-	130
	--------------	--------------
Other expense	(132,639)	(119,930)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	277,586	43,975

PROVISION FOR INCOME TAXES	(45,747)	-
	--------------	--------------
NET INCOME	$231,839	$43,975
	========	========

BASIC EARNINGS PER COMMON SHARE	$.00	$.01
	========	========
Shares used in per share calculation	53,245,642	53,051,837
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.00	$.01
	========	========
Shares used in per share calculation	53,358,984	53,160,066
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	July 31,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$231,839	$43,975
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	37,160	38,962

Changes in assets and liabilities:
Accounts receivable	218,298	(91,108)
Contracts in process	(350,684)	(85,629)
Inventories	476,288	(171,306)
Prepaid expenses and other current assets	(407)	(6,083)
Accounts payable	(69,258)	(175,695)
Customer deposits	(513,020)	-
Accrued liabilities	105,102	(88,531)
	--------------	--------------
Cash provided by (used in) operating activities	135,318	(535,415)
	--------------	--------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22,666)	-
	--------------	-------------
Cash provided by (used in) investing activities	(22,666)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under promissory notes, net	(507,211)	226,910
Repayments of long-term debt, net	185,047	(53,123)
	--------------	--------------
Cash provided by (used in) financing activities	(322,164)	173,787
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	(209,512)	(361,628)

CASH, beginning of period	1,789,169	925,577
	--------------	--------------
CASH, end of period	$1,579,657	$563,949
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$132,639	$120,060
Income taxes paid	15,747	7,000

The accompanying notes are an integral part of these statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2007. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2007 are not indicative of the results of operations that may be expected for the year ending April 30, 2008.

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

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at July 31, 2007 and April 30, 2007. Based on the information available to us we believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. Due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution we believe it is necessary to establish reserves against the advances. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. The assets are intended to be used with Tribal casinos and consist of the purchase of land, land improvements, professional design fees, and other consulting and legal costs related to the development of Indian gaming facilities. The land purchases are located adjacent to residential developments. We believe that these tracts could be developed and sold for residential and commercial use to recover advances if the gaming enterprises do not open.

3. Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

4. Research and Development: We charge to operations research and development costs. The amount charged in the three months ended July 31, 2007 and 2006 was approximately $569,519 and $498,631 respectively.

5. Borrowings: A line of credit in the amount of $1,224,285 was entered into on July 7, 2006. An additional line of credit in the amount of $1,508,000 was entered into on October 25, 2006. Both lines of credit are to be used for the BCS Design, Inc. construction projects in Junction City, Kansas. As of July 31, 2007 we have borrowed $1,111,000 and $762,663 respectively.

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

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2008 COMPARED TO FIRST QUARTER FISCAL 2007

Our sales for the three months ended July 31, 2007 were $4,707,328, an increase of 53% from the three months ended July 31, 2006 with sales of $3,076,062. We experienced a 531% increase in earnings before taxes from the first quarter of 2006 to the first quarter of 2007. Our operating profit for the three months ended July 31, 2007 was $410,225, compared to $163,905 for the three months ended July 31, 2006, an increase of 150%.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from Aircraft Modifications including modified aircraft decreased 7.2% from $2,041,446 in the first three months of fiscal year 2007 to $1,894,679 in the current three months of fiscal 2008. The modifications segment had an operating profit of $112,972 in the three months ended July 31, 2007, compared to a profit of $309,584 in the three months ended July 31, 2006. Avcon RVSM sales increased by approximately $234,982. Revenues generated from other modification services decreased $381,748 in the three months ended July 31, 2007.

We believe we will sell and install approximately an additional 25 to 50 Lear 20 & 30 series RVSM kits during the next two years. In addition to the RVSM sales, we expect to experience some increase in our base modification sales. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership positively impacts our aircraft modification revenues. Although we cannot anticipate the future we must always consider the negative impact of items such as the 9-11 event, increases in fuel prices and general economic downturns.

Aircraft Acquisitions and Sales: There was no activity in the three months ended July 31, 2006 or in the three months ended July 31, 2007. We acquired no aircraft during the three months ended July 31, 2007. Management expects this business segment to have increased sales in the next year. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales from Avionics increased 711%, from $204,595 in the three months ended July 31, 2006, to $1,659,311 in the three months ended July 31, 2007. This increase is directly related to sales of defense products. Operating profits increased from a loss of $163,497 for the three months ended July 31, 2006 to a profit of $516,259 for the three months ended July 31, 2007. The increase in operating profit is related to an increase in sales in the first quarter. Management expects this business segment to significantly increase in future years due to the addition of new fuel system protection devices like the TSD, GFI, and other classic aviation defense products.

Services - SCADA Systems and Monitoring Services: Revenue increased from $399,849 for the three months ended July 31, 2006 to $471,610 for the three months ended July 31, 2007, an increase of 17.9%. During the three months ended July 31, 2007 we maintained a relatively level volume of long-term contracts with municipalities. We had increased revenue due to a significant contract for the rehabilitation of city lift stations. We anticipate the revenues from additional lift station rehabilitations to continue for the next few years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal 2008.

Gaming: Revenues from management services related to gaming decreased 2.5% from $360,409 for the three months ended July 31, 2006 compared to $351,277 for the three months ended July 31, 2007. This decrease was due to a flood that occurred in Oklahoma which caused the Stables to be shut down for seven days.

During the three months ended July 31, 2007 we expensed approximately $170,000 for the development of Gaming in Kansas compared to approximately $57,000 for the three months ended July 31, 2006 an increase of 200%. We expect these increased costs to continue for the remainder of the year.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, on site contract management of gaming establishments, flight, and engineering services. Management consulting and professional fees, including sales related to completed projects, were $330,451 for the three months ended July 31, 2007 and $69,762 for the three months ended July 31, 2006, an increase of 373%. Projects under construction were approximately $1,883,000 at July 31, 2007.

Selling, General and Administrative (SG&A): Expenses were $1,114,216 or 24% of revenues for the three months ended July 31, 2007 compared to 26.6% of revenues for the three months ending July 31, 2006. Business overhead expenses were maintained at relatively the same level as last year.

Other Income (Expense): Other expenses increased from $119,930 in the three months ended July 31, 2006 to $132,639 for the three months ended July 31, 2007. The additional interest expenses of $12,709 were a combination of increased interest rates and additional borrowings.

Earnings: Our net income for the prior three months period ended July 31, 2006 was $43,975. Our net income for the current three months ended July 31, 2007 was $231,839.

Employees: We employed 88 at July 31, 2007 and 93 at July 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2008 and beyond.

We do not, as of July 31, 2007, have any material commitments for other capital expenditures other than the terms of the Indian Gaming Management Agreements should any additional casinos materialize. We will need additional funds to complete our planned Indian gaming opportunities. We will use current cash available as well as additional funds, for the start up and construction of gaming facilities. We anticipate initially obtaining these funds from internally generated working capital and borrowings.

Analysis and Discussion of Cash Flow

During the first quarter of fiscal year 2008 our cash position decreased by $209,512 and can be attributed to the following. Cash provided by operating activities improved by $135,318. During the first quarter fiscal 2008 we reported net income of $231,839. Adjustments to net income provided by operations consisted of a non-cash deduction for depreciation of $37,160. Cash used for operating activities resulted in a reduction of accounts receivable of $218,298. Inventories were reduced by $476,288. We used funds for real-estate projects under construction of $350,684. We have reduced our build up of inventory for the avionics and aircraft modification divisions but continue to have approximately six months of additional inventory for the defense product components and RVSM components. Lead-time for the components is dictated by the market place resulting in the build up of inventory to support sales and avoid halting production because of material shortages. We believe our inventory will be realized in the normal course of business. Prepaid expenses and accounts payable used $69,665. Our defense customers decreased deposits with us resulting in a change of $513,000 during the first quarter fiscal 2008.

We have invested approximately $23,000 for computer hardware and software in the first quarter of fiscal 2008.

Cash used by financing activities was $322,164. We reduced our line of credit borrowing by approximately $500,000 while increasing our borrowings by a net of $185,047 of which can be attributed to real estate projects under construction.

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

Long-lived assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. We determined that as of July 31, 2007, there had been no impairment in the carrying value of long-lived assets.

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

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at July 31, 2007 and July 31, 2006. We believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. We believe it is necessary to establish reserves against the advances due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with Tribal casinos and consist of the purchase of land and land improvements related to the development of Indian Gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

Changing Prices and Inflation

We did experience some pressure from inflation in fiscal 2008. These include increases in airplane travel and transportation costs. This additional cost may not be transferable to our customers resulting in lower income. We anticipate long-term fuel costs and interest rates to continue to rise.

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
99

Exhibit Number 99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
September 14, 2007 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
September 14, 2007 Date	/S/ Angela D. Shinabargar Angela D. Shinabargar (Chief Financial Officer)