Form 10-Q
period 2007-10-31
BUTLER NATIONAL CORP
filed 2007-12-14
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended October 31, 2007
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the quarter ended October 31, 2007
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 7, 2007 was 53,812,469 shares.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION:	PAGE NO.
	Condensed Consolidated Balance Sheets - October 31, 2007 and April 30, 2007	3
	Condensed Consolidated Statements of Income - Three Months ended October 31, 2007 and 2006	4
	Condensed Consolidated Statements of Income - Six Months ended October 31, 2007 and 2006	5
	Condensed Consolidated Statements of Cash Flows - Six months ended October 31, 2007 and 2006	6
	Notes to Condensed Consolidated Financial Statements	7-8
	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-13
	Item 3 Quantitative & Qualitative Disclosures about Market Risk	13
	Item 4 Controls and Procedures	13
PART II.	Other Information	14
	Signatures	15

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	10/31/07	4/30/07	LIABILITIES AND STOCKHOLDERS' EQUITY	10/31/07	4/30/07
	unaudited	audited		unaudited	audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$2,065,726	$1,789,169	Bank overdraft payable	$117,952	$186,646
Accounts receivable, net of allowance for			Promissory notes payable	225,836	749,784
doubtful accounts of $131,228 at October 31, 2007 and			Current maturities of long-term debt and capital lease
$154,233 at April 30, 2007	1,102,590	961,504	obligations	4,519,597	4,450,341
			Accounts payable	636,892	487,551
			Customer deposits	806,135	558,020
Inventories -			Accrued liabilities
Raw materials	4,199,275	4,977,229	Compensation and compensated absences	304,268	500,843
Work in process	362,492	286,278	Other	649,967	343,281
Real estate construction in process	2,422,951	1,532,344		--------------	--------------
Finished goods	87,944	73,817	Total current liabilities	7,260,647	7,276,466
Aircraft	5,049,118	5,049,118
	--------------	--------------	LONG-TERM DEBT AND CAPITAL LEASE, NET
	12,121,780	11,918,786	OF CURRENT MATURITIES	2,528,347	2,521,380
Prepaid expenses and other current assets	118,597	112,333
	--------------	--------------		--------------	--------------
Total current assets	15,408,693	14,781,792	Total liabilities	9,788,994	9,797,846

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			STOCKHOLDERS' EQUITY:
Land and building	2,186,376	2,311,656	Preferred stock, par value $5
Machinery and equipment	1,592,228	1,598,468	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	711,037	688,823	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
	4,493,890	4,603,196	no shares issued and outstanding	-	-
Accumulated depreciation	(2,318,477)	(2,324,637)	$1,000 Class B, 6%, convertible cumulative,
	--------------	--------------	liquidation and redemption value $1,000
	2,175,413	2,278,559	no shares issued and outstanding	-	-
			Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	1,381,692	1,495,175	Authorized 100,000,000 shares
			issued and outstanding 54,133,896 shares at
			at October 31 and 53,824,701 at April 30, 2007	541,339	538,247
ADVANCES FOR INDIAN GAMING DEVELOPMENTS			Common stock, owed but not issued 278,573 shares
(net of reserves of $2,912,440)	1,806,551	1,806,551	at October 31 and 587,768 at April 30, 2007	2,786	5,877
			Capital contributed in excess of par	10,817,791	10,817,792
			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
			Retained earnings	436,839	17,715
OTHER ASSETS	83,400	83,400		--------------	--------------
			Total stockholders' equity	11,066,755	10,647,631
	--------------	--------------		--------------	--------------
Total assets	$20,855,749	$20,445,477	Total liabilities and stockholders' equity	$20,855,749	$20,445,477
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	THREE MONTHS ENDED
	October 31,
	2007	2006
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$2,504,535	$2,103,368
Avionics / Defense	941,781	1,171,059
Management / Professional Services	787,717	1,080,680
	--------------	--------------
Net Revenues	4,234,033	4,355,107

COST OF SALES
Aircraft / Modifications	1,968,138	1,643,675
Avionics / Defense	348,029	747,552
Management / Professional Services	325,454	484,168
	--------------	--------------
Total Cost of Sales	2,641,621	2,875,395
	--------------	--------------
GROSS PROFIT	1,592,412	1,479,712

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,257,226	1,047,139
	--------------	--------------
OPERATING INCOME	335,186	432,573

OTHER INCOME (EXPENSE)
Interest expense	(124,151)	(141,444)
Other	3,500	34,653
	--------------	--------------
Other expense	(120,651)	(106,791)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	214,535	325,782

PROVISION FOR INCOME TAXES	(27,250)	(59,824)
	--------------	--------------
NET INCOME	$187,285	$265,958
	========	========

BASIC EARNINGS PER COMMON SHARE	$.00	$.01
	========	========
Shares used in per share calculation	53,812,469	53,051,837
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.00	$.01
	========	========
Shares used in per share calculation	53,812,469	53,146,665
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	SIX MONTHS ENDED
	October 31,
	2007	2006
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$4,399,214	$4,144,814
Avionics / Defense	2,601,091	1,375,654
Management / Professional Services	1,941,056	1,910,701
	--------------	--------------
Net Revenues	8,941,361	7,431,169

COST OF SALES
Aircraft / Modifications	3,604,725	3,237,405
Avionics / Defense	1,294,767	981,260
Management / Professional Services	925,016	747,741
	--------------	--------------
Total Cost of Sales	5,824,508	4,966,406
	--------------	--------------
GROSS PROFIT	3,116,853	2,464,763

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,371,442	1,868,285
	--------------	--------------
OPERATING INCOME	745,411	596,478

OTHER INCOME (EXPENSE)
Interest expense	(256,790)	(261,504)
Other	3,500	34,783
	--------------	--------------
Other expense	(253,290)	(226,721)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	492,121	369,757

PROVISION FOR INCOME TAXES	(72,997)	(59,824)
	--------------	--------------
NET INCOME	$419,124	$309,933
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.01
	========	========
Shares used in per share calculation	53,812,469	53,051,837
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.01
	========	========
Shares used in per share calculation	53,812,469	53,146,665
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	October 31,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$419,124	$309,933
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	80,099	78,072
Impairment of assets	90,290	-
Supplemental type certificates amortization	113,483	-
Gain - Loss on disposal of fixed assets	70,220	-

Changes in assets and liabilities:
Accounts receivable	(141,085)	(263,629)
Contracts in process	(980,898)	(400,103)
Inventories	687,613	257,804
Prepaid expenses and other current assets	(6,264)	(302)
Accounts payable	80,646	(199,184)
Customer deposits	248,115	-
Accrued liabilities	110,111	(33,175)
	--------------	--------------
Cash provided by (used in) operating activities	771,454	(250,584)
	--------------	--------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(47,173)	(17,053)
	--------------	-------------
Cash provided by (used in) investing activities	(47,173)	(17,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under promissory notes, net	(523,948)	44,013
Borrowings of long-term debt	2,280,696	229,406
Repayments of long-term debt	(2,204,472)	-
	--------------	--------------
Cash provided by (used in) financing activities	(447,724)	273,419
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	276,557	5,782

CASH, beginning of period	1,789,169	925,577
	--------------	--------------
CASH, end of period	$2,065,726	$931,359
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$256,790	$261,504
Income taxes paid	72,997	39,824

The accompanying notes are an integral part of these statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2007. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2007 are not indicative of the results of operations that may be expected for the year ending April 30, 2008.

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

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at October 31, 2007 and April 30, 2007. Based on the information available to us we believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. Due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution we believe it is necessary to establish reserves against the advances. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. The assets are intended to be used with Tribal casinos and consist of the purchase of land, land improvements, professional design fees, and other consulting and legal costs related to the development of Indian gaming facilities. The land purchases are located adjacent to residential developments. We believe that these tracts could be developed and sold for residential and commercial use to recover advances if the gaming enterprises do not open.

3. Gaming Developments: We capitalized a total of $254,868 for the development of Kansas gaming during the six months ending October 31, 2007. In addition, we expensed approximately $418,000 for the development of gaming in Kansas.

4. Earnings Per Share: Earnings per common share are based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

5. Research and Development: We charge to operations research and development costs. The amount charged in the six months ended October 31, 2007 and 2006 was approximately $1,373,000 and $1,034,000 respectively.

6. Borrowings: A line of credit in the amount of $1,224,285 was entered into on July 7, 2006. An additional line of credit in the amount of $1,508,000 was entered into on October 25, 2006. Both lines of credit are to be used for the BCS Design, Inc. construction projects in Junction City, Kansas. As of October 31, 2007 we have borrowed $1,075,515 and $927,624 respectively.

7. Impairment of Assets: An impairment of approximately $90,000 was taken on the townhomes in Junction City, Kansas due to a delay in construction completion and the delay in the return of Fort Riley military personnel in Iraq.

Several assets were written off at Avcon, totaling $70,220. These assets were related to building improvements and equipment when we moved from Hangar J that we no longer occupy.

8. Subsequent Events: As of October 31, 2007, we had a material commitment to purchase property in Dodge City, Kansas for approximately $1,700,000. We closed on this property November 15, 2007. Total borrowings for this acquisition are $1,376,000.

On November 30, 2007 an Arbitrator awarded a judgment against BCS Design, Inc. in the net amount of $186,041 as a result of disputes related to the construction of an office building. We believe that part of this award will be covered by our insurance.

The rest of this page is intentionally left blank.
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

RESULTS OF OPERATIONS

YEAR TO DATE OCTOBER 31, 2007 COMPARED TO YEAR TO DATE OCTOBER 31, 2006

Our sales for the six months ended October 31, 2007 were $8,941,361, an increase of 20% from the six months ended October 31, 2006 with sales of $7,431,169. Our operating profit for the six months ended October 31, 2007 was $745,411, compared to $596,478 for the six months ended October 31, 2006, an increase of 25%.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from Aircraft Modifications including modified aircraft increased 6.1% from $4,144,814 in the first six months of fiscal year 2007 to $4,399,214 in the current six months of fiscal 2008. The modifications segment had an operating profit of $148,865 in the six months ended October 31, 2007, compared to a profit of $224,171 in the six months ended October 31, 2006. Avcon RVSM sales increased by approximately $352,468. Revenues generated from other modification services decreased $98,068 in the six months ended October 31, 2007.

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

Aircraft Acquisitions and Sales: There was no activity in the six months ended October 31, 2006 or in the six months ended October 31, 2007. We acquired no aircraft during the six months ended October 31, 2007. Management expects this business segment to have increased sales in the next year. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales from Avionics increased 89%, from $1,375,654 in the six months ended October 31, 2006, to $2,601,091 in the six months ended October 31, 2007. This increase is directly related to both new sales and recertification of TSD products. Operating profits increased from a loss of $21,646 for the six months ended October 31, 2006 to a profit of $488,540 for the six months ended October 31, 2007. The increase in operating profit is related to an increase in sales of TSD products. Management expects this business segment to significantly increase in future years due to the addition of new fuel system protection devices like the TSD, GFI, and other classic aviation defense products.

Services - SCADA Systems and Monitoring Services: Revenue decreased from $1,060,728 for the six months ended October 31, 2006 to $848,412 for the six months ended October 31, 2007, a decrease of 20%. During the six months ended October 31, 2007 we maintained a relatively level volume of long-term contracts with municipalities. We had decreases in revenue due to a slow down in the rehabilitation of city lift stations. We anticipate the revenues from additional lift station rehabilitations to continue for the next few years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal 2008.

Gaming: Revenues from management services related to gaming increased 4.5% from $684,594 for the six months ended October 31, 2006 compared to $715,597 for the six months ended October 31, 2007. Sales continue to have a steady climb due to the addition of Class III casino gaming in Oklahoma.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, on site contract management of gaming establishments, flight, and engineering services. Management consulting and professional fees, including sales related to completed projects, were $377,046 for the six months ended October 31, 2007 and $165,378 for the six months ended October 31, 2006, an increase of 128%. Projects under construction were $2,422,951 at October 31, 2007. An impairment of approximately $90,000 was taken on the townhomes in Junction City, Kansas due to a delay in construction completion and the delay in the return of Fort Riley military personnel in Iraq.

Selling, General and Administrative (SG&A): Expenses were $2,371,442, 26.5% of revenues, for the six months ended October 31, 2007 compared to 25% of revenues for the six months ending October 31, 2006. Business overhead expenses were increased overall due to the Kansas gaming endeavors.

During the six months ended October 31, 2007 we expensed approximately $418,000 for the development of Gaming in Kansas compared to approximately $70,000 for the six months ended October 31, 2006. We expect these increased costs to continue for the remainder of the year in an effort to secure a gaming contract in Kansas.

Other Income (Expense): Other interest decreased from $261,504 in the six months ended October 31, 2006 to $256,790 for the six months ended October 31, 2007. There was a net debt reduction of $447,724 during the six months ended October 31, 2007.

Earnings: Our operating profit for the six months ended October 31, 2007 was $745,411, compared to $596,478 for the six months ended October 31, 2006, an increase of 25%. Our net income for the prior six months period ended October 31, 2006 was $309,933. Our net income for the current six months ended October 31, 2007 was $419,124.

Employees: We employed 86 at October 31, 2007 and 95 at October 31, 2006.

SECOND QUARTER FISCAL 2008 COMPARED TO SECOND QUARTER FISCAL 2007

Our sales for the three months ended October 31, 2007 were $4,234,033, a decrease of 2.8% from the three months ended October 31, 2006 with sales of $4,355,107. Our operating profit for the three months ended October 31, 2007 was $335,186, compared to $432,573 for the three months ended October 31, 2006.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from Aircraft Modifications including modified aircraft increased $401,167 (19.1%) from $2,103,368 in the second quarter of fiscal year 2007 to $2,504,535 in the current quarter of fiscal 2008. Revenues from non RVSM modification services increased $283,680 or 19% in the second quarter of fiscal 2008. RVSM revenues increased by 18% in the second quarter of fiscal 2008, compared to the second quarter of fiscal 2007.

Considerable time was spent on additions to the RVSM STC and certification of special mission STC's for our modification customers. These events reallocated used capacity and reduced RVSM completions. The modifications segment had an operating profit of $165,893 for the three months ended October 31, 2007 compared to operating profit of $94,587 for the three months ended October 31, 2006.

Aircraft Acquisitions and Sales: There was no activity for the three months ended October 31, 2007. We acquired no aircraft during the three months ended October 31, 2006. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales were $941,781 for the three months ended October 31, 2007 compared to $1,171,059 in the comparable period of the preceding year, a decrease of 19.6%. Operating profit for the three months ended October 31, 2007 was $137,281 compared to an operating profit of $167,351 for the three months ended October 31, 2006. We expect this business segment to significantly increase in future years due to the addition of new fuel system protection devices like the TSD, GFI and other classic aviation defense products. During the second quarter of 2008 we focused our efforts on the build up of product for several customers.

Services - SCADA Systems and Monitoring Services: Revenue decreased from $660,879 for the three months ended October 31, 2006 to $376,802 for the three months ended October 31, 2007, a decrease of 43%. During the three months ended October 31, 2007 we maintained a relatively level volume of long-term contracts with municipalities. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. Our contract with one of our largest customers has been renewed through fiscal 2008. We had an operating profit of $14,148 in Monitoring Services for the three months ended October 31, 2007, compared to $54,501 for the three months ended October 31, 2006.

Gaming: Revenues from management services related to gaming increased for the three months ended October 31, 2007. This increase is related to the approval of Class III casino gaming in Oklahoma.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of gaming establishments and engineering services. Flight and engineering services are also provided. Management consulting and professional fees were $46,595 for the three months ended October 31, 2007 and $95,616 for the three months ended October 31, 2006, a decrease of 51.3%.

Other Income (Expense): Interest expense decreased from $141,444 in the three months ended October 31, 2006 to $124,151 for the three months ended October 31, 2007. The additional interest expense was a result of decreased borrowings. Corporate tax expense decreased by $32,574 in the three months ended October 31, 2007.

Earnings: Our net income for the prior three months period ended October 31, 2006 was $265,958. Our net income for the current three months ended October 31, 2007 was $187,285.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2008 and beyond.

As of October 31, 2007, we had a material commitment to purchase property in Dodge City, Kansas for approximately $1,700,000. We closed on this property November 15, 2007. Total borrowings for this acquisition are $1,376,000.

We have other material commitments for other capital expenditures related to the terms of the Indian Gaming Management Agreements should any additional casinos materialize. We will need additional funds to complete our planned Indian gaming opportunities. We will use current cash available as well as additional funds, for the start up and construction of gaming facilities. We anticipate initially obtaining these funds from internally generated working capital and borrowings.

Analysis and Discussion of Cash Flow

During the first six months of fiscal year 2008 our cash position increased by $276,557, this increase can be attributed to the following. Cash provided by operating activities improved by $771,454. Net income for the six months ending October 31, 2007 was $419,124. Customer deposits increased by $248,115. Construction projects in Junction City, Kansas used $681,839 and approximately $210,000 was capitalized towards the development of property in Dodge City, Kansas. Inventories decreased by approximately $687,000 of which approximately 80% is a reduction in the RVSM inventory. We have continued to reduce our inventory related to RVSM and Defense components.

Several assets were written off at Avcon, totaling $70,220. These assets were related to building improvements and equipment from Hangar J that we no longer occupy. Building improvements at our office in Tempe, Arizona and equipment purchases made up the net difference. The amortized costs for research and development for Avcon's STC's was $113,483 for the first six months of fiscal year 2008.

We used net borrowings for real-estate projects under construction in Junction City, Kansas in the amount of $626,177. Our financing activities not related to Junction City, Kansas were reduced by $1,073,300 resulting in an overall net reduction in financing activities of $447,724.

Revenue Recognition: We perform aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. Revenue for off-the-shelf items and aircraft sales is recognized on the date of sale.

Revenue from Avionics is recognized when shipped and payment for materials are due within 30 days of invoicing. Revenue for SCADA services, Gaming Management, and other Corporate/Professional Services are recognized on a monthly basis as services are rendered. Payments for these services are received within 30 days of invoicing.

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

Long-lived assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. We determined that as of October 31, 2007, there had been no impairment in the carrying value of long-lived assets.

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

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at October 31, 2007 and October 31, 2006. We believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. We believe it is necessary to establish reserves against the advances due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with Tribal casinos and consist of the purchase of land and land improvements related to the development of Indian Gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

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

PART II. OTHER INFORMATION
Item 1

Legal Proceedings
On November 30, 2007 an Arbitrator awarded a judgment against BCS Design, Inc. in the net amount of $186,041 as a result of disputes related to the construction of an office building. We believe that part of this award will be covered by our insurance.

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
BUTLER NATIONAL CORPORATION (Registrant)
December 14, 2007 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
December 14, 2007 Date	/S/ Angela D. Shinabargar Angela D. Shinabargar (Chief Financial Officer)