Form 10-Q
period 2008-01-31
BUTLER NATIONAL CORP
filed 2008-03-13
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
---------------------------------- FORM 10-Q -----------------------------------
(Mark One) X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the quarter ended January 31, 2008
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the quarter ended January 31, 2008
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
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 7, 2007 was 53,812,469 shares.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION:	PAGE NO.
	Condensed Consolidated Balance Sheets - January 31, 2008 and April 30, 2007	3
	Condensed Consolidated Statements of Income - Three Months ended January 31, 2008 and 2007	4
	Condensed Consolidated Statements of Income - Nine Months ended January 31, 2008 and 2007	5
	Condensed Consolidated Statements of Cash Flows - Nine months ended January 31, 2008 and 2007	6
	Notes to Condensed Consolidated Financial Statements	7-8
	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-13
	Item 3 Quantitative & Qualitative Disclosures about Market Risk	13
	Item 4 Controls and Procedures	13
PART II.	Other Information	14
	Signatures	15

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	01/31/08	4/30/07	LIABILITIES AND STOCKHOLDERS' EQUITY	01/31/08	4/30/07
	unaudited	audited		unaudited	audited
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$1,386,870	$1,789,169	Bank overdraft payable	$30,776	$186,646
Accounts receivable, net of allowance for			Promissory notes payable	379,148	749,784
doubtful accounts of $131,228 at January 31, 2008 and			Current maturities of long-term debt and capital lease
$154,233 at April 30, 2007	1,514,046	961,504	obligations	4,388,170	4,450,341
			Accounts payable	593,133	487,551
			Customer deposits	1,058,135	558,020
Inventories -			Accrued liabilities
Raw materials	4,228,251	4,977,229	Compensation and compensated absences	300,386	500,843
Work in process	376,003	286,278	Other	681,466	343,281
Real estate construction in process	2,200,056	1,532,344		--------------	--------------
Finished goods	79,501	73,817	Total current liabilities	7,431,214	7,276,466
Aircraft	5,049,118	5,049,118
	--------------	--------------	LONG-TERM DEBT AND CAPITAL LEASE, NET
	11,932,929	11,918,786	OF CURRENT MATURITIES	3,841,370	2,521,380
Prepaid expenses and other current assets	206,099	112,333
	--------------	--------------		--------------	--------------
Total current assets	15,039,944	14,781,792	Total liabilities	11,272,584	9,797,846

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			STOCKHOLDERS' EQUITY:
Land and building	4,179,923	2,311,656	Preferred stock, par value $5
Machinery and equipment	1,592,228	1,598,468	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	803,406	688,823	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
	6,579,806	4,603,196	no shares issued and outstanding	-	-
Accumulated depreciation	(2,359,015)	(2,324,637)	$1,000 Class B, 6%, convertible cumulative,
	--------------	--------------	liquidation and redemption value $1,000
	4,220,791	2,278,559	no shares issued and outstanding	-	-
			Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	1,381,692	1,495,175	Authorized 100,000,000 shares
			issued and outstanding 54,133,896 shares at
			at January 31 and 53,824,701 at April 30, 2007	541,339	538,247
ADVANCES FOR INDIAN GAMING DEVELOPMENTS			Common stock, owed but not issued 278,573 shares
(net of reserves of $2,912,440)	1,806,551	1,806,551	at January 31 and 587,768 at April 30, 2007	2,786	5,877
			Capital contributed in excess of par	10,817,791	10,817,792
			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
			Retained earnings	629,878	17,715
OTHER ASSETS	83,400	83,400		--------------	--------------
			Total stockholders' equity	11,259,794	10,647,631
	--------------	--------------		--------------	--------------
Total assets	$22,532,378	$20,445,477	Total liabilities and stockholders' equity	$22,532,378	$20,445,477
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	THREE MONTHS ENDED
	January 31,
	2008	2007
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$2,054,134	$1,510,523
Avionics / Defense	1,173,411	620,857
Management / Professional Services	1,031,457	1,212,250
	--------------	--------------
Net Revenues	4,259,002	3,343,630

COST OF SALES
Aircraft / Modifications	1,614,127	1,289,732
Avionics / Defense	709,480	577,630
Management / Professional Services	496,009	593,202
	--------------	--------------
Total Cost of Sales	2,819,616	2,460,564
	--------------	--------------
GROSS PROFIT	1,439,386	883,066

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	997,073	855,135
	--------------	--------------
OPERATING INCOME	442,313	27,931

OTHER INCOME (EXPENSE)
Interest expense	(193,859)	(139,597)
Other	-	-
	--------------	--------------
Other expense	(193,859)	(139,597)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	248,453	(111,666)

PROVISION FOR INCOME TAXES	(55,414)	(7,856)
	--------------	--------------
NET INCOME (LOSS)	$193,040	$(119,522)
	========	========

BASIC EARNINGS PER COMMON SHARE	$.00	$.00
	========	========
Shares used in per share calculation	53,812,469	53,051,837
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.00	$.00
	========	========
Shares used in per share calculation	53,912,340	53,146,665
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	NINE MONTHS ENDED
	January 31,
	2008	2007
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$6,453,348	$5,655,338
Avionics / Defense	3,774,502	1,996,512
Management / Professional Services	2,972,513	3,122,950
	--------------	--------------
Net Revenues	13,200,363	10,774,800

COST OF SALES
Aircraft / Modifications	5,218,852	4,527,137
Avionics / Defense	2,004,247	1,558,890
Management / Professional Services	1,421,025	1,340,943
	--------------	--------------
Total Cost of Sales	8,644,124	7,426,970
	--------------	--------------
GROSS PROFIT	4,556,239	3,347,830

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,368,516	2,723,420
	--------------	--------------
OPERATING INCOME	1,187,723	624,410

OTHER INCOME (EXPENSE)
Interest expense	(450,649)	(401,101)
Other	3,500	34,783
	--------------	--------------
Other expense	(447,149)	(366,318)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	740,574	258,092

PROVISION FOR INCOME TAXES	(128,410)	(67,680)
	--------------	--------------
NET INCOME	$612,164	$190,412
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.00
	========	========
Shares used in per share calculation	53,812,469	53,051,837
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.00
	========	========
Shares used in per share calculation	53,912,340	53,146,665
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	January 31,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$612,163	$190,412
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	34,378	116,089
Impairment of assets	90,290	-
Supplemental type certificates amortization	113,483	-
Gain - Loss on disposal of fixed assets	70,220	-

Changes in assets and liabilities:
Accounts receivable	(552,542)	56,621
Contracts in process	(758,002)	(765,965)
Inventories	653,569	493,927
Prepaid expenses and other current assets	(93,766)	11,388
Accounts payable	(50,288)	(272,075)
Customer deposits	500,115	513,000
Accrued liabilities	137,728	58,058
	--------------	--------------
Cash provided by (used in) operating activities	757,348	401,455
	--------------	--------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - Property, Plant & Equipment	(2,046,830)	(455,391)
	--------------	-------------
Cash provided by (used in) investing activities	(2,046,830)	(455,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under promissory notes, net	(370,636)	351,622
Borrowings of long-term debt	2,265,507	387,989
Repayments of long-term debt	(1,007,688)	-
	--------------	--------------
Cash provided by (used in) financing activities	887,183	739,611
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	(402,299)	685,675

CASH, beginning of period	1,789,169	925,577
	--------------	--------------
CASH, end of period	$1,386,870	$1,611,252
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$360,047	$401,101
Income taxes paid	88,411	47,180

The accompanying notes are an integral part of these statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2007. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2008 are not indicative of the results of operations that may be expected for the year ending April 30, 2008.

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

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at January 31, 2008 and April 30, 2007. Based on the information available to us we believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. Due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution we believe it is necessary to establish reserves against the advances. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. The assets are intended to be used with Tribal casinos and consist of the purchase of land, land improvements, professional design fees, and other consulting and legal costs related to the development of Indian gaming facilities. The land purchases are located adjacent to residential developments. We believe that these tracts could be developed and sold for residential and commercial use to recover advances if the gaming enterprises do not open.

3. Entertainment Development: We had land development purchases totaling $1,993,547 and expenses of approximately $535,000 during the nine months ending January 31, 2008. Net borrowings at January 31, 2008 towards the purchase of land were $1,370,837.

4. Earnings Per Share: Earnings per common share are based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

5. Research and Development: We invested in research and development activities. The amount invested in the nine months ended January 31, 2008 and 2007 was approximately $3,746,000 and $1,506,000 respectively. We charge to operations research and development costs. The amount charged in the nine months ended January 31, 2008 and 2007 was approximately $1,485,000 and $1,335,000 respectively.

6. Borrowings: A line of credit in the amount of $1,224,285 was entered into on July 7, 2006. An additional line of credit in the amount of $1,508,000 was entered into on October 25, 2006. Both lines of credit are to be used for the BCS Design, Inc. construction projects in Junction City, Kansas. As of January 31, 2008 our current borrowings are $924,471 and $1,047,936 respectively.

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

RESULTS OF OPERATIONS

YEAR TO DATE JANUARY 31, 2008 COMPARED TO YEAR TO DATE JANUARY 31, 2007

Our sales for the nine months ended January 31, 2008 were $13,200,363, an increase of 22.5% from the nine months ended January 31, 2007 with sales of $10,774,800. Our operating profit for the nine months ended January 31, 2008 was $1,187,723, compared to $624,410 for the nine months ended January 31, 2007, an increase of 90%.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from Aircraft Modifications including modified aircraft increased 14.1% from $5,655,338 in the first nine months of fiscal year 2007 to $6,453,348 in the current nine months of fiscal 2008. The modifications segment had an operating profit of $743,070 in the nine months ended January 31, 2008, compared to a profit of $665,813 in the nine months ended January 31, 2007. Avcon RVSM sales increased by approximately $297,000. Revenues generated from other modification services increased $501,165 in the nine months ended January 31, 2008.

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

Aircraft Acquisitions and Sales: There was no activity in the nine months ended January 31, 2007 or in the nine months ended January 31, 2008. We acquired no aircraft during the nine months ended January 31, 2008. Management expects this business segment to have increased sales in the next year. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales from Avionics increased 89%, from $1,996,512 in the nine months ended January 31, 2007, to $3,774,502 in the nine months ended January 31, 2008. This increase is directly related to both new sales and recertification of TSD products. Operating profits increased from a loss of $54,550 for the nine months ended January 31, 2007 to a profit of $1,097,930 for the nine months ended January 31, 2008. The increase in operating profit is related to an increase in sales of TSD products. Management expects this business segment to significantly increase in future years due to the addition of new fuel system protection devices like the TSD, GFI, and other classic aviation defense products.

Services - SCADA Systems and Monitoring Services: Revenue decreased from $1,777,651 for the nine months ended January 31, 2007 to $1,175,662 for the nine months ended January 31, 2008, a decrease of 34%. During the nine months ended January 31, 2008 we maintained a relatively level volume of long-term contracts with municipalities. We had decreases in revenue due to a slow down in the rehabilitation of city lift stations. We anticipate the revenues from additional lift station rehabilitations to continue for the next few years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal 2008.

Gaming: Revenues from management services related to gaming decreased 5.2% from $1,096,866 for the nine months ended January 31, 2007 compared to $1,039,439 for the nine months ended January 31, 2008. Sales continue to have stability due to the addition of Class III casino gaming in Oklahoma.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, on site contract management of gaming establishments, flight, and engineering services. Management consulting and professional fees, including sales related to completed projects, were $818,402 for the nine months ended January 31, 2008 and $248,563 for the nine months ended January 31, 2007, an increase of 205%. Included in the revenue for the nine months ended January 31, 2008 is the sale of two town homes in Junction City, Kansas. Projects in process were $2,200,055 at January 31, 2008. An impairment of approximately $90,000 was taken on the townhomes in Junction City, Kansas due to a delay in construction completion and the delay in the return of Fort Riley military personnel in Iraq.

Selling, General and Administrative (SG&A): Expenses were $3,368,516, 25.5% of revenues, for the nine months ended January 31, 2008 compared to 25.3% of revenues for the nine months ending January 31, 2007. Business overhead expenses were increased overall due to the Kansas entertainment endeavors.

During the nine months ended January 31, 2008 we expensed approximately $535,000 for the development of Entertainment in Kansas compared to approximately $97,000 for the nine months ended January 31, 2007. We expect these increased costs to continue for the remainder of the year in an effort to secure a gaming contract in Kansas.

Other Income (Expense): Other interest increased from $401,101 in the nine months ended January 31, 2007 to $450,649 for the nine months ended January 31, 2008.

Earnings: Our operating profit for the nine months ended January 31, 2008 was $1,187,723, compared to $624,410 for the nine months ended January 31, 2007, an increase of 90%. Our net income for the prior nine months period ended January 31, 2007 was $190,412. Our net income for the current nine months ended January 31, 2008 was $612,163.

Employees: We employed 83 at January 31, 2008 and 93 at January 31, 2007.

THIRD QUARTER FISCAL 2008 COMPARED TO THIRD QUARTER FISCAL 2007

Our sales for the three months ended January 31, 2008 were $4,259,002, an increase of 27.4% from the three months ended January 31, 2007 with sales of $3,343,630. Our operating profit for the three months ended January 31, 2008 was $442,313, compared to $27,931 for the three months ended January 31, 2007.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from Aircraft Modifications including modified aircraft increased $543,611 (36%) from $1,510,523 in the third quarter of fiscal year 2007 to $2,054,134 in the current quarter of fiscal 2008. The modifications segment had an operating profit of $314,205 for the three months ended January 31, 2008 compared to operating profit of $141,642 for the three months ended January 31, 2007.

Aircraft Acquisitions and Sales: There was no activity for the three months ended January 31, 2008. We acquired no aircraft during the three months ended January 31, 2007. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales were $1,173,411 for the three months ended January 31, 2008 compared to $620,858 in the comparable period of the preceding year, an increase of 89%. Operating profit for the three months ended January 31, 2008 was $237,889 compared to an operating loss of $83,904 for the three months ended January 31, 2007. We expect this business segment to significantly increase in future years due to the addition of new fuel system protection devices like the TSD, GFI and other classic aviation defense products.

Services - SCADA Systems and Monitoring Services: Revenue decreased from $716,923 for the three months ended January 31, 2007 to $327,250 for the three months ended January 31, 2008, a decrease of 54%. During the three months ended January 31, 2008 we maintained a relatively level volume of long-term contracts with municipalities. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. Our contract with one of our largest customers has been renewed through fiscal 2008. We had an operating profit of $50,339 in Monitoring Services for the three months ended January 31, 2008, compared to $151,011 for the three months ended January 31, 2007.

Gaming: Revenues from management services related to gaming decreased for the three months ended January 31, 2008. The decrease is related to inclement weather during the winter months.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of gaming establishments and engineering services. Flight and engineering services are also provided. Management consulting and professional fees were approximately $233,000 for the three months ended January 31, 2008 and $83,000 for the three months ended January 31, 2007, an increase of 181%.

Other Income (Expense): Interest expense increased from $139,597 in the three months ended January 31, 2007 to $193,859 for the three months ended January 31, 2008. The additional interest expense was a result of increased borrowings. Corporate tax expense increased by $47,558 in the three months ended January 31, 2008.

Earnings: Our net income for the prior three months period ended January 31, 2007 was $119,522. Our net income for the current three months ended January 31, 2008 was $193,040.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2008 and beyond.

We closed on property purchased in Dodge City, Kansas on November 15, 2007. Net borrowings for this acquisition were $1,370,837.

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

Analysis and Discussion of Cash Flow

During the first nine months of fiscal year 2008 our cash position decreased by $402,299. Cash provided by operating activities were $757,348. Development projects in Junction City, Kansas used approximately $758,000. Net income for the nine months ending January 31, 2008 was $612,163. Customer deposits increased by $500,115, while receivables increased by approximately $550,000 most of which was due to receivables for our Defense Product lines. Inventories decreased by approximately $654,000 of which approximately 65% is a reduction in the Aircraft Modifications inventory.

We invested approximately $1,994,000 towards Kansas Gaming land development and another $52,000 was used toward building improvements in the Kansas and Tempe offices.

Cash provided by financing activities contributed $887,183 in cash. We borrowed approximately $1,376,000 towards the purchase of land in Dodge City, Kansas and approximately $890,000 towards the Junction City building projects. Two homes were sold in Junction City, Kansas reducing our overall borrowings by approximately $294,000. Remaining debt was reduced by more than $1,084,000.

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

Long-lived assets: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. We determined that as of January 31, 2008, there had been no impairment in the carrying value of long-lived assets.

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

We have advanced and invested a total of $4,718,991 in Indian gaming developments. We have reserves of $2,912,440, at January 31, 2008 and January 31, 2007. We believe that our advances for Indian gaming developments will be totally reimbursed as casinos are opened. We believe it is necessary to establish reserves against the advances due to the fact that all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution. The reserve amount is an estimate of the value we would receive if a Tribal casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with Tribal casinos and consist of the purchase of land and land improvements related to the development of Indian Gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

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

PART II. OTHER INFORMATION
Item 1

Legal Proceedings
On November 30, 2007 an Arbitrator awarded a judgment against BCS Design, Inc. in the net amount of $186,041 as a result of disputes related to the construction of an office building. The net amount that was paid by the Company towards the judgment was approximately $22,000.

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
BUTLER NATIONAL CORPORATION (Registrant)
March 13, 2008 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
March 13, 2008 Date	/S/ Angela D. Shinabargar Angela D. Shinabargar (Chief Financial Officer)