Form 10-K
period 2008-04-30
BUTLER NATIONAL CORP
filed 2008-07-29
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One) [X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended April 30, 2008 or
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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity of the Registrant was approximately $19,660,065 at July 3, 2008, when the average bid and asked prices of such stock was $0.44.

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 3, 2008, was 55,091,109 shares.
DOCUMENTS INCORPORATED BY REFERENCE: NONE
This Form 10-K consists of 71 pages (including exhibits). The index to exhibits is set forth on pages 38-40.
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
Current Activities. Our current product lines and services include:

Aircraft Modifications - principally includes the modification of customer and company owned business-size aircraft from passenger to freighter configuration, addition of aerial photography capability, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault Falcon aircraft along with other specialized modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon"). In March 2008, Butler National Corporation, through its subsidiary Avcon Industries, Inc. acquired the JET autopilot product line for the Classic Learjets. The Company plans a transition of the acquisition to continue the service and support of all customers operating the JET autopilot and related equipment in 2008 or shortly thereafter. In the interim period the company has an agreement for transition services and continued support for the acquired JET product line.

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

Assets as of April 30, 2008 and Net Revenues for the year ended April 30, 2008.
	Industry Segment	Assets	Revenue
	Aircraft Modifications	18.2%	49.0%
	Aircraft	17.9%	0.0%
	Avionics	21.9%	28.5%
	Gaming	15.9%	8.5%
	Monitoring Services	1.3%	8.8%
	Corporate / Professional Services	24.8%	5.2%
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

The State of Kansas has approved state owned Lottery Gaming Facilities, pari-mutuel dog and/or horse racing for non-Indian organizations. The State of Kansas operates a state lottery, keno games, and plans to operate state owned Lottery Gaming Facilities for the benefit of the State. The Lottery Gaming Facility management contract approval process requires that any entity or person owning one-half of one percent (0.5%) of the ownership interest of the management company must be found suitable to be an owner by the State of Kansas. The Kansas Supreme Court announced its ruling affirming the constitutionality of the Kansas Expanded Lottery Act. (KELA)

Our subsidiary, Butler National Service Corporation received approval from the Kansas Lottery Commission of its management proposal and contract for the Southwest Gaming Zone. The Lottery Commission directed the Executive Director of the Kansas Lottery, on behalf of the State of Kansas, to forward the Management Contract with Butler National Service Corporation to the Lottery Gaming Facility Review Board.

Butler National is one of two applicants proposing to manage the Ford County/Southwest Gaming Zone Casino forwarded to the Review Board. The Contract does not become effective until approved by the Lottery Gaming Facility Review Board and the Kansas Racing and Gaming Commission. If selected by the Review Board, the approval may be completed between October and December of 2008.

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

Financial Information about Industry Segments
Information with respect to our industry segments are found at Note 10 of Notes to Consolidated Financial Statements for the year ended April 30, 2008.
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

During fiscal year 2002, Avcon made an application to the FAA for the approval of a Multiple-Use STC for the addition of Avcon fins for the Learjet Model 24 and 25 aircraft. The initial fin STC for the 20 Series is expected by the end of September 2008.

Effective January 2005, the FAA required that aircraft operating between 29,000 and 41,000 feet within the United States air space be RVSM compliant. RVSM stands for Reduced Vertical Separation Minimums and means that now aircraft are separated by 1,000 feet vertically instead of the prior 2,000 feet.

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

Avcon operates two FAA Authorized Repair Stations. The focus of these repair stations include the Learjet model 20 and 30 series, Beechcraft King Air, Cessna turbine engine, Cessna multi-engine piston, and Dassault Falcon 20 aircraft. The Repair Station is a convenience for our customers bringing aircraft to us for modification and maintenance. We also use the repair station for maintenance of aircraft purchased for modification and resale.

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

Marketing is accomplished directly with aircraft operators. Competition is minimal. However, sales are directly related to operator maintenance requirements. Avionics provides new replacement units and overhaul service directly to the major airlines using the aircraft manufactured by McDonnell Douglas.

We have in the ordinary course of business received purchase orders from the aircraft avionics upgrade suppliers for products with scheduled shipment dates into fiscal year 2009. However, should these customers financially reorganize or for some other reason not accept shipment against these orders, we could suffer significant loss of revenue in the avionics division.

Defense Contracting and Electronics: We supply defense commercial off the shelf products to various agencies and subcontractors.

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

We started shipments of the Butler National Boeing 747 TSD in April 2001. We continue to provide TSD protection for Boeing 747 Classic aircraft being returned to service. The FAA continued airworthiness provisions require that the TSD be returned to us for inspection after six (6) years or thirty-thousand (30,000) hours in service. Our first installation was January 2001. Approximately one-fourth of these units have completed the first inspection. The majority of these sales are to international customers.

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

We started shipping the Butler National Boeing 737 TSD in February 2003. We continue to provide TSD protection for the Boeing 737 Classic aircraft being returned to service. The FAA continued airworthiness provisions require that the TSD be returned to us for inspection after six (6) years or thirty-thousand (30,000) hours in service.

Aircraft Fuel System Safety: The FAA issued a Special Federal Aviation Requirement ("SFAR") No. 88 titled "Fuel Tank System Fault Tolerance Evaluation Requirements" applicable to turbine-powered aircraft certified to carry 30 or more passengers or a certified payload capacity of 7,500 pounds or more. SFAR-88 has now become part of the fuel system safety regulations. When fully implemented by the FAA, we believe that potential regulations may open a market for Butler National designed TSD products to many more aircraft than the Boeing 747 and 737 Classics.

The FAA has raised fuel tank awareness that should require protection for all systems that might provide an ignition source to the aircraft fuel tank system. In general, we believe that this requirement may require protective devices on other aircraft parts using electrical power in the fuel system such as fuel pumps, fuel valves, float switches, etc. To address this market, in July 2001, we applied to the FAA for an STC for a Ground Fault Interruption device ("GFI") for various Boeing aircraft. We are actively pursuing the completion of the STC. The Butler National GFI product line will be sensitive to unusual power requirements of the electrical systems related to the fuel system. We have not completed a full evaluation of the scope and size of this market but our initial estimates are that approximately 100,000 units will be sold to satisfy this requirement. We believe that there may be four or five suppliers for this market.

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

The "Management Agreement" between the Indian Tribe (the owner and operator) and Butler National Service Corporation (the manager) is the final approval document issued by the National Indian Gaming Commission ("NIGC") before Indian gaming is authorized. The Management Agreement or Contract is authorized and approved by the NIGC pursuant to the Indian Gaming Regulatory Act of 1988, PL 100-497, 102 Stat. 2467, 25 U.S.C. 2701-2721 (sometimes referred to as "IGRA"). Before the Management Agreement is approved by the NIGC, all required contracts with other parties must be approved; including, (a) the compact with the state for Class III gaming, if applicable, (b) compliance with the requirements of the National Environmental Protection Agency ("NEPA"), (c) a Tribal Gaming Ordinance approved by the NIGC, and (d) Indian land ownership or leases, if applicable approved by the Bureau of Indian Affairs ("BIA").
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

Butler National Service Corporation is in the process of obtaining the required licenses for the opening and operation of its potential gaming establishments. BNSC is governed by the law and regulations of the Indian Gaming Regulatory Act of 1988 and the state laws as they may apply.

Princess Maria Casino: We have a Management Agreement with the Miami Tribe to provide management services. On July 9, 1992, the Tribe requested a compact with the State of Kansas for Class III Indian gaming, on Indian land, known as the Maria Christiana Miami Reserve No. 35, located in Miami County, Kansas. Under the Management Agreement, as approved by the NIGC on January 7, 2000, the Company, as manager, is to receive a 30% share of the profits during the five year term and reimbursement of development costs. We purchased and currently own an additional 160 acres of land contiguous to the Indian land providing access.

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

The total advances and investment related to the Princess Maria at April 30, 2008, were $888,802. This amount is net of a reserve of $1,413,511.

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

The total advances and investment related to Shawnee Reserve No. 206 at April 30, 2008, was $805,248. This amount is net of a reserve of $1,049,222.

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

The total advances and investment related to the Modoc Tribe at April 30, 2008, was $112,501. This amount is net of a reserve of $373,271.

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

On March 15, 2007, Boot Hill Gaming announced that Butler National Service Corporation of Olathe, Kansas had been selected to make application to the State of Kansas to be the casino manager for the Boot Hill Destination Casino. Butler National has been assisting Boot Hill Gaming with research, development plans, financial projections, design, and promotion of a Destination Casino at Dodge City with an All-Kansas Team.

Boot Hill Gaming, Inc. is a Dodge City community organization consisting of community volunteers of City of Dodge City, Ford County, Kansas, and many volunteer citizen support groups with the purpose of assembling an All-Kansas Team to develop a gaming establishment to enhance and recreate the world famous 1870's experience at a historic Boot Hill Destination in Dodge City.

Our subsidiary, Butler National Service Corporation received approval from the Kansas Lottery Commission of its management proposal and contract for the Southwest Gaming Zone. The Lottery Commission directed the Executive Director of the Kansas Lottery, on behalf of the State of Kansas, to forward the Management Contract with Butler National Service Corporation to the Lottery Gaming Facility Review Board.

Butler National is one of two applicants proposing to manage the Ford County/Southwest Gaming Zone Casino forwarded to the Review Board. The Contract does not become effective until approved by the Lottery Gaming Facility Review Board and the Kansas Racing and Gaming Commission. If selected by the Review Board, the approval may be completed between October and December of 2008.

There is no assurance that a Lottery Gaming Facility management contract and/or the required state licenses will be awarded to us. If a Lottery Gaming Facility management contract is not awarded to us, there could be a material adverse effect on our plans to manage a state owned casino in Kansas.

Total advances and investments related to Kansas Gaming at April 30, 2008 were $2,450,082. The amount of the reserve is $434,000.

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

Through BCS Design, Inc. we are developing, for sale, single family housing units in Junction City, Kansas. The city is adjacent to the U.S. Army post at Fort Riley, Kansas. Construction started on eight units in July 2006. At April 30, 2008 two townhomes have been sold and six townhome units are for sale. During the fiscal year an additional eight single family homes were substantially completed and are currently available for sale.

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

Backlog: Our backlog as of April 30, 2008, 2007, and 2006, was as follows:

Industry Segment	2008	2007	2006
Aircraft Modifications	$ 3,629,343	$ 6,340,304	$ 6,895,089
Avionics	3,504,013	5,197,103	5,158,585
Services - Monitoring Services	1,205,191	2,443,065	1,160,440
Corporate / Professional Services	211,351	262,361	1,351,696
	--------------	--------------	--------------
Total backlog	$8,549,898	$14,242,833	$14,565,810

Our backlog as of July 3, 2008 totaled $7,793,529; consisting of $3,565,465, $3,137,573, $996,427, and $94,064 respectively, for Aircraft Modifications, Avionics, Monitoring Services, and Corporate / Professional Services The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. The backlog includes orders to be delivered after fiscal year 2009 in the amount of $608,700. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.

Employees: We employed 89 employees on April 30, 2008 compared to 88 employees on April 30, 2007, and 82 employees on April 30, 2006. As of July 3, 2008, 95 people were employed. None of our employees are subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and Export Sales: Information with respect to Domestic Operations may be found at Note 10 of Notes to Consolidated Financial Statements. International sales are made through authorized installation centers and direct to foreign customers to be completed and included in domestic operations. The export sales consisted of approximately $1,466,714 in 2008, $677,000 in 2007, and $973,000 in 2006.

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

Competition: Increased competition, including the entry of new competitors, the introduction of new products by new and existing competitors, or price competition, could have a materially adverse effect on the Company. Additionally, because of the rapid rate at which the gaming industry has expanded, and continues to expand, the gaming industry may be at risk of market saturation, both as to specific areas and generally. Overbuilding of gaming facilities by others at particular sites chosen by the Company may have a material adverse effect on the Company's ability to compete and on the Company's operations.

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

Impairment of Intangible Property: We evaluate intangible assets for impairment annually during the fourth quarter and in any interim period in which circumstances arise that indicate our intangible asset may be impaired. Indicators of impairment include, but are not limited to, the loss of significant business and, or significant adverse changes in industry or market conditions. No events occurred during the periods presented that indicated the existence of an impairment with respect to our intangible assets related to the JET acquisition. Preparation of forecasts for use in the long-range plan and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders and general market conditions. Significant changes in these forecasts or the discount rate selected could affect the estimated fair value and could result in an impairment charge in a future period. There was no indication of intangible assets impairment for continuing operations as a result of our impairment analysis. If we are required to record an impairment charge in the future, it could materially affect our results of operations.

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

In addition, some provisions of our Articles of Incorporation and Bylaws could make it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. This includes, but is not limited to, provisions that: provide for a classified board of directors, prohibit stockholders from taking action by written consent, and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Kansas law K.S.A. 17-12, 101 that prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met, which could have the effect of delaying or preventing a change of control.

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

The rest of this page intentionally left blank.

Item 2. PROPERTIES

Corporate: Our corporate headquarters are located in a 9,000 square foot owned facility for office and storage space at 19920 West 161st Street, in Olathe, Kansas.

Avionics: Butler National Corporation has its principal offices and manufacturing operations at 4654 South Ash Ave, Tempe, Arizona in a 16,110 square foot owned facility.

Modifications: Our Company's Aircraft Modifications Division is located at 714 North Oliver Road, Newton, Kansas, in a 42,700 square foot leased facility of hangar and office space at the municipal airport in Newton, Kansas, at an annual rent of approximately $144,400.

Butler National Aircraft Certification Center is located at One Aero Plaza, New Century, Kansas in a 1,000 square foot plus three hangar spaces leased facility at the New Century Airport in New Century, Kansas, at an annual rent of approximately $49,500.

Services: Butler National Services, Inc. has its principal offices at 2772 NW 31st Ave, Ft. Lauderdale, Florida at an annual rent of approximately $38,000.

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

Our subsidiary, Avcon Industries, received a complaint from the Kansas Human Rights Commission filed by a former employee alleging that he was involved in a work-related injury and further alleging he was dismissed from his employment because of his race, age, and alleged disability. Avcon denies the allegations. Avcon will vigorously defend against the allegations. We cannot reliably predict the outcome of this dispute.

Our subsidiary, BCS Design Inc. has asserted claims against Poole Leasing Solutions, LLC for breaches of contract related to BCS Design and construction of an office building. Poole demanded Arbitration and alleged damages of approximately $431,000.00. Following arbitration, the arbitrator awarded Poole the net amount of $186,041, on November 29, 2007, which award has been satisfied by BCS Design, Inc.

As of July 3, 2008, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

On April 10, 2008 the Company held its annual meeting for the fiscal year ended April 30, 2007. Stockholders voted by proxy or in person to ratify the selection of Weaver & Martin, LLC as auditors for the fiscal year ending April 30, 2008.

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

The range of the high and low bid prices per share of the our common stock, for fiscal years 2008 and 2007, as reported by NASDAQ, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2008		Year Ended April 30, 2007
	Low	High	Low	High
First Quarter	$.350	$.490	$.280	$.720
Second Quarter	$.220	$.430	$.250	$.640
Third Quarter	$.260	$.390	$.270	$.530
Fourth Quarter	$.250	$.390	$.260	$.650
  Holders: The approximate number of holders of record of our common stock, as of July 3, 2008, was 2,900. The price of the stock as of July 3, 2008 was approximately $0.44 per share.
  Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

The rest of this page intentionally left blank.
SECURITIES CONVERTIBLE TO COMMON STOCK:
As of July 3, 2008 there were no Convertible Preferred shares or Convertible Debenture notes outstanding. Equity Compensation Plan Information
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

Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2007 through April 30, 2008	0	0	5,768,300 shares	(1)

Total	0	$0	5,768,300 shares
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

			Year Ended April 30 (In thousands except per share data)
			2008	2007	2006	2005	2004
Net Sales			$17,647	$14,681	$15,307	$23,390	$10,122

Net Income (Loss)			$1,274	$606	$366	$2,446	$735

Basic Per Share
Net Income (Loss)			$0.02	$0.01	$0.01	$0.06	$0.02

Selected Balance Sheet Information
Total Assets			$27,104	$20,445	$18,138	$17,279	$12,666
Long-term Obligations (excluding current maturities)			$6,416	$2,521	$1,844	$2,089	$1,528
Cash dividends declared per common share			None	None	None	None	None
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Fiscal 2008 compared to Fiscal 2007
Revenue and Operating Profit

Our sales for fiscal 2008 were $17,646,565, an increase of 20% from fiscal 2007 sales of $14,681,042. We experienced a 128% increase in earnings before taxes from fiscal 2007 to fiscal 2008. Our operating profit for 2008 was $2,202,560 compared to $1,251,330 in 2007, an increase of 76%. Discussion of specific changes by segment are as follows.

Aircraft Modifications: Sales from the Aircraft Modifications including modified aircraft increased 29.1% from $6,696,737 in fiscal 2007, to $8,646,562 in 2008. The modifications segment had an operating profit of $814,599 in 2008, compared to a loss of $227,368 in 2007. Avcon RVSM sales decreased by approximately $553,000. Revenues generated from other modification services increased $2,054,645 in fiscal 2008.

We believe we may sell and install approximately 25 to 35 Lear 20 & 30 series RVSM kits during the next two years. In addition to the RVSM sales, we expect to experience some increase in our base modification sales. During the past few years we have seen a significant increase in aircraft camera modification. Custom engineering projects and aircraft modifications have also attributed to our increase in sales. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership positively impacts our aircraft modification revenues. Although we cannot anticipate the future we must always consider the negative impact of items such as the 9-11 event, increases in fuel prices, and general economic downturns.

Aircraft Acquisitions and Sales: There were no aircraft sales in fiscal 2008 or fiscal 2007. We acquired no aircraft during fiscal 2008. Management expects this business segment to have increased sales in the next year. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales from Avionics increased 42%, from $3,538,422 in fiscal 2007, to $5,024,781 in fiscal 2008. This increase is directly related to sales of defense products. Operating profits increased from $286,995 in fiscal 2007 to $842,553 in fiscal 2008. The 194% increase in operating profit is related to streamlined assembly processes and a stable and experienced production staff. Management expects increased sales for the fuel system protection devices, when certified, like the TSD, GFI, and other classic aviation and defense products.

Services - SCADA Systems and Monitoring Services: Revenue from Monitoring Services decreased from $2,403,065 in fiscal 2007 to $1,557,792 in fiscal 2008, a decrease of 35.2%. During fiscal 2008, we maintained a relatively level volume of long-term contracts with municipalities. We had decreased revenues due to budget cuts faced by the municipalities resulting from the decrease in property taxes in the State of Florida. We anticipate the revenues from additional lift station rehabilitations to resume and generate additional revenue over the next four years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal 2009. An operating profit of $138,133 in Monitoring Services was recorded in fiscal 2008, compared to a fiscal 2007 profit of $185,736 a decrease of 25.6%. We believe the service business has had revenue stability over the past few years and we expect this to continue.

Gaming: Revenues from management services related to gaming decreased 9.7% from $1,668,227 in fiscal 2007, to $1,507,049 in fiscal 2008. The decrease is primarily related to the forced closing during the flood in July 2007 and extreme inclement weather during the winter months in Northeast Oklahoma.

We have advanced and invested a total of $5,153,174 at April 30, 2008 and $4,718,991 at April 30, 2007 in gaming developments. We have reserves of $3,346,623, at April 30, 2008 and $2,912,440 at April 30, 2007. We believe that our advances for gaming developments will be totally reimbursed as casinos are opened. We believe it is necessary to establish reserves against the advances because all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of Gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

In fiscal year 2008 we added a reserve of approximately $434,000 for Dodge City gaming developments. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for gaming developments.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, on site contract management of gaming establishments, flight, and engineering services. Management consulting and professional fees, including sales related to completed projects, were $579,381 in fiscal 2008 and $374,591 in fiscal 2007. Sales related to construction projects were approximately $331,000 at April 30, 2008.

Selling General and Administrative

Expenses were $5,343,755, or 30.3% of revenue, in fiscal 2008, and $3,795,772, or 25.8% of revenue in fiscal 2007. Sales, General and Administrative costs increased by approximately $1,548,000 in fiscal 2008 compared to fiscal year 2007. During fiscal 2008 we increased expenses related to gaming by approximately $633,000. We experienced an increase related to building and occupancy expenses of approximately $75,000. Throughout the year our overall personnel costs increased by approximately $300,000, 25% of the personnel expenses were related to an increase in healthcare expenses.

As sales and our employment continue to grow we would anticipate overhead expenses to increase. We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense)

Other interest and expense increased from $534,105 in fiscal 2007 to $567,560 in fiscal 2008. Interest expense increased by $71,020 from $568,712 in fiscal 2007 as a result of financing additional real estate purchases.

Fiscal 2007 compared to Fiscal 2006

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

Avionics: Sales from Avionics increased 22.3%, from $2,894,086 in fiscal 2006, to $3,538,422 in fiscal 2007. This increase is directly related to sales of defense products. Operating profits decreased from $292,761 in fiscal 2006 to $286,995 in fiscal 2007. The 2% decrease in operating profit is related to additional material cost, material spoilage, additional labor requirements, and rework labor costs on a major lower margin "build-to-print" contract. Further additional costs from this contract may be experienced in fiscal 2008. Management expects this business segment to significantly increase in future years due to the addition of new fuel system protection devices like the TSD, GFI, and other classic aviation and defense products.

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

Selling General and Administrative

Last year we increased aircraft and promotional expenses by $193,000. This past year we concentrated our efforts on increased international sales. Expenses were $3,795,772, or 25.8% of revenue, in fiscal 2007, and $3,517,125, or 23.0% of revenue in fiscal 2006. Sales, General and Administrative costs increased by approximately $279,000 in fiscal 2007 compared to fiscal year 2006. During fiscal 2007 we reduced expenses related to gaming by approximately $85,000. We anticipate using these savings in fiscal 2008 to promote gaming in Kansas. Last year we reduced the aircraft and promotional expenses by $525,000, however this year we began a campaign to increase sales at our avionics and architectural division which increased their fiscal 2007 travel and promotional expenses by approximately $194,000. Aircraft carrying cost for the company increased by slightly over $87,000 due to increased insurance costs and required maintenance of the aircraft. We experienced an increase related to building and occupancy expenses of approximately $150,000. Five percent of the increase in occupancy expenses were related to utility costs. Throughout the year we were able to reduce our overall personnel costs by $37,000. This reduction was attributed primarily to management's decision to control our insurance cost through the self funded Butler National Corporation Employee Health Care Plan.

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

Other Income (Expense)

Other expense increased from $499,018 in fiscal 2006 to $534,105 in fiscal 2007. Interest expense increased by $60,808 as a result of financing additional inventory and asset projects.

Liquidity and Capital Resources

At April 30, 2008, the Company had one line of credit totaling $1,000,000. The unused line at April 30, 2008 was $288,919. During the current year these funds were primarily used for the development of the Gaming segment.

We believe the line of credit will be extended when it is due and do not anticipate the full repayment of this note in fiscal 2009. Our line of credit has been extended to January 2009. If the Bank were to demand repayment of all notes payable, we currently do not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company. These notes are collateralized by the first and second positions on all assets of the Company.

At April 30, 2008 there were several notes collateralized by aircraft security agreements totaling $2,221,341. These notes were used for the purchase and modifications of these collateralized aircraft.

There are two notes at a bank totaling $2,048,842 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is in March 2013.

Four notes to a bank were entered into between March and April 2006 for the purchase of a building and several vacant lots in Junction City, Kansas. One note has been paid in full and the remaining notes total $2,076,237. The construction notes have renewed biannually over the past two years.

One note totaling $1,363,175 was made in November 2007 for real estate purchased in Dodge City, Kansas.

One note totaling $1,301,624, is collateralized by the first and second position on all assets of the company. This was used as capital for our daily business operations in 2006. There are several other notes collateralized by automobiles and equipment totaling an additional $48,581.

In March 2008 we acquired an avionics product line. As part of this acquisition we added additional debt of $2,000,000 to make and support this acquisition.

We are not in default of any of our notes as of July 3, 2008.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2009 and beyond.

Other than obligations related to the potential management of a gaming facility in Dodge City, Kansas we do not, as of April 30, 2008, have any material commitments for other capital expenditures other than the terms of the Indian Management Agreements should any additional casinos be authorized. We will need additional funds to complete our planned Indian gaming opportunities. We will use current cash available as well as additional funds, for the start up and construction of gaming facilities. We anticipate initially obtaining these funds from internally generated working capital and borrowings.

After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. We expect that our start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issues, or equity issues.

Analysis and Discussion of Cash Flow

During Fiscal Year 2008 our cash position increased by $ $1,180,546 and can be attributed to the following. Cash provided by operating activities was by $610,739. During fiscal year 2008 we reported net income of $1,274,478. Adjustments to net income provided by operations consisted of non-cash deduction of depreciation of $160,933, an impairment of Junction City properties of $302,537, amortization for STC's of $258,156, additional obsolescence of $20,130, and a loss on disposal of fixed assets of $70,224. Issued common stock as a match to the employee contribution to their 401(k) benefits plan resulted in an additional $268,020. Cashed used for operation activities resulted in a reduction of accounts receivable of $328,394. Cash used for inventories was $811,991 of which we used funds for real-estate projects under construction a net of $601,155. Aircraft inventory decreased by approximately $258,000 as a result of high fuel costs. Accounts payables and accrued liabilities increased by approximately $207,000 of which most can be attributed to accrued income taxes. Current assets increased by approximately $1,669,000 as a result of the purchase of additional product lines. Our customers increased deposits with us by approximately $859,000 during the last months of the fiscal year to support engineering expenses for several large custom modification projects in process at Avcon.

We invested $2,659,520 for the purchase of land in Dodge City, and additional equipment. Included in this were additional investments of approximately $150,000 towards building improvements and computer system upgrades. We acquired additional STC's and other intellectual property of $820,000.

Cash provided by financing activities contributed $4,049,327. We had new and additional real estate borrowing totaling approximately $4,327,000 which included property in Junction City, Dodge City and additional borrowings collateralized by our offices located in Olathe, Kansas and Tempe, Arizona.

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

Revenue from Avionics are recognized when shipped and payment for materials are due within 30 days of invoicing. Revenue for SCADA services, Gaming Management, and other Corporate/Professional Services are recognized on a monthly basis as services are rendered. Payments for these services are usually received within 30 days of invoicing.

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

Allowance for Doubtful Accounts: Allowance for doubtful accounts are calculated on the historical write-off of doubtful accounts of the individual subsidiaries. Invoices are generally considered a doubtful account if no payment has been made in the past 90 days. We review these policies on a quarterly basis, and based on these reviews, we believe we maintain adequate reserves.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements.

Impairment of Goodwill, Other Intangible Assets and Long-lived Assets: We comply with the provisions of Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which requires that we evaluate our goodwill and other assets for impairment at least annually or whenever events or circumstances indicate the carrying value of that asset may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. We determined that as of April 30, 2008 an impairment of $302,537 was necessary.

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

Advances for Gaming Developments: We are advancing funds for the establishment of gaming. These funds have been capitalized in accordance with Statements of Financial Accounting Standards (SFAS) 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Such standard requires costs associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of that project.

Our advances represent costs to be reimbursed upon approval of gaming in several locations. We have agreements in place which require payments to be made to us for the respective projects upon opening of Indian gaming facilities. Once gaming facilities have gained proper approvals, we plan to enter into a note receivable arrangement with the Tribe to secure reimbursement of advanced funds for that particular project.

We have advanced and invested a total of $5,153,174 at April 30, 2008 and $4,718,991 at April 30, 2007 in gaming developments. We have reserves of $3,346,623, at April 30, 2008 and $2,912,440 at April 30, 2007. We believe that our advances for gaming developments will be totally reimbursed as casinos are opened. We believe it is necessary to establish reserves against the advances because all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of Gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

In fiscal year 2008 we added a reserve of approximately $434,000 for Dodge City gaming developments. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for gaming developments.
Changing Prices and Inflation

We did experience some pressure from inflation in 2008. From fiscal year 2007 to fiscal year 2008 we have experienced an increase in airplane travel, fuel, material, and transportation costs. This additional cost may not be transferable to our customers resulting in lower income. We anticipate long-term fuel costs and possibly interest rates to rise in fiscal 2009 and 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations:
Tabular Disclosure of Contractual Obligations
	Payments Due By Period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	2 Years FY 2010	3 Years FY 2011	4 Years FY 2012	5 Years FY 2013	More than 5 Years

Long-Term Debt Obligations	$9,060	$4,144	$528	$470	$485	$1,596	$1,837

Capital Lease Obligations	$0	$0	$0	$0	$0	$0	$0

Operating Lease Obligations	$1,141	$175	$181	$175	$136	$136	$338

Purchase Obligations	$2,000	$500	$500	$500	$500	$0	$0

Promissory Notes Payable	$711	$711	$0	$0	$0	$0	$0
	---------	---------	---------	---------	---------	---------	---------
TOTAL	$12,912	$5,530	$1,209	$1,145	$1,121	$1,732	$2,175
	=====	=====	=====	=====	=====	=====	=====

For additional information please refer to Note 2 DEBT found in the Notes to Consolidated Financial Statements on page 51.
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

Expected Maturity Date
(Dollars in thousands)
	2009	2010	2011	2012	2013	There-after	Total	Fair Value
Assets
Note receivable:	$0	$0	$0	$0	$0	$0	$0	$0
Variable rate Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Liabilities
Promissory Notes	$711	$0	$0	$0	$0	$0	$711	$711
Long-term debt:	$4,644	$1,028	$970	$985	$1,596	$1,837	$11,060	$11,060
Variable rate Average interest rate	7.25%	8.0%	8.25%	9.0%	9.5%	10.0%	8.4%	8.4%

Interest Payments
Est. Interest Payments:	$388	$82	$80	$89	$152	$184	$975
Scheduled interest payments are calculated on a fixed rate basis, if known, and the remaining interest will be calculated on the average current rate.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements of the Registrant are set forth on pages 43 through 61 of this report.
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

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2008.

The Company's internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Limitations on Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes to company internal controls: In our opinion there were no material changes in the Company's internal controls over financial reporting during the three months ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9(B). Other Information

We believe all material information is reported on Form 8-K reports.

The rest of this page intentionally left blank.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the directors, their principal occupations for at least the past five years are set forth below, based on information furnished to us by the directors.

Name of Nominee and Director and Age	Served Since	Principal Occupation for Last Five Years and Other Directorships
Clark D. Stewart (68)	1989	President of the Company from September 1, 1989 to present.
R. Warren Wagoner (56)	1986	Chairman of the Board of Directors of the Company since August 30, 1989.
William E. Logan (70) Deceased 1/4/08	1990	Retired Vice President and Treasurer of WH of KC, Inc. (Wendy's franchisee).
David B. Hayden (62)	1996	Co-owner and President of Kings Avionics, Inc. since 1974.

The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of stockholders and at special meetings held during the year. The executive officers are as follows:

Name	Age	Position
R. Warren Wagoner	56	Chairman of the Board of Directors
Clark D. Stewart	68	President and Chief Executive Officer
Christopher J. Reedy	42	Vice President and Secretary
Angela D. Shinabargar	44	Chief Financial Officer
Larry W. Franke	64	President of Avcon Industries, Inc., a wholly-owned subsidiary of the Company

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

Christopher J. Reedy worked for Colantuono & Associates, LLC from 1997 to 2000 in the area of aviation, general business and employment counseling, and from 1995 to 1997 with the Polsinelli, White firm. He was involved in aviation product development and sales with Bendix/King, a division of Allied Signal, Inc. from 1988 through 1993. Mr. Reedy joined the Company in November 2000.

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

Code of Ethics

The Company has adopted a code of ethics for our executive and senior financial officers, violations of which are required to be reported to the audit committee. The Company will furnish a copy without charge upon written request to the Company at 19920 West 161st Street, Olathe, Kansas 66062, Attn: Secretary or on our website at www.butlernational.com/codeofethics.pdf.

Audit Committee and Audit Committee Expert of the Company

The current members of the Audit Committee are David B. Hayden and interim member Christopher J. Reedy, neither of whom is an independent director under the Nasdaq listing standards. The Audit Committee met five times during fiscal year 2008, excluding actions by unanimous written consent. Mr. William E. Logan, a professional accountant, serves as Chairman of the Audit Committee until his death on January 4, 2008. He attended three of the five meetings.

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

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS:

Our compensation programs are designed to support our business goals and promote both short-term and long-term growth. This section of the proxy statement explains how our compensation programs are designed and operate in practice with respect to our listed officers. Our listed officers are the CEO, CFO, and three most highly compensated executive officers in a particular year. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2008, 2007 and 2006.

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

Base Salary

The Committee establishes executive officers' base salaries at levels that it believes are reasonable for comparable positions. When the Committee determines the executive officers' base salaries during the first quarter of the year, the Committee takes into account each officer's role and level of responsibility at the company. In general, executive officers with the highest level and amount of responsibility have received the highest base salaries. In January 2008, the Committee increased base salaries for the listed officers based on the Committee's review of the officers' current performance and expected future contributions.

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

Health and Welfare Benefits	Employees electing to participate in the various insurance plans offered by the Company receive a payment for a share of the health, dental, vision and life insurance costs for the employee.

Compensation Committee Report

Performance Measures and Decision-Making Process for fiscal year 2008

The Committee set base salaries for executive officers for 2008 in April 2007, with payment beginning in April 2007.

- The performance measures used by the Committee in determining executive compensation for fiscal year 2008 were:

- the absolute one-year and multi-year company performance as measured by market share, revenue growth, profit from operations and total shareholder return;

- one-year and multi-year performance on the same measures as compared with competitors in the comparator group; and

- the company's progress toward its strategic goals.

To make its decisions on executive compensation, the Committee reviewed in detail each of the performance measures above and reviewed compensation market data. The Committee also reviewed the total compensation and benefits of the executive officers and considered the impact that their retirement, or termination under various other scenarios, would have on their compensation and benefits.

The CEO provided the entire board of directors with an assessment of his own performance with respect to the performance measures listed above, which the board considered in its assessment of his performance for fiscal year 2007. The CEO reviewed the performance of the other executive officers (except the Chairman) with the Committee and made recommendations regarding the components of their compensation.

Before making its compensation decisions, the Committee discussed levels of compensation for the Chairman, the CEO and the other executive officers with the full board of directors in an executive session.

Determination of CEO Compensation

In fiscal year 2007, Butler National Corporation reached projected levels of revenue, profit from operations, operating margin and operating cash flow.

With regard to progress toward strategic goals, BNC improved its products and technology positions and strengthened its relationships with customers.

Taking into account the company's performance, both absolute and relative to competition, and the executive officers' contributions to that performance, the Committee set its targeted compensation levels so as to be commensurate with that relative performance. The Committee made the following determinations for fiscal year 2008 with respect to each component of compensation for the CEO and his existing contract and the other executive officers:

Base Salary - In keeping with its strategy, the Committee's base salary decisions for fiscal year 2008 were generally intended to provide salaries somewhat lower than the median level of salaries for similarly situated executives of the comparator companies.

Performance Bonus - In general, the Committee granted no annual performance awards

Long-Term Compensation - The Committee granted no equity compensation.

Compensation of the Chairman

Because Mr. Wagoner was among the Company's five most highly compensated executive officers, SEC rules require disclosure of his compensation. In making the determinations, the Committee considered his role as Chairman, his contribution to the company's performance and strategic direction, and the compensation of employee-chairmen of comparator companies.

SUMMARY

The following table below sets forth certain compensation information concerning the Chief Executive Officer, Chief Financial Officer, and our three additional most highly compensated executive officers for the fiscal years ended April 30, 2008, 2007 and 2006:

Summary Compensation Table

Name and Principal Position	YR	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards and Stock Appreciation Rights ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(1)	Total ($)(2)
Clark D. Stewart, (Contract back pay) President ,CEO, and Director	08 08 07 06	361,250 190,000 345,479 332,063	--- --- --- ---	--- --- --- ---	--- --- --- ---	--- --- --- ---	--- --- --- ---	37,236 --- 47,035 ---	588,486 --- 392,514 ---

R. Warren Wagoner Director - Chairman of the Board	08 07 06	219,961 161,010 127,391	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	22,420 18,232 ---	242,381 179,242 ---

Christopher J. Reedy Vice President and Secretary	08 07 06	175,245 168,141 155,579	--- --- 2,500	--- --- ---	--- --- ---	--- --- ---	--- --- ---	21,353 25,444 ---	196,598 193,585 ---

Larry W. Franke President of Avcon Industries	08 07 06	212,424 203,258 190,584	--- --- 5,000	--- --- ---	--- --- ---	--- --- ---	--- --- ---	17,536 19,663 ---	229,960 222,921 ---

Angela D. Shinabargar Chief Financial Officer	08 07 06	121,382 112,334 99,584	--- --- 1,250	--- --- ---	--- --- ---	--- --- ---	--- --- ---	13,880 7,651 ---	135,263 119,985 ---

Name	Year	Airplane and Automobile Usage	Health Benefits	Memberships	Matching Contributions to 401(k) (3)
Clark D. Stewart	2008	7,200	5,093	9,175	15,769
R. Warren Wagoner	2008	---	6,920	---	15,500
Christopher J. Reedy	2008	---	3,397	7,161	10,795
Larry W. Franke	2008	---	5,086	---	12,450
Angela D. Shinabargar	2008	---	3,412	---	10,468

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
The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the Company's last fiscal year:
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
Number of Securities Underlying Unexercised Options at FY-End (no.)	Value of Unexercised In-the-Money Options at FY-End ($)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Clark D. Stewart, Chief Executive Officer	-	-	886,429 / 0	0 / 0

R. Warren Wagoner, Director - Chairman of the Board	-	-	12,143 / 0	0 / 0

Christopher J. Reedy, Vice President and Secretary	-	-	0 / 0	0 / 0

Angela D. Shinabargar, Chief Financial Officer	-	-	0 / 0	0 / 0

Larry W. Franke, President of Avcon Industries, Inc.	-	-	80,877 / 0	0 / 0
COMPENSATION OF DIRECTORS

Each non-officer director is entitled to a director's fee of $100 for meetings of the Board of Directors which he attends. Officer-directors are not entitled to receive fees for attendance at meetings. No fees were paid in fiscal 2008 or fiscal 2007.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

On April 30, 2001, the Company extended the Employment Agreement through August 31, 2006 with Clark D. Stewart under the terms of which Mr. Stewart was employed as the President and Chief Executive Officer of the Company. On January 27, 2004 the Company extended the Employment Agreement with Mr. Stewart with the terms as currently provided including annual increases of 5% through December 31, 2013. In the event Mr. Stewart is terminated from employment with the Company other than "for cause," Mr. Stewart shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the Employment Agreement. Mr. Stewart is also granted an automobile allowance of $600 per month which is reported by us as Salary Expense and to Mr. Stewart as Wages. Under the terms of the Employment Agreement with Mr. Stewart, the Company is obligated to pay company related expenses and salary. Included in accrued liabilities are $73,758 and $245,538 as of April 30, 2008, and 2007 respectively for amounts owed to our CEO for accrued compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors is comprised of Mr. Wagoner, Chairman of the Board, Mr. Stewart, CEO, President and Executive Board member, Mr. Hayden, Board member, and Mr. Logan, Board member (deceased January 4, 2008).

In the normal course of business, we purchased modifications services and avionics of approximately $89,398, $127,661, and $163,800 from a company partially owned by David Hayden, a director for the Company during fiscal 2008, 2007, and 2006 respectively.

The rest of this page intentionally left blank.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, with respect to the Company's common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company's voting securities as of July 3, 2008.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Clark D. Stewart 19920 West 161st Street Olathe, Kansas 66062 R. Warren Wagoner 19920 West 161st Street Olathe, Kansas 66062	3,101,819(2) 3,655,074(3)	5.7% 6.7%

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

The following table sets forth, with respect to the Company's common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of April 30, 2008.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Larry W. Franke	481,277(5)	0.9%
David B. Hayden	1,357,225	2.5%
William E. Logan (deceased January 4, 2008)	823,929(3)	1.5%
Christopher J. Reedy	260,747	0.5%
Clark D. Stewart	3,101,819(2)	5.7%
R. Warren Wagoner	3,655,074(4)	6.7%
Angela D. Shinabargar	131,092	0.2%
All Directors and Executive Officers as a Group (7 persons)	10,087,715(6)	18.4%

(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2) Includes 886,429 shares, which may be acquired by Mr. Stewart pursuant to the exercise of stock options, which are exercisable.
(3) Includes 148,929 shares, which may be acquired by Mr. Logan (deceased 1/4/08) pursuant to the exercise of stock options which are exercisable.
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
Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2007 through April 30, 2008	0	0	5,768,300 shares	(1)

Total	0	$0	5,768,300 shares
(1) Shares that may yet be purchased under the Butler National Board action as reported on Form 8-K by the Company on March 28, 2005.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the normal course of business we purchased modifications services and avionics of approximately $89,398, $127,661, and $163,800 from a company partially owned by David Hayden, a director for the Company during fiscal 2008, 2007, and 2006 respectively.

Included in accrued liabilities are $73,758 and $245,538 as of April 30, 2008, and 2007 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2008, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, a sales representative and public relations person, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $168,452, $181,079, and $120,428, respectively, for fiscal 2008, $185,746, $157,505, and $126,791, respectively for fiscal 2007 and $147,742, $126,765, and $122,331, respectively for fiscal 2006.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fee Type	Fiscal 2008	Fiscal 2007
Audit fees (a) Audit related fees (b) Tax fees (c) All other fees (d) Total	$93,185 7,820 18,715 - -------- $119,720 =====	$92,939 - 19,377 - --------- $112,316 =====

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

The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to Butler by its independent auditor. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by Weaver and Martin LLC for fiscal 2009. Each year stockholders are asked to affirm the selection of the auditor by a vote requested in the proxy.

The audit committee has approved 100% of the fees listed in the above table.

This rest of this page left intentionally blank.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) Documents Filed As Part of Form 10-K Report.
(1) Financial Statements:
Description	Page No.
Report of Independent Registered Public Accounting Firm	42
Consolidated Balance Sheet as of April 30, 2008 and 2007	43
Consolidated Income Statement for the years ended April 30, 2008, 2007, and 2006	44
Consolidated Statements of Stockholders' Equity for the years ended April 30, 2008, 2007, and 2006	45
Consolidated Statements of Cash Flows for the years ended April 30, 2008, 2007, and 2006	46
Notes to Consolidated Financial Statements	47-61
(2) Financial Statement Schedules

Schedule	Description	Page No.
II.	Valuation and Qualifying Accounts and Reserves for the years ended April 30, 2008, 2007, and 2006	61
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

		*
14	Standards of Business Conduct and Ethics (EDGAR version only). Filed herewith*	*

21	List of Subsidiaries.	62
23.1	Consent of Independent Public Accountants.	63
27.1	Financial Data Schedule (EDGAR version only). Filed herewith.*	*
99	Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Reform Act of 1995.	64-67
31.1	Certificate pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	68
31.2	Certificate pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	69
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	70
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	71
* Incorporated by reference.
** Relates to executive officer employment compensation.
The rest of this page intentionally left blank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 29, 2008
BUTLER NATIONAL CORPORATION /s/ Clark D. Stewart Clark D. Stewart, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Clark D. Stewart Clark D. Stewart	President, Chief Executive Officer and Director (Principal Executive Officer)	July 29, 2008
/s/ R. Warren Wagoner R. Warren Wagoner	Chairman of the Board and Director	July 29, 2008
/s/ David B. Hayden David B. Hayden	Director	July 29, 2008
/s/ Angela D. Shinabargar Angela D. Shinabargar	Chief Financial Officer (Principal Accounting Officer)	July 29, 2008

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS

AS OF APRIL 30, 2008

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

Butler National Corporation

Olathe, Kansas

We have audited the accompanying consolidated balance sheets of Butler National Corporation as of April 30, 2008 and 2007 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2008, and the financial statement schedule listed as Schedule II on page 61. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Butler National Corporation as of April 30, 2008 and 2007 and the consolidated results of its operations, stockholder's equity, and cash flows for each of the three years in the period ended April 30, 2008 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves (Schedule II) on page 61 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ Weaver & Martin, LLC

Kansas City Missouri

July 29, 2008

BUTLER NATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS as of April 30, 2008 and 2007

	2008	2007		2008	2007
ASSETS			LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$2,969,715	$1,789,169	Bank overdraft payable	$144,024	$186,646
Accounts receivable, net of allowance for doubtful			Promissory notes payable	711,081	749,784
accounts of $75,040 in 2008 and $154,233 in 2007	1,289,898	961,504	Current maturities of long-term debt and capital lease
			obligations	4,643,567	4,450,341
			Accounts payable	558,085	487,551
Inventories -			Customer deposits	1,417,503	558,020
Raw materials	5,094,274	4,977,229	Accrued liabilities
Work in process	370,345	286,278	Compensation and compensated absences	428,775	500,843
Real estate construction in process	-	1,532,344	Accrued income tax	324,643	60,000
Finished goods	2,170,723	73,817	Other	269,868	283,281
Aircraft	4,772,767	5,049,118		-------------------	-------------------
	-------------------	------------------	Total current liabilities	8,497,546	7,276,466
	12,408,109	11,918,786
			LONG-TERM DEBT, AND CAPITAL LEASE NET OF
Prepaid expenses and other current assets	207,419	112,333	CURRENT MATURITIES	6,416,184	2,521,380
	-------------------	------------------
				-------------------	-------------------
Total current assets	16,875,141	14,781,792	Total liabilities	14,913,730	9,797,846

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT			STOCKHOLDERS' EQUITY:
Land and building	4,216,320	2,311,656	Preferred stock, par value $5:
Machinery and equipment	2,069,332	1,598,468	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	802,127	688,823	Designated Classes A and B 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	-------------------	------------------	liquidation and redemption value $100,
	7,092,028	4,603,196	no shares issued and outstanding	-	-
Accumulated depreciation	(2,385,105)	(2,324,637)	$1,000 Class B, 6%, convertible cumulative,
	-------------------	------------------	liquidation and redemption value $1,000
	4,706,923	2,278,559	no shares issued and outstanding	-	-

SUPPLEMENTAL TYPE CERTIFICATES	2,057,019	1,495,175	Common stock, par value $.01:
			Authorized 100,000,000 shares
			issued and outstanding 55,091,109 shares
ADVANCES FOR GAMING DEVELOPMENTS			in 2008 and 53,824,701 in 2007	550,911	538,247
(net of reserves of $3,346,623 in 2008 and 2,912,440 in 2007)	1,806,551	1,806,551	Common stock, owed but not issued 278,573 shares
			in 2008 and 587,768 shares in 2007	2,786	5,877
			Capital contributed in excess of par	11,076,238	10,817,792

			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
OTHER ASSETS	1,658,224	83,400	Retained earnings	1,292,193	17,715
				-------------------	-------------------
			Total stockholders' equity	12,190,128	10,647,631
	-------------------	-------------------		-------------------	-------------------
Total Assets	$27,103,858	$20,445,477	Total liabilities and stockholders' equity	$27,103,858	$20,445,477
	==========	==========		==========	==========
The accompanying notes are an integral part of these financial statements
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2008, 2007 AND 2006

	2008	2007	2006
REVENUES
Aircraft / Modifications	$8,646,562	$6,696,737	$7,580,980
Avionics / Defense	5,024,781	3,538,422	2,894,086
Management / Professional Services	3,975,222	4,445,883	4,832,061
	-------------------	-------------------	-------------------
Net Revenues	17,646,565	14,681,042	15,307,127

COST OF SALES
Aircraft / Modifications	6,084,283	5,927,713	6,972,593
Avionics / Defense	2,362,073	2,061,196	1,265,592
Management / Professional Services	1,653,894	1,645,031	2,614,938
	-------------------	-------------------	--------------------
Total Cost of Sales	10,100,250	9,633,940	10,853,123
	-------------------	--------------------	---------------------
GROSS PROFIT	7,546,315	5,047,102	4,454,004

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(5,343,755)	(3,795,772)	(3,517,125)
	-------------------	-------------------	-------------------
OPERATING INCOME	2,202,560	1,251,330	936,879

OTHER INCOME (EXPENSE)
Interest expense	(639,732)	(568,712)	(507,904)
Other	72,172	34,607	8,886
	-------------------	-----------------	-------------------
Other expense	(567,560)	(534,105)	(499,018)
	-------------------	-----------------	------------------
INCOME BEFORE PROVISION FOR INCOME TAXES	1,635,000	717,225	437,861

PROVISION FOR INCOME TAXES	360,522	111,680	72,316
	-------------------	-----------------	-----------------
NET INCOME	$1,274,478	$605,545	$365,545
	==========	==========	==========

BASIC EARNINGS PER COMMON SHARE	$0.02	$0.01	$0.01
	==========	==========	==========
Shares used in per share calculation	53,815,092	53,055,224	52,577,348
	==========	==========	==========
DILUTED EARNINGS PER COMMON SHARE	$0.02	$0.01	$0.01
	==========	==========	==========
Shares used in per share calculation	53,928,434	53,179,990	52,693,673
	==========	==========	==========
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED APRIL 30, 2008, 2007, AND 2006
	Common Stock	Common Stock Owed but Not Issued	Capital Contributed in Excess of Par	Treasury Stock	Retained Earnings (deficit)	Total Stockholders' Equity
BALANCE, April 30, 2005	411,159	120,602	10,472,834	(732,000)	(953,375)	9,319,218
Issuance of stock owed from prior period	75,715	(75,715)	-	-	-	-

Issuance of stock Benefit Plan	6,936	(2,179)	139,586	-	-	144,345

Net income	-	-	-	-	365,545	365,545
	-------------------	-------------------	------------------	------------------	-------------------	-------------------
BALANCE, April 30, 2006	493,810	42,708	10,612,420	(732,000)	(587,830)	9,829,108
Issuance of stock owed from prior period	36,831	(36,831)	-	-	-	-

Issuance of stock Benefit Plan	7,606	-	205,372	-	-	212,978

Net income	-	-	-	-	605,545	605,545
	-------------------	-------------------	------------------	------------------	-------------------	-------------------
BALANCE, April 30, 2007	$538,247	$5,877	$10,817,792	$(732,000)	$17,715	$10,647,631
Issuance of stock owed from prior period	3,091	(3,091)	-	-	-	-

Issuance of stock Benefit Plan	9,573	-	258,446	-	-	268,019

Net income	-	-	-	-	1,274,478	1,274,478
	-------------------	-------------------	------------------	------------------	-------------------	-------------------
BALANCE, April 30, 2008	$550,911	$2,786	$11,076,238	$(732,000)	$1,292,193	$12,190,128
	===========	===========	==========	==========	===========	===========

The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2008, 2007, AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,274,478	$605,545	$365,545
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operations -
Depreciation	160,933	158,084	119,797
Impairment of fixed assets	302,537	-	-
Amortization	258,156	232,504	168,729
Provision for obsolete inventories	20,130	21,166	36,759
Stock issued for Benefit Plan	268,019	212,977	144,345
Loss on disposal of fixed asset	70,224	-	-

Changes in assets and liabilities -
Accounts receivable	(328,394)	(282,418)	651,197
Inventories	(811,991)	(941,398)	(1,821,242)
Prepaid expenses and other current assets	(1,669,910)	(44,769)	(37,534)
Accounts payable	27,912	(218,816)	(369,938)
Customer deposits	859,483	538,020	(104,614)
Accrued liabilities	179,162	61,885	(8,886)
	--------------------	--------------------	--------------------
Cash provided by (used in) operating activities	610,739	342,780	(855,842)
	--------------------	--------------------	--------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,659,520)	(80,682)	(218,406)
Supplemental Type Certificates	(820,000)	(506,244)	100,000
	--------------------	--------------------	--------------------
Cash provided by (used in) investing activities	(3,479,520)	(586,926)	(118,406)
	--------------------	--------------------	--------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under promissory notes, net	(38,703)	(1,643,823)	(813,345)
Borrowings under long-term debt and capital lease obligations	7,838,718	3,570,587	2,089,885
Repayments of long-term debt and capital lease obligations	(3,750,688)	(819,026)	(443,669)
	--------------------	--------------------	--------------------
Cash provided by (used in) financing activities	4,049,327	1,107,738	832,871
	--------------------	--------------------	--------------------
NET INCREASE (DECREASE) IN CASH	1,180,546	863,592	(141,378)

CASH, beginning of year	1,789,169	925,577	1,066,955
	--------------------	--------------------	--------------------
CASH, end of year	$2,969,715	$1,789,169	$925,577
	============	============	============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$615,649	$555,492	$490,585
Income taxes paid	95,879	51,680	122,257

NON CASH FINANCING ACTIVITIES
Stock Issued for benefit plan	$268,019	$212,977	$144,345

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
  Allowance for Doubtful Accounts: Allowance for doubtful accounts are calculated on the historical write-off of doubtful accounts of the individual subsidiaries. Invoices are generally considered a doubtful account if no payment has been made in the past 90 days. We review these policies on a quarterly basis, and based on these reviews, we believe we maintain adequate reserves.
  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements.
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
  Impairment of Goodwill, Other Intangible Assets and Long-lived Assets: We comply with the provisions of Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which requires that we evaluate our goodwill and other assets for impairment at least annually or whenever events or circumstances indicate the carrying value of that asset may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. We determined that as of April 30, 2008 an impairment of $302,537 was necessary for properties in Junction City as a result of the decline in the housing market.
  Advances for Gaming Developments: We are advancing funds for the establishment of gaming. These funds have been capitalized in accordance with Statements of Financial Accounting Standards (SFAS) 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Such standard requires costs associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of that project.

  Our advances represent costs to be reimbursed upon approval of gaming in several locations. We have agreements in place which require payments to be made to us for the respective projects upon opening of Indian gaming facilities. Once gaming facilities have gained proper approvals, we plan to enter into a note receivable arrangement with the Tribe to secure reimbursement of advanced funds for that particular project.

  We have advanced and invested a total of $5,153,174 at April 30, 2008 and $4,718,991 at April 30, 2007 in gaming developments. We have reserves of $3,346,623, at April 30, 2008 and $2,912,440 at April 30, 2007. We believe that our advances for gaming developments will be totally reimbursed as casinos are opened. We believe it is necessary to establish reserves against the advances because all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of Gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

  In fiscal year 2008 we added a reserve of approximately $434,000 for the proposed Dodge City gaming developments. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for gaming developments.
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

	2008	2007
	-------------	-------------
Direct labor	$417,514	$417,514
Direct materials	280,262	280,262
Consultant costs	1,914,829	1,914,829
Overhead	690,780	690,780
STC - acquisition	820,000	-
	-------------	-------------
	4,123,385	3,303,385
Less-Amortized costs	2,066,366	1,808,210
	-------------	-------------
STC balance	$2,057,019	$1,495,175
	=======	=======

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
  Revenue Recognition: We perform aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. Revenue for commercial off-the-shelf items and aircraft sales is recognized on the date of sale.

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
  Advanced Payments and Billings in Excess of Costs Incurred: We receive advances, performance-based payments and progress payment from customers which may exceed costs incurred on certain contracts. We classify advance payments and billings in excess of costs incurred, other than those reflected as a reduction of contracts in process, as current liabilities.
  Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

The computation of the company's basic and diluted earnings per common share is as follows:
	2008	2006	2005
Net income	$1,274,478	$605,545	$365,545
Weighted average common shares outstanding	53,815,092	53,055,224	52,577,348
Dilutive effect of non-qualified stock option plans	113,342	124,766	116,325
Weighted average common shares outstanding, assuming dilution	53,928,434	53,179,990	52,693,673
Basic earnings per common share	$.02	$.01	$.01
Diluted earnings per common share	$.02	$.01	$.01

  Stock-based Compensation: We account for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provisions of SFAS No. 123(R).

  We have nonqualified stock option plans which provide key employees and consultants an opportunity to acquire ownership in the Company. Options are granted under these plans at exercise prices equal to fair market value at the date of the grant, generally exercisable immediately, and expire in 10 years. We account for these plans under Statement of Financial Accounting Standards No. 123(R). The Company did not grant options for the fiscal years ending 2008, 2007, and 2006; therefore, there are no expenses relating to option grants for those periods. There are 5,768,300 approved option shares available to grant under these plans. The approved plan expiration date is December 31, 2010.
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
  Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2008 we had $2,663,419 in bank deposits that exceeded the federally insured limits.
  Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.
  Research and Development: We charge to operations research and development costs. The amount charged in the year ended April 30, 2008 and 2007 was approximately $4,265,743 and $1,945,839 respectively.
  Warranties: We warrant to our customer that our products and services are in good working order at the time of delivery. We warrant that these products will continue to be serviceable for periods from 90 days to up to a maximum of 36 months. Our products are tested and accepted by the customer prior to their release. For the years ended April 30, 2008, 2007, 2006 we had no beginning warranty reserve, no additions to warranty reserves, and no reductions to the warranty reserve.

  In each of the three years ended April 30, 2008, 2007, 2006 our warranty expense was immaterial.
  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is not effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

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

  In December 2007, the FASB issued SFAS No. 141 (Revised), "Business Combinations". SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquirer. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of SFAS 141 (Revised) is not expected to have a material impact on the Company's financial position, results of operation or cash flows.
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

2. DEBT: Principal amounts of debt at April 30, 2008 and 2007, consist of the following:
Promissory Notes			2008	2007
Bank Line of Credit, available LOC $1,000,000
interest at prime plus 2% (7.25% at April 30, 2008 - with a			$711,081	$749,784
floor of 7%) due January 16, 2009, collateralized by a
first or second position on all assets of the Company.
			--------------	---------------
			$711,081	$749,784
			=========	=========
Other Notes Payable and Capital Lease Obligations
Notes payable, interest at prime plus 2% - with a floor			$-	$89,486
of 6%) notes were paid off and assets released at April
30 2008. Collateralized by Aircraft Security
Agreements.

Note payable, interest at prime plus 1%, (6.00% at April			200,000	320,000
30, 2008 - with a floor of 6%) due date August 2009
collateralized by Aircraft Security Agreements.

Note payable, interest at prime plus 1%, (6.00% at April			509,841	629,841
30, 2008 - with a floor of 6%) due June 17, 2010
collateralized by Aircraft and Engine Security Agreements. Agreements.

Note payable, interest at 9.50% due July 11, 2007			-	553,431
collateralized by Aircraft and Engine Security Agreements.

Note payable, interest at 9.50% due July 11, 2007			-	1,116,231
collateralized by Aircraft and Engine Security Agreements.

Note payable, interest at bank prime (5.0% at April			573,995	263,454
30, 2008) due March 1013, collateralized by real estate.

Note payable, interest at bank prime (5.0% at April			1,474,848	831,129
30, 2008) due March 1013, collateralized by real estate.

Note payable, interest rate fixed at 6.5% due February 28,			98,070	100,897
2009 collateralized by real estate.

Note payable, interest at 7.25% at April 30, 2008,			1,053,646	436,007
Renewed and due October 2008, collateralized by real estate.

Note payable, interest at 6.5% at April 30, 2008,			924,521	940,955
Renewed and due August 2008, collateralized by real estate.

Note payable, interest at 7.5% at April 30, 2008,			1,363,175	-
Due November 2012, collateralized by real estate.

Note payable, interest at prime plus 2% (7.2% at April			1,301,624	1,462,505
30, 2008 - with a floor of 7%) due January 2014, collat-
eralized by a first or second position on all assets

Notes payable, interest at prime plus 1.5%, (6.7% at April			1,511,500	-
30, 2008) due October, 2008, collateralized by Aircraft
and Engine Security Agreements.

Note payable, interest at prime plus 2% (7.5% at April 30,			-	165,098
2008 - with a floor of 7.5%) due 05-13-09 collateralized
by a first or second position on all assets of the Company.

Note payable, without interest, due January 1, 2009, 2010,			2,000,000	-
2011, 2012. See Note 13 related to product line acquisition.

Other Notes Payable and Capital Lease Obligations			48,531	62,687
due October 2007 to May 2011 with interest rates between
5% and 8.75%.			--------------	--------------
			$11,059,751	$6,971,721
Less: Current maturities			4,643,567	4,450,341
			--------------	--------------
			$6,416,184	$2,521,380
			=========	=========
Maturities of long-term debt and capital lease obligations are as follows:

Year Ending 30-Apr	Amount
--------------	--------------
2009	$4,643,567
2010	1,027,870
2011	970,331
2012	985,499
2013	1,215,294
Thereafter	1,836,720
	--------------
	$11,059,751
	========

3. INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provision of the enacted tax laws. We have cumulative temporary differences which would result in the recognition of net deferred tax assets. A valuation allowance has been provided which reduces the net deferred tax asset to zero.

The deferred taxes are comprised of the following components:
	April 30, 2008	April 30, 2007
Deferred tax assets
Accounts receivable reserve	$29,000	$59,000
Inventory and other reserves	739,000	523,000
Reserves for Advances for gaming developments	63,000	597,000
Net operating loss carryforwards	-	436,000
	-----------------	-----------------
Total gross deferred tax assets	831,000	1,615,000
Valuation allowance	(784,000)	(1,551,000)
	-----------------	-----------------
Total deferred tax assets	$47,000	$64,000
	=========	=========

Deferred tax liabilities:
Depreciation	$47,000	$58,000
Accrued interest	-	6,000
	-----------------	-----------------
Total deferred tax liabilities	$47,000	$64,000
	=========	=========

Net deferred tax assets at April 30, 2008 and 2007 have been fully offset by a valuation allowance as management feels it is more likely than not that the Company will not ultimately realize any benefits.

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:
	2008	2007	2006
Statutory federal income tax rate	34.0%	34.0%	34.0%
Change in valuation allowance	(46.9%)	(72.9%)	(102.7%)
Nondeductible expenses	34.9%	40.1%	70.2%
Effective tax rate	22.0%	1.2%	1.5%

Tax expenses of $360,522 are comprised of $239,467 in federal income tax and $121,055 in state income tax for the year ended April 30, 2008.

As of April 30, 2008, the Company has accrued income taxes due to the federal and state government of $324,643.

4. STOCKHOLDERS' EQUITY:
Common Stock Transactions

During the year ended April 30, 2008, we issued 309,195 shares of common stock that were owed as of April 30, 2007. As of April 30, 2008, we had 278,573 shares of common stock owed but not issued.

During the year ended April 30, 2008, we issued 957,213 shares valued at $268,019 as the match to the Company's 401(k) plan.

During the year ended April 30, 2007, we issued 3,683,066 shares of common stock that were owed as of April 30, 2006. As of April 30, 2007, we had 587,768 shares of common stock owed but not issued.

During the year ended April 30, 2007, we issued 760,632 shares valued at $212,978 as the match to the Company's 401(k) plan.

During the year ended April 30, 2006, we issued 471,149 shares valued at $141,345 as the match to the Company's 401(k) plan.

During the year ended April 30, 2005, we agreed to issue, in a cashless exercise, 11,825,598 shares in connection with the exercise of employee stock options granted through the Company's Non Qualified Stock Option Plans. As of April 30, 2008, 11,237,864 of these shares have been issued and 278,573 shares have not been issued and are shown on the financial statements as "Stock owed but not issued".

The rest of this page intentionally left blank.

5. STOCK OPTIONS AND INCENTIVE PLANS

The following represents the outstanding and exercisable number of shares, weighted average exercise price and weighted average remaining contractual life of options outstanding and exercisable.

We have nonqualified stock option plans which provide key employees and consultants an opportunity to acquire ownership in the Company. Options are granted under these plans at exercise prices equal to fair market value at the date of the grant, generally exercisable immediately, and expire in 10 years. We account for these plans under Statement of Financial Accounting Standards No. 123(R). The Company did not grant options for the fiscal years ending 2008, 2007, and 2006; therefore, there are no expenses relating to option grants for those periods. There are 5,768,300 approved option shares available to grant under these plans. The approved plan expiration date is December 31, 2010.

		2008	2007	2006
Options exercisable at April 30		1,493,763	1,493,763	1,493,763
Weighted average fair value per share Options granted per year		.81	.81	.81
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise and Outstanding Price
$0.9000	1,320,763	2.7 years	.9000
$0.1400	153,000	2.7 years	.1400
$0.0625	20,000	2.7 years	.0625

	Options	Average Price

Outstanding Beginning 04/30/2005	1,493,763	$0.81
Granted	-
Cancelled	-
Exercised	-
Outstanding Ending 04/30/2006	1,493,763	$0.81

Outstanding Beginning 04/30/2006	1,493,763	$0.81
Granted	-
Cancelled	-
Exercised	-
Outstanding Ending 04/30/2007	1,493,763	$0.81

Outstanding Beginning 04/30/2007	1,493,763	$0.81
Granted	-
Cancelled	-
Exercised	-
Outstanding Ending 04/30/2008	1,493,763	$0.81

There are 5,768,300 approved option shares available to grant under these plans. The approved plan expiration date is December 31, 2010.

6. COMMITMENTS:

Lease Commitments

We lease space under operating leases with initial terms of three (3) years for Florida and ten (10) years in Kansas. Total rental expense incurred for the years ended April 30, 2008, 2007, and 2006, was $239,600, $242,411, and $191,441, respectively.

Minimum lease commitments under noncancellable operating leases for the next five (5) years are as follows:

Year Ending Apr-30	Amount
2009	$175,455
2010	180,545
2011	175,137
2012	135,911
2013	135,911
Thereafter	337,698
$1,140,657
7. CONTINGENCIES:

We are involved in various lawsuits incidental to our business. Management believes the ultimate liability, if any, will not have an adverse effect on the Company's financial position or results of operations.

Due to our financial condition, and the need to reduce expenses, the board of directors approved the elimination of product liability insurance in August, 1989.

8. RELATED-PARTY TRANSACTIONS:

In the normal course of business we purchased modifications services and avionics of approximately $89,398, $127,661, and $163,800 from a company partially owned by David Hayden, a director for the Company during fiscal 2008, 2007, and 2006 respectively.

Included in accrued liabilities are $73,758 and $245,538 as of April 30, 2008, and 2007 respectively for amounts owed to our CEO for accrued compensation.

9. 401(K) SAVINGS PLAN

We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however there are only two entry dates per calendar year. Employees may contribute up to twelve percent of their pre-tax covered compensation through salary deductions. The Plan may match subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6% of the employee's salary. Employees are 100 percent vested in the employer's contributions immediately. Our matching share contribution, at the then current market value, in 2008, 2007, and 2006 was approximately $268,020, $212,977, and $141,345 respectively. If approved by the Board of Directors, the Company match is paid in common stock of the Company.

10. INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:
Industry Segmentation
The Company's operations have been classified into six segments in 2008, 2007, and 2006.

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

Year ended April 30, 2008
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated
Net Sales	$1,507,049	$5,024,781	$8,646,562	$1,557,792	$0	$910,381	$17,646,565
Depreciation	0	85,679	26,476	18,154	0	30,624	160,933
Operating profit (loss) (a)	380,979	842,553	814,599	138,133	0	26,296	2,202,560
Capital Expenditures, net	2,015,899	11,019	14,047	0	0	618,555	2,659,520
Interest, net							(639,732)
Other income							72,172
Income before tax							1,635,000
Income taxes							360,522
Net profit							1,274,478
Identifiable assets	4,302,662	5,927,915	4,924,442	364,198	4,856,167	6,728,474	27,103,858
Year ended April 30, 2007
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated
Net Sales	$1,668,227	$3,538,422	$6,696,737	$2,403,065	$0	$374,591	$14,681,042
Depreciation	0	69,421	32,130	26,291	0	30,242	158,084
Operating profit (loss) (a)	890,465	286,995	(227,368)	185,736	0	115,502	1,251,330
Capital Expenditures	0	63,629	0	17,053	0	0	80,682
Interest, net							(568,712)
Other income							34,607
Income before tax							717,225
Income taxes							111,680
Net profit							605,545
Identifiable assets	1,989,676	4,719,138	5,598,200	377,595	5,132,518	2,628,349	20,445,477
Year ended April 30, 2006
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated
Net Sales	$1,292,222	$2,894,086	$7,580,980	$1,440,400	$0	$2,099,439	$15,307,127
Depreciation	0	64,145	34,299	(5,772)	0	27,125	119,797
Operating profit (loss) (a)	634,248	292,761	(303,064)	134,109	0	178,825	936,879
Capital Expenditures	0	30,461	22,728	30,267	0	134,950	218,406
Interest, net							(507,904)
Other income							8,886
Income before tax							437,861
Income taxes							72,316
Net profit							365,545
Identifiable assets	2,024,452	3,746,318	5,719,644	316,881	4,933,230	1,397,604	18,138,129

(a) Operating expenses not specifically identifiable are allocated based upon sales, costs of sales, square footage or other factors as considered appropriate.
Major Customers: Sales to major customers (10 percent or more of consolidated sales) were as follows:
2008	2007	2006
Avionics	15.8%	14.3%	10.7%
Indian Management Services	N/A*	10.7%	N/A*
Environmental Services (City Contract)	N/A*	12.2%	N/A*

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

To be eligible for coverage under this Plan you must be both an employee and an eligible employee. An eligible employee must be regularly scheduled to work at least 32 hours per week, must have completed at least three months of employment and pay the employee's contribution share of the cost. Coverage is effective at 12:01 a.m. on the first day of the month coincident with or first following the date of eligibility.

The rest of this page left intentionally blank.

12. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected unaudited financial information for each quarter of fiscal 2008, 2007, and 2006 (in thousands, except per share amounts).

2008	First	Second	Third	Fourth	Total
Revenue	$4,707	$4,234	$4,259	$4,446	$17,646
Operating Income (Loss)	410	335	442	1,015	2,202
Nonoperating Income (Expense)	(178)	(148)	(249)	(353)	(928)
Net Income (Loss)	232	187	193	662	1,274
Basic Earnings (Loss) per Share*	.00	.01	.01	.01	.02
Diluted Earnings (Loss) per Share*	.00	.01	.01	.01	.02
*Rounded to nearest tenth

2007	First	Second	Third	Fourth	Total
Revenue	$3,076	$4,355	$3,344	$3,906	$14,681
Operating Income (Loss)	164	432	28	627	1,251
Nonoperating Income (Expense)	(120)	(167)	(147)	(212)	(646)
Net Income (Loss)	44	265	(119)	415	605
Basic Earnings (Loss) per Share*	.01	.01	.01	.01	.01
Diluted Earnings (Loss) per Share*	.01	.01	.01	.01	.01
*Rounded to nearest tenth

2006	First	Second	Third	Fourth	Total
Revenue	$4,112	$5,053	$3,071	$3,072	$15,307
Operating Income (Loss)	309	240	201	187	937
Nonoperating Income (Expense)	(103)	(133)	(164)	(171)	(571)
Net Income (Loss)	206	107	37	15	365
Basic Earnings (Loss) per Share*	.01	.01	.02	.00	.01
Diluted Earnings (Loss) per Share*	.01	.01	.01	.00	.01
*Rounded to nearest tenth

The individual quarter and fiscal year earnings per share are presented as shown in our quarterly and annual filings with the Securities and Exchange Commission. These numbers are rounded up to the nearest tenth.

13. PRODUCT LINE ACQUISITION

On April 10, 2008, our subsidiary Avcon Industries, Inc. acquired the JET product line to add to our product line of "Classic Aviation Products". This product line includes product inventory, test equipment, technical documentation, intellectual property and other assets totaling approximately $3,000,000. We paid cash for a portion of this product line and signed an obligation to the seller for the payment of the balance in four annual payments. We expect to fully transition the operations supporting the product to our facilities by January 2009.

14. DODGE CITY LAND ACQUISITION

On November 15, 2007, our subsidiary Butler National Service Corporation closed the purchase of property in Dodge City, Kansas. We invested $2,015,899 in this property including the land, architecture fees, engineering fees, legal fees and related expenses to annex the property into the City of Dodge City and zone the property suitable for gaming under the KELA. This land investment was in support of the Gaming Management Contract signed by the Kansas Lottery Commission and forwarded to the KRGC Review Board on May 25, 2008.

15. SUBSEQUENT EVENTS

On June 24, 2008, our subsidiary Butler National Service Corporation borrowed a total of $5,500,000 from a bank and an investor to advance the privilege fee deposit to the Kansas Lottery as required by the Gaming Management Contract signed by the Kansas Lottery Commission and forwarded to the KRGC Review Board on May 25, 2008. The deposit should be returned to us if we are not the successful applicant for the Southwest Gaming Zone. If we are the selected applicant, the deposit is the payment of the privilege fee to the State of Kansas.

SCHEDULE II

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED APRIL 30, 2008, 2007 AND 2006
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Description
Year ended April 30, 2008
Allowance for doubtful accounts	$154,233	$-	$79,193	$75,040
Reserve for inventory obsolescence	452,942	24,312	-	477,254
Reserve for Indian gaming development	2,912,440	434,183	-	3,346,623
Deferred interest (1)	15,446	-	15,446	-
Income tax valuation allowance	1,551,000	-	767,000	784,000

Year ended April 30, 2007
Allowance for doubtful accounts	$149,577	$4,656	$-	$154,233
Reserve for inventory obsolescence	431,776	21,166	-	452,942
Reserve for gaming development	2,912,440	-	-	2,912,440
Deferred interest (1)	31,620	-	16,174	15,446
Income tax valuation allowance	1,839,000	-	288,000	1,551,000

Year ended April 30, 2006
Allowance for doubtful accounts	$88,250	$61,327	$-	$149,577
Reserve for inventory obsolescence	395,020	36,756	-	431,776
Reserve for Indian gaming development	2,912,440	-	-	2,912,440
Deferred interest (1)	54,404	-	22,784	31,620
Income tax valuation allowance	2,068,000	-	229,000	1,839,000

(1) Interest to be paid as part of the note payable on discontinued operations.

Exhibit 21
Subsidiaries
Avcon Industries, Inc., a Kansas Corporation
Butler National Services, Inc., a Florida Corporation
BCS Design, Inc., a Kansas Corporation
Butler National, Inc., a Nevada Corporation
Butler Temporary Services, Inc., a Missouri Corporation
Butler National Corporation, a Nebraska Corporation
Kansas International Inc., a Kansas Corporation
Butler National Service Corporation, a Kansas Corporation
AVT Corporation, a Texas Corporation
Indian Gaming Corporation, a Kansas Corporation
HMRS Holdings, LLC, a Kansas Corporation

Exhibit 23.1
Consent of Independent Public Accountants

We consent to the incorporation by reference in the Form S-8 Registration Statements, File Numbers, 033-65256, 033-65254, 033-65890, 333-07735, 333-46791, 333-46795, 333-46797, and 333-46809 of our report dated July 29, 2008 with respect to the consolidated financial statements and schedule of Butler National Corporation included in the Annual Report Form 10-K for the year ended April 30, 2008.

/s/ Weaver & Martin, LLC

Kansas City, Missouri

July 29, 2008

Exhibit 99

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

In addition, some provisions of our Articles of Incorporation and Bylaws could make it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. This includes, but is not limited to, provisions that: provide for a classified board of directors, prohibit stockholders from taking action by written consent, and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Kansas law K.S.A. 17-12, 101 that prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met, which could have the effect of delaying or preventing a change of control.

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

If for some reason we are not awarded a management contract after selection by the Lottery Gaming Facility Review Board, there is no assurance that the State of Kansas will promptly refund the management fee deposit.

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