Form 10-Q
period 2008-07-31
BUTLER NATIONAL CORP
filed 2008-09-12
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
---------------------------------- FORM 10-Q -----------------------------------
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended July 31, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days: Yes X No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer  Accelerated filer  Non-accelerated filer X Smaller reporting company 

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes No X_
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 5, 2008 was 55,091,109 shares.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION:	PAGE NO.
	Condensed Consolidated Balance Sheets - July 31, 2008 and April 30, 2008	3
	Condensed Consolidated Statements of Income - Three Months ended July 31, 2008 and 2007	4
	Condensed Consolidated Statements of Cash Flows - Three Months ended July 31, 2008 and 2007	5
	Notes to Condensed Consolidated Financial Statements	6-7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-11
	Item 3 Quantitative & Qualitative Disclosures about Market Risk	11
	Item 4 Controls and Procedures	11
PART II.	Other Information	12
	Signatures	13

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	07/31/08	4/30/08	LIABILITIES AND STOCKHOLDERS' EQUITY	07/31/08	4/30/08
	(unaudited)	(audited)		(unaudited)	(audited)
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$2,565,374	$2,969,715	Bank overdraft payable	$171,129	$144,024
Accounts receivable, net of allowance for			Promissory notes payable	5,646,728	711,081
doubtful accounts of $75,040 at July 31, 2008 and			Current maturities of long-term debt and capital lease
$75,040 at April 30, 2008	972,336	1,289,898	obligations	4,587,346	4,643,567
			Accounts payable	763,708	558,085
			Customer deposits	1,678,097	1,417,503
			Accrued liabilities
Inventories -			Compensation and compensated absences	404,188	428,775
Raw materials	5,229,348	5,094,274	Accrued income tax	149,000	324,643
Work in process	501,080	370,345	Other	282,951	269,868
Finished goods	2,170,226	2,170,723		--------------	--------------
Aircraft	4,772,767	4,772,767	Total current liabilities	13,683,147	8,497,546
	--------------	--------------
	12,673,421	12,408,109	LONG-TERM DEBT AND CAPITAL LEASE, NET
			OF CURRENT MATURITIES	6,272,207	6,416,184
Prepaid expenses and other current assets	5,698,370	207,419
	--------------	--------------		--------------	--------------
Total current assets	21,909,501	16,875,141	Total liabilities	19,955,354	14,913,730

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			STOCKHOLDERS' EQUITY:
Land and building	4,577,064	4,216,320	Preferred stock, par value $5
Machinery and equipment	2,069,332	2,069,332	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	808,489	802,127	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
	7,459,134	7,092,028	no shares issued and outstanding	-	-
Accumulated depreciation	(2,426,563)	(2,385,105)	$1,000 Class B, 6%, convertible cumulative,
	--------------	--------------	liquidation and redemption value $1,000
	5,032,571	4,706,923	no shares issued and outstanding	-	-
			Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	2,057,019	2,057,019	Authorized 100,000,000 shares
			issued and outstanding 55,091,109 shares at
			at July 31 and 55,091,109 at April 30, 2008	550,911	550,911
ADVANCES FOR GAMING DEVELOPMENTS			Common stock, owed but not issued 278,573 shares
(net of reserves of $3,425,640 at 7/31/08 and $3,346,623	1,806,551	1,806,551	at July 31 and 278,573 at April 30, 2008	2,786	2,786
at 4/30/08)			Capital contributed in excess of par	11,076,238	11,076,238
			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
			Retained earnings	1,610,577	1,292,193
OTHER ASSETS	1,658,224	1,658,224		--------------	--------------
			Total stockholders' equity	12,508,512	12,190,128
	--------------	--------------		--------------	--------------
Total assets	$32,463,866	$27,103,858	Total liabilities and stockholders' equity	$32,463,866	$27,103,858
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	THREE MONTHS ENDED
	July 31,
	2008	2007
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$3,447,130	$1,894,679
Avionics / Defense	871,249	1,659,311
Management / Professional Services	885,743	1,153,338
	--------------	--------------
Net Revenues	5,204,122	4,707,328

COST OF SALES
Aircraft / Modifications	2,455,315	1,636,587
Avionics / Defense	725,667	946,738
Management / Professional Services	281,946	599,562
	--------------	--------------
Total Cost of Sales	3,462,928	3,182,887
	--------------	--------------
GROSS PROFIT	1,741,194	1,524,441

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,085,144	1,114,216
	--------------	--------------
OPERATING INCOME	656,050	410,225

OTHER INCOME (EXPENSE)
Interest expense	(231,036)	(132,639)
Other	2,475	-
	--------------	--------------
Other expense	(228,561)	(132,639)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	427,489	277,586

PROVISION FOR INCOME TAXES	(109,105)	(45,747)
	--------------	--------------
NET INCOME (LOSS)	$318,384	$231,839
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.00
	========	========
Shares used in per share calculation	54,769,682	53,245,642
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.00
	========	========
Shares used in per share calculation	54,899,086	53,358,984
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	July 31,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$318,384	$231,839
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	41,458	37,160

Changes in assets and liabilities:
Accounts receivable	317,562	218,298
Contracts in process	-	(350,684)
Inventories	(265,312)	476,288
Prepaid expenses and other current assets	(5,490,951)	(407)
Accounts payable	232,728	(69,258)
Customer deposits	260,594	(513,020)
Accrued liabilities	(187,147)	105,102
	--------------	--------------
Cash provided by (used in) operating activities	(4,772,684)	135,318
	--------------	--------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - Property, Plant & Equipment	(367,106)	(22,666)
	--------------	-------------
Cash provided by (used in) investing activities	(367,106)	(22,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under promissory notes, net	4,935,647	(507,211)
Repayments of long-term debt	(200,198)	185,047
	--------------	--------------
Cash provided by (used in) financing activities	4,735,449	(322,164)
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	(404,341)	(209,512)

CASH, beginning of period	2,969,715	1,789,169
	--------------	--------------
CASH, end of period	$2,565,374	$1,579,657
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$208,743	$132,639
Income taxes paid	284,748	15,747

The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2008. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2008 are not indicative of the results of operations that may be expected for the year ending April 30, 2009.

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

We have advanced and invested a total of $5,232,191 at July 31, 2008 and $5,153,174 at April 30, 2008 in gaming developments. We have reserves of $3,425,640, at July 31, 2008 and $3,346,623 at April 30, 2008. We believe that our advances for gaming developments will be totally reimbursed as casinos are opened. We believe it is necessary to establish reserves against the advances because all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of Gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

In fiscal year 2008 we added a reserve of approximately $434,000 for the proposed Dodge City gaming developments. We had an additional reserve of approximately $79,000 in the quarter ending July 31, 2008. We review quarterly the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for gaming developments.

3. Entertainment Development: We had land development purchases totaling $360,744 and expenses of approximately $206,829 during the three months ending July 31, 2008. Net borrowings at July 31, 2008 towards the purchase of land were $1,370,837.

4. Earnings Per Share: Earnings per common share are based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

5. Research and Development: We invested in research and development activities. The amount invested in the three months ended July 31, 2008 and 2007 was approximately $1,061,000 and $569,500 respectively. We charge to operations research and development costs. The amount charged in the three months ended July 31, 2008 and 2007 was approximately $620,000 and $545,600 respectively.

6. Borrowings: Two promissory notes were entered into during the quarter ended July 31, 2008 totaling $5,500,000. These notes were for a privilege fee to the State of Kansas in connection with our application to be the manager of the State owned casino in Ford County, Kansas. The deposit should be returned to us if we are not the successful applicant for the Southwest Gaming Zone. If we are the selected applicant, the deposit is the payment of the privilege fee to the State of Kansas.

A line of credit in the amount of $1,224,285 was entered into on July 7, 2006. An additional line of credit in the amount of $1,508,000 was entered into on October 25, 2006. Both lines of credit are to be used for the BCS Design, Inc. construction projects in Junction City, Kansas. As of July 31, 2008 our current borrowings are $924,471 and $1,053,646 respectively. These notes have been renewed bi-annually during the past 12 months.

7. Subsequent Events: We have signed real estate contracts for the sale of three homes in Junction City, Kansas since July 31, 2008. We expect these contracts to close during the second quarter of fiscal year 2009.

Butler National Service Corporation, a wholly owned subsidiary of Butler National Corporation, signed an Amended and Restated Limited Liability Company agreement in connection with a Butler National affiliate providing services in connection with the State of Kansas' ownership and operation of a proposed Lottery Gaming Facility in Dodge City, Kansas.

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

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2009 COMPARED TO FIRST QUARTER FISCAL 2008

Our sales for the three months ended July 31, 2008 were $5,204,122, an increase of 10.6% from the three months ended July 31, 2007 with sales of $4,707,328. Our operating profit for the three months ended July 31, 2008 was $656,050, compared to $410,225 for the three months ended July 31, 2007, an increase of 60%.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from Aircraft Modifications including modified aircraft increased 81.9% from $1,894,679 in the first three months of fiscal year 2008 to $3,447,130 in the current three months of fiscal 2009. The modifications segment had an operating profit of $774,867 in the three months ended July 31, 2008, compared to a profit of $112,972 in the three months ended July 31, 2007. Avcon RVSM sales decreased by approximately $35,936. Revenues generated from other modification services increased $1,211,388 in the three months ended July 31, 2008.

During the past few years we have seen a significant increase in aircraft camera modification. Several custom engineering projects and aircraft modifications have also attributed to our increase in sales. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership positively impacts our aircraft modification revenues. Although we cannot anticipate the future we must always consider the negative impact of items such as the September 11, 2001event, increases in fuel prices, and general economic downturns.

Aircraft Acquisitions and Sales: There was no activity in the three months ended July 31, 2008 or in the three months ended July 31, 2007. We acquired no aircraft during the three months ended July 31, 2008. Management expects this business segment to have increased sales in the next year. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales from Avionics decreased 45.7%, from $1,659,311 in the three months ended July 31, 2007, to $871,249 in the three months ended July 31, 2008. Operating profits decreased from $516,259 for the three months ended July 31, 2007 to a loss of $41,106 for the three months ended July 31, 2008. The decrease in operating profit is related to additional material cost, material spoilage, additional labor requirements and rework labor costs on a major build-to-print contract. This contract was started in fiscal 2007 and is expected to be completed during the next quarter with less of an impact on operating profit. Management expects this business segment to increase in the future due to additions of new fuel system protection devices like the TSD, GFI, and other classic aviation defense products.

Services - SCADA Systems and Monitoring Services: Revenue decreased from $471,610 for the three months ended July 31, 2007 to $381,059 for the three months ended July 31, 2008, a decrease of 19.2%. During the three months ended July 31, 2008 we maintained a relatively level volume of long-term contracts with municipalities. We had decreased revenues due to budget cuts faced by the municipalities resulting from the decrease in property taxes in the State of Florida. We anticipate the revenues from additional lift station rehabilitations to resume and generate additional revenue over the next four years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal 2009.

Gaming: Revenues from management services related to gaming increased 13.9% from $351,277 for the three months ended July 31, 2007 compared to $400,089 for the three months ended July 31, 2008. Sales continue to have stability due to the addition of Class III casino gaming in Oklahoma.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, on site contract management of gaming establishments, flight, and engineering services. Management consulting and professional fees, including sales related to completed projects, were $119,747 for the three months ended July 31, 2008 and $330,451 for three months ended July 31, 2007, a decrease of 68.3%. Sales related to construction projects were approximately $168,000 at July 31, 2007 and zero at July 31, 2008.

Selling, General and Administrative (SG&A): Expenses were $1,085,144, 20.8% of revenues, for the three months ended July 31, 2008 compared to 23.6% of revenues for the three months ending July 31, 2007. Business overhead expenses were decreased overall due to a reduction in cost towards our Kansas entertainment endeavors.

Other Income (Expense): Other interest increased from $132,639 in the three months ended July 31, 2007 to $231,036 for the three months ended July 31, 2008.

Earnings: Our operating profit for the three months ended July 31, 2008 was $656,050, compared to $410,225 for the three months ended July 31, 2007, an increase of 60%. Our net income for the prior three months period ended July 31, 2007 was $231,839. Our net income for the current three months ended July 31, 2008 was $318,384.

Employees: We employed 92 at July 31, 2008 and 88 at July 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2009 and beyond.

Other than obligations related to the potential management of a gaming facility in Dodge City, Kansas and the purchase of the JET product line we do not, as of July 31, 2008, have any material commitments for other capital expenditures other than the terms of the Indian Management Agreements should any additional casinos be authorized. We will need additional funds to complete our planned Indian gaming opportunities. We will use current cash available as well as additional funds, for the start up and construction of gaming facilities. During the quarter ended July 31, 2008 we entered into two short term promissory notes totaling $5,500,000 towards the privilege fee for the gaming facility in Ford county, Kansas. The deposit should be returned to us if we are not the successful applicant for the Southwest Gaming Zone. If we are the selected applicant, the deposit is the payment of the privilege fee to the State of Kansas. We anticipate initially obtaining these funds from internally generated working capital and borrowings.

Analysis and Discussion of Cash Flow

During the first quarter of fiscal year 2009 our cash position decreased by $404,341 and can be attributed to the following. Cash used in operation activities was $4,772,684. During the first quarter we made a large deposit of $5,500,000 as a Privilege Fee to the Kansas Lottery as part of our gaming application for Ford County. This deposit will be refunded if we are not selected as the Manager. During the first quarter of fiscal 2009 we reported net income of $318,384. Other cash provided by operating activities included a decrease in Accounts receivable of $317,562 and an increase in customer deposits of $260,594. Accounts payable and accrued liabilities resulted in a net contribution of approximately $45,500. Inventory increase by more than $265,000 due to several large aircraft modification projects.

We invested approximately $360,000 towards the development of the land purchased in Dodge City and less than $10,000 for the addition of new equipment.

Cash provided by financing activities contributed a net of $4,735,449. We had short term borrowing of $5,500,000 for the Privilege Fee as part of our gaming application for Ford County. The deposit should be returned to us if we are not the successful applicant for the Southwest Gaming Zone. If we are the selected applicant, the deposit is the payment of the privilege fee to the State of Kansas. We reduced our promissory notes by $564,352 and all other borrowing by $200,198.

Critical Accounting Policies

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

We have advanced and invested a total of $5,232,191 at July 31, 2008 and $5,153,174 at April 30, 2008 in gaming developments. We have reserves of $3,425,640, at July 31, 2008 and $3,346,623 at April 30, 2008. We believe that our advances for gaming developments will be totally reimbursed as casinos are opened. We believe it is necessary to establish reserves against the advances because all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of Gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

In fiscal year 2008 we added a reserve of approximately $434,000 for the proposed Dodge City gaming developments. We had an additional reserve of approximately $79,000 in the quarter ending July 31, 2008. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for gaming developments.

Changing Prices and Inflation

We did experience some pressure from inflation in fiscal 2009. These include increases in airplane travel, fuel, material, and transportation costs. This additional cost may not be transferable to our customers resulting in lower income. We anticipate long-term fuel costs and possibly interest rates to rise in fiscal 2009 and 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Part I Item 3:

Quantitative and Qualitative Disclosures about Market Risk.

None.

Part I Item 4:

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

No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1

Legal Proceedings
Butler National Corporation and its wholly-owned subsidiary Butler National, Inc., filed a Complaint against General Electric subsidiaries GE Infrastructure, Inc. and GE-Aviation Division formerly known as GE Aircraft Engines, Best Jet Engines, Inc., Global Turbine Support, L.L.C. and others in the United States District Court for the Eastern District of Texas related to the design and parts for the jet engines that were overhauled for a company airplane and are not working properly.   The Companies have pled damages in excess of one million dollars.  The company is not able to reliably predict the outcome of the litigation at this time.

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
99

Exhibit Number 99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
September 13, 2008 Date	/S/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
September 13, 2008 Date	/S/ Angela D. Shinabargar Angela D. Shinabargar (Chief Financial Officer)