Form 10-Q
period 2008-10-31
BUTLER NATIONAL CORP
filed 2008-12-12
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
---------------------------------- FORM 10-Q -----------------------------------
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended October 31, 2008
__	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to _____________
Commission File Number 0-1678
BUTLER NATIONAL CORPORATION (Exact name of Registrant as specified in its charter)
Kansas (State of Incorporation)		41-0834293 (I.R.S. Employer Identification No.)
19920 West 161st Street, Olathe, Kansas 66062 (Address of Principal Executive Office)(Zip Code)
Registrant's telephone number, including area code: (913) 780-9595
Former name, former address and former fiscal year if changed since last report: Not Applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer  Accelerated filer  Non-accelerated filer X Smaller reporting company 

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes __ No X
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 5, 2008 was 55,091,109 shares.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX
PART I FINANCIAL INFORMATION
Item 1	Financial Statements	PAGE NO.
	Condensed Consolidated Balance Sheets - October 31, 2008 and April 30, 2008	3
	Condensed Consolidated Statements of Income - Three Months ended October 31, 2008 and 2007	4
	Condensed Consolidated Statements of Income - Six Months ended October 31, 2008 and 2007	5
	Condensed Consolidated Statements of Cash Flows - Six Months ended October 31, 2008 and 2007	6
	Notes to Condensed Consolidated Financial Statements	7-8
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-13
Item 3	Quantitative & Qualitative Disclosures about Market Risk	13
Item 4	Controls and Procedures	13
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3	Defaults Upon Senior Securities	14
Item 4	Submission of Matters to a Vote of Security Holders	14
Item 5	Other Information	14
Item 6	Exhibits	14
Signature		15
Exhibit Index		E-1

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	10/31/08	4/30/08	LIABILITIES AND STOCKHOLDERS' EQUITY	10/31/08	4/30/08
	(unaudited)	(audited)		(unaudited)	(audited)
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$1,677,237	$2,969,715	Bank overdraft payable	$136,258	$144,024
Accounts receivable, net of allowance for			Promissory notes payable	6,434,890	711,081
doubtful accounts of $61,754 at October 31, 2008 and			Current maturities of long-term debt and capital lease
$75,040 at April 30, 2008	533,627	1,289,898	obligations	3,914,176	4,643,567
			Accounts payable	729,286	558,085
			Customer deposits	1,402,340	1,417,503
			Accrued liabilities
Inventories -			Compensation and compensated absences	368,783	428,775
Raw materials	5,583,975	5,094,274	Accrued income tax	149,000	324,643
Work in process	582,495	370,345	Other	254,346	269,868
Finished goods	1,804,303	2,170,723		--------------	--------------
Aircraft	4,772,767	4,772,767	Total current liabilities	13,389,079	8,497,546
	--------------	--------------
	12,743,540	12,408,109	LONG-TERM DEBT AND CAPITAL LEASE, NET
			OF CURRENT MATURITIES	6,173,971	6,416,184
Prepaid expenses and other current assets	5,966,926	207,419
	--------------	--------------		--------------	--------------
Total current assets	20,921,330	16,875,141	Total liabilities	19,563,050	14,913,730

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			STOCKHOLDERS' EQUITY:
Land and building	5,243,176	4,216,320	Preferred stock, par value $5
Machinery and equipment	2,126,046	2,069,332	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	808,489	802,127	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
	8,181,960	7,092,028	no shares issued and outstanding	-	-
Accumulated depreciation	(2,465,959)	(2,385,105)	$1,000 Class B, 6%, convertible cumulative,
	--------------	--------------	liquidation and redemption value $1,000
	5,716,001	4,706,923	no shares issued and outstanding	-	-
			Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	1,923,255	2,057,019	Authorized 100,000,000 shares
			issued and outstanding 55,091,109 shares at
			at October 31, 2008 and 55,091,109 at April 30, 2008	550,911	550,911
ADVANCES FOR GAMING DEVELOPMENTS			Common stock, owed but not issued 278,573 shares
(net of reserves of $3,346,623 at 10/31/08 and at 4/30/08)	1,806,551	1,806,551	at October 31, 2008 and 278,573 at April 30, 2008	2,786	2,786
			Capital contributed in excess of par	11,076,238	11,076,238
			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
			Retained earnings	1,564,376	1,292,193
OTHER ASSETS	1,658,224	1,658,224		--------------	--------------
			Total stockholders' equity	12,462,311	12,190,128
	--------------	--------------		--------------	--------------
Total assets	$32,025,361	$27,103,858	Total liabilities and stockholders' equity	$32,025,361	$27,103,858
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	THREE MONTHS ENDED
	October 31,
	2008	2007
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$2,250,919	$2,504,535
Avionics / Defense	434,717	941,781
Management / Professional Services	1,370,137	787,717
	--------------	--------------
Net Revenues	4,055,773	4,234,033

COST OF SALES
Aircraft / Modifications	2,007,014	1,968,138
Avionics / Defense	275,240	348,029
Management / Professional Services	868,710	325,454
	--------------	--------------
Total Cost of Sales	3,150,964	2,641,621
	--------------	--------------
GROSS PROFIT	904,809	1,592,412

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	909,788	1,257,226
	--------------	--------------
OPERATING INCOME	(4,979)	335,186

OTHER INCOME (EXPENSE)
Interest expense	(41,223)	(124,151)
Other	-	3,500
	--------------	--------------
Other expense	(41,223)	(120,651)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(46,202)	214,535

PROVISION FOR INCOME TAXES	-	(27,250)
	--------------	--------------
NET INCOME (LOSS)	$(46,202)	$187,285
	========	========

BASIC EARNINGS PER COMMON SHARE	$.00	$.00
	========	========
Shares used in per share calculation	54,769,682	53,812,469
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.00	$.00
	========	========
Shares used in per share calculation	54,852,002	53,812,469
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENT

	SIX MONTHS ENDED
	October 31,
	2008	2007
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$5,698,049	$4,399,214
Avionics / Defense	1,305,966	2,601,091
Management / Professional Services	2,255,881	1,941,056
	--------------	--------------
Net Revenues	9,259,896	8,941,361

COST OF SALES
Aircraft / Modifications	4,462,329	3,604,725
Avionics / Defense	1,000,907	1,294,767
Management / Professional Services	1,150,656	925,016
	--------------	--------------
Total Cost of Sales	6,613,892	5,824,508
	--------------	--------------
GROSS PROFIT	2,646,004	3,116,853

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,994,932	2,371,442
	--------------	--------------
OPERATING INCOME	651,072	745,411

OTHER INCOME (EXPENSE)
Interest expense	(272,259)	(256,790)
Other	2,475	3,500
	--------------	--------------
Other expense	(269,784)	(253,290)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	381,288	492,121

PROVISION FOR INCOME TAXES	(109,105)	(72,997)
	--------------	--------------
NET INCOME (LOSS)	$272,183	$419,124
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.01
	========	========
Shares used in per share calculation	54,769,682	58,812,469
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.01
	========	========
Shares used in per share calculation	54,852,002	53,812,469
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	October 31,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$272,183	$419,124
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	80,854	80,099
Impairment of assets	-	90,290
Supplemental type certificates amortization	133,764	113,483
Gain - Loss on disposal of fixed assets	-	70,220

Changes in assets and liabilities:
Accounts receivable	756,271	(141,085)
Contracts in process	-	(980,898)
Inventories	(335,431)	687,613
Prepaid expenses and other current assets	(5,759,507)	(6,264)
Accounts payable	163,434	80,646
Customer deposits	(15,162)	248,115
Accrued liabilities	(251,158)	110,111
	--------------	--------------
Cash provided by (used in) operating activities	(4,954,752)	771,454
	--------------	--------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - Property, Plant & Equipment	(1,089,932)	(47,173)
	--------------	-------------
Cash provided by (used in) investing activities	(1,089,932)	(47,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under promissory notes, net	5,723,810	(523,948)
Borrowings of long-term debt	-	2,280,696
Repayments of long-term debt	(971,604)	(2,204,472)
	--------------	--------------
Cash provided by (used in) financing activities	4,752,206	(447,724)
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	(1,292,478)	(276,557)

CASH, beginning of period	2,969,715	1,789,169
	--------------	--------------
CASH, end of period	$1,677,237	$2,065,726
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$494,022	$256,790
Income taxes paid	284,748	72,997

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2008. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2008 are not indicative of the results of operations that may be expected for the year ending April 30, 2009.

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

We have advanced and invested a total of $5,153,174 at October 31, 2008 and $5,153,174 at April 30, 2008 in gaming developments. We have reserves of $3,346,623, at October 31, 2008 and $3,346,623 at April 30, 2008. We believe that our advances for gaming developments will be totally reimbursed as casinos are opened. We believe it is necessary to establish reserves against the advances because all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution. The net amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of Gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

In fiscal year 2008 we added a reserve of approximately $434,000 for the proposed Dodge City gaming developments. We review quarterly the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for gaming developments.

3. Entertainment Development: We had land development purchases totaling approximately $1,027,000 and expenses of approximately $104,517 during the six months ending October 31, 2008.

4. Earnings Per Share: Earnings per common share are based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

5. Research and Development: We invested in research and development activities. The amount invested in the six months ended October 31, 2008 and 2007 was approximately $2,012,375 and $1,373,000 respectively.

6. Borrowings: Two promissory notes were entered into during the quarter ended July 31, 2008 totaling $5,500,000. These notes were for a privilege fee to the State of Kansas in connection with our application to be the manager of the State owned casino in Ford County, Kansas.

A line of credit in the amount of $1,224,285 was entered into on July 7, 2006. An additional line of credit in the amount of $1,508,000 was entered into on October 25, 2006. Both lines of credit are to be used for the BCS Design, Inc. construction projects in Junction City, Kansas. As of October 31, 2008 our current borrowings are $791,990 and $761,686 respectively. These notes have been renewed bi-annually during the past 12 months.

7. Subsequent Events: Butler National Service Corporation, a wholly owned subsidiary of Butler National Corporation, was approved on December 5, 2008 by the Kansas Racing and Gaming Commission as the developer and manager of a casino in the Southwest Gaming Zone located in Dodge City, Kansas.

Butler National Service Corporation, a wholly owned subsidiary of Butler National Corporation entered into an agreement with BCH Development, L.C., a Topeka, Kansas based development company to immediately begin construction of Phase I of the Boot Hill Casino and Resort.

The rest of this page is intentionally left blank.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

YEAR TO DATE OCTOBER 31, 2008 COMPARED TO YEAR TO DATE OCTOBER 31, 2007

Our sales for the six months ended October 31, 2008 were $9,259,896, an increase of 4% from the six months ended October 31, 2007 with sales of $8,941,361. Our operating profit for the six months ended October 31, 2008 was $651,072, compared to $745,411 for the six months ended October 31, 2007, a decrease of 13%.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from Aircraft Modifications including modified aircraft increased 29.5% from $4,399,214 in the first six months of fiscal year 2008 to $5,698,049 in the current six months of fiscal 2009. The modifications segment had an operating profit of $520,072 in the six months ended October 31, 2008, compared to a profit of $148,865 in the six months ended October 31, 2007. Avcon RVSM sales decreased by approximately $668,000. Revenues generated from other modification services increased by approximately $1,966,000 in the six months ended October 31, 2008.

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

Aircraft Acquisitions and Sales: There was no activity in the six months ended October 31, 2007 or in the six months ended October 31, 2008. We acquired no aircraft during the six months ended October 31, 2008. Management expects this business segment to have increased sales in the next year. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales from Avionics decreased 50%, from $2,601,091 in the six months ended October 31, 2007, to $1,305,966 in the six months ended October 31, 2008. Operating profits decreased from $488,540 for the six months ended October 31, 2007 to an operating loss of $299,374 for the six months ended October 31, 2008. The decrease in operating profit is directly related to the significant decreases in sales, material obsolescence, and rework labor costs. Due to changes in the current global economy we are unable to accurately forecast future revenue for the defense product lines. Our current backlog is approximately $1,500,000.

Services - SCADA Systems and Monitoring Services: Revenue increased from $848,412 for the six months ended October 31, 2007 to $940,068 for the six months ended October 31, 2008, an increase of 11%. During the six months ended October 31, 2008 we maintained a relatively level volume of long-term contracts with municipalities. Revenues from additional lift station rehabilitations resumed and will generate additional revenue over the next four years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal 2009.

Gaming: Revenues from management services related to gaming decreased 7.0% from $715,597 for the six months ended October 31, 2007 compared to $665,690 for the six months ended October 31, 2008. Sales continue to remain relatively steady due to the addition of Class III casino gaming in Oklahoma.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, on site contract management of gaming establishments, flight, and engineering services. Management consulting and professional fees, were $218,102 for the six months ended October 31, 2008 and $208,546 for the six months ended October 31, 2007, an increase of 4.5%. Sales related to construction projects were $168,500 for the six months ending October 31, 2007 and $432,020 for the six months ending October 31, 2008.

Selling, General and Administrative (SG&A): Expenses were $1,994,932, 21.5% of revenues, for the six months ended October 31, 2008 compared to 26.5% of revenues for the six months ending October 31, 2007. Business overhead expenses were decreased overall due to the Kansas gaming endeavors. During the six months ended October 31, 2008 we expensed approximately $105,000 for the development of Gaming in Kansas compared to approximately $418,000 for the six months ended October 31, 2007.

Other Income (Expense): Other interest increased from $256,790 in the six months ended October 31, 2007 to $272,259 for the six months ended October 31, 2008.

Earnings: Our operating profit for the six months ended October 31, 2008 was $651,072, compared to $745,411 for the six months ended October 31, 2007, a decrease of 12.7%. Our net income for the prior six months period ended October 31, 2007 was $419,124. Our net income for the current six months ended October 31, 2008 was $272,183.

Employees: We employed 92 at October 31, 2008 and 86 at October 31, 2007.

SECOND QUARTER FISCAL 2009 COMPARED TO SECOND QUARTER FISCAL 2008

Our sales for the three months ended October 31, 2008 were $4,055,773, a decrease of 4.2% from the three months ended October 31, 2007 with sales of $4,234,033. Our operating loss for the three months ended October 31, 2008 was $4,978, compared to a profit of $335,186 for the three months ended October 31, 2007.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from Aircraft Modifications including modified aircraft decreased $253,616 (10.1%) from $2,504,535 in the second quarter of fiscal year 2008 to $2,250,918 in the current quarter of fiscal 2009. Revenues from non RVSM modification services increased $378,145 or 22% in the second quarter of fiscal 2009. RVSM revenues decreased by 83% in the second quarter of fiscal 2009, compared to the second quarter of fiscal 2008.

Considerable time was spent on additions to the RVSM STC and certification of special mission STC's for our modification customers. These events reallocated used capacity and reduced RVSM completions. The modifications segment had an operating loss of $104,795 for the three months ended October 31, 2008 compared to operating profit of $165,893 for the three months ended October 31, 2007.

Aircraft Acquisitions and Sales: There was no activity for the three months ended October 31, 2008. We acquired no aircraft during the three months ended October 31, 2007. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales were $434,718 for the three months ended October 31, 2008 compared to $941,781 in the comparable period of the preceding year, a decrease of 54%. Operating loss for the three months ended October 31, 2008 was $151,768 compared to an operating profit of $137,281 for the three months ended October 31, 2007. The decrease in operating profit is directly related to the significant decreases in sales, material obsolescence, and rework labor costs. Due to changes in the current global economy we are unable to accurately forecast future revenue for the defense product lines. Our current backlog is $1,500,000.

Services - SCADA Systems and Monitoring Services: Revenue increased from $376,802 for the three months ended October 31, 2007 to $559,009 for the three months ended October 31, 2008, an increase of 48%. During the three months ended October 31, 2008 we maintained a relatively level volume of long-term contracts with municipalities. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. Our contract with one of our largest customers has been renewed through fiscal 2009. We had an operating profit of $22,567 in Monitoring Services for the three months ended October 31, 2008, compared to $14,148 for the three months ended October 31, 2007.

Gaming: Revenues from management services related to gaming decreased for the three months ended October 31, 2008, from $364,319 for the quarter ending October 31, 2007 to $265,601.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of gaming establishments and engineering services. Flight and engineering services are also provided. Management consulting and professional fees were $113,506 for the three months ended October 31, 2008 and $46,595 for the three months ended October 31, 2007, an increase of 144%. Sales related to construction projects were $432,020 for the quarter ending October 31, 2008 and there were no construction sales for the quarter ending October 31, 2007.

Other Income (Expense): Interest expense decreased from $124,151 in the three months ended October 31, 2007 to $41,223 for the three months ended October 31, 2008. Corporate tax expense decreased by $27,250 in the three months ended October 31, 2008.

Earnings: Our net income for the prior three months period ended October 31, 2007 was $187,285. Our net loss for the current three months ended October 31, 2008 was $46,202.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2009 and beyond.

Other than obligations related to the potential management of a gaming facility in Dodge City, Kansas and the purchase of the JET product line we do not, as of October 31, 2008, have any material commitments for other capital expenditures other than the terms of the Indian Management Agreements should any additional casinos be authorized. We will need additional funds to complete our planned Indian gaming opportunities. We will use current cash available as well as additional funds, for the start up and construction of gaming facilities. During the quarter ended October 31, 2008 we entered into two short term promissory notes totaling $5,500,000 towards the privilege fee for the gaming facility in Ford county, Kansas.

Analysis and Discussion of Cash Flow

During the first quarter of fiscal year 2009 our cash position decreased by $1,292,478 and can be attributed to the following. Cash used in operation activities was $4,954,752. During the first quarter we made a large deposit of $5,500,000 as a Privilege Fee to the Kansas Lottery as part of our gaming application for Ford County. During the first six month of fiscal 2009 we reported net income of $272,183. Other cash provided by operating activities included a decrease in Accounts receivable of $756,271 and a decrease in customer deposits of $15,162. Accounts payable and accrued liabilities resulted in a net contribution of approximately $87,724. Inventory increase by more than $335,000 due to several large aircraft modification projects and STC usage increased by approximately $134,000.

We invested approximately $1,027,000 towards the development of the land purchased in Dodge City and less than $63,000 for the addition of new equipment.

Cash provided by financing activities contributed a net of $4,752,206. We had short term borrowing of $5,500,000 for the Privilege Fee as part of our gaming application for Ford County. We increased our line of credit by $223,810 and reduced all other borrowings by $971,604.

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

We have advanced and invested a total of $5,153,174 at October 31, 2008 and $5,153,174 at April 30, 2008 in gaming developments. We have reserves of $3,346,623, at October 31, 2008 and $3,346,623 at April 30, 2008. We believe that our advances for gaming developments will be totally reimbursed as casinos are opened. We believe it is necessary to establish reserves against the advances because all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution. The net amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of Gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Report, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2008.

Changes in Internal Control Over Financial Reporting

As of October 31, 2008 there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the preparation of this Report, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our internal controls and procedures as of October 31, 2008. Based on that evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that our internal controls and procedures were effective as of October 31, 2008.

PART II. OTHER INFORMATION
Item 1

Legal Proceedings
On May 12, 2008, Butler National Corporation and its wholly-owned subsidiary Butler National, Inc., filed a Complaint against General Electric subsidiaries GE Infrastructure, Inc. and GE-Aviation Division formerly known as GE Aircraft Engines, Best Jet Engines, Inc., Global Turbine Support, L.L.C. and others in the United States District Court for the Eastern District of Texas related to the design and parts for the jet engines that were overhauled for a company airplane and are not working properly.   The Companies have pled damages in excess of one million dollars.  The company is not able to reliably predict the outcome of the litigation at this time.

Item 1A.	Risk Factors. There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.
Item 3.	Defaults Upon Senior Securities. None.
Item 4.	Submission of Matters to Vote of Security Holders. None.
Item 5.	Other Information. None.
Item 6.	Exhibits.
	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
	32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
BUTLER NATIONAL CORPORATION (Registrant)
December 12, 2008 Date	/s/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
December 12, 2008 Date	/s/ Angela D. Shinabargar Angela D. Shinabargar (Chief Financial Officer)
Exhibit Index
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2008.