Form 10-Q
period 2009-01-31
BUTLER NATIONAL CORP
filed 2009-03-12
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
---------------------------------- FORM 10-Q -----------------------------------
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended January 31, 2009
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes __ No X
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 6, 2009 was 55,091,109 shares.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX
PART I FINANCIAL INFORMATION
Item 1	Financial Statements	PAGE NO.
	Condensed Consolidated Balance Sheets - January 31, 2009 and April 30, 2008	3
	Condensed Consolidated Statements of Income - Three Months ended January 31, 2009 and 2008	4
	Condensed Consolidated Statements of Income - Nine Months ended January 31, 2009 and 2008	5
	Condensed Consolidated Statements of Cash Flows - Nine Months ended January 31, 2009 and 2008	6
	Notes to Condensed Consolidated Financial Statements	7-8
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-13
Item 3	Quantitative & Qualitative Disclosures about Market Risk	13
Item 4	Controls and Procedures	13
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3	Defaults Upon Senior Securities	14
Item 4	Submission of Matters to a Vote of Security Holders	14
Item 5	Other Information	14
Item 6	Exhibits	14-15
Signature		16
Exhibit Index		E-1

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	01/31/09	4/30/08	LIABILITIES AND STOCKHOLDERS' EQUITY	01/31/09	4/30/08
	(unaudited)	(audited)		(unaudited)	(audited)
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$1,130,215	$2,969,715	Bank overdraft payable	$164,566	$144,024
Accounts receivable, net of allowance for			Promissory notes payable	883,604	711,081
doubtful accounts of $89,523 at January 31, 2009 and			Current maturities of long-term debt and capital lease
$75,040 at April 30, 2008	1,047,703	1,289,898	obligations	3,394,154	4,643,567
			Accounts payable	834,774	558,085
			Customer deposits	745,994	1,417,503
			Accrued liabilities
Inventories -			Compensation and compensated absences	372,408	428,775
Raw materials	5,401,255	5,094,274	Accrued income tax	259,000	324,643
Work in process	797,034	370,345	Other	298,065	269,868
Finished goods	1,660,103	2,170,723		--------------	--------------
Aircraft	4,772,767	4,772,767	Total current liabilities	6,952,565	8,497,546
	--------------	--------------
	12,631,159	12,408,109	LONG-TERM DEBT AND CAPITAL LEASE, NET
			OF CURRENT MATURITIES	6,294,315	6,416,184
Prepaid expenses and other current assets	514,169	207,419
	--------------	--------------		--------------	--------------
Total current assets	15,323,246	16,875,141	Total liabilities	13,246,880	14,913,730

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			STOCKHOLDERS' EQUITY:
Land and building	4,650,998	4,216,320	Preferred stock, par value $5:
Machinery and equipment	2,321,349	2,069,332	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	808,489	802,127	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
	7,785,085	7,092,028	no shares issued and outstanding	-	-
Accumulated depreciation	(2,509,552)	(2,385,105)	$1,000 Class B, 6%, convertible cumulative,
	--------------	--------------	liquidation and redemption value $1,000
	5,275,533	4,706,923	no shares issued and outstanding	-	-
			Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	1,923,255	2,057,019	Authorized 100,000,000 shares
			issued and outstanding 55,091,109 shares at
			at January 31, 2009 and 55,091,109 at April 30, 2008	550,911	550,911
ADVANCES FOR GAMING DEVELOPMENTS			Common stock, owed but not issued 278,573 shares
(net of reserves of $3,346,623 at 01/31/09 and at 4/30/08)	1,806,551	1,806,551	at January 31, 2009 and 278,573 at April 30, 2008	2,786	2,786
			Capital contributed in excess of par	11,076,238	11,076,238
			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
			Retained earnings	1,841,994	1,292,193
OTHER ASSETS	1,658,224	1,658,224		--------------	--------------
			Total stockholders' equity	12,739,929	12,190,128
	--------------	--------------		--------------	--------------
Total assets	$25,986,809	$27,103,858	Total liabilities and stockholders' equity	$25,986,809	$27,103,858
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED
	January 31,
	2009	2008
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$3,009,718	$2,054,134
Avionics / Defense	585,488	1,173,411
Management / Professional Services	950,346	1,031,457
	--------------	--------------
Net Revenues	4,545,552	4,259,002

COST OF SALES
Aircraft / Modifications	2,303,004	1,614,127
Avionics / Defense	229,120	709,480
Management / Professional Services	499,081	496,009
	--------------	--------------
Total Cost of Sales	3,031,205	2,819,616
	--------------	--------------
GROSS PROFIT	1,514,347	1,439,386

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,011,607	997,073
	--------------	--------------
OPERATING INCOME	502,740	442,313

OTHER INCOME (EXPENSE)
Interest expense	(118,563)	(193,859)
Other	3,441	-
	--------------	--------------
Other expense	(115,122)	(193,859)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	387,618	248,454

PROVISION FOR INCOME TAXES	(110,000)	(55,414)
	--------------	--------------
NET INCOME (LOSS)	$277,618	$193,040
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.00
	========	========
Shares used in per share calculation	54,769,682	53,812,469
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.00
	========	========
Shares used in per share calculation	54,844,117	53,912,340
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	NINE MONTHS ENDED
	January 31,
	2009	2008
	(unaudited)	(unaudited)
REVENUES
Aircraft / Modifications	$8,707,767	$6,453,348
Avionics / Defense	1,891,454	3,774,502
Management / Professional Services	3,206,227	2,972,513
	--------------	--------------
Net Revenues	13,805,448	13,200,363

COST OF SALES
Aircraft / Modifications	6,765,333	5,218,852
Avionics / Defense	1,230,027	2,004,247
Management / Professional Services	1,649,737	1,421,025
	--------------	--------------
Total Cost of Sales	9,645,097	8,644,124
	--------------	--------------
GROSS PROFIT	4,160,351	4,556,239

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,006,539	3,368,516
	--------------	--------------
OPERATING INCOME	1,153,812	1,187,723

OTHER INCOME (EXPENSE)
Interest expense	(390,822)	(450,649)
Other	5,916	3,500
	--------------	--------------
Other expense	(384,906)	(447,149)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	768,906	740,574

PROVISION FOR INCOME TAXES	(219,105)	(128,410)
	--------------	--------------
NET INCOME (LOSS)	$549,801	$612,164
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.01
	========	========
Shares used in per share calculation	54,769,682	53,812,469
	========	========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.01
	========	========
Shares used in per share calculation	54,844,117	53,912,340
	========	========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	January 31,
	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$549,801	$612,163
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation	124,447	34,378
Impairment of assets	-	90,290
Supplemental type certificates amortization	133,764	113,483
Gain - Loss on disposal of fixed assets	-	70,220

Changes in assets and liabilities:
Accounts receivable	242,195	(552,542)
Contracts in process	-	(758,002)
Inventories	(223,049)	653,569
Prepaid expenses and other current assets	(306,750)	(93,766)
Accounts payable	297,231	(50,288)
Customer deposits	(671,509)	500,115
Accrued liabilities	(93,813)	137,728
	--------------	--------------
Cash provided by (used in) operating activities	52,317	757,348
	--------------	--------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - Property, Plant & Equipment	(693,057)	(2,046,830)
	--------------	-------------
Cash provided by (used in) investing activities	(693,057)	(2,046,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under promissory notes, net	172,523	(370,636)
Borrowings of long-term debt	5,681,021	2,265,507
Repayments of long-term debt	(7,052,304)	(1,007,688)
	--------------	--------------
Cash provided by (used in) financing activities	(1,198,760)	887,183
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	(1,839,500)	(402,299)

CASH, beginning of period	2,969,715	1,789,169
	--------------	--------------
CASH, end of period	$1,130,215	$1,386,870
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$370,934	$360,047
Income taxes paid	284,748	88,411

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2008. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2009 are not indicative of the results of operations that may be expected for the year ending April 30, 2009.

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

We have advanced and invested a total of $5,153,174 at January 31, 2009 and $5,153,174 at April 30, 2008 in gaming developments. We have reserves of $3,346,623, at January 31, 2009 and $3,346,623 at April 30, 2008. We believe that our advances for gaming developments will be totally reimbursed as casinos are opened. We believe it is necessary to establish reserves against the advances because all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution. The net amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of Gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

In fiscal year 2008 we added a reserve of approximately $434,000 for the proposed Dodge City gaming developments. We review quarterly the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for gaming developments.

3. Entertainment Development: We had land development purchases totaling approximately $457,030 and expenses of approximately $121,000 during the nine months ending January 31, 2009.

Butler National Service Corporation, a wholly owned subsidiary of Butler National Corporation, was approved on December 5, 2008 by the State of Kansas as the developer and manager of a casino in the Southwest Gaming Zone located in Dodge City, Kansas.

Butler National Service Corporation, a wholly owned subsidiary of Butler National Corporation entered into an agreement with BCH Development, L.C., a Topeka, Kansas based development company to begin construction of Phase I of the Boot Hill Casino and Resort.

4. Earnings Per Share: Earnings per common share are based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

5. Research and Development: We invested in research and development activities. The amount invested in the nine months ended January 31, 2009 and 2008 was approximately $2,501,742 and $2,012,375 respectively.

6. Borrowings: The two promissory notes were entered into during the quarter ended July 31, 2008 were paid and are no longer reflected in our debt.

A line of credit in the amount of $1,224,285 was entered into on July 7, 2006. An additional line of credit in the amount of $1,508,000 was entered into on October 25, 2006. Both lines of credit are to be used for the BCS Design, Inc. construction projects in Junction City, Kansas. As of January 31, 2009 our borrowings are $668,691 and $761,686 respectively. These notes have been renewed bi-annually during the past 12 months.

A note was entered into for the purchase of a CNC machine at our Avcon location in the amount of $160,000.

The rest of this page is intentionally left blank.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REFERENCE TO EXHIBIT 99 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K

The information set forth above includes "forward-looking statements" as outlined in the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipate," "estimate," "expect," "project," "intend," "may," "plan," "predict," "believe," "should" and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to the Cautionary Statements and Risk Factors, filed as Exhibit 99 and Section 1A to the Company's Annual Report on Form 10-K, incorporated herein by reference. Investors are specifically referred to such Cautionary Statements and Risk Factors for discussion of factors, which could affect the Company's operations, and forward-looking statements contained herein.

RESULTS OF OPERATIONS

YEAR TO DATE JANUARY 31, 2009 COMPARED TO YEAR TO DATE JANUARY 31, 2008

Our sales for the nine months ended January 31, 2009 were $13,805,448, an increase of 4.6% from the nine months ended January 31, 2008 with sales of $13,200,363. Our operating profit for the nine months ended January 31, 2009 was $1,153,812, compared to $1,187,723 for the nine months ended January 31, 2008, a decrease of 2.9%.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from Aircraft Modifications including modified aircraft increased 34.9% from $6,453,348 in the first nine months of fiscal year 2008 to $8,707,767 in the current nine months of fiscal 2009. The modifications segment had an operating profit of $1,295,495 in the nine months ended January 31, 2009, compared to a profit of $743,070 in the nine months ended January 31, 2008.

During the past few years we have seen a significant increase in aircraft camera modification. Several custom engineering projects and aircraft modifications have also attributed to our increase in sales. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership positively impacts our aircraft modification revenues. Although we cannot anticipate the future we must always consider the negative impact of items such as the September 11, 2001 event, increases in fuel prices, and general economic downturns.

Aircraft Acquisitions and Sales: There was no activity in the nine months ended January 31, 2008 or in the nine months ended January 31, 2009. Management expects this business segment to have increased sales in the next year. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales from Avionics decreased 50%, from $3,774,502 in the nine months ended January 31, 2008, to $1,891,454 in the nine months ended January 31, 2008. Operating profits decreased from $1,097,930 for the nine months ended January 31, 2008 to $52,827 for the nine months ended January 31, 2009. The decrease in operating profit is directly related to the significant decreases in sales, material obsolescence, and rework labor costs. Due to changes in the current global economy we are unable to accurately forecast future revenue for the defense product lines. Our current backlog is approximately $1,600,000.

Services - SCADA Systems and Monitoring Services: Revenue increased from $1,175,662 for the nine months ended January 31, 2008 to $1,376,970 for the nine months ended January 31, 2009, an increase of 17%. During the nine months ended January 31, 2009 we maintained a relatively level volume of long-term contracts with municipalities. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal 2009.

Gaming: Revenues from management services related to gaming decreased 10.6% from $1,039,439 for the nine months ended January 31, 2008 compared to $929,441 for the nine months ended January 31, 2009. Sales continue to remain relatively stable due to the addition of Class III casino gaming in Oklahoma.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, on site contract management of gaming establishments, flight, and engineering services. Management consulting and professional fees were $332,796 for the nine months ended January 31, 2009 and $418,701 for the nine months ended January 31, 2008, a decrease of 20.5%. Sales related to construction projects were $567,020 for the nine months ending January 31, 2009 and $331,000 for the nine months ending January 31, 2008.

Selling, General and Administrative (SG&A): Expenses were $3,006,539, 21.8% of revenues, for the nine months ended January 31, 2009 compared to 25.5% of revenues for the nine months ending January 31, 2008. Business overhead expenses were decreased overall due to the Kansas entertainment endeavors. During the nine months ended January 31, 2009 we expensed approximately $121,000 for the development of Gaming in Kansas compared to approximately $534,000 for the nine months ended January 31, 2008.

Other Income (Expense): Interest expense decreased from $450,649 in the nine months ended January 31, 2008 to $390,822 for the nine months ended January 31, 2009.

Earnings: Our operating profit for the nine months ended January 31, 2009 was $1,153,812, compared to $1,187,723 for the nine months ended January 31, 2008, a decrease of 2.9%. Our net income for the prior nine months period ended January 31, 2008 was $612,164. Our net income for the current nine months ended January 31, 2009 was $549,801.

Employees: We employed 97 at January 31, 2009 and 83 at January 31, 2008.

THIRD QUARTER FISCAL 2009 COMPARED TO THIRD QUARTER FISCAL 2008

Our sales for the three months ended January 31, 2009 were $4,545,552, an increase of 6.7% from the three months ended January 31, 2008 with sales of $4,259,002. Our operating profit for the three months ended January 31, 2009 was $502,740, compared to $442,313 for the three months ended January 31, 2008.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Sales from Aircraft Modifications including modified aircraft increased $955,584 (46.5%) from $2,054,134 in the third quarter of fiscal year 2008 to $3,009,718 in the current quarter of fiscal 2009.

The modifications segment had an operating profit of $355,423 for the three months ended January 31, 2009 compared to operating profit of $165,893 for the three months ended January 31, 2008.

Aircraft Acquisitions and Sales: There was no activity in the nine months ended January 31, 2008 or in the nine months ended January 31, 2009. Management expects this business segment to have increased sales in the next year. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales were $585,488 for the three months ended January 31, 2009 compared to $1,173,411 in the comparable period of the preceding year, a decrease of 50%. Operating profit for the three months ended January 31, 2009 was $139,201 compared to $237,889 for the three months ended January 31, 2008. The decrease in operating profit is directly related to the significant decreases in sales, material obsolescence, and rework labor costs. Due to changes in the current global economy we are unable to accurately forecast future revenue for the defense product lines. Our current backlog is $1,600,000.

Services - SCADA Systems and Monitoring Services: Revenue increased from $327,250 for the three months ended January 31, 2008 to $436,902 for the three months ended January 31, 2009, an increase of 33.5%. During the three months ended January 31, 2009 we maintained a relatively level volume of long-term contracts with municipalities. Revenue fluctuates due to the introduction of new products and services and the related installations of these products. Our contract with one of our largest customers has been renewed through fiscal 2009. We had an operating profit of $64,371 in Monitoring Services for the three months ended January 31, 2009, compared to $50,339 for the three months ended January 31, 2008.

Gaming: Revenues from management services related to gaming decreased for the three months ended January 31, 2009. We expect fluctuations in revenues due to economic conditions and additional competition.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, and on site contract management of gaming establishments and engineering services. Flight and engineering services are also provided. Management consulting and professional fees were approximately $115,000 for the three months ended January 31, 2009 and $210,000 for the three months ended January 31, 2008, a decrease of 45%. Sales related to construction projects were approximately $135,000 for the quarter ending January 31, 2009 and $163,000 for the quarter ended January 31, 2009.

Other Income (Expense): Interest expense decreased from $193,859 in the three months ended January 31, 2008 to $118,563 for the three months ended January 31, 2009. Corporate tax expense increased by approximately $55,000 in the three months ended January 31, 2009.

Earnings: Our net income for the prior three months period ended January 31, 2008 was $193,040. Our net income for the current three months ended January 31, 2009 was $277,618.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2009 and beyond.

Other than obligations related to the potential management of a gaming facility in Dodge City, Kansas and the purchase of the JET product line we do not, as of January 31, 2009, have any material commitments for other capital expenditures other than the terms of the Indian Management Agreements should any additional casinos be authorized. We will need additional funds to complete our planned Indian gaming opportunities. We will use current cash available as well as additional funds, for the start up and construction of gaming facilities. During the quarter ended January 31, 2009 two short term promissory notes were paid in full.

Analysis and Discussion of Cash Flow

During the first nine months of fiscal year 2009 our cash position decreased by $1,839,500 and can be attributed to the following. Cash provided by operation activities was $52,317. During the first nine months of fiscal 2009 we reported net income of $549,801. Other cash provided by operating activities included an increase in accounts receivable of $242,195 and a decrease in customer deposits of $671,509. Inventory and prepaid gaming expenses increased by approximately $530,000, while depreciation and STC amortization contributed approximately $258,000. Accounts payable and accrued liabilities resulted in a net contribution of approximately $203,000.

Cash used in financing activities were a net of $1,198,760. We increased our line of credit by $223,810 and reduced all other borrowings by $1,371,283. Of the reduction in borrowing approximately $548,000 can be attributed to the sale of homes in Junction City.

Critical Accounting Policies

Revenue Recognition: We perform aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor costs incurred compared to total estimated direct labor costs. Revenue for off-the-shelf items and aircraft sales is recognized on the date of sale.

Revenue from Avionics is recognized when shipped and payment for materials is due within 30 days of invoicing. Revenue for SCADA services, Gaming Management, and other Corporate/Professional Services are recognized on a monthly basis as services are rendered. Payments for these services are usually received within 30 days of invoicing.

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

We have advanced and invested a total of $5,153,174 at January 31, 2009 and $5,153,174 at April 30, 2008 in gaming developments. We have reserves of $3,346,623, at January 31, 2009 and $3,346,623 at April 30, 2008. We believe that our advances for gaming developments will be totally reimbursed as casinos are opened. We believe it is necessary to establish reserves against the advances because all of the proposed casinos are involved in legal and governmental actions whose outcome is not certain nor is there any time frame for resolution. The net amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of Gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Report, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2009.

Changes in Internal Control Over Financial Reporting

As of January 31, 2009 there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION
Item 1.

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

Avcon Industries, Inc, a wholly-owned subsidiary of Butler National Corporation was served with a lawsuit by two plaintiffs who have descendants who allegedly died in an airplane. The Complaint alleges that Avcon is in the failed to perform maintenance, failed to warn, and failed to remedy defects in the airplane. The plaintiffs alleged an amount in controversy exceeding $75,000. Avcon denies the allegations and is aggressively defending against the allegations.

Butler National Service Corporation, a wholly-owned subsidiary of Butler National Corporation received a demand for arbitration from Barrington Associates Investment Bankers, a division of Wells Fargo. Barrington alleges a fee is due for alleged activities related to the State-owned casino Management Contract. Barrington alleges damages of $900,000. Butler National denies the allegations and is aggressively defending against the allegations.

Item 1A.	Risk Factors. There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.
Item 3.	Defaults Upon Senior Securities. None.
Item 4.

Submission of Matters to Vote of Security Holders.
(a)   On February 24, 2009 Butler National Corporation held its Annual Meeting of Shareholders.

(b)   The following director was elected for a three-year term with the indicated number of votes set forth below:

David B. Hayden: For: 44,190,699 Against: 447,649 Abstain: 96,986

The continuing directors, who were not up for election at the Annual Meeting of Shareholders, are Clark D. Stewart and R. Warren Wagoner.

(c)   The proposal for the ratification of the appointment of Weaver & Martin, LLC as Independent Auditors for the fiscal year ending April 30, 2009 was voted on and approved at the meeting by the following vote: For: 43,294,139 Against: 1,318,396 Abstain: 40,644

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

The rest of this page is intentionally left blank.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
March 12, 2009 Date	/s/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
March 12, 2009 Date	/s/ Angela D. Shinabargar Angela D. Shinabargar (Chief Financial Officer)
Exhibit Index
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2008.