Form 10-K
period 2009-04-30
BUTLER NATIONAL CORP
filed 2009-07-17
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One) [X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended April 30, 2009 or
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
Yes [ ] No [X]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company. Yes [ ] No [X]

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity of the Registrant was approximately $20,754,645 at July 2, 2009, when the average bid and asked prices of such stock was $0.40.

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of July 2, 2009, was 55,997,031 shares.
DOCUMENTS INCORPORATED BY REFERENCE: NONE
This Form 10-K consists of 73 pages (including exhibits). The index to exhibits is set forth on pages 38-40.
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

Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise our forward looking statements, whether as a result of new information or future events, after the date of this report.

General
Butler National Corporation (the "Company" or "BNC") is a Kansas corporation formed in 1960, with corporate headquarters at 19920 West 161st Street, Olathe, Kansas 66062.
Current Activities. Our current product lines and services include:

Aircraft Modifications - principally includes the modification of customer and company owned business-size aircraft from passenger to freighter configuration, addition of aerial photography capability, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault Falcon aircraft along with other specialized modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon"). In March 2008, Butler National Corporation, through its subsidiary Avcon Industries, Inc. acquired the JET autopilot product line for the Classic Learjets. The Company plans a transition of the acquisition to continue the service and support of all customers operating the JET autopilot and related equipment in the near future. In the interim period the company has an agreement for transition services and continued support for the acquired JET product line.

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

Aircraft - Acquisition, Modification and Sales - principally includes purchasing, modifying and selling airplanes (mostly Learjets) directly to customers or receiving or receives a broker fee for placing an airplane with a customer through our subsidiary, Butler National Inc. Also, the Company-owned aircraft are sometimes used to prove the design, testing, and compliance of STC modifications during the FAA approval process.

Services - SCADA (Supervisory Control and Data Acquisition) Systems and Monitoring Services - principally includes monitoring and related repair services of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector. We provide these services through our subsidiary, Butler National Services, Inc. ("Monitoring Services" or "BNS").

Corporate / Professional Services - principally includes providing as a management service licensed architectural services through our subsidiary, BCS Design, Inc. These services include commercial and industrial building design. We have expanded this segment to include aviation-related engineering consulting services and operate as the Butler National Aircraft Certification Center ("BNACC").

Gaming - principally includes business management services and advances to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. We provide these management services and advances through our subsidiary, Butler National Service Corporation ("Management Services", "Gaming" or "BNSC").

Assets as of April 30, 2009 and Revenue for the year ended April 30, 2009.
	Industry Segment	Assets	Revenue
	Aircraft Modifications	21.3%	64.7%
	Aircraft	19.0%	0.0%
	Avionics	16.1%	12.5%
	Gaming	17.0%	7.1%
	Monitoring Services	1.6%	9.8%
	Corporate / Professional Services	25.0%	5.9%
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

Licensing and Regulation under State Law: Our present and future stockholders are and will continue to be subject to review by regulatory agencies. Gaming licenses and/or background investigations ("license") may be required in connection with our management of a State of Kansas owned Lottery Gaming Facility (a casino) and/or a Class III Indian casino on Indian land within the territorial boundaries of the State of Kansas. Our management personnel, Butler National and/or the managing subsidiaries, the key personnel of all entities, and if applicable the appropriate Indian Tribe may be required to have gaming licenses for Class III gaming and/or a Lottery Gaming Facility gaming licenses in the respective state prior to conducting operations. The failure of the Company or the key personnel to obtain or retain a state license could have a material adverse effect on the Company or on its ability to obtain or retain Class III licenses in other jurisdictions. Each such State Gaming Agency has broad discretion in granting, renewing and revoking licenses. Obtaining such licenses and approvals will be time consuming and cannot be assured.

The State of Kansas has approved state owned Lottery Gaming Facilities, pari-mutuel dog and/or horse racing for non-Indian organizations. The State of Kansas operates a state lottery, keno games, and plans to operate state owned Lottery Gaming Facilities for the benefit of the State. The Lottery Gaming Facility management contract approval process requires that any entity or person owning one-half of one percent (0.5%) of the ownership interest of the management company must be found suitable to be an owner by the State of Kansas. The Kansas Supreme Court announced its ruling affirming the constitutionality of the Kansas Expanded Lottery Act (KELA).

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

On September 29, 2008, Butler National Corporation announced its wholly owned subsidiary Butler National Service Corporation had been named developer and manager of the Southwest Gaming Zone located in Dodge City, Kansas by the Lottery Gaming Facility Review Board.

On December 11, 2008, Butler National Corporation reported the Kansas Racing and Gaming Commission approved the contract and the results of the background investigation of its wholly-owned subsidiary Butler National Service Corporation to develop and manage a casino in the Southwest Gaming Zone located in Doge City, Kansas. These actions cleared the project to begin in Dodge City. Construction of the new casino is under way and we are anticipating our grand opening this year.

The Boot Hill Casino and Resort is designed to enhance and re-create the world famous 1879-1880's experience near the historic Boot Hill destination in Dodge City, Kansas. A State of Kansas research study of casino revenue in the Dodge City destination market, range from $40 million to $60 million per year. Phase I of the development will require an investment of approximately $45 million and is planned to open this year. Phase II of the development is planned to be complete in 38 months and the estimated cost is an additional $42.5 million.

As a condition to obtaining and maintaining our Oklahoma Class III license or any other Class III license, we must submit detailed financial and other reports to the Indian Tribe and the respective federal and state regulatory Agencies ("Agency"). Any person owning or acquiring 5% or more of our common stock must be found suitable by one or more of the agencies or the Indian Tribes ("Interest"). Any Agency has the authority to require a finding of suitability with respect to any stockholder regardless of the percentage of ownership.

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

Financial Information about Industry Segments
Information with respect to our industry segments are found at Note 10 of Notes to Consolidated Financial Statements for the year ended April 30, 2009.
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

During fiscal year 2002, Avcon made an application to the FAA for the approval of a Multiple-Use STC for the addition of Avcon fins for the Learjet Model 24 and 25 aircraft. We received the fin STC for the Learjet 25D/F Series on March 30, 2009. We expect to have other models approved as dictated by our customer base.

During fiscal year 2003, Avcon made an application to the FAA for the approval of the Learjet 20 RVSM MOD (including dual pitot tubes, dual digital altimeters, dual air data computers, autopilot refinements, and a standby altimeter) for the Learjet 20 series aircraft.

Effective January 2005, the FAA required that aircraft operating between 29,000 and 41,000 feet within the United States air space be RVSM compliant. RVSM stands for Reduced Vertical Separation Minimums and requires that aircraft are now separated by 1,000 feet vertically instead of the prior 2,000 feet.

In April 2004, the FAA issued a Learjet 20 Series RVSM Group Approval to Avcon for its Supplemental Type Certificate Number ST01195WI.

During fiscal 2007, Avcon received FAA approval to add the Learjet 30 Series RVSM upgrade modification (including dual pitot tubes, dual digital altimeters, dual air data computers, autopilot refinements, and a standby altimeter) to STC ST01195WI.

Avcon operates two FAA Authorized Repair Stations. The focus of our business includes the Learjet model 20 and 30 series, Beechcraft King Air, Cessna turbine engine, Cessna multi-engine piston, and Dassault Falcon 20 aircraft. The Repair Station is a convenience for our customers bringing aircraft to us for modification and maintenance. We also use the repair station for maintenance of aircraft purchased for modification and resale.

In April 2008 we acquired the L-3 "JET" product line. This acquisition allows us to support our Classic Aviation customers. In fiscal 2009, the "JET" product sales provided 9.3% of our aircraft modification revenue.

Aircraft - Acquisition, Modification and Sales

We actively purchase airplanes, through our subsidiary Butler National, Inc., principally Learjets. Avcon modifies these planes and then we sell them directly to customers or to brokers. Company owned aircraft are sometimes used to prove the design, testing, and compliance of the STC modifications during the FAA approval process.

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

Marketing is accomplished directly with aircraft manufacturers and operators. Competition is minimal. However, sales are directly related to operator maintenance requirements. Avionics provides new replacement units and overhaul service directly to the major airlines using the aircraft manufactured by Boeing McDonnell Douglas.

We have in the ordinary course of business received purchase orders from the aircraft avionics upgrade suppliers for products with scheduled shipment dates into fiscal year 2010. However, should these customers financially reorganize or for some other reason decide not to accept shipment against these orders, we could suffer significant loss of revenue in the avionics division.

We typically purchase components for our products from third-party suppliers and assemble them in a clean room environment to reduce impurities and improve the performance of our products. Many of the components we purchase are standard products, although certain parts are made to our specifications. We continually identify alternative suppliers for important component parts. To date, we have not experienced any significant delays in delivery of our products caused by the inability to obtain either component parts or FAA approval of products incorporating new component parts.

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

The FAA has raised fuel tank awareness that should require protection for all systems that might provide an ignition source to the aircraft fuel tank system. In general, we believe that this requirement may require protective devices on other aircraft parts using electrical power in the fuel system such as fuel pumps, fuel valves, float switches, etc. To address this market, in July 2001, we applied to the FAA for an STC for a Ground Fault Interruption device ("GFI") for various Boeing aircraft. We are actively pursuing the completion of the STC. The Butler National GFI product line will be sensitive to unusual power requirements of the electrical systems related to the fuel system. We continue to evaluate the scope and size of this market but our initial estimates are that approximately 100,000 units will be sold to satisfy this requirement. We believe that there may be four or five suppliers for this market.

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

Butler National Service Corporation is in the process of obtaining the required licenses for the opening and operation of other potential gaming establishments. BNSC is governed by the law and regulations of the Indian Gaming Regulatory Act of 1988 and the state laws as they may apply to Indian gaming.

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

On June 25, 2002, the question in the case was remanded to the NIGC for further review. We believe the determination of Indian land is a power reserved for the United States by the Constitution of the United States. The NIGC has not made a further determination on the question. The Miami Tribe expects to eventually receive a favorable determination.

The total advances and investment related to the Princess Maria at April 30, 2009 and 2008 were $888,802. This amount is net of a reserve of $1,413,511.

Stables Casino: We have a signed Management Agreement with the Miami and Modoc Tribes. A Class III Indian Gaming Compact for a joint venture by the Miami and Modoc Tribes, both of Oklahoma, has been approved by the State of Oklahoma and by the Assistant Secretary, Bureau of Indian Affairs for the U.S. Department of the Interior. The Compact was published in the Federal Register on February 6, 1996, and is, therefore, deemed effective. The initial Compact authorized Class III (Off-Track Betting "OTB") along with Class II (high stakes bingo) at an Indian land location within the boundaries of the City of Miami, Oklahoma. The Stables opened in September 1998.

We are providing consulting and construction management services for the development of the facility and manage the joint-venture operation for the tribes. The Stables facility was expanded in April 2002 to approximately 30,000 square feet and is located directly south of the Modoc Tribal Headquarters building in Miami, Oklahoma. The complex contains Class III off-track betting windows, Class III gaming machines, Class III table games, Class II bingo machines, a bar, and a restaurant. Our Management Agreement was approved by the NIGC on January 14, 1997. The Oklahoma Class III compact for off-track betting was approved in 1996 and the Oklahoma Class III compact for full casino gaming was approved June 1, 2005. The Miami and the Modoc Tribes have agreed to amend the agreement to extend the expiration date through September 2013 and to maintain the management fee at 20% of the profits. At the end of the initial contract term, the Stables had fully paid all advances by Butler National related to the construction of the Stables. The amendment to the agreement was approved by the NIGC.

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

The total advances and investment related to Shawnee Reserve No. 206 at April 30, 2009 and 2008, was $805,248. This amount is net of a reserve of $1,049,222.

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

The total advances and investment related to the Modoc Tribe at April 30, 2009 and 2008, was $112,501. This amount is net of a reserve of $373,271.

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

On September 29, 2008, Butler National Corporation proudly announced its wholly owned subsidiary Butler National Service Corporation had been named developer and manager of the Southwest Gaming Zone located in Dodge City, Kansas by the Lottery Gaming Facility Review Board.

On December 11, 2008, Butler National Corporation reported the Kansas Racing and Gaming Commission approved the contract and the results of the background investigation of its wholly-owned subsidiary Butler National Service Corporation to develop and manage a casino in the Southwest Gaming Zone located in Doge City, Kansas. These actions cleared the project to begin in Dodge City. Construction of the new casino is under way and we are anticipating our grand opening this year.

The Boot Hill Casino and Resort is designed to enhance and re-create the world famous 1879-1880's experience near the historic Boot Hill destination in Dodge City, Kansas. A State of Kansas research study of casino revenue in the Dodge City destination market, range from $40 million to $60 million per year. Phase I of the development will require an investment of approximately $45 million and is planned to open this year. Phase II of the development is planned to be complete in 38 months and the estimated cost is an additional $42.5 million.

Total investments related to Kansas Gaming assets at April 30, 2009 was $2,353,203 and $2,450,082 at April 30, 2008. The amount of the reserve is $434,000 at April 30, 2009 and 2008. The $96,879 reduction in investments was a result of reimbursed expenses under the build-to-suit lease.

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

Through BCS Design, Inc. we developed, for sale, single family housing units in Junction City, Kansas. The city is adjacent to the U.S. Army post at Fort Riley, Kansas. Construction started on eight units in July 2006. At April 30, 2009, three townhome units have been sold and five townhome units are for sale. During the fiscal year three single family homes were sold and five are available for sale.

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

Customer Arrangements: Most of our products are custom-made. Except in isolated situations no special inventory-storage arrangements, merchandise return and allowance policies, or extended payment practices are involved in our business. We are not dependent upon any single customer except for Switching Units and defense products. Switching Units are sold to various Boeing McDonnell Douglas Aircraft operators.

We require deposits from our customers for aircraft modifications. We generally collect full payment for services before any modified aircraft is released. Long term projects, such as cargo door modifications and custom modifications projects, require interim payments from the customer.

Backlog: Our backlog as of April 30, 2009, 2008, and 2007, was as follows:

Industry Segment	2009	2008	2007
Aircraft Modifications	$ 6,018,620	$ 3,629,343	$ 6,340,304
Avionics	4,067,592	3,504,013	5,197,103
Services - Monitoring Services	967,671	1,205,191	2,443,065
Corporate / Professional Services	143,444	211,351	262,361
	--------------	--------------	--------------
Total backlog	$11,197,327	$8,549,898	$14,242,833

Our backlog as of July 2, 2009 totaled $11,412,695; consisting of $6,866,138, $3,292,021, $982,536, and $272,000 respectively, for Aircraft Modifications, Avionics, Monitoring Services, and Corporate / Professional Services The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. The backlog includes orders to be delivered after fiscal year 2010 in the amount of $688,000. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.

Employees: We employed 97 full time and 3 part time employees on April 30, 2009 compared to 88 full time and 1 part time employee on April 30, 2008. As of July 2, 2009, our staffing is 94 full time and 1 part time employees. None of our employees are currently subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and Export Sales: Information with respect to Domestic Operations may be found at Note 10 of Notes to Consolidated Financial Statements. International sales are made through authorized installation centers and direct to foreign customers to be completed and included in domestic operations. The sales to our customers outside the U.S. consisted of approximately $3,008,000 in the year ended April 30, 2009, $1,466,714 in the year ended April 30, 2008, and $677,000 in the year ended April 30, 2007. Sales from international operations are subject to changes in domestic and foreign laws, regulations and controls. All sales are made in U.S. dollars.

Available Information and Stock Exchange Information: Our internet address is www.butlernational.com. The content on our website is available for informational purposes only. You should not rely upon such content for investment purposes and such content is not incorporated by reference into this Form 10-K.

We make available free of charge on or through our Internet website under the heading "Corporate" our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file, or furnish, such reports to the Securities and Exchange Commission. Stockholders may request free copies of these documents from us by writing to Butler National Corporation, 19920 West 161st Street, Olathe, Kansas 66062 or by calling 913-780-9595, or by sending an email request to investorrelations@butlernational.com.

Item 1A. RISK FACTORS

Factors That May Affect Future Results of Operations, Financial Condition or Business: Statements made in this report, the Annual Report on Form 10-K the Annual Report to Stockholders in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

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

General Governmental Regulation of Gaming: Operations - The approved and proposed gaming management operations are and will be subject to extensive gaming laws and regulations, many of which were recently adopted and have not been the subject of definitive interpretations and are still subject to proposed amendments and regulation. The political and regulatory environment in which the Company is and will be operating, with respect to gaming activities on both non-Indian and Indian land, is dynamic and rapidly changing. Adoption and/or changes in gaming laws and regulations could have a materially adverse effect on the Company. Interference with the execution of the steps defined by the gaming laws and regulations by interested third parties, although not included by the regulations, may significantly slow the approval process.

Fuel and Energy Costs: Our business depends on use of the aircraft for business transportation, freight transportation, and many special mission applications. Should our customers be unable to purchase fuel and energy and/or be unable to pass on disproportionate costs to their customers, the use of business and military aircraft by our customers may be curtailed. The value of the aircraft related assets would decrease and the revenue related to the aircraft equipment and modifications would decrease. These events could have a material adverse effect on our Company.

National Economy and Financing: Potential lenders may have suffered losses and additional regulations due to the general weakening of the national economy and increased financial instability of many borrowers. As a result, lenders may become insolvent, tighten their lending standards and incorporate risk adverse lending practices which could make it more difficult for both our customers and us to borrow or obtain new financing on favorable terms, or at all. Our financial condition and results of operation could be adversely effected if our customers or if we are unable to obtain cost-effective financing in the future.

Key Personnel: Our inability to retain key personnel may be critical to our ability to achieve our objectives. Key personnel are particularly important in maintaining relationships with Indian Tribes and with the operations licensed by the FAA. Loss of any such personnel could have a materially adverse effect on the Company.

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

Competition: Increased competition, including the entry of new competitors, the introduction of new products by new and existing competitors, or price competition, could have a materially adverse effect on the Company. Additionally, because of the rapid rate at which the gaming industry has expanded, and continues to expand, the gaming industry may be at risk of market saturation, both as to specific areas and generally. Overbuilding of gaming facilities by others at particular sites chosen by us may have a material adverse effect on our ability to compete and on our operations.

Major Customers: The termination of contracts with major customers or renegotiation of these contracts at less cost-effective terms could have a materially adverse effect on the Company. Irregularities in financial accounting procedures, financial reporting requirements and regulatory reporting requirements could cause major customers to become unstable and be unable to complete business transactions which could have a materially adverse effect on the Company.

Product Development: Difficulties or delays in the development, production, testing and marketing of products, could have a materially adverse effect. Our aviation business is subject, in part, to regulatory procedures and administration enacted by and/or administered by the FAA. Accordingly, our business may be adversely affected in the event the Company is unable to comply with such regulations relative to its current products and/or if any new products and/or services to be offered by the Company can or may not be formally approved by such agency. Moreover, our proposed new aviation modification products will depend upon the issuance by the FAA of a Supplemental Type Certificate with related parts manufacturing authority and repair station license, the issuance of which no assurances can be given.

International Sales: Our international sales may be subject to local government laws, regulations and procurement policies and practices which may differ from U.S. Government regulation, including regulations related to products being installed on aircraft, exchange controls, as well to varying currency, geo-political and economic risks. We also are exposed to risks associated with any relationships with foreign representatives, consultants, partners and suppliers for international sales and operations.

Adverse Actions: Adverse actions by regulators, customers, competitors and/or professionals engaged to regulate or to serve us may cause project delays and excessive administrative costs are not controllable by us.

Administrative Expenditures: Higher service, administrative, additional regulatory requirements, or general expenses occasioned by the need for additional legal, consulting, advertising, marketing, or administrative expenditures may decrease income to be recognized by the Company.

Strategic Acquisitions and Investments: We continually review, evaluate and consider potential investments and acquisitions in pursuing our business strategy. In evaluating such transactions, we are making difficult judgments regarding the value of business opportunities, technologies and other assets, and the risk and cost of potential liabilities. Acquisitions and investments involve certain other risks and uncertainties, including the difficulty in integrating newly-acquired businesses, the challenges in reaching our strategic objectives and other benefits expected from acquisitions or investments. Other risks include the diversion of our attention and resources from our current operations, the potential of impairment of acquired assets and the potential loss of key employees of acquired businesses.

Joint Ventures and Other Arrangements: We have entered, and may continue to enter, into joint venture and other arrangements. These activities involve risk and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees or other commitments. Additional risks involve the challenges in achieving strategic objectives and expected benefits of the business arrangement, including the risk of conflicts arising between us and others and the difficulty of managing and resolving such conflicts and the difficulty of managing or otherwise monitoring such business arrangements.

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

Licensing and Regulation under State Law: Our present and future stockholders are and will continue to be subject to review by regulatory agencies. Gaming licenses and/or background investigations ("license") may be required in connection with our management of a State of Kansas owned Lottery Gaming Facility (a casino) and/or a Class III Indian casino on Indian land. Our management personnel, Butler National and/or the managing subsidiaries, the key personnel of all entities and if applicable the appropriate Indian Tribe may be required to have gaming licenses for Class III gaming and/or a Lottery Gaming Facility gaming licenses in the respective state prior to conducting operations. The failure of the Company or the key personnel to obtain or retain a license could have a material adverse effect on the Company or on its ability to obtain or retain Class III licenses in other jurisdictions. Each such State Gaming Agency has broad discretion in granting, renewing, and revoking licenses. Obtaining such licenses and approvals will be time consuming and cannot be assured.

The State of Kansas has approved state owned Lottery Gaming Facilities, pari-mutuel dog and/or horse racing for non-Indian organizations. The State of Kansas operates a state lottery, keno games, and plans to operate state owned Lottery Gaming Facilities for the benefit of the State. The Lottery Gaming Facility management contract approval process requires that any entity or person owning one-half of one percent (0.5%) of the ownership interest of the management company must be found suitable to be an owner by the State of Kansas. The Kansas Supreme Court announced its ruling affirming the constitutionality of the Kansas Expanded Lottery Act (KELA).

As a condition to obtaining and maintaining our various gaming approvals, we must submit reports to the Indian Tribe and the respective federal and state regulatory Agencies ("the Agency"). Any person owning or acquiring 5% or more of the Common Stock of the Company must be found suitable by one or more of the agencies or the Indian Tribes ("the Interest"). Any Agency has the authority to require a finding of suitability with respect to any stockholder regardless of the percentage of ownership.

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

Modifications: Our Aircraft Modifications Division is located at 714 North Oliver Road, Newton, Kansas, in a 42,700 square foot leased facility of hangar and office space at the municipal airport in Newton, Kansas, at an annual rent of approximately $143,000.

Butler National Aircraft Certification Center is located at One Aero Plaza, New Century, Kansas in a 1,000 square foot plus three hangar spaces with a month to month lease at the New Century Airport in New Century, Kansas. The expected annual rent is approximately $52,000.

Services: Butler National Services, Inc. has its principal offices at 2772 NW 31st Ave, Ft. Lauderdale, Florida at an annual rent of approximately $40,000.

Management believes our properties have been well maintained, are suitable and adequate for us to operate at present levels, and the current productive capacity. The utilization of these facilities are appropriate for our existing real estate requirements. However, significant increases in customer orders and/or future acquisitions may require expansion of our current properties or the addition of new properties.

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

A lawsuit was filed on January 2009 by individuals with relationships to two pilots in the United States District Court for the District of Kansas against our subsidiary Avcon Industries, Inc. alleging among other things, the failure to maintain a Learjet Model 24 that impacted the ground in Mexico.  Avcon denies the allegations and is vigorously defending against the allegations.  We cannot reliably predict the outcome of this litigation at this time.

Butler National filed a lawsuit in the United States District Court for the Eastern District of Texas against General Electric in May 2008 and others related to overhaul of two CJ-610 aircraft jet engines. We are aggressively prosecuting the case.  We cannot reliably predict the outcome of this litigation at this time.

As of July 2, 2009, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

The rest of this page intentionally left blank.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

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

(c) The proposal for the ratification of the appointment of Weaver & Martin, LLC as Independent Auditors for the fiscal year ending April 30, 2009 was voted on and approved at the meeting by the following vote: For: 43,294,139 Against: 1,318,396 Abstain: 40,644.

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

The range of the high and low bid prices per share of the our common stock, for fiscal years 2009 and 2008, as reported by NASDAQ, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2009		Year Ended April 30, 2008
	Low	High	Low	High
First Quarter	$.350	$.580	$.350	$.490
Second Quarter	$.210	$.550	$.220	$.430
Third Quarter	$.180	$.330	$.260	$.390
Fourth Quarter	$.130	$.240	$.250	$.390
  Holders: The approximate number of holders of record of our common stock, as of July 2, 2009, was 2,900. The price of the stock as of July 2, 2009 was approximately $0.40 per share.
  Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

The rest of this page intentionally left blank.
SECURITIES CONVERTIBLE TO COMMON STOCK:
As of July 2, 2009 there were no Convertible Preferred shares or Convertible Debenture notes outstanding. Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,071,834 20,000 153,000	$.9000 ..0625 ..1400	6,017,229	(1)

Equity compensation plans not approved by stockholders	0	0	0
Total	1,244,834	$.7900	6,017,229

(1) See Note 5 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance.

Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2008 through April 30, 2009	0	0	6,017,229 shares	(1)

Total	0	$0	6,017,229 shares
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

			Year Ended April 30 (In thousands except per share data)
			2009	2008	2007	2006	2005
Net Revenue			$18,093	$17,647	$14,681	$15,307	$23,390

Net Income			$829	$1,274	$606	$366	$2,446

Basic Per Share
Net Income			$0.02	$0.02	$0.01	$0.01	$0.06

Selected Balance Sheet Information
Total Assets			$25,798	$27,104	$20,445	$18,138	$17,279
Long-term Obligations (excluding current maturities)			$6,345	$6,416	$2,521	$1,844	$2,089
Cash dividends declared per common share			None	None	None	None	None
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Fiscal 2009 compared to Fiscal 2008
Revenue and Operating Profit

Our revenue for fiscal 2009 was $18,093,088, an increase of 2.5% from fiscal 2008 revenue of $17,646,565. We experienced a 18.4% decrease in earnings before taxes from fiscal 2008 to fiscal 2009. Our operating profit for 2009 was $1,831,882 compared to $2,202,560 in 2008, a decrease of 16.8%. Discussion of specific changes by segment are as follows.

Aircraft Modifications: Sales from the Aircraft Modifications including modified aircraft increased 35.5% from $8,646,562 in fiscal 2008, to $11,713,497 in 2009. The modifications segment had an operating profit of $967,085 in 2009, compared to a profit of $814,599 in 2008. The majority of the increase was from special mission modifications.

We believe we may sell and install approximately 15 to 25 Lear 20 & 30 series RVSM kits during the next two years. In addition to the RVSM sales, we expect to experience some increase in our base modification sales. During the past few years we have seen a significant increase in aircraft camera modification. Custom engineering projects and aircraft modifications have also attributed to our increase in sales. As the economy slows aircraft owners may elect to delay the updates modifications, and purchases of business aircraft. Although we have not experienced a decrease in sales we cannot anticipate the future, and we must always consider the negative impact of items such as the 9-11 event, increases in fuel prices, and general economic downturns.

Aircraft Acquisitions and Sales: There were no aircraft sales in fiscal 2009 or fiscal 2008. We acquired no aircraft during fiscal 2009 or fiscal 2008. Management expects this business segment to have limited activity until more favorable economic conditions exist. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Sales from Avionics decreased 55%, from $5,024,781 in fiscal 2008, to $2,255,776 in fiscal 2009. This decrease is directly related to sales of defense products. Operating profits decreased from $842,553 in fiscal 2008 to a loss of $87,532 in fiscal 2009. The 110% decrease in operating profit is related to several large build to print jobs. The work in process was approximately $1,324,000 at April 30, 2009 compared to work in process of approximately $359,000 at April 30, 2008. Unaudited sales of defense products have already exceeded $1,800,000 in the first two months of fiscal year 2010. Management expects increased sales for the fuel system protection devices, when certified, like the TSD, GFI, and other classic aviation and defense products.

Services - SCADA Systems and Monitoring Services: Revenue from Monitoring Services increased from $1,557,792 in fiscal 2008 to $1,771,755 in fiscal 2009, an increase of 13.7%. During fiscal 2009, we maintained a relatively level volume of long-term contracts with municipalities. We anticipate increases in revenue from additional lift station rehabilitations over the next four years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal 2010. An operating profit of $24,317 in Monitoring Services was recorded in fiscal 2009, compared to a fiscal 2008 profit of $138,133 a decrease of 82.4%. We believe the service business has had revenue stability over the past few years and we expect this to continue.

Gaming: Revenue from management services related to gaming decreased 14.2% from $1,507,049 in fiscal 2008, to $1,293,284 in fiscal 2009. Revenues continue to remain relatively stable due to the established customer base in Oklahoma.

We have advanced and invested a total of $5,153,174 at April 30, 2009 and at April 30, 2008 in gaming developments. We have reserves of $3,346,623, at April 30, 2009 and at April 30, 2008. We believe it is necessary to establish reserves against the advances because all of the proposed casinos involve legal and government approvals. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

In fiscal year 2009 and 2008, we maintained a reserve of approximately $434,000 for Dodge City gaming developments. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for gaming developments.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, on site contract management of gaming establishments, flight, and engineering services. Management consulting and professional fees, including sales related to completed projects, were $491,756 in fiscal 2009 and $579,381in fiscal 2008 a decrease of 15%. Sales related to construction projects were approximately $567,000 for fiscal 2009, an increase of 71%.

Selling General and Administrative

Expenses were $4,759,470, or 26.3% of revenue, in fiscal 2009, and $5,343,755, or 30.3% of revenue in fiscal 2008. Selling, General and Administrative costs decreased by approximately $584,000 in fiscal 2009 compared to fiscal year 2008. During fiscal 2009 we decreased expenses related to gaming by approximately $603,000. Payroll costs increased approximately $260,000, or 5% from the prior year. Outside professional services decreased by approximately $195,000.

As we grow, we anticipate that overhead expenses may increase. We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense)

Other interest income and expense decreased from $567,560 in fiscal 2008 to $497,422 in fiscal 2009. Interest expense decreased by $134,904 from $639,732 in fiscal 2008 as a result of a reduction of our financing activities of more than $1,445,000.

Fiscal 2008 compared to Fiscal 2007
Revenue and Operating Profit

Our revenue for fiscal 2008 was $17,646,565, an increase of 20% from fiscal 2007 revenue of $14,681,042. We experienced a 128% increase in earnings before taxes from fiscal 2007 to fiscal 2008. Our operating profit for 2008 was $2,202,560 compared to $1,251,330 in 2007, an increase of 76%. Discussion of specific changes by segment are as follows.

Aircraft Modifications: Sales from the Aircraft Modifications including modified aircraft increased 29.1% from $6,696,737 in fiscal 2007, to $8,646,562 in 2008. The modifications segment had an operating profit of $814,599 in 2008, compared to a loss of $227,368 in 2007. Avcon RVSM sales decreased by approximately $553,000. Revenue generated from other modification services increased $2,054,645 in fiscal 2008.

We believe we may sell and install approximately 25 to 35 Lear 20 & 30 series RVSM kits during the next two years. In addition to the RVSM sales, we expect to experience some increase in our base modification sales. During the past few years we have seen a significant increase in aircraft camera modification. Custom engineering projects and aircraft modifications have also attributed to our increase in sales. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership positively impacts our aircraft modification revenue. Although we cannot anticipate the future we must always consider the negative impact of items such as the 9-11 event, increases in fuel prices, and general economic downturns.

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

Gaming: Revenue from management services related to gaming decreased 9.7% from $1,668,227 in fiscal 2007, to $1,507,049 in fiscal 2008. The decrease is primarily related to the forced closing during the flood in July 2007 and extreme inclement weather during the winter months in Northeast Oklahoma.

We have advanced and invested a total of $5,153,174 at April 30, 2009 and at April 30, 2008 in gaming developments. We have reserves of $3,346,623, at April 30, 2009 and at April 30, 2008. We believe it is necessary to establish reserves against the advances because all of the proposed casinos involve legal and government approvals. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

In fiscal year 2009 and 2008, we maintained a reserve of approximately $434,000 for Dodge City gaming developments. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for gaming developments.

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

Selling General and Administrative

Expenses were $5,343,755, or 30.3% of revenue, in fiscal 2008, and $3,795,772, or 25.8% of revenue in fiscal 2007. Selling, General and Administrative costs increased by approximately $1,548,000 in fiscal 2008 compared to fiscal year 2007. During fiscal 2008 we increased expenses related to gaming by approximately $633,000. We experienced an increase related to building and occupancy expenses of approximately $75,000. Throughout the year our overall personnel costs increased by approximately $300,000, 25% of the personnel expenses were related to an increase in healthcare expenses.

As revenue and our employment continue to grow we would anticipate overhead expenses to increase. We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense)

Other interest and expense increased from $534,105 in fiscal 2007 to $567,560 in fiscal 2008. Interest expense increased by $71,020 from $568,712 in fiscal 2007 as a result of financing additional real estate purchases.

Liquidity and Capital Resources

At April 30, 2009, the Company had one line of credit totaling $1,000,000. The unused line at April 30, 2009 was $315,392. During the current year these funds were primarily used for the purchase of inventory for the modifications and avionics operations.

We believe the line of credit will be extended when it is due and do not anticipate the full repayment of this note in fiscal 2010. Our line of credit has been extended to August 2009. If the Bank were to demand repayment of all notes payable, we currently do not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company. These notes are collateralized by the first and second positions on all assets of the Company.

At April 30, 2009, there were several notes collateralized by aircraft security agreements totaling $1,678,574. These notes were used for the purchase and modifications of these collateralized aircraft.

There are two notes at a bank totaling $1,926,578 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is in March 2013.

Four notes to a bank were entered into between March and April 2006 for the purchase of a building and several vacant lots in Junction City, Kansas. One note has been paid in full and the remaining notes total $1,384,161. The construction notes have renewed biannually over the past three years.

One note with a balance of $1,330,186 was made in November 2007 for real estate purchased in Dodge City, Kansas.

One note with a balance of $1,111,701 is collateralized by the first and second position on all assets of the company. This was used as capital for our daily business operations in 2006. There are several other notes collateralized by automobiles and equipment totaling an additional $209,150.

In March 2008 we acquired an avionics product line. As part of this acquisition we have remaining obligations of $1,480,334.

We are not in default of any of our notes as of July 2, 2009.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2010 and beyond.

Obligations related to the gaming facility in Dodge City, Kansas (the Boot Hill Casino and Resort) are expected to be the lease payments by a new subsidiary BHCMC, L.L.C. (BHCMC) related to a build-to-suit lease agreement for the turn-key casino. BNSC and BHC Investment Company, L.C. (BHCI) will jointly own BHCMC. Initially, BHCMC is planned to be owned 99.6% by BNSC and 0.4% by BHCI. BHCI has the option to purchase an additional 39.6% of BHCMC to complete the ownership at 60% BNSC and 40% BHCI. BHCI ownership is subject to background investigation by the Kansas Gaming and Racing Commission. The structure of the Lease and build-to-suit arrangement is subject to final approval by the Kansas Lottery and the Kansas Gaming and Racing Commission. This approval is expected in the second quarter 2009.

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC require the completion of an addition to the Boot Hill Casino and Resort to open in late 2013. Funding for this expansion is expected to come from operations and additional debt secured by the Boot Hill Casino and Resort.

Other than obligations related to the management of a gaming facility in Dodge City, Kansas, we do not, as of April 30, 2009, have any material commitments for other capital expenditures other than the terms of the Indian Management Agreements should any additional casinos be authorized. We will need additional funds to complete our planned Indian gaming opportunities.

After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. We expect that our start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issues, or equity issues.

Analysis and Discussion of Cash Flow

During Fiscal Year 2009, our cash position decreased by $991,677. Cash provided by operating activities was $1,172,270. We reported net income of $829,314. Our non-cash charges to income were depreciation and amortization of $576,724, an impairment of our Junction City properties for $111,963, an increase in inventory obsolescence of $605,760 and we issued common stock to match employee contributions to their 401(k) benefit plan resulting in a charge of $199,303. Cash used to increase inventories was $1,472,780. Approximately $1,000,000 of this increase was due to support a large defense related build-to -print order. The remaining inventory increase was to support several larger aircraft modification projects. Accounts payable, accrued liabilities, and prepaid expenses in total decreased by approximately $126,000. Customer deposits decreased by approximately $297,000, while accounts receivable decreased to provide more than $745,000 cash for our operating activities.

We invested $198,407 in a CNC machine and other equipment and three new vehicles. We had no additions to our Supplemental Type Certificates or other intellectual property.

Cash used by financing activities was $1,965,540. We reduced our debt by approximately $689,000 from the sale of several properties in Junction City Kansas. Nearly $520,000 was used to reduce our obligation for the JET" products acquired in Fiscal Year 2008, and $543,000 was used to reduce our aircraft debt.

Critical Accounting Policies and Estimates:

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management judgments and estimates. These significant accounting policies relate to revenue recognition, bad debts, the use of estimates, long-lived assets, Supplemental Type Certificates, advances to Indian gaming developments, and advances to state owned Lottery Gaming Facilities. These policies and our procedures related to these policies are described in detail below and under specific areas within this "Management Discussion and Analysis of Financial Condition and Results of Operations." In addition, Note 1 to the consolidated financial statements expands upon discussion of our accounting policies.

Revenue Recognition: Generally, we perform aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor and material costs incurred compared to total estimated direct labor costs. Each quarter our management reviews the progress and performance of our significant contracts. Based on this analysis, any adjustment to sales, cost of sales and/or profit is recognized as necessary in the period they are earned. . Changes in estimates of contract sales, cost of sales and profits are recognized using a cumulative catch-up, which is recognized in the current period of the cumulative effect of the change on current or prior periods. Revenue for off-the-shelf items and aircraft sales is recognized on the date of sale.

Revenue from Avionics products are recognized when shipped. Payment for these Avionics products are due within 30 days of the invoice date after shipment. Revenue for SCADA services, Gaming Management, and other Corporate/Professional Services is recognized as the service is rendered and invoiced. Payments for these service invoices are usually received within 30 days.

In regard to warranties and returns, our products are special order and are not suitable for return. Our products are unique upon installation and tested prior to their release to the customer and acceptance by the customer. In the rare event of a warranty claim, the claim is processed through the normal course of business and may include additional charges to the customer. In our opinion any future warranty work would not be material to the financial statements.

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

Impairment of Goodwill, Other Intangible Assets and Long-lived Assets: We comply with the provisions of Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which requires that we evaluate our goodwill and other assets for impairment at least annually or whenever events or circumstances indicate the carrying value of that asset may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. We determined that as of April 30, 2008 an impairment of $111,963 was necessary.

Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenues being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through costs of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. The STC amortization of our newly acquired "JET" product line is calculated at 5% of the gross sales.

Advances for Gaming Developments: We are advancing funds for the establishment of gaming. These funds have been capitalized in accordance with Statements of Financial Accounting Standards No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects (SFAS No. 67). This standard requires costs associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of that project.

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

We have advanced and invested a total of $5,153,174 at April 30, 2009 and at April 30, 2008 in gaming developments. We have reserves of $3,346,623, at April 30, 2009 and at April 30, 2008. We believe it is necessary to establish reserves against the advances because all of the proposed casinos involve legal and government approvals. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

In fiscal year 2009 and 2008, we maintained a reserve of approximately $434,000 for Dodge City gaming developments. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for gaming developments.

Changing Prices and Inflation

We experienced little pressure from inflation in 2009. From fiscal year 2008 to fiscal year 2009 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2010 and 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations:
Tabular Disclosure of Contractual Obligations
	Payments Due By Period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	2 Years FY 2010	3 Years FY 2011	4 Years FY 2012	5 Years FY 2013	More than 5 Years

Long-Term Debt/Capital Lease Obligations	$7,640	$2,295	$755	$798	$3,239	$461	$92

Operating Lease Obligations	$1,020	$187	$182	$142	$142	$142	$225

Purchase Obligations	$1,480	$480	$500	$500	$0	$0	$0

Promissory Notes	$685	$685	$0	$0	$0	$0	$0
	---------	---------	---------	---------	---------	---------	---------
TOTAL	$10,825	$3,647	$1,437	$1,440	$3,381	$603	$317
	=====	=====	=====	=====	=====	=====	=====

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

Expected Maturity Date
(Dollars in thousands)
	2010	2011	2012	2013	2014	There-after	Total	Fair Value
Assets
Note receivable:	$0	$0	$0	$0	$0	$0	$0	$0
Variable rate Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Liabilities
Promissory Notes	$685	$0	$0	$0	$0	$0	$685	$685
Long-term debt:	$2,775	$1,255	$1,298	$3,239	$461	$92	$9,120	$9,120
Variable rate Average interest rate	6.03%	6.25%	7.0%	7.5%	8.0%	8.5%	7.2%	7.2%

Interest Payments
Est. Interest Payments:	$167	$79	$91	$95	$37	$8	$477
Scheduled interest payments are calculated on a fixed rate basis, if known, and the remaining interest will be calculated on the average current rate.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements of the Registrant are set forth on pages 43 through 62 of this report.
Item 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We have had no changes in or disagreements with the accountants.
Item 9(A). CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K and have determined that such disclosure controls and procedures are effective, based on criteria in Internal Control-Integrated Framework, issued by COSO.

Evaluation of disclosure controls and procedures: Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2009.
Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2009.

Our internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Company assets that could have a material effect on the financial statements.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management report was not subject to attestation by the Company registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no material changes in the Company internal controls over financial reporting during the three months ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9(B). Other Information

We believe all material information is reported on Form 8-K reports.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the directors, their principal occupations for at least the past five years are set forth below based on information furnished to us by the directors.

Name of Nominee and Director, Age and Term	Served Since	Principal Occupation for Last Five Years and Other Directorships
Clark D. Stewart (69) Up for re-election for fiscal year end 2010	1989	President of the Company from September 1, 1989 to present.
R. Warren Wagoner (57) Up for re-election for fiscal year end 2010	1986	Chairman of the Board of Directors of the Company since August 30, 1989.
David B. Hayden (63) Up for re-election for fiscal year end 2012	1996	Co-owner and President of Kings Avionics, Inc. since 1974.

The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of stockholders and at special meetings held during the year. The executive officers are as follows:

Name	Age	Position
R. Warren Wagoner	57	Chairman of the Board of Directors
Clark D. Stewart	69	President and Chief Executive Officer
Christopher J. Reedy	43	Vice President and Secretary
Angela D. Shinabargar	45	Chief Financial Officer

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

Audit Committee and Audit Committee Expert of the Company

The current members of the Audit Committee are Mr. David B. Hayden, Mr. Bradley K. Hoffman, and Mr. Tad McMahon. Mr. Hoffman is an independent member under the Nasdaq listing standards. The Audit Committee met five times during fiscal year 2009, excluding actions by unanimous written consent.

Each member of the Audit Committee has experience or education in business or financial matters sufficient to provide him or her with a working familiarity with basic finance and accounting matters of the company.

The Audit committee is primarily concerned with the effectiveness of the Company accounting policies and practices, financial reporting and internal controls. The Audit Committee is authorized (i) to make recommendations to the Board of Directors regarding the engagement of the Company independent auditors, (ii) to review the plan, scope and results of the annual audit, the independent auditors' letter of comments and management response thereto, (iii) to approve all audit and non-audit services, (iv) to review the Company policies and procedures with respect to internal accounting and financial controls and (v) to review any changes in accounting policy.

The rest of this page intentionally left blank.

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS:

Our compensation programs are designed to support our business goals and promote both short-term and long-term growth. This section of the proxy statement explains how our compensation programs are designed and operate in practice with respect to our listed officers. Our listed officers are the CEO, CFO, Vice President, and Chairman of the Board. There are only four executive officers of Butler National Corporation. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2009, 2008 and 2007.

The Compensation Committee of the Board of Directors determines the compensation for Butler National executive officers. Our executive officers have the broadest job responsibilities and policy-making authority in the company. The Committee reviews and determines all components of executive officer compensation, including making individual compensation decisions and reviewing and revising the executive officer compensation plans, programs, and guidelines as appropriate. The Committee also consults with management regarding non-executive employee compensation programs.

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

Determining Executive Compensation

The Committee reviews and determines the compensation for Butler executive officers. The Committee process for determining compensation includes a review of Butler executive compensation and practices, and an analysis, for each Butler executive officer, of all elements of compensation. The Committee compares these compensation components separately and in total to compensation in the industry and each geographic location. In determining base salary the Committee reviews company and individual performance information.

Base Salary

The Committee establishes executive officers' base salaries at levels that it believes are reasonable for comparable positions. When the Committee determines the executive officers' base salaries during the first quarter of the year, the Committee takes into account each officer's role and level of responsibility at the company. In general, executive officers with the highest level and amount of responsibility have received the highest base salaries. In January 2009, the Committee increased base salaries for the listed officers based on the Committee's review of the officers' current performance and expected future contributions.

PAY COMPONENT	BRIEF DESCRIPTION
Base Salary	Described in detail in separate paragraph above titled Base Salary.
Annual and Semiannual Incentive Cash Payments	Paid as discretionary cash bonuses to individual employees for outstanding performance of a task.
Equity Grants	Since 2003 we have elected not to award equity grants.
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

Performance Measures and Decision-Making Process for Fiscal Year 2009

The Committee set base salaries for executive officers for 2009 in April 2008, with payment beginning in April 2008.

- The performance measures used by the Committee in determining executive compensation for fiscal year 2009 were:

- the absolute one-year and multi-year company performance as measured by market share, revenue growth, profit from operations and total shareholder return;

- one-year and multi-year performance on the same measures as compared with competitors in the comparator group; and

- Company progress toward its strategic goals.

To make its decisions on executive compensation, the Committee reviewed in detail each of the performance measures above and reviewed compensation market data. The Committee also reviewed the total compensation and benefits of the executive officers and considered the impact that their retirement, or termination under various other scenarios, would have on their compensation and benefits.

The CEO provided the entire board of directors with an assessment of his own performance with respect to the performance measures listed above, which the board considered in its assessment of his performance for fiscal year 2008. The CEO reviewed the performance of the other executive officers (except the Chairman) with the Committee and made recommendations regarding the components of their compensation.

Before making its compensation decisions, the Committee discussed levels of compensation for the Chairman, the CEO and the other executive officers with the full board of directors in an executive session.

Determination of CEO Compensation

In fiscal year 2008, Butler National Corporation reached projected levels of revenue, profit from operations, operating margin and operating cash flow.

With regard to progress toward strategic goals, BNC improved its products and technology positions and strengthened its relationships with customers.

Taking into account Company performance, both absolute and relative to competition, and the executive officers contribution to that performance, the Committee set its targeted compensation levels so as to be commensurate with that relative performance. The Committee made the following determinations for fiscal year 2009 with respect to each component of compensation for the CEO and his existing contract and the other executive officers:

Base Salary - In keeping with its strategy, the Committee base salary decisions for fiscal year 2009 were generally intended to provide salaries somewhat lower than the median level of salaries for similarly situated executives of the comparator companies.

Performance Bonus - In general, the Committee granted no annual performance awards

Long-Term Compensation - The Committee granted no equity compensation.

Compensation of the Chairman

Because Mr. Wagoner was among the four most highly compensated executive officers in the Company, SEC rules require disclosure of his compensation. In making the determinations, the Committee considered his role as Chairman, his contribution to the Company performance and strategic direction, and the compensation of employee-chairmen of comparator companies.

Report of the Compensation Committee

The Compensation Committee, which is composed solely of independent members of the Board of Directors, assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its charter for determining the compensation of the Company's executive officers. The Compensation Committee has reviewed and discussed the "Compensation Discussion and Analysis" section of this Annual Report on Form 10-K with management, including our CEO, Clark D. Stewart and our CFO, Angela D. Shinabargar. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the "Compensation Discussion and Analysis" section be included in the Company's Annual Report on Form 10-K.

Compensation Committee

Mr. David B. Hayden

Mr. Clark D. Stewart

Mr. R. Warren Wagoner

Executive Compensation

SUMMARY

The following table below sets forth certain compensation information concerning the Chief Executive Officer, Chief Financial Officer, and our two additional most highly compensated executive officers for the fiscal years ended April 30, 2009, 2008 and 2007. Our listed officers are the CEO, CFO, Vice President, and Chairman of the Board. There are only four executive officers of Butler National Corporation. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2009, 2008 and 2007:

Summary Compensation Table

Name and Principal Position	YR	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards and Stock Appreciation Rights ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(1)	Total ($)(2)
Clark D. Stewart, CEO President and Director (Contract back pay)	09 08 08 07	367,633 361,250 190,000 345,479	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	34,582 37,236 47,035	402,215 588,486 392,514

R. Warren Wagoner Director - Chairman of the Board	09 08 07	228,984 219,961 161,010	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	20,702 22,420 18,232	249,686 242,381 179,242

Christopher J. Reedy Vice President and Secretary	09 08 07	178,418 175,245 168,141	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	21,205 21,353 25,444	199,623 196,598 193,585

Angela D. Shinabargar Chief Financial Officer	09 08 07	123,583 121,382 112,334	20,000 --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	10,386 13,880 7,651	153,969 135,263 119,985

Name	Year	Airplane and Automobile Usage	Health Benefits	Memberships	Matching Contributions to 401(k) (3)
Clark D. Stewart	2009	7,200	4,381	9,201	13,800
R. Warren Wagoner	2009	---	7,087	---	13,615
Christopher J. Reedy	2009	---	2,824	7,516	10,865
Angela D. Shinabargar	2009	---	1,660	---	8,726

(1) All Other Compensation includes the amounts in the tables above.

(2) All benefits are provided for in the tables, summaries, and footnotes above. We did not participate in any of the following transactions and such items are therefore not reported in table format: Equity Award Table, Pension Benefit Table, Nonqualified Deferred Compensation Table, and Director Compensation Table.

(3) Includes catch-up contribution made by the employee and matched by the Company.

OPTION GRANTS, EXERCISES AND HOLDINGS
No options were granted to any named executive officer in the last fiscal year.
The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the our last fiscal year:
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
Number of Securities Underlying Unexercised Options at FY-End (no.)	Value of Unexercised In-the-Money Options at FY-End ($)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Clark D. Stewart, Chief Executive Officer	-	-	886,429 / 0	0 / 0

R. Warren Wagoner, Director - Chairman of the Board	-	-	12,143 / 0	0 / 0

Christopher J. Reedy, Vice President and Secretary	-	-	0 / 0	0 / 0

Angela D. Shinabargar, Chief Financial Officer	-	-	0 / 0	0 / 0

David B. Hayden, Director	-	-	0 / 0	0 / 0

The unexercised options at April 30, 2009 listed in the table above have an exercise price of $0.90 and will expire on December 31, 2010.
COMPENSATION OF DIRECTORS

Each non-officer director is entitled to a director's fee of $100 for meetings of the Board of Directors which he attends. Officer-directors are not entitled to receive fees for attendance at meetings.

No fees were paid in fiscal 2009 or fiscal 2008.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

On April 30, 2001, the Company extended the Employment Agreement through August 31, 2006 with Clark D. Stewart under the terms of which Mr. Stewart was employed as the President and Chief Executive Officer of the Company. On February 24, 2009 the Company extended the Employment Agreement with Mr. Stewart with the terms as currently provided including annual increases of 5% through December 31, 2020. In the event Mr. Stewart is terminated from employment with the Company other than "for cause," Mr. Stewart shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the Employment Agreement. Mr. Stewart is also granted an automobile allowance of $600 per month which is reported by us as Salary Expense and to Mr. Stewart as Wages. Under the terms of the Employment Agreement with Mr. Stewart, the Company is obligated to pay company related expenses and salary. Included in accrued liabilities are $99,057 and $73,758 as of April 30, 2009, and 2008 respectively for amounts owed to our CEO for accrued compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee of the Board of Directors is comprised of Mr. Wagoner, Chairman of the Board, Mr. Stewart, CEO, President and Board member, and Mr. Hayden, Board member.

In the normal course of business, we purchased modifications services and avionics of approximately $74,442, $89,398, and $127,661 from a company partially owned by David Hayden, a director for the Company during fiscal 2009, 2008, and 2007 respectively.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, with respect to the Company common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company voting securities as of July 2, 2009.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Clark D. Stewart 19920 West 161st Street Olathe, Kansas 66062 R. Warren Wagoner 19920 West 161st Street Olathe, Kansas 66062	3,101,819(2) 3,655,074(3)	5.6% 6.6%

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

The following table sets forth, with respect to the Company common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of April 30, 2009.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
David B. Hayden	1,357,225	2.4%
Christopher J. Reedy	260,747	0.5%
Clark D. Stewart	3,101,819(2)	5.6%
R. Warren Wagoner	3,655,074(3)	6.6%
Angela D. Shinabargar	131,092	0.2%
All Directors and Executive Officers as a Group (5 persons)	8,505,957(4)	15.3%

(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2) Includes 886,429 shares, which may be acquired by Mr. Stewart pursuant to the exercise of stock options, which are exercisable.
(3) Includes 12,143 shares, which may be acquired by Mr. Wagoner pursuant to the exercise of stock options, which are exercisable.
(4) Includes 898,572 shares for all directors and executive officers as a group, which may be acquired pursuant to the exercise of stock options, which are exercisable.

The Company does not have any equity compensation plans which have not been approved by the stockholders.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,071,834 153,000 20,000	$.9000 ..1400 ..0625	6,017,229	(1)

Equity compensation plans not approved by stockholders	0	0	0
Total	1,244,834	$.7900	6,017,229
(1) See Note 5 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2008 through April 30, 2009	0	0	6,017,229 shares	(1)

Total	0	$0	6,017,229 shares
(1) Shares that may yet be purchased under the Butler National Board action as reported on Form 8-K by the Company on March 28, 2005.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the normal course of business we purchased modification services and avionics of approximately $74,442, $89,398, and $127,661 from a company partially owned by David Hayden, a director for the Company during fiscal 2009, 2008, and 2007 respectively.

Included in accrued liabilities are $99,057 and $73,758 as of April 30, 2009, and 2008 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2009, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, a sales representative and public relations person, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $166,699, $205,070 and $118,805, respectively, for fiscal 2009, $168,452, $181,079, and $120,428, respectively for fiscal 2008 and $185,746, $157,505, and $126,791, respectively for fiscal 2007.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fee Type	Fiscal 2009	Fiscal 2008
Audit fees (a) Audit related fees (b) Tax fees (c) All other fees (d) Total	$82,850 4,210 18,715 - -------- $105,775 =====	$93,185 7,820 18,715 - -------- $119,720 =====

(a) Includes fees billed for professional services rendered in connection with the audit of the annual financial statements and for the review of the quarterly financial statements.

(b) Includes fees billed for professional services rendered in connection with assurance and other activities not explicitly related to the audit of Butler financial statements, including the audits of Butler employee benefit plans, contract compliance reviews and accounting research.

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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) Documents Filed As Part of Form 10-K Report.
(1) Financial Statements:
Description	Page No.
Report of Independent Registered Public Accounting Firm	42
Consolidated Balance Sheets as of April 30, 2009 and 2008	43
Consolidated Statement of Operations for the years ended April 30, 2009, 2008, and 2007	44
Consolidated Statements of Stockholders' Equity for the years ended April 30, 2009, 2008, and 2007	45
Consolidated Statements of Cash Flows for the years ended April 30, 2009, 2008, and 2007	46
Notes to Consolidated Financial Statements	47-62

(2) Financial Statement Schedules

Schedule	Description	Page No.
II.	Valuation and Qualifying Accounts and Reserves for the years ended April 30, 2009, 2008, and 2007	62
All other financial statements and schedules not listed have been omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.
(3) Exhibits Index:
No.	Description	Page No.
3.1	Articles of Incorporation, as amended and restated, are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.	*
3.2	Bylaws, as amended, are incorporated by reference to Exhibit A of our Form DEF 14A filed on December 15, 2003.	*
4.1	Certificate of Rights and Preferences of $100 Class A Preferred Shares of the Company, are incorporated by reference to Exhibit 4.1 of our Form 10-K/A, as amended, for the year ended April 30, 1994.	*
4.2

Certificate to Set Forth Designations, Preferences and Rights of Series C Participating Preferred Stock of the Company, are incorporated by reference to Exhibit 1 of our Form 8-A (12G) filed on December 7, 1998.

*
10.1	1989 Nonqualified Stock Option Plan is incorporated by reference to our Form 8-K filed on September 1, 1989 and as amended on Exhibit 4(a) of our Form S-8 filed on February 20, 1998.	*
10.2	Nonqualified Stock Option Agreement dated September 8, 1989 between the Company and Clark D. Stewart is incorporated by reference to our Form 8-K filed on September 1, 1989.	*
10.3	Agreement dated March 10, 1989 between the Company and Woodson Electronics, Inc. is incorporated by reference to our Form 10-K for the fiscal year ended April 30, 1989.	*
10.4	Agreement of Stockholder to Sell Stock dated January 1, 1992, is incorporated by reference to our Form 8-K filed on January 15, 1992.	*
10.5	Private Placement of Common Stock pursuant to Regulation D, dated December 15, 1993, is incorporated by reference to our Form 8-K filed on January 24, 1994.	*

10.6	Stock Acquisition Agreement of RFI dated April 21, 1994, is incorporated by reference to our Form 8-K filed on July 21, 1994.	*
10.7	Employment Agreement between the Company and Brenda Lee Shadwick dated July 6, 1994, are incorporated by reference to Exhibit 10.7 of our Form 10-K/A, as amended, for the year ended April 30, 1994.*	*
10.8	Employment Agreement between the Company and Clark D. Stewart dated March 17, 1994, are incorporated by reference to Exhibit 10.8 of our Form 10-K/A, as amended, for the year ended April 30, 1994.*	*
10.9

Employment Agreement among the Company, R.F., Inc. and Marvin J. Eisenbath dated April 22, 1994, are incorporated by reference to Exhibit 10.9 of our Form 10-K/A, as amended, for the year ended April 30, 1994.*

		*
10.10

Real Estate Contract for Deed and Escrow Agreement between Wade Farms, Inc. and the Company, are incorporated by reference to Exhibit 10.10 of our Form 10-K/A, as amended, for the year ended April 30, 1994.

		*
10.11

1993 Nonqualified Stock Option Plan, are incorporated by reference to Exhibit 10.11 of our Form 10-K/A, as amended, for the year ended April 30, 1994 and as amended on Exhibit 4(a) of our Form S-8 filed on February 20, 1998.

		*
10.12

1993 Nonqualified Stock Option Plan II, are incorporated by reference to Exhibit 10.12 of our Form 10-K/A, as amended, for the year ended April 30, 1994 and as amended on Exhibit 4(a) of our Form S-8 filed on February 20, 1998.

		*
10.13	Industrial State Bank principal amount of $500,000 revolving credit line, as amended, are incorporated by reference to Exhibit 10.13 of our Form 10-K/A, as amended, for the year ended April 30, 1994.	*
10.14	Bank IV guaranty for $250,000 dated October 14, 1994, are incorporated by reference to Exhibit 10.14 of our Form 10-K/A, as amended, for the year ended April 30, 1994.	*
10.15	Bank IV loan in principal amount of $300,000 dated December 30, 1993, are incorporated by Reference to Exhibit 10.15 of our Form 10-K/A, as amended, for the year ended April 30, 1994.	*
10.16	Letter of Intent to acquire certain assets of Woodson Electronics, Inc., is incorporated by reference to Exhibit 10.16 of our Form 10-K, as amended for the year ended April 30, 1995.	*
10.17

Asset Purchase Agreement between the Company and Woodson Electronics, Inc. dated May 1, 1996, is incorporated by reference to Exhibit 10.17 of our Form 10-K, as amended for the year ended April 30, 1996.

		*
10.18

Non-Exclusive Consulting, Non-Disclosure and Non-Compete agreement with Thomas E. Woodson dated May 1, 1996, is incorporated by reference to Exhibit 10.18 of our Form 10-K, as amended for the year ended April 30, 1996.

		*
10.19

1995 Nonqualified Stock Option Plan dated December 1, 1995, is incorporated by reference to Exhibit 10.19 of our Form 10-K, as amended for the year ended April 30, 1996 and as amended on Exhibit 4(a) of our Form S-8 filed on February 20, 1998.

		*
10.20

Settlement Agreement and Release - Marvin J. Eisenbath and the Company dated April 30, 1997, is incorporated by reference to Exhibit 10.20 of our Form 10-K, as amended for the year ended April 30, 1997.

		*
10.21	Settlement Agreement and Release - Brenda Shadwick and the Company dated May 1, 1997, is incorporated by reference to Exhibit 10.21 of our Form 10-K, as amended for the year ended April 30, 1997.	*
10.22

Preferred Stock Purchase Rights and Rights Agreement dated October 26, 1998 between the Company and Norwest Bank Minnesota are incorporated by reference to Exhibit 4(a) of our Form 8-A filed on December 7, 1998.

		*
14	Standards of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Company's Form 10-K for the year ended April 30, 2008.	*

21	List of Subsidiaries.	63
23.1	Consent of Independent Public Accountants.	64
99	Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Reform Act of 1995.	65-69
31.1	Certificate pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	70
31.2	Certificate pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	71
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	72
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	73
* Relates to executive officer employment compensation.
The rest of this page intentionally left blank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 17, 2009
BUTLER NATIONAL CORPORATION /s/ Clark D. Stewart Clark D. Stewart, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Clark D. Stewart Clark D. Stewart	President, Chief Executive Officer and Director (Principal Executive Officer)	July 17, 2009
/s/ R. Warren Wagoner R. Warren Wagoner	Chairman of the Board and Director	July 17, 2009
/s/ David B. Hayden David B. Hayden	Director	July 17, 2009
/s/ Angela D. Shinabargar Angela D. Shinabargar	Chief Financial Officer (Principal Accounting Officer)	July 17, 2009

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

Butler National Corporation

Olathe, Kansas

We have audited the accompanying consolidated balance sheets of Butler National Corporation as of April 30, 2009 and 2008 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2009, and the financial statement schedule listed at Schedule II on page 62. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Butler National Corporation as of April 30, 2009 and 2008 and the consolidated results of its operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2009 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves (Schedule II) on page 62 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Weaver & Martin, LLC

Kansas City Missouri

July 17, 2009

BUTLER NATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2009 AND 2008

	2009	2008		2009	2008
ASSETS			LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$1,978,038	$2,969,715	Bank overdraft payable	$100,762	$144,024
Accounts receivable, net of allowance for doubtful			Promissory notes payable	684,608	711,081
accounts of $111,840 in 2009 and $75,040 in 2008	544,025	1,289,898	Current maturities of long-term debt and capital lease
			obligations	2,775,651	4,643,567
			Accounts payable	517,483	558,085
Inventories -			Customer deposits	1,119,958	1,417,503
Raw materials	4,817,761	5,094,274	Accrued liabilities
Work in process	1,765,423	370,345	Compensation and compensated absences	573,884	428,775
Finished goods	1,760,245	2,170,723	Accrued income tax	275,000	324,643
Aircraft	4,819,740	4,772,767	Other	187,033	269,868
	-------------------	------------------		-------------------	-------------------
	13,163,169	12,408,109	Total current liabilities	6,234,379	8,497,546

			LONG-TERM DEBT, AND CAPITAL LEASE NET OF
Prepaid expenses and other current assets	262,026	207,419	CURRENT MATURITIES	6,345,033	6,416,184
	-------------------	------------------
				-------------------	-------------------
Total current assets	15,947,258	16,875,141	Total liabilities	12,579,412	14,913,730

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT			STOCKHOLDERS' EQUITY:
Land and building	4,119,441	4,216,320	Preferred stock, par value $5:
Machinery and equipment	2,312,383	2,069,332	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	818,278	802,127	Designated Classes A and B 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	-------------------	------------------	liquidation and redemption value $100,
	7,254,351	7,092,028	no shares issued and outstanding	-	-
Accumulated depreciation	(2,635,360)	(2,385,105)	$1,000 Class B, 6%, convertible cumulative,
	-------------------	------------------	liquidation and redemption value $1,000
	4,618,991	4,706,923	no shares issued and outstanding	-	-

SUPPLEMENTAL TYPE CERTIFICATES	1,872,121	2,057,019	Common stock, par value $.01:
			Authorized 100,000,000 shares
			issued and outstanding 55,997,031 shares
ADVANCES FOR GAMING DEVELOPMENTS			in 2009 and 55,091,109 in 2008	559,970	550,911
(net of reserves of $3,346,623 in 2009 and in 2008)	1,806,551	1,806,551	Common stock, owed but not issued 278,573 shares
			in 2009 and in 2008	2,786	2,786
			Capital contributed in excess of par	11,266,482	11,076,238

			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
OTHER ASSETS	1,553,236	1,658,224	Retained earnings	2,121,507	1,292,193
(net of accumulated amortization of $104,988 in 2009 and				-------------------	-------------------
$0 in 2008).			Total stockholders' equity	13,218,745	12,190,128
	-------------------	-------------------		-------------------	-------------------
Total Assets	$25,798,157	$27,103,858	Total liabilities and stockholders' equity	$25,798,157	$27,103,858
	==========	==========		==========	==========
The accompanying notes are an integral part of these financial statements
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2009, 2008 AND 2007

	2009	2008	2007
REVENUE
Aircraft / Modifications	$11,713,497	$8,646,562	$6,696,737
Avionics / Defense	2,255,776	5,024,781	3,538,422
Management / Professional Services	4,123,815	3,975,222	4,445,883
	-------------------	-------------------	-------------------
Net Revenue	18,093,088	17,646,565	14,681,042

COST OF SALES
Aircraft / Modifications	8,444,622	6,084,283	5,927,713
Avionics / Defense	1,135,310	2,362,073	2,061,196
Management / Professional Services	1,921,804	1,653,894	1,645,031
	-------------------	-------------------	--------------------
Total Cost of Sales	11,501,736	10,100,250	9,633,940
	-------------------	--------------------	---------------------
GROSS PROFIT	6,591,352	7,546,315	5,047,102

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(4,759,470)	(5,343,755)	(3,795,772)
	-------------------	-------------------	-------------------
OPERATING INCOME	1,831,882	2,202,560	1,251,330

OTHER INCOME (EXPENSE)
Interest expense	(504,829)	(639,732)	(568,712)
Other	7,407	72,172	34,607
	-------------------	-----------------	-------------------
Other expense	(497,422)	(567,560)	(534,105)
	-------------------	-----------------	------------------
INCOME BEFORE PROVISION FOR INCOME TAXES	1,334,460	1,635,000	717,225

PROVISION FOR INCOME TAXES	505,146	360,522	111,680
	-------------------	-----------------	-----------------
NET INCOME	$829,314	$1,274,478	$605,545
	==========	==========	==========

BASIC EARNINGS PER COMMON SHARE	$0.02	$0.02	$0.01
	==========	==========	==========
Shares used in per share calculation	54,864,138	53,815,092	53,055,224
	==========	==========	==========
DILUTED EARNINGS PER COMMON SHARE	$0.02	$0.02	$0.01
	==========	==========	==========
Shares used in per share calculation	54,934,092	53,928,434	53,179,990
	==========	==========	==========
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED APRIL 30, 2009, 2008, AND 2007
	Common Stock	Common Stock Owed but Not Issued	Capital Contributed in Excess of Par	Treasury Stock	Retained Earnings (deficit)	Total Stockholders' Equity
BALANCE, April 30, 2006	493,810	42,708	10,612,420	(732,000)	(587,830)	9,829,108
Issuance of stock owed from prior period	36,831	(36,831)	-	-	-	-

Issuance of stock Benefit Plan	7,606	-	205,372	-	-	212,978

Net income	-	-	-	-	605,545	605,545
	-------------------	-------------------	------------------	------------------	-------------------	-------------------
BALANCE, April 30, 2007	538,247	5,877	10,817,792	(732,000)	(17,715)	10,647,631
Issuance of stock owed from prior period	3,091	(3,091)	-	-	-	-

Issuance of stock Benefit Plan	9,573	-	258,446	-	-	268,019

Net income	-	-	-	-	1,274,478	1,274,478
	-------------------	-------------------	------------------	------------------	-------------------	-------------------
BALANCE, April 30, 2008	$550,911	$2,786	$11,076,238	$(732,000)	$1,292,193	$12,190,128
Issuance of stock owed from prior period	-	-	-	-	-	-

Issuance of stock Benefit Plan	9,059	-	190,244	-	-	199,303

Net income	-	-	-	-	829,314	829,314
	-------------------	-------------------	------------------	------------------	-------------------	-------------------
BALANCE, April 30, 2009	$559,970	$2,786	$11,266,482	$(732,000)	$2,121,507	$13,218,745
	===========	===========	==========	==========	===========	===========

The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2009, 2008, AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$829,314	$1,274,478	$605,545
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operations -
Depreciation and amortization	391,826	160,933	158,084
Impairment of fixed assets	111,963	302,537	-
Amortization (STC)	184,898	258,156	232,504
Provision for obsolete inventories	605,760	20,130	21,166
Stock issued for Benefit Plan	199,303	268,019	212,977
(Gain) Loss on disposal of fixed asset	(500)	70,224	-

Changes in assets and liabilities -
Accounts receivable	745,872	(328,394)	(282,418)
Inventories	(1,472,780)	(811,991)	(941,398)
Prepaid expenses and other current assets	(54,607)	(1,669,910)	(44,769)
Accounts payable	(83,864)	27,912	(218,816)
Customer deposits	(297,546)	859,483	538,020
Accrued liabilities	12,631	179,162	61,885
	--------------------	--------------------	--------------------
Cash provided by (used in) operating activities	1,172,270	610,739	342,780
	--------------------	--------------------	--------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(198,407)	(2,659,520)	(80,682)
Supplemental Type Certificates (STC)	-	(820,000)	(506,244)
	--------------------	--------------------	--------------------
Cash provided by (used in) investing activities	(198,407)	(3,479,520)	(586,926)
	--------------------	--------------------	--------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under promissory notes, net	(26,473)	(38,703)	(1,643,823)
Borrowings under long-term debt and capital lease obligations	5,701,562	7,838,718	3,570,587
Repayments of long-term debt and capital lease obligations	(7,640,629)	(3,750,688)	(819,026)
	--------------------	--------------------	--------------------
Cash provided by (used in) financing activities	(1,965,540)	4,049,327	1,107,738
	--------------------	--------------------	--------------------
NET INCREASE (DECREASE) IN CASH	(991,677)	1,180,546	863,592

CASH, beginning of year	2,969,715	1,789,169	925,577
	--------------------	--------------------	--------------------
CASH, end of year	$1,978,038	$2,969,715	$1,789,169
	============	============	============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$510,633	$615,649	$555,492
Income taxes paid	554,789	95,879	51,680

NON CASH FINANCING ACTIVITIES
Stock Issued for benefit plan	$199,303	$268,019	$212,977

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

  Inventory obsolescence is examined on a regular basis. Inventory that has been inactive for a period of three years without use in normal and current productions are reserved as obsolete. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components. At April 30, 2009 and 2008 obsolete inventory was valued at $1,114,007 and $477,254 respectively. This increase was a result of inventory purchased to support our RVSM STC and is planned to be active for at least ten years and is now reported in the three year obsolescence inventory category.
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
  Impairment of Goodwill, Other Intangible Assets and Long-lived Assets: We comply with the provisions of Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which requires that we evaluate our goodwill and other assets for impairment at least annually or whenever events or circumstances indicate the carrying value of that asset may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. We determined that as of April 30, 2009 an impairment of $111,963 was necessary for properties in Junction City as a result of the decline in the housing market.
  Advances for Gaming Developments: We are advancing funds for the establishment of gaming. These funds have been capitalized in accordance with Statements of Financial Accounting Standards No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects (SFAS No. 67). This standard requires costs associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of that project.

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

  We have advanced and invested a total of $5,153,174 at April 30, 2009 and at April 30, 2008 in gaming developments. We have reserves of $3,346,623, at April 30, 2009 and at April 30, 2008. We believe it is necessary to establish reserves against the advances because all of the proposed casinos involve legal and government approvals. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

  In fiscal year 2009 and 2008, we maintained a reserve of approximately $434,000 for Dodge City gaming developments. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for gaming developments.
  Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenues being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through costs of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. Consultant costs, as shown below, include costs of engineering, legal and aircraft specialists. The STC amortization of our newly acquired "JET" product line is calculated at 5% of the gross sales. STC capitalized costs are as follows:

	2009	2008
	-------------	-------------
Direct labor	$417,514	$417,514
Direct materials	280,262	280,262
Consultant costs	1,914,829	1,914,829
Overhead	690,780	690,780
"JET" STCs	820,000	820,000
	-------------	-------------
	4,123,385	4,123,385
Less-Amortized costs	2,251,264	2,066,366
	-------------	-------------
STC balance	$1,872,121	$2,057,019
	=======	=======

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
  Revenue Recognition: Generally, we perform aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor and material costs incurred compared to total estimated direct labor costs. Each quarter our management reviews the progress and performance of our significant contracts. Based on this analysis, any adjustment to sales, cost of sales and/or profit is recognized as necessary in the appropriate period. Changes in estimates of contract sales, cost of sales and profits are recognized using a cumulative catch-up, which is recognized in the current period of the cumulative effect of the change on current or prior periods. Revenue for off-the-shelf items and aircraft sales is recognized on the date of sale.

  Revenue from Avionics products are recognized when shipped. Payment for these Avionics products are due within 30 days of the invoice date after shipment. Revenue for SCADA services, Gaming Management, and other Corporate/Professional Services is recognized as the service is rendered and invoiced. Payments for these service invoices are usually received within 30 days.

  In regard to warranties and returns, our products are special order and are not suitable for return. Our products are unique upon installation and tested prior to their release to the customer and acceptance by the customer. In the rare event of a warranty claim, the claim is processed through the normal course of business and may include additional charges to the customer. In our opinion any future warranty work would not be material to the financial statements.
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

The computation of the Company basic and diluted earnings per common share is as follows:
	2009	2008	2007
Net income	$829,314	$1,274,478	$605,545
Weighted average common shares outstanding	54,864,138	53,815,092	53,055,224
Dilutive effect of non-qualified stock option plans	69,954	113,342	124,766
Weighted average common shares outstanding, assuming dilution	54,934,092	53,928,434	53,179,990
Basic earnings per common share	$.02	$.02	$.01
Diluted earnings per common share	$.02	$.02	$.01

  Stock-based Compensation: We account for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R).

  We have nonqualified stock option plans which provide key employees and consultants an opportunity to acquire ownership in the Company. Options are granted under these plans at exercise prices equal to fair market value at the date of the grant, generally exercisable immediately, and expire in 10 years. We account for these plans under Statement of Financial Accounting Standards No. 123(R). The Company did not grant options for the fiscal years ending 2009, 2008, and 2007; therefore, there are no expenses relating to option grants for those periods. There are 6,017,229 approved option shares available to grant under these plans. The approved plan expiration date is December 31, 2010.
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
  Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2009 we had $879,970 in bank deposits that exceeded the federally insured limits.
  Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.
  Research and Development: We charge to operations research and development costs. The amount charged in the year ended April 30, 2009 and 2008 was approximately $1,892,305 and $4,265,743 respectively.
  Warranties: We warrant to our customer that our products and services are in good working order at the time of delivery. We warrant that these products will continue to be serviceable for periods from 90 days to up to a maximum of 36 months. Our products are tested and accepted by the customer prior to their release. For the years ended April 30, 2009, 2008, 2007 we had no beginning warranty reserve, no additions to warranty reserves, and no reductions to the warranty reserve.

  In each of the three years ended April 30, 2009, 2008, 2007 our warranty expense was immaterial.
  In February 2007, the FASB issued the Statement of Financial Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is not effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company financial position, results of operation or cash flows.

  In September 2006, the FASB issued the Statement of Financial Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. The adoption did not have a material impact on our Consolidated Balance Sheet or Statement of Operations.

  In December 2007, the FASB issued the Statement of Financial Standards No. 141 (Revised), Business Combinations,(SFAS No. 141 (Revised)), which establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquirer. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of SFAS No. 141 (Revised) is not expected to have a material impact on the Company financial position, results of operation or cash flows.
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

2. DEBT: Principal amounts of debt at April 30, 2009 and 2008, consist of the following:
Promissory Notes			2009	2008
Bank Line of Credit, available LOC $1,000,000
interest at prime plus 2% (7.0% at April 30, 2009 - with a			$684,608	$711,081
floor of 7%) due August 2009, collateralized by a
first or second position on all assets of the Company.
			--------------	---------------
			$684,608	$711,081
			=========	=========
Other Notes Payable and Capital Lease Obligations
Note payable, interest at prime plus 1%, (4.25% at April			80,000	200,000
30, 2009) due August 2009 collateralized by Aircraft
Security Agreements.

Note payable, interest at prime plus 1%, (4.25% at April			389,841	509,841
30, 2009) due June 2010 collateralized by Aircraft
and Engine Security Agreements

Note payable, interest at bank prime (3.25% at April			539,742	573,995
30, 2009) due March 2013, collateralized by real estate.

Note payable, interest at bank prime (3.25% at April			1,386,836	1,474,848
30, 2009) due March 2013, collateralized by real estate.

Note payable, interest at 6.0% due February 28,			95,291	98,070
2024 collateralized by real estate.

Note payable, interest at 7.0% at April 30, 2009,			632,820	1,053,646
renewed and due October 2009, collateralized by real estate.

Note payable, interest at 7.0% at April 30, 2009,			656,050	924,521
renewed and due August 2009, collateralized by real estate.

Note payable, interest at 7.5% at April 30, 2009,			1,330,186	1,363,175
due November 2012, collateralized by real estate.

Note payable, interest at prime plus 2% (7.0% at April			1,111,701	1,301,624
30, 2009 - with a floor of 7%), due January 2014,
collateralized by a first or second position on all assets.

Notes payable, interest at prime plus 3.0%, (6.25% at April			1,208,733	1,511,500
30, 2009) renewed May 2009, due May 2014, collateralized
by Aircraft and Engine Security Agreements.

Note payable, without interest, with quarterly payments of			1,480,334	2,000,000
$125,000 through 2012.

Other Notes Payable and Capital Lease Obligations			209,150	48,531
due September 2009 to May 2013 with interest rates between
3.9% and 8.75%.			--------------	--------------
			$9,120,684	$11,059,751
Less: Current maturities			2,775,651	4,643,567
			--------------	--------------
			$6,345,033	$6,416,184
			=========	=========
Maturities of long-term debt and capital lease obligations are as follows:

Year Ending April 30	Amount
--------------	--------------
2010	$2,775,651
2011	1,255,374
2012	1,297,725
2013	3,239,331
2014	460,701
Thereafter	91,902
	--------------
	$9,120,684
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

The deferred taxes are comprised of the following components:
	April 30, 2009	April 30, 2008
Deferred tax assets
Accounts receivable reserve	$43,000	$29,000
Inventory and other reserves	883,000	739,000
Vacation accruals	63,000	63,000
	-----------------	-----------------
Total gross deferred tax assets	989,000	831,000
Valuation allowance	(749,000)	(784,000)
	-----------------	-----------------
Total deferred tax assets	$240,000	$47,000
	=========	=========

Deferred tax liabilities:
Depreciation and amortization	$240,000	$47,000
	-----------------	-----------------
Total deferred tax liabilities	$240,000	$47,000
	=========	=========

Net deferred tax assets at April 30, 2009 and 2008 have been fully offset by a valuation allowance as management feels it is more likely than not that the Company will not ultimately realize any benefits.

A reconciliation of the provision for income taxes to the statutory federal rate for continuing operations is as follows:
	2009	2008	2007
Statutory federal income tax rate	34.0%	34.0%	34.0%
Change in valuation allowance	(113.1%)	(46.9%)	(72.9%)
Nondeductible expenses	106.1%	34.9%	40.1%
Effective tax rate	27.0%	22.0%	1.2%

Tax expenses of $505,146 are comprised of $561,830 in federal income tax and $56,684 in state income refunds for the year ended April 30, 2009.

As of April 30, 2009, the Company has accrued income taxes due to the federal and state government of $275,000.

4. STOCKHOLDERS' EQUITY:
Common Stock Transactions

During the year ended April 30, 2009, we did not issue any shares of common stock that were owed as of April 30, 2008. As of April 30, 2009, we had 278,573 shares of common stock owed but not issued.

During the year ended April 30, 2009, we issued 905,922 shares valued at $199,303 as the match to the Company 401(k) plan.

During the year ended April 30, 2008, we issued 957,213 shares valued at $268,019 as the match to the Company 401(k) plan.

During the year ended April 30, 2008, we issued 309,195 shares of common stock that were owed as of April 30, 2007. As of April 30, 2008, we had 278,573 shares of common stock owed but not issued.

During the year ended April 30, 2007, we issued 3,683,066 shares of common stock that were owed as of April 30, 2006. As of April 30, 2007, we had 587,768 shares of common stock owed but not issued.

During the year ended April 30, 2007, we issued 760,632 shares valued at $212,978 as the match to the Company 401(k) plan.

During the year ended April 30, 2005, we agreed to issue, in a cashless exercise, 11,825,598 shares in connection with the exercise of employee stock options granted through the Company Non Qualified Stock Option Plans. As of April 30, 2009, 11,237,864 of these shares have been issued and 278,573 shares have not been issued and are shown on the financial statements as "Stock owed but not issued".

The rest of this page intentionally left blank.

5. STOCK OPTIONS AND INCENTIVE PLANS

The following represents the outstanding and exercisable number of shares, weighted average exercise price and weighted average remaining contractual life of options outstanding and exercisable.

We have nonqualified stock option plans which provide key employees and consultants an opportunity to acquire ownership in the Company. Options are granted under these plans at exercise prices equal to fair market value at the date of the grant, generally exercisable immediately, and expire in 10 years. We account for these plans under Statement of Financial Accounting Standards No. 123(R). The Company did not grant options for the fiscal years ending 2009, 2008, and 2007; therefore, there are no expenses relating to option grants for those periods. As of April 30, 2009 there are 6,017,229 approved option shares available to grant under these plans. The approved plan expiration date is December 31, 2010.

		2009	2008	2007
Options exercisable at April 30		1,244,834	1,493,763	1,493,763
Weighted average fair value per share Options granted per year		.79	.81	.81
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise and Outstanding Price
$0.9000	1,071,834	1.7 years	.9000
$0.1400	153,000	3.7 years	.1400
$0.0625	20,000	.7 years	.0625

	Options	Average Price

Outstanding Beginning 04/30/2006	1,493,763	$0.81
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding Ending 04/30/2007	1,493,763	$0.81

Outstanding Beginning 04/30/2007	1,493,763	$0.81
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding Ending 04/30/2008	1,493,763	$0.81

Outstanding Beginning 04/30/2008	1,493,763	$0.81
Granted	-	-
Expired	248,929	0.90
Exercised	-	-
Outstanding Ending 04/30/2009	1,244,834	$0.79

6. COMMITMENTS:

Lease Commitments

We lease space under operating leases with initial terms of three (3) years for Florida and ten (10) years in Kansas. Total rental expense incurred for the years ended April 30, 2009, 2008, and 2007, was $243,133, $239,600, and $242,411, respectively.

Minimum lease commitments under noncancellable operating leases for the next five (5) years are as follows:

Year Ending April 30	Amount
2010	$187,123
2011	181,715
2012	142,489
2013	142,489
2014	142,489
Thereafter	223,936
$1,020,241
7. CONTINGENCIES:

We are involved in various lawsuits incidental to our business. Management believes the ultimate liability, if any, will not have an adverse effect on the Company financial position or results of operations.

Due to our financial condition, and the need to reduce expenses, the board of directors approved the elimination of product liability insurance in August, 1989.

8. RELATED-PARTY TRANSACTIONS:

In the normal course of business we purchased modifications services and avionics of approximately $74,442, $89,398, and $127,661 from a company partially owned by David Hayden, a director for the Company during fiscal 2009, 2008, and 2007 respectively.

Included in accrued liabilities are $93,057 and $73,758 as of April 30, 2009, and 2008 respectively for amounts owed to our CEO for accrued compensation.

9. 401(K) SAVINGS PLAN

We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however there are only two entry dates per calendar year. Employees may contribute up to twelve percent of their pre-tax covered compensation through salary deductions. The Plan may match subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6% of the employee's salary. Employees are 100 percent vested in the employer's contributions immediately. Our matching share contribution, at the then current market value, in 2009, 2008, and 2007 was approximately $199,303, $268,020, and $212,977 respectively. If approved by the Board of Directors, the Company match is paid in common stock of the Company.

10. INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:
Industry Segmentation
Company operations are classified into six segments in Fiscal Years 2009, 2008, and 2007.

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

Year ended April 30, 2009
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated
Net Revenue	$1,298,284	$2,255,776	$11,713,497	$1,771,755	$0	$1,058,776	$18,093,088
Depreciation/Amortization	0	82,444	172,040	18,598	0	303,642	576,724
Operating profit (loss) (a)	655,581	(87,532)	967,085	24,316	0	272,432	1,831,882
Capital Expenditures, net	(96,879)	24,375	223,488	21,021	0	26,,902	198,907
Interest Expense							(504,829)
Other income							7,407
Income before tax							1,334,460
Income taxes							505,146
Net Income							829,314
Identifiable assets	4,388,715	4,159,006	5,504,679	424,579	4,903,140	6,418,038	25,798,157

Year ended April 30, 2008
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated
Net Revenue	$1,507,049	$5,024,781	$8,646,562	$1,557,792	$0	$910,381	$17,646,565
Depreciation/Amortization	0	85,679	26,476	18,154	0	30,624	160,933
Operating profit (loss) (a)	380,979	842,553	814,599	138,133	0	26,296	2,202,560
Capital Expenditures, net	2,015,899	11,019	14,047	0	0	618,555	2,659,520
Interest Expense							(639,732)
Other income							72,172
Income before tax							1,635,000
Income taxes							360,522
Net Income							1,274,478
Identifiable assets	4,302,662	5,927,915	4,924,442	364,198	4,856,167	6,728,474	27,103,858

Year ended April 30, 2007
	Gaming	Avionics	Modifications	Services	Aircraft	Corporate	Consolidated
Net Revenue	$1,668,227	$3,538,422	$6,696,737	$2,403,065	$0	$374,591	$14,681,042
Depreciation/Amortization	0	69,421	32,130	26,291	0	30,242	158,084
Operating profit (loss) (a)	890,465	286,995	(227,368)	185,736	0	115,502	1,251,330
Capital Expenditures	0	63,629	0	17,053	0	0	80,682
Interest Expense							(568,712)
Other income							34,607
Income before tax							717,225
Income taxes							111,680
Net Income							605,545
Identifiable assets	1,989,676	4,719,138	5,598,200	377,595	5,132,518	2,628,349	20,445,477

(a) Operating expenses not specifically identifiable are allocated based upon revenue, costs of sales, square footage or other factors as considered appropriate.
Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:
	2009	2008	2007
Modifications	10.9%	N/A*	N/A*
Avionics	N/A*	15.8%	14.3%
Indian Management Services	N/A*	N/A*	10.7%
Environmental Services (City Contract)	N/A*	N/A*	12.2%

*Revenue represented less than 10% of consolidated revenue.

11. SELF FUNDED INSURANCE

In November 2008 we discontinued our Self Funded insurance plan. The increase in administrative burden along with the substantial liability to the plan resulted in a change to a standard insurance plan with a national carrier.

The rest of this page left intentionally blank.

12. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected unaudited financial information for each quarter of fiscal 2009, 2008, and 2007 (in thousands, except per share amounts).

2009	First	Second	Third	Fourth	Total
Revenue	$5,204	$4,056	$4,545	$4,288	$18,093
Operating Income (Loss)	656	(5)	503	678	1,832
Nonoperating Income (Expense)	(338)	(41)	(225)	(398)	(1,002)
Net Income (Loss)	318	(46)	278	279	829
Basic Earnings (Loss) per Share*	.01	.01	.01	.01	.02
Diluted Earnings (Loss) per Share*	.01	.01	.01	.01	.02
*Rounded to nearest tenth

2008	First	Second	Third	Fourth	Total
Revenue	$4,707	$4,234	$4,259	$4,446	$17,646
Operating Income (Loss)	410	335	442	1,015	2,202
Nonoperating Income (Expense)	(178)	(148)	(249)	(353)	(928)
Net Income (Loss)	232	187	193	662	1,274
Basic Earnings (Loss) per Share*	.00	.01	.01	.01	.02
Diluted Earnings (Loss) per Share*	.00	.01	.01	.01	.02
*Rounded to nearest tenth

2007	First	Second	Third	Fourth	Total
Revenue	$3,076	$4,355	$3,344	$3,906	$14,681
Operating Income (Loss)	164	432	28	627	1,251
Nonoperating Income (Expense)	(120)	(167)	(147)	(212)	(646)
Net Income (Loss)	44	265	(119)	415	605
Basic Earnings (Loss) per Share*	.01	.01	.01	.01	.01
Diluted Earnings (Loss) per Share*	.01	.01	.01	.01	.01
*Rounded to nearest tenth

The individual quarter and fiscal year earnings per share are presented as shown in our quarterly and annual filings with the Securities and Exchange Commission. These numbers are rounded up to the nearest tenth.

13. PRODUCT LINE ACQUISITION

On April 10, 2008, our subsidiary Avcon Industries, Inc. acquired the JET product line to add to our product line of "Classic Aviation Products". This product line includes product inventory, test equipment, technical documentation, intellectual property and other assets totaling approximately $3,000,000. We paid cash for a portion of this product line and signed an obligation to the seller for the payment of the balance in four annual payments. On March 26, 2009 we signed an amendment to the purchase agreement that L-3 communication would provide "Transition Services" through December 2009.

14. DODGE CITY LAND ACQUISITION

On November 15, 2007, our subsidiary Butler National Service Corporation closed the purchase of property in Dodge City, Kansas. We invested $1,919,020 in this property including the land, architecture fees, engineering fees, legal fees and related expenses to annex the property into the City of Dodge City and zone the property suitable for gaming under the KELA. This land investment was in support of the Gaming Management Contract.

15. SUBSEQUENT EVENTS

Obligations related to the gaming facility in Dodge City, Kansas (the Boot Hill Casino and Resort) are expected to be the lease payments by a new subsidiary BHCMC, L.L.C. (BHCMC) related to a build-to-suit lease agreement for the turn-key casino. BNSC and BHC Investment Company, L.C. (BHCI) will jointly own BHCMC. Initially, BHCMC is planned to be owned 99.6% by BNSC and 0.4% by BHCI. BHCI has the option to purchase an additional 39.6% of BHCMC to complete the ownership at 60% BNSC and 40% BHCI. BHCI ownership is subject to background investigation by the Kansas Gaming and Racing Commission. The structure of the Lease and build-to-suit arrangement is subject to final approval by the Kansas Lottery and the Kansas Gaming and Racing Commission. This approval is expected in the second quarter 2009.

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC require the completion of an addition to the Boot Hill Casino and Resort to open in late 2013. Funding for this expansion is expected to come from operations and additional debt secured by the Boot Hill Casino and Resort.

In May 2009 the Kansas Lottery approved the structure of the Boot Hill Casino and Resort.

On June 15, 2009, our subsidiary, Kansas International DDC, LLC exercised our option to purchase approximately 49 acres east of Highway 50 Bypass across from the future location of the Boot Hill Casino and Resort in Dodge City, Kansas. After option fee payments and additional deposits we borrowed approximately $375,000 towards this purchase.

On June 29, 2009, our subsidiary, Butler National Service Corporation sold a portion of our property in Dodge City, Kansas for $2,000,000. See Note 14 Dodge City Land Acquisition.

SCHEDULE II

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED APRIL 30, 2009, 2008 AND 2007
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Description
Year ended April 30, 2009
Allowance for doubtful accounts	$75,040	$36,800	$-	$111,840
Reserve for inventory obsolescence	477,254	636,753	-	1,114,007
Reserve for Indian gaming development	3,346,623	-	-	3,346,623
Income tax valuation allowance	784,000	-	35,000	749,000

Year ended April 30, 2008
Allowance for doubtful accounts	$154,233	$-	$79,193	$75,040
Reserve for inventory obsolescence	452,942	24,312	-	477,254
Reserve for Indian gaming development	2,912,440	434,183	-	3,346,623
Deferred interest (1)	15,446	-	15,446	-
Income tax valuation allowance	1,551,000	-	767,000	784,000

Year ended April 30, 2007
Allowance for doubtful accounts	$149,577	$4,656	$-	$154,233
Reserve for inventory obsolescence	431,776	21,166	-	452,942
Reserve for gaming development	2,912,440	-	-	2,912,440
Deferred interest (1)	31,620	-	16,174	15,446
Income tax valuation allowance	1,839,000	-	288,000	1,551,000
(1) Interest to be paid as part of the note payable on discontinued operations.