Form 10-Q
period 2009-07-31
BUTLER NATIONAL CORP
filed 2009-09-08
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
---------------------------------- FORM 10-Q -----------------------------------
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended July 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes __ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer  Accelerated filer  Non-accelerated filer X Smaller reporting company 

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes __ No X
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of August 28, 2009 was 55,997,031 shares.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX
PART I FINANCIAL INFORMATION
Item 1	Financial Statements	PAGE NO.
	Condensed Consolidated Balance Sheets - July 31, 2009 and April 30, 2009	3
	Condensed Consolidated Statements of Operations - Three Months ended July 31, 2009 and 2008	4
	Condensed Consolidated Statements of Cash Flows - Three Months ended July 31, 2009 and 2008	5
	Notes to Condensed Consolidated Financial Statements	6-7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-12
Item 3	Quantitative & Qualitative Disclosures about Market Risk	12
Item 4	Controls and Procedures	12
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	13
Item 1A	Risk Factors	13
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3	Defaults Upon Senior Securities	13
Item 4	Submission of Matters to a Vote of Security Holders	13
Item 5	Other Information	13
Item 6	Exhibits	13-14
Signature		15
Exhibit Index		E-1

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	07/31/09	4/30/09	LIABILITIES AND STOCKHOLDERS' EQUITY	07/31/09	4/30/09
	(unaudited)	(audited)		(unaudited)	(audited)
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$1,482,890	$1,978,038	Bank overdraft payable	$324,046	$100,762
Accounts receivable, net of allowance for			Promissory notes payable	342,040	684,608
doubtful accounts of $111,840 at July 31, 2009 and			Current maturities of long-term debt and capital lease
at April 30, 2009	1,445,073	544,025	obligations	1,612,653	2,775,651
			Accounts payable	513,824	517,483
			Customer deposits	348,653	1,119,958
			Accrued liabilities
Inventories -			Compensation and compensated absences	384,247	573,884
Raw materials	4,622,880	4,817,761	Accrued income tax	565,000	275,000
Work in process	1,477,290	1,765,423	Other	361,336	187,033
Finished goods	1,570,317	1,760,245		--------------	--------------
Aircraft	4,819,740	4,819,740	Total current liabilities	4,451,799	6,234,379
	--------------	--------------
	12,490,227	13,163,169	LONG-TERM DEBT AND CAPITAL LEASE, NET
			OF CURRENT MATURITIES	5,874,531	6,345,033
Prepaid expenses and other current assets	146,234	262,026
	--------------	--------------		--------------	--------------
Total current assets	15,564,424	15,947,258	Total liabilities	10,326,330	12,579,412

			COMMITMENTS AND CONTINGENCIES
PROPERTY, PLANT AND EQUIPMENT:			STOCKHOLDERS' EQUITY:
Land and building	3,057,144	4,119,441	Preferred stock, par value $5:
Machinery and equipment	2,312,382	2,312,383	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	818,278	818,278	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
	6,192,053	7,254,351	no shares issued and outstanding	-	-
Accumulated depreciation	(2,687,621)	(2,635,360)	$1,000 Class B, 6%, convertible cumulative,
	--------------	--------------	liquidation and redemption value $1,000
	3,504,432	4,618,991	no shares issued and outstanding	-	-
			Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	1,860,699	1,872,121	Authorized 100,000,000 shares
			issued and outstanding 55,997,031 shares at
			at July 31, 2009 and at April 30, 2009	559,970	559,970
ADVANCES FOR GAMING DEVELOPMENTS			Common stock, owed but not issued 278,573 shares
(net of reserves of $3,346,623 at July 31, 2009	1,806,551	1,806,551	at July 31, 2009 and at April 30, 2009	2,786	2,786
and at April 30, 2009)			Capital contributed in excess of par	11,266,482	11,266,482
			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
			Retained earnings	2,839,527	2,121,507
OTHER ASSETS	1,526,989	1,553,236		--------------	--------------
(net of accumulated amortization of $131,235 at			Total stockholders' equity	13,936,765	13,218,745
July 31, 2009 and $104,988 at April 30, 2009)	--------------	--------------		--------------	--------------
Total assets	$24,263,095	$25,798,157	Total liabilities and stockholders' equity	$24,263,095	$25,798,157
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED
	July 31,
	2009	2008

REVENUE
Aircraft / Modifications	$2,280,538	$3,447,130
Avionics / Defense	2,273,373	871,249
Management / Professional Services	1,514,628	885,743
	--------------	--------------
Net Revenue	6,068,539	5,204,122

COST OF SALES
Aircraft / Modifications	2,005,435	2,455,315
Avionics / Defense	1,147,362	725,667
Management / Professional Services	528,585	281,946
	--------------	--------------
Total Cost of Sales	3,681,382	3,462,928
	--------------	--------------
GROSS PROFIT	2,387,157	1,741,194

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,685,832	1,085,144
	--------------	--------------
OPERATING INCOME	701,325	656,050

OTHER INCOME (EXPENSE)
Interest expense	(120,602)	(231,036)
Other	9,264	2,475
Gain on sale of land	496,433	-
	--------------	--------------
Other income (expense)	385,095	(228,561)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,086,420	427,489

PROVISION FOR INCOME TAXES	(368,400)	(109,105)
	--------------	--------------
NET INCOME	$718,020	$318,384
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.01
	=========	=========
Shares used in per share calculation	55,089,857	54,769,682
	=========	==========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.01
	=========	=========
Shares used in per share calculation	55,194,160	54,899,086
	=========	=========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS ENDED
	July 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$718,020	$318,384
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation and amortization	78,508	41,458
Amortization (STC)	11,422	-
Gain on sale of land	(496,433)	-

Changes in assets and liabilities -
Accounts receivable	(901,048)	317,562
Inventories	672,942	(265,312)
Prepaid expenses and other current assets	115,792	(5,490,951)
Accounts payable	219,625	232,728
Customer deposits	(771,304)	260,594
Accrued liabilities	274,666	(187,147)
	--------------	--------------
Cash provided by (used in) operating activities	(77,810)	(4,772,684)
	--------------	--------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(441,270)	(367,106)
Proceeds from sale of land	2,000,000	-
	--------------	-------------
Cash provided by (used in) investing activities	1,558,730	(367,106)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under promissory notes, net	(342,568)	4,935,647
Borrowings of long-term debt and capital lease obligations	375,000	-
Repayments of long-term debt and capital lease obligations	(2,008,500)	(200,198)
	--------------	--------------
Cash provided by (used in) financing activities	(1,976,068)	4,735,449
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	(495,148)	(404,341)

CASH, beginning of period	1,978,038	2,969,715
	--------------	--------------
CASH, end of period	$1,482,890	$2,565,374
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$123,027	$208,743
Income taxes paid	100,000	284,748

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2009. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2009 are not indicative of the results of operations that may be expected for the year ending April 30, 2010.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years.

2. Advances for Gaming Developments: We are advancing funds for the establishment of gaming. These funds have been capitalized in accordance with Statements of Financial Accounting Standards No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects (SFAS No. 67). This standard requires costs associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of those projects.

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

We have advanced and invested a total of $5,153,174 at July 31, 2009 and at April 30, 2009 in gaming developments. We have reserves of $3,346,623, at July 31, 2009 and at April 30, 2009. We believe it is necessary to establish reserves against the advances because all of the proposed casinos involve legal and government approvals. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

At April 30, 2009 and July 31, 2009, we maintained a reserve of approximately $434,000 for Dodge City gaming developments. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for gaming developments.

3. Entertainment Development: We had land development purchases totaling approximately $441,270 during the three months ending July 31, 2009. In June 2009 we sold 104 acres of land to BHC Development LC resulting in a gain of approximately $496,000.

Butler National Service Corporation, a wholly owned subsidiary of Butler National Corporation, was approved on December 5, 2008 by the State of Kansas as the developer and manager of a casino in the Southwest Gaming Zone located in Dodge City, Kansas.

Butler National Service Corporation, a wholly owned subsidiary of Butler National Corporation entered into an agreement with BHC Development LC, a Topeka, Kansas based development company to construct Phase I of the Boot Hill Casino and Resort.

4. Earnings Per Share: Earnings per common share are based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

5. Research and Development: We invested in research and development activities. The amount invested in the three months ended July 31, 2009 and 2008 was approximately $495,000 and $1,061,000 respectively.

6. Borrowings: During the quarter ending July 31, 2009 we reduced our line of credit by $342,568. This line of credit has been renewed through August 2010.

A line of credit in the amount of $1,224,285 was entered into on July 7, 2006. An additional line of credit in the amount of $1,508,000 was entered into on October 25, 2006. Both lines of credit are to be used for the BCS Design, Inc. construction projects in Junction City, Kansas. As of July 31, 2009 our borrowings are $387,050 and $20,671 respectively. These notes have been renewed bi-annually during the past 12 months.

During the quarter ending July 31, 2009 we entered into a five year note in the amount of $375,000 for the purchase of land in Dodge City.

The rest of this page is intentionally left blank.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REFERENCE TO EXHIBIT 99 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K

Statements made in this report, filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Cautionary Statements and Risk Factors, filed as Exhibit 99 and Item 1A. Risk Factors to the Company's Annual Report on Form 10-K and elsewhere herein or in other reports filed with the SEC, are incorporated herein by reference. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2009 COMPARED TO FIRST QUARTER FISCAL 2008

Our revenue for the three months ended July 31, 2009 was $6,068,539, an increase of 16.6% from the three months ended July 31, 2008 with revenue of $5,204,122. Our operating profit for the three months ended July 31, 2009 was $701,325, compared to $656,050 for the three months ended July 31, 2008, an increase of 6.9%.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Revenue from Aircraft Modifications segment for the three months ending July 31, 2009, were $2,280,538, a decrease of 33.8% from the three months ending July 31, 2008 with revenue of $3,447,130, and an increase of 20% from the three months ending July 31, 2007 with revenue of $1,894,679. The modifications segment had an operating profit of $48,319 in the three months ended July 31, 2009, an operating profit of $774,867 in the three months ending July 31, 2008, and $112,972 in the three months ending July 31, 2007.

During the past few years we have seen a significant increase in aircraft camera modification. Several custom engineering projects were completed in fiscal 2009 which accounted for our change in revenue. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership positively impacts our aircraft modification revenues. Although we cannot anticipate the future we must always consider the negative impact of items such as the September 11, 2001 event, increases in fuel prices, and general economic downturns.

Aircraft Acquisitions and Sales: There was no activity in the three months ended July 31, 2008 and July 31, 2009. Management expects this business segment to have limited activity until more favorable economic conditions exist. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Revenue from Avionics for the three months ending July 31, 2009, were $2,273,373, an increase of 161% from the three months ending July 31, 2008 with revenue of $871,249, and an increase of 37% from the three months ending July 31, 2007 with revenue of $1,659,311. The avionics segment had an operating profit of $946,448 in the three months ending July 31, 2009, an operating loss of $41,106 in the three months ending July 31, 2008, and an operating profit of $516,259 in the three months ending July 31, 2007. The increase in operating profit is directly related to the significant increases in revenue. The work in process was approximately $1,324,000 at April 30, 2009 compared to work in process of approximately $887,000 at July 31, 2009. Management expects increased revenue for the fuel system protection devices, when certified, like the TSD, GFI, and other classic aviation and defense products.

Services - SCADA Systems and Monitoring Services: Revenue increased from $381,059 for the three months ended July 31, 2008 to $381,100 for the three months ended July 31, 2009. During the three months ended July 31, 2009, we maintained a relatively level volume of long-term contracts with municipalities. We anticipate increases in revenue from additional lift station rehabilitations over the next three to four years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal 2010. An operating profit of $65,029 in Monitoring Services was recorded for the three months ended July 31, 2009, compared to a profit of $94,527 for the three months ended July 31, 2008, a decrease of 31.2%. We believe the service business has had revenue stability over the past few years and we expect this to continue.

Gaming: Operating profits from management services related to gaming decreased 59% from $254,393 for the three months ended July 31, 2008, to $104,310 for the three months ended July 31, 2009. Decreases in operating profit can be attributed to increased expenses towards gaming developments. Please see information on Boot Hill Casino and Resort at www.boothillcasino.com.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, on site contract management of gaming establishments, flight, and engineering services. Management consulting and professional fees, including revenue related to completed projects, were $432,048 for the three months ended July 31, 2009 and $104,596 for the three months ended July 31, 2008 an increase of 313%. Revenue related to construction projects were approximately $142,800 at July 31, 2009 and zero at July 31, 2008.

Selling, General and Administrative (SG&A): Expenses were $1,685,832, or 27.7% of revenue, for the three months ended July 31, 2009 compared to $1,085,144 or 20.8% of revenue for the three months ended July 31, 2008. Selling, General and Administrative costs increased by $600,688 at July 31, 2009 compared to July 31, 2008. During the three months ended July 31, 2009 we increased expenses related to gaming by approximately $450,000. Payroll and outside professional services increased approximately $100,000 from the prior year.

As we grow, we anticipate that overhead expenses may increase. We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense): Interest expense decreased from $231,036 in the three months ended July 31, 2008 to $120,602 for the three months ended July 31, 2009.

Earnings: Our operating profit for the three months ended July 31, 2009 was $701,325, compared to $656,050 for the three months ended July 31, 2008, an increase of 6.9%. Our net income for the prior three months period ended July 31, 2008 was $318,384. Our net income for the current three months ended July 31, 2009 was $718,020.

Employees: We employed 97 full time and 2 part time employees at July 31, 2009 compared to 90 full time and 2 part time employee at July 31, 2008. None of our employees are currently subject to any collective bargaining agreements.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2010 and beyond.

Other than obligations related to the potential management of a gaming facility in Dodge City, Kansas and the purchase of the JET product line we do not, as of July 31, 2009, have any material commitments for other capital expenditures other than the terms of the Indian Management Agreements should any additional casinos be authorized.

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

Other than obligations related to the management of a gaming facility in Dodge City, Kansas, we do not, as of July 31, 2009, have any material commitments for other capital expenditures other than the terms of the Indian Management Agreements should any additional casinos be authorized. We will need additional funds to complete our planned Indian gaming opportunities.

After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. We expect that our start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issues, or equity issues.

Analysis and Discussion of Cash Flow

During the first quarter of fiscal year 2010 our cash position decreased by $495,148 and can be attributed to the following. Cash used in operating activities was $77,810. We reported net income of $718,020 during the first quarter. Non-cash charges to income for depreciation and amortization were $89,930. Other cash used in operating activities included an increase in accounts receivable of approximately $901,000 and a decrease in customer deposits of $771,304. The change in accounts receivable and deposits by segment was 57% aircraft modification, 27% to Avionics and the remaining increase in accounts receivable of 16% to management and professional services. Accounts payable and accrued liabilities resulted in a net contribution of $494,291. A decrease in prepaid expenses and other current assets resulted in a contribution of $115,792. Inventory decreased by more than $672,000 as a result of the large shipment of products from our Avionics segment and the sale of a home in Junction City, Kansas.

We invested approximately $441,000 towards the purchase of land in Dodge City. During the quarter we sold a portion of the land we purchased during fiscal year 2008 for a gain of 25% or $496,000.

Cash used by financing activities was $1,976,068. We reduced our debt by approximately $2,008,000 and our line of credit by an additional $342,568. Cash provided by financing activities provided $375,000 towards the purchase of land.

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

We have advanced and invested a total of $5,153,174 at July 31, 2009 and at April 30, 2009 in gaming developments. We have reserves of $3,346,623, at July 31, 2009 and at April 30, 2009. We believe it is necessary to establish reserves against the advances because all of the proposed casinos involve legal and government approvals. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

At April 30, 2009 and July 31, 2009, we maintained a reserve of approximately $434,000 for Dodge City gaming developments. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for gaming developments.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see Item 7(a) of our Form 10k for the period ending April 30, 2009.

Item 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q and have determined that such disclosure controls and procedures are effective, based on criteria in Internal Control-Integrated Framework, issued by COSO.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2009.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no material changes in the Company internal controls over financial reporting during the three months ended July31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.

LEGAL PROCEEDINGS.
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

Butler National filed a lawsuit in the United States District Court for the Eastern District of Texas against General Electric in May 2008 and others related to overhaul of two CJ-610 aircraft jet engines. We are seeking in excess of a million dollars. We are aggressively prosecuting the case.  We cannot reliably predict the outcome of this litigation at this time.

As of July 31, 2009, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

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
99

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2009.

The rest of this page is intentionally left blank.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
September 8, 2009 Date	/s/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
September 8, 2009 Date	/s/ Angela D. Shinabargar Angela D. Shinabargar (Chief Financial Officer)
Exhibit Index
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2009.