Form 10-Q
period 2009-10-31
BUTLER NATIONAL CORP
filed 2009-12-08
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
---------------------------------- FORM 10-Q -----------------------------------
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended October 31, 2009
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes __ No X
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 4, 2009 was 55,997,031 shares.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX
PART I FINANCIAL INFORMATION
Item 1	Financial Statements	PAGE NO.
	Condensed Consolidated Balance Sheets - October 31, 2009 and April 30, 2009	3
	Condensed Consolidated Statements of Operations - Three Months ended October 31, 2009 and 2008	4
	Condensed Consolidated Statements of Operations - Six Months ended October 31, 2009 and 2008	5
	Condensed Consolidated Statements of Cash Flows - Six Months ended October 31, 2009 and 2008	6
	Notes to Condensed Consolidated Financial Statements	7-8
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14
Item 3	Quantitative & Qualitative Disclosures about Market Risk	14
Item 4	Controls and Procedures	14-15
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3	Defaults Upon Senior Securities	16
Item 4	Submission of Matters to a Vote of Security Holders	16
Item 5	Other Information	16
Item 6	Exhibits	16-17
Signature		18
Exhibit Index		E-1

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	10/31/09	4/30/09	LIABILITIES AND STOCKHOLDERS' EQUITY	10/31/09	4/30/09
	(unaudited)	(audited)		(unaudited)	(audited)
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$2,311,877	$1,978,038	Bank overdraft payable	$275,028	$100,762
Accounts receivable			Promissory notes payable	276,676	684,608
(net of allowance for doubtful accounts of $111,840	1,308,795	544,025	Current maturities of long-term debt and capital lease
at October 31, 2009 and at April 30, 2009)			obligations	1,793,157	2,775,651
			Accounts payable	393,604	517,483
			Customer deposits	913,324	1,119,958
			Accrued liabilities
Inventories -			Compensation and compensated absences	420,711	573,884
Raw materials	4,899,654	4,817,761	Accrued income tax	439,251	275,000
Work in process	1,160,195	1,765,423	Other	425,600	187,033
Finished goods	1,429,836	1,760,245		--------------	--------------
Aircraft	-	4,819,740	Total current liabilities	4,937,351	6,234,379
	--------------	--------------
	7,489,685	13,163,169	LONG-TERM DEBT AND CAPITAL LEASE, NET
			OF CURRENT MATURITIES	5,209,741	6,345,033
Prepaid expenses and other current assets	147,780	262,026	Other liabilities	109,543	-
	--------------	--------------		--------------	--------------
Total current assets	11,258,137	15,947,258	Total liabilities	10,256,635	12,579,412

PROPERTY, PLANT AND EQUIPMENT:			COMMITMENTS AND CONTINGENCIES
Land and building	3,057,144	4,119,441	STOCKHOLDERS' EQUITY:
Aircraft	4,619,740	-	Preferred stock, par value $5:
Machinery and equipment	2,312,382	2,312,383	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	818,278	818,278	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
	10,811,793	7,254,351	no shares issued and outstanding	-	-
Accumulated depreciation	(3,017,826)	(2,635,360)	$1,000 Class B, 6%, convertible cumulative,
	--------------	--------------	liquidation and redemption value $1,000
	7,793,967	4,618,991	no shares issued and outstanding	-	-
			Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	1,807,150	1,872,121	Authorized 100,000,000 shares
			issued and outstanding 55,997,031 shares at
			at October 31, 2009 and at April 30, 2009	559,970	559,970
ADVANCES FOR GAMING DEVELOPMENTS			Common stock, owed but not issued 278,573 shares
(net of reserves of $3,346,623 at October 31, 2009	1,852,622	1,806,551	at October 31, 2009 and at April 30, 2009	2,786	2,786
and at April 30, 2009)			Capital contributed in excess of par	11,266,482	11,266,482
			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
			Retained earnings	2,858,745	2,121,507
OTHER ASSETS	1,500,742	1,553,236		--------------	--------------
(net of accumulated amortization of $157,482 at			Total stockholders' equity	13,955,983	13,218,745
October 31, 2009 and $104,988 at April 30, 2009)	--------------	--------------		--------------	--------------
Total assets	$24,212,618	$25,798,157	Total liabilities and stockholders' equity	$24,212,618	$25,798,157
	========	========		========	========

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED
	October 31,
	2009		2008

REVENUE
Aircraft / Modifications	$2,384,846		$2,250,919
Avionics / Defense	1,169,012		434,717
Management / Professional Services	856,750		1,370,137
	--------------		--------------
Net Revenue	4,410,608		4,055,773

COST OF SALES
Aircraft / Modifications	1,893,860		2,007,014
Avionics / Defense	780,502		275,240
Management / Professional Services	559,228		868,710
	--------------		--------------
Total Cost of Sales	3,233,590		3,150,964
	--------------		--------------
GROSS PROFIT	1,177,018		904,809

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,064,384		909,788
	--------------		--------------
OPERATING INCOME	112,634		(4,979)

OTHER INCOME (EXPENSE)
Interest expense	(94,524)		(41,223)
Other	1,108		-
Gain on sale of land	-		-
	--------------		--------------
Other income (expense)	(93,416)		(41,223)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	19,218		(46,202)

PROVISION FOR INCOME TAXES	-		-
	--------------		--------------
NET INCOME	$19,218		$(46,202)
	========		========

BASIC EARNINGS PER COMMON SHARE	$.00		$.00
	=========		=========
Shares used in per share calculation	55,397,031		54,769,682
	=========		==========
DILUTED EARNINGS PER COMMON SHARE	$.00	$	N/A
	=========		=========
Shares used in per share calculation	55,501,334		N/A
	=========		=========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	SIX MONTHS ENDED
	October 31,
	2009	2008

REVENUE
Aircraft / Modifications	$4,665,384	$5,698,049
Avionics / Defense	3,442,385	1,305,966
Management / Professional Services	2,371,378	2,255,881
	--------------	--------------
Net Revenue	10,479,147	9,259,896

COST OF SALES
Aircraft / Modifications	3,899,295	4,462,329
Avionics / Defense	1,927,864	1,000,907
Management / Professional Services	1,087,813	1,150,656
	--------------	--------------
Total Cost of Sales	6,914,972	6,613,892
	--------------	--------------
GROSS PROFIT	3,564,175	2,646,004

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,750,217	1,994,932
	--------------	--------------
OPERATING INCOME	813,958	651,072

OTHER INCOME (EXPENSE)
Interest expense	(215,125)	(272,259)
Other	10,372	2,475
Gain on sale of land	496,433	-
	--------------	--------------
Other income (expense)	291,680	(269,784)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,105,638	381,288

PROVISION FOR INCOME TAXES	(368,400)	(109,105)
	--------------	--------------
NET INCOME	$737,238	$272,183
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.00
	=========	=========
Shares used in per share calculation	55,397,031	54,769,682
	=========	==========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.00
	=========	=========
Shares used in per share calculation	55,501,334	54,852,002
	=========	=========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED
	October 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$737,238	$272,183
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation and amortization	434,960	80,854
Amortization (STC)	64,971	133,764
Gain on sale of land	(496,433)	-

Changes in assets and liabilities -
Accounts receivable	(764,770)	756,271
Inventories	1,053,743	(335,431)
Prepaid expenses and other current assets	68,176	(5,759,507)
Accounts payable	50,387	163,434
Customer deposits	(206,633)	(15,162)
Accrued liabilities	249,646	(251,158)
Other liabilities	109,543	-
	--------------	--------------
Cash provided by (used in) operating activities	1,300,826	(4,954,752)
	--------------	--------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(441,270)	(1,089,932)
Proceeds from sale of land	2,000,000	-
	--------------	-------------
Cash provided by (used in) investing activities	1,558,730	(1,089,932)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under promissory notes, net	(407,932)	5,723,810
Borrowings of long-term debt and capital lease obligations	375,000	-
Repayments of long-term debt and capital lease obligations	(2,492,785)	(971,604)
	--------------	--------------
Cash provided by (used in) financing activities	(2,525,717)	4,752,206
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	333,839	(1,292,478)

CASH, beginning of period	1,978,038	2,969,715
	--------------	--------------
CASH, end of period	$2,311,877	$1,677,237
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$210,620	$494,022
Income taxes paid	203,439	284,748

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2009. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2009 are not indicative of the results of operations that may be expected for the year ending April 30, 2010.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years.

2. Accounting Standards Codification: In June 2009, the Financial Accounting Standards Board ("FASB") issued an accounting pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superceded.  The Company adopted this new accounting pronouncement for the quarterly period ended October 31, 2009, as required, and adoption did not have a material impact on the Company's financial statements taken as a whole.

3. Advances for Gaming Developments: We are advancing funds for the establishment of gaming. These funds have been capitalized based on the costs associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of those projects.

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

We have advanced and invested a total of $5,199,245 at October 31, 2009 and $5,153,174 at April 30, 2009 in gaming developments. We have reserves of $3,346,623, at October 31, 2009 and at April 30, 2009. We believe it is necessary to establish reserves against the advances because all of the proposed casinos involve legal and government approvals. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

At April 30, 2009 and October 31, 2009, we maintained a reserve of approximately $434,000 for Dodge City gaming developments. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for gaming developments.

4. Entertainment Development: We had land development purchases totaling approximately $441,270 during the six months ending October 31, 2009. In June 2009 we sold 104 acres of land to BHC Development LC resulting in a gain of approximately $496,000.

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

5. Earnings Per Share: Earnings per common share are based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

6. Research and Development: We invested in research and development activities. The amount invested in the six months ended October 31, 2009 and 2008 was approximately $463,000 and $2,012,375 respectively.

7. Borrowings: At October 31, 2009, the Company had one line of credit totaling $1,000,000. The unused line at October 31, 2009 was $723,324. During the current year these funds were primarily used for the purchase of inventory for the modifications and avionics operations.

At October 31, 2009, there were several notes collateralized by aircraft security agreements totaling $1,238,003. These notes were used for the purchase and modifications of these collateralized aircraft.

There are two notes at a bank totaling $1,853,801 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is in March 2013.

Four notes to a bank were entered into between March and April 2006 for the purchase of a building and several vacant lots in Junction City, Kansas. One note has been paid in full and the remaining notes total $501,849. The construction notes have renewed biannually over the past three years.

We have two notes with a total balance of $988,265 for real estate purchased in Dodge City, Kansas.

One note with a balance of $1,011,582 is collateralized by the first and second position on all assets of the company. This was used as capital for our daily business operations in 2006. There are several other notes collateralized by automobiles and equipment totaling an additional $181,239.

In March 2008 we acquired an avionics product line. As part of this acquisition we have remaining obligations of $1,228,159.

8. Asset Allocation: During the quarter ending October 31, 2009 the aircraft inventory was reallocated as a long term asset. In review of the current economic conditions and its relationship to the current retail and wholesale aircraft markets we have reallocated our aircraft inventory as long term assets beginning August 1, 2009. Depreciation has been calculated over a period of five years.

The rest of this page is intentionally left blank.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REFERENCE TO EXHIBIT 99 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K

Statements made in this report, filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Cautionary Statements and Risk Factors, filed as Exhibit 99 and Item 1A. Risk Factors to the Company's Annual Report on Form 10-K are incorporated herein by reference. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

RESULTS OF OPERATIONS

YEAR TO DATE OCTOBER 31, 2009 COMPARED TO YEAR TO DATE OCTOBER 31, 2008

Our revenue for the six months ended October 31, 2009 was $10,479,147, an increase of 13.2% from the six months ended October 31, 2008 with revenue of $9,259,896. Our operating profit for the six months ended October 31, 2009 was $813,958, compared to $651,072 for the six months ended October 31, 2008, an increase of 25%.

Discussion of the specific changes by operation at each business segment follows (the results of operations are based on pre-corporate allocations):
Aircraft Modifications: Revenue from Aircraft Modifications segment for the six months ending October 31, 2009, was $4,665,384, a decrease of 18.1% from the six months ending October 31, 2008 with revenue of $5,698,049, and an increase of 6.0% from the six months ending October 31, 2007 with revenue of $4,399,214. The modifications segment had an operating profit of $34,636 in the six months ended October 31, 2009, an operating profit of $790,072 in the six months ending October 31, 2008, and $428,865 in the six months ending October 31, 2007. The reallocation of aircraft to a long term asset resulted in additional depreciation expense of approximately $231,000, reducing our operating profit for the quarter ending October 31, 2009.

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

Aircraft Acquisitions and Sales: There was no activity in the six months ended October 31, 2008 and October 31, 2009. During the quarter ending October 31, 2009 the aircraft inventory was reallocated as a long term asset. In review of the current economic conditions and its relationship to the current retail and wholesale aircraft markets we have reallocated our aircraft inventory as long term assets beginning August 1, 2009. Depreciation has been calculated over a period of five years.

Management expects this business segment to have limited activity until more favorable economic conditions exist. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Revenue from Avionics for the six months ending October 31, 2009, was $3,442,385, an increase of 164% from the six months ending October 31, 2008 with revenue of $1,305,966, and an increase of 32% from the six months ending October 31, 2007 with revenue of $2,601,091. The avionics segment had an operating profit of $1,087,879 in the six months ending October 31, 2009, an operating loss of $86,374 in the six months ending October 31, 2008, and an operating profit of $860,040 in the six months ending October 31, 2007. The increase in operating profit is directly related to the significant increases in revenue. The work in process was approximately $1,324,000 at April 30, 2009 compared to work in process of approximately $371,537 at October 31, 2009. Management expects increased revenue for the fuel system protection devices, when certified, like the TSD, GFI, and other classic aviation and defense products.

Services - SCADA Systems and Monitoring Services: Revenue decreased from $940,068 for the six months ended October 31, 2008 to $753,854 for the six months ended October 31, 2009. During the six months ended October 31, 2009, we maintained a relatively level volume of long-term contracts with municipalities. We anticipate increases in revenue from additional lift station rehabilitations over the next three to four years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal 2010. An operating profit of $118,752 in Monitoring Services was recorded for the six months ended October 31, 2009, compared to a profit of $177,093 for the six months ended October 31, 2008, a decrease of 32.9%. We believe the service business has had revenue stability over the past few years and we expect this to continue.

Gaming: Operating profits from management services related to gaming decreased 5.1% from $665,690 for the six months ended October 31, 2008, to $631,604 for the six months ended October 31, 2009. Operating profits decreased by 46.5% as a result of expenses for gaming developments. Please see "Critical Accounting Policies and Estimates - Advances for Gaming Development" below. See information on Boot Hill Casino and Resort at www.boothillcasino.com.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, on site contract management of gaming establishments, flight, and engineering services. Management consulting and professional fees, including revenue related to completed projects, were $985,921 for the six months ended October 31, 2009 and $650,122 for the six months ended October 31, 2008 an increase of 51%. Revenue related to construction projects were approximately $280,700 at October 31, 2009 and $432,020 at October 31, 2008.

Selling, General and Administrative (SG&A): Expenses were $2,750,217, or 26.2% of revenue, for the six months ended October 31, 2009 compared to $1,994,932 or 21.5% of revenue for the six months ended October 31, 2008. Selling, General and Administrative costs increased by $755,586 at October 31, 2009 compared to October 31, 2008. During the six months ended October 31, 2009 we increased expenses related to gaming by approximately $219,000. Depreciation expenses increased by over $357,000. Payroll and outside professional services increased approximately $182,000 from the prior year.

As we grow, we anticipate that overhead expenses may increase. We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense): Interest expense decreased from $272,259 in the six months ended October 31, 2008 to $215,125 for the six months ended October 31, 2009.

Earnings: Our operating profit for the six months ended October 31, 2009 was $813,958, compared to $651,072 for the six months ended October 31, 2008, an increase of 25%. Our net income for the prior six months period ended October 31, 2008 was $272,183. Our net income for the current six months ended October 31, 2009 was $737,238.

Employees: We employed 97 full time and 1 part time employees at October 31, 2009 compared to 89 full time and 3 part time employee at October 31, 2008. None of our employees are currently subject to any collective bargaining agreements.

SECOND QUARTER FISCAL 2009 COMPARED TO SECOND QUARTER FISCAL 2008

Our revenue for the three months ended October 31, 2009 was $4,410,608, an increase of 8.7% from the three months ended October 31, 2008 with revenue of $4,055,773. Our operating profit for the three months ended October 31, 2009 was $112,634, compared to an operating loss of $4,979 for the three months ended October 31, 2008, an increase of $117,612.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Revenue from Aircraft Modifications segment for the three months ending October 31, 2009, was $2,384,846, an increase of 5.9% from the three months ending October 31, 2008 with revenue of $2,250,918, and an increase of 4.7% from the three months ending October 31, 2007 with revenue of $2,504,535. The modifications segment had an operating loss of $13,683 in the three months ended October 31, 2009, an operating profit of $15,205 in the three months ending October 31, 2008, and $343,781 in the three months ending October 31, 2007.

Avionics: Revenue from Avionics for the three months ending October 31, 2009, was $1,169,012, an increase of 169% from the three months ending October 31, 2008 with revenue of $434,718, and an increase of 24% from the three months ending October 31, 2007 with revenue of $941,781. The avionics segment had an operating profit of $141,431 in the three months ending October 31, 2009, an operating loss of $45,268 in the three months ending October 31, 2008, and an operating profit of $343,781 in the three months ending October 31, 2007.

Services - SCADA Systems and Monitoring Services: Revenue decreased from $559,009 for the three months ended October 31, 2008 to $372,754 for the three months ended October 31, 2009. During the three months ended October 31, 2009, we maintained a relatively level volume of long-term contracts with municipalities. We anticipate increases in revenue from additional lift station rehabilitations over the next three to four years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal 2010. An operating profit of $53,724 in Monitoring Services was recorded for the three months ended October 31, 2009, compared to a profit of $82,566 for the three months ended October 31, 2008, a decrease of 35%. We believe the service business has had revenue stability over the past few years and we expect this to continue.

Gaming: Operating profits from management services related to gaming decreased 35.5% from $289,477 for the three months ended October 31, 2008, to $186,667 for the three months ended October 31, 2009. Decreases in operating profit can be attributed to increased expenses towards gaming developments. Please see information on Boot Hill Casino and Resort at www.boothillcasino.com.

Corporate / Professional Services: These services include the architectural services of BCS Design, Inc., arrangements for financing, on site contract management of gaming establishments, flight, and engineering services. Management consulting and professional fees, including revenue related to completed projects, were $553,873 for the three months ended October 31, 2009 and $545,526 for the three months ended October 31, 2008 an increase of 1.5%. Revenue related to construction projects were approximately $137,900 at October 31, 2009 and $432,020 at October 31, 2008.

Other Income (Expense): Interest expense increased from $41,223 in the three months ended October 31, 2008 to 94,523 for the three months ended October 31, 2009.

Earnings: Our operating profit for the three months ended October 31, 2009 was $112,634, compared to a loss of $4,979 for the three months ended October 31, 2008. Our net loss for the prior three months period ended October 31, 2008 was $46,202. Our net income for the current three months ended October 31, 2009 was $19,218.

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

Other than obligations related to the management expense of a gaming facility in Dodge City, Kansas, and the purchase of the JET product line, we do not, as of October 31, 2009, have any material commitments for other capital expenditures other than the terms of the Indian Management Agreements should any additional casinos be authorized. We will need additional funds to complete our planned Indian gaming opportunities.

After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. We expect that our start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issues, or equity issues.

Analysis and Discussion of Cash Flow

During the first six months of fiscal year 2010 our cash position increased by $333,839 and can be attributed to the following. Cash provided by operating activities was $1,300,826. We reported net income of $737,238 during the six months ending October 31, 2009. Non-cash charges to income for depreciation and amortization were $499,931. Other cash provided by operating activities included an increase in accounts receivable of approximately $764,770 and a decrease in customer deposits of $206,633. The change in accounts receivable by segment was 49% aircraft modification, 40% to Avionics and the remaining increase in accounts receivable of 11% to management and professional services. Accounts payable and accrued liabilities resulted in a net contribution of $409,574. A decrease in prepaid expenses and other current assets resulted in a contribution of $68,176. Inventory decreased by more than $1,053,743 as a result of the large shipment of products from our Avionics segment and the sale of a home in Junction City, Kansas.

Cash provided by financing activity was $1,558,730. We invested approximately $441,000 towards the purchase of land in Dodge City. During the six months ending October 31, 2009 we sold a portion of the land we purchased during fiscal year 2008 for $2,000,000.

Cash used by financing activities was $2,525,717. We reduced our debt by approximately $2,492,785 and our line of credit by an additional $407,932. Cash provided by financing activities provided $375,000 towards the purchase of land.

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

Impairment of Goodwill, Other Intangible Assets and Long-lived Assets: The Company assesses our goodwill and other assets for impairment at least annually or whenever events or circumstances indicate the carrying value of that asset may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.

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

Advances for Gaming Developments: We are advancing funds for the establishment of gaming. These funds have been capitalized based on the costs associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of that project.

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

We have advanced and invested a total of $5,199,245 at October 31, 2009 and $5,153,174 at April 30, 2009 in gaming developments. We have reserves of $3,346,623, at October 31, 2009 and at April 30, 2009. We believe it is necessary to establish reserves against the advances because all of the proposed casinos involve legal and government approvals. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

At April 30, 2009 and October 31, 2009, we maintained a reserve of approximately $434,000 for Dodge City gaming developments. We determine annually the amount of any increase in reserves based on our determination of the fair value of assets acquired by our advances for gaming developments.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2009.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no material changes in the Company internal controls over financial reporting as of October 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Butler National filed a lawsuit in the United States District Court for the Eastern District of Texas against General Electric in May 2008 and others related to overhaul of two CJ-610 aircraft jet engines. We are seeking in excess of a million dollars. We are aggressively pursuing the case.  We cannot reliably predict the outcome of this litigation at this time.

As of October 31, 2009, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Our subsidiary, Butler National Service Corporation, filed a lawsuit against Navegante Group, Inc., a company that provides casino-related consulting services, and one of its principals, in the United States District Court for the District of Kansas in September, 2009. Navegante filed a separate lawsuit in the same United States District Court against Butler National Service Corporation in October 2009. Both suits arise from alleged agreements and fees related to the management of the lottery gaming facility in Dodge City, Kansas.  The Navegante complaint alleges damages in excess of $75,000.  The Butler National Service Corporation claims seek damages in excess of $75,000 for breaches of contract and requests declaratory relief that Navegante has no interests or rights in any of the business aspects of the lottery gaming facility in Dodge City.  We are aggressively pursuing our claims and vigorously defending against the Navegante allegations.  We cannot reliably predict the outcome of this litigation at this time.

Item 1A.	RISK FACTORS. There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K for year ended April 30, 2009.
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.
Item 3.	DEFAULTS UPON SENIOR SECURITIES. None.
Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. None.
Item 5.	OTHER INFORMATION. None.
Item 6.	EXHIBITS.
	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
	32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
BUTLER NATIONAL CORPORATION (Registrant)
December 8, 2009 Date	/s/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
December 8 , 2009 Date	/s/ Angela D. Shinabargar Angela D. Shinabargar (Chief Financial Officer)
Exhibit Index
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2009.