Form 10-Q
period 2010-01-31
BUTLER NATIONAL CORP
filed 2010-03-16
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
---------------------------------- FORM 10-Q -----------------------------------
X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended January 31, 2010
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes __ No X
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 5, 2010 was 55,997,031 shares.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX
PART I FINANCIAL INFORMATION
Item 1	Financial Statements	PAGE NO.
	Condensed Consolidated Balance Sheets - January 31, 2010 and April 30, 2009	3
	Condensed Consolidated Statements of Operations - Three Months ended January 31, 2010 and 2009	4
	Condensed Consolidated Statements of Operations - Nine Months ended January 31, 2010 and 2009	5
	Condensed Consolidated Statements of Cash Flows - Nine Months ended January 31, 2010 and 2009	6
	Notes to Condensed Consolidated Financial Statements	7-8
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14
Item 3	Quantitative & Qualitative Disclosures about Market Risk	14
Item 4	Controls and Procedures	14-15
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3	Defaults Upon Senior Securities	16
Item 4	(Removed and Reserved)
Item 5	Other Information	16
Item 6	Exhibits	16-17
Signature		18
Exhibit Index		E-1

BUTLER NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	01/31/10	4/30/09	LIABILITIES AND STOCKHOLDERS' EQUITY	01/31/10	4/30/09
	(unaudited)	(audited)		(unaudited)	(audited)
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$5,872,793	$1,978,038	Bank overdraft payable	$391,800	$100,762
			Promissory notes payable	216,695	684,608
Accounts receivable	2,530,632	544,025	Current maturities of long-term debt and capital lease
(net of allowance for doubtful accounts of $111,840			obligations	1,506,281	2,775,651
at January 31, 2010 and at April 30, 2009)			Accounts payable	744,315	517,483
			Customer deposits	807,403	1,119,958
			Deposits other	1,717,759	-
			Kansas mandated payments	1,266,357	-
Inventories -			Accrued liabilities
Raw materials	4,594,153	4,817,761	Compensation and compensated absences	932,994	573,884
Work in process	951,273	1,765,423	Accrued income tax	362,271	275,000
Finished goods	1,084,138	1,760,245	Other	373,075	187,033
Aircraft	-	4,819,740		--------------	--------------
	--------------	--------------	Total current liabilities	8,318,950	6,234,379
	6,629,564	13,163,169
			LONG-TERM DEBT AND CAPITAL LEASE, NET	4,853,804	6,345,033
Prepaid expenses and other current assets	159,428	262,026	OF CURRENT MATURITIES
	--------------	--------------		--------------	--------------
Total current assets	15,192,417	15,947,258	Total liabilities	13,172,754	12,579,412

PROPERTY, PLANT AND EQUIPMENT:			COMMITMENTS AND CONTINGENCIES
Land and building	3,057,144	4,119,441	STOCKHOLDERS' EQUITY:
Aircraft	4,619,740	-	Preferred stock, par value $5:
Machinery and equipment	2,312,382	2,312,383	Authorized 50,000,000 shares, all classes
Office furniture and fixtures	823,493	818,278	Designated Classes A and B, 200,000 shares
Leasehold improvements	4,249	4,249	$1,000 Class A, 9.8%, cumulative if earned
	--------------	--------------	liquidation and redemption value $100,
	10,817,008	7,254,351	no shares issued and outstanding	-	-
Accumulated depreciation	(3,316,052)	(2,635,360)	$1,000 Class B, 6%, convertible cumulative,
	--------------	--------------	liquidation and redemption value $1,000
	7,500,956	4,618,991	no shares issued and outstanding	-	-
			Common stock, par value $.01:
SUPPLEMENTAL TYPE CERTIFICATES	1,797,272	1,872,121	Authorized 100,000,000 shares
			issued and outstanding 55,997,031 shares at
			at January 31, 2010 and at April 30, 2009	559,970	559,970
ADVANCES FOR GAMING DEVELOPMENTS	1,806,551	1,806,551	Common stock, owed but not issued 278,573 shares
(net of reserves of $3,346,623 at January 31, 2010			at January 31, 2010 and at April 30, 2009	2,786	2,786
and at April 30, 2009)			Capital contributed in excess of par	11,266,482	11,266,482
			Treasury stock at cost (600,000 shares)	(732,000)	(732,000)
			Minority interest	1,360	-
			Retained earnings	3,500,339	2,121,507
OTHER ASSETS	1,474,495	1,553,236		--------------	--------------
(net of accumulated amortization of $183,729 at			Total stockholders' equity	14,598,937	13,218,745
January 31, 2010 and $104,988 at April 30, 2009)	--------------	--------------		--------------	--------------
Total assets	$27,771,691	$25,798,157	Total liabilities and stockholders' equity	$27,771,691	$25,798,157
	========	========		========	========
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED
	January 31,
	2010	2009

REVENUES
Aircraft / Modifications	$3,616,441	$3,009,718
Avionics / Defense	1,100,424	585,488
Management / Professional Services	1,295,536	950,346
Gaming - Boot Hill	2,911,662	-
	--------------	--------------
Net Revenue	8,924,063	4,545,552

COST OF SALES
Aircraft / Modifications	3,028,841	2,303,004
Avionics / Defense	529,739	229,120
Management / Professional Services	787,798	499,081
Gaming - Boot Hill	843,348	-
	--------------	--------------
Total Cost of Sales	5,189,726	3,031,205
	--------------	--------------
GROSS PROFIT	3,734,337	1,514,347

OPERATING EXPENSES MARKETING, GENERAL & ADMINISTRATIVE
Non-Gaming	1,028,687	1,011,607
Gaming - Boot Hill	1,728,333	-
Gain on Sale of Land	-	-
	--------------	--------------
Total Operating Expenses	2,757,020	1,011,607
	--------------	--------------
OPERATING INCOME	977,317	502,740

OTHER INCOME (EXPENSE)
Interest expense	(110,347)	(118,563)
Other	983	3,441
	--------------	--------------
Other income (expense)	(109,364)	(115,122)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	867,953	387,618

PROVISION FOR INCOME TAXES	(225,000)	(110,000)
	--------------	--------------
NET INCOME BEFORE MINORITY INTEREST	642,953	277,618
MINORITY INTEREST GAMING - BOOT HILL	(1,360)	-
	--------------	--------------
NET INCOME	$641,593	$277,618
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.01
	=========	=========
Shares used in per share calculation	55,675,604	54,769,682
	=========	==========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.01
	=========	=========
Shares used in per share calculation	55,790,476	54,844,117
	=========	=========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	NINE MONTHS ENDED
	January 31, 2010
	2010	2009

REVENUES
Aircraft / Modifications	$8,281,825	$8,707,767
Avionics / Defense	4,542,809	1,891,454
Management / Professional Services	3,666,914	3,206,227
Gaming - Boot Hill	2,911,662	-
	--------------	--------------
Net Revenue	19,403,210	13,805,448

COST OF SALES
Aircraft / Modifications	6,928,137	6,765,333
Avionics / Defense	2,457,603	1,230,027
Management / Professional Services	1,875,610	1,649,737
Gaming - Boot Hill	843,348
	--------------	--------------
Total Cost of Sales	12,104,698	9,645,097
	--------------	--------------
GROSS PROFIT	7,298,512	4,160,351

OPERATING EXPENSES MARKETING, GENERAL & ADMINISTRATIVE
Non-Gaming	3,778,904	3,006,539
Gaming - Boot Hill	1,728,333	-
Gain on Sale of Land	(496,433)	-
	--------------	--------------
Total Operating Expenses	5,010,804	3,006,539
	--------------	--------------
OPERATING INCOME	2,287,708	1,153,812

OTHER INCOME (EXPENSE)
Interest expense	(325,472)	(390,822)
Other	11,355	5,916
	--------------	--------------
Other income (expense)	(314,117)	(384,906)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,973,591	768,906

PROVISION FOR INCOME TAXES	(593,400)	(219,105)
	--------------	--------------
NET INCOME BEFORE MINORITY INTEREST	1,380,191	549,801
MINORITY INTEREST GAMING - BOOT HILL	(1,360)	-
	--------------	--------------
NET INCOME	$1,378,831	$549,801
	========	========

BASIC EARNINGS PER COMMON SHARE	$.02	$.01
	=========	=========
Shares used in per share calculation	55,675,604	54,769,682
	=========	==========
DILUTED EARNINGS PER COMMON SHARE	$.02	$.01
	=========	=========
Shares used in per share calculation	55,790,476	54,844,117
	=========	=========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	NINE MONTHS ENDED
	January 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,380,191	$549,801
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation and amortization	759,433	124,447
Amortization (Supplemental Type Certificates)	74,849	133,764
Gain on sale of land	(496,433)	-

Changes in assets and liabilities -
Accounts receivable	(1,986,607)	242,195
Inventories	1,913,865	(223,049)
Prepaid expenses and other current assets	102,598	(306,750)
Accounts payable	517,870	297,231
Customer deposits	(312,554)	(671,509)
Deposits other	1,717,759	-
Accrued liabilities	446,381	(98,813)
Kansas mandated payments	1,266,357	-
Other liabilities	186,042	-
	--------------	--------------
Cash provided by (used in) operating activities	5,569,751	52,317
	--------------	--------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(446,485)	(693,057)
Proceeds from sale of land	2,000,000	-
	--------------	-------------
Cash provided by (used in) investing activities	1,553,515	(693,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under promissory notes, net	(467,913)	172,523
Borrowings of long-term debt and capital lease obligations	375,000	5,681,021
Repayments of long-term debt and capital lease obligations	(3,135,598)	(7,052,304)
	--------------	--------------
Cash provided by (used in) financing activities	(3,228,511)	(1,198,760)
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	3,894,755	(1,839,500)

CASH, beginning of period	1,978,038	2,969,715
	--------------	--------------
CASH, end of period	$5,872,793	$1,130,215
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$330,535	$370,934
Income taxes paid	505,418	284,748

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2009. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2010 are not indicative of the results of operations that may be expected for the year ending April 30, 2010.

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

We have advanced and invested a total of $5,153,174 at January 31, 2010 and $5,153,174 at April 30, 2009 in gaming developments. We have reserves of $3,346,623, at January 31, 2010 and at April 30, 2009. We believe it is necessary to establish reserves against the advances because all of the proposed casinos involve legal and government approvals. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

4. Gaming - Boot Hill: In June 2009 we sold 104 acres of the 389 acres purchased in November 2007 to BHC Development LC for $2,000,000. The 104 acres were developed for the purpose of the Boot Hill Casino and Resort. Since the acquisition in 2007 we have been developing land for the purpose of the casino. The remaining unsold acres consist of a farm house and undeveloped farm land with the appraised value of $415,453.

Butler National Service Corporation, a wholly owned subsidiary of Butler National Corporation, was approved on December 5, 2008 by the State of Kansas as the developer and manager of a casino in the Southwest Gaming Zone located in Dodge City, Kansas.

Butler National Service Corporation, a wholly owned subsidiary of Butler National Corporation entered into an agreement with BHC Development LC, a Topeka, Kansas based development company to construct Phase I of the Boot Hill Casino and Resort. BHC Investment Company, L.C. ("BHCI") is not a related party. Butler National does not own nor do our officers of directors have ownership in BHCI. The Lottery gaming facility known as Boot Hill Casino and Resort was constructed by BHC Development, L.C., a real estate development company. BNSC is the majority owner and BHCI is the minority owner of BHCMC LLC, the Manager of the Boot Hill Casino and Resort for the State of Kansas.

5. Earnings Per Share: Earnings per common share are based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

6. Research and Development: We invested in research and development activities. The amount invested in the nine months ended January 31, 2010 and 2009 was approximately $1,346,293 and $2,501,742 respectively.

7. Borrowings: At January 31, 2010, the Company had one line of credit totaling $1,000,000. The unused line at January 31, 2010 was $783,305. During the current year these funds were primarily used for the purchase of inventory for the modifications and avionics operations.

At January 31, 2010, there were several notes collateralized by aircraft security agreements totaling $1,167,751. These notes were used for the purchase and modifications of these collateralized aircraft.

There are two notes at a bank totaling $1,817,372 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is in March 2013.

Four notes to a bank were entered into between March and April 2006 for the purchase of a building and several vacant lots in Junction City, Kansas. One note has been paid in full and the remaining balance of the three notes is $369,792. The construction notes have renewed biannually over the past three years.

We have two notes with a total balance of $751,576 for real estate purchased in Dodge City, Kansas.

One note with a balance of $960,280 is collateralized by the first and second position on all assets of the company. This was used as capital for our daily business operations in 2006. There are several other notes collateralized by automobiles and equipment totaling an additional $168,313.

In March 2008 we acquired an avionics product line. As part of this acquisition we have remaining obligations of $1,125,000.

9. Asset Allocation: During the quarter ending October 31, 2009 the aircraft inventory was reallocated as a long term asset. In review of the current economic conditions and its relationship to the current retail and wholesale aircraft markets we have reallocated our aircraft inventory as long term assets beginning August 1, 2009. Depreciation is calculated over the life of five years.

The rest of this page is intentionally left blank.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REFERENCE TO EXHIBIT 99 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K

Statements made in this report, filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Cautionary Statements and Risk Factors, filed as Exhibit 99 and Item 1A. Risk Factors to the Company's Annual Report on Form 10-K for the year ended April 30, 2009 are incorporated herein by reference. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

RESULTS OF OPERATIONS

YEAR TO DATE JANUARY 31, 2010 COMPARED TO YEAR TO DATE JANUARY 31, 2009

Our revenue for the nine months ended January 31, 2010 was $19,403,210, an increase of 40.5% from the nine months ended January 31, 2009 with revenue of $13,805,448. Our operating profit for the nine months ended January 31, 2010 was $2,287,708, compared to $1,153,812 for the nine months ended January 31, 2009, an increase of 98.2%. Approximately $496,000 of the operating profit can be attributed to the sale of land in Dodge City, Kansas.

Discussion of the specific changes by operation at each business segment follows (the results of operations are based on pre-corporate allocations):

Aircraft Modifications: Revenue from Aircraft Modifications segment for the nine months ending January 31, 2010, was $8,281,825, a decrease of 4.9% from the nine months ending January 31, 2009 with revenue of $8,707,767, and an increase of 28.3% from the nine months ending January 31, 2008 with revenue of $6,453,348. The modifications segment had an operating profit of $578,491 in the nine months ended January 31, 2010, an operating profit of $1,295,495 in the nine months ending January 31, 2009, and $743,070 in the nine months ending January 31, 2008. The reallocation of aircraft to a long term asset resulted in additional depreciation expense of approximately $462,000, reducing our operating profit for the nine months ending January 31, 2010.

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

Aircraft Acquisitions and Sales: There was no activity in the nine months ended January 31, 2009 and January 31, 2010. During the quarter ending October 31, 2009 the aircraft inventory was reallocated as a long term asset. In review of the current economic conditions and its relationship to the current retail and wholesale aircraft markets we have reallocated our aircraft inventory as long term assets beginning August 1, 2009. Depreciation is calculated over the useful life of five years.

Management expects this business segment to have limited activity until more favorable economic conditions exist. FAA required modifications to the business aircraft fleet may increase customer demand for company owned aircraft.

Avionics: Revenue from Avionics for the nine months ending January 31, 2010, was $4,542,809, an increase of 140% from the nine months ending January 31, 2009 with revenue of $1,891,454, and an increase of 20% from the nine months ending October 31, 2008 with revenue of $3,774,502. The avionics segment had an operating profit of $1,483,391 in the nine months ending January 31, 2010, $52,827 for the nine months ending January 31, 2009, and $1,097,930 for the nine months ending January 31, 2008. The increase in operating profit is directly related to the significant increases in revenue. The work in process was approximately $1,324,000 at April 30, 2009 compared to work in process of approximately $90,000 at January 31, 2010. Management expects increased revenue for the fuel system protection devices, when certified, like the TSD, GFI, and other classic aviation and defense products.

Services - SCADA Systems and Monitoring Services: Revenue decreased from $1,376,970 for the nine months ended January 31, 2009 to $1,186,115 for the nine months ended January 31, 2010. During the nine months ended January 31, 2010, we maintained a relatively level volume of long-term contracts with municipalities. We anticipate increases in revenue from additional lift station rehabilitations over the next three to four years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal 2010. An operating profit of $225,787 in Monitoring Services was recorded for the nine months ended January 31, 2010, compared to a profit of $241,464 for the nine months ended January 31, 2009, a decrease of 6.5%. We believe the service business has had revenue stability over the past few years and we expect this to continue.

Corporate / Professional Services: Services in this segment include the architectural services of BCS Design, Inc., activities related to gaming and other real estate development, on site contract management of gaming establishments, and engineering consulting services.

During the nine months ended January 31, 2010 and 2009 revenues consisting of architectural services and revenues related to completed construction projects were $1,609,027 for the nine months ended January 31, 2010 and $899,816 for the nine months ended January 31, 2009. Operating projects related to architectural and construction projects increased $346,502 for the nine months to a profit of $138,893 at January 31, 2010 from an operating loss of $207,609 for the nine months ending January 31, 2009.

Revenues related to gaming and other real estate development, on site contract management of gaming establishments for the nine months ended January 31, 2010 was $871,771 compared to $929,440 for the nine months ended January 31, 2009, a decrease of 6.2%. Operating profits from management services related to gaming increased $111,380 from $786,126 for the nine months ended January 31, 2009, to $897,506 for the nine months ended January 31, 2010. Additional operating profits of $496,433 can be attributed to the sale of 104 acres of property developed for a casino in Dodge City, Kansas. We incurred additional expenses of approximately $330,000 towards consulting and management services during the nine months ended January 31, 2010.

Gaming - Boot Hill: Boot Hill opened for business on December 15, 2009. In the 48 days since opening we had gross revenues of $5,616,836. Kansas mandated taxes and distributions of 52.8% reduced our gross revenue by $2,705,174 leaving a net revenue of $2,911,662. Profits for the 48 days were $339,981.

Selling, General and Administrative (SG&A): Expenses were $5,507,237, or 28.4% of revenue, for the nine months ended January 31, 2010 compared to $3,006,539 or 21.8% of revenue for the nine months ended January 31, 2009. Of these costs $1,728,333 were directly related to Boot Hill and approximately $350,000 of additional consulting and payroll expense were directly related to the gaming developments. Selling, General and Administrative costs increased by $2,500,698 for the nine months ending January 31, 2010 compared to the nine months ended January 31, 2009.

As we grow, we anticipate that overhead expenses may increase. We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense): Interest expense decreased from $390,822 in the nine months ended January 31, 2009 to $325,472 for the nine months ended January 31, 2010.

Earnings: Our operating profit for the nine months ended January 31, 2010 was $2,287,708, compared to $1,153,812 for the nine months ended January 31, 2009, an increase of 98.2%. Approximately $496,000 of the operating profit can be attributed to the sale of land in Dodge City, Kansas.

Consolidated Net Income: As a result of the factors described above, our net income for the nine months ended January 31, 2010 was $1,480,191 compared to $549,801 for the nine months ended January 31, 2009 an increase of $930,390 or 169%. The increase of net income before taxes from January 31, 2009 to January 31, 2010 was $1,204,685 of which casino operations contributed 28% of the net income.

Employees: We employed 96 full time and 1 part time employees at January 31, 2010 compared to 96 full time and 2 part time employees at January 31, 2009. None of our employees are currently subject to any collective bargaining agreements.

THIRD QUARTER FISCAL 2010 COMPARED TO THIRD QUARTER FISCAL 2009

Our revenue for the three months ended January 31, 2010 was $8,924,063, an increase of 96.3% from the three months ended January 31, 2009 with revenue of $4,545,552. Our operating profit for the three months ended January 31, 2010 was $977,317, compared to $502,740 for the three months ended January 31, 2009, an increase of $474,577.

Discussion of the specific changes by operation at each business segment follows:

Aircraft Modifications: Revenue from Aircraft Modifications segment for the three months ending January 31, 2010, was $3,616,441, an increase of 20.2% from the three months ending January 31, 2009 with revenue of $3,009,718, and an increase of 76% from the three months ending January 31, 2008 with revenue of $2,054,134. The modifications segment had an operating profit of $543,854 in the three months ended January 31, 2010, an operating profit of $505,423 in the three months ending January 31, 2009, and $314,205 in the three months ending January 31, 2008.

Avionics: Revenue from Avionics for the three months ending January 31, 2010, was $1,100,424, an increase of 88% from the three months ending January 31, 2009 with revenue of $585,488, and a decrease of 6% from the three months ending January 31, 2008 with revenue of $1,173,411. The avionics segment had an operating profit of $393,512 in the three months ending January 31, 2010, compared to $139,201 in the three months ending January 31, 2009, and $237,889 in the three months ending January 31, 2008.

Services - SCADA Systems and Monitoring Services: Revenue decreased from $436,902 for the three months ended January 31, 2009 to $432,262 for the three months ended January 31, 2010. During the three months ended January 31, 2010, we maintained a relatively level volume of long-term contracts with municipalities. We anticipate increases in revenue from additional lift station rehabilitations over the next three to four years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal 2010. An operating profit of $107,035 in Monitoring Services was recorded for the three months ended January 31, 2010, compared to a profit of $64,371 for the three months ended January 31, 2009, an increase of 66%. We believe the service business has had revenue stability over the past few years and we expect this to continue.

Corporate / Professional Services: Services in this segment include the architectural services of BCS Design, Inc., activities related to gaming and other real estate development, on site contract management of gaming establishments, and engineering consulting services.

During the quarter ended January 31, 2010 and 2009 revenues consisting of architectural services and revenues related to completed construction projects were $623,107 for the quarter ended January 31, 2010 and $249,694 for the quarter ended January 31, 2009, $421,400 of the additional revenue is attributed to the sale of three homes in Junction City, Kansas. Operating loss related to architectural and construction projects decreased $21,801 to a loss of $39,901 at January 31, 2010 from an operating loss of $61,702 for the quarter ending January 31, 2009.

Revenues related to gaming and other real estate development, on site contract management of gaming establishments for the quarter ended January 31, 2010 was $240,167 compared to $263,751 for the quarter ended January 31, 2009, a decrease of 8.9%. Operating profits from management services related to gaming decreased $132,160 from $242,256 for the quarter ended January 31, 2009, to $110,096 for the quarter ended January 31, 2010. We incurred additional expenses of approximately $110,000 towards consulting and management services during the quarter ended January 31, 2010.

Gaming - Boot Hill: Boot Hill opened for business on December 15, 2009. In the 48 days since opening we had gross revenues of $5,616,836. Kansas mandated taxes and distributions of 52.8% reduced our gross revenue by $2,705,174 leaving a net revenue of $2,911,662. Profits for the 48 days were $339,981.

Selling, General and Administrative: Expenses were $2,757,020 or 31% of revenue for the quarter ended January 31, 2010 compared to $1,011,607 or 22% of revenue for the quarter ended January 31, 2009. Selling, General and Administrative costs increased by $1,745,413 for the quarter ended January 31, 2010 compared to the quarter ended January 31, 2009, $1,728,333 of the additional costs were directly related to Boot Hill.

Other Income (Expense): Interest expense decreased from $118,563 in the three months ended January 31, 2009 to $110,347 for the three months ended January 31, 2010.

Earnings: Our operating profit for the three months ended January 31, 2010 was $977,317, compared to a profit of $502,740 for the three months ended January 31, 2009, an increase of 94.4% of which 72% of this increase in operating profits for the quarter can be attributed to casino operations.

Consolidated Net Income: As a result of the factors described above, our net income for the three months ended January 31, 2010 was $742,953 compared to $277,618 for the three months ended January 31, 2009, an increase of $463,335 or 168%. The increase of net income before taxes was $480,335 of which $339,981 can be attributed to casino operations.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2010 and beyond.

Obligations related to the gaming facility in Dodge City, Kansas (the Boot Hill Casino and Resort) are expected to be the lease payments by a new subsidiary BHCMC, L.L.C. ("BHCMC") related to a build-to-suit lease agreement for the turn-key casino. BNSC and BHC Investment Company, L.C. ("BHCI") will jointly own BHCMC. BHC Investment Company, L.C. is not a related party. Butler National does not own nor do our officers or directors have ownership in BHCI. Initially, BHCMC is planned to be owned 99.6% by BNSC and 0.4% by BHCI. BHCI has the option to purchase an additional 39.6% of BHCMC to complete the ownership at 60% BNSC and 40% BHCI. The BHCI option expires December 14, 2014. BHCI ownership is subject to background investigation by the Kansas Gaming and Racing Commission.

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC require the completion of an addition to the Boot Hill Casino and Resort to open in late 2013. Funding for this expansion is expected to come from operations and additional debt secured by the Boot Hill Casino and Resort.

Other than obligations related to the management expense of Boot Hill, and the purchase of the JET product line, we do not, as of January 31, 2010, have any material commitments for other capital expenditures other than the terms of the Indian Management Agreements should any additional casinos be authorized. We will need additional funds to complete our planned Indian gaming opportunities.

After a few gaming facilities become operational, gaming operations will generate additional working capital for the start up and construction of other gaming facilities. We expect that our start up and construction financing of gaming facilities will be replaced by other financial lenders, long term financing through debt issues, or equity issues.

Analysis and Discussion of Cash Flow

During the first nine months of fiscal year 2010 our cash position increased by $3,894,755. This increase is attributed to the following. Cash provided by operating activities was $5,569,751. We reported net income of $1,380,191 during the first nine months. Non-cash charges to income for depreciation and amortization were $834,282. Other cash used in operating activities included an increase in accounts receivable of $1,913,865 and a decrease in customer deposits of $312,554. The changes in accounts receivable by segment were 46% Aircraft Modification, 25% Avionics, 25% Gaming - Boot Hill, and 4% Management and Professional Services. We received deposits from BHC Development totaling $1,717,759 towards the option to purchase additional ownership in Boot Hill Casino and Resort. Accounts payable and accrued liabilities and other liabilities resulted in a net contribution of $2,416,550, of which $2,058,728 was related to Boot Hill, approximately $1,300,000 were the State of Kansas mandated expenses and $522,000 were accrued Boot Hill payroll expense. A decrease in prepaid expenses and other current assets resulted in a contribution of $102,598. Inventory decreased by more than $1,913,865 as a result of the large shipment of products from our Avionics segment lowering inventory by $1,289,360 and the sale of new homes in Junction City, Kansas for the nine months lowering inventory by $645,216. In June 2009 we sold developed casino land in Dodge City, with a cost of $1,503,567.

Cash provided by financing activity was $1,553,515. We invested approximately $441,000 towards the purchase of land in Dodge City, Kansas. During the nine months ending January 31, 2010 we sold approximately 100 acres of property developed towards the casino in Dodge City, Kansas for approximately $2,000,000.

Cash used by financing activities was $3,238,511. We reduced our debt by approximately $3,136,000 and our line of credit by an additional $468,000. Cash provided by financing activities provided $375,000 towards the purchase of land.

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

The net revenue from Gaming - Boot Hill is the net management fee revenue after State mandated payments.

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

We have advanced and invested a total of $5,153,174 at January 31, 2010 and $5,153,174 at April 30, 2009 in gaming developments. We have reserves of $3,346,623, at January 31, 2010 and at April 30, 2009. We believe it is necessary to establish reserves against the advances because all of the proposed casinos involve legal and government approvals. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

Changing Prices and Inflation

We experienced little pressure from inflation. The majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We currently anticipate material costs, fuel costs and possibly interest rates to rise in fiscal 2010 and 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see Item 7(a) of our Form 10-K for the period ending April 30, 2009.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2010.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no material changes in the Company internal controls over financial reporting as of January 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.

LEGAL PROCEEDINGS.
A lawsuit was filed in the United States District Court for the District of Kansas by the State of Kansas against us, the United States, the Business Committee members of the Miami Tribe and others on October 14, 1999, challenging the determination by the National Indian Gaming Commission ("NIGC") and the United States District Court for the District of Kansas that the Miami Princess Maria Reserve No. 35 is Indian land for the purposes of gaming under the Indian Gaming Regulatory Act. The State of Kansas requested an order by the Court preventing further development of gaming on the Indian land.

The question in the case has been remanded to the NIGC for further review. The Bureau of Indian Affairs ("BIA") has issued a negative opinion concerning jurisdiction over the land. An interim lawsuit was filed to protect rights related to the opinion and the federal court of appeals dismissed the lawsuit as premature. The NIGC has not made a further determination on the question. The Miami Tribe expects to eventually receive a favorable determination. We cannot reliably predict the outcome of the case.

Butler National filed a lawsuit in the United States District Court for the Eastern District of Texas against General Electric in May 2008 and others related to the overhaul of two CJ-610 aircraft jet engines. We are seeking in excess of a million dollars. We are aggressively pursuing the case.  We cannot reliably predict the outcome of this litigation at this time.

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

As of January 31, 2010, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS. There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K for year ended April 30, 2009.
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.
Item 3.	DEFAULTS UPON SENIOR SECURITIES. None.
Item 4.	(REMOVED AND RESERVED)
Item 5.	OTHER INFORMATION. None.
Item 6.	EXHIBITS.
	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
	32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
BUTLER NATIONAL CORPORATION (Registrant)
March 16, 2010 Date	/s/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
March 16, 2010 Date	/s/ Angela D. Shinabargar Angela D. Shinabargar (Chief Financial Officer)
Exhibit Index
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2009.