Form 10-K
period 2010-04-30
BUTLER NATIONAL CORP
filed 2010-07-28
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One) [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended April 30, 2010 or
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company. Yes [ ] No [X]

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity of the Registrant was approximately $16,091,276 at July 16, 2010, when the average bid and asked prices of such stock was $0.35.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of July 16, 2010, was 56,562,698 shares.
DOCUMENTS INCORPORATED BY REFERENCE: NONE
This Form 10-K consists of 76 pages (including exhibits). The index to exhibits is set forth on pages 39-41.
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
Current Activities. Our current product lines and services include:

Aircraft Modifications - principally includes the modification of customer and company owned business-size aircraft from passenger to freighter configuration, addition of aerial photography capability, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault Falcon aircraft along with other specialized modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon"). In March 2008, Butler National Corporation, through its subsidiary Avcon Industries, Inc. acquired the JET autopilot product line for the Classic Learjets. The Company plans a transition of the acquisition to continue the service and support of all customers operating the JET autopilot and related equipment in the near future. In the interim period the company has extended an agreement for transition services until the FAA approves the new circuit boards.

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

Gaming - principally includes business management services and advances to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. The Boot Hill Casino and Resort commenced operations on December 15, 2009. We provide management services through our subsidiary BHCMC, LLC, a Kansas limited liability company jointly owned by BNSC and BHC Investment Company, L.C. (BHCI). BHCI is not a related party. Currently BHCMC, LLC is owned 99.6% by BNSC and 0.4% by BHCI. BHCI has the option to purchase an additional 39.6% of BHCMC to complete the ownership at 60% BNSC and 40% BHCI. BHCI ownership is subject to background investigation by the Kansas Gaming and Racing Commission. We provide these management services and advances through our subsidiary, Butler National Service Corporation ("Management Services", "Gaming" or "BNSC").

Assets as of April 30, 2010 and Revenue for the year ended April 30, 2010.
Industry Segment	Assets	Revenue
Aircraft Modifications	20.33%	41.4%
Avionics	14.42%	16.9%
Gaming	26.72%	30.7%
Monitoring Services	3.24%	4.9%
Corporate / Professional Services	35.29%	6.1%
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

Licensing and Regulation under State Law: Our present and future stockholders are and will continue to be subject to review by regulatory agencies. Gaming licenses and/or background investigations ("License") may be required in connection with our management of a State of Kansas owned Lottery Gaming Facility (a casino) and/or a Class III Indian casino on Indian land within the territorial boundaries of the State of Kansas. Our management personnel, Butler National Corporation and/or the managing subsidiaries, the key personnel of all entities, and if applicable the appropriate Indian Tribe may be required to have gaming Licenses for Class III gaming and/or a Lottery Gaming Facility gaming in the respective location prior to conducting operations. The failure of the Company or the key personnel to obtain or retain Licenses could have a material adverse effect on the Company or on its ability to obtain or retain Licenses in other jurisdictions. A State Gaming Agency has broad discretion in granting, renewing and revoking Licenses. Obtaining such Licenses and approvals will be time consuming and cannot be assured.

The State of Kansas approved state owned Lottery Gaming Facilities, pari-mutuel dog and/or horse racing for non-Indian organizations. The State of Kansas operates a state lottery, keno games, and operates state owned Lottery Gaming Facilities for the benefit of the State. The Lottery Gaming Facility management contract approval process requires that any entity or person owning one-half of one percent (0.5%) of the ownership interest of the management company must be found suitable to satisfactorily pass a background investigation by the State of Kansas.

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

On December 11, 2008, Butler National Corporation reported the Kansas Racing and Gaming Commission approved the contract and the results of the background investigation of its wholly-owned subsidiary Butler National Service Corporation to develop and manage a casino in the Southwest Gaming Zone located in Dodge City, Kansas. These actions cleared the project to begin in Dodge City. The new casino opened to the public December 15, 2009.

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

Financial Information about Industry Segments
Information with respect to our industry segments are found at Note 10 of Notes to Consolidated Financial Statements for the three year period ended April 30, 2010.
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

In April 2008 we acquired the L-3 "JET" product line. This acquisition allows us to support our Classic Aviation customers. In fiscal 2010, the "JET" product sales provided 6.6% of our aircraft modification revenue.

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
We have in the ordinary course of business received purchase orders from the aircraft avionics upgrade suppliers for products with scheduled shipment dates into fiscal year 2012. However, should these customers financially reorganize or for some other reason decide not to accept shipment against these orders, we could suffer significant loss of revenue in the avionics division.

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

Boeing 737 Classic Aircraft: We also designed a Butler National Transient Suppression Device ("TSD") for Boeing 737 Classic Aircraft. On January 14, 2003, the B737 TSD was approved and certified by the Federal Aviation Administration ("FAA") under STC number ST01160SE. TSDs are sold to the owners and/or operators of Boeing 737 Classic aircraft with an analog Fuel Quantity Indicating System ("FQIS"). The TSD is one solution to the requirements of AD 99-03-04 issued by the FAA to protect the aircraft fuel tanks from hazardous energy levels introduced through the wiring of the FQIS. As a result of the TWA 800 accident in July 1996, the industry had until March 9, 2003 to comply with AD 99-03-04. All aircraft returned to service after that date must be in compliance.

We started shipping the Butler National Boeing 737 TSD in February 2003. We continue to provide TSD protection for the Boeing 737 Classic aircraft being returned to service. The FAA continued airworthiness provisions require that the TSD be returned to us for inspection after six (6) years or thirty-thousand (30,000) hours in service.

Aircraft Fuel System Safety: The FAA issued a Special Federal Aviation Requirement ("SFAR") No. 88 titled "Fuel Tank System Fault Tolerance Evaluation Requirements" applicable to turbine-powered aircraft certified to carry 30 or more passengers or a certified payload capacity of 7,500 pounds or more. SFAR-88 has now become part of the fuel system safety regulations. When fully implemented by the FAA, we believe that potential regulations may open a market for Butler National designed TSD products to many more aircraft than the Boeing 747 and 737 Classics. One aspect of these regulations require protection for auxiliary fuel tanks. We used the basis from the 737 and 747 TSD designs to develop a TSD for auxiliary fuel tanks. We are actively working to manufacture TSDs to satisfy this market need.

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

Butler National Service Corporation continues to consider obtaining the required licenses for the opening and operation of other potential gaming establishments. BNSC is governed by the law and regulations of the Indian Gaming Regulatory Act of 1988 and the state laws as they may apply to Indian gaming.

Stables Casino: We have a signed Management Agreement with the Modoc Tribe. A Class III Indian Gaming Compact for The Stables has been approved by the State of Oklahoma and by the Assistant Secretary, Bureau of Indian Affairs for the U.S. Department of the Interior. The Compact was published in the Federal Register on February 6, 1996, and is, therefore, deemed effective. The initial Compact authorized Class III (Off-Track Betting "OTB") along with Class II (high stakes bingo) at an Indian land location within the boundaries of the City of Miami, Oklahoma. The Stables opened in September 1998.

We are providing consulting and construction management services for the development of the facility and manage the joint-venture operation for the tribes. The Stables facility was expanded in April 2002 to approximately 30,000 square feet and is located directly south of the Modoc Tribal Headquarters building in Miami, Oklahoma. The complex contains Class III off-track betting windows, Class III gaming machines, Class III table games, Class II bingo machines, a bar, and a restaurant. Our Management Agreement was approved by the NIGC on January 14, 1997. The Oklahoma Class III compact for off-track betting was approved in 1996 and the Oklahoma Class III compact for full casino gaming was approved June 1, 2005. The Miami and the Modoc Tribes have agreed to amend the agreement to extend the expiration date through September 2013 and to maintain the management fee at 20% of the profits. At the end of the initial contract term, the Stables had fully paid all advances by Butler National related to the construction of the Stables. The amendment to the agreement was approved by the NIGC. While the joint venture agreement between the Miami Tribe and the Modoc Tribe expired in October of 2009, the Modoc Tribe continues to engage Butler National Service Corporation pursuant to the management agreement to provide professional management services for The Stables Casino.

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

This action by the Kansas Legislature could provide substantial tourism revenue especially in destinations like historic Boot Hill in Ford County and Western Wyandotte County.

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

The Boot Hill Casino and Resort is designed to enhance and re-create the world famous 1879-1880's experience near the historic Boot Hill destination in Dodge City, Kansas. A State of Kansas research study of casino revenue in the Dodge City destination market, range from $40 million to $60 million per year. The Boot Hill Casino and Resort is designed to enhance and re-create the world famous 1879-1880's experience near the historic Boot Hill destination in Dodge City, Kansas. Phase I of the development required an expenditure in excess of $50 million. Phase II of the development is planned to be complete in 2012 at an estimated cost is of approximately $38 million.

The Boot Hill Casino and Resort commenced operations on December 15, 2009. We provide management services through our subsidiary BHCMC, LLC, a Kansas limited liability company jointly owned by BNSC and BHC Investment Company, L.C. (BHCI). BHCI is not a related party. Currently BHCMC, LLC is owned 99.6% by BNSC and 0.4% by BHCI. BHCI has the option to purchase an additional 39.6% of BHCMC to complete the ownership at 60% BNSC and 40% BHCI. BCHI ownership is subject to background investigation by the Kansas Gaming and Racing Commission.

Total Butler National investments related to Kansas Gaming assets at April 30, 2010 was $1,342,494 and $2,353,203 at April 30, 2009. The $1,010,709 reduction in investments was a result of the sale of 104 acres of land to BHC Development under the build-to-suit agreement with BHC Development.

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

Backlog: Our backlog as of April 30, 2010, 2009, and 2008, was as follows:

Industry Segment	2010	2009	2008
Aircraft Modifications	$ 4,189,653	$ 6,018,620	$ 3,629,343
Avionics	2,039,510	4,067,592	3,504,013
Services - Monitoring Services	1,192,481	967,671	1,205,191
Corporate / Professional Services	50,000	143,444	211,351
	--------------	--------------	--------------
Total backlog	$7,471,644	$11,197,327	$8,549,898

Our backlog as of July 16, 2010 totaled $12,850,517; consisting of $9,375,517, $2,200,000, $1,200,000, and $75,000 respectively, for Aircraft Modifications, Avionics, Monitoring Services, and Corporate / Professional Services The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. The backlog includes orders to be delivered after fiscal year 2011 in the amount of $2,844,663. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.

Employees: We employed 89 full time and 3 part time employees on April 30, 2010 compared to 97 full time and 3 part time employee on April 30, 2009. As of July 16, 2010, our staffing is 89 full time and 3 part time employees. Our staffing at Boot Hill Casino & Resort at July 16, 2010 is 237 full time employees and 28 part time employees. None of our employees are subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and Export Sales: International sales are made through authorized installation centers and direct to foreign customers to be completed and included in domestic operations. The sales to our customers outside the U.S. consisted of approximately $3,169,000 in the year ended April 30, 2010, $3,008,000 in the year ended April 30, 2009, and $1,466,714 in the year ended April 30, 2008. Sales from international operations are subject to changes in domestic and foreign laws, regulations and controls. All sales are made in U.S. dollars.

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

National Economy and Financing:
The recent downturn and in the national economy, the volatility and disruption of the capital and credit markets and adverse changes in the global economy could negatively impact our financial performance and our ability to access financing.

The recent severe economic downturn and adverse conditions in the local, regional, national and global markets have negatively affected our operations, and may continue to negatively affect our operations in the future. During periods of economic contraction such as the current period, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. Gaming and Aviation activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending and adversely affect our operations.

Acts of terrorism and war, natural disasters and severe weather may negatively impact our future profits.

Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. We cannot predict the extent to which terrorism, security alerts or war, or hostilities throughout the world will continue to directly or indirectly impact our business and operating results. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. Given current conditions in the global insurance markets, we are substantially uninsured for losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect our properties, we would likely be adversely impacted.

In addition, natural disasters such as major fires, floods, tornados, hurricanes and earthquakes could also adversely impact our business and operating results. Such events could lead to the loss of use of one or more of the facilities for which we provide management services for an extended period of time and disrupt our ability to attract customers to certain of our gaming facilities. If any such event were to affect our properties, we would likely be adversely impacted.

In most situations, we have insurance that should provide coverage for portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is beyond our control.

Key Personnel: Our inability to retain key personnel may be critical to our ability to achieve our objectives. Key personnel are particularly important in maintaining relationships with Indian Tribes and with the operations licensed by the FAA, State of Kansas and the NIGC. Loss of any such personnel could have a materially adverse effect on the Company.

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

The State of Kansas has approved state-owned Lottery Gaming Facilities, pari-mutuel dog and/or horse racing for non-Indian organizations. The State of Kansas operates a state lottery, keno games, and plans to operate state-owned Lottery Gaming Facilities for the benefit of the State. The Lottery Gaming Facility management contract approval process requires that any entity or person owning one-half of one percent (0.5%) of the ownership interest of the management company must be found suitable to be an owner by the State of Kansas. The Kansas Supreme Court announced its ruling affirming the constitutionality of the Kansas Expanded Lottery Act (KELA) as the law was enacted. There can be no assurances that other constitutionality challenges will not occur.

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

Butler National Aircraft Certification Center is located at One Aero Plaza, New Century, Kansas in a 1,000 square foot plus three hangar spaces with a month to month lease at the New Century Airport in New Century, Kansas. The expected annual rent is approximately $75,000.

Services: Butler National Services, Inc. has its principal offices at 2772 NW 31st Ave, Ft. Lauderdale, Florida at an annual rent of approximately $46,000.

Gaming: Butler National Services Corporation through its subsidiary, BHCMC, LLC rents real property, improvements and equipment at 4000 W. Comanche in Dodge City, Kansas of approximately 60,000 square feet related to the Boot Hill Casino and Resort facility at an annual rent of approximately $6,060,000.

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

Item 3. LEGAL PROCEEDINGS

The management agreement with the Miami Tribe of Oklahoma concerning the Maria Christiana Miami Reserve No. 35 that has been the subject of litigation since 1996 may be resubmitted to the National Indian Gaming Commission for approval.  We cannot reliably predict the outcome of any further submissions to the NIGC or possible subsequent litigation.

Butler National Service Corporation and BHCMC, LLC filed a lawsuit on September 4, 2009 in the United States District Court for the District of Kansas against Larry J. Woolf and Navegante, Inc. a Las Vegas based consulting firm for damages for failing to perform and defective performance related to a written and executed consulting agreement. In October of 2009, Navegante filed a lawsuit with the District Court against Butler National Service Corporation, seeking damages for breach of an alleged oral agreement to provide management services. Navegante has alleged damages in excess of $75,000. Butler National Service Corporation denies the Navegante allegations and is vigorously defending the matter. Butler National Service Corporation is pursuing the recovery of its damages for breaches of contract.

A lawsuit was filed on January 2009 by individuals with relationships to two pilots in the United States District Court for the District of Kansas against our subsidiary Avcon Industries, Inc. alleging among other things, the failure to maintain a Learjet Model 24 that impacted the ground in Mexico.  Avcon responded to inquiries from the attorney showing no maintenance relationships to the airplane involved in the incident, and Avcon was subsequently dismissed from the lawsuit on August 21, 2009.

Butler National filed a lawsuit in the United States District Court for the Eastern District of Texas against General Electric in May 2008 and others related to overhaul of two CJ-610 aircraft jet engines. We are aggressively prosecuting the case.  We cannot reliably predict the outcome of this litigation at this time.

As of July 16, 2010, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS (Removed and Reserved)

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

The range of the high and low bid prices per share of the our common stock, for fiscal years 2010 and 2009, as reported by NASDAQ, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2010		Year Ended April 30, 2009
	Low	High	Low	High
First Quarter	$.190	$.440	$.350	$.580
Second Quarter	$.210	$.380	$.210	$.550
Third Quarter	$.260	$.450	$.180	$.330
Fourth Quarter	$.330	$.480	$.130	$.240
  Holders: The approximate number of holders of record of our common stock, as of July 16, 2010, was 2,900. The price of the stock as of July 16, 2010 was approximately $0.35 per share.
  Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:
As of July 16, 2010 there were no Convertible Preferred shares or Convertible Debenture notes outstanding. Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,071,834 153,000	$.9000 ..1400	6,037,229	(1)

Equity compensation plans not approved by stockholders	0	0	0
Total	1,224,834	$.8000	6,037,229

(1) See Note 5 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance.

Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
(a)	(b)	(c)
May 1, 2009 through April 30, 2010	0	0	0

Total	0	$0	0

Item 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition", and with the Consolidated Financial Statements and related Notes included elsewhere in the report.

Year Ended April 30 (In thousands except per share data)
2010	2009	2008	2007	2006
Net Revenue	$32,577	$18,093	$17,647	$14,681	$15,307

Net Income	$2,890	$829	$1,274	$606	$366

Basic Per Share
Net Income	$0.05	$0.02	$0.02	$0.01	$0.01

Selected Balance Sheet Information
Total Assets	$29,566	$25,798	$27,104	$20,445	$18,138
Long-term Obligations (excluding current maturities)	$4,305	$6,345	$6,416	$2,521	$1,844
Cash dividends declared per common share	None	None	None	None	None
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Fiscal 2010 compared to Fiscal 2009
Revenue and Operating Profit

Our revenue for fiscal 2010 was $32,576,708, an increase of 80.1% from fiscal 2009 revenue of $18,093,088. We experienced a 117% increase in earnings before taxes from fiscal 2009 to fiscal 2010. Our operating profit for 2010 was $3,343,748 compared to $1,831,882 in 2009, an increase of 82.5%. Approximately $496,000 of the operating profit can be attributed to the sale of land in Dodge City, Kansas.

Discussion of the specific changes by operation at each business segment follows (the results of operations are based on pre-corporate allocations and minority interest of $874).

Aircraft Modifications: Revenue from Aircraft Modifications segment for the fiscal year ending April 30, 2010, was $13,486,358, an increase of 15.1% from fiscal 2009 with revenue of $11,713,497, and an increase of 56% from fiscal 2008, with revenue of $8,646,562. The modifications segment had an operating profit of $2,146,533 in the fiscal year ended April 30, 2010, an operating profit of $2,012,085 in fiscal 2009, and $1,394,599 in fiscal 2008. The reclassification of aircraft to a long term asset resulted in additional depreciation expense of approximately $561,000, reducing our operating profit for fiscal 2010.

During the past few years we have seen a significant increase in aircraft camera modification. Several custom engineering projects were completed in fiscal 2010 which accounted for our change in revenue. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership positively impacts our aircraft modification revenues. Although we cannot anticipate the future we must always consider the negative impact of items such as the September 11, 2001 event, increases in fuel prices, and general economic downturns.

Avionics: Revenue from Avionics for the fiscal year ending April 30, 2010 was $5,497,408, an increase of 144% from fiscal 2009 with revenue of $2,255,776, and an increase of $9.4% from fiscal 2008 with revenue of $5,024,781. The avionics segment had an operating profit of $2,169,643 in fiscal 2010, $338,468 for fiscal 2009, and $1,762,553 for fiscal 2008. The increase in operating profit is directly related to the significant increases in revenue. The work in process was approximately $1,324,000 at April 30, 2009 compared to work in process of approximately $165,000 at April 30, 2010. Management expects increased revenue for the fuel system protection devices when regulatory requirements necessitate the TSD, GFI, and other classic aviation products.

Services - SCADA Systems and Monitoring Services: Revenue decreased from $1,771,755 for fiscal 2009 to $1,608,468 for fiscal 2010. During fiscal 2010, we maintained a relatively level volume of long-term contracts with municipalities. We anticipate increases in revenue from additional lift station rehabilitations over the next three to four years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal 2010. An operating profit of $297,301 in Monitoring Services was recorded for fiscal 2010, compared to a profit of $354,316 for fiscal 2009, a decrease of 16.1%. We believe the service business has had revenue stability over the past few years and we expect this to continue.

Corporate / Professional Services: Services in this segment include the architectural services of BCS Design, Inc., activities related to gaming and other real estate development, on site contract management of gaming establishments, and engineering consulting services.

During fiscal 2010 and 2009 revenues consisting of architectural services and revenues related to completed construction projects were $1,978,570 for fiscal 2010 and $1,058,776 for fiscal 2009. Operating profits related to architectural and construction projects increased $375,350 for the twelve months to a profit of $59,631 at April 30, 2010 from an operating loss of $315,719 at April 30, 2009.

Revenues related to gaming and other real estate development, on site contract management of gaming establishments for fiscal 2010 was $1,691,860 compared to $1,293,284 for fiscal 2009, an increase of 31%. Operating profits from management services related to gaming decreased from $1,110,081 for fiscal 2009 to $352,784 for fiscal 2010. Additional operating profits of $496,433 can be attributed to the sale of 104 acres of property developed for a casino in Dodge City, Kansas. We incurred additional expenses of approximately $1,259,000 to adjust reserves on our Indian gaming endeavors.

Gaming - Boot Hill: Boot Hill Casino and Resort (BHCR) opened for business on December 15, 2009. At April 30, 2010 BHCR had gross revenues of $16,068,838. Kansas mandated taxes and distributions of 52% reduced our gross revenue by $7,754,797 leaving net revenue of $8,314,043 to BHCMC. Profit before tax was $397,147. Kansas state-owned lottery gaming facility revenue related to the casino are found on the Kansas Lottery website.

Selling General and Administrative

Expenses were $13,534,872 or 41.5% of revenues, in fiscal 2010, and $4,759,470, or 26.3% of revenue in fiscal 2009. Selling, general and administrative costs increased by approximately $8,775,000 in fiscal 2010 compared to fiscal year 2009. Marketing expense related to Boot Hill Casino accounted for approximately $662,000 of the increase. There was an additional $4,934,000 consisting mostly of salaries and rent for Boot Hill Casino that accounted for 56% of the increase in expenses. We incurred additional expenses of $1,259,000 to make an adjustment in reserves on our Indian Gaming endeavors. The additional depreciation and expense related to company aircraft accounted for another $1,690,000.

Other Income (Expense)

Other interest income and expense decreased from $497,422 in fiscal 2009 to $443,454 in fiscal 2010. Interest expense decreased by $49,002 from $504,829 in fiscal 2009 as a result of a reduction of our financing activities of more than $3,942,000.

Earnings: Our operating profit for fiscal 2010 was $3,343,747 compared to $1,831,882 in 2009, an increase of 82.5%. Approximately $496,000 of the operating profit can be attributed to the sale of land in Dodge City, Kansas.

Consolidated Net Income: As a result of the factors described above, our net income for fiscal year 2010 was $2,890,126 compared to $829,315 in fiscal 2009, an increase of $2,061,685 or 249%. The increase in net income before taxes for fiscal 2010 was $1,565,832 of which casino operations in Dodge City contributed 25%.

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

Aircraft Modifications: Sales from the Aircraft Modifications including modified aircraft increased 35.5% from $8,646,562 in fiscal 2008, to $11,713,497 in 2009. The modifications segment had an operating profit of $2,012,085 in 2009, compared to a profit of $1,394,599 in 2008. The majority of the increase was from special mission modifications.

We believe we may sell and install approximately 15 to 25 Lear 20 & 30 series RVSM kits during the next two years. In addition to the RVSM sales, we expect to experience some increase in our base modification sales. During the past few years we have seen a significant increase in aircraft camera modifications. Custom engineering projects and aircraft modifications have also attributed to our increase in sales. As the economy slows aircraft owners may elect to delay the updates modifications, and purchases of business aircraft. Although we have not experienced a decrease in sales we cannot anticipate the future, and we must always consider the negative impact of items such as the 9-11 event, increases in fuel prices, and general economic downturns.

Aircraft Acquisitions and Sales: There were no aircraft sales in fiscal 2009 or fiscal 2008. We acquired no aircraft during fiscal 2009 or fiscal 2008.

Avionics: Sales from Avionics decreased 55%, from $5,024,781 in fiscal 2008, to $2,255,776 in fiscal 2009. This decrease is directly related to sales of defense products. Operating profits decreased from $1,762,553 in fiscal 2008 to $338,468 in fiscal 2009. The decrease in operating profit is related to several large build to print jobs. The work in process was approximately $1,324,000 at April 30, 2009 compared to work in process of approximately $359,000 at April 30, 2008. Unaudited sales of defense products have exceeded $1,800,000 in the first two months of fiscal year 2010.

Services - SCADA Systems and Monitoring Services: Revenue from Monitoring Services increased from $1,557,792 in fiscal 2008 to $1,771,755 in fiscal 2009, an increase of 13.7%. During fiscal 2009, we maintained a relatively level volume of long-term contracts with municipalities. We anticipate increases in revenue from additional lift station rehabilitations over the next four years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal 2010. An operating profit of $354,317 in Monitoring Services was recorded in fiscal 2009, compared to a fiscal 2008 profit of $278,133 an increase of 27.4%. We believe the service business has had revenue stability over the past few years and we expect this to continue.

Corporate / Professional Services: Services in this segment include the architectural services of BCS Design, Inc., activities related to gaming and other real estate development, on-site contract management of gaming establishments, and engineering consulting services.

During fiscal 2009 and 2008 revenues consisting of architectural services and revenues related to completed construction projects were $1,058,776 for fiscal 2009 and $910,381 for fiscal 2008. Operating losses related to architectural and construction projects increased $52,914 for twelve months to a loss of $315,719 at April 30, 2009 from an operating loss of $262,804 for the twelve months ending April 30, 2008.

Revenues related to gaming and other real estate development, on site contract management of gaming establishments for fiscal 2009 were $1,293,284 compared to $1,507,049 for fiscal 2008, a decrease of 14.2%. Operating profits from management services related to gaming increased $389,102 from $720,979 for fiscal 2008 to $1,110,081 for fiscal 2009. Profits can be attributed to a reduction in outside consulting services.

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

Earnings: Our operating profit for fiscal 2009 was $1,831,882, compared to $2,202,560 for fiscal 2008, a decrease of 16.8%.

Consolidated Net Income: As a result of the factors described above, our net income for fiscal 2009 was $829,315 compared to $1,274,478 for fiscal 2008 a decrease of $445,164 or 34.9%. The decrease of net income before taxes from fiscal 2008 to fiscal 2009 was $300,539 of which avionics operations contributed a majority of the decrease.

Liquidity and Capital Resources

At April 30, 2010, the Company had one line of credit totaling $1,000,000. The unused line at April 30, 2010 was $930,200. During the current year these funds were primarily used for the purchase of inventory for the modifications and avionics operations.

We believe the line of credit will be extended when it is due and do not anticipate the full repayment of this note in fiscal 2011. Our line of credit has been extended to August 2010. If the Bank were to demand repayment of all notes payable, we currently do not have enough cash to pay off the notes without materially adversely affecting the financial condition of the Company. These notes are collateralized by the first and second positions on all assets of the Company.

At April 30, 2010, there were several notes collateralized by aircraft security agreements totaling $1,095,283. These notes were used for the purchase and modifications of these collateralized aircraft.

There are two notes at a bank totaling $1,779,651 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is in March 2013.

Four notes to a bank were entered into between March and April 2006 for the purchase of a building and several vacant lots in Junction City, Kansas. One note has been paid in full and the remaining notes total $233,458. The construction notes have renewed biannually over the past three years.

Two notes totaling $713,207 were made in November 2007 and June 2009 for real estate purchased in Dodge City, Kansas.

One note with a balance of $907,698 is collateralized by the first and second position on all assets of the Company. This was used as capital for our daily business operations in 2006. There are several other notes collateralized by automobiles and equipment totaling an additional $155,170.

In March 2008 we acquired an avionics product line. As part of this acquisition we have remaining obligations of $908,874.

We are not in default of any of our notes as of July 16, 2010.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2011 and beyond.

Obligations related to the gaming facility in Dodge City, Kansas (the Boot Hill Casino and Resort) are the rent payments by our subsidiary BHCMC, L.L.C. (BHCMC) for the agreement for the turn-key casino. BNSC and BHC Investment Company, L.C. (BHCI) jointly own BHCMC. BHCMC is currently owned 99.6% by BNSC and 0.4% by BHCI. BHCI has the option to purchase an additional 39.6% of BHCMC to complete the ownership at 60% BNSC and 40% BHCI. BHCI ownership is subject to background investigation by the Kansas Gaming and Racing Commission.

BHC Investment Company, L.C. (BHCI) is not a related party. We do not own nor do our officers or directors have ownership in BHCI. The Kansas State owned casino known as Boot Hill Casino and Resort was constructed and equipped by BHC Development, L.C., an unrelated real estate development company, and BHC Development, L.C. rents that facility to BHCMC, LLC.

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC require the completion of an addition to the Boot Hill Casino and Resort that is planned to open in late 2012. We may need additional funding to complete this expansion.

Analysis and Discussion of Cash Flow

During fiscal year 2010 our cash position increased by $6,728,508. This increase is attributed to the following. Cash provided by operating activities was $9,177,143. We reported net income of $2,891,000 during fiscal year 2010. Non-cash charges to income for depreciation and amortization were $1,040,256, of which $561,159 was aircraft depreciation. We recorded an adjustment to the net realizable value of gaming reserves in the amount of $1,259,091. We disposed of an additional $1,053,681 for two aircraft engines and one aircraft. Other cash used in operating activities included an increase in accounts receivable of $1,595,810 and a decrease in customer deposits of $293,514. The changes in accounts receivable by segment were 20% Aircraft Modification, 45% Avionics, 29% Gaming-Boot Hill, and 6% Management and Services. A deferred tax asset was recorded in the amount of $1,226,000 as management felt the Company may realize tax benefits. We received deposits from BHC Development, LC (an unrelated development company) totaling $1,700,000 as a part of the build-to-suit agreement to fund the initial Boot Hill Casino vault bank balance. Accounts payable and accrued liabilities and other liabilities resulted in a net contribution of $3,214,469, of which $1,660,000 were the State of Kansas mandated expenses and $651,000 were Boot Hill accrued payroll. We accrued $1,025,000 for federal and state taxes. An increase in prepaid expenses and other current assets resulted in the use of cash of $25,688. Inventory decreased by approximately $1,458,000. During the fiscal year we had several large shipments of product from our avionics segment lowering our inventory by $596,000 and the sale of new homes in Junction City, Kansas for the twelve months lowered inventory by approximately $784,000. In June 2009 we sold developed casino land in Dodge City, with a cost of $1,503,567.

Cash provided by investing activities was $1,493,515. We invested approximately $441,000 for the purchase of additional land in Dodge City, Kansas. We used an additional $65,000 for the purchase of machinery and office equipment. During the first quarter of fiscal 2010 we sold approximately 100 acres of property developed for a part of the casino in Dodge City, Kansas for approximately $2,000,000.

Cash used in financing activities was $3,942,150. We reduced our debt by approximately $3,702,000 and our line of credit by an additional $615,000 in fiscal 2010. Financing activities provided $375,000 for the purchase of land.

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

Casino gaming revenue is the gross gaming win as reported by the Kansas Lottery casino reporting systems less the mandated distributions by and for the State of Kansas.

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

Advances for Gaming Developments: We are advancing funds for the establishment of gaming. These funds have been capitalized based on the cost associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of that project.

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

Changing Prices and Inflation

We experienced little pressure from inflation in 2010. From fiscal year 2009 to fiscal year 2010 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2011 and 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations:
Tabular Disclosure of Contractual Obligations
Payments Due By Period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	2 Years FY 2010	3 Years FY 2011	4 Years FY 2012	5 Years FY 2013	More than 5 Years

Long-Term Debt/Capital Lease Obligations	$5,793	$1,488	$1,167	$2,267	$464	$343	$64

Operating Lease Obligations	$833	$182	$142	$142	$142	$142	$83

Facility Rent Obligations	$30,300	$6,060	$6,060	$6,060	$6,060	$6,060	$0

Promissory Notes	$70	$70	$0	$0	$0	$0	$0
---------	---------	---------	---------	---------	---------	---------
TOTAL	$36,996	$7,800	$7,369	$8,469	$6,666	$6,545	$147
=====	=====	=====	=====	=====	=====	=====

The rest of this page intentionally left blank.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Interest Rate Sensitivity

The table below provides information about our other financial instruments that are sensitive to changes in interest rates including debt obligations.

For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates based upon the rate at the reporting date.

Expected Maturity Date (Dollars in thousands)
	2011	2012	2013	2014	2015	There-after	Total	Fair Value
Assets
Note receivable:	$0	$0	$0	$0	$0	$0	$0	$0
Variable rate Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Liabilities
Promissory Notes	$70	$0	$0	$0	$0	$0	$70	$70
Long-term debt:	$1,488	$1,167	$2,267	$464	$342	$64	$5,793	$5,793
Variable rate Average interest rate	6.5%	7.0%	7.5%	8.0%	8.0%	8.5%	7.6%	7.6%

Interest Payments
Est. Interest Payments:	$97	$82	$87	$37	$27	$6	$336
Scheduled interest payments are calculated on a fixed rate basis, if known, and the remaining interest will be calculated on the average current rate, including imputed interest calculations at 7%.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements of the Registrant are set forth on pages 44 through 65 of this report.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We have had no changes in or disagreements with the accountants.
Item 9A. CONTROLS AND PROCEDURES

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

In connection with the preparation of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2010.
Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2010.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no material changes in the Company internal controls over financial reporting during the three months ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B. Other Information

We believe all material information is reported on Form 8-K reports.

PART III

Qualifications and Skills of Directors: The Company believes that its Board as a whole should encompass a range of talent, skill, diversity, and expertise enabling it to provide sound guidance with respect to the Company's operations and interests. In addition to considering a candidate's background and accomplishments, candidates are reviewed in the context of the current composition of the Board and the evolving needs of our businesses.

The Board of Directors identifies candidates for election to the Board of Directors; reviews their skills, characteristics and experience. The Board of Directors seeks directors with strong reputations and experience in areas relevant to the strategy and operations of the Company's businesses, particularly industries and growth segments that the Company serves, such as avionics, aircraft modifications and gaming. Each of the Company's current Directors has experience in core management skills, such as strategic and financial planning, public company financial reporting, corporate governance, risk management, and leadership development.

The Board of Directors also believes that each of the current Directors has other key attributes that are important to an effective board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; diversity of origin, background, experience, and thought; and the commitment to devote significant time and energy to service on the Board and its Committees.

Diversity as a Factor in Selection of Board Candidates: The board does not have a formal policy with respect to diversity. However, the Board believes that it is essential that the Board members represent diverse viewpoints, with a broad array of experiences, professions, skills and backgrounds that, when considered as a group, provide a sufficient mix of perspectives to allow the Board to best fulfill its responsibilities to the long-term interests of the Company's stockholders.

Board's Role in Risk Oversight and Board Leadership Structure: The Board has determined that the positions of Chairman of the Board and Chief Executive Officer should be held by different persons. Under our corporate governance principles, the Chairman of the Board is responsible for coordinating the Board's activities, including scheduling of meetings of the full Board, scheduling executive sessions of the non-employee directors and setting relevant items on the agenda (in consultation with the Chief Executive Officer as necessary or appropriate). The Board believes this leadership structure enhances the Board's oversight of Company management, the ability of the Board to carry out its roles and responsibilities on behalf of our stockholders, and our overall corporate governance.

The board as a whole has responsibility for risk oversight, with reviews of certain areas being conducted by the relevant board committees. These committees then provide reports to the full board. The oversight responsibility of the board and its committees is enabled by management reporting processes that are designed to provide visibility to the board about the identification, assessment, and management of critical risks. These areas of focus include strategic, operational, financial and reporting, succession and compensation, compliance, and other risks. The board and its committees oversee risks associated with their respective areas of responsibility, as summarized above.

The rest of the page intentionally left blank.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the directors, their principal occupations for at least the past five years are set forth below based on information furnished to us by the directors.

Name of Nominee and Director, Age and Term	Served Since	Principal Occupation for Last Five Years and Other Directorships
Clark D. Stewart (70) Up for re-election for fiscal year end 2012	1989	President of the Company from September 1, 1989 to present.
R. Warren Wagoner (58) Up for re-election for fiscal year end 2012	1986	Chairman of the Board of Directors of the Company since August 30, 1989.
David B. Hayden (64) Up for re-election for fiscal year end 2011	1996	Co-owner and President of Kings Avionics, Inc. since 1974. Director since 1996.
Bradley K. Hoffman (36) Up for re-election for fiscal year end 2013	2010	Regional Manager of ISG Technology, Inc. in Kansas City, Kansas since 2005. Director since June 9, 2010.
Michael J. Tamburelli (47) Up for re-election for fiscal year end 2014	2010

General Manager of the Isle of Capri Kansas City, Missouri 2004-2008, General Manager Boot Hill Casino & Resort 2009-2010, General Manager of Cherokee National Casino, West Siloam Springs, Oklahoma since 2010. Director since May 1, 2010.

The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of stockholders and at special meetings held during the year. The executive officers are as follows:

Name	Age	Position
R. Warren Wagoner	58	Chairman of the Board of Directors
Clark D. Stewart	70	President and Chief Executive Officer
Christopher J. Reedy	44	Vice President and Secretary
Angela D. Shinabargar	46	Chief Financial Officer

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

Directorships Held within the Past Five Years:

Current Directorships:
Name		Company	Date(s) of Directorship
Clark D. Stewart		Butler National Corporation	Since 1989
R. Warren Wagoner		Butler National Corporation	Since 1986
David B. Hayden		Butler National Corporation	Since 1996
Michael J. Tamburelli		Butler National Corporation	Since June 9, 2010
Bradley K. Hoffman		Butler National Corporation	Since May 1, 2010

Past Directorships:
Clark D. Stewart		None
R. Warren Wagoner		None
David B. Hayden		None
Michael J. Tamburelli		None
Bradley K. Hoffman		None

Legal Proceedings Involving a Director or Executive Officer

During the past ten years no director or officer has been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding, exclusive of traffic violations.

No petitions under the Federal bankruptcy laws have been filed by or against any business or property of any director or officer of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director or officer has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director or officer been convicted of violating a federal or state securities or commodities law.

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

Code of Ethics

The Company has adopted a code of ethics for our executive and senior financial officers, violations of which are required to be reported to the audit committee. The Company will furnish a copy without charge upon written request to the Company at 19920 West 161st Street, Olathe, Kansas 66062, Attn: Secretary or a copy is available on our website at www.butlernational.com/codeofethics.pdf.

Audit Committee and Audit Committee Expert of the Company

The current members of the Audit Committee are Mr. David B. Hayden, Mr. Bradley K. Hoffman, and Mr. Tad McMahon. Mr. Hoffman is an independent member under the Nasdaq listing standards. The Audit Committee met five times during fiscal year 2010, excluding actions by unanimous written consent.

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

Audit Committee Financial Expert

The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS:

Our compensation programs are designed to support our business goals and promote both short-term and long-term growth. This section of the proxy statement explains how our compensation programs are designed and operate in practice with respect to our listed officers. Our listed officers are the CEO, CFO, Vice President, and Chairman of the Board. There are only four executive officers of Butler National Corporation. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2010, 2009 and 2008.

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

Base Salary

The Committee establishes executive officers' base salaries at levels that it believes are reasonable for comparable positions. When the Committee determines the executive officers' base salaries during the first quarter of the year, the Committee takes into account each officer's role and level of responsibility at the company. In general, executive officers with the highest level and amount of responsibility have received the highest base salaries. In February 2010, the Committee increased base salaries for the listed officers based on the Committee's review of the officers' current performance and expected future contributions.

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

Grant Date Fair Value of Stock Option Awards
The following table summarizes compensation paid to non-employee directors during fiscal year 2010. We did not pay any cash compensation to our non-employee directors in fiscal year 2010.
Name	Stock Awards ($)(1)
David B. Hayden	0
Michael J. Tamburelli	0
Bradley K. Hoffman	0

Material Adverse Effect of Compensation Policies and Procedures

The Compensation Committee regularly reviews the Company's compensation policies and practices, including the risks created by the Company's compensation plans. In addition, the Company also conducted a review of its compensation plans and related risks to the Company. The Company reviewed its analysis with the Compensation Committee, and the Compensation Committee concluded that the compensation plans reflected the appropriate compensation goals and philosophies. Based on this review and analysis, the Company has concluded that any risks arising from its employee compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Performance Measures and Decision-Making Process for Fiscal Year 2010

The Committee set base salaries for executive officers for 2010 in April 2009, with payment beginning in April 2009.

- The performance measures used by the Committee in determining executive compensation for fiscal year 2010 were:

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

The CEO provided the entire board of directors with an assessment of his own performance with respect to the performance measures listed above, which the board considered in its assessment of his performance for fiscal year 2010. The CEO reviewed the performance of the other executive officers (except the Chairman) with the Committee and made recommendations regarding the components of their compensation.

Before making its compensation decisions, the Committee discussed levels of compensation for the Chairman, the CEO and the other executive officers with the full board of directors in an executive session.

Determination of CEO Compensation

In fiscal year 2010, Butler National Corporation reached projected levels of revenue, profit from operations, operating margin and operating cash flow.

With regard to progress toward strategic goals, BNC improved its products and technology positions and strengthened its relationships with customers.

Taking into account Company performance, both absolute and relative to competition and the executive officers contribution to that performance, the Committee set its targeted compensation levels so as to be commensurate with that relative performance. The Committee made the following determinations for fiscal year 2010 with respect to each component of compensation for the CEO and his existing contract and the other executive officers:

Base Salary - In keeping with its strategy, the Committee base salary decisions for fiscal year 2010 were generally intended to provide salaries somewhat lower than the median level of salaries for similarly situated executives of the comparator companies.

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

Report of the Compensation Committee

The Compensation Committee, which is composed of the Board of Directors, assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its charter for determining the compensation of the Company's executive officers. The Compensation Committee has reviewed and discussed the "Compensation Discussion and Analysis" section of this Annual Report on Form 10-K with management, including our CEO, Clark D. Stewart and our CFO, Angela D. Shinabargar. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the "Compensation Discussion and Analysis" section be included in the Company's Annual Report on Form 10-K.

Compensation Committee

Mr. David B. Hayden	Mr. R. Warren Wagoner
Mr. Clark D. Stewart	Mr. Bradley K. Hoffman (effective June 9, 2010)
Mr. Michael J. Tamburelli (effective May 1, 2010)

Executive Compensation

SUMMARY

The following table below sets forth certain compensation information concerning the Chief Executive Officer, Chief Financial Officer, and our two additional most highly compensated executive officers for the fiscal years ended April 30, 2010, 2009 and 2008. Our listed officers are the CEO, CFO, Vice President, and Chairman of the Board. There are only four executive officers of Butler National Corporation. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2010, 2009 and 2008:

Summary Compensation Table

Name and Principal Position	YR	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards and Stock Appreciation Rights ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(1)	Total ($)(2)
Clark D. Stewart, CEO President and Director (Contract back pay) (Contract back pay)	10 10 09 08 08	419,391 47,656 367,633 361,250 190,000	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	39,412 34,582 37,236	506,459 402,215 588,486

R. Warren Wagoner Director - Chairman of the Board	10 09 08	248,719 228,984 219,961	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	24,233 20,702 22,420	272,952 249,686 242,381

Christopher J. Reedy Vice President and Secretary	10 09 08	192,542 178,418 175,245	--- --- ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	22,378 21,205 21,353	214,920 199,623 196,598

Angela D. Shinabargar Chief Financial Officer	10 09 08	133,380 123,583 121,382	10,000 20,000 ---	--- --- ---	--- --- ---	--- --- ---	--- --- ---	8,916 10,386 13,880	152,296 153,969 135,263

Name		Year	Airplane and Automobile Usage	Health Benefits		Memberships	Matching Contributions to 401(k) (3)
Clark D. Stewart		2010	7,200	8,076		9,435	14,700
R. Warren Wagoner		2010	---	9,730		---	14,503
Christopher J. Reedy		2010	---	4,463		6,686	11,229
Angela D. Shinabargar		2010	---	537		---	8,378

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

The unexercised options at April 30, 2010 listed in the table above have an exercise price of $0.90 and will expire on December 31, 2010.
COMPENSATION OF DIRECTORS

Each non-officer director is entitled to a director's fee of $100 for meetings of the Board of Directors which he attends. Officer-directors are not entitled to receive fees for attendance at meetings.

No fees were paid in fiscal 2010 or fiscal 2009.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

On April 30, 2001, the Company extended the Employment Agreement through August 31, 2006 with Clark D. Stewart under the terms of which Mr. Stewart was employed as the President and Chief Executive Officer of the Company. On February 24, 2009 the Company extended the Employment Agreement with Mr. Stewart with the terms as currently provided including annual increases of 5% through December 31, 2020. In the event Mr. Stewart is terminated from employment with the Company other than "for cause," Mr. Stewart shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the Employment Agreement. Mr. Stewart is also granted an automobile allowance of $600 per month which is reported by us as Salary Expense and to Mr. Stewart as Wages. Under the terms of the Employment Agreement with Mr. Stewart, the Company is obligated to pay company related expenses and salary. Included in accrued liabilities are $33,148 and $99,057 as of April 30, 2010, and 2009 respectively for amounts owed to our CEO for accrued compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors is comprised of Mr. Wagoner, Chairman of the Board, Mr. Stewart, CEO, President and Board member, and Mr. Hayden, Board member, Mr. Tamburelli (effective May 1, 2010) and Mr. Hoffman (effective June 9, 2010). The company does not employ the use of any compensation consultants in determining or recommending the amount or form of executive and director compensation.

In the normal course of business, we purchased modifications services and avionics of approximately $88,142, $74,442, and $89,398 from a company partially owned by David Hayden, a director for the Company during fiscal 2010, 2009, and 2008 respectively.

The rest of this page intentionally left blank.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, with respect to the Company common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company voting securities as of July 16, 2010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)			Percent of Class
Clark D. Stewart 19920 West 161st Street Olathe, Kansas 66062 R. Warren Wagoner 19920 West 161st Street Olathe, Kansas 66062	4,017,592(2) 3,882,729(3)			7.1% 6.9%

(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power. The beneficial ownership includes the shares held in the Butler National 401(k) Profit Sharing Plan for the benefit of the individual.
(2) Includes 886,429 shares which may be acquired by Mr. Stewart pursuant to the exercise of stock options which are exercisable.
(3) Includes 12,143 shares which may be acquired by Mr. Wagoner pursuant to the exercise of stock options which are exercisable.

The following table sets forth as of April 30, 2010, with respect to the Company common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of April 30, 2010.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
David B. Hayden	1,357,225		2.4%
Christopher J. Reedy	693,729		1.2%
Clark D. Stewart	4,017,592	(2)	7.1%
R. Warren Wagoner	3,882,729	(3)	6.9%
Angela D. Shinabargar	314,922		0.6%
Bradley K. Hoffman	0		0
Michael J. Tamburelli	0		0
All Directors and Executive Officers as a Group (7 persons)	10,266,197	(4)	18.3%

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

The Company does not have any equity compensation plans which have not been approved by the stockholders.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,071,834 153,000	$.9000 ..1400	6,037,229	(1)

Equity compensation plans not approved by stockholders	0	0	0
Total	1,224,834	$.8000	6,037,229
(1) See Note 5 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2009 through April 30, 2010	0	0	0

Total	0	$0	0

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In the normal course of business we purchased modification services and avionics of approximately $88,142, $74,442, and $89,398 from a company partially owned by David Hayden, a director for the Company during fiscal 2010, 2009, and 2008 respectively.

Included in accrued liabilities are $56,646 and $99,057 as of April 30, 2010, and 2009 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2010, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, a sales representative and public relations person, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $180,886, $215,653 and $133,483, respectively, for fiscal 2010, $166,699, $205,070 and $118,805, respectively, for fiscal 2009 and $168,452, $181,079, and $120,428, respectively for fiscal 2008.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fee Type	Fiscal 2010	Fiscal 2009
Audit fees (a) Audit related fees (b) Tax fees (c) All other fees (d) Total	$86,450 1,250 18,900 - -------- $105,350 =====	$82,850 4,210 18,715 - -------- $105,775 =====

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

The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to Butler by its independent auditor. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by Weaver and Martin LLC for fiscal 2010. Each year stockholders are asked to affirm the selection of the auditor by a vote requested in the proxy.

The audit committee has approved 100% of the fees listed in the above table.

This rest of this page left intentionally blank.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed As Part of Form 10-K Report.
(1) Financial Statements:
Description	Page No.
Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets as of April 30, 2010 and 2009	44
Consolidated Statement of Operations for the years ended April 30, 2010, 2009, and 2008	45
Consolidated Statements of Stockholders' Equity for the years ended April 30, 2010, 2009, and 2008	46
Consolidated Statements of Cash Flows for the years ended April 30, 2010, 2009, and 2008	47
Notes to Consolidated Financial Statements	48-65

(2) Financial Statement Schedules

Schedule	Description	Page No.
II.	Valuation and Qualifying Accounts and Reserves for the years ended April 30, 2010, 2009, and 2008	65
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

*
14	Standards of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Company's Form 10-K for the year ended April 30, 2008.	*

21	List of Subsidiaries.	66
23.1	Consent of Independent Public Accountants.	67
99	Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Reform Act of 1995.	68-72
31.1	Certificate pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	73
31.2	Certificate pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	74
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	75
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	76
* Relates to executive officer employment compensation.
The rest of this page intentionally left blank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 28, 2010
BUTLER NATIONAL CORPORATION /s/ Clark D. Stewart Clark D. Stewart, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Clark D. Stewart Clark D. Stewart	President, Chief Executive Officer and Director (Principal Executive Officer)	July 28, 2010
/s/ R. Warren Wagoner R. Warren Wagoner	Chairman of the Board and Director	July 28, 2010
/s/ David B. Hayden David B. Hayden	Director	July 28, 2010
/s/ Angela D. Shinabargar Angela D. Shinabargar	Chief Financial Officer (Principal Accounting Officer)	July 28, 2010

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Butler National Corporation
Olathe, Kansas

We have audited the accompanying consolidated balance sheets of Butler National Corporation as of April 30, 2010 and 2009 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2010, and the financial statement schedule listed at Schedule II on page 65. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Butler National Corporation as of April 30, 2010 and 2009 and the consolidated results of its operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts and Reserves (Schedule II) on page 65 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Weaver & Martin, LLC
Kansas City Missouri
July 28, 2010

BUTLER NATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2010 AND 2009

	2010	2009		2010	2009
ASSETS			LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$8,706,546	$1,978,038	Bank overdraft payable	$257,852	$100,762
Accounts receivable			Promissory notes payable	69,800	684,608
(net of allowance for doubtful accounts of $229,969 in	2,139,835	544,025	Current maturities of long-term debt and capital lease
2010 and $111,840 in 2009)			obligations	1,488,343	2,775,651
			Accounts payable	712,643	517,483
Inventories -			Customer deposits	826,443	1,119,958
(net of obsolete of $1,244,216 in 2010 and $1,114,007			Deposits other	1,700,000	-
in 2009)			Kansas mandated payments	1,659,683	-
Raw materials	4,669,138	4,817,761	Accrued liabilities
Work in process	1,129,907	1,765,423	Compensation and compensated absences	1,091,973	573,884
Finished goods	1,086,276	1,760,245	Accrued income tax	847,419	275,000
Aircraft	-	4,819,740	Other	299,063	187,033
	-------------------	------------------		-------------------	-------------------
	6,885,321	13,163,169	Total current liabilities	8,953,219	6,234,379

Prepaid expenses and other current assets	452,609	262,026	LONG-TERM DEBT, AND CAPITAL LEASE NET OF
	-------------------	------------------	CURRENT MATURITIES:	4,304,999	6,345,033
Total current assets	18,184,311	15,947,258		-------------------	-------------------
			Total liabilities	13,258,218	12,579,412
PROPERTY, PLANT AND EQUIPMENT:
Land and building	3,057,144	4,119,441	COMMITMENTS AND CONTINGENCIES
Aircraft	3,766,059	-	STOCKHOLDERS' EQUITY:
Machinery and equipment	2,372,382	2,312,383	Preferred stock, par value $5:
Office furniture and fixtures	823,493	818,278	Authorized 50,000,000 shares, all classes
Leasehold improvements	4,249	4,249	Designated Classes A and B 200,000 shares
	-------------------	------------------	$1,000 Class A, 9.8%, cumulative if earned
	10,023,327	7,254,351	liquidation and redemption value $100,
Accumulated depreciation	(3,483,811)	(2,635,360)	no shares issued and outstanding	-	-
	-------------------	------------------	$1,000 Class B, 6%, convertible cumulative,
	6,539,516	4,618,991	liquidation and redemption value $1,000
			no shares issued and outstanding	-	-
SUPPLEMENTAL TYPE CERTIFICATES:	1,774,057	1,872,121	Common stock, par value $.01:
(net of amortization of $2,349,328 in 2010 and $2,251,264			Authorized 100,000,000 shares
in 2009			issued and outstanding 56,562,698 shares
ADVANCES FOR GAMING DEVELOPMENTS:	547,460	1,806,551	in 2010 and 55,997,031 in 2009	565,627	559,970
(net of reserves of $4,171,531 in 2010 and $3,346,623 in			Common stock, owed but not issued 278,573 shares
2009)			in 2010 and in 2009	2,786	2,786
OTHER ASSETS:			Capital contributed in excess of par	11,458,809	11,266,482
Deferred tax asset	1,226,000	-	Treasury stock at cost, 600,000 shares	(732,000)	(732,000)
Other assets	1,294,603	1,553,236	Minority Interest	874	-
(net of accumulated amortization of $198,727 in 2010
and $104,988 in 2009)	-------------------	------------------	Retained earnings	5,011,633	2,121,507
	2,520,603	1,553,236		-------------------	-------------------
			Total stockholders' equity	16,307,729	13,218,745
	-------------------	-------------------		-------------------	-------------------
Total Assets	$29,565,947	$25,798,157	Total liabilities and stockholders' equity	$29,565,947	$25,798,157
	==========	==========		==========	==========
The accompanying notes are an integral part of these financial statements
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2010, 2009 AND 2008

	2010	2009	2008
REVENUE
Aircraft / Modifications	$13,486,358	$11,713,497	$8,646,562
Avionics / Defense	5,497,407	2,255,776	5,024,781
Management / Professional Services	5,278,900	4,123,815	3,975,222
Gaming - Boot Hill	8,314,043	-	-
	-------------------	-------------------	-------------------
Net Revenue	32,576,708	18,093,088	17,646,565
COST OF SALES
Aircraft / Modifications	9,046,653	8,444,622	6,084,283
Avionics / Defense	2,447,289	1,135,310	2,362,073
Management / Professional Services	2,380,572	1,921,804	1,653,894
Gaming - Boot Hill	2,320,007	--	-
	-------------------	-------------------	-------------------
Total Cost of Sales	16,194,521	11,501,736	10,100,250
	-------------------	--------------------	---------------------
GROSS PROFIT	16,382,187	6,591,352	7,546,315

OPERATING EXPENSES MARKETING, GENERAL & ADMINISTRATIVE	11,222,100	4,759,470	5,343,755
IMPAIRMENT OF INDIAN ADVANCES	1,259,091	-	-
LOSS ON RETIREMENT OF AIRCRAFT	1,053,681	-	-
GAIN ON SALE OF LAND	(496,433)	-	-
	-------------------	-------------------	-------------------
OPERATING INCOME	3,343,748	1,831,882	2,202,560
OTHER INCOME (EXPENSE)
Interest Expense	(455,827)	(504,829)	(639,732)
Other	12,372	7,407	72,172
	-------------------	-----------------	-------------------
Other Income (Expense)	(443,455)	(497,422)	(567,560)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,900,293	1,334,460	1,635,000
INCOME TAX EXPENSE
Deferred Income Tax Benefit	(1,226,000)	-	-
Income Tax Expense	1,235,293	505,146	360,522
	-------------------	-----------------	-----------------
Total Income Tax Expense (Benefit)	9,293	505,146	360,522
	-------------------	-----------------	-----------------
NET INCOME BEFORE MINORITY INTEREST	2,891,000	829,314	1,274,478
MINORITY INTEREST GAMING - BOOT HILL	(874)
	-------------------	-----------------	-----------------
NET INCOME	$2,890,126	$829,314	$1,274,478
	===========	==========	==========
BASIC EARNINGS PER COMMON SHARE	$0.05	$0.02	$0.02
	==========	==========	==========
Shares used in per share calculation	55,398,581	54,864,138	53,815,092
	==========	==========	==========
DILUTED EARNINGS PER COMMON SHARE	$0.05	$0.02	$0.02
	==========	==========	==========
Shares used in per share calculation	55,502,899	54,934,092	53,928,434
	==========	==========	==========
The accompanying notes are an integral part of these financial statements
	BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED APRIL 30, 2010, 2009, AND 2008
	Common Stock	Common Stock Owed but Not Issued	Capital Contributed in Excess of Par	Treasury Stock		Minority Interest	Retained Earnings (deficit)	Total Stockholders' Equity
BALANCE, April 30, 2007	$538,247	$5,877	$10,817,792	$(732,000)	$		$17,715	$10,647,631
Issuance of stock owed from prior period	3,091	(3,091)	-	-		-	-	-

Issuance of stock Benefit Plan	9,573	-	258,446	-		-	-	268,019

Net income	-	-	-	-		-	1,274,478	1,274,478
	--------------------	--------------------	--------------------	--------------------		--------------------	--------------------	--------------------
BALANCE, April 30, 2008	$550,911	$2,786	$11,076,238	$(732,000)	$		$1,292,193	$12,190,128
Issuance of stock owed from prior period

Issuance of stock Benefit Plan	9,059	-	190,244	-		-	-	199,303

Net income							829,314	829,314
	--------------------	--------------------	--------------------	--------------------		--------------------	--------------------	--------------------
BALANCE, April 30, 2009	$559,970	$2,786	$11,266,482	$(732,000)		$-	$2,121,507	$13,218,745
Issuance of stock owed from prior period

Issuance of stock Benefit Plan	5,657	-	192,327	-		-	-	197,984

Net income	-	-	-	-		874	2,890,126	2,891,000
	--------------------	--------------------	--------------------	--------------------		--------------------	--------------------	--------------------
BALANCE, April 30, 2010	$565,627	$2,786	$11,458,809	$(732,000)		$874	$5,011,633	$16,307,729
	===========	===========	===========	===========		===========	===========	===========
	The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2010, 2009, AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,891,000	$829,314	$1,274,478
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operations -
Depreciation and amortization	942,192	391,826	160,933
Impairment of fixed assets	-	111,963	302,537
Amortization (Supplemental Type Certificates)	98,064	184,898	258,156
Provision for obsolete inventories	130,209	605,760	20,130
Stock issued for benefit plan	197,984	199,303	268,019
(Gain) Loss on disposal of fixed asset	-	(500)	70,224
Impairment of Indian advances	1,259,091	-	-
Loss on retirement of aircraft	1,053,681	-	-
Deferred income tax asset	(1,226,000)	-	-
Gain on sale of land	(496,433)	-	-

Changes in assets and liabilities -
Accounts receivable	(1,595,810)	745,872	(328,394)
Inventories	1,327,898	(1,472,780)	(811,991)
Prepaid expenses and other current assets	(25,688)	(54,607)	(1,669,910)
Accounts payable	352,250	(83,864)	27,912
Customer deposits	(293,514)	(297,546)	859,483
Deposits other	1,700,000	-	-
Accrued liabilities	1,169,845	12,631	179,162
Kansas mandated payment	1,659,683	-	-
Other liabilities	32,691	-	-
	--------------------	--------------------	--------------------
Cash provided by (used in) operating activities	9,177,143	1,172,270	610,739
	--------------------	--------------------	--------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(506,485)	(198,407)	(2,659,520)
Supplemental Type Certificates (STC)	-	-	(820,000)
Proceeds from sale of land	2,000,000	-	-
	--------------------	--------------------	--------------------
Cash provided by (used in) investing activities	1,493,515	(198,407)	(3,479,520)
	--------------------	--------------------	--------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under promissory notes, net	(614,808)	(26,473)	(38,703)
Borrowings of long-term debt and capital lease obligations	375,000	5,701,562	7,838,718
Repayments of long-term debt and capital lease obligations	(3,702,342)	(7,640,629)	(3,750,688)
	--------------------	--------------------	--------------------
Cash provided by (used in) financing activities	(3,942,150)	(1,965,540)	4,049,327
	--------------------	--------------------	--------------------
NET INCREASE (DECREASE) IN CASH	6,728,508	(991,677)	1,180,546

CASH, beginning of year	1,978,038	2,969,715	1,789,169
	--------------------	--------------------	--------------------
CASH, end of year	$8,706,546	$1,978,038	$2,969,715
	============	============	============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$462,687	$510,633	$615,649
Income taxes paid	662,874	554,789	95,879

NON CASH FINANCING ACTIVITIES
Stock Issued for benefit plan	$197,984	$199,303	$268,019

The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

  The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned active subsidiaries, Avcon Industries, Inc., AVT Corporation, BCS Design, Inc., Butler National Services, Inc., Butler National Service Corporation, Butler National Corporation-Tempe, Butler National, Inc., Butler Temporary Services, Inc., and Kansas International Corporation, Kansas International DDC, LLC, and BHCMC, LLC (a majority-owned subsidiary) (collectively, The Company). All significant intercompany transactions have been eliminated in consolidation.

  Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas facility. Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, and stability enhancing modifications. Butler National Inc. acquires airplanes, principally Learjets, to refurbish and sell. Butler National Corporation-Tempe is primarily engaged in the manufacture of airborne switching units used in Boeing McDonnell Douglas aircraft, electronic upgrades for classic weapon control systems used by the military, and transient suppression devices for Boeing Classic aircraft. Butler National Services is principally engaged in monitoring remote water and wastewater pumping stations through electronic surveillance. Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988. BHCMC, LLC is majority-owned and provides management services for the Boot Hill Casino & Resort under a management agreement with the State of Kansas. BCS Design provides professional architectural services.
  Allowance for Doubtful Accounts: Allowance for doubtful accounts are calculated on the historical write-off of doubtful accounts of the individual subsidiaries. Invoices are generally considered a doubtful account if no payment has been made in the past 90 days. We review these policies on a quarterly basis, and based on these reviews, we believe we maintain adequate reserves.
  Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements.
  Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of our products.

  Inventory obsolescence is examined on a regular basis. Inventory that has been inactive for a period of three years without use in normal and current productions are reserved as obsolete. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components. At April 30, 2010 and 2009 obsolete inventory was valued at $1,244,216 and $1,114,007 respectively.
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
  Advances for Gaming Developments: We are advancing funds for the establishment of gaming. These funds have been capitalized based on costs associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of that project.

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

  We have advanced and invested a total of $4,718,991 at April 30, 2010 and $5,153,174 at April 30, 2009 in gaming developments. We have reserves of $4,171,531, at April 30, 2010 and $3,346,623 at April 30, 2009. We believe it is necessary to establish reserves against the advances because all of the proposed casinos involve legal and government approvals. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.
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

	2010	2009
	-------------	-------------
Direct labor	$417,514	$417,514
Direct materials	280,262	280,262
Consultant costs	1,914,829	1,914,829
Overhead	690,780	690,780
"JET" STCs	820,000	820,000
	-------------	-------------
	4,123,385	4,123,385
Less-Amortized costs	2,349,328	2,251,264
	-------------	-------------
STC balance	$1,774,057	$1,872,121
	=======	=======

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

  Casino gaming revenue is the gross gaming win as reported by the Kansas Lottery casino reporting systems less the mandated distributions by and for the State of Kansas.

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

The computation of the Company basic and diluted earnings per common share is as follows:
	2010	2009	2008
Net income	$2,890,126	$829,314	$1,274,478
Weighted average common shares outstanding	55,398,581	54,864,138	53,815,092
Dilutive effect of non-qualified stock option plans	104,318	69,954	113,342
Weighted average common shares outstanding, assuming dilution	55,502,899	54,934,092	53,928,434
Basic earnings per common share	$.05	$.02	$.02
Diluted earnings per common share	$.05	$.02	$.02

  Stock-based Compensation: We account for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued.

  We have nonqualified stock option plans which provide key employees and consultants an opportunity to acquire ownership in the Company. Options are granted under these plans at exercise prices equal to fair market value at the date of the grant, generally exercisable immediately, and expire in 10 years. The Company did not grant options for the fiscal years ending 2010, 2009, and 2008; therefore, there are no expenses relating to option grants for those periods. There are 6,037,229 approved option shares available to grant under these plans. The approved plan expiration date is December 31, 2010.
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
  Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2010 we had $4,304,435 in bank deposits that exceeded the federally insured limits.
  Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.
  Research and Development: We charge to operations research and development costs. The amount charged in the year ended April 30, 2010 and 2009 was approximately $1,720,168 and $1,892,305 respectively.
  Warranties: We warrant to our customer that our products and services are in good working order at the time of delivery. We warrant that these products will continue to be serviceable for periods from 90 days to up to a maximum of 36 months. Our products are tested and accepted by the customer prior to their release. For the years ended April 30, 2010, 2009, 2008 we had no beginning warranty reserve, no additions to warranty reserves, and no reductions to the warranty reserve.

  In each of the three years ended April 30, 2010, 2009, 2008 our warranty expense was immaterial.

  Recent Accounting Pronouncements: The FASB issued ASC subtopic 855-10 (formerly SFAS 165 "Subsequent Events"), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements.  The Company has adopted this standard.  The standard increased our disclosure by requiring disclosure reviewing subsequent events.  ASC 855-10 is included in the "Subsequent Events" accounting guidance.

In April 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"). ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company determined that adoption of FSP 157-4 did not have a material impact on its results of operations and financial position.

In July 2006, the FASB issued ASC subtopic 740-10 (formerly Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes"). ASC 740-10 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would "more likely than not," based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force ("EITF") 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock"). ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity's own common stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the "Codification") has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles ("GAAP"). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company's financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of FASB ASC No. 860 will not have an impact on the Company's financial statements.

International Financial Reporting Standards: In November 2008, the Securities and Exchange Commission ("SEC") issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.
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

2. DEBT: Principal amounts of debt at April 30, 2010 and 2009, consist of the following:
Promissory Notes		2010	2009
	Bank Line of Credit, available LOC $1,000,000
	interest at prime plus 2% (7.0% at April 30, 2010 - with a	$69,800	$684,608
	floor of 7%) due August 2010, collateralized by a
	first or second position on all assets of the Company.
		--------------	--------------
		$69,800	$684,608
		=========	=========
Other Notes Payable and Capital Lease Obligations
	Note payable, interest at prime plus 1%, (4.25% at April	-	80,000
	30, 2010) due August 2009 collateralized by Aircraft
	Security Agreements.

	Note payable, interest at prime plus 1%, (4.25% at April	269,841	389,841
	30, 2010) due June 2010 collateralized by Aircraft
	and Engine Security Agreements

	Note payable, interest at bank prime (3.25% at April	498,579	539,742
	30, 2010) due March 2013, collateralized by real estate.

	Note payable, interest at bank prime (3.25% at April	1,281,072	1,386,836
	30, 2010) due March 2013, collateralized by real estate.

	Note payable, interest at 6.0% due February 28,	91,023	95,291
	2024 collateralized by real estate.

	Note payable, interest at 5.0% at April 30, 2010,	20,671	632,820
	renewed and due October 2010, collateralized by real estate.

	Note payable, interest at 5.0% at April 30, 2010,	121,765	656,050
	renewed and due August 2010, collateralized by real estate.

	Note payable, interest at 7.5% at April 30, 2010,	346,611	1,330,186
	due November 2012, collateralized by real estate.

	Note payable, interest at 6.25% at April 30, 2010,	366,596	-
	due June 14, 2014, collateralized by real estate.

	Note payable, interest at prime plus 2% (7.0% at April	907,698	1,111,701
	30, 2010 - with a floor of 7%), due January 2014,
	collateralized by a first or second position on all assets.

	Notes payable, interest Libor rate plus 3.0%, (10.65% at April	825,441	1,208,733
	30, 2010) renewed May 2009, due May 2014, collateralized
	by Aircraft and Engine Security Agreements.

	Note payable, with quarterly payments of $125,000 through	908,874	1,480,334
	2012. Imputed interest calculated at 7.0%

	Other Notes Payable and Capital Lease Obligations	155,170	209,150
	due May 2011 to May 2013 with interest rates between
	3.9% and 8.5%.	--------------	--------------
		$5,793,342	$9,120,684
	Less: Current maturities	1,488,343	2,775,651
		--------------	--------------
		$4,304,999	$6,345,033
		=========	=========
Maturities of long-term debt and capital lease obligations are as follows:

Year Ending April 30	Amount
--------------	--------------
2011	$1,488,343
2012	1,167,015
2013	2,266,953
2014	464,391
2015	342,415
Thereafter	64,225
	--------------
	$5,793,342
	========
3. INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2010 and 2009 are as follows:

	April 30, 2010	April 30, 2009
Deferred tax liabilities:
Depreciation	$(160,000)	$(240,000)
	----------------------	----------------------

Deferred tax assets:
Accounts receivable reserve	89,000	43,000
Inventory and other reserves	1,225,000	883,000
Vacation accruals	72,000	63,000
	----------------------	----------------------
Total gross deferred tax assets	1,386,000	989,000
Less valuation allowance	-	(749,000)
	----------------------	----------------------
Net deferred tax assets	$1,226,000	$-
	=============	=============

Net deferred tax assets at April 30, 2009 was fully offset by a valuation allowance as management felt the Company may not realize any tax benefits, however a deferred tax asset was recorded at April 30, 2010 because management believes the Company may receive tax benefits.

With increased management income and improved income from operations in the aviation division management at April 30, 2010 believes the Company will be able to utilize tax benefits in subsequent years.

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	April 30, 2010	April 30, 2009
Statutory federal income tax rate	34.00%	34.00%
Nondeductible expenses - net	3.00%	(10.60%)
Change in valuation reserve	15.00%	23.20%
Credits	(11.00%)	(22.60%)
	----------------------	----------------------
	41.00%	24.00%
	=============	=============

Income tax expense:
Deferred income tax benefit	$(1,226,000)	$-
Current income tax	1,235,293	505,146
	----------------------	----------------------
Total income tax expense	$9,293	$505,146
	=============	=============

Current income tax expense of $1,235,293 and $505,146 are comprised of $1,100,000 and $561,830 in federal income tax and $135,293 state income tax and $56,684 state income tax refunds for the years ended April 30, 2010 and 2009, respectively.

The Company has accrued income taxes due to federal and state taxing authorities of approximately $1,025,000 and $275,000 for the years ended April 30, 2010 and 2009, respectively.

4. STOCKHOLDERS' EQUITY:
Common Stock Transactions

During the year ended April 30, 2010, we did not issue any shares of common stock that were owed as of April 30, 2008. As of April 30, 2010, we had 278,573 shares of common stock owed but not issued.

During the year ended April 30, 2010, we issued 565,667 shares valued at $197,984 as the match to the Company 401(k) plan.

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

During the year ended April 30, 2005, we agreed to issue, in a cashless exercise, 11,825,598 shares in connection with the exercise of employee stock options granted through the Company Non Qualified Stock Option Plans. As of April 30, 2010, 11,237,864 of these shares have been issued and 278,573 shares have not been issued and are shown on the financial statements as "Stock owed but not issued".

The rest of this page intentionally left blank.

5. STOCK OPTIONS AND INCENTIVE PLANS

The following represents the outstanding and exercisable number of shares, weighted average exercise price and weighted average remaining contractual life of options outstanding and exercisable.

We have nonqualified stock option plans which provide key employees and consultants an opportunity to acquire ownership in the Company. Options are granted under these plans at exercise prices equal to fair market value at the date of the grant, generally exercisable immediately, and expire in 10 years. The Company did not grant options for the fiscal years ending 2010, 2009, and 2008; therefore, there are no expenses relating to option grants for those periods. As of April 30, 2010 there are 6,037,229 approved option shares available to grant under these plans. The approved plan expiration date is December 31, 2010.

		2010	2009	2008
Options exercisable at April 30		1,224,834	1,244,834	1,493,763
Weighted average fair value per share Options granted per year		.80	.79	.81
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise and Outstanding Price
$0.9000	1,071,834	1.7 years	.9000
$0.1400	153,000	3.7 years	.1400

	Options	Average Price

Outstanding Beginning 04/30/2007	1,493,763	$0.81
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding Ending 04/30/2008	1,493,763	$0.81

Outstanding Beginning 04/30/2008	1,493,763	$0.81
Granted	-	-
Expired	248,929	0.90
Exercised	-	-
Outstanding Ending 04/30/2009	1,244,834	$0.79

Outstanding Beginning 04/30/2009	1,244,834	$0.79
Granted	-	-
Expired	20,000.0625
Exercised	-	-
Outstanding Ending 04/30/2010	1,224,834	$0.80

6. COMMITMENTS:

Lease and Rent Commitments

We lease and rent space with initial terms of three (3) years, (5) years and ten (10) years. Total rental expense incurred for the years ended April 30, 2010, 2009, and 2008, was $1,672,603, $243,133, and $239,600, respectively.

Minimum lease and rent agreement commitments under noncancellable operating leases and rental agreements for the next five (5) years are as follows:

Year Ending April 30	Amount
2011	$6,241,715
2012	6,202,489
2013	6,202,489
2014	6,202,489
2015	6,202,489
$31,051,671
7. CONTINGENCIES:

We are involved in various lawsuits incidental to our business. Management believes the ultimate liability, if any, will not have an adverse effect on the Company financial position or results of operations.

Due to our financial condition, and the need to reduce expenses, the board of directors approved the elimination of product liability insurance in August, 1989.

Obligations related to the gaming facility in Dodge City, Kansas (the Boot Hill Casino and Resort) are the rent payments by our subsidiary BHCMC, L.L.C. (BHCMC) for the agreement for the turn-key casino. BNSC and BHC Investment Company, L.C. (BHCI) jointly own BHCMC. BHCMC is currently owned 99.6% by BNSC and 0.4% by BHCI. BHCI has the option to purchase an additional 39.6% of BHCMC to complete the ownership at 60% BNSC and 40% BHCI. BHCI ownership is subject to background investigation by the Kansas Gaming and Racing Commission.

8. RELATED-PARTY TRANSACTIONS:

In the normal course of business we purchased modifications services and avionics of approximately $88,142, $74,442, and $89,398 from a company partially owned by David Hayden, a director for the Company during fiscal 2010, 2009, and 2008 respectively.

Included in accrued liabilities are $56,646 and $93,057 as of April 30, 2010, and 2009 respectively for amounts owed to our CEO for accrued compensation.

9. 401(k) SAVINGS PLAN

We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however there are only two entry dates per calendar year. Employees may contribute up to twelve percent of their pre-tax covered compensation through salary deductions. The Plan may match subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6% of the employee's salary. Employees are 100 percent vested in the employer's contributions immediately. Our matching share contribution, at the then current market value, in 2010, 2009, and 2008 was approximately $197,983, $199,303, and $268,020 respectively. If approved by the Board of Directors, the Company match is paid in common stock of the Company.

10. INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:
Industry Segmentation
Company operations are classified into six segments in Fiscal Years 2010, 2009, and 2008.

Aircraft Modifications - principally includes the modification of customer and company owned business-size aircraft from passenger to freighter configuration, addition of aerial photography capability, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault Falcon aircraft along with other specialized modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon"). In March 2008, Butler National Corporation, through its subsidiary Avcon Industries, Inc. acquired the JET autopilot product line for the Classic Learjets. The Company plans a transition of the acquisition to continue the service and support of all customers operating the JET autopilot and related equipment in the near future. In the interim period the company has extended an agreement for transition services until the FAA approves the new circuit boards.

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

Gaming - principally includes business management services and advances to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. The Boot Hill Casino and Resort commenced operations on December 15, 2009. We provide management services through our subsidiary BHCMC, LLC, a Kansas limited liability company jointly owned by BNSC and BHC Investment Company, L.C. (BHCI). BHCI is not a related party. Currently BHCMC, LLC is owned 99.6% by BNSC and 0.4% by BHCI. BHCI has the option to purchase an additional 39.6% of BHCMC to complete the ownership at 60% BNSC and 40% BHCI. BHCI ownership is subject to background investigation by the Kansas Gaming and Racing Commission. We provide these management services and advances through our subsidiary, Butler National Service Corporation ("Management Services", "Gaming" or "BNSC").

Year ended April 30, 2010
	Gaming	Avionics	Modifications	Services	Corporate	Consolidated
Net Revenue	$10,005,903	$5,497,408	$13,486,358	$1,608,468	$1,978,571	$32,576,708
Depreciation/Amortization	-	69,191	812,045	18,313	140,705	1,040,254
Operating profit	53,215	1,293,643	806,533	2,301	1,188,056	3,343,748
Capital Expenditures, net	(1,062,298)	-	60,000	-	5,215	(997,083)
Interest Expense						(455,827)
Other income						12,372
Income before tax						2,900,293
Income tax expense						9,293
Net Income						2,890,126
Identifiable assets	7,897,464	4,262,775	6,009,939	958,821	10,436,947	29,565,947

Year ended April 30, 2009
	Gaming	Avionics	Modifications	Services	Corporate	Consolidated
Net Revenue	$1,298,284	$2,255,776	$11,713,497	$1,771,755	$1,058,776	$18,093,088
Depreciation/Amortization	-	82,444	172,040	18,598	303,642	576,724
Operating profit	655,581	(87,532)	967,085	24,316	272,432	1,831,882
Capital Expenditures, net	(96,879)	24,375	223,488	21,021	26,902	198,907
Interest Expense						(504,829)
Other income						7,407
Income before tax						1,334,460
Income taxes						505,146
Net Income						829,314
Identifiable assets	4,388,715	4,159,006	5,504,679	424,579	11,321,178	25,798,157

Year ended April 30, 2008
	Gaming	Avionics	Modifications	Services	Corporate	Consolidated
Net Revenue	$1,507,049	$5,024,781	$8,646,562	$1,557,792	$910,381	$17,646,565
Depreciation/Amortization	-	85,679	26,476	18,154	30,624	160,933
Operating profit	380,979	842,553	814,599	138,133	26,296	2,202,560
Capital Expenditures, net	2,015,899	11,019	14,047	-	618,555	2,659,520
Interest Expense						(639,732)
Other income						72,172
Income before tax						1,635,000
Income taxes						360,522
Net Income						1,274,478
Identifiable assets	4,302,662	5,927,915	4,924,442	364,198	11,584,641	27,103,858

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:
	2010	2009	2008
Modifications	N/A*	10.9%	N/A*
Avionics	N/A*	N/A*	15.8%
Indian Management Services	N/A*	N/A*	N/A*
Environmental Services (City Contract)	N/A*	N/A*	N/A*

%.*Revenue represented less than 10% of consolidated revenue.

In fiscal 2010 the Company derived 29% of total sales from five customers. The top customer provided 9.4% of total sales while the next top four customers ranged from 4.5% to 5.4

11. SELF FUNDED INSURANCE

In November 2008 we discontinued our Self Funded insurance plan. The increase in administrative burden along with the substantial liability to the plan resulted in a change to a standard insurance plan with a national carrier.

The rest of this page left intentionally blank.

12. FAIR VALUE MEASURMENTS

The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. The adoption of ASC Topic 820-10 did not impact the Company's financial condition or results of operations. ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 - Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 - Valuations based on inputs that are supportable by little or no market activity and that are signifigant to the fair value of the asset or liability.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2009:

		Level 1	Level 2	Level 3	Fair Value
Cash and CDs		$1,978,038	$-	$-	$1,978,038
Accounts receivable		-	544,025	-	544,025
Accounts payable		-	618,245	-	618,245
Accrued liabilities		-	1,035,917	-	1,035,917
Notes payable		-	9,120,684	-	9,120,684
		---------------	---------------	---------------	---------------
		$1,978,038	$11,318,871	$-	$13,296,909

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2010:

		Level 1	Level 2	Level 3	Fair Value
Cash and CDs		$8,706,546	$-	$-	$8,706,546
Accounts receivable		-	2,139,835	-	2,139,835
Accounts payable		-	970,495	-	970,495
Accrued liabilities		-	3,898,138	-	3,898,138
Notes payable		-	5,793,342	-	5,793,342
		---------------	---------------	---------------	---------------
		$8,706,546	$12,801,810	$-	$21,508,356

13. PRODUCT LINE ACQUISITION

On April 10, 2008, our subsidiary Avcon Industries, Inc. acquired the JET product line to add to our product line of "Classic Aviation Products". This product line includes product inventory, test equipment, technical documentation, intellectual property and other assets totaling approximately $3,000,000. We paid cash for a portion of this product line and signed an obligation to the seller for the payment of the balance in four annual payments. On December 7, 2009 we signed an amendment to the purchase agreement that L-3 communication would provide "Transition Services" through December 2010. We signed two additional amendments to extend the transition agreement on December 9, 2008 and June 5, 2009.

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

In June 2009 we sold 104 acres of land to BHC Development as a part of the build-to-suit agreement for $2,000,000. The cost associated with this sale was $1,503,567. On June 15, 2009, our subsidiary, Kansas International DDC, LLC exercised our option to purchase approximately 49 acres east of Highway 50 Bypass across from the future location of the Boot Hill Casino and Resort in Dodge City, Kansas. After option fee payments and additional deposits we borrowed approximately $375,000 to make this purchase.

15. SUBSEQUENT EVENTS In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure.

16. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected unaudited financial information for each quarter of fiscal 2010, 2009, and 2008 (in thousands, except per share amounts).

2010	First	Second	Third	Fourth	Total
Revenue	$6,069	$4,411	$8,924	$13,173	$32,577
Operating Income (Loss)	1,198	113	977	1,056	3,344
Nonoperating Income (Expense)	(480)	(94)	(334)	455	(453)
Net Income (Loss)	718	19	643	1,510	2,890
Basic Earnings (Loss) per Share*	.01	.00	.01	.03	.05
Diluted Earnings (Loss) per Share*	.01	.00	.01	.03	.05
*Rounded to nearest tenth

2009	First	Second	Third	Fourth	Total
Revenue	$5,204	$4,056	$4,545	$4,288	$18,093
Operating Income (Loss)	656	(5)	503	678	1,832
Nonoperating Income (Expense)	(338)	(41)	(225)	(398)	(1,002)
Net Income (Loss)	318	(46)	278	279	829
Basic Earnings (Loss) per Share*	.01	.01	.01	.01	.02
Diluted Earnings (Loss) per Share*	.01	.01	.01	.01	.02
*Rounded to nearest tenth

2008	First	Second	Third	Fourth	Total
Revenue	$4,707	$4,234	$4,259	$4,446	$17,646
Operating Income (Loss)	410	335	442	1,015	2,202
Nonoperating Income (Expense)	(178)	(148)	(249)	(353)	(928)
Net Income (Loss)	232	187	193	662	1,274
Basic Earnings (Loss) per Share*	.00	.01	.01	.01	.02
Diluted Earnings (Loss) per Share*	.00	.01	.01	.01	.02
*Rounded to nearest tenth

The individual quarter and fiscal year earnings per share are presented as shown in our quarterly and annual filings with the Securities and Exchange Commission. These numbers are rounded up to the nearest tenth.

SCHEDULE II

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED APRIL 30, 2010, 2009 AND 2008
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Description
Year ended April 30, 2010
Allowance for doubtful accounts	$111,840	$118,129	$-	$229,969
Reserve for inventory obsolescence	1,114,007	165,384	-	1,244,216
Reserve for Indian gaming development	3,346,623	1,259,091	434,183	4,171,531
Income tax valuation allowance	749,000	-	749,000	-

Year ended April 30, 2009
Allowance for doubtful accounts	$75,040	$36,800	$-	$111,840
Reserve for inventory obsolescence	477,254	636,753	-	1,114,007
Reserve for Indian gaming development	3,346,623	-	-	3,346,623
Income tax valuation allowance	784,000	-	35,000	749,000

Year ended April 30, 2008
Allowance for doubtful accounts	$154,233	$-	$79,193	$75,040
Reserve for inventory obsolescence	452,942	24,312	-	477,254
Reserve for Indian gaming development	2,912,440	434,183	-	3,346,623
Deferred interest (1)	15,446	-	15,446	-
Income tax valuation allowance	1,551,000	-	767,000	784,000

(1) Interest to be paid as part of the note payable on discontinued operations.