Form 10-Q
period 2010-07-31
BUTLER NATIONAL CORP
filed 2010-09-10
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
---------------------------------- FORM 10-Q -----------------------------------
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number 0-1678
BUTLER NATIONAL CORPORATION (Exact name of registrant as specified in its charter)
Kansas (State or other jurisdiction of incorporation or organization)	41-0834293 (I.R.S. Employer Identification No.)
19920 West 161st Street, Olathe, Kansas 66062 (Address of principal executive offices)(Zip Code)
Registrant's telephone number, including area code: (913) 780-9595
Former name, former address and former fiscal year if changed since last report: Not Applicable

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes __ No X
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 3, 2010 was 55,962,698 shares.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX
PART I. FINANCIAL INFORMATION
Item 1	Financial Statements	PAGE NO.
	Condensed Consolidated Balance Sheets - July 31, 2010 and April 30, 2010	3
	Condensed Consolidated Statements of Operations - Three Months ended July 31, 2010 and 2009	4
	Condensed Consolidated Statements of Cash Flows - Three Months ended July 31, 2010 and 2009	5
	Notes to Condensed Consolidated Financial Statements	6-8
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-14
Item 3	Quantitative & Qualitative Disclosures about Market Risk	14
Item 4	Controls and Procedures	14-15
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3	Defaults Upon Senior Securities	16
Item 4	(Removed and Reserved)
Item 5	Other Information	16
Item 6	Exhibits	17
Signature		18
Exhibit Index		E-1

BUTLER NATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS

	07/31/10	04/30/10		7/31/10	04/30/10
	(unaudited)	(audited)		(unaudited)	(audited)
ASSETS			LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$5,553,848	$8,706,546	Bank overdraft payable	$255,613	$257,852
Accounts receivable			Line of Credit	175,147	69,800
(net of allowance for doubtful accounts of $229,969 at	2,577,598	2,139,835	Current maturities of long-term debt and capital lease
July 31, 2010 and April 30, 2010)			obligations	1,218,502	1,488,343
			Accounts payable	810,241	712,643
Inventories -			Customer deposits	1,537,472	826,443
(net of obsolete of $1,244,216 at July 31, 2010 and			Deposits other	-	1,700,000
April 30, 2010)			Gaming facility mandated payment	2,339,954	1,659,683
Raw materials	4,720,562	4,669,138	Accrued liabilities
Work in process	1,565,960	1,129,907	Compensation and compensated absences	782,162	1,091,973
Finished goods	1,090,753	1,086,276	Accrued income tax	242,419	847,419
	-------------------	------------------	Other	236,036	299,063
	7,377,275	6,885,321		-------------------	-------------------
			Total current liabilities	7,597,546	8,953,219

Prepaid expenses and other current assets	893,824	452,609	LONG-TERM DEBT, AND CAPITAL LEASE NET OF
	-------------------	-------------------	CURRENT MATURITIES:	4,036,443	4,304,999
Total current assets	16,402,545	18,184,311		-------------------	-------------------
			Total liabilities	11,633,989	13,258,218
PROPERTY, PLANT AND EQUIPMENT:
Land and building	3,142,486	3,057,144	COMMITMENTS AND CONTINGENCIES
Aircraft	3,774,059	3,766,059	STOCKHOLDERS' EQUITY:
Machinery and equipment	2,487,497	2,372,382	Preferred stock, par value $5:
Office furniture and fixtures	823,493	823,493	Authorized 50,000,000 shares, all classes
Leasehold improvements	4,249	4,249	Designated Classes A and B 200,000 shares
	-------------------	------------------	$1,000 Class A, 9.8%, cumulative if earned
	10,231,784	10,023,327	liquidation and redemption value $100,
Accumulated depreciation	(3,728,326)	(3,483,811)	no shares issued and outstanding	-	-
	-------------------	------------------	$1,000 Class B, 6%, convertible cumulative,
	6,503,458	6,539,516	liquidation and redemption value $1,000
			no shares issued and outstanding	-	-
SUPPLEMENTAL TYPE CERTIFICATES:	1,763,868	1,774,057	Common stock, par value $.01:
(net of amortization of $2,359,518 at July 31, 2010 and			Authorized 100,000,000 shares
$2,349,328 at April 30, 2010)			issued and outstanding 56,562,698 shares at July 31, 2010
ADVANCES FOR GAMING DEVELOPMENTS:	547,460	547,460	and April 30, 2010	565,627	565,627
(net of reserves of $4,171,531 at July 31, 2010 and			Common stock, owed but not issued 278,573 shares
April 31, 2010)			in 2010 and in 2009	2,786	2,786
OTHER ASSETS:			Capital contributed in excess of par	11,458,809	11,458,809
Deferred tax asset	1,309,000	1,226,000	Treasury stock at cost, 600,000 shares	(732,000)	(732,000)
Other assets	1,303,684	1,294,603	Minority Interest	(287)	874
(net of accumulated amortization of $224,974 at
July 31, 2010 and $198,727 at April 30, 2010)	-------------------	------------------	Retained earnings	4,901,091	5,011,633
Total other assets	2,612,684	2,520,603		-------------------	-------------------
			Total stockholders' equity	16,196,026	16,307,729
	-------------------	-------------------		-------------------	-------------------
Total Assets	$27,830,015	$29,565,947	Total liabilities and stockholders' equity	$27,830,015	$29,565,947
	==========	==========		==========	==========
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED
	July 31,
		2010	2009

REVENUES
Aircraft / Modifications		$2,166,722	$2,280,538
Avionics / Defense		985,305	2,273,373
Management / Professional Services		1,149,424	1,514,628
Gaming facility		5,244,907	-
		--------------	--------------
Net Revenue		9,546,358	6,068,539

COST OF SALES
Aircraft / Modifications		1,972,007	2,005,435
Avionics / Defense		383,211	1,147,362
Management / Professional Services		354,623	528,585
Gaming facility		1,583,922	-
		--------------	--------------
Total Cost of Sales		4,293,763	3,681,382
		--------------	--------------
GROSS PROFIT		5,252,595	2,387,157

OPERATING EXPENSES MARKETING, GENERAL & ADMINISTRATIVE		5,316,413	1,685,832
GAIN ON SALE OF LAND		-	(496,433)
		--------------	--------------
OPERATING INCOME (LOSS)		(63,818)	1,197,758

OTHER INCOME (EXPENSE)
Interest expense		(91,330)	(120,602)
Other		(38,605)	9,264
		--------------	--------------
Other income (expense)		(129,935)	(111,338)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES		(193,753)	1,086,420

PROVISION FOR INCOME TAXES		82,050	(368,400)
		--------------	--------------
NET INCOME BEFORE MINORITY INTEREST		(111,703)	718,020
MINORITY INTEREST		1,161	-
		--------------	--------------
NET INCOME (LOSS)		$(110,542)	$718,020
		========	========

BASIC EARNINGS PER COMMON SHARE		$.00	$.01
		=========	=========
Shares used in per share calculation		55,962,698	55,089,857
		=========	==========
DILUTED EARNINGS PER COMMON SHARE	$	N/A	$.01
		=========	=========
Shares used in per share calculation		N/A	55,194,160
		=========	=========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS ENDED
	July 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(111,703)	$718,020
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation and amortization	285,311	78,508
Amortization (Supplemental Type Certificates)	10,190	11,422
(Gain) Loss on sale of fixed asset	43,450	-
Gain on sale of land	-	(496,433)

Changes in assets and liabilities -
Accounts receivable	(437,763)	(901,048)
Inventories	(491,954)	672,942
Prepaid expenses and other current assets	(559,545)	115,792
Accounts payable	95,358	219,625
Customer deposits	711,029	(771,304)
Deposits other	(1,700,000)	-
Accrued liabilities	(949,148)	274,666
Gaming facility mandated payment	680,271	-
Other liabilities	(28,687)	-
	--------------	--------------
Cash provided by (used in) operating activities	(2,453,191)	(77,810)
	--------------	--------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(305,457)	(441,270)
Proceeds from sale of land/other assets	39,000	2,000,000
	--------------	-------------
Cash provided by (used in) investing activities	(266,457)	1,558,730

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit, net	105,347	(342,568)
Borrowings of promissory notes, long-term debt and capital lease obligations	-	375,000
Repayments of promissory notes, long-term debt and capital lease obligations	(538,397)	(2,008,500)
	--------------	--------------
Cash provided by (used in) financing activities	(433,050)	(1,976,068)
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	(3,152,698)	(495,148)

CASH, beginning of period	8,706,546	1,978,038
	--------------	--------------
CASH, end of period	$5,553,848	$1,482,890
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$91,749	$123,027
Income taxes paid	605,000	100,000

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2010. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2010 are not indicative of the results of operations that may be expected for the year ending April 30, 2011.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years.

2. Recent Accounting Pronouncements: The Financial Accounting Standards Board ("FASB") issued ASC subtopic 855-10 (formerly SFAS 165 "Subsequent Events"), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements.  Butler National Corporation (the "Company") has adopted this standard.  The standard increased our disclosure by requiring disclosure reviewing subsequent events.  ASC 855-10 is included in the "Subsequent Events" accounting guidance.

In April 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"). ASC subtopic 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company determined that adoption of FSP 157-4 did not have a material impact on its results of operations and financial position.

In July 2006, the FASB issued ASC subtopic 740-10 (formerly Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes"). ASC subtopic 740-10 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would "more likely than not," based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force ("EITF") 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock"). ASC 815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity's own common stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the "Codification") has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles ("GAAP"). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, did not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity ("VIE"). FASB ASC Topic 810, "Consolidation," which amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC topic 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This did not have an impact on the Company's financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing ("FASB ASC No. 860"). FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of FASB ASC No. 860 did not have an impact on the Company's financial statements.

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

3. Advances for Gaming Developments: We have advanced funds for the establishment of gaming. These funds were capitalized based on the costs associated with the acquisition, development, and construction of real estate and real estate-related projects to be capitalized as part of those projects.

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

We have advanced and invested a total of $4,718,991 at July 31, 2010 and at April 30, 2010 in gaming developments. We have reserves of $4,171,531, at July 31, 2010 and at April 30, 2010. We believe it is necessary to establish reserves against the advances because all of the proposed casinos involve legal and government approvals. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

4. Net Income (Loss) Per Share: The Company adopted ASC 260 (Formerly Statement of Financial Accounting Standards No. 128) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded.

5. Research and Development: We invested in research and development activities. The amount invested in the three months ended July 31, 2010 and 2009 was approximately $419,000 and $495,000 respectively.

6. Borrowings: At July 31, 2010, the Company had one line of credit totaling $1,000,000. The unused line at July 31, 2010 was $824,853. During the current year these funds were primarily used for the purchase of inventory for the modifications and avionics operations.

At July 31, 2010, there were several notes collateralized by aircraft security agreements totaling $783,190. These notes were used for the purchase and modifications of these collateralized aircraft.

There are two notes at a bank totaling $1,742,115 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is in March 2013.

Four notes to a bank were entered into between March and April 2006 for the purchase of a building and several vacant lots in Junction City, Kansas. One note has been paid in full and the remaining balance of the three notes in total is $232,547. The construction notes have renewed biannually over the past four years.

We have two notes with a total balance of $698,396 for real estate purchased in Dodge City, Kansas.

One note with a balance of $854,352 is collateralized by the first and second position on all assets of the company. This was used as capital for our daily business operations in 2006. There are several other notes collateralized by automobiles and equipment totaling an additional $141,257.

In March 2008 we acquired an avionics product line. As part of this acquisition we have remaining obligations of $803,087.

7. Asset Allocation: During the quarter ending October 31, 2009 the aircraft inventory was reallocated as a long term asset. In review of the current economic conditions and its relationship to the current retail and wholesale aircraft markets we have reallocated our aircraft inventory as long term assets beginning August 1, 2009. Depreciation is calculated over the life of five years.

8. Subsequent Events: On August 18, 2010, the Company issued 193,750 shares of Company common stock to Humanity Worldwide, LLC ("Humanity"). These shares were issued in consideration for Humanity's marketing and consulting services related to increasing public awareness and shareholder interest in the Company.

The issuance of stock by the Company to Humanity is exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Humanity has represented to the Company and the Company believes that Humanity is an "accredited investor" as defined in Rule 501(a) of Regulation D.

The rest of this page is intentionally left blank.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REFERENCE TO EXHIBIT 99 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K

Statements made in this report, filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Cautionary Statements and Risk Factors, filed as Exhibit 99 and Item 1A. Risk Factors to the Company's Annual Report on Form 10-K for the year ended April 30, 2010 are incorporated herein by reference. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2011 COMPARED TO FIRST QUARTER FISCAL 2010

Our revenue for the three months ended July 31, 2010 was $9,546,358, an increase of 57.3% from the three months ended July 31, 2009 with revenue of $6,068,539. Our operating loss for the three months ended July 31, 2010 was $63,818, compared to a profit of $1,197,758 for the three months ended July 31, 2009. Approximately $496,000 of the operating profit in 2009 can be attributed to the sale of land in Dodge City, Kansas.

Discussion of the specific changes by operation at each business segment follows (the results of operations are based on pre-corporate allocations):

Aircraft Modifications: Revenue from Aircraft Modifications segment for the three months ending July 31, 2010, was $2,166,722, a decrease of 5.0% from the three months ending July 31, 2009 with revenue of $2,280,538, and a decrease of 37.1% from the three months ending July 31, 2008 with revenue of $3,447,130. The modifications segment had an operating loss of $61,601 in the three months ended July 31, 2010, an operating profit of $48,319 in the three months ending July 31, 2009, and $774,867 in the three months ending July 31, 2008. The reallocation of aircraft to a long term asset resulted in additional depreciation expense of approximately $187,452, reducing our operating profit for the three months ending July 31, 2010.

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

Avionics: Revenue from Avionics segment for the three months ending July 31, 2010, was $985,305, a decrease of 56.7% from the three months ending July 31, 2009 with revenue of $2,273,373, and an increase of 13.1% from the three months ending July 31, 2008 with revenue of $871,249. The avionics segment had an operating profit of $419,105 in the three months ending July 31, 2010, $946,448 for the three months ending July 31, 2009, and an operating loss of $41,106 for the three months ending July 31, 2008. The decrease in operating profit is directly related to the decrease in revenue. Many economic and political uncertainties can impact the avionics products line.

Services - SCADA Systems and Monitoring Services: Revenue in the Monitoring Services Segment increased from $381,100 for the three months ended July 31, 2009 to $422,777 for the three months ended July 31, 2010. During the three months ended July 31, 2010, we maintained a relatively level volume of long-term contracts with municipalities. We anticipate increases in revenue from additional lift station rehabilitations over the next three to four years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal year 2011. An operating profit of $64,816 in Monitoring Services was recorded for the three months ended July 31, 2010, compared to a profit of $65,029 for the three months ended July 31, 2009, a decrease of 0.3%. We believe the service business has had revenue stability over the past few years and we expect this to continue.

Corporate / Professional Services: Services in this segment include the architectural services of BCS Design, Inc., activities related to gaming and other real estate development, on site contract management of gaming establishments, and engineering consulting services.

Revenues consisting of architectural services and revenues related to completed construction projects were $142,800 for the three months ended July 31, 2009 and none for the three months ended July 31, 2010. Projects related to architectural services decreased $123,338 for the three months to revenues of $165,860 at July 31, 2010. An operating loss of $33,945 for the three months ending July 31, 2010 was recorded compared to a profit of $68,128 for the three months ended July 31, 2009.

Revenues related to gaming and other real estate development, on site contract management of gaming establishments for the three months ended July 31, 2010 was $564,581 compared to $701,480 for the three months ended July 31, 2009, a decrease of 19.5%. Operating profits from management services related to gaming increased $184,801 from $104,310 for the three months ended July 31, 2009, to $289,111 for the three months ended July 31, 2010.

The Gaming Facility located in Dodge City, Kansas known as Boot Hill Casino and Resort opened for business on December 15, 2009. In the three months ended July 31, 2010 the Gaming Facility received gross revenues including funds for the State of Kansas of $10,059,750. Mandated fees, taxes and distributions reduced gross revenue by $4,814,843 leaving net revenue to us, as the manager, of $5,244,907. The net loss from the Gaming Facility for the three months ended July 31, 2010 was $292,359.

Selling, General and Administrative ("SG&A"): Expenses were $5,316,413, or 55.7% of revenue, for the three months ended July 31, 2010 compared to $1,685,832 or 27.7% of revenue for the three months ended July 31, 2009. Of these costs, $3,953,344 were directly related to Gaming Facility. Additional consulting and payroll expenses of approximately $267,000 were directly related to other gaming development. Selling, General and Administrative costs increased by $3,630,580 for the three months ending July 31, 2010 compared to the three months ended July 31, 2009.

As we grow, we anticipate that overhead expenses may increase. We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense): Interest expense decreased from $120,602 in the three months ended July 31, 2009 to $91,329 for the three months ended July 31, 2010. The decrease in interest was a result of reducing our overall debt from the previous year by approximately $2,400,000.

Earnings: Our operating loss for the three months ended July 31, 2010 was $63,818, compared to a profit of $1,197,758 for the three months ended July 31, 2009. Approximately $496,000 of the operating profit in 2009 can be attributed to the sale of land in Dodge City, Kansas.

Consolidated Net Income: As a result of the factors described above, our net loss for the three months ended July 31, 2010 was $110,542 compared to a profit of $718,020 for the three months ended July 31, 2009, a decrease of $828,562. The loss of income before taxes and minority interest from July 31, 2010, was $194,702 of which casino operations contributed more than $292,000 as part of that loss.

Employees: We employed 94 full time and 2 part time employees on July 31, 2010 compared to 97 full time and 2 part time employees on July 31, 2009. As of September 3, 2010, our staffing is 94 full time and 2 part time employees. Our staffing at Boot Hill Casino & Resort on July 31, 2010 was 238 full time and 31 part time employees and at September 3, 2010 is 242 full time employees and 31 part time employees. None of our employees are subject to any collective bargaining agreements.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2011 and beyond.

Obligations related to the Gaming Facility in Dodge City, Kansas (the Boot Hill Casino and Resort) are the rent payments by our subsidiary BHCMC, L.L.C. ("BHCMC") for the agreement for the turn-key casino. Butler National Service Corporation ("BNSC") and BHC Investment Company, L.C. ("BHCI") jointly own BHCMC. BHCMC is currently owned 99.6% by BNSC and 0.4% by BHCI. BHCI has the option to purchase an additional 39.6% of BHCMC to complete the ownership at 60% BNSC and 40% BHCI. BHCI ownership is subject to background investigation by the Kansas Gaming and Racing Commission.

BHC Investment Company, L.C. (BHCI) is not a related party. We do not own nor do our officers or directors have ownership in BHCI. The Gaming Facility known as Boot Hill Casino and Resort was constructed and equipped by BHC Development, L.C., an unrelated real estate development company. BHC Development, L.C. rents the facility to BHCMC, LLC.

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC require the completion of an addition to the Boot Hill Casino and Resort that is planned to open in late 2012. We may need additional funding to complete this expansion.

Analysis and Discussion of Cash Flow

During the first three months of fiscal year 2011 our cash position decreased by $3,152,698. The decrease is attributed to the following. Cash used in operating activities was $2,453,191. We reported a net loss of $111,703 during the three months ended July 31, 2010. Non-cash charges to income for depreciation and amortization were $295,501, of which approximately $187,000 was aircraft depreciation. We sold an aircraft at a loss of $43,450. Other cash used in operating activities included an increase in accounts receivable of $437,763. The change in accounts receivable by segment were a decrease of 11% in Aircraft Modifications, an increase in Avionics of 15%, an increase in Gaming Facility of 122%, and a decrease in Management and Services of 28%. Customer deposits provided cash in operating activities of $711,029. We returned a deposit from BHC Development, LC (an unrelated development company) totaling $1,700,000 as part of the build-to-suit agreement in the initial Gaming Facility vault bank balance. A reduction in accounts payable and accrued liabilities resulted in the use of $277,477. The State of Kansas mandated expense accrual increase by approximately $680,000. We used cash to pay taxes of $605,000. An increase in prepaid expenses and other current assets resulted in the use of cash of $559,545. Inventory increase by approximately $492,000, a majority of this increase is related to work in process at our Aircraft Modification division in Newton, Kansas.

Cash used in investing activities was $266,457. We invested approximately $85,000 towards the purchase of 20 acres in Dodge City. We purchased used and new machinery and equipment of $115,155 for the Aircraft Modification facilities. We purchased a more efficient aircraft and sold a less efficient aircraft for the net use in cash of $8,000.

Cash used in financing activities was $433,050. We reduced our debt by more than $538,000 and increased our line of credit by approximately $105,000.

Critical Accounting Policies and Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management judgments and estimates. These significant accounting policies relate to revenue recognition, bad debts, the use of estimates, long-lived assets, Supplemental Type Certificates, advances to Indian gaming developments, and advances to Gaming Facilities. These policies and our procedures related to these policies are described in detail below and under specific areas within this "Management Discussion and Analysis of Financial Condition and Results of Operations."

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

Revenue from Avionics products are recognized when shipped. Payment for these Avionics products is due within 30 days of the invoice date after shipment. Revenue for SCADA services, Gaming Management, and other Corporate/Professional Services is recognized as the service is rendered and invoiced. Payments for these service invoices are usually received within 30 days.

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

We have advanced and invested a total of $4,718,991 at July 31, 2010 and at April 30, 2010 in gaming developments. We have reserves of $4,171,531, at July 31, 2010 and at April 30, 2010. We believe it is necessary to establish reserves against the advances because all of the proposed casinos involve legal and government approvals. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

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

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws. Net deferred tax assets at April 30, 2010 was fully offset by a valuation allowance as management felt the Company may not realize any tax benefits, however a deferred tax asset was recorded at April 30, 2010 because management believes the Company may receive tax benefits.

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

Fair Value Measurements: The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. The adoption of ASC Topic 820-10 did not impact the Company's financial condition or results of operations. ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

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

Level 3 - Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

Changing Prices and Inflation

We experienced little pressure from inflation in 2010. From fiscal year 2009 to fiscal year 2010 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal years 2011 and 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see Item 7(a) of our Form 10-K for the period ending April 30, 2010.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2010.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no material changes in the Company internal controls over financial reporting as of July 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

The rest of this page is intentionally left blank.
PART II. OTHER INFORMATION
Item 1.

LEGAL PROCEEDINGS.
A lawsuit was filed in the United States District Court for the District of Kansas by the State of Kansas against us, the United States, the Business Committee members of the Miami Tribe and others on October 14, 1999, challenging the determination by the National Indian Gaming Commission ("NIGC") that the Miami Princess Maria Reserve No. 35 is Indian land for the purposes of gaming under the Indian Gaming Regulatory Act. The question in the case has been remanded to the NIGC for further review. The NIGC has not made a further determination on the question. The Miami Tribe expects to eventually receive a favorable determination. We cannot reliably predict the outcome of the case.

Butler National filed a lawsuit in the United States District Court for the Eastern District of Texas against General Electric in May 2008 and others related to the overhaul of two CJ-610 aircraft jet engines. The lawsuit was settled.

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

As of July 31, 2010, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS. There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K for year ended April 30, 2010.
Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On August 18, 2010, the Company issued 193,750 shares of Company common stock to Humanity Worldwide, LLC ("Humanity"). These shares were issued in consideration for Humanity's marketing and consulting services related to increasing public awareness and shareholder interest in the Company.

The issuance of stock by the Company to Humanity is exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Humanity has represented to the Company and the Company believes that Humanity is an "accredited investor" as defined in Rule 501(a) of Regulation D.

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
99

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2010.

The rest of this page is intentionally left blank.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BUTLER NATIONAL CORPORATION (Registrant)
September 10, 2010 Date	/s/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
September 10, 2010 Date	/s/ Angela D. Shinabargar Angela D. Shinabargar (Chief Financial Officer)
Exhibit Index
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2010.