Form 10-Q
period 2010-10-31
BUTLER NATIONAL CORP
filed 2010-12-14
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
---------------------------------- FORM 10-Q -----------------------------------
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes __ No X
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 3, 2010 was 56,156,448 shares.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX
PART I. FINANCIAL INFORMATION
Item 1	Financial Statements	PAGE NO.
	Condensed Consolidated Balance Sheets - October 31, 2010 and April 30, 2010	3
	Condensed Consolidated Statements of Operations - Three Months ended October 31, 2010 and 2009	4
	Condensed Consolidated Statements of Operations - Six Months ended October 31, 2010 and 2009	5
	Condensed Consolidated Statements of Cash Flows - Six Months ended October 31, 2010 and 2009	6
	Notes to Condensed Consolidated Financial Statements	7-8
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14
Item 3	Quantitative & Qualitative Disclosures about Market Risk	14
Item 4	Controls and Procedures	14
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3	Defaults Upon Senior Securities	15
Item 4	(Removed and Reserved)
Item 5	Other Information	15
Item 6	Exhibits	15-16
Signature		17
Exhibit Index		E-1

BUTLER NATIONAL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/10	04/30/10		10/31/10	04/30/10
	(unaudited)	(audited)		(unaudited)	(audited)
ASSETS			LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$6,686,455	$8,706,546	Bank overdraft payable	$203,349	$257,852
Accounts receivable			Line of Credit	116,185	69,800
(net of allowance for doubtful accounts of $148,870 at	1,932,747	2,139,835	Current maturities of long-term debt and capital lease
October 31, 2010 and April 30, 2010)			obligations	1,428,638	1,488,343
			Accounts payable	1,056,659	712,643
Inventories -			Customer deposits	728,350	826,443
(net of obsolete of $1,244,216 at October 31, 2010 and			Deposits other	-	1,700,000
April 30, 2010)			Gaming facility mandated payment	2,858,589	1,659,683
Raw materials	5,226,980	4,669,138	Accrued liabilities
Work in process	1,242,749	1,129,907	Compensation and compensated absences	1,027,666	1,091,973
Finished goods	1,084,754	1,086,276	Accrued income tax	172,769	847,419
	-------------------	------------------	Other	246,089	299,063
	7,554,483	6,885,321		-------------------	-------------------
			Total current liabilities	7,838,294	8,953,219

Prepaid expenses and other current assets	1,070,684	452,609	LONG-TERM DEBT, AND CAPITAL LEASE NET OF
	-------------------	-------------------	CURRENT MATURITIES:	4,714,963	4,304,999
Total current assets	17,244,369	18,184,311		-------------------	-------------------
			Total liabilities	12,553,257	13,258,218
PROPERTY, PLANT AND EQUIPMENT:
Land and building	3,142,486	3,057,144	COMMITMENTS AND CONTINGENCIES
Aircraft	4,131,609	3,766,059	STOCKHOLDERS' EQUITY:
Machinery and equipment	2,920,335	2,372,382	Preferred stock, par value $5:
Office furniture and fixtures	997,514	823,493	Authorized 50,000,000 shares, all classes
Leasehold improvements	31,389	4,249	Designated Classes A and B 200,000 shares
	-------------------	------------------	$1,000 Class A, 9.8%, cumulative if earned
	11,223,333	10,023,327	liquidation and redemption value $100,
Accumulated depreciation	(4,017,948)	(3,483,811)	no shares issued and outstanding	-	-
	-------------------	------------------	$1,000 Class B, 6%, convertible cumulative,
	7,205,385	6,539,516	liquidation and redemption value $1,000
			no shares issued and outstanding	-	-
SUPPLEMENTAL TYPE CERTIFICATES:	1,717,865	1,774,057	Common stock, par value $.01:
(net of amortization of $2,359,518 at October 31, 2010 and			Authorized 100,000,000 shares
$2,349,328 at April 30, 2010)			issued and outstanding 56,756,448 shares at October 31, 2010
ADVANCES FOR GAMING DEVELOPMENTS:	547,460	547,460	and April 30, 2010	567,564	565,627
(net of reserves of $4,171,531 at October 31, 2010 and			Common stock, owed but not issued 278,573 shares
April 30, 2010)			in 2010 and in 2009	2,786	2,786
OTHER ASSETS:			Capital contributed in excess of par	11,534,371	11,458,809
Deferred tax asset	1,279,759	1,226,000	Treasury stock at cost, 600,000 shares	(732,000)	(732,000)
Other assets	1,303,684	1,294,603	Minority Interest	(1,237)	874
(net of accumulated amortization of $251,221 at
October 31, 2010 and $198,727 at April 30, 2010)	-------------------	------------------	Retained earnings	5,373,781	5,011,633
Total other assets	2,583,443	2,520,603		-------------------	-------------------
			Total stockholders' equity	16,745,265	16,307,729
	-------------------	-------------------		-------------------	-------------------
Total Assets	$29,298,522	$29,565,947	Total liabilities and stockholders' equity	$29,298,522	$29,565,947
	==========	==========		==========	==========
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED
	October 31,
	2010	2009

REVENUES
Aircraft / Modifications	$3,836,278	$2,384,846
Avionics / Defense	942,788	1,169,012
Management / Professional Services	1,050,840	856,750
Gaming facility	5,186,531	-
	--------------	--------------
Net Revenue	11,016,437	4,410,608

COST OF SALES
Aircraft / Modifications	2,303,985	1,893,860
Avionics / Defense	702,134	780,502
Management / Professional Services	298,621	559,228
Gaming facility	1,566,447	-
	--------------	--------------
Total Cost of Sales	4,871,187	3,233,590
	--------------	--------------
GROSS PROFIT	6,145,250	1,177,018

OPERATING EXPENSES MARKETING, GENERAL & ADMINISTRATIVE	5,364,813	1,064,384
	--------------	--------------
OPERATING INCOME (LOSS)	780,437	112,634

OTHER INCOME (EXPENSE)
Interest expense	(90,681)	(94,524)
Other	2,103	1,108
	--------------	--------------
Other income (expense)	88,578	(93,416)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	691,859	19,218

PROVISION FOR INCOME TAXES	220,120	-
	--------------	--------------
NET INCOME BEFORE MINORITY INTEREST	471,739	19,218
MINORITY INTEREST	941	-
	--------------	--------------
NET INCOME (LOSS)	$472,680	$19,218
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.00
	=========	=========
Shares used in per share calculation	56,156,448	55,397,031
	=========	==========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.00
	=========	=========
Shares used in per share calculation	56,266,608	55,501,334
	=========	=========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	SIX MONTHS ENDED
	October 31,
	2010	2009

REVENUES
Aircraft / Modifications	$6,003,000	$4,665,384
Avionics / Defense	1,928,093	3,442,385
Management / Professional Services	2,200,265	2,371,378
Gaming facility	10,431,437	-
	--------------	--------------
Net Revenue	20,562,795	10,479,147

COST OF SALES
Aircraft / Modifications	4,275,992	3,899,295
Avionics / Defense	1,085,345	1,927,864
Management / Professional Services	653,244	1,087,813
Gaming facility	3,150,368	-
	--------------	--------------
Total Cost of Sales	9,164,949	6,914,972
	--------------	--------------
GROSS PROFIT	11,397,846	3,564,175

OPERATING EXPENSES MARKETING, GENERAL & ADMINISTRATIVE	10,681,227	2,750,217
GAIN ON SALE OF LAND	-	(496,433)
	--------------	--------------
OPERATING INCOME (LOSS)	716,619	1,310,391

OTHER INCOME (EXPENSE)
Interest expense	(182,010)	(215,125)
Other	(36,502)	10,372
	--------------	--------------
Other income (expense)	(218,512)	(204,753)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	498,107	1,105,638

PROVISION FOR INCOME TAXES	138,070	(368,400)
	--------------	--------------
NET INCOME BEFORE MINORITY INTEREST	360,037	737,238
MINORITY INTEREST	2,101	-
	--------------	--------------
NET INCOME (LOSS)	$362,138	$737,238
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.01
	=========	=========
Shares used in per share calculation	56,059,573	55,397,031
	=========	==========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.01
	=========	=========
Shares used in per share calculation	56,169,733	55,501,334
	=========	=========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED
	October 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$360,037	$737,238
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation and amortization	601,181	434,960
Amortization (Supplemental Type Certificates)	56,192	64,971
Loss on sale of fixed asset	43,450	-
Gain on sale of land	-	(496,433)

Changes in assets and liabilities -
Accounts receivable	207,088	(764,770)
Inventories	(669,162)	1,053,743
Prepaid expenses and other current assets	(733,410)	68,176
Stock issue	77,500	-
Accounts payable	289,512	50,387
Customer deposits	(98,094)	(206,633)
Deposits other	(1,700,000)	-
Accrued liabilities	(818,294)	249,646
Gaming facility mandated payment	1,198,906	109,543
Other liabilities	26,365	-
	--------------	--------------
Cash provided by (used in) operating activities	(1,158,729)	1,300,826
	--------------	--------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,297,006)	(441,270)
Proceeds from sale of land/other assets	39,000	2,000,000
	--------------	-------------
Cash provided by (used in) investing activities	(1,258,006)	1,558,730

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit, net	46,385	(407,932)
Borrowings of promissory notes, long-term debt and capital lease obligations	1,211,659	375,000
Repayments of promissory notes, long-term debt and capital lease obligations	(861,400)	(2,492,785)
	--------------	--------------
Cash provided by (used in) financing activities	396,644	(2,525,717)
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	2,020,091	333,839

CASH, beginning of period	8,706,546	1,978,038
	--------------	--------------
CASH, end of period	$6,686,455	$2,311,877
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$180,690	$210,620
Income taxes paid	895,720	203,439

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2010. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2010 are not indicative of the results of operations that may be expected for the year ended April 30, 2011.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years.

2. Recent Accounting Pronouncements: In April 2010, the FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605). ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The Company does not expect this ASU to have a material impact on its revenue recognition when adopted.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives."  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810): Amendments for Certain Investment Funds."  The amendments in this Update are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company's adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 "Subsequent Events (ASC Topic 855) "Amendments to Certain Recognition and Disclosure Requirements" ("ASU No. 2010-09"). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company's financial position and results of operations.

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

We have advanced and invested a total of $4,718,991 at October 31, 2010 and at April 30, 2010 in gaming developments. We have reserves of $4,171,531, at October 31, 2010 and at April 30, 2010. We believe it is necessary to establish reserves against the advances because all of the proposed casinos involve legal and government approvals. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

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

5. Research and Development: We invested in research and development activities. The amount invested in the six months ended October 31, 2010 and 2009 was approximately $818,000 and $958,000 respectively.

6. Borrowings: At October 31, 2010, the Company had one line of credit totaling $1,000,000. The unused line at October 31, 2010 was $883,815. During the current year these funds were primarily used for the purchase of inventory for the modifications and avionics operations.

At October 31, 2010, there were several notes collateralized by aircraft security agreements totaling $742,896. These notes were used for the purchase and modifications of these collateralized aircraft.

There are two notes at a bank totaling $1,704,736 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is in March 2013.

One note with a balance of $800,237 is collateralized by the first and second position on all assets of the company. This was used as capital for our daily business operations in 2006. There are several other notes collateralized by automobiles and equipment totaling an additional $128,251.

As a result of our business development and acquisition activities we have debt obligations of $2,767,481.

7. Stockholders' Equity: On August 18, 2010, the Company issued 193,750 shares of Company common stock to Humanity Worldwide, LLC ("Humanity"). These shares were issued in consideration for Humanity's marketing and consulting services related to increasing public awareness and shareholder interest in the Company.

The issuance of stock by the Company to Humanity is exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Humanity has represented to the Company and the Company believes that Humanity is an "accredited investor" as defined in Rule 501(a) of Regulation D.

8. Subsequent Events: We have reviewed our activities since October 31, 2010 and have determined that are no subsequent events to report.

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

RESULTS OF OPERATIONS

YEAR TO DATE OCTOBER 31, 2010 COMPARED TO YEAR TO DATE OCTOBER 31, 2009

Our revenue for the six months ended October 31, 2010 was $20,562,795, an increase of 96% from the six months ended October 31, 2009 with revenue of $10,479,147. Our operating profit for the six months ended October 31, 2010 was $716,619, compared to a profit of $1,310,391 for the six months ended October 31, 2009. Approximately $496,000 of the operating profit in 2009 can be attributed to the sale of land in Dodge City, Kansas.

Discussion of the specific changes by operation at each business segment follows (the results of operations are based on pre-corporate allocations):

Aircraft Modifications: Revenue from Aircraft Modifications segment for the six months ended October 31, 2010, was $6,003,000, an increase of 28.7% from the six months ended October 31, 2009 with revenue of $4,665,384, and an increase of 5.4% from the six months ended October 31, 2008 with revenue of $5,698,049. The modifications segment had an operating profit of $1,188,308 in the six months ended October 31, 2010, an operating profit of $34,636 in the six months ended October 31, 2009, and $790,072 in the six months ended October 31, 2008.

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

Avionics: Revenue from Avionics segment for the six months ended October 31, 2010, was $1,928,093 a decrease of 44% from the six months ended October 31, 2009 with revenue of $3,442,385, and an increase of 48% from the six months ended October 31, 2008 with revenue of $1,305,966. The avionics segment had an operating profit of $460,652 in the six months ended October 31, 2010, $1,087,879 for the six months ended October 31, 2009, and an operating loss of $86,374 for the six months ended October 31, 2008. The decrease in operating profit is directly related to the decrease in revenue. Many economic and political uncertainties can impact the avionics products line.

Services - SCADA Systems and Monitoring Services: Revenue in the Monitoring Services Segment increased from $753,854 for the six months ended October 31, 2009 to $807,890 for the six months ended October 31, 2010, an increase of 7.2%. During the six months ended October 31, 2010, we maintained a relatively level volume of long-term contracts with municipalities. We anticipate increases in revenue from additional lift station rehabilitations over the next three to four years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal year 2011. An operating profit of $130,601 in Monitoring Services was recorded for the six months ended October 31, 2010, compared to a profit of $118,752 for the six months ended October 31, 2009, an increase of 10%. We believe the service business has had revenue stability over the past few years and we expect this to continue.

Corporate / Professional Services: Services in this segment include the architectural services activities related to gaming and other real estate development, administrative management services, and engineering consulting services.

Revenues consisting of architectural services and revenues related to completed construction projects were $280,700 for the six months ended October 31, 2009 and none for the six months ended October 31, 2010. Projects related to architectural services decreased $401,827 for the six months to revenues of $328,938 at October 31, 2010. An operating loss of $78,339 for the six months ended October 31, 2010 was recorded compared to a profit of $183,323 for the six months ended October 31, 2009.

Revenues related to on-site gaming services and other real estate development for the six months ended October 31, 2010 was $1,063,438 compared to $631,604 for the six months ended October 31, 2009, an increase of 68.4%. Operating profits from management services related to gaming increased $222,682 from $290,978 for the six months ended October 31, 2009, to $513,660 for the six months ended October 31, 2010.

The Gaming Facility located in Dodge City, Kansas known as Boot Hill Casino and Resort opened for business on December 15, 2009. In the six months ended October 31, 2010 the Gaming Facility received gross revenues including funds for the State of Kansas of $19,966,161. Mandated fees, taxes and distributions reduced gross revenue by $9,534,724 leaving net revenue to us, as the manager, of $10,431,437. The net loss from the Gaming Facility for the six months ended October 31, 2010 was $527,661.

Selling, General and Administrative ("SG&A"): Expenses were $10,681,227, or 51.9% of revenue, for the six months ended October 31, 2010 compared to $2,750,217 or 26.2% of revenue for the six months ended October 31, 2009. Of these costs, $7,808,730 was directly related to the Gaming Facility. Additional consulting and payroll expenses of approximately $535,000 were directly related to other gaming development. SG&A costs increased by $7,931,010 for the six months ended October 31, 2010 compared to the six months ended October 31, 2009.

As we grow, we anticipate that overhead expenses may increase. We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense): Interest expense decreased from $215,125 in the six months ended October 31, 2009 to $182,010 for the six months ended October 31, 2010.

Earnings: Our operating profit for the six months ended October 31, 2010 was $716,619, compared to a profit of 1,310,391 for the six months ended October 31, 2009. Approximately $496,000 of the operating profit in 2009 can be attributed to the sale of land in Dodge City, Kansas.

Consolidated Net Income: As a result of the factors described above, our net profit for the six months ended October 31, 2010 was $362,138 compared to a profit of $737,238 for the six months ended October 31, 2009, a decrease of $377,201. The income before taxes and minority interest and casino operations from October 31, 2010, was $498,107 of which casino operations reduced profits by more than $527,000.

Employees: Other than gaming through are subsidiaries there are 106 full time and 2 part time employees on October 31, 2010 compared to 97 full time and 1 part time employee on October 31, 2009. As of December 3, 2010, staffing is 108 full time and 2 part time employees. Our staffing at Boot Hill Casino & Resort on October 31, 2010 was 249 full time and 34 part time employees and at December 3, 2010 is 257 full time employees and 39 part time employees. None of the employees are subject to any collective bargaining agreements.

SECOND QUARTER FISCAL 2011 COMPARED TO SECOND QUARTER FISCAL 2010

Our revenue for the three months ended October 31, 2010 was $11,016,437, an increase of 150% from the three months ended October 31, 2009 with revenue of $4,410,608. Our operating profit for the three months ended October 31, 2010 was $780,437, compared to a profit of $112,634 for the three months ended October 31, 2009.

Discussion of the specific changes by operation at each business segment follows (the results of operations are based on pre-corporate allocations):

Aircraft Modifications: Revenue from Aircraft Modifications segment for the three months ended October 31, 2010, was $3,836,278, an increase of 60.9% from the three months ended October 31, 2009 with revenue of $2,384,846, and an increase of 70.4% from the three months ended October 31, 2008 with revenue of $2,250,918. The modifications segment had an operating profit of $1,249,909 in the three months ended October 31, 2010, an operating loss of $13,683 in the three months ended October 31, 2009, and an operating profit of $15,205 in the three months ended October 31, 2008.

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

Avionics: Revenue from Avionics segment for the three months ended October 31, 2010, was $942,788, a decrease of 19.4% from the three months ended October 31, 2009 with revenue of $1,169,012, and an increase of 117% from the three months ended October 31, 2008 with revenue of $434,718. The avionics segment had an operating profit of $41,546 in the three months ended October 31, 2010, $141,431 for the three months ended October 31, 2009, and an operating loss of $45,268 for the three months ended October 31, 2008. The decrease in operating profit is directly related to the decrease in revenue. Many economic and political uncertainties can impact the avionics products line.

Services - SCADA Systems and Monitoring Services: Revenue in the Monitoring Services Segment increased from $372,754 for the three months ended October 31, 2009 to $385,113 for the three months ended October 31, 2010. During the three months ended October 31, 2010, we maintained a relatively level volume of long-term contracts with municipalities. We anticipate increases in revenue from additional lift station rehabilitations over the next three to four years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal year 2011. An operating profit of $65,785 in Monitoring Services was recorded for the three months ended October 31, 2010, compared to a profit of $53,724 for the three months ended October 31, 2009, an increase of 22.4%. We believe the service business has had revenue stability over the past few years and we expect this to continue.

Corporate / Professional Services: Services in this segment include the architectural services activities related to gaming and other real estate development, administrative management services, and engineering consulting services.

Revenues consisting of architectural services and revenues related to completed construction projects were $137,900 for the three months ended October 31, 2009 and none for the three months ended October 31, 2010. Projects related to architectural services decreased $258,423 for the three months to revenues of $166,871 at October 31, 2010. An operating loss of $44,394 for the three months ended October31, 2010 was recorded compared to a profit of $115,195 for the three months ended October 31, 2009.

Revenues related to gaming and other real estate development, on site contract management of gaming establishments for the three months ended October 31, 2010 was $498,857 compared to $313,344 for the three months ended October 31, 2009, an increase of 59.2%. Operating profits from management services related to gaming increased $37,881 from $186,668 for the three months ended October 31, 2009, to $224,549 for the three months ended October 31, 2010.

The Gaming Facility located in Dodge City, Kansas known as Boot Hill Casino and Resort opened for business on December 15, 2009. In the three months ended October 31, 2010 the Gaming Facility received gross revenues including funds for the State of Kansas of $9,906,411. Mandated fees, taxes and distributions reduced gross revenue by $4,719,881 leaving net revenue to us, as the manager, of $5,186,531. The net loss from the Gaming Facility for the three months ended October 31, 2010 was $235,302.

Selling, General and Administrative ("SG&A"): Expenses were $5,364,813, or 48.7% of revenue, for the three months ended October 31, 2010 compared to $1,064,384 or 24.1% of revenue for the three months ended October 31, 2009. Of these costs, $3,855,386 was directly related to Gaming Facility. Additional consulting and payroll expenses of approximately $268,000 were directly related to other gaming development. SG&A costs increased by $4,300,429 for the three months ended October 31, 2010 compared to the three months ended October 31, 2009.

As we grow, we anticipate that overhead expenses may increase. We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense): Interest expense decreased from $94,524 in the three months ended October 31, 2009 to $90,681 for the three months ended October 31, 2010.

Earnings: Our operating income for the three months ended October 31, 2010 was $780,437, compared to a profit of $112,634 for the three months ended October 31, 2009.

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

BHCI is not a related party. We do not own nor do our officers or directors have ownership in BHCI. The Gaming Facility known as Boot Hill Casino and Resort was constructed and equipped by BHC Development, L.C., an unrelated real estate development company. BHC Development, L.C. rents the facility to BHCMC, LLC.

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC require the completion of an addition to the Boot Hill Casino and Resort. We may need additional funding to complete this expansion if not completed by a franchised vendor.

Analysis and Discussion of Cash Flow

During the first six months of fiscal 2011 our cash position decrease by $2,020,091. The decrease is attributed to two major factors. We returned a deposit from BHC Development, LC (an unrelated development company) totaling $1,700,000 as part of the build-to-suit agreement in the initial Boot Hill Casino vault bank balance. We increased inventory by approximately $600,000.

Cash used in investing activities was $1,258,006. We invested approximately $85,000 towards the purchase of 20 acres in Dodge City and approximately $15,000 towards building improvements. We purchased used machinery and equipment of approximately $792,000. We purchased a more efficient aircraft for the Aircraft Modifications and sold a less efficient aircraft for the net use of cash of $8,000. We purchased two engines for approximately $358,000.

Cash provided by financing activities was $396,644. We reduced our debt by more than $861,000 and decreased our line of credit by approximately $46,000. We incurred additional debt of approximately 1,212,000 for business development.

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

We have advanced and invested a total of $4,718,991 at October 31, 2010 and at April 30, 2010 in gaming developments. We have reserves of $4,171,531, at October 31, 2010 and at April 30, 2010. We believe it is necessary to establish reserves against the advances because all of the proposed casinos involve legal and government approvals. The reserve amount is an estimate of the value we would receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

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

Please see Item 7(a) of our Form 10-K for the period ended April 30, 2010.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2010.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no material changes in the Company internal controls over financial reporting as of October 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

As of October 31, 2010, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

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
BUTLER NATIONAL CORPORATION (Registrant)
December 14, 2010 Date	/s/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
December 14, 2010 Date	/s/ Angela D. Shinabargar Angela D. Shinabargar (Chief Financial Officer)
Exhibit Index
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2010.