Form 10-Q
period 2011-01-31
BUTLER NATIONAL CORP
filed 2011-03-15
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
---------------------------------- FORM 10-Q -----------------------------------
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes __ No X
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 4, 2011 was 56,156,448 shares.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX
PART I. FINANCIAL INFORMATION
Item 1	Financial Statements	PAGE NO.
	Condensed Consolidated Balance Sheets - January 31, 2011 and April 30, 2010	3
	Condensed Consolidated Statements of Operations - Three Months ended January 31, 2011 and 2010	4
	Condensed Consolidated Statements of Operations - Nine Months ended January 31, 2011 and 2010	5
	Condensed Consolidated Statements of Cash Flows - Nine Months ended January 31, 2011 and 2010	6
	Notes to Condensed Consolidated Financial Statements	7-8
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14
Item 3	Quantitative & Qualitative Disclosures about Market Risk	14
Item 4	Controls and Procedures	14-15
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3	Defaults Upon Senior Securities	15
Item 4	(Removed and Reserved)
Item 5	Other Information	15
Item 6	Exhibits	16
Signature		17
Exhibit Index		E-1

BUTLER NATIONAL CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	01/31/11	04/30/10		01/31/11	04/30/10
	(unaudited)	(audited)		(unaudited)	(audited)
ASSETS			LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$6,544,984	$8,706,546	Bank overdraft payable	$195,416	$257,852
Accounts receivable			Line of Credit	152,163	69,800
(net of allowance for doubtful accounts of $148,870 at	2,438,785	2,139,835	Current maturities of long-term debt and capital lease
January 31, 2011 and April 30, 2010)			obligations	1,426,911	1,488,343
			Accounts payable	867,696	712,643
Inventories -			Customer deposits	693,211	826,443
(net of obsolete of $1,244,216 at January 31, 2011 and			Deposits other	-	1,700,000
April 30, 2010)			Gaming facility mandated payment	2,565,989	1,659,683
Raw materials	5,493,709	4,669,138	Accrued liabilities
Work in process	938,404	1,129,907	Compensation and compensated absences	1,078,881	1,091,973
Finished goods	1,038,619	1,086,276	Accrued income tax	572,623	847,419
	-------------------	------------------	Other	271,911	299,063
	7,470,732	6,885,321		-------------------	-------------------
			Total current liabilities	7,824,801	8,953,219

Prepaid expenses and other current assets	1,584,017	452,609	LONG-TERM DEBT, AND CAPITAL LEASE NET OF
	-------------------	-------------------	CURRENT MATURITIES:	4,313,810	4,304,999
Total current assets	18,038,518	18,184,311		-------------------	-------------------
			Total liabilities	12,138,611	13,258,218
PROPERTY, PLANT AND EQUIPMENT:
Land and building	3,142,486	3,057,144	COMMITMENTS AND CONTINGENCIES
Aircraft	4,131,609	3,766,059	STOCKHOLDERS' EQUITY:
Machinery and equipment	2,993,219	2,372,382	Preferred stock, par value $5:
Office furniture and fixtures	1,024,612	823,493	Authorized 50,000,000 shares, all classes
Leasehold improvements	31,389	4,249	Designated Classes A and B 200,000 shares
	-------------------	------------------	$1,000 Class A, 9.8%, cumulative if earned
	11,323,315	10,023,327	liquidation and redemption value $100,
Accumulated depreciation	(4,332,223)	(3,483,811)	no shares issued and outstanding	-	-
	-------------------	------------------	$1,000 Class B, 6%, convertible cumulative,
	6,991,092	6,539,516	liquidation and redemption value $1,000
			no shares issued and outstanding	-	-
SUPPLEMENTAL TYPE CERTIFICATES:	1,743,057	1,774,057	Common stock, par value $.01:
(net of amortization of $2,405,520 at January 31, 2011 and			Authorized 100,000,000 shares
$2,349,328 at April 30, 2010)			issued and outstanding 56,756,448 shares at January 31, 2011
ADVANCES FOR GAMING DEVELOPMENTS:	547,460	547,460	and April 30, 2010	567,564	565,627
(net of reserves of $4,171,531 at January 31, 2011 and			Common stock, owed but not issued 278,573 shares
April 30, 2010)			in 2011 and in 2010	2,786	2,786
OTHER ASSETS:			Capital contributed in excess of par	11,576,201	11,458,809
Deferred tax asset	1,226,000	1,226,000	Treasury stock at cost, 600,000 shares	(732,000)	(732,000)
Other assets	1,245,258	1,294,603	Minority Interest	(945)	874
(net of accumulated amortization of $277,468 at
January 31, 2011 and $198,727 at April 30, 2010)	-------------------	------------------	Retained earnings	6,239,168	5,011,633
Total other assets	2,471,258	2,520,603		-------------------	-------------------
			Total stockholders' equity	17,652,774	16,307,729
	-------------------	-------------------		-------------------	-------------------
Total Assets	$29,791,385	$29,565,947	Total liabilities and stockholders' equity	$29,791,385	$29,565,947
	==========	==========		==========	==========
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED
	January 31,
	2011	2010

REVENUE
Aircraft / Modifications	$4,005,617	$3,616,441
Avionics / Defense	1,753,861	1,100,424
Management / Professional Services	1,066,552	1,295,536
Gaming facility	6,033,399	2,911,662
	--------------	--------------
Net Revenue	12,859,429	8,924,063

COST OF SALES
Aircraft / Modifications	2,238,485	3,028,841
Avionics / Defense	1,238,418	529,739
Management / Professional Services	365,440	787,798
Gaming facility	1,917,273	843,348
	--------------	--------------
Total Cost of Sales	5,759,616	5,189,726
	--------------	--------------
GROSS PROFIT	7,099,813	3,734,337

OPERATING EXPENSES MARKETING, GENERAL & ADMINISTRATIVE	5,586,233	2,757,020
	--------------	--------------
OPERATING INCOME (LOSS)	1,513,580	977,317

OTHER INCOME (EXPENSE)
Interest expense	(84,779)	(110,347)
Other	878	983
	--------------	--------------
Other income (expense)	(83,901)	(109,364)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,429,679	867,953

PROVISION FOR INCOME TAXES	(564,000)	(225,000)
	--------------	--------------
NET INCOME BEFORE MINORITY INTEREST	865,679	642,953
MINORITY INTEREST	1,359	(1,360)
	--------------	--------------
NET INCOME (LOSS)	$867,038	$641,593
	========	========

BASIC EARNINGS PER COMMON SHARE	$.01	$.01
	=========	=========
Shares used in per share calculation	56,156,448	55,675,604
	=========	==========
DILUTED EARNINGS PER COMMON SHARE	$.01	$.01
	=========	=========
Shares used in per share calculation	56,266,608	55,790,476
	=========	=========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	NINE MONTHS ENDED
	January 31,
	2011	2010

REVENUE
Aircraft / Modifications	$10,008,617	$8,281,825
Avionics / Defense	3,681,954	4,542,809
Management / Professional Services	3,266,818	3,666,914
Gaming facility	16,464,836	2,911,662
	--------------	--------------
Net Revenue	33,422,225	19,403,210

COST OF SALES
Aircraft / Modifications	6,514,478	6,928,137
Avionics / Defense	2,323,763	2,457,603
Management / Professional Services	1,018,684	1,875,610
Gaming facility	5,067,641	843,348
	--------------	--------------
Total Cost of Sales	14,924,566	12,104,698
	--------------	--------------
GROSS PROFIT	18,497,659	7,298,512

OPERATING EXPENSES MARKETING, GENERAL & ADMINISTRATIVE	16,267,459	5,507,237
GAIN ON SALE OF LAND	-	(496,433)
	--------------	--------------
OPERATING INCOME (LOSS)	2,230,200	2,287,708

OTHER INCOME (EXPENSE)
Interest expense	(266,789)	(325,472)
Other	(35,625)	11,355
	--------------	--------------
Other income (expense)	(302,414)	(314,117)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,927,786	1,973,591

PROVISION FOR INCOME TAXES	(702,070)	(593,400)
	--------------	--------------
NET INCOME BEFORE MINORITY INTEREST	1,225,716	1,380,191
MINORITY INTEREST	1,819	(1,360)
	--------------	--------------
NET INCOME (LOSS)	$1,227,535	$1,378,831
	========	========

BASIC EARNINGS PER COMMON SHARE	$.02	$.02
	=========	=========
Shares used in per share calculation	56,091,865	55,675,604
	=========	==========
DILUTED EARNINGS PER COMMON SHARE	$.02	$.02
	=========	=========
Shares used in per share calculation	56,196,183	55,790,476
	=========	=========

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	NINE MONTHS ENDED
	January 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,225,716	$1,380,191
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operations -
Depreciation and amortization	941,703	759,433
Amortization (Supplemental Type Certificates)	56,192	74,849
Stock issue	77,500	-
Stock options issued to employees	41,829	-
Loss on sale of fixed asset	43,450	-
Gain on sale of land	-	(496,433)

Changes in assets and liabilities -
Accounts receivable	(298,950)	(1,986,607)
Inventories	(585,412)	1,913,865
Prepaid expenses and other current assets	(1,131,408)	102,598
Accounts payable	92,617	517,870
Customer deposits	(133,233)	(312,554)
Deposits other	(1,700,000)	1,717,759
Accrued liabilities	(367,225)	446,381
Gaming facility mandated payment	906,306	1,266,357
Other liabilities	52,187	-
	--------------	--------------
Cash flows from operating activities	(778,728)	5,569,751
	--------------	--------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,451,577)	(446,485)
Proceeds from sale of land/other assets	39,000	2,000,000
	--------------	-------------
Cash flows from investing activities	(1,412,577)	1,553,515

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit, net	82,365	(467,913)
Borrowings of promissory notes, long-term debt and capital lease obligations	1,211,659	375,000
Repayments of promissory notes, long-term debt and capital lease obligations	(1,264,281)	(3,135,598)
	--------------	--------------
Cash flows from financing activities	29,743	(3,228,511)
	--------------	--------------
NET INCREASE (DECREASE) IN CASH	(2,161,561)	3,894,755

CASH, beginning of period	8,706,546	1,978,038
	--------------	--------------
CASH, end of period	$6,544,984	$5,872,793
	========	========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$265,469	$330,535
Income taxes paid	976,866	505,418

NON CASH OPERATING ACTIVITY
Non cash options to employee	$41,829	$-
Non cash stock issues	77,500	-

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2010. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2011 are not indicative of the results of operations that may be expected for the year ended April 30, 2011.

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

We have advanced and invested a total of $4,718,991 at January 31, 2011 and at April 30, 2010 in gaming developments. We have reserves of $4,171,531, at January 31, 2011 and at April 30, 2010. We believe it is necessary to establish reserves against the advances because all of the proposed casinos involve legal and government approvals. The reserve amount is an estimate of the value we could receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

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

5. Research and Development: We invested in research and development activities. The amount invested in the nine months ended January 31, 2011 and 2010 was approximately $1,218,000 and $1,346,000 respectively.

6. Borrowings: At January 31, 2011, the Company had one line of credit totaling $1,000,000. The unused line at January 31, 2011 was $847,837. During the current year these funds were primarily used for the purchase of inventory for the modifications and avionics operations.

At January 31, 2011, there were several notes collateralized by aircraft security agreements totaling $695,258. These notes were used for the purchase and modifications of these collateralized aircraft.

There are two notes at a bank totaling $1,666,577 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is in March 2013.

One note with a balance of $745,141 is collateralized by the first and second position on all assets of the company. This was used as capital for our daily business operations in 2006. There are several other notes collateralized by automobiles and equipment totaling an additional $105,832.

As a result of our business development and acquisition activities we have debt obligations of $2,527,912.

7. Stockholders' Equity: On August 18, 2010, the Company issued 193,750 shares of Company common stock at a value of $77,500 for marketing and consulting services related to increasing public awareness and shareholder interest in the Company.

The issuance of stock by the Company to this vendor is exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The vendor has represented to the Company and the Company believes that the vendor is an "accredited investor" as defined in Rule 501(a) of Regulation D.

8. Stock Options: Approximately 7.2 million stock options were issued on December 31, 2010. Previously issued stock options were time-vesting and did not include share price performance targets. All of the newly issued stock options expire December 31, 2015.

The exercise price for the incentive stock options is $0.49 (closing price as of December 31, 2010). The Board of Directors approved the issuance of incentive stock options on December 31, 2010 with the goals of increasing shareholder value, expanding the number of managers participating in the program, and increasing the percentage of compensation tied to share price performance.

The incentive stock options are allocated in three groups with two conditions for vesting. The first condition is stock price and the second condition is time:

Year 1: Target $0.92

  2,420,688 options that can be exercised after December 31, 2011 once the share price reaches $0.92

Year 2: Target $1.41

  2,420,688 options that can be exercised after December 31, 2012 once the share price reaches $1.41

Year 3: Target $1.90

  2,420,688 options that can be exercised after December 31, 2013 once the share price reaches $1.90

We used the Black-Scholes model to value the options and used assumptions of ultimately how many option shares would vest based on our experience. The value of the option shares is $684,131 and this will be expensed over the vesting term using the active employment to determine monthly expense. For the quarter ended January 31, 2011 we expensed $41,829. The remaining amount will be expensed through fiscal 2014. The fair value of the option shares used the following weighted average assumptions: Strike Price $1.36; Stock Price $0.49; Volatility 125%; Term 3.1 years; Dividend yield 0% and Interest Rate 1.01%.

A summary of stock options and warrants is as follows:
	Options	Average Price

Outstanding Beginning 04/30/2007	1,493,763	$0.81
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding Ending 04/30/2008	1,493,763	$0.81

Outstanding Beginning 04/30/2008	1,493,763	$0.81
Granted	-	-
Expired	248,929	0.90
Exercised	-	-
Outstanding Ending 04/30/2009	1,244,834	$0.79

Outstanding Beginning 04/30/2009	1,244,834	$0.79
Granted	-	-
Expired	20,000.0625
Exercised	-	-
Outstanding Ending 04/30/2010	1,224,834	$0.80

Outstanding Beginning 04/30/2010	1,244,834	$0.79
Granted	7,262,064	1.42
Expired	1,244,834	-
Exercised	-	-
Outstanding Ending 01/31/2011	7,262,064	$1.42

9. Subsequent Events: We finalized the purchase of a Learjet 60 for approximately $2,000,000 on March 1, 2011. The aircraft is planned to be used to obtain new STC's for future growth in the aircraft modification division.

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

RESULTS OF OPERATIONS

YEAR TO DATE JANUARY 31, 2011 COMPARED TO YEAR TO DATE JANUARY 31, 2010

Our revenue for the nine months ended January 31, 2011 was $33,422,225, an increase of 72% from the nine months ended January 31, 2010 with revenue of $19,403,210. Our operating profit for the nine months ended January 31, 2011 was $2,230,200, compared to a profit of $2,287,708 for the nine months ended January 31, 2010. Approximately $496,000 of the operating profit in 2010 can be attributed to the sale of land in Dodge City, Kansas.

Discussion of the specific changes by operation at each business segment follows (the results of operations are based on pre-corporate allocations):

Aircraft Modifications: Revenue from Aircraft Modifications segment for the nine months ended January 31, 2011, was $10,008,617, an increase of 20.9% from the nine months ended January 31, 2010 with revenue of $8,281,825, and an increase of 15% from the nine months ended January 31, 2009 with revenue of $8,707,767. The modifications segment had an operating profit of $2,708,199 in the nine months ended January 31, 2011, an operating profit of $578,491 in the nine months ended January 31, 2010, and $1,295,495 in the nine months ended January 31, 2009.

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

Avionics: Revenue from Avionics segment for the nine months ended January 31, 2011, was $3,681,954 a decrease of 19% from the nine months ended January 31, 2010 with revenue of $4,542,809, and an increase of 95% from the nine months ended January 31, 2009 with revenue of $1,891,454. The avionics segment had an operating profit of $674,770 in the nine months ended January 31, 2011, $1,483,391 for the nine months ended January 31, 2010, and an operating profit of $52,827 for the nine months ended January 31, 2009. The decrease in operating profit is directly related to the decrease in revenue. Many economic and political uncertainties can impact the avionics products line.

Services - SCADA Systems and Monitoring Services: Revenue in the Monitoring Services Segment increased from $1,186,115 for the nine months ended January 31, 2010 to $1,187,236 for the nine months ended January 31, 2011, an increase of 0.1%. During the nine months ended January 31, 2011, we maintained a relatively level volume of long-term contracts with municipalities. We anticipate increases in revenue from additional lift station rehabilitations over the next three to four years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal year 2011. An operating profit of $207,197 in Monitoring Services was recorded for the nine months ended January 31, 2011, compared to a profit of $225,787 for the nine months ended January 31, 2010, a decrease of 8.2%. We believe the service business has had revenue stability over the past few years and we expect this to continue.

Corporate / Professional Services: Services in this segment include the architectural services activities related to gaming and other real estate development, administrative management services, and engineering consulting services.

Revenue consisting of architectural services and revenue related to completed construction projects were $1,609,027 for the nine months ended January 31, 2010 and $504,789 for the nine months ended January 31, 2011. Projects related to architectural services decreased $444,005 for the nine months to revenue of $492,289 at January 31, 2011. An operating loss of $194,158 for the nine months ended January 31, 2011 was recorded compared to a profit of $138,893 for the nine months ended January 31, 2010.

Revenue related to on-site gaming services and other real estate development for the nine months ended January 31, 2011 was $1,574,793 compared to $871,771 for the nine months ended January 31, 2010, an increase of 80.6%. Operating profits from management services related to gaming increased $334,310 from $401,074 for the nine months ended January 31, 2010, to $735,384 for the nine months ended January 31, 2011.

The Gaming Facility located in Dodge City, Kansas known as Boot Hill Casino and Resort opened for business on December 15, 2009. In the nine months ended January 31, 2011 the Gaming Facility received gross revenue including funds for the State of Kansas of $30,462,191. Mandated fees, taxes and distributions reduced gross revenue by $13,997,355 leaving net revenue to us, as the manager, of $16,464,836. The net loss from the Gaming Facility for the nine months ended January 31, 2011 was $454,708.

Selling, General and Administrative ("SG&A"): Expenses were $16,267,459, or 48.7% of revenue, for the nine months ended January 31, 2011 compared to $5,507,237 or 28.4% of revenue for the nine months ended January 31, 2010. Of these costs, $11,851,903 was directly related to the Gaming Facility. Additional consulting and payroll expenses of approximately $839,000 were directly related to gaming development. SG&A costs increased by $10,760,222 for the nine months ended January 31, 2011 compared to the nine months ended January 31, 2010.

As we grow, we anticipate that overhead expenses may increase. We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense): Interest expense decreased from $325,472 in the nine months ended January 31, 2010 to $266,789 for the nine months ended January 31, 2011.

Earnings: Our operating profit for the nine months ended January 31, 2011 was $2,230,200, compared to a profit of $2,287,708 for the nine months ended January 31, 2010. Approximately $496,000 of the operating profit in 2010 can be attributed to the sale of land in Dodge City, Kansas.

Consolidated Net Income: As a result of the factors described above, our net profit for the nine months ended January 31, 2011 was $1,225,716 compared to a profit of $1,380,191 for the nine months ended January 31, 2010, a decrease of $154,475. The income before taxes and minority interest and casino operations from January 31, 2011, was $1,927,786 of which casino operations reduced profits by $454,708.

Employees: Other than gaming through are subsidiaries there are 108 full time and 3 part time employees on January 31, 2011 compared to 96 full time and 1 part time employee on January 31, 2010. As of March 4, 2011, staffing is 106 full time and 3 part time employees. Our staffing at Boot Hill Casino & Resort on January 31, 2011 was 262 full time and 48 part time employees and at March 4, 2011 is 261full time employees and 48 part time employees. None of the employees are subject to any collective bargaining agreements.

THIRD QUARTER FISCAL 2011 COMPARED TO THIRD QUARTER FISCAL 2010

Our revenue for the three months ended January 31, 2011 was $12,859,429, an increase of 44% from the three months ended January 31, 2010 with revenue of $8,924,063. Our operating profit for the three months ended January 31, 2011 was $1,513,580, compared to a profit of $977,316 for the three months ended January 31, 2010.

Discussion of the specific changes by operation at each business segment follows (the results of operations are based on pre-corporate allocations):

Aircraft Modifications: Revenue from Aircraft Modifications segment for the three months ended January 31, 2011, was $4,005,617, an increase of 10.8% from the three months ended January 31, 2010 with revenue of $3,616,414, and an increase of 27.5% from the three months ended January 31, 2009 with revenue of $3,009,718. The modifications segment had an operating profit of $1,519,891 in the three months ended January 31, 2011, an operating profit of $543,854 in the three months ended January 31, 2010, and an operating profit of $505,423 in the three months ended January 31, 2009.

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

Avionics: Revenue from Avionics segment for the three months ended January 31, 2011, was $1,753,861, an increase of 59.4% from the three months ended January 31, 2010 with revenue of $1,100,424, and an increase of 200% from the three months ended January 31, 2009 with revenue of $585,488. The avionics segment had an operating profit of $214,118 in the three months ended January 31, 2011, compared to $393,512 for the three months ended January 31, 2010, and $139,201 for the three months ended January 31, 2009. Many economic and political uncertainties can impact the avionics products line.

Services - SCADA Systems and Monitoring Services: Revenue in the Monitoring Services Segment decreased from $432,262 for the three months ended January 31, 2010 to $379,347 for the three months ended January 31, 2011. During the three months ended January 31, 2011, we maintained a relatively level volume of long-term contracts with municipalities. We anticipate increases in revenue from additional lift station rehabilitations over the next three to four years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal year 2011. An operating profit of $76,596 in Monitoring Services was recorded for the three months ended January 31, 2011, compared to a profit of $107,035 for the three months ended January 31, 2010, a decrease of 28.4%. We believe the service business has had revenue stability over the past few years and we expect this to continue.

Corporate / Professional Services: Services in this segment include the architectural services activities related to gaming and other real estate development, administrative management services, and engineering consulting services.

Revenue consisting of architectural services and revenue related to completed construction projects were $623,107 for the three months ended January 31, 2010 and $175,851 for the three months ended January 31, 2011. Projects related to architectural services decreased $42,179 for the three months to revenue of $163,351 at January 31, 2011. An operating loss of $115,819 for the three months ended January 31, 2011 was recorded compared to a loss of $39,901 for the three months ended January 31, 2010.

Revenue related to gaming and other real estate development, on site contract management of gaming establishments for the three months ended January 31, 2011 was $511,355 compared to $240,167 for the three months ended January 31, 2010, an increase of 113%. Operating profits from management services related to gaming increased $111,627 from $110,096 for the three months ended January 31, 2010, to $221,723 for the three months ended January 31, 2011.

The Gaming Facility located in Dodge City, Kansas known as Boot Hill Casino and Resort opened for business on December 15, 2009. In the three months ended January 31, 2011 the Gaming Facility received gross revenue including funds for the State of Kansas of $10,496,030. Mandated fees, taxes and distributions reduced gross revenue by $4,462,631 leaving net revenue to us, as the manager, of $6,033,399. The net profit from the Gaming Facility for the three months ended January 31, 2011 was $72,952.

Selling, General and Administrative ("SG&A"): Expenses were $5,586,233, or 43.4% of revenue, for the three months ended January 31, 2011 compared to $2,757,020 or 31% of revenue for the three months ended January 31, 2010. Of these costs, $4,043,173 was directly related to Gaming Facility. Additional consulting and payroll expenses of approximately $290,000 were directly related to other gaming development. SG&A costs increased by $2,829,213 for the three months ended January 31, 2011 compared to the three months ended January 31, 2010.

As we grow, we anticipate that overhead expenses may increase. We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense): Interest expense decreased from $110,347 in the three months ended January 31, 2010 to $84,779 for the three months ended January 31, 2011.

Earnings: Our operating income for the three months ended January 31, 2011 was $1,513,580, compared to a profit of $977,317 for the three months ended January 31, 2010.

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

Analysis and Discussion of Cash Flow

During the first nine months of fiscal 2011 our cash position decreased by $2,161,562. The decrease is attributed to two major factors. We returned a deposit from BHC Development, LC (an unrelated development company) totaling $1,700,000 as part of the build-to-suit agreement in the initial Boot Hill Casino vault bank balance. We increased inventory by approximately $585,000.

Cash used in investing activities was $1,451,577. We invested approximately $85,000 towards the purchase of 20 acres in Dodge City and approximately $17,000 towards building improvements. We purchased used machinery and equipment of approximately $985,569. We purchased a more efficient aircraft for the Aircraft Modifications and sold a less efficient aircraft for the net use of cash of $8,000. We purchased two engines for approximately $358,000.

Cash provided by financing activities was $29,743. We reduced our debt by more than $1,264,000 and increased our line of credit by approximately $82,000. We incurred additional debt of approximately 1,212,000 for business development.

Critical Accounting Policies and Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management judgments and estimates.

Revenue Recognition: Generally, we perform aircraft modifications under fixed-price contracts. Revenue from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor and material costs incurred compared to total estimated direct labor costs. Each quarter our management reviews the progress and performance of our significant contracts. Based on this analysis, any adjustment to sales, cost of sales and/or profit is recognized as necessary in the period they are earned. Changes in estimates of contract sales, cost of sales and profits are recognized using a cumulative catch-up, which is recognized in the current period of the cumulative effect of the change on current or prior periods. Revenue for off-the-shelf items and aircraft sales is recognized on the date of sale.

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

Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenue being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through costs of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs.

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

We have advanced and invested a total of $4,718,991 at January 31, 2011 and at April 30, 2010 in gaming developments. We have reserves of $4,171,531, at January 31, 2011 and at April 30, 2010. We believe it is necessary to establish reserves against the advances because all of the proposed casinos involve legal and government approvals. The reserve amount is an estimate of the value we could receive if a casino was not opened and we were forced to liquidate the assets that we have acquired with our advances. These assets were intended to be used with casinos and consist of the purchase of land and land improvements related to the development of gaming facilities. We believe that these tracts could be developed and sold for residential and commercial use to recover our advances if the gaming enterprises do not open.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2011.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no material changes in the Company internal controls over financial reporting as of January 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

As of January 31, 2011, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

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
BUTLER NATIONAL CORPORATION (Registrant)
March 15, 2011 Date	/s/ Clark D. Stewart Clark D. Stewart (President and Chief Executive Officer)
March 15, 2011 Date	/s/ Angela D. Shinabargar Angela D. Shinabargar (Chief Financial Officer)
Exhibit Index
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2010.