Form 10-K
period 2011-04-30
BUTLER NATIONAL CORP
filed 2011-07-28
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One) [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended April 30, 2011 or
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
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company. Yes [ ] No [X]

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity of the Registrant was approximately $30,312,811 at July 22, 2011, when the average bid and asked prices of such stock was $0.71.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of July 22, 2011, was 57,194,262 shares.
DOCUMENTS INCORPORATED BY REFERENCE: NONE
This Form 10-K consists of 72 pages (including exhibits). The index to exhibits is set forth on pages 37-39.
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
Current Activities. Our current product lines and services include:

Aircraft Modifications - principally includes the modification of customer and company owned business-size aircraft from passenger to freighter configuration, addition of aerial photography capability, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault Falcon aircraft along with other specialized modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon"). In March 2008, Butler National Corporation, through its subsidiary Avcon Industries, Inc. acquired the JET autopilot product line for the Classic Learjets. The Company plans a transition of the acquisition to continue the service and support of all customers operating the JET autopilot and related equipment. In the interim period the Company has extended an agreement for transition services.

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

In September 2010 we expanded this division by the acquisition of Kings Avionics Inc. The acquisition of Kings Avionics allows us to transition into the new technology available in avionics. Kings Avionics sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems). These systems are flight display systems which include intuitive touchscreen controls with large display to give users unprecedented access to high-resolution terrain mapping, graphical flight planning, geo-referenced charting, traffic display, satellite weather and much more. Kings is also recognized nationwide for its troubleshooting and repair work particularly on autopilots.

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

Gaming - principally includes business management services provided by our subsidiary, Butler National Service Corporation ("BNSC"). We provide management services to the Boot Hill Casino and Resort which commenced operations on December 15, 2009 through our subsidiary BHCMC, LLC, a Kansas limited liability company jointly owned by BNSC and BHC Investment Company, L.C. (BHCI). BHCI is not a related party.

Assets as of April 30, 2011 and Revenue for the year ended April 30, 2011.
Industry Segment	Assets	Revenue
Aircraft Modifications	20.34%	29.9%
Avionics	16.24%	11.0%
Gaming	26.74%	53.7%
Monitoring Services	2.16%	3.4%
Corporate / Professional Services	34.52%	2.0%
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

Financial Information about Industry Segments
Information with respect to our industry segments are found at Note 10 of Notes to Consolidated Financial Statements for the three year period ended April 30, 2011.
Narrative Description of Business Aircraft Modifications

Avcon modifies business-type aircraft in Newton, Kansas. The modifications include aircraft conversion from passenger to freighter configuration, addition of aerial photography capability, stability enhancing modifications for Learjets, and other special mission modifications. Avcon offers avionics, aerodynamic, and stability improvement products for selected business jet aircraft. Avcon makes these modifications to customer-owned aircraft and Company- owned aircraft for resale.

Sales of the Aircraft Modification products are handled directly through Avcon. Specialty modifications are quoted individually by job. We are geographically located in the Wichita, Kansas area, the air capital of the world for Aircraft Modifications products.

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

Special Mission Electronics: We supply defense-related commercial off the shelf products to various agencies and subcontractors.

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

Classic Aircraft Fuel Tank Protection: We worked with the Original Equipment Manufacturer to design the Butler National Transient Suppression Device ("TSD"). The TSD is approved and certified by the Federal Aviation Administration ("FAA") under STC number ST00846SE and is owned, manufactured, and marketed by us. We sell TSDs to owners and/or operators of Boeing 747 Classic aircraft with a Capacitance and Digital based Fuel Quantity Indicating System ("FQIS"). The TSD is one solution to the requirements of AD 98-20-40 issued by the FAA to protect the aircraft fuel tanks from hazardous energy levels introduced through the wiring of the FQIS. As a result of the TWA 800 accident in July 1996, the industry had until November 3, 2001 to comply with AD 98-20-40. All aircraft returned to service after that date must be in compliance.

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

In September 2010 we expanded this division by the acquisition of Kings Avionics Inc. The acquisition of Kings Avionics allows us to transition into the new technology available in avionics. Kings Avionics sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems). These systems are flight display systems which include intuitive touchscreen controls with large display to give users unprecedented access to high-resolution terrain mapping, graphical flight planning, geo-referenced charting, traffic display, satellite weather and much more. Kings is also recognized nationwide for its troubleshooting and repair work particularly on autopilots.

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

Stables Casino: We signed a Management Agreement with the Modoc Tribe. A Class III Indian Gaming Compact for The Stables has been approved by the State of Oklahoma and by the Assistant Secretary, Bureau of Indian Affairs for the U.S. Department of the Interior. The Compact was published in the Federal Register on February 6, 1996, and is, therefore, deemed effective. The initial Compact authorized Class III (Off-Track Betting "OTB") along with Class II (high stakes bingo) at an Indian land location within the boundaries of the City of Miami, Oklahoma. The Stables opened in September 1998.

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

Associated risks: The associated risk of Indian gaming is that a management agreement may not be approved and that the liquidation of the assets may not recover enough funds to cover our advances. We have been involved in this business since 1991 and have experienced significant project slowdowns and holds but have not had any project terminate by the federal courts or regulatory agencies. All Management Agreements submitted for approval have been approved by the NIGC. There can be no assurance that current management agreements will continue in force, future management agreements will be approved and that the U.S. Congress will not outlaw Indian gaming. Should any of these events occur, we would choose alternative uses of the Indian land in cooperation with the Tribes to recover the advances. There is no assurance that all of the advances could be recovered.

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

The Boot Hill Casino and Resort is designed to enhance and re-create the world famous 1879-1880's experience near the historic Boot Hill destination in Dodge City, Kansas. A State of Kansas research study of casino revenue in the Dodge City destination market, range from $40 million to $60 million per year. Phase I of the development requirement of $50 million has been exceeded. Phase II of the development is planned to be complete in 2012 at an estimated cost is of approximately $38 million.

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

Corporate

Corporate / Professional Services: We provide licensed architectural services through BCS Design, Inc. These services include commercial and industrial building design. This segment also includes administrative management services and aviation-related engineering consulting services and operates as the Butler National Aircraft Certification Center.

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

Backlog: Our backlog as of April 30, 2011, 2010, and 2009, was as follows:

Industry Segment	2011	2010	2009
Aircraft Modifications	$ 8,090,361	$ 4,189,653	$ 6,018,620
Avionics	1,454,925	2,039,510	4,067,592
Services - Monitoring Services	414,286	1,192,481	967,671
Corporate / Professional Services	9,145	50,000	143,444
	--------------	--------------	--------------
Total backlog	$9,968,717	$7,471,644	$11,197,327

Our backlog as of July 22, 2011 totaled $8,931,000; consisting of $6,668,000, $1,405,000, $758,000, and $100,000 respectively, for Aircraft Modifications, Avionics, Monitoring Services, and Corporate / Professional Services The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. The backlog includes orders to be delivered after fiscal year 2012 in the amount of $1,139,000. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.

Employees: Other than persons employed by our gaming subsidiaries there are 112 full time and 3 part time employees on April 30, 2011 compared to 89 full time and 3 part time employees on April 30, 2010. As of July 22, 2011, staffing is 107 full time and 3 part time employees. Our staffing at Boot Hill Casino & Resort on April 30, 2011 was 267 full time and 51 part time employees and at July 22, 2011 is 257 full time employees and 57 part time employees. None of the employees are subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and Export Sales: International sales are made through authorized installation centers and direct to foreign customers to be completed and included in domestic operations. The sales to our customers outside the U.S. consisted of approximately $1,769,000 in the year ended April 30, 2011, $3,169,000 in the year ended April 30, 2010, and $3,008,000 in the year ended April 30, 2009. Sales from international operations are subject to changes in domestic and foreign laws, regulations and controls. All sales are made in U.S. dollars.

Executive Officers of the Registrant: The following people are executive officers of the registrant:
R. Warren Wagoner, 59 years old, Chairman of the Board of Directors
Clark D. Stewart, 71 years old, President and Chief Executive Officer
Christopher J. Reedy, 45 years old, Vice President and Secretary
Angela D. Shinabargar, 47 years old, Chief Financial Officer

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

General Governmental Regulations of Financial Reporting: The Company reports information to its stockholders and the general public pursuant to the regulations of various Federal and State Commissions and Agencies. These regulations require conformance by the Company to Generally Accepted Accounting Principles, to pronouncements of the Public Company Accounting Oversight Board ("PCAOB"), and to accounting and reporting directives issued by the commissions and agencies. The political and regulatory environment in which the Company is operating is dynamic and rapidly changing. Adoption and/or changes in regulations defining accounting procedures or reporting requirements could have a materially adverse effect on the Company. The Company depends upon the financial institutions and capital markets for financing to continue operations and to finance and develop new opportunities.

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

Major Customers: The termination of contracts with major customers or renegotiation of these contracts at less cost-effective terms could have a materially adverse effect on the Company. Irregularities in financial accounting procedures, financial reporting requirements and regulatory reporting requirements could cause major customers to become unstable and be unable to complete business transactions which could have a materially adverse effect on the Company. During the fiscal year ending April 30, 2011 we derived 23.9% of our revenue from five customers.

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

Kings Avionics, Inc. has its principal facility at 280 Gardner Dr., Ste. 3, New Century, Kansas in a 19,500 square foot facility with annual rent of approximately $168,500.

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

Services: Butler National Services, Inc. has its principal offices at 2772 NW 31st Ave, Ft. Lauderdale, Florida at an annual rent of approximately $43,000.

Gaming: Butler National Services Corporation through its subsidiary, BHCMC, LLC rents real property, improvements and equipment at 4000 W. Comanche in Dodge City, Kansas of approximately 60,000 square feet related to the Boot Hill Casino and Resort facility at an annual rent of approximately $4,515,000 in fiscal year ended April 30, 2011 and an estimate of $4,924,000 in fiscal year ended April 30, 2012.

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

As of July 22, 2011, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

Butler National Corporation Annual Meeting of Shareholders was held on March 8, 2011 (the "Annual Meeting"). At the Annual Meeting, 38,981,118 shares of common stock, or approximately 69% of the 56,756,448 shares of common stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies.

PART II
Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
COMMON STOCK (BUKS):

(a) Market Information: We were initially listed in the national over-the-counter market in 1969, under the symbol "BUTL." Effective June 8, 1992, the symbol was changed to 'BLNL.' On February 24, 1994, we were listed on the NASDAQ Small Cap Market under the symbol "BUKS." Our common stock was delisted from the small cap category effective January 20, 1999 and was quoted in the over-the-counter (OTCBB) category. On March 2, 2011 we announced that our shares were now being exclusively quoted on OTC Markets Group's OTC Link™ platform.

There are three tiers in the OTC Marketplace. The first tier is OTCQX, the quality-controlled marketplace for companies that meet certain financial standards. The second tier is OTCQB, the U.S. reporting marketplace tier where Butler National currently trades. Companies within this tier are current in their reporting requirements with the SEC. The third tier is designated OTC Pink, which is the market for speculative trading.

The range of the high and low bid prices per share of the our common stock, for fiscal years 2011 and 2010, as reported by OTC Markets Group, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2011		Year Ended April 30, 2010
	Low	High	Low	High
First Quarter	$.310	$.440	$.190	$.440
Second Quarter	$.320	$.480	$.210	$.380
Third Quarter	$.330	$.500	$.260	$.450
Fourth Quarter	$.380	$.620	$.330	$.480
  Holders: The approximate number of holders of record of our common stock, as of July 22, 2011, was 2,900. The price of the stock as of July 22, 2011 was approximately $0.71 per share.
  Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:
As of July 22, 2011 there were no Convertible Preferred shares or Convertible Debenture notes outstanding. Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights		Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
(a)		(b)		(c)
Equity compensation plans approved by stockholders	7,262,064	$.49		0		(1)
Equity compensation plans not approved by stockholders	0	0		0
Total	7,262,064	$.49		0

(1) See Note 5 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance.
Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
(a)		(b)	(c)
May 1, 2010 through April 30, 2011	0	0	0

Total	0	$0	0

Item 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition", and with the Consolidated Financial Statements and related Notes included elsewhere in the report.

	Year Ended April 30 (In thousands except per share data)
	2011	2010	2009	2008	2007
Net Revenue	$46,335	$32,577	$18,093	$17,647	$14,681

Operating Income	$2,829	$3,344	$1,832	$2,203	$1,251

Net Income	$1,260	$2,890	$829	$1,274	$606

Basic Per Share
Net Income	$0.02	$0.05	$0.02	$0.02	$0.01

Selected Balance Sheet Information
Total Assets	$32,158	$29,566	$25,798	$27,104	$20,445
Long-term Obligations (excluding current maturities)	$4,940	$4,305	$6,345	$6,416	$2,521
Cash dividends declared per common share	None	None	None	None	None
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Fiscal 2011 compared to Fiscal 2010
Revenue and Operating Profit

Our revenue for fiscal 2011 was $46,335,328, an increase of 42.2% from fiscal 2010 revenue of $32,576,708. We experienced a 16% decrease in earnings before taxes from fiscal 2010 to fiscal 2011. Our operating profit for 2011 was $2,828,527 compared to $3,343,748 in 2010, a decrease of 15%.

Discussion of the specific changes by operation at each business segment follows the results of operations are based on pre-corporate allocations and minority interest.

Aircraft Modifications: Revenue from Aircraft Modifications segment for the fiscal year ending April 30, 2011, was $13,872,659, an increase of 3% from fiscal 2010 with revenue of $13,486,358, and an increase of 18.4% from fiscal 2009, with revenue of $11,713,497. The modifications segment operating profit for the fiscal year ending April 30, 2011, was $4,393,029, an increase of 105% from fiscal 2010 with an operating profit of $2,146,533, and an increase of 118% from fiscal 2009 with an operating profit of $2,012,085.
During the past few years we have seen a significant increase in aircraft camera modification. The repetitive nature of our current aircraft modifications has significantly increased our operating profits. As the economy grows aircraft owners may elect to update, modify, and purchase business aircraft. A shift to business aircraft ownership positively impacts our aircraft modification revenues. Although we cannot anticipate the future we must always consider the negative impact of items such as the September 11, 2001 event, increases in fuel prices, and general economic downturns.

Avionics: Revenue from Avionics for the fiscal year ending April 30, 2011 was $5,072,298, a decrease of 8% from fiscal 2010 with revenue of $5,497,408, and an increase of 125% from fiscal 2009 with revenue of $2,255,776. The avionics segment had an operating profit of $339,881 in fiscal 2011, $2,169,643 for fiscal 2010, and $338,468 for fiscal 2009. Many economic and political uncertainties can impact the avionics product line.

Services - SCADA Systems and Monitoring Services: Revenue decreased 3% from $1,608,468 for fiscal 2010 to $1,562,294 for fiscal 2011. During fiscal 2011, we maintained a relatively level volume of long-term contracts with municipalities. We anticipate increases in revenue from additional lift station rehabilitations over the next three to four years. Revenue fluctuates due to the introduction of new products and services and the related installations of these types of products. Our contracts with our two largest customers have been renewed through fiscal 2012. An operating profit of $253,780 in Monitoring Services was recorded for fiscal 2011, compared to a profit of $297,301 for fiscal 2010, a decrease of 14.6%. We believe the service business has had revenue stability over the past few years and we expect this to continue.

Corporate / Professional Services: Services in this segment include the architectural services related to gaming and other real estate development, administrative management services, and engineering consulting services.

Revenue consisting of architectural services and revenue related to completed construction projects were $849,100 for the fiscal year ended April 30, 2010 and $281,900 for the fiscal year ended April 30, 2011. Projects related to architectural services decreased $524,309 for the twelve months to revenue of $644,434 at April 30, 2011. An operating loss of $264,212 for the fiscal year ended April 30, 2011 was recorded compared to a profit of $59,631 for the fiscal year ended April 30, 2010.

Revenue related to gaming and other real estate development, on site contract management of gaming establishments for the fiscal year ended April 30, 2011 was $2,223,337 compared to $1,691,860 for the fiscal year ended April 30, 2010, an increase of 31.4%. Operating profits from management services related to gaming increased $524,611 from $352,784 for the fiscal year ended April 30, 2010, to $877,395 for the fiscal year ended April 30, 2011.

Boot Hill Casino and Resort opened for business on December 15, 2009. In the fiscal year ended April 30, 2011 the Gaming Facility received gross revenue including funds for the State of Kansas of $42,200,370 compared to $16,068,838 in fiscal year ended April 30, 2010. Mandated fees, taxes and distributions reduced gross revenue by $19,521,963 leaving net revenue to us, as the manager, of $22,678,406 compared to $8,314,043 in fiscal year ended April 30, 2010. Net income before taxes and minority interest were $397,147 in fiscal year ended April 30, 2010 compared to a loss of $577,353 in fiscal year ended April 30, 2011.

Selling General and Administrative

Expenses were $23,106,774, or 49.9% of revenue, for the fiscal year ended April 30, 2011 compared to $13,534,872 or 41.5% of revenue for the fiscal year ended April 30, 2010. Of these costs, $16,215,408 was directly related to the Gaming Facility in fiscal 2011 and $5,596,889 in fiscal 2010. Non related facility gaming costs decreased approximately $1,060,000.

As we grow, we anticipate that overhead expenses may increase. We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense)

Other interest income and expense decreased from $443,455 in fiscal 2010 to $399,074 in fiscal 2011. Interest expense decreased by $91,668 from $455,827 in fiscal 2010.

Earnings

Our operating profit for fiscal 2011 was $2,828,526 compared to $3,343,748 in 2010, a decrease of 15.4%. Approximately $496,000 of the operating profit in fiscal year 2010 can be attributed to the sale of land in Dodge City, Kansas.

Consolidated Net Income

As a result of the factors described above, our net income for fiscal year 2011 was $1,259,659 compared to $2,890,126 in fiscal 2010, a decrease of $1,630,467 or 56%. The decrease in net income before taxes and minority interest for fiscal 2011 was $2,429,452 compared to $2,900,293 in fiscal year ended April 30, 2010, a decrease of 16%. Casino operations in Dodge City reduced the net income before taxes by $577,352 or 19%, resulting in an increase in all other operations of 20%.

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

Avionics: Revenue from Avionics for the fiscal year ending April 30, 2010 was $5,497,407, an increase of 144% from fiscal 2009 with revenue of $2,255,776, and an increase of $9.4% from fiscal 2008 with revenue of $5,024,781. The avionics segment had an operating profit of $2,169,643 in fiscal 2010, $338,468 for fiscal 2009, and $1,762,553 for fiscal 2008. The increase in operating profit is directly related to the significant increases in revenue. Management expects increased revenue for the fuel system protection devices when regulatory requirements necessitate the TSD, GFI, and other classic aviation products.

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

Corporate / Professional Services: Services in this segment include the architectural services related to gaming and other real estate development, administrative management services, and engineering consulting services.

Revenue consisting of architectural services and revenue related to completed construction projects were $567,020 for the fiscal year ended April 30, 2009 and $849,100 for the fiscal year ended April 30, 2010. Projects related to architectural services increased $561,591 for the fiscal year to revenue of $1,168,742 at April 30, 2010. An operating income of $59,631 for the fiscal year ended April 30, 2010 was recorded compared to a loss of $315,719 for the fiscal year months ended April 30, 2009.

Revenue related to gaming and other real estate development, on site contract management of gaming establishments for the fiscal year ended April 30, 2010 was $1,691,860 compared to $1,293,284 for the fiscal year ended April 30, 2009, an increase of 31%. Operating profits from management services related to gaming decreased $757,297 from $1,110,081 for the fiscal year ended April 30, 2009, to $352,784 for the fiscal year ended April 30, 2010.

Boot Hill Casino and Resort opened for business on December 15, 2009. In the fiscal year ended April 30, 2010 the Gaming Facility received gross revenue including funds for the State of Kansas of $16,068,838. Mandated fees, taxes and distributions reduced gross revenue by $7,754,797 leaving net revenue to us, as the manager, of $8,341,043. The net profit from the Gaming Facility for the fiscal year ended April 30, 2010 was $217,557.

Selling General and Administrative

Expenses were $13,534,872, or 41.5% of revenue, for the three months ended April 30, 2011 compared to $4,759,470 or 26.3% of revenue for the fiscal year ended April 30, 2009.

Other Income (Expense)

Other interest income and expense decreased from $497,422 in fiscal 2009 to $443,454 in fiscal 2010. Interest expense decreased by $49,002 from $504,829 in fiscal 2009 as a result of a reduction of our financing activities of more than $3,942,000.

Earnings

Our operating profit for fiscal 2010 was $3,343,747 compared to $1,831,882 in 2009, an increase of 82.5%. Approximately $496,000 of the operating profit can be attributed to the sale of land in Dodge City, Kansas.

Consolidated Net Income

As a result of the factors described above, our net income for fiscal year 2010 was $2,890,126 compared to $829,315 in fiscal 2009, an increase of $2,061,685 or 249%. The increase in net income before taxes for fiscal 2010 was $1,565,832 of which casino operations in Dodge City contributed 25%.

Liquidity and Capital Resources

At April 30, 2011, the Company was utilizing one line of credit totaling $1,000,000. The unused line at April 30, 2011 was $908,201. During the current year these funds were primarily used for the purchase of inventory for the modifications and avionics operations.

We believe the line of credit will be extended when it is due and do not anticipate the full repayment of this note in fiscal 2012. Our line of credit has been extended to August 2011. The line of credit is collateralized by the first and second positions on all assets of the Company.

At April 30, 2011, there were several notes collateralized by aircraft security agreements totaling $2,859,480. These notes were used for the purchase and modifications of these collateralized aircraft and Kings Avionics, Inc.

There are two notes at a bank totaling $1,628,102 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is in March 2013.

Four notes to a bank were entered into between March and April 2006 for the purchase of a building and several vacant lots in Junction City, Kansas. One note remains for the business location totaling $86,660.

Two notes totaling $524,705 remain for real estate purchased in November 2007 and June 2009 in Dodge City, Kansas.

One note with a balance of $688,749 is collateralized by the first and second position on all assets of the Company. This was used as capital for our daily business operations in 2006. There are several other notes collateralized by automobiles and equipment totaling an additional $126,857.

In March 2008 we acquired an avionics product line. As part of this acquisition we have remaining obligations of $473,339. In September 2010 we acquired an additional Avionics business with a remaining balance of $360,000 in loan obligations.

We are not in default of any of our notes as of July 22, 2011.

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

Analysis and Discussion of Cash Flow

During fiscal year 2011 our cash position decreased by $231,021. Cash provided by operating activities contributed $2,545,888. We reported net income of $1,258,389 during fiscal year 2011. Non-cash charges to income for depreciation, amortization, and stock issues were $1,975,484. Net change in inventory, including obsolete inventories and fixed assets used $129,361. We returned a deposit from BHC Development, LC (an unrelated development company) totaling $1,700,000 at part of the build-to-suit agreement in the initial Boot Hill Casino vault bank balance. Accounts payable and accrued liabilities and other liabilities resulted in a net contribution of $1,332,866. Prepaid expenses and other current assets reduced cash by $511,509. Customers deposits and Accounts receivable contributed $276,569. Disposal of assets contributed $43,450.

Cash used in investing activities was $3,753,459. We invested approximately $85,000 towards the purchase of 20 acres in Dodge City and approximately $17,000 towards building improvements. We purchased used machinery and equipment of approximately $1,370,000. We purchased a Learjet 60 aircraft for the development of future STC's for approximately $1,820,000. We purchased two aircraft engines for approximately $358,000 and a small Piper aircraft for $105,000.

Cash provided by financing activities was $976,549. We reduced our debt by more than $1,927,000 and increased our debt by more than $2,880,000, approximately $1,200,000 was for business development and approximately $1,700,000 was for the Lear 60 aircraft purchase.

Critical Accounting Policies and Estimates:

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management judgments and estimates. These significant accounting policies relate to revenue recognition, bad debts, the use of estimates, long-lived assets, Supplemental Type Certificates, and advances to state owned Lottery Gaming Facilities. These policies and our procedures related to these policies are described in detail below and under specific areas within this "Management Discussion and Analysis of Financial Condition and Results of Operations." In addition, Note 1 to the consolidated financial statements expands upon discussion of our accounting policies.

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

Long-lived Assets: The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, formerly SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in 2011. From fiscal year 2010 to fiscal year 2011 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2011 and 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations:
Tabular Disclosure of Contractual Obligations
Payments Due By Period (Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	2 Years FY 2011	3 Years FY 2012	4 Years FY 2013	5 Years FY 2014	More than 5 Years

Long-Term Debt/Capital Lease Obligations	$6,748	$1,807	$2,633	$892	$787	$414	$215

Operating Lease Obligations	$1,774	$350	$350	$350	$245	$176	$303

Facility Rent Obligations	$132,004	$4,924	$6,791	$6,837	$6,883	$6,930	$99,639

Promissory Notes	$92	$92	$0	$0	$0	$0	$0
---------	---------	---------	---------	---------	---------	---------
TOTAL	$140,618	$7,173	$9,774	$8,079	$7,915	$7,520	$100,157
=====	=====	=====	=====	=====	=====	=====

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

Expected Maturity Date (Dollars in thousands)
2012	2013	2014	2015	2016	There-after	Total	Fair Value
Assets
Note receivable:	$0	$0	$0	$0	$0	$0	$0	$0
Variable rate Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Liabilities
Promissory Notes	$92	$0	$0	$0	$0	$0	$92	$92
Long-term debt:	$1,807	$2,633	$892	$787	$414	$215	$6,748	$6,748
Variable rate Average interest rate	7.0%	7.5%	8.0%	8.0%	8.5%	8.5%	7.9%	7.6%

Interest Payments
Est. Interest Payments:	$133	$197	$71	$63	$35	$18	$517
Scheduled interest payments are calculated on a fixed rate basis, if known, and the remaining interest will be calculated on the average current rate, including imputed interest calculations at 7%.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements of the Registrant are set forth on pages 42 through 61 of this report.
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

In connection with the preparation of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2011.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2011.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company registered public accounting firm because Section 989G(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts us, a company with a public float of less than $75 million from the requirement that our registered public accounting firm attest to our financial controls.

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

Name of Director, Age and Term	Served Since	Principal Occupation for Last Five Years and Other Directorships
Clark D. Stewart (71) Up for re-election for fiscal year end 2012	1989	President of the Company from September 1, 1989 to present.
R. Warren Wagoner (59) Up for re-election for fiscal year end 2012	1986	Chairman of the Board of Directors of the Company since August 30, 1989.
David B. Hayden (65) Up for re-election for fiscal year end 2011	1996	Co-owner and President of Kings Avionics, Inc. since 1974 prior to its acquisition in 2010. Director since 1996.
Michael J. Tamburelli (48) Up for re-election for fiscal year end 2014	2010

General Manager of the Isle of Capri Kansas City, Missouri 2004-2008, General Manager Boot Hill Casino & Resort 2009-2010, General Manager of Cherokee National Casino, West Siloam Springs, Oklahoma since 2010. Director since May 1, 2010.

Bradley K. Hoffman (37) Up for re-election for fiscal year end 2013	2010	Regional Manager of ISG Technology, Inc. in Kansas City, Kansas since 2005. Director since June 9, 2010.

The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of stockholders and at special meetings held during the year. The executive officers are as follows:

Name	Age	Position
R. Warren Wagoner	59	Chairman of the Board of Directors
Clark D. Stewart	71	President and Chief Executive Officer
Christopher J. Reedy	45	Vice President and Secretary
Angela D. Shinabargar	47	Chief Financial Officer

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

Christopher J. Reedy worked for Colantuono & Associates, LLC from 1997 to 2000 in the area of aviation, general business and employment counseling, and from 1995 to 1997 with the Polsinelli, White firm. He was involved in aviation product development and sales with Bendix/King, a division of Allied Signal, Inc. from 1988 through 1993. Mr. Reedy joined the Company in November 2000 as Vice President of the, and became Secretary of the Company in 2005.

Angela D. Shinabargar was the controller of A&M products, a subsidiary of First Brands Corporation from 1995 to 1998. From 1998 to 2000 Ms. Shinabargar was a Senior Business Systems Analyst for Black & Veatch of Kansas, the largest privately held engineering firm in the United States. Ms. Shinabargar was the CFO of Peerless Products, Inc. a manufacturer of customized windows from 2000 to 2001. Ms. Shinabargar joined the Company as Chief Financial Officer in October 2001.

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

Audit Committee and Audit Committee Expert of the Company

The current members of the Audit Committee are Mr. David B. Hayden, Mr. Bradley K. Hoffman, and Mr. Tad McMahon. Mr. Hoffman is an independent member under the Nasdaq listing standards. The Audit Committee met five times during fiscal year 2011, excluding actions by unanimous written consent.

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

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS:

Our compensation programs are designed to support our business goals and promote both short-term and long-term growth. This section of the proxy statement explains how our compensation programs are designed and operate in practice with respect to our listed officers. Our listed officers are the CEO, CFO, Vice President, and Chairman of the Board. There are only four executive officers of Butler National Corporation. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2011, 2010 and 2009.

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

Base Salary

The Committee establishes executive officers' base salaries at levels that it believes are reasonable for comparable positions. When the Committee determines the executive officers' base salaries during the first quarter of the year, the Committee takes into account each officer's role and level of responsibility at the company. In general, executive officers with the highest level and amount of responsibility have received the highest base salaries. In February 2011, the Committee increased base salaries for the listed officers based on the Committee's review of the officers' current performance and expected future contributions.

PAY COMPONENT		BRIEF DESCRIPTION
Base Salary		Described in detail in separate paragraph above titled Base Salary.
Annual and Semiannual Incentive Cash Payments		Paid as discretionary cash bonuses to individual employees for outstanding performance of a task.
Equity Grants/Option Awards		Option Awards are granted by the Compensation Committee to align management objective toward improved earnings and retention of the management team.
Employee Stock Purchase Plan

Any employee may purchase the Company stock at the fair market value at the date of purchase without broker or issue fees. The stock is restricted and not considered a stock reward. We have the 1981 Employee Stock Purchase plan. No shares have been purchased under this plan since 1988.

Retirement Benefits

We pay the required federal and state retirement contributions, the required unemployment contributions and match the employee's contribution to their account in the Butler National Corporation 401(k) plan according to the parameters set forth in the plan.

Health and Welfare Benefits		Employees electing to participate in the various insurance plans offered by the Company receive a payment for a share of the health, dental, vision and life insurance costs for the employee.

Grant Date Fair Value of Stock Option Awards

The following table summarizes compensation paid to non-employee directors during fiscal year 2011. We paid $10,000 in cash compensation to Mr. David Hayden, Mr. Michael Tamburelli, and Mr. Bradley Hoffman, our non-employee directors in fiscal year 2011.

Name	Stock Awards
David B. Hayden	0 / 125,000(a) 0 / 125,000(b) 0 / 125,000(c)
Michael J. Tamburelli	0 / 125,000(a) 0 / 125,000(b) 0 / 125,000(c)
Bradley K. Hoffman	0 / 125,000(a) 0 / 125,000(b) 0 / 125,000(c)

The unexercised options at April 30, 2011 listed in the table above have an exercise price of $0.49 and will expire on December 31, 2020. The options were granted under and are expressly subject to all the terms and provisions of the Plans, and the terms of such Plans are incorporated herein by reference. The terms are included but not limited to the following restrictions:

(a) In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (a) the date being December 31, 2011 or later and (b) the close of the Company's common stock at a market price at or above $0.92 on any date between December 31, 2010 and December 31, 2015.
(b) In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (a) the date being December 31, 2012 or later and (b) the close of the Company's common stock at a market price at or above $1.41 on any date between December 31, 2010 and December 31, 2015.
(c) In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (a) the date being December 31, 2013 or later and (b) the close of the Company's common stock at a market price at or above $1.90 on any date between December 31, 2010 and December 31, 2015.

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

Performance Measures and Decision-Making Process for Fiscal Year 2011

The Committee set base salaries for executive officers for 2011 in April 2010, with payment beginning in April 2010.

- The performance measures used by the Committee in determining executive compensation for fiscal year 2011 were:

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
The CEO provided the entire board of directors with an assessment of his own performance with respect to the performance measures listed above, which the board considered in its assessment of his performance for fiscal year 2011. The CEO reviewed the performance of the other executive officers (except the Chairman) with the Committee and made recommendations regarding the components of their compensation.

Before making its compensation decisions, the Committee discussed levels of compensation for the Chairman, the CEO and the other executive officers with the full board of directors in an executive session.

Determination of CEO Compensation

In fiscal year 2011, Butler National Corporation reached projected levels of revenue, profit from operations, operating margin and operating cash flow.

With regard to progress toward strategic goals, BNC improved its products and technology positions and strengthened its relationships with customers.

Taking into account Company performance, both absolute and relative to competition and the executive officers contribution to that performance, the Committee set its targeted compensation levels so as to be commensurate with that relative performance. The Committee made the following determinations for fiscal year 2011 with respect to each component of compensation for the CEO and his existing contract and the other executive officers:

Base Salary - In keeping with its strategy, the Committee base salary decisions for fiscal year 2011 were generally intended to provide salaries somewhat lower than the median level of salaries for similarly situated executives of the comparator companies.

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
Mr. Michael J. Tamburelli (effective May 1, 2010)

Executive Compensation

SUMMARY

The following table below sets forth certain compensation information concerning the Chief Executive Officer, Vice President, and our two additional most highly compensated executive officers for the fiscal years ended April 30, 2011, 2010 and 2009. Our listed officers are the CEO, CFO, Vice President, and Chairman of the Board. There are only four executive officers of Butler National Corporation. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2011, 2010 and 2009:

Summary Compensation Table

Name and Principal Position	YR	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards and Stock Appreciation Rights ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(1)	Total ($)(2)
Clark D. Stewart, CEO President and Director (Contract back pay)	11 10 10 09	443,554 419,391 47,656 367,633	8,904 --- ---	--- --- ---	174,796 --- ---	--- --- ---	--- --- ---	39,469 39,412 34,582	666,723 506,459 402,215

R. Warren Wagoner Director - Chairman of the Board	11 10 09	255,066 248,719 228,984	4,468 --- ---	--- --- ---	36,740 --- ---	--- --- ---	--- --- ---	25,988 24,233 20,702	322,422 272,952 249,686

Christopher J. Reedy Vice President and Secretary	11 10 09	203,827 192,542 178,418	--- --- ---	--- --- ---	36,740 --- ---	--- --- ---	--- --- ---	24,530 22,378 21,205	265,097 214,920 199,623

Angela D. Shinabargar Chief Financial Officer	11 10 09	150,093 133,380 123,583	5,000 10,000 20,000	--- --- ---	36,740 --- ---	--- --- ---	--- --- ---	9,738 8,916 10,386	201,571 152,296 153,969

Name		Year	Airplane and Automobile Usage	Health Benefits		Memberships	Matching Contributions to 401(k) (3)
Clark D. Stewart		2011	7,200	7,654		9,915	14,700
R. Warren Wagoner		2011	---	11,288		---	14,700
Christopher J. Reedy		2011	---	4,256		8,091	12,183
Angela D. Shinabargar		2011	---	606		---	9,132

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

(4) The aggregate grant date fair value was computed in accordance with FASB ASC Topic 718 for each of the option tranches for each of the three years of the plan. The value is calculated by using the fair market value at the date of grant times the probability the receiving individual will be an employee of Butler National at the time the option may be exercised, times the probability that the price of the BUKS stock will reach the trigger price within the option period, times the Black Scholes value factor for the time to the trigger date for each year.

OPTION GRANTS, EXERCISES AND HOLDINGS
No options were granted to any named executive officer in the last fiscal year.
The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the our last fiscal year:
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
			Number of Securities Underlying Unexercised Options at FY-End (no.)	Value of Unexercised In-the-Money Options at FY-End ($)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Clark D. Stewart, Chief Executive Officer	-	-	0 / 618,488(a) 0 / 618,488(b) 0 / 618,488(c)	0 / 0 0 / 0 0 / 0
R. Warren Wagoner, Director - Chairman of the Board	-	-	0 / 130,000(a) 0 / 130,000(b) 0 / 130,000(c)	0 / 0 0 / 0 0 / 0
Christopher J. Reedy, Vice President and Secretary	-	-	0 / 130,000(a) 0 / 130,000(b) 0 / 130,000(c)	0 / 0 0 / 0 0 / 0
Angela D. Shinabargar, Chief Financial Officer	-	-	0 / 130,000(a) 0 / 130,000(b) 0 / 130,000(c)	0 / 0 0 / 0 0 / 0
David B. Hayden, Director	-	-	0 / 125,000(a) 0 / 125,000(b) 0 / 125,000(c)	0 / 0 0 / 0 0 / 0
Michael J. Tamburelli, Director	-	-	0 / 125,000(a) 0 / 125,000(b) 0 / 125,000(c)	0 / 0 0 / 0 0 / 0
Bradley K. Hoffman, Director	-	-	0 / 125,000(a) 0 / 125,000(b) 0 / 125,000(c)	0 / 0 0 / 0 0 / 0

The unexercised options at April 30, 2011 listed in the table above have an exercise price of $0.49 and will expire on December 31, 2020. The options were granted under and are expressly subject to all the terms and provisions of the Plans, and the terms of such Plans are incorporated herein by reference. The terms are included but not limited to the following restrictions:

(a) In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (a) the date being December 31, 2011 or later and (b) the close of the Company's common stock at a market price at or above $0.92 on any date between December 31, 2010 and December 31, 2015.
(b) In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (a) the date being December 31, 2012 or later and (b) the close of the Company's common stock at a market price at or above $1.41 on any date between December 31, 2010 and December 31, 2015.
(c) In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (a) the date being December 31, 2013 or later and (b) the close of the Company's common stock at a market price at or above $1.90 on any date between December 31, 2010 and December 31, 2015.

COMPENSATION OF DIRECTORS

Each non-officer director is entitled to a director's fee for meetings of the Board of Directors which he attends. Officer-directors are not entitled to receive fees for attendance at meetings.

Fees of $10,000 were paid to Michael Tamburelli, David Hayden, and Bradley Hoffman in fiscal 2011. No fees were paid in fiscal 2010.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

On April 30, 2001, the Company extended the Employment Agreement through August 31, 2006 with Clark D. Stewart under the terms of which Mr. Stewart was employed as the President and Chief Executive Officer of the Company. On February 24, 2009 the Company extended the Employment Agreement with Mr. Stewart with the terms as currently provided including annual increases of 5% through December 31, 2021. In the event Mr. Stewart is terminated from employment with the Company other than "for cause," Mr. Stewart shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the Employment Agreement. Mr. Stewart is also granted an automobile allowance of $600 per month which is reported by us as Salary Expense and to Mr. Stewart as Wages. Under the terms of the Employment Agreement with Mr. Stewart, the Company is obligated to pay company related expenses and salary. Included in accrued liabilities are $11,542 and $33,148 as of April 30, 2011, and 2010 respectively for amounts owed to our CEO for accrued compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors is comprised of Mr. Wagoner, Chairman of the Board, Mr. Stewart, CEO, President and Board member, and Mr. Hayden, Board member, Mr. Tamburelli, Board member and Mr. Hoffman, Board member. The company does not employ the use of any compensation consultants in determining or recommending the amount or form of executive and director compensation.

In the normal course of business, we purchased modifications services and avionics of approximately $1,144, $88,142, and $74,442 from a company partially owned by David Hayden, a director for the Company during fiscal 2011, 2010, and 2009 respectively.

In September 2010 we acquired Kings Avionics, Inc. in support of our "Classic" commercial and military product lines. As part of the acquisition Mr. Hayden received $90,000 in fiscal 2011.

In the normal course of business we purchased business system components totaling $158,528 in fiscal 2011 and $6,653 in fiscal 2010 from ISG, the employer of Bradley Hoffman.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, with respect to the Company common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company voting securities as of July 22, 2011.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)			Percent of Class
Clark D. Stewart 19920 West 161st Street Olathe, Kansas 66062 R. Warren Wagoner 19920 West 161st Street Olathe, Kansas 66062	5,016,627(2) 4,290,586(3)			8.8% 7.5%

(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power. The beneficial ownership includes the shares held in the Butler National 401(k) Profit Sharing Plan for the benefit of the individual.
(2) Includes 1,855,464 shares which may be acquired by Mr. Stewart pursuant to the exercise of stock options which are exercisable.
(3) Includes 390,000 shares which may be acquired by Mr. Wagoner pursuant to the exercise of stock options which are exercisable.

The following table sets forth as of April 30, 2011, with respect to the Company common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of April 30, 2011.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
David B. Hayden	1,732,225		3.0%
Christopher J. Reedy	1,108,593		1.9%
Clark D. Stewart	5,016,627	(2)	8.8%
R. Warren Wagoner	4,290,586	(3)	7.5%
Angela D. Shinabargar	723,558		1.3%
Bradley K. Hoffman	375,000		0.7%
Michael J. Tamburelli	375,000		0.7%
All Directors and Executive Officers as a Group (7 persons)	13,621,589	(4)	23.8%

(1) Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2) Includes 1,855,464 shares, which may be acquired by Mr. Stewart pursuant to the exercise of stock options, which are exercisable.
(3) Includes 390,000 shares, which may be acquired by Mr. Wagoner pursuant to the exercise of stock options, which are exercisable.
(4) Includes 4,150,464 shares for all directors and executive officers as a group, which may be acquired pursuant to the exercise of stock options, which are exercisable.

The Company does not have any equity compensation plans which have not been approved by the stockholders.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	7,262,064	$.49	0	(1)

Equity compensation plans not approved by stockholders	0	0	0
Total	7,262,064	$.49	0
(1) See Note 5 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2010 through April 30, 2011	0	0	0

Total	0	$0	0

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In the normal course of business we purchased modification services and avionics of approximately $1,144, $88,142, and $74,442 from a company partially owned by David Hayden, a director for Butler National Corporation during fiscal 2011, 2010, and 2009 respectively.

In September 2010 we acquired Kings Avionics, Inc. in support of our "Classic" commercial and military product lines. As part of the acquisition Mr. Hayden received $90,000 in fiscal 2011.

In the normal course of business we purchased business system components $158,528 in fiscal 2011 and $6,653 in fiscal 2010 from ISG, the employer of Bradley Hoffman, a director of Butler National Corporation during fiscal 2011.

Included in accrued liabilities are $44,649 and $56,646 as of April 30, 2011, and 2010 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2011, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, a sales representative and public relations person, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $186,800, $220,200 and $155,487, respectively, for fiscal 2011, $180,886, $215,653 and $133,483, respectively, for fiscal 2010 and $166,699, $205,070, and $118,805, respectively for fiscal 2009.
The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fee Type	Fiscal 2011	Fiscal 2010
Audit fees (a) Audit related fees (b) Tax fees (c) All other fees (d) Total	$91,256 2,640 20,125 - -------- $114,021 =====	$86,450 1,250 18,900 - -------- $105,350 =====

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

The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to Butler by its independent auditor. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by Weaver and Martin LLC for fiscal 2012. Each year stockholders are asked to affirm the selection of the auditor by a vote requested in the proxy.

The audit committee has approved 100% of the fees listed in the above table.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed As Part of Form 10-K Report.
(1) Financial Statements:
Description	Page No.
Report of Independent Registered Public Accounting Firm	41
Consolidated Balance Sheets as of April 30, 2011 and 2010	42
Consolidated Statement of Operations for the years ended April 30, 2011, 2010, and 2009	43
Consolidated Statements of Stockholders' Equity for the years ended April 30, 2011, 2010, and 2009	44
Consolidated Statements of Cash Flows for the years ended April 30, 2011, 2010, and 2009	45
Notes to Consolidated Financial Statements	46-61

(2) Financial Statement Schedules

Schedule	Description	Page No.
II.	Valuation and Qualifying Accounts and Reserves for the years ended April 30, 2011, 2010, and 2009	61
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

*
10.23

Stock Purchase Agreement with Gary Morris and David Hayden for the acquisition of Kings Avionics, incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K dated September 27, 2010

*
14	Standards of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Company's Form 10-K for the year ended April 30, 2008.	*
21	List of Subsidiaries.	62
23.1	Consent of Independent Public Accountants.	63
99	Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Reform Act of 1995.	64-68
31.1	Certificate pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	69
31.2	Certificate pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	70
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	71
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	72
* Relates to executive officer employment compensation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 28, 2011
BUTLER NATIONAL CORPORATION /s/ Clark D. Stewart Clark D. Stewart, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Clark D. Stewart Clark D. Stewart	President, Chief Executive Officer and Director (Principal Executive Officer)	July 28, 2011
/s/ R. Warren Wagoner R. Warren Wagoner	Chairman of the Board and Director	July 28, 2011
/s/ David B. Hayden David B. Hayden	Director	July 28, 2011
/s/ Michael J. Tamburelli Michael J. Tamburelli	Director	July 28, 2011
/s/ Bradley K. Hoffman Bradley K. Hoffman	Director	July 28, 2011
/s/ Angela D. Shinabargar Angela D. Shinabargar	Chief Financial Officer (Principal Accounting Officer)	July 28, 2011

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

Butler National Corporation

Olathe, Kansas

We have audited the accompanying consolidated balance sheets of Butler National Corporation as of April 30, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Butler National Corporation as of April 30, 2011 and 2010 and the consolidated results of its operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2011 in conformity with U.S. generally accepted accounting principles.

Weaver & Martin, LLC

Kansas City Missouri

July 28, 2011

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2011 AND 2010

	2011	2010		2011	2010
ASSETS			LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$8,475,525	$8,706,546	Line of Credit	$91,799	$69,800
Accounts receivable			Current maturities of long-term debt and capital lease	1,807,490	1,488,343
(net of allowance for doubtful accounts of $146,502 in	2,127,865	2,139,835	obligations
2011 and $229,969 in 2010)			Accounts payable	2,093,992	970,495
			Customer deposits	1,091,043	826,443
Inventories -			Deposits other	-	1,700,000
(net of obsolete of $1,792,681 in 2011 and $1,244,216			Gaming facility mandated payment	2,028,015	1,659,683
in 2010)			Accrued liabilities
Raw materials	5,202,476	4,669,138	Compensation and compensated absences	1,605,283	1,091,973
Work in process	1,088,235	1,129,907	Accrued income tax	252,623	847,419
Finished goods	723,972	1,086,276	Other	221,584	299,063
	-------------------	------------------		-------------------	-------------------
	7,014,683	6,885,321	Total current liabilities	9,191,829	8,953,219

Prepaid expenses and other current assets	964,117	452,609	LONG-TERM DEBT, AND CAPITAL LEASE NET OF
	-------------------	------------------	CURRENT MATURITIES:	4,940,402	4,304,999
Total current assets	18,582,190	18,184,311		-------------------	-------------------
			Total liabilities	14,132,231	13,258,218
PROPERTY, PLANT AND EQUIPMENT:
Land and building	3,142,486	3,057,144	COMMITMENTS AND CONTINGENCIES
Aircraft	5,951,859	3,766,059	STOCKHOLDERS' EQUITY:
Machinery and equipment	3,497,763	2,372,382	Preferred stock, par value $5:
Office furniture and fixtures	1,024,612	823,493	Authorized 50,000,000 shares, all classes
Leasehold improvements	31,389	4,249	Designated Classes A and B 200,000 shares
	-------------------	------------------	$1,000 Class A, 9.8%, cumulative if earned
	13,648,109	10,023,327	liquidation and redemption value $100,
Accumulated depreciation	(4,769,307)	(3,483,811)	no shares issued and outstanding	-	-
	-------------------	------------------	$1,000 Class B, 6%, convertible cumulative,
	8,878,802	6,539,516	liquidation and redemption value $1,000,
			no shares issued and outstanding	-	-
SUPPLEMENTAL TYPE CERTIFICATES:	1,696,202	1,774,057	Common stock, par value $.01:
(net of amortization of $2,464,183 in 2011 and $2,349,328			Authorized 100,000,000 shares
in 2010)			issued and outstanding 57,194,262 shares
			in 2011 and 56,562,698 in 2010	571,943	565,627
			Common stock, owed but not issued 278,573 shares
			in 2011 and in 2010	2,786	2,786
OTHER ASSETS:			Capital contributed in excess of par	11,911,838	11,458,809
Deferred tax asset	1,226,000	1,226,000	Treasury stock at cost, 600,000 shares	(732,000)	(732,000)
Other assets	1,774,500	1,842,063	Minority Interest	(396)	874
(net of accumulated amortization of $292,465 in 2011
and $198,727 in 2010)	-------------------	------------------	Retained earnings	6,271,292	5,011,633
	3,000,500	3,068,063		-------------------	-------------------
			Total stockholders' equity	18,025,463	16,307,729
	-------------------	-------------------		-------------------	-------------------
Total Assets	$32,157,694	$29,565,947	Total liabilities and stockholders' equity	$32,157,694	$29,565,947
	==========	==========		==========	==========
The accompanying notes are an integral part of these financial statements
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2011, 2010 AND 2009

	2011	2010	2009
REVENUE
Aircraft / Modifications	$13,872,659	$13,486,358	$11,713,497
Avionics / Defense	5,072,298	5,497,407	2,255,776
Management / Professional Services	4,711,965	5,278,900	4,123,815
Gaming facility	22,678,406	8,314,043	-
	-------------------	-------------------	-------------------
Net Revenue	46,335,328	32,576,708	18,093,088
COST OF SALES
Aircraft / Modifications	8,195,500	9,046,653	8,444,622
Avionics / Defense	3,576,376	2,447,289	1,135,310
Management / Professional Services	1,587,800	2,380,572	1,921,804
Gaming facility	7,040,351	2,320,007	-
	-------------------	-------------------	-------------------
Total Cost of Sales	20,400,027	16,194,521	11,501,736
	-------------------	--------------------	---------------------
GROSS PROFIT	25,935,301	16,382,187	6,591,352

OPERATING EXPENSES MARKETING, GENERAL & ADMINISTRATIVE	23,106,774	11,222,100	4,759,470
IMPAIRMENT OF INDIAN ADVANCES	-	1,259,091	-
LOSS ON RETIREMENT OF AIRCRAFT	-	1,053,681	-
GAIN ON SALE OF LAND	-	(496,433)	-
	-------------------	-------------------	-------------------
OPERATING INCOME	2,828,527	3,343,748	1,831,882
OTHER INCOME (EXPENSE)
Interest Expense	(364,159)	(455,827)	(504,829)
Other	(34,916)	12,372	7,407
	-------------------	-----------------	-------------------
Other Income (Expense)	(399,075)	(443,455)	(497,422)

INCOME BEFORE PROVISION FOR INCOME TAXES	2,429,452	2,900,293	1,334,460
PROVISION FOR INCOME TAXES
Deferred Income Tax Benefit	-	(1,226,000)	-
Income Tax Expense	1,171,063	1,235,293	505,146
	-------------------	-----------------	-----------------
Total Income Tax Expense	1,171,063	9,293	505,146
	-------------------	-----------------	-----------------
NET INCOME BEFORE MINORITY INTEREST	1,258,389	2,891,000	829,314
MINORITY INTEREST	1,270	(874)	-
	-------------------	-----------------	-----------------
NET INCOME	$1,259,659	$2,890,126	$829,314
	===========	==========	==========
BASIC EARNINGS PER COMMON SHARE	$0.02	$0.05	$0.02
	==========	==========	==========
Shares used in per share calculation	56,108,812	55,398,581	54,864,138
	==========	==========	==========
DILUTED EARNINGS PER COMMON SHARE	$0.02	$0.05	$0.02
	==========	==========	==========
Shares used in per share calculation	56,108,812	55,502,899	54,934,092
	==========	==========	==========
The accompanying notes are an integral part of these financial statements
	BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED APRIL 30, 2011, 2010, AND 2009
	Common Stock	Common Stock Owed but Not Issued	Capital Contributed in Excess of Par	Treasury Stock	Minority Interest	Retained Earnings	Total Stockholders' Equity
BALANCE, April 30, 2008	$550,911	$2,786	$11,076,238	$(732,000)	$-	$1,292,193	$12,190,128
Issuance of stock owed from prior period

Issuance of stock Benefit Plan	9,059	-	190,244	-	-	-	199,303

Net income	-	-	-	-	-	829,314	829,314
	--------------------	--------------------	--------------------	--------------------	--------------------	--------------------	--------------------
BALANCE, April 30, 2009	559,970	2,786	11,266,482	(732,000)	-	2,121,507	13,218,745
Issuance of stock owed from prior period

Issuance of stock Benefit Plan	5,657	-	192,327	-	-	-	197,984

Net income	-	-	-	-	874	2,890,126	2,891,000
	--------------------	--------------------	--------------------	--------------------	--------------------	--------------------	--------------------
BALANCE, April 30, 2010	565,627	2,786	11,458,809	(732,000)	874	5,011,633	16,307,729
Issuance of stock for Services	1,938	-	75,562	-	-	-	77,500

Stock Options issued to employees and directors	-	-	167,316	-	-	-	167,316

Issuance of stock Benefit Plan	4,378	-	210,151	-	-	-	214,529

Net income	-	-	-	-	(1,270)	1,259,659	1,258,389
	--------------------	--------------------	--------------------	--------------------	--------------------	--------------------	--------------------
BALANCE, April 30, 2011	$571,943	$2,786	$11,911,838	$(732,000)	$(396)	$6,271,292	$18,025,463

	===========	===========	===========	===========	===========	===========	===========
	The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2011, 2010, AND 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,258,389	$2,891,000	$829,314
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	1,401,284	942,192	391,826
Amortization (Supplemental Type Certificates)	114,855	98,064	184,898
Provision for obsolete inventories and fixed assets	589,154	130,209	717,723
Stock issued for services	77,500	-	-
Stock options issued to employees and directors	167,316	-	-
Stock issued for benefit plan	214,529	197,984	199,303
Impairment of Indian advances	-	1,259,091	-
Loss on retirement of aircraft	-	1,053,681	-
Deferred income tax asset	-	(1,226,000)	-
Disposal of fixed assets	43,450	(496,433)	(500)

Changes in assets and liabilities -
Accounts receivable	11,970	(1,595,810)	745,872
Inventories	(718,515)	1,327,898	(1,472,780)
Prepaid expenses and other current assets	(511,509)	(25,688)	(54,607)
Accounts payable	1,123,497	352,250	(83,864)
Customer deposits	264,599	(293,514)	(297,546)
Deposits other	(1,700,000)	1,700,000	-
Accrued liabilities	(160,822)	1,169,845	12,631
Gaming facility mandated payment	368,332	1,659,683	-
Other liabilities	1,860	32,691	-
	--------------------	--------------------	--------------------
Cash flows from operating activities	2,545,889	9,177,143	1,172,270
	--------------------	--------------------	--------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,792,459)	(506,485)	(198,407)
Proceeds from sale of land/other assets	39,000	2,000,000	-
	--------------------	--------------------	--------------------
Cash flows from investing activities	(3,753,459)	1,493,515	(198,407)
	--------------------	--------------------	--------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings line of credit, net	21,999	(614,808)	(26,473)
Borrowings of promissory notes, long-term debt and capital lease obligations	2,881,909	375,000	5,701,562
Repayments of promissory notes, long-term debt and capital lease obligations	(1,927,359)	(3,702,342)	(7,640,629)
	--------------------	--------------------	--------------------
Cash flows from financing activities	976,549	(3,942,150)	(1,965,540)
	--------------------	--------------------	--------------------
NET INCREASE (DECREASE) IN CASH	(231,021)	6,728,508	(991,677)

CASH, beginning of year	8,706,546	1,978,038	2,969,715
	--------------------	--------------------	--------------------
CASH, end of year	$8,475,525	$8,706,546	$1,978,038
	============	============	============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$363,618	$462,687	$510,633
	============	============	============
Income taxes paid	$1,796,859	$662,874	$554,789
	============	============	============

NON CASH OPERATING ACTIVITY
Stock issued for services	$77,500	$ - $	-
	============	============	============
Stock options issued to employees and directors	$167,316	$ - $	-
	============	============	============
Stock issued for benefit plan	$214,529	$197,984	$199,303
	============	============	============
The accompanying notes are an integral part of these financial statements.
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

  The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned active subsidiaries, Avcon Industries, Inc., AVT Corporation, BCS Design, Inc., Butler National Services, Inc., Butler National Service Corporation, Butler National Corporation-Tempe, Kings Avionics, Inc., Butler National, Inc., Butler Temporary Services, Inc., Kansas International Corporation, Kansas International DDC, LLC, and a majority owned subsidiary, BHCMC, LLC (collectively, The Company). All significant intercompany transactions have been eliminated in consolidation.

  Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas facility. Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, and stability enhancing modifications. Kings Avionics sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems). Butler National Inc. acquires airplanes, principally Learjets, to refurbish and sell. Butler National Corporation-Tempe is primarily engaged in the manufacture of airborne switching units used in Boeing McDonnell Douglas aircraft, electronic upgrades for classic weapon control systems used by the military, and transient suppression devices for Boeing Classic aircraft. Butler National Services is principally engaged in monitoring remote water and wastewater pumping stations through electronic surveillance. Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988. BHCMC, LLC is majority-owned and provides management services for the Boot Hill Casino & Resort under a management agreement with the State of Kansas. BCS Design provides professional architectural services.
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
  Long-Lived Assets: The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, Formerly SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.
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

	2011	2010
	-------------	-------------
Direct labor	$417,514	$417,514
Direct materials	1,100,262	1,100,262
Consultant costs	1,951,829	1,914,829
Overhead	690,780	690,780
	-------------	-------------
	4,160,385	4,123,385
Less-Amortized costs	2,464,183	2,349,328
	-------------	-------------
STC balance	$1,696,202	$1,774,057
	=======	=======

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
  Slot Machine Jackpots: If the Company is unable to avoid payment of the jackpot (i.e. the incremental amount on a progressive machine) due to legal requirements, the jackpot is accrued as the obligation becomes unavoidable. This liability is accrued over the time period in which the incremental progressive jackpot amount is generated with a related reduction in casino revenue. No liability is accrued with respect to the base jackpot.
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

The computation of the Company basic and diluted earnings per common share is as follows:
	2011	2010	2009
Net income	$1,259,659	$2,890,126	$829,314
Weighted average common shares outstanding	56,108,812	55,398,581	54,864,138
Dilutive effect of non-qualified stock option plans	-	104,318	69,954
Weighted average common shares outstanding, assuming dilution	56,108,812	55,502,899	54,934,092
Potential common shares if all options were exercised and shares issued	63,856,326	57,787,532	57,241,865
Basic earnings per common share	$.02	$.05	$.02
Diluted earnings per common share	$.02	$.05	$.02

  Stock-based Compensation: The Company accounts for stock-based compensation under ASC Topic 505-50, formerly SFAS No. 123R, "Share-Based Payment" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.
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
  Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2011 we had $4,353,281 in bank deposits that exceeded the federally insured limits.
  Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.
  Research and Development: We invested in research and development activities. The amount invested in the year ended April 30, 2011 and 2010 was approximately $1,651,657 and $1,720,168 respectively.
  Warranties: We warrant to our customer that our products and services are in good working order at the time of delivery. We warrant that these products will continue to be serviceable for periods from 90 days to up to a maximum of 36 months. Our products are tested and accepted by the customer prior to their release. For the years ended April 30, 2011, 2010, 2009 we had no beginning warranty reserve, no additions to warranty reserves, and no reductions to the warranty reserve.

  In each of the three years ended April 30, 2011, 2010, 2009 our warranty expense was immaterial.

  Recent Accounting Pronouncements: We do not believe there are any recently issued accounting standards that have not yet been adopted that will have a material impact on the Company's financial statements.
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

2. DEBT: Principal amounts of debt at April 30, 2011 and 2010, consist of the following:
Promissory Notes		2011	2010
	Bank Line of Credit, available LOC $1,000,000
	interest at prime plus 2% (7.0% at April 30, 2011 - with a	$91,799	$69,800
	floor of 7%) due August 2011, collateralized by a
	first or second position on all assets of the Company.
		--------------	--------------
		$91,799	$69,800
		=========	=========
Long-Term Debt and Capital Lease Obligations
	Note payable, interest at 6% due February 2016 collateralized	1,622,390	-
	by Aircraft Security Agreements

	Note payable, interest at prime plus 1%, (4.25% at April	-	269,841
	30, 2011) due June 2011 collateralized by Aircraft
	and Engine Security Agreements

	Note payable, interest at prime plus 3%, with a floor of	587,555	-
	6.25% due September 2017 collateralized by Aircraft Security
	Agreements

	Note payable, interest at bank prime (3.25% at April	456,122	498,579
	30, 2011) due March 2013, collateralized by real estate.

	Note payable, interest at bank prime (3.25% at April	1,171,981	1,281,072
	30, 2011) due March 2013, collateralized by real estate.

	Note payable, interest at 6.0% due February 28,	86,660	91,023
	2024 collateralized by real estate.

	Note payable, interest at 5.0% at April 30, 2010,	-	20,671
	renewed and due October 2011, collateralized by real estate.

	Note payable, interest at 5.0% at April 30, 2011,	-	121,765
	renewed and due August 2011, collateralized by real estate.

	Note payable, interest at 7.5% at April 30, 2011,	168,781	346,611
	due November 2012, collateralized by real estate.

	Note payable, interest at 6.25% at April 30, 2011,	355,923	366,596
	due June 14, 2014, collateralized by real estate.

	Note payable, interest at prime plus 2% (7.0% at April	688,749	907,698
	30, 2011 - with a floor of 7.0%), due January 2014,
	collateralized by a first or second position on all assets.

	Notes payable, interest Libor rate plus 9.715%, (10.8% at April	649,534	825,441
	30, 2011) renewed May 2009, due May 2014, collateralized
	by Aircraft and Engine Security Agreements.

	Note payable, with quarterly payments of $125,000 through	473,339	908,874
	2012. Imputed interest calculated at 7.0%

	Other Notes Payable and Capital Lease Obligations	486,858	155,171 0
	Due May 2011 to May 2013 with interest rates between
	3.9% and 8.5%.	--------------	--------------
		$6,747,892	$5,793,342
	Less: Current maturities	1,807,490	1,488,343
		--------------	--------------
		$4,940,402	$4,304,999
		=========	=========
Maturities of long-term debt and capital lease obligations are as follows:

Year Ending April 30	Amount
--------------	--------------
2012	$1,807,490
2013	2,632,678
2014	891,611
2015	786,811
2016	414,156
Thereafter	215,146
	--------------
	$6,747,892
	========
3. INCOME TAXES:

  Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2011 and 2010 are as follows:

	April 30, 2011	April 30, 2010
Deferred tax liabilities:
Depreciation	$(248,000)	$(160,000)
	----------------------	----------------------

Deferred tax assets:
Accounts receivable reserve	56,000	89,000
Inventory and other reserves	1,338,000	1,225,000
Vacation accruals	80,000	72,000
	----------------------	----------------------
Total gross deferred tax assets	1,474,000	1,386,000
Less valuation allowance	-	-
	----------------------	----------------------
Net deferred tax assets	$1,226,000	$1,226,000
	=============	=============

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	April 30, 2011	April 30, 2010
Statutory federal income tax rate	34.00%	34.00%
State income tax	9.70%	-
Permanent tax	2.70%	3.00%
Change in valuation reserve	-	15.00%
Other	1.80%	(11.00%)
	----------------------	----------------------
	48.20%	41.00%
	=============	=============

Income tax expense:
Deferred income tax benefit	$-	$(1,226,000)
Current income tax	1,171,063	1,235,293
	----------------------	----------------------
Total income tax expense	$1,171,063	$9,293
	=============	=============

  Current income tax expense of $1,171,063 and $1,235,293 are comprised of $925000 and $1,100,000 in federal income tax and $246,063 and $135,293 in state income tax for the years ended April 30, 2011 and 2010, respectively.

  The Company has accrued income taxes due to federal and state taxing authorities of approximately $252,000 and $847,000 for the years ended April 30, 2011 and 2010, respectively.

  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its financial condition, results of operations or cashflow. Therefore, no reserve for uncertain income tax position, interest or penalties, have been recorded.

4. STOCKHOLDERS' EQUITY:
Common Stock Transactions

  During the year ended April 30, 2011, we issued 437,814 shares valued at $214,529 as the match to the Company 401(k) plan.

  During the year ended April 30, 2011, we issued 193,750 shares of Company common stock at a value of $77,500 for marketing and consulting services.

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

  We issued 7,262,064 stock options on December 31, 2010 expiring on December 31, 2015. The exercise price for the incentive stock options is $0.49 (closing price as of December 31, 2010). The incentive stock options are allocated in three groups with two conditions for vesting. The first condition is stock price and the second condition is time:

  Year 1: Target $0.92

    2,420,688 options that can be exercised after December 31, 2011 once the share price reaches $0.92

  Year 2: Target $1.41

    2,420,688 options that can be exercised after December 31, 2012 once the share price reaches $1.41

  Year 3: Target $1.90

    2,420,688 options that can be exercised after December 31, 2013 once the share price reaches $1.90

  We used the Black-Scholes model to value the options and used assumptions of ultimately how many option shares would vest based on our experience. The value of the option shares is $684,131 and this will be expensed over the vesting term using the active employment to determine monthly expense. For the fiscal year ended April 30, 2011 we expensed $167,316. The remaining amount will be expensed through fiscal 2014. The fair value of the option shares used the following weighted average assumptions: Strike Price $1.36; Stock Price $0.49; Volatility 125%; Term 3.1 years; Dividend yield 0% and Interest Rate 1.01%.

A summary of stock options and warrants is as follows:
2011		2010	2009
Options exercisable at April 30	0	1,224,834	1,244,834
Weighted average fair value per share Options granted per year	.49	.80	.79

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise and Outstanding Price
$0.49	0	3.1 years	.49

		Options	Average Price

Outstanding Beginning 04/30/2008		1,493,763	$0.81
Granted		-	-
Expired		248,929	0.90
Exercised		-	-
Outstanding Ending 04/30/2009		1,244,834	0.79

Outstanding Beginning 04/30/2009		1,244,834	0.79
Granted		-	-
Expired		20,000.0625
Exercised		-	-
Outstanding Ending 04/30/2010		1,224,834	0.80

Outstanding Beginning 04/30/2010		1,224,834	0.80
Granted		7,262,064	0.49
Expired		1,224,834	0.79
Exercised		-	-
Outstanding Ending 04/30/2011		7,262,064	$0.49

  6. COMMITMENTS:

  Lease and Rent Commitments

  We lease and rent space with initial terms of three (3) years, (5) years and ten (10) years. Total rental expense incurred for the years ended April 30, 2011, 2010, and 2009, was $1,774,429, $1,672,603, and $243,133, respectively.

  Minimum lease and rent agreement commitments under noncancellable operating leases and rental agreements for the next five (5) years are as follows:

Year Ending April 30	Amount
2012	$4,924,312
2013	6,790,723
2014	6,836,780
2015	6,883,298
2016	6,930,281
	$32,365,394
7. CONTINGENCIES:

  We are involved in various lawsuits incidental to our business. Management believes the ultimate liability, if any, will not have an adverse effect on the Company financial position or results of operations.

  The board of directors approved the elimination of product liability insurance in August, 1989.

8. RELATED-PARTY TRANSACTIONS:

  In the normal course of business, we purchased modifications services and avionics of approximately $1,143, $88,142, and $74,442 from a company partially owned by David Hayden, a director for Butler National Corporation during fiscal 2011, 2010, and 2009 respectively.

  In September 2010 we acquired Kings Avionics, Inc. in support of our "Classic" commercial and military product lines. As part of the acquisition Mr. Hayden received $90,000 in fiscal 2011.

  In the normal course of business we purchased business system components $158,528 in fiscal 2011 and $6,653 in fiscal 2010 from ISG, the employer of Bradley Hoffman, a director for Butler National Corporation during fiscal 2011.

9. 401(k) SAVINGS PLAN

  We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however there are only two entry dates per calendar year. Employees may contribute up to twelve percent of their pre-tax covered compensation through salary deductions. The Plan may match subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6% of the employee's salary. Employees are 100 percent vested in the employer's contributions immediately. Our matching share contribution, at the then current market value, in 2011, 2010, and 2009 was approximately $214,529, $197,984, and $199,303 respectively. If approved by the Board of Directors, the Company match is paid in common stock of the Company.

10. INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:
Industry Segmentation
Company operations are classified into six segments in Fiscal Years 2011, 2010, and 2009.

  Aircraft Modifications - principally includes the modification of customer and company owned business-size aircraft from passenger to freighter configuration, addition of aerial photography capability, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault Falcon aircraft along with other specialized modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon"). In March 2008, Butler National Corporation, through its subsidiary Avcon Industries, Inc. acquired the JET autopilot product line for the Classic Learjets. The Company plans a transition of the acquisition to continue the service and support of all customers operating the JET autopilot and related equipment. In the interim period the Company has extended an agreement for transition services.

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

  In September 2010 we expanded this division by the acquisition of Kings Avionics Inc. The acquisition of Kings Avionics allows us to transition into the new technology available in avionics. Kings Avionics sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems). These systems are flight display systems which include intuitive touchscreen controls with large display to give users unprecedented access to high-resolution terrain mapping, graphical flight planning, geo-referenced charting, traffic display, satellite weather and much more. Kings is also recognized nationwide for its troubleshooting and repair work particularly on autopilots.

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

  Gaming - principally includes business management services provided by our subsidiary, Butler National Service Corporation ("BNSC"). We provide management services to the Boot Hill Casino and Resort which commenced operations on December 15, 2009 through our subsidiary BHCMC, LLC, a Kansas limited liability company jointly owned by BNSC and BHC Investment Company, L.C. (BHCI). BHCI is not a related party.

Year ended April 30, 2011
	Gaming	Avionics	Modifications	Services	Corporate	Consolidated
Net Revenue	$24,901,743	$5,072,298	$13,872,659	$1,562,294	$926,334	$46,335,328
Depreciation/Amortization	18,917	175,675	1,062,779	17,526	241,242	1,516,139
Operating income	(217,958)	(183,359)	2,153,029	13,780	1,063,035	2,828,527
Capital Expenditures, net	224,982	999,466	2,486,601	18,233	26,177	3,755,459
Interest Expense						(364,159)
Other income						(34,914)
Income before tax						2,429,452
Income tax expense						1,171,063
Net Income						1,259,659
Identifiable assets	8,597,798	5,220,991	6,540,463	694,553	11,103,889	32,157,694

Year ended April 30, 2010
	Gaming	Avionics	Modifications	Services	Corporate	Consolidated
Net Revenue	$10,005,903	$5,497,408	$13,486,358	$1,608,468	$1,978,571	$32,576,708
Depreciation/Amortization	-	69,191	812,045	18,313	140,705	1,040,254
Operating income	53,215	1,293,643	806,533	2,301	1,188,056	3,343,748
Capital Expenditures, net	(1,062,298)	-	60,000	-	5,215	(997,083)
Interest Expense						(455,827)
Other income						12,372
Income before tax						2,900,293
Income tax expense						9,293
Net Income						2,890,126
Identifiable assets	7,897,464	4,262,775	6,009,939	958,821	10,436,948	29,565,947

Year ended April 30, 2009
	Gaming	Avionics	Modifications	Services	Corporate	Consolidated
Net Revenue	$1,293,284	$2,255,776	$11,713,497	$1,771,755	$1,058,776	$18,093,088
Depreciation/Amortization	-	82,444	172,040	18,598	303,642	576,724
Operating income	655,581	(87,532)	967,085	24,316	272,432	1,831,882
Capital Expenditures, net	(96,879)	24,375	223,488	21,021	26,902	198,907
Interest Expense						(504,829)
Other income						7,407
Income before tax						1,334,460
Income taxes						505,146
Net Income						829,314
Identifiable assets	4,388,715	4,159,006	5,504,679	424,579	11,321,178	25,798,157
Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	2011	2010	2009
Modifications	11.2%	N/A*	10.9%
Avionics	N/A*	N/A*	N/A*
Management Services	N/A*	N/A*	N/A*
Environmental Services	N/A*	N/A*	N/A*

  *Revenue represented less than 10% of consolidated revenue.

  In fiscal 2011 the Company derived 23.9% of total sales from five customers. The top customer provided 11.2% of total sales while the next top four customers ranged from 2.6% to 4.0%.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2011:

		Level 1	Level 2	Level 3	Fair Value
Line of credit		$-	$91,799	$-	$91,799
Long term debt and capital lease obligations		-	6,747,892	-	6,747,892
		---------------	---------------	---------------	---------------
		$-	$6,839,691	$-	$6,839,691

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2010:

		Level 1	Level 2	Level 3	Fair Value
Line of credit		$-	$69,800	$-	$69,800
Long term debt and capital lease obligations		-	5,793,342	-	5,793,342
		---------------	---------------	---------------	---------------
		$-	$5,863,142	$-	$5,863,142

  13. ACQUISITIONS

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

  On September 1, 2010, we acquired Kings Avionics Inc. for $540,000. The acquisition of Kings Avionics allows us to transition into the new technology available in avionics today.

  In February 2011, we purchased a Learjet 60 aircraft for approximately $1,820,000. This acquisition was made for the STC development of Lear 60 products.

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

  In May 2010 we purchased approximately 20 acres of land in Dodge City, Kansas, known as Glenridge Estates for approximately $85,000. This land was purchased in support of future developments in Dodge City, Kansas.

  15. SUBSEQUENT EVENTS

  In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure.

  On May 6, 2011 BHCMC, LLC and BHC Investments entered into a lease agreement beginning March 1, 2012 and ending September 30, 2017 in the monthly amount of $182,081, for additional items provided to the Tenant by the landlord.

  On May 1, 2011 BHC Investment Company exercised the option to acquire 100% of the Class A Preferred Interest in BHCMC, LLC. The ownership structure of BHCMC, LLC is now:

Membership Interest	Members of BOM		Equity Ownership	Income (Loss) Sharing
Class A	3		20%	40%
Class B	4		80%	60%

  16. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following table sets forth selected unaudited financial information for each quarter of fiscal 2011, 2010, and 2009 (in thousands, except per share amounts).

2011	First	Second	Third	Fourth	Total
Revenue	$9,546	$11,016	$12,860	$12,913	$46,335
Operating Income (Loss)	(64)	780	1,514	598	2,828
Nonoperating Income (Expense)	(130)	(89)	(84)	(96)	(399)
Net Income (Loss)	(112)	473	867	32	1,260
Basic Earnings (Loss) per Share*	.00	.01	.01	.00	.02
Diluted Earnings (Loss) per Share*	N/A	.01	.01	.00	.02
*Rounded to nearest tenth

2010	First	Second	Third	Fourth	Total
Revenue	$6,069	$4,411	$8,924	$13,173	$32,577
Operating Income (Loss)	1,198	113	977	1,056	3,344
Nonoperating Income (Expense)	(480)	(94)	(334)	455	(453)
Net Income (Loss)	718	19	643	1,510	2,890
Basic Earnings (Loss) per Share*	.01	.00	.01	.03	.05
Diluted Earnings (Loss) per Share*	.01	.00	.01	.03	.05
*Rounded to nearest tenth

2009	First	Second	Third	Fourth	Total
Revenue	$5,204	$4,056	$4,545	$4,288	$18,093
Operating Income (Loss)	656	(5)	503	678	1,832
Nonoperating Income (Expense)	(338)	(41)	(225)	(398)	(1,002)
Net Income (Loss)	318	(46)	278	279	829
Basic Earnings (Loss) per Share*	.01	.01	.01	.01	.02
Diluted Earnings (Loss) per Share*	.01	.01	.01	.01	.02
*Rounded to nearest tenth

  The individual quarter and fiscal year earnings per share are presented as shown in our quarterly and annual filings with the Securities and Exchange Commission. These numbers are rounded up to the nearest tenth.

SCHEDULE II

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED APRIL 30, 2011, 2010 AND 2009
	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Description
Year ended April 30, 2011
Allowance for doubtful accounts	$229,969	$-	$83,467	$146,502
Reserve for inventory obsolescence	1,244,216	548,466	-	1,792,681

Year ended April 30, 2010
Allowance for doubtful accounts	$111,840	$118,129	$-	$229,969
Reserve for inventory obsolescence	1,114,007	165,384	-	1,244,216
Income tax valuation allowance	749,000	-	749,000	-

Year ended April 30, 2009
Allowance for doubtful accounts	$75,040	$36,800	$-	$111,840
Reserve for inventory obsolescence	477,254	636,753	-	1,114,007
Income tax valuation allowance	784,000	-	35,000	749,000