Form 10-Q
period 2011-07-31
BUTLER NATIONAL CORP
filed 2011-09-14
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
----------------------------------
FORM 10-Q
-----------------------------------

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended July 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 0-1678

BUTLER NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Kansas	41-0834293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19920 West 161st Street, Olathe, Kansas 66062
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:     (913) 780-9595

Former name, former address and former fiscal year if changed since last report:
Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐         Accelerated filer ☐           Non-accelerated filer ☒               Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes __ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 2, 2011 was 57,194,262 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	July 31, 2011	April 30, 2011
ASSETS
CURRENT ASSETS:
Cash	$7,175,773	$8,475,525
Accounts receivable (net of allowance for doubtful accounts of $73,886 at July 31, 2011 and $146,502 at April 30, 2011)	2,369,924	2,127,865
Inventories -
(net of obsolete of $1,792,681 at July 31, 2011 and April 30, 2011)
Raw materials	5,326,329	5,202,476
Work in process	1,168,638	1,088,235
Finished goods	709,137	723,972
Total Inventory	7,204,104	7,014,683

Prepaid expenses and other current assets	1,237,924	964,117
Total current assets	17,987,725	18,582,190

PROPERTY, PLANT AND EQUIPMENT:
Land and building	3,142,486	3,142,486
Aircraft	5,951,859	5,951,859
Machinery and equipment	3,507,843	3,497,763
Office furniture and fixtures	1,031,132	1,024,612
Leasehold improvements	31,389	31,389
	13,664,709	13,648,109
Accumulated depreciation	(5,202,830)	(4,769,307)
	8,461,879	8,878,802

SUPPLEMENTAL TYPE CERTIFICATES: (net of amortization of $2,473,753 at July 31, 2011 and $2,464,183 at April 30, 2011)	1,686,632	1,696,202
OTHER ASSETS:
Deferred tax asset	1,226,000	1,226,000
Other assets (net of accumulated amortization of $321,914 at July 31, 2011 and $292,465 at April 30, 2011)	1,745,052	1,774,500
Total other assets	2,971,052	3,000,500
Total Assets	$31,107,288	$32,157,694

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of Credit	$520,655	$91,799
Current maturities of long-term debt and capital lease obligations	1,654,634	1,807,490
Accounts payable	1,527,150	2,093,992
Customer deposits	1,090,825	1,091,043
Gaming facility mandated payment	1,631,464	2,028,015
Compensation and compensated absences	1,024,627	1,605,283
Accrued income tax	157,878	252,623
Other	214,782	221,584
Total current liabilities	7,822,015	9,191,829

LONG-TERM DEBT AND CAPITAL LEASE, NET OF CURRENT MATURITIES:	4,623,264	4,940,402
Total liabilities	12,445,279	14,132,231

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5:
Authorized 50,000,000 shares, all classes
Designated Classes A and B 200,000 shares
$1,000 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01:Authorized 100,000,000 shares issued and outstanding 57,194,262 shares at July 31, 2011 and April 30, 2011	571,943	571,943
Common stock, owed but not issued 278,573 shares at July 31, 2011 and at April 30, 2011	2,786	2,786
Capital contributed in excess of par	12,042,325	11,911,838
Treasury stock at cost, 600,000 shares	(732,000)	(732,000)
Minority Interest	397,310	(396)
Retained earnings	6,379,645	6,271,292
Total stockholders' equity	18,662,009	18,025,463
Total Liabilities and Stockholders' Equity	$31,107,288	$32,157,694
The accompanying notes are an integral part of these financial statements

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	THREE MONTHS ENDED
	July 31,
	2011	2010
REVENUE
Aircraft / Modifications	$2,907,050	$2,166,722
Avionics / Defense	640,927	985,305
Management / Professional Services	1,126,560	1,149,424
Gaming facility	7,471,653	5,244,907
Net Revenue	12,146,190	9,546,358

COST OF SALES
Aircraft / Modifications	2,271,768	1,972,007
Avionics / Defense	664,978	383,211
Management / Professional Services	310,673	354,623
Gaming facility	2,053,613	1,583,922
Total Cost of Sales	5,301,032	4,293,763

GROSS PROFIT	6,845,158	5,252,595

OPERATING EXPENSES MARKETING, GENERAL & ADMINISTRATIVE	6,170,689	5,316,413

OPERATING INCOME (LOSS)	674,469	(63,818)

OTHER INCOME (EXPENSE)
Interest expense	(88,414)	(91,330)
Other	2,410	(38,605)
Other income (expense)	(86,004)	(129,935)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	588,465	(193,753)

PROVISION FOR BENEFIT FROM INCOME TAXES	(82,405)	82,050

NET INCOME (LOSS) BEFORE MINORITY INTEREST	506,060	(111,703)
MINORITY INTEREST	(397,706)	1,161
NET INCOME (LOSS)	$108,354	$(110,542)

BASIC EARNINGS PER COMMON SHARE	$.00	$.00

Shares used in per share calculation	56,594,262	55,962,698

DILUTED EARNINGS PER COMMON SHARE	$.00	$.00

Shares used in per share calculation	56,594,262	55,962,698

The accompanying notes are an integral part of these financial statements.

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	THREE MONTHS ENDED
	July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$506,060	$(111,703)
Adjustments to reconcile cash flows from operating activities -
Depreciation and amortization	462,971	285,311
Amortization (Supplemental Type Certificates)	9,570	10,190
Stock options issued to employees and directors	125,487	-
Loss on sale of fixed asset	-	43,450

Changes in assets and liabilities -
Accounts receivable	(242,059)	(437,763)
Inventories	(189,421)	(491,954)
Prepaid expenses and other current assets	(273,807)	(559,545)
Accounts payable	(566,842)	95,358
Customer deposits	(218)	711,029
Deposits other	-	(1,700,000)
Accrued liabilities	(580,657)	(949,148)
Gaming facility mandated payment	(396,551)	680,271
Other liabilities	(101,547)	(28,687)
Cash flows from operating activities	(1,247,014)	(2,453,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,600)	(305,457)
Proceeds from sale of land/other assets	-	39,000
Cash flows from investing activities	(16,600)	(266,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit, net	428,856	105,347
Contributed capital	5,000	-
Repayments of promissory notes, long-term debt and capital lease obligations	(469,994)	(538,397)
Cash flows from financing activities	(36,138)	(433,050)
NET INCREASE (DECREASE) IN CASH	(1,299,752)	(3,152,698)

CASH, beginning of period	8,475,525	8,706,546

CASH, end of period	$7,175,773	$5,553,848

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$88,603	$91,749
Income taxes paid	$202,150	$605,000

NON CASH OPERATING ACTIVITY
Non cash options to employee	$125,487	$-
Non cash stock issues	$-	$-

The accompanying notes are an integral part of these financial statements.

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2011.  In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.  Operating results for the three months ended July 31, 2011 are not indicative of the results of operations that may be expected for the year ended April 30, 2012.

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

3.  Research and Development: We invested in research and development activities.  The amount invested in the three months ended July 31, 2011and 2010 was approximately $408,000 and $419,000 respectively.

4.  Borrowings:  At July 31, 2011, the Company had one line of credit totaling $1,000,000.  The unused line at July 31, 2011 was $479,345.  During the current year these funds were primarily used for the purchase of inventory for the modifications and avionics operations.

At July 31, 2011, there were several notes collateralized by aircraft security agreements totaling $2,152,885.  These notes were used for the purchase and modifications of these collateralized aircraft.

There are two notes at a bank totaling $1,589,310 for real estate located in Olathe, Kansas and Tempe, Arizona.  The due date for these notes is in March 2013.

One note with a balance of $631,515 is collateralized by the first and second position on all assets of the company.   There are several other notes collateralized by automobiles and equipment totaling an additional $88,949.

We have debt obligations of $1,815,239 as a result of our business development and acquisition activities.

5.  Stockholders' Equity:  On August 18, 2010, the Company issued 193,750 shares of Company common stock at a value of $77,500 for marketing and consulting services related to increasing public awareness and shareholder interest in the Company.

The issuance of stock by the Company to this vendor is exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.  The vendor has represented to the Company and the Company believes that the vendor is an "accredited investor" as defined in Rule 501(a) of Regulation D.

6.  Stock Options:  Approximately 7.2 million stock options were issued on December 31, 2010.  Previously issued stock options were time-vesting and did not include share price performance targets.  All of the newly issued stock options expire December 31, 2015.

The exercise price for the incentive stock options is $0.49 (closing price as of December 31, 2010).  The Board of Directors approved the issuance of incentive stock options on December 31, 2010 with the goals of increasing shareholder value, expanding the number of managers participating in the program, and increasing the percentage of compensation tied to share price performance.

Index

The incentive stock options are allocated in three groups with two conditions for vesting.  The first condition is stock price and the second condition is time:

Year 1: Target $0.92
▪	2,420,688 options that can be exercised after December 31, 2011 once the share price reaches $0.92
Year 2: Target $1.41
▪	2,420,688 options that can be exercised after December 31, 2012 once the share price reaches $1.41
Year 3: Target $1.90
▪	2,420,688 options that can be exercised after December 31, 2013 once the share price reaches $1.90

At July 31, 2011 we had 7,262,064 outstanding stock options with an average exercise price of $1.42.

7.  Subsequent Events:  We purchased a building in Olathe, Kansas on August 3, 2011 for approximately $690,000  for the expansion of our offices and future manufacturing.

We purchased a building and approximately 4 acres of land for approximately $150,000 for easement rights adjacent to property we already own in Dodge City, Kansas in September 2011.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS REFERENCE TO EXHIBIT 99 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K

Statements made in this report, filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Cautionary Statements and Risk Factors, filed as Exhibit 99 and Item 1A. Risk Factors to the Company's Annual Report on Form 10-K for the year ended April 30, 2011 are incorporated herein by reference.  Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2012 COMPARED TO FIRST QUARTER FISCAL 2011

Our revenue for the three months ended July 31, 2011 was $12,146,190, an increase of 27% from the three months ended July 31, 2010 with revenue of $9,546,358.  Our operating profit for the three months ended July 31, 2011 was $674,469, compared to a loss of $63,818 for the three months ended July 31, 2010.

Discussion of the specific changes by operation at each business segment follows (the results of operations are based on pre-corporate allocations):

Aircraft Modifications:  Revenue from Aircraft Modifications segment for the three months ended July 31, 2011, was $2,907,050, an increase of 34% from the three months ended July 31, 2010 with revenue of $2,166,722.

Index

The modifications segment had an operating profit of $361,875 in the three months ended July 31, 2011, and an operating loss of $61,601 in the three months ended July 31, 2010.

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

Avionics:  Revenue from Avionics segment for the three months ended July 31, 2011, was $640,927 a decrease of 35% from the three months ended July 31, 2010 with revenue of $985,305.  The avionics segment had an operating loss of $337,661 in the three months ended July 31, 2011, and an operating profit of $419,105 for the three months ended July 31, 2010.  Many economic and political uncertainties can impact the avionics products line.

Services - SCADA Systems and Monitoring Services:  Revenue in the Monitoring Services Segment for the three months ended July 31, 2011, was $395,173, a decrease of 6.5% from the three months ended July 31, 2010 with revenue of $422,777.  The monitoring services segment had an operating profit of $46,132 in the three months ended July 31, 2011, and an operating profit of $64,816 for the three months ended July 31, 2010, a decrease of 29%.  We maintain a relatively level volume of long-term contracts with municipalities.  Our contracts with our two largest customers have been renewed through fiscal year 2012.  Revenues have fluctuated over the past years due to lift station rehabilitations.

Corporate / Professional Services:  Services in this segment include the architectural services activities related to gaming and other real estate development, administrative management services, and engineering consulting services.

Revenue from projects related to architectural services for the three months ended July 31, 2011, was $111,175, a decrease of 31% from the three months ended July 31, 2010 with revenue of $162,067.  The architectural services had an operating loss of $45,400 in the three months ended July 31, 2011, and an operating loss of $33,945 for the three months ended July 31, 2010.

Revenue related to on site contract management of gaming establishments and real estate development, for the three months ended July 31, 2011 was $620,212 compared to $564,581 for the three months ended July 31, 2010, an increase of 10%.  The management services related to gaming had an operating profit of $271,333 in the three months ended July 31, 2011, and an operating profit of $289,111 for the three months ended July 31, 2010, a decrease of 6%.

Revenue from Boot Hill Casino and Resort for the three months ended July 31, 2011 was $11,541,405 compared to $10,059,750 in the three months ended July 31, 2010.  Mandated fees, taxes and distributions reduced gross revenue by $4,069,752  leaving net revenue to BHCMC, LLC, of $7,471,653 for the three months ended July 31, 2011 compared to $5,244,907 for the three months ended July 31, 2010.  Net income before taxes and minority interest was $994,264 in the three months ended July 31, 2011 compared to a loss of $292,359 in the three months ended July 31, 2010.

Selling, General and Administrative ("SG&A"):  Expenses were $6,170,689, or 50.8% of revenue, for the three months ended July 31, 2011 compared to $5,316,413 or 55.7% of revenue for the three months ended July 31, 2010.  Of these costs, $4,423,776 was directly related to the Gaming Facility in the three months ended July 31, 2011 and $3,953,344 for the three months ended July 31, 2010.

As we grow, we anticipate that overhead expenses may increase.  We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense):  Interest expenses for the three months ended July 31, 2011, was $88,414 a decrease of 7.5% from the three months ended July 31, 2010 with interest expense of $91,330.

Earnings:  Our operating profit for the three months ended July 31, 2011 was $674,469, compared to a loss of $63,818 for the three months ended July 31, 2010.

Index

Consolidated Net Income:  As a result of the factors described above, our net income for three months ended July
31, 2011 was $108,354 compared to a loss of $110,542 in the three months ended July 31, 2010.  The increase in net income before taxes and minority interest for the three months ended July 31, 2011 was $588,465 compared to a loss of $193,753 in the three months ended July 31, 2010.

Employees:  Other than gaming, we have 114 full time and 4 part time employees on July 31, 2011 compared to 94 full time and 2 part time employees on July 31, 2010.  As of September 2, 2011, staffing is 112 full time and 4 part time employees.  Our staffing at Boot Hill Casino & Resort on July 31, 2011 was 259 full time and 54 part time employees and at September 2, 2011 are 243 full time employees and 56 part time employees.  None of the employees are subject to any collective bargaining agreements.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current banks will provide the necessary capital for our business operations.  However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2011 and beyond.

On January 1, 2010 we entered into a lease agreement with BHC Development Company for the build-to-suit facility related to the Gaming Facility in Dodge City, Kansas (the Boot Hill Casino and Resort).  On May 6, 2011, BHCMC, LLC and BHC Investments entered into an additional lease agreement for the build-to-suit casino beginning March 1, 2012 and ending September 30, 2017.

On May 1, 2011 BHC Investment Company exercised the option to acquire 100% of the Class A Preferred Interest in BHCMC, LLC.  The ownership structure of BHCMC, LLC is now:

Membership Interest	Members of BOM	Equity Ownership	Income (Loss) Sharing
Class A	3	20%	40%
Class B	4	80%	60%

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC require the completion of an expansion area within the Boot Hill Casino and Resort.  We may need additional funding to complete this expansion.

Analysis and Discussion of Cash Flow

During the first three months ending July 31, 2011 our cash position decreased by $1,299,752.  We had net income of $506,060.  Non-cash activities contributed approximately $598,000 towards cash flows consisting of depreciation and amortization of approximately $473,000 and stock options issued to employees and directors of approximately $125,000.  The following items decreased our cash position by approximately $2,351,000. Accounts Receivable and customer deposits increased by approximately $242,000 while inventories used approximately $189,000.  Prepaid expenses and a reduction of accounts payable reduced our cash by an additional $1,920,000.

Cash used in investing activities was $16,600.  We invested approximately $16,600 towards modification equipment.

Cash used by financing activities was $36,138.  We reduced our debt by approximately $470,000 and increased our line of credit by approximately $429,000.

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

Index

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

Index

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see Item 7(a) of our Form 10-K for the period ended April 30, 2011, incorporated herein by reference.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2011.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2011.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of July 31, 2011.

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

Index

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report is not subject to attestation by the Company registered public accounting firm because Section 989G(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts us, a company with a public float of less than $75 million from the requirement that our registered public accounting firm attest to our financial controls.

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

Changes in Internal Control Over Financial Reporting:  In our opinion there were no material changes in the Company internal controls over financial reporting as of July 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Index

PART II.
OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS.
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

As of September 2, 2011, there are no other significant known legal proceedings pending against us.  We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business.  We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS. There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K for year ended April 30, 2011.
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.
Item 3.	DEFAULTS UPON SENIOR SECURITIES. None.
Item 4.	(REMOVED AND RESERVED)
Item 5.	OTHER INFORMATION. None.
Item 6.	EXHIBITS.
	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
	32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2011.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2011 and April 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION (Registrant)

September 13, 2011	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

September 13, 2011	/s/ Angela D. Shinabargar
Date	Angela D. Shinabargar
(Chief Financial Officer)

Index

Exhibit Index
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2011.

E1