Form 10-Q
period 2011-10-31
BUTLER NATIONAL CORP
filed 2011-12-14
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
----------------------------------
FORM 10-Q
-----------------------------------

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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
Yes __ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 2, 2011 was 57,194,262 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	October 31, 2011	April 30, 2011
ASSETS
CURRENT ASSETS:
Cash	$7,435,089	$8,475,525
Accounts receivable (net of allowance for doubtful accounts of $73,886 at October 31, 2011 and $146,502 at April 30, 2011)	2,179,251	2,127,865
Inventories (net of obsolete of $1,075,437 at October 31, 2011 and $1,792,681 at April 30, 2011)
Raw materials	5,685,656	5,202,476
Work in process	930,097	1,088,235
Finished goods	718,291	723,972
Total Inventory	7,334,044	7,014,683

Prepaid expenses and other current assets	1,340,808	964,117
Total current assets	18,289,192	18,582,190

PROPERTY, PLANT AND EQUIPMENT:
Land and building	3,976,853	3,142,486
Aircraft	6,131,859	5,951,859
Machinery and equipment	3,687,588	3,497,763
Office furniture and fixtures	1,031,132	1,024,612
Leasehold improvements	31,389	31,389
	14,858,821	13,648,109
Accumulated depreciation	(5,646,934)	(4,769,307)
	9,211,887	8,878,802

SUPPLEMENTAL TYPE CERTIFICATES (net of amortization of $2,507,769 at October 31, 2011 and $2,464,183 at April 30, 2011)	1,652,616	1,696,202

OTHER ASSETS:
Deferred tax asset	1,226,000	1,226,000
Other assets (net of accumulated amortization of $351,382 at October 31, 2011 and $292,465 at April 30, 2011)	1,715,583	1,774,500
Total other assets	2,941,583	3,000,500
Total Assets	$32,095,278	$32,157,694

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of Credit	$207,246	$91,799
Current maturities of long-term debt and capital lease obligations	1,554,815	1,807,490
Accounts payable	2,352,492	2,093,992
Customer deposits	670,275	1,091,043
Gaming facility mandated payment	1,362,059	2,028,015
Compensation and compensated absences	964,531	1,605,283
Accrued income tax	4,878	252,623
Other	264,892	221,584
Total current liabilities	7,381,188	9,191,829

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT MATURITIES:	4,946,325	4,940,402
Total liabilities	12,327,513	14,132,231

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5:
Authorized 50,000,000 shares, all classes
Designated Classes A and B 200,000 shares
$1,000 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01:Authorized 100,000,000 shares issued and outstanding 57,194,262 shares at October 31, 2011 and April 30, 2011	571,943	571,943
Common stock, owed but not issued 278,573 shares at October 31, 2011 and at April 30, 2011	2,786	2,786
Capital contributed in excess of par	12,167,812	11,911,838
Treasury stock at cost, 600,000 shares	(732,000)	(732,000)
Minority Interest - BHCMC, LLC	919,536	(396)
Retained earnings	6,837,688	6,271,292
Total stockholders' equity	19,767,765	18,025,463
Total Liabilities and Stockholders' Equity	$32,095,278	$32,157,694
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	THREE MONTHS ENDED
	October 31,
	2011	2010
REVENUE
Aircraft / Modifications	$4,000,719	$3,836,278
Avionics / Defense	1,001,513	942,788
Management / Professional Services	1,054,849	1,050,840
Gaming facility	8,083,789	5,186,531
Net Revenue	14,140,870	11,016,437

COST OF SALES
Aircraft / Modifications	1,804,869	2,303,985
Avionics / Defense	771,886	702,134
Management / Professional Services	288,656	298,621
Gaming facility	1,972,956	1,566,447
Total Cost of Sales	4,838,367	4,871,187

GROSS PROFIT	9,302,503	6,145,250

OPERATING EXPENSES MARKETING, GENERAL & ADMINISTRATIVE	7,924,098	5,364,813

OPERATING INCOME (LOSS)	1,378,405	780,437

OTHER INCOME (EXPENSE)
Interest expense	(92,675)	(90,681)
Other	388	2,103
Other income (expense)	(92,287)	(88,578)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,286,118	691,859

PROVISION FOR (BENEFIT FROM) INCOME TAXES	305,850	220,120

NET INCOME (LOSS) BEFORE MINORITY INTEREST	980,268	471,739
MINORITY INTEREST - BHCMC, LLC	(522,226)	941
NET INCOME (LOSS)	$458,042	$472,680

BASIC EARNINGS PER COMMON SHARE	$.01	$.01

Shares used in per share calculation	56,594,262	56,156,448

DILUTED EARNINGS PER COMMON SHARE	$.01	$.01

Shares used in per share calculation	56,594,262	56,266,608

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	SIX MONTHS ENDED
	October 31,
	2011	2010
REVENUE
Aircraft / Modifications	$6,907,769	$6,003,000
Avionics / Defense	1,642,439	1,928,093
Management / Professional Services	2,181,409	2,200,265
Gaming facility	15,555,443	10,431,437
Net Revenue	26,287,060	20,562,795

COST OF SALES
Aircraft / Modifications	4,076,638	4,275,992
Avionics / Defense	1,436,864	1,085,345
Management / Professional Services	599,328	653,244
Gaming facility	4,026,569	3,150,368
Total Cost of Sales	10,139,399	9,164,949

GROSS PROFIT	16,147,661	11,397,846

OPERATING EXPENSES MARKETING, GENERAL & ADMINISTRATIVE	14,094,787	10,681,227

OPERATING INCOME (LOSS)	2,052,874	716,619

OTHER INCOME (EXPENSE)
Interest expense	(181,089)	(182,010)
Other	2,799	(36,502)
Other income (expense)	(178,290)	(218,512)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,874,584	498,107

PROVISION FOR (BENEFIT FROM) INCOME TAXES	388,256	138,070

NET INCOME (LOSS) BEFORE MINORITY INTEREST	1,486,328	360,037
MINORITY INTEREST - BHCMC, LLC	(919,932)	2,101
NET INCOME (LOSS)	$566,396	$362,138

BASIC EARNINGS PER COMMON SHARE	$.01	$.01

Shares used in per share calculation	56,594,262	56,059,573

DILUTED EARNINGS PER COMMON SHARE	$.01	$.01

Shares used in per share calculation	56,594,262	56,169,733

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	SIX MONTHS ENDED
	October 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,486,328	$360,037
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	936,544	601,181
Amortization (Supplemental Type Certificates)	43,586	56,192
Stock options issued to employees and directors	250,974	-
Loss on sale of fixed asset	-	43,450

Changes in assets and liabilities
Accounts receivable	(51,386)	207,088
Inventories	(319,361)	(669,162)
Prepaid expenses and other current assets	(376,691)	(733,410)
Stock issue	-	77,500
Accounts payable	258,500	289,512
Customer deposits	(420,768)	(98,094)
Deposits other	-	(1,700,000)
Accrued liabilities	(888,497)	(818,294)
Gaming facility mandated payment	(665,956)	1,198,906
Other liabilities	43,308	26,365
Cash flows from operating activities	296,581	(1,158,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,210,712)	(1,297,006)
Proceeds from sale of land/other assets	-	39,000
Cash flows from investing activities	(1,210,712)	(1,258,006)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit, net	115,447	46,385
Contributed capital	5,000	-
Borrowings of promissory notes, long-term debt and capital lease obligations	727,745	1,211,659
Repayments of promissory notes, long-term debt and capital lease obligations	(974,497)	(861,400)
Cash flows from financing activities	(126,305)	396,644
NET INCREASE (DECREASE) IN CASH	(1,040,436)	(2,020,091)

CASH, beginning of period	8,475,525	8,706,546

CASH, end of period	$7,435,089	$6,686,455

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$181,262	$180,690
Income taxes paid	$634,050	$895,720

NON CASH OPERATING ACTIVITY
Non cash options to employee	$250,974	$-

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K dated April 30, 2011.  In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.  Operating results for the three and six months ended October 31, 2011 are not indicative of the results of operations that may be expected for the year ended April 30, 2012.

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

3.  Research and Development: We invested in research and development activities.  The amount invested in the six months ended October 31, 2011 and 2010 was approximately $779,000 and $818,000 respectively.

4.  Borrowings:  At October 31, 2011, the Company had one line of credit totaling $1,000,000.  The unused line at October 31, 2011 was $792,754.  During the current year these funds were primarily used for the purchase of inventory for the modifications and avionics operations.

At October 31, 2011, there were several notes collateralized by aircraft security agreements totaling $2,031,054.  These notes were used for the purchase and modifications of these collateralized aircraft.

There are three notes at a bank totaling $2,073,133 for real estate located in Olathe, Kansas and Tempe, Arizona.  The due date for these notes is in March 2013, and August 2016.

One note with a balance of $573,377 is collateralized by the first and second position on all assets of the company.   There are several other notes collateralized by automobiles and equipment totaling an additional $242,372.

We have debt obligations of $1,581,204 as a result of our business development and acquisition activities.

5.  Stock Options:  Approximately 7.2 million stock options were issued on December 31, 2010.  Previously issued stock options were time-vesting and did not include share price performance targets.  All of the newly issued stock options expire December 31, 2015.

The exercise price for the incentive stock options is $0.49 (closing price as of December 31, 2010).  The Board of Directors approved the issuance of incentive stock options on December 31, 2010 with the goals of increasing shareholder value, expanding the number of managers participating in the program, and increasing the percentage of compensation tied to share price performance.

The remainder of this page left blank intentionally.

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

At October 31, 2011 we had 7,262,064 outstanding stock options with an average exercise price of $1.42.

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

RESULTS OF OPERATIONS

YEAR TO DATE OCTOBER 31, 2011 COMPARED TO YEAR TO DATE OCTOBER 31, 2010

Our revenue for the six months ended October 31, 2011 was $26,287,060, an increase of 27.8% from the six months ended October 31, 2010 with revenue of $20,562,795.  Our operating profit for the six months ended October 31, 2011 was $2,052,874, compared to a profit of $716,619 for the six months ended October 31, 2010 an increase of 186.5%.

Discussion of the specific changes by operation at each business segment follows (the results of operations are based on pre-corporate allocations):

Aircraft Modifications:  Revenue from Aircraft Modifications segment for the six months ended October 31, 2011, was $6,907,769, an increase of 15% from the six months ended October 31, 2010 with revenue of $6,003,000.

The modifications segment had an operating profit of $2,127,366 in the six months ended October 31, 2011, and an operating profit of $1,188,308 in the six months ended October 31, 2010.

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

Avionics:  Revenue from Avionics segment for the six months ended October 31, 2011, was $1,642,439 a decrease of 15% from the six months ended October 31, 2010 with revenue of $1,928,093.  The avionics segment had an operating loss of $500,120 in the six months ended October 31, 2011, and an operating profit of $460,652 for the six months ended October 31, 2010.  Many economic and political uncertainties can impact the avionics products line.

Services - SCADA Systems and Monitoring Services:  Revenue in the Monitoring Services Segment for the six months ended October 31, 2011, was $759,554, a decrease of 6% from the six months ended October 31, 2010 with revenue of $807,890.  The monitoring services segment had an operating profit of $80,187 in the six months ended October 31, 2011, and an operating profit of $130,601for the six months ended October 31, 2010, a decrease of 38.6%.  We maintain a relatively level volume of long-term contracts with municipalities.  Our contracts with our two largest customers have been renewed through fiscal year 2012.  Revenues have fluctuated over the past years due to lift station rehabilitations.

Corporate / Professional Services:  Services in this segment include the architectural services activities related to gaming and other real estate development, administrative management services, and engineering consulting services.

Revenue from projects related to architectural services for the six months ended October 31, 2011, was $218,263, a decrease of 33.6% from the six months ended October 31, 2010 with revenue of $328,938.  The architectural services had an operating loss of $80,770 in the six months ended October 31, 2011, and an operating loss of $78,339 for the six months ended October 31, 2010.

Revenue related to on site contract management of gaming establishments and real estate development, for the six months ended October 31, 2011 was $1,203,592 compared to $1,063,438 for the six months ended October 31, 2010, an increase of 13%.  The management services related to gaming had an operating loss of $655,948 in the six months ended October 31, 2011, and an operating profit of $513,660 for the six months ended October 31, 2010.

Revenue from Boot Hill Casino and Resort for the six months ended October 31, 2011 was $23,124,301 compared to $19,966,161 in the six months ended October 31, 2010 an increase of 15.8%.  Mandated fees, taxes and distributions reduced gross revenue by $7,568,858 leaving net revenue to BHCMC, LLC, of $15,555,443 for the six months ended October 31, 2011 compared to $10,431,437 for the six months ended October 31, 2010.  Net income before taxes and minority interest was $2,299,829 in the six months ended October 31, 2011 compared to a loss of $527,661 in the six months ended October 31, 2010.

Selling, General and Administrative ("SG&A"):  Expenses were $14,094,787, or 53.6% of revenue, for the six months ended October 31, 2011 compared to $10,681,227 or 51.9% of revenue for the six months ended October 31, 2010.  Of these costs, $9,229,044 was directly related to the Gaming Facility in the six months ended October 31, 2011 and $7,808,730 for the six months ended October 31, 2010.

As we grow, we anticipate that overhead expenses may increase.  We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense):  Interest expenses for the six months ended October 31, 2011, was $181,089 a decrease of 0.5% from the six months ended October 31, 2010 with interest expense of $182,010.

Earnings:  Our operating profit for the six months ended October 31, 2011 was $2,052,874, compared to a profit of $716,619 for the six months ended October 31, 2010.

Consolidated Net Income:  As a result of the factors described above, our net income for six months ended October 31, 2011 was $566,396 compared to net income of $362,138 in the six months ended October 31, 2010.  The net income before taxes and minority interest for the six months ended October 31, 2011 was $1,874,584 compared to net income of $498,107 in the six months ended October 31, 2010.

Employees:  Other than gaming, we have 111 full time and 3 part time employees on October 31, 2011 compared to 106 full time and 2 part time employees on October 31, 2010.  As of December 2, 2011, staffing is 110 full time and 3 part time employees.  Our staffing at Boot Hill Casino & Resort on October 31, 2011 was 245 full time and 78 part time employees and at December 2, 2011 are 227 full time employees and 81 part time employees.  None of the employees are subject to any collective bargaining agreements.

SECOND QUARTER FISCAL 2011 COMPARED TO SECOND QUARTER FISCAL 2010

Our revenue for the three months ended October 31, 2011 was $14,140,870, an increase of 28.4% from the three months ended October 31, 2010 with revenue of $11,016,437.  Our operating profit for the three months ended October 31, 2011 was $1,378,404, compared to a profit of $780,437 for the three months ended October 31, 2010.

Discussion of the specific changes by operation at each business segment follows (the results of operations are based on pre-corporate allocations):

Aircraft Modifications:  Revenue from Aircraft Modifications segment for the three months ended October 31, 2011, was $4,000,719, an increase of 4.3% from the three months ended October 31, 2010 with revenue of $3,836,278.

The modifications segment had an operating profit of $1,765,490 in the three months ended October 31, 2011, and an operating profit of $1,249,909 in the three months ended October 31, 2010.

Avionics:  Revenue from Avionics segment for the three months ended October 31, 2011, was $1,001,513 an increase of 6.2% from the three months ended October 31, 2010 with revenue of $942,788.  The avionics segment had an operating loss of $162,459 in the three months ended October 31, 2011, and an operating profit of $41,546 for the three months ended October 31, 2010.  Many economic and political uncertainties can impact the avionics products line.

Services - SCADA Systems and Monitoring Services:  Revenue in the Monitoring Services Segment for the three months ended October 31, 2011, was $364,381, a decrease of 5.4% from the three months ended October 31, 2010 with revenue of $385,113.  The monitoring services segment had an operating profit of $34,055 in the three months ended October 31, 2011, and an operating profit of $65,785 for the three months ended October 31, 2010, a decrease of 48%.

Corporate / Professional Services:  Services in this segment include the architectural services activities related to gaming and other real estate development, administrative management services, and engineering consulting services.

Revenue from projects related to architectural services for the three months ended October 31, 2011, was $107,088, a decrease of 39% from the three months ended October 31, 2010 with revenue of $166,871.  The architectural services had an operating loss of $35,370 in the three months ended October 31, 2011, and an operating loss of $44,394 for the three months ended October 31, 2010.

Revenue related to on site contract management of gaming establishments and real estate development, for the three months ended October 31, 2011 was $583,380 compared to $498,857 for the three months ended October 31, 2010, an increase of 17%.  The management services related to gaming had an operating loss of $927,281 in the three months ended October 31, 2011, and an operating profit of $224,549 for the three months ended October 31, 2010.

Revenue from Boot Hill Casino and Resort for the three months ended October 31, 2011 was $11,570,158 compared to $9,906,411 in the three months ended October 31, 2010.  Mandated fees, taxes and distributions reduced gross revenue by $3,486,369 leaving net revenue to BHCMC, LLC, of $8,083,789 for the three months ended October 31, 2011 compared to $5,186,531for the three months ended October 31, 2010.  Net income before taxes and minority interest was $1,305,565 in the three months ended October 31, 2011 compared to a loss of $235,302 in the three months ended October 31, 2010.

Selling, General and Administrative ("SG&A"):  Expenses were $7,924,098, or 56% of revenue, for the three months ended October 31, 2011 compared to $5,364,813 or 48.7% of revenue for the three months ended October 31, 2010.  Of these costs, $4,805,268 was directly related to the Gaming Facility in the three months ended October 31, 2011 and $3,855,386 for the three months ended October 31, 2010.

Other Income (Expense):  Interest expenses for the three months ended October 31, 2011, was $92,675 an increase of 2.2% from the three months ended October 31, 2010 with interest expense of $90,681.

Earnings:  Our operating profit for the three months ended October 31, 2011 was $1,378,405, compared to a profit of $780,437 for the three months ended October 31, 2010.

Consolidated Net Income:  Our net income for the three months ended October 31, 2011 was $458,042 compared to net income of $472,680 in the three months ended October 31, 2011.

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

On May 1, 2011 BHC Investment Company exercised the option to acquire 100% of the Class A Preferred Interest in BHCMC, LLC.  BNSC, a 100% owned subsidiary of Butler National Corporation, owns 100% of the Class B Interest.  Accordingly, the consolidated financial statements report 100% of the operations of BHCMC, LLC.  The net income is reduced to remove the 40% minority interest.  The members of the Board of Managers (BOM) reflect the voting control of the BHCMC, LLC. A and B shares.  The ownership structure of BHCMC, LLC is now:

Membership Interest	Members of BOM	Equity Ownership	Income (Loss) Sharing
Class A	3	20%	40%
Class B	4	80%	60%

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC require the completion of an expansion area within the Boot Hill Casino and Resort.  We may need additional funding to complete this expansion.

Analysis and Discussion of Cash Flow

During the first six months ending October 31, 2011 our cash position decreased by $1,040,436.  We had net income of $1,486,328.  Cash flows from operating activities contributed approximately $297,000, non-cash activities consisting of depreciation and amortization contributed approximately $980,000 and stock options issued to employees and directors contributed approximately $251,000.  The following items decreased our cash position.  Customer deposits and receivables decreased by approximately $472,000 while inventories increased by approximately $319,000.  Prepaid expenses and an increase of accounts payable reduced our cash by an additional $118,000.  Accrued and other liabilities increased by approximately $1,511,000.

Cash used in investing activities was $1,210,712.  We invested approximately $376,000 towards modification equipment and aircraft, and $834,000 towards land and building purchases.

Cash used by financing activities was $126,305.  We reduced our debt by approximately $975,000 and increased our line of credit by approximately $115,000.  We borrowed $548,000 towards the purchase of a building in Olathe, Kansas and approximately $180,000 towards the purchase of a new CNC machine for aircraft modifications.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in 2012.  From fiscal year 2011 to fiscal year 2012 a majority of the increases we experienced were in material costs.  This additional cost may not be transferable to our customers resulting in lower income in the future.  We anticipate fuel costs and possibly interest rates to rise in fiscal 2012 and 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see Item 7(a) of our Form 10-K for the period ended April 30, 2011, incorporated herein by reference.

Item 4.  CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q and have determined that such disclosure controls and procedures are effective, based on criteria in Internal Control-Integrated Framework issued by COSO.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2011.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2011.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2011.

Our internal control over financial reporting includes policies and procedures that; (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Company assets that could have a material effect on the financial statements.

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report is not subject to attestation by the Company registered public accounting firm because Section 989G(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts us, a company with a public float of less than seventy-five million dollars from the requirement that our registered public accounting firm attest to our financial controls.

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

Changes in Internal Control Over Financial Reporting:  In our opinion there were no material changes in the Company internal controls over financial reporting as of October 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

The remainder of this page left blank intentionally.

PART II.
OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS.
Butler National Service Corporation and BHCMC, LLC filed a lawsuit on September 4, 2009 in the United States District Court for the District of Kansas against Larry J. Woolf and Navegante, Inc. a Las Vegas based consulting firm for damages for failing to perform and defective performance related to a written and executed consulting agreement.  In October of 2009, Navegante filed a lawsuit with the District Court against Butler National Service Corporation, seeking damages for breach of an alleged oral agreement to provide management services.  All litigation between Butler National Service Corporation, BHCMC, LLC, Larry J. Woolf and Navegante was settled to the mutual satisfaction of the parties in October of 2011.

As of December 2, 2011, there are no other significant known legal proceedings pending against us.  We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business.  We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS. There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K for the year ended April 30, 2011.
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. None.
Item 3.	DEFAULTS UPON SENIOR SECURITIES. None.
Item 4.	(REMOVED AND RESERVED)
Item 5.	OTHER INFORMATION. None.
Item 6.	EXHIBITS.
	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
	32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2011.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2011 and April 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Operations for the six months ended October 31, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION (Registrant)

December 14, 2011	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

December 14, 2011	/s/ Angela D. Shinabargar
Date	Angela D. Shinabargar
(Chief Financial Officer)

Exhibit Index
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.
3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.
31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2011.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2011 and April 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Operations for the six months ended October 31, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

E1