Form 10-Q
period 2012-01-31
BUTLER NATIONAL CORP
filed 2012-03-15
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 2, 2012 was 57,194,262 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	January 31, 2012	April 30, 2011
ASSETS
CURRENT ASSETS:
Cash	$6,425,262	$8,475,525
Accounts receivable (net of allowance for doubtful accounts of $73,886 at January 31, 2012 and $146,502 at April 30, 2011)	3,999,797	2,127,865
Inventories (net of obsolete of $1,075,437 at January 31, 2012 and $1,792,681 at April 30, 2011)
Raw materials	5,559,777	5,202,476
Work in process	1,055,738	1,088,235
Finished goods	702,779	723,972
Total Inventory	7,318,294	7,014,683

Prepaid expenses and other current assets	755,346	964,117
Total current assets	18,498,699	18,582,190

PROPERTY, PLANT AND EQUIPMENT:
Land and building	3,995,632	3,142,486
Aircraft	6,131,859	5,951,859
Machinery and equipment	3,687,588	3,497,763
Office furniture and fixtures	1,031,132	1,024,612
Leasehold improvements	31,389	31,389
	14,877,600	13,648,109
Accumulated depreciation	(6,104,930)	(4,769,307)
	8,772,670	8,878,802

SUPPLEMENTAL TYPE CERTIFICATES (net of amortization of $2,518,252 at January 31, 2012 and $2,464,183 at April 30, 2011)	1,642,133	1,696,202

OTHER ASSETS:
Deferred tax asset	1,226,000	1,226,000
Other assets (net of accumulated amortization of $451,287 at January 31, 2012 and $292,465 at April 30, 2011)	9,298,840	1,774,500
Total other assets	10,524,840	3,000,500
Total Assets	$39,438,342	$32,157,694

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of Credit	$616,707	$91,799
Current maturities of long-term debt and capital lease obligations	2,375,057	1,807,490
Accounts payable	1,517,649	2,093,992
Customer deposits	576,850	1,091,043
Gaming facility mandated payment	1,073,326	2,028,015
Compensation and compensated absences	1,130,412	1,605,283
Accrued income tax	54,878,	252,623
Other	286,136	221,584
Total current liabilities	7,631,015	9,191,829

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT MATURITIES:	10,832,307	4,940,402
Total liabilities	18,463,322	14,132,231

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5:
Authorized 50,000,000 shares, all classes
Designated Classes A and B 200,000 shares
$1,000 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01:Authorized 100,000,000 shares issued and outstanding 57,194,262 shares at January 31, 2012 and April 30, 2011	571,943	571,943
Common stock, owed but not issued 278,573 shares at January 31, 2012 and at April 30, 2011	2,786	2,786
Capital contributed in excess of par	12,263,878	11,911,838
Treasury stock at cost, 600,000 shares	(732,000)	(732,000)
Retained Earnings	7,405,953	6,271,292
Total stockholders’ equity Butler National Corporation	19,512,560	18,025,859
Non-controlling Interest in BHCMC, LLC	1,462,460	(396)
Total stockholders' equity	20,975,020	18,025,463
Total Liabilities and Stockholders' Equity	$39,438,342	$32,157,694

The accompanying notes are an integral part of these financial statements

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED
	January 31,
	2012	2011
REVENUE
Aircraft / Modifications	$2,764,999	$4,005,617
Avionics / Defense	1,421,066	1,753,861
Management / Professional Services	1,414,836	1,066,552
Gaming facility	8,133,557	6,033,399
Net Revenue	13,734,458	12,859,429

COST OF SALES
Aircraft / Modifications	2,224,046	2,238,485
Avionics / Defense	861,664	1,238,418
Management / Professional Services	491,908	365,440
Gaming facility	2,063,747	1,917,273
Total Cost of Sales	5,641,365	5,759,616

GROSS PROFIT	8,093,093	7,099,813

OPERATING EXPENSES MARKETING, GENERAL & ADMINISTRATIVE	6,524,919	5,586,233

OPERATING INCOME (LOSS)	1,568,174	1,513,580

OTHER INCOME (EXPENSE)
Interest expense	(179,106)	(84,779)
Other	363	878
Other income (expense)	(178,743)	(83,901)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,389,431	1,429,679

PROVISION FOR (BENEFIT) FROM INCOME TAXES	278,242	564,000

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN BHCMC, LLC	1,111,189	865,679
NET INCOME (LOSS) NON-CONTROLLING INTEREST IN BHCMC, LLC	(542,925)	1,359
NET INCOME (LOSS) BUTLER NATIONAL CORPORATION	$568,264	$867,038

BASIC EARNINGS PER COMMON SHARE	$.01	$.01

Shares used in per share calculation	56,594,262	56,156,448

DILUTED EARNINGS PER COMMON SHARE	$.01	$.01

Shares used in per share calculation	56,594,262	56,266,608

The accompanying notes are an integral part of these financial statements.

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	NINE MONTHS ENDED
	January 31,
	2012	2011
REVENUE
Aircraft / Modifications	$9,672,768	$10,008,617
Avionics / Defense	3,063,506	3,681,954
Management / Professional Services	3,596,244	3,266,818
Gaming facility	23,689,000	16,464,836
Net Revenue	40,021,518	33,422,225

COST OF SALES
Aircraft / Modifications	6,300,684	6,514,478
Avionics / Defense	2,298,527	2,323,763
Management / Professional Services	1,091,237	1,018,684
Gaming facility	6,090,316	5,067,641
Total Cost of Sales	15,780,764	14,924,566

GROSS PROFIT	24,240,754	18,497,659

OPERATING EXPENSES MARKETING, GENERAL & ADMINISTRATIVE	20,619,706	16,267,459

OPERATING INCOME (LOSS)	3,621,048	2,230,200

OTHER INCOME (EXPENSE)
Interest expense	(360,195)	(266,789)
Other	3,161	(35,625)
Other income (expense)	(357,034)	(302,414)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	3,264,014	1,927,786

PROVISION FOR (BENEFIT) FROM INCOME TAXES	666,497	702,070

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST IN BHCMC, LLC	2,597,517	1,225,716
NET INCOME (LOSS) NON-CONTROLLING INTEREST IN BHCMC, LLC	(1,462,856)	1,819
NET INCOME (LOSS) BUTLER NATIONAL CORPORATION	$1,134,661	$1,227,535

BASIC EARNINGS PER COMMON SHARE	$.02	$.02

Shares used in per share calculation	56,594,262	56,091,865

DILUTED EARNINGS PER COMMON SHARE	$.02	$.02

Shares used in per share calculation	56,594,262	56,196,183

The accompanying notes are an integral part of these financial statements

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	NINE MONTHS ENDED
	January 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,597,517	$1,225,716
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	1,494,445	941,703
Amortization (Supplemental Type Certificates)	54,069	56,192
Stock options issued	347,040	119,329
Loss on sale of fixed asset	-	43,450

Changes in assets and liabilities-
Accounts receivable	(1,871,932)	(298,950)
Inventories	(303,611)	(585,412)
Prepaid expenses and other current assets	(51,229)	(1,131,408)
Accounts payable	(576,344)	92,617
Customer deposits	(514,193)	(133,233)
Deposits other	-	(1,700,000)
Accrued liabilities	(672,616)	(367,225)
Gaming facility mandated payment	(954,689)	906,306
Other liabilities	64,552	52,187
Cash flows from operating activities	(386,991)	(778,728)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,229,491)	(1,451,577)
Proceeds from sale of land/other assets	-	39,000
Cash flows from investing activities	(1,229,491)	(1,412,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit, net	524,908	82,365
Contributed capital	5,000	-
Borrowings of promissory notes, long-term debt and capital lease obligations	727,745	1,211,659
Repayments of promissory notes, long-term debt and capital lease obligations	(1,691,434)	(1,264,281)
Cash flows from financing activities	(433,781)	29,743
NET INCREASE (DECREASE) IN CASH	(2,050,263)	(2,161,562)

CASH, beginning of period	8,475,525	8,706,546

CASH, end of period	$6,425,262	$6,544,984

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$358,095	$265,469
Income taxes paid	$862,293	$976,866

NON CASH OPERATING ACTIVITY
Non cash options to employees and directors	$347,040	$41,829
Non cash stock issues	$-	$77,500
Capitalized Lease Intangible Assets	$7,423,162	$-
Capitalized Lease Obligation	$7,423,162	$-

The accompanying notes are an integral part of these financial statements.

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2011.  In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.  Operating results for the three and nine months ended January 31, 2012 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2012.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years.

2.  Net Income (Loss) Per Share: The Company follows ASC 260 that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded.

3.  Research and Development: We invested in research and development activities.  The amount invested in the nine months ended January 31, 2012 and 2011 was approximately $1,208,000 and $1,218,000 respectively.

4.  Borrowings:  At January 31, 2012, the Company had one line of credit totaling $1,000,000.  The unused line at January 31, 2012 was $383,293.  During the current year these funds were primarily used for the purchase of inventory for the modifications and avionics operations.

At January 31, 2012, there were several notes collateralized by aircraft security agreements totaling $1,906,704.  These notes were used for the purchase and modifications of these collateralized aircraft.

There are three notes at a bank totaling $2,008,675 for real estate located in Olathe, Kansas and Tempe, Arizona.  The due date for these notes is in March 2013, and August 2016.

One note with a balance of $514,177 is collateralized by the first and second position on all assets of the company.   There are several other notes collateralized by automobiles and equipment totaling an additional $223,234.

We have debt obligations of $1,215,219 as a result of our business development and acquisition activities.

In January 2012, our subsidiary BHCMC, LLC began a five-year series of intangible lease payments to its non-controlling Member, BHC Investments, LC. The lease obligation was $7,339,355 at January 31, 2012 (SEE NOTE 5).

5.  Other Intangible Assets and Capital Leases:  In January 2012, a subsidiary, BHCMC, LLC began a five-year series of monthly lease payments to a non-controlling Member, BHC Investment LC (“BHCI”), of BHCMC, LLC for intangible items paid for with funds from BHCI.  These items include the Kansas Expanded Lottery Act Management Contract privilege fee and intangible casino gaming support equipment and software systems.  The intangible gaming support equipment and systems include the slot and table game management systems, casino marketing systems, surveillance network systems and equipment, security system and equipment related to casino gaming and the system backup and recovery software and equipment.  The five-year total of the intangible lease payments to BHCI is $10,595,791 (other intangible assets of $7,423,162 plus imputed interest $3,172,629) plus $260,000 advance lease payments made in July 2010.  The advance lease payment made in July 2010 was carried as a prepaid on BHCMC, LLC balance sheet.  The payment total is recorded as intangible assets with related long-term and current liabilities.  BHCMC, LLC will own the intangible right to all personalty items upon full payment of the lease payments.

Index

BHCMC, LLC expects the intangible assets for the Kansas Expanded Lottery Act contract privilege fee of $5,500,000 to have value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024 (approximately 13 years).  There is no assurance of Management Contract renewal.  The privilege fee will be fully amortized by the projected end of the Management Contract.

BHCMC, LLC expects these intangible gaming support items to have a useful life ranging from two to five years.  These intangible items are valued at cost of $2,183,162 and are being fully amortized over the five-year period of lease payments.  A portion of these items are expected to be repaired, overhauled and replaced for technical obsolescence on an on-going basis.  BHCMC, LLC accounting policy is to expense these repairs, overhauls and obsolescence replacements as completed.

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

The incentive stock options are allocated in three groups with two conditions for vesting.  The first condition is stock price and the second condition is time:

Year 1: Target $0.92
●	2,420,688 options that can be exercised on or after December 31, 2011 if and when the share price reaches $0.92
Year 2: Target $1.41
●	2,420,688 options that can be exercised on or after December 31, 2012 if and when the share price reaches $1.41
Year 3: Target $1.90
●	2,420,688 options that can be exercised on or after December 31, 2013 if and when the share price reaches $1.90

At January 31, 2012 we had 7,262,064 outstanding stock options with an average exercise price of $1.42.

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

Index

RESULTS OF OPERATIONS

YEAR TO DATE JANUARY 31, 2012 COMPARED TO YEAR TO DATE JANUARY 31, 2011

Our revenue for the nine months ended January 31, 2012 was $40,021,518, an increase of 19.7% from the nine months ended January 31, 2011 with revenue of $33,422,225.  Our operating profit for the nine months ended January 31, 2012 was $3,621,048, compared to a profit of $2,230,200 for the nine months ended January 31, 2011 an increase of 62.4%.

Discussion of the specific changes by operation at each business segment follows (the results of operations are based on pre-corporate allocations):

Aircraft Modifications:  Revenue from Aircraft Modifications segment for the nine months ended January 31, 2012, was $9,672,768, a decrease of 3.4% from the nine months ended January 31, 2011 with revenue of $10,008,617.

The modifications segment had an operating profit of $2,399,443 for the nine months ended January 31, 2012, and an operating profit of $2,708,199 for the nine months ended January 31, 2011.

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

Avionics:  Revenue from Avionics segment for the nine months ended January 31, 2012, was $3,063,506 a decrease of 16.8% from the nine months ended January 31, 2011 with revenue of $3,681,954.  The avionics segment had an operating loss of $338,541 in the nine months ended January 31, 2012, and an operating profit of $674,770 for the nine months ended January 31, 2011.  Many economic and political uncertainties can impact the avionics products line.

Services - SCADA Systems and Monitoring Services:  Revenue in the Monitoring Services Segment for the nine months ended January 31, 2012, was $1,140,876, a decrease of 4% from the nine months ended January 31, 2011 with revenue of $1,187,236.  The monitoring services segment had an operating profit of $125,068 in the nine months ended January 31, 2012, and an operating profit of $207,197 for the nine months ended January 31, 2011, a decrease of 39.6%.  We maintain a relatively level volume of long-term contracts with municipalities.  Our contracts with our two largest customers have been renewed through fiscal year 2012.  Revenues have fluctuated over the past years due to lift station rehabilitations.

Corporate / Professional Services:  Services in this segment include the architectural services activities related to gaming and other real estate development, administrative management services, and engineering consulting services.

Revenue from projects related to architectural services for the nine months ended January 31, 2012, was $625,098, an increase of 24% from the nine months ended January 31, 2011 with revenue of $504,789.  The architectural services had an operating loss of $40,239 in the nine months ended January 31, 2012, and an operating loss of $194,158 for the nine months ended January 31, 2011.

Revenue related to on site contract management of gaming establishments and real estate development, for the nine months ended January 31, 2012 was $1,830,270 compared to $1,574,793 for the nine months ended January 31, 2011, an increase of 16%.  The management services related to gaming had an operating loss of $491,786  in the nine months ended January 31, 2012, and an operating profit of $735,384 for the nine months ended January 31, 2011.

Revenue from Boot Hill Casino and Resort for the nine months ended January 31, 2012 was $34,736,587 compared to $30,462,191 in the nine months ended January 31, 2011 an increase of 14%.  Mandated fees, taxes and distributions reduced gross revenue by $11,047,587 leaving net revenue to BHCMC, LLC, of $23,689,000 for the nine months ended January 31, 2012 compared to $16,464,836 for the nine months ended January 31, 2011.  Net income before taxes and Non-controlling Interest in BHCMC LLC was $3,657,141, in the nine months ended January 31, 2012 compared to a loss of $454,708 in the nine months ended January 31, 2011.

Index

Selling, General and Administrative ("SG&A"):  Expenses were $20,619,706, or 51.5% of revenue, for the nine months ended January 31, 2012 compared to $16,267,459 or 48.7% of revenue for the nine months ended January 31, 2011.  Of these costs, $13,848,753 was directly related to the Gaming Facility in the nine months ended January 31, 2012 and $11,851,903 for the nine months ended January 31, 2011.

As we grow, we anticipate that overhead expenses may increase.  We continue to monitor and evaluate our overhead expenses in order to efficiently manage our operations.

Other Income (Expense):  Interest expenses for the nine months ended January 31, 2012, was $360,195 an increase of 35% from the nine months ended January 31, 2011 with interest expense of $266,789.

Earnings:  Our operating profit for the nine months ended January 31, 2012 was $3,621,048, compared to a profit of $2,230,200 for the nine months ended January 31, 2011.

Consolidated Net Income:  As a result of the factors described above, our net income for nine months ended January 31, 2012 was $1,134,661 compared to net income of $1,227,535 in the nine months ended January 31, 2011.  The net income before taxes and Non-controlling Interest in BHCMC LLC for the nine months ended January 31, 2012 was $3,264,014 compared to net income of $1,927,786 in the nine months ended January 31, 2011.

Employees:  Other than gaming, we had 108 full time and 3 part time employees on January 31, 2012 compared to 108 full time and 3 part time employees on January 31, 2011.  As of March 2, 2012, staffing was 108 full time and 3 part time employees.  Our staffing at Boot Hill Casino & Resort on January 31, 2012 was 239 full time and 75 part time employees and at March 2, 2012 were 224 full time employees and 72 part time employees.  None of the employees are subject to any collective bargaining agreements.

THIRD QUARTER FISCAL 2012 COMPARED TO THIRD QUARTER FISCAL 2011

Our revenue for the three months ended January 31, 2012 was $13,734,458, an increase of 6.8% from the three months ended January 31, 2011 with revenue of $12,859,429.  Our operating profit for the three months ended January 31, 2012 was $1,568,174, compared to a profit of $1,513,580 for the three months ended January 31, 2011.

Discussion of the specific changes by operation at each business segment follows (the results of operations are based on pre-corporate allocations):

Aircraft Modifications:  Revenue from Aircraft Modifications segment for the three months ended January 31, 2012, was $2,764,999, a decrease of 31% from the three months ended January 31, 2011 with revenue of $4,005,617.

The modifications segment had an operating profit of $272,077 in the three months ended January 31, 2012, and an operating profit of $1,519,891 in the three months ended January 31, 2011.

Avionics:  Revenue from Avionics segment for the three months ended January 31, 2012, was $1,421,066 a decrease of 19% from the three months ended January 31, 2011 with revenue of $1,753,861.  The avionics segment had an operating profit of $161,579 in the three months ended January 31, 2012, and an operating profit of $214,118 for the three months ended January 31, 2011.  Many economic and political uncertainties can impact the avionics products line.

Services - SCADA Systems and Monitoring Services:  Revenue in the Monitoring Services Segment for the three months ended January 31, 2012, was $381,322, an increase of 0.5% from the three months ended January 31, 2011 with revenue of $379,347.  The monitoring services segment had an operating profit of $44,881 in the three months ended January 31, 2012, and an operating profit of $76,596 for the three months ended January 31, 2011, a decrease of 41.4%.

Index

Corporate / Professional Services:  Services in this segment include the architectural services activities related to gaming and other real estate development, administrative management services, and engineering consulting services.

Revenue from projects related to architectural services for the three months ended January 31, 2012, was $406,835, an increase of 131% from the three months ended January 31, 2011 with revenue of $175,851.  The architectural services had an operating profit of $40,531 in the three months ended January 31, 2012, and an operating loss of $115,819 for the three months ended January 31, 2011.

Revenue related to on site contract management of gaming establishments and real estate development, for the three months ended January 31, 2012 was $626,679 compared to $511,354 for the three months ended January 31, 2011, an increase of 22.5%.  The management services related to gaming had an operating profit of $164,162 in the three months ended January 31, 2012, and an operating profit of $221,723 for the three months ended January 31, 2011.

Revenue from Boot Hill Casino and Resort for the three months ended January 31, 2012 was $11,615,341 compared to $10,496,030 in the three months ended January 31, 2011.  Mandated fees, taxes and distributions reduced gross revenue by $3,481,784 leaving net revenue to BHCMC, LLC, of $8,133,557 for the three months ended January 31, 2012 compared to $6,033,399 for the three months ended January 31, 2011.  Net income before taxes and Non-controlling Interest in BHCMC LLC was $1,357,312 in the three months ended January 31, 2012 compared to a profit of $72,952 in the three months ended January 31, 2011.

Selling, General and Administrative ("SG&A"):  Expenses were $6,524,919, or 47.5% of revenue, for the three months ended January 31, 2012 compared to $5,586,233 or 43.4% of revenue for the three months ended January 31, 2011.  Of these costs, $4,619,709 was directly related to the Gaming Facility in the three months ended January 31, 2012 and $4,043,173 for the three months ended January 31, 2011.

Other Income (Expense):  Interest expenses for the three months ended January 31, 2012, was $179,106  an increase of 111% from the three months ended January 31, 2011 with interest expense of $84,779.

Earnings:  Our operating profit for the three months ended January 31, 2012 was $1,568,174, compared to a profit of $1,513,580 for the three months ended January 31, 2011.

Consolidated Net Income:  Our net income for the three months ended January 31, 2012 was $568,264 compared to net income of $867,038 in the three months ended January 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current banks will provide the necessary capital for our business operations.  However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2012 and beyond.

On January 1, 2010 we entered into a lease agreement with BHC Development Company for the build-to-suit facility related to the Gaming Facility in Dodge City, Kansas (the Boot Hill Casino and Resort).

On May 1, 2011 BHC Investment Company exercised the option to acquire 100% of the Class A Preferred Interest in BHCMC, LLC.  BNSC, a 100% owned subsidiary of Butler National Corporation, owns 100% of the Class B Interest.  Accordingly, the consolidated financial statements report 100% of the operations of BHCMC, LLC.  The net income is reduced to remove the 40% Non-controlling Interest in BHCMC LLC.  The members of the Board of Managers (BOM) reflect the voting control of the BHCMC, LLC Class A and B membership interests.  The ownership structure of BHCMC, LLC is now:

Membership Interest	Members of BOM	Equity Ownership	Income (Loss) Sharing
Class A	3	20%	40%
Class B	4	80%	60%

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC require the completion of an expansion area within the Boot Hill Casino and Resort.  We may need additional funding to complete this expansion.

Index

Analysis and Discussion of Cash Flow

During the first nine months ending January 31, 2012 our cash position decreased by $2,050,263.  We had net income of $2,597,517.  Cash flows from operating activities used approximately $7,810,153, non-cash activities consisting of depreciation and amortization contributed approximately $1,548,500 and stock options issued to employees and directors contributed approximately $347,000.  The following items decreased our cash position.  Customer deposits and receivables decreased by approximately $2,386,000 while inventories increased by approximately $304,000.  Prepaid expenses and an increase of accounts payable reduced our cash by an additional $367,573.

Cash used in investing activities was $1,229,491.  We invested approximately $376,000 towards modification equipment and aircraft, and $853,000 towards land and building purchases.

Cash contributed by financing activities was $6,989,381.  We reduced our debt by approximately $1,691,000 and increased our line of credit by approximately $525,000.  We borrowed $548,000 towards the purchase of a building in Olathe, Kansas and approximately $180,000 towards the purchase of a new CNC machine for aircraft modifications.

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

Index

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see Item 7(a) of our Form 10-K for the period ended April 30, 2011, which is incorporated herein by reference.

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

Index

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2012.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2012.

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

Changes in Internal Control Over Financial Reporting:  In our opinion there were no material changes in the Company internal controls over financial reporting as of January 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

As of March 2, 2012, there are no other significant known legal proceedings pending against us.  We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business.  We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K for the year fiscal ended April 30, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION.
None.

Item 6.	EXHIBITS.

3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2011.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2012 and April 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Operations for the nine months ended January 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION (Registrant)

March 15, 2012	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

March 15, 2012	/s/ Angela D. Shinabargar
Date	Angela D. Shinabargar
(Chief Financial Officer)

Index

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2011.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2012 and April 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Operations for the nine months ended January 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

E1