Form 10-K
period 2012-04-30
BUTLER NATIONAL CORP
filed 2012-07-30
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended April 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer”, “non-accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐      Accelerated filer ☐    Non-accelerated filer  ☒    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $21,350,610 at October 31, 2011, when the closing price of such stock was $0.49.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of July 6, 2012, was 57,907,564 shares.
DOCUMENTS INCORPORATED BY REFERENCE: NONE
This Form 10-K consists of 69 pages (including exhibits).  The index to exhibits is set forth on pages 37-39.

Forward Looking Statements

This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward looking statements are based largely on current expectations and projections about future events and trends affecting the business. In this report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "forecast," "expect," "plan," "should," "is likely" and similar expressions, as they relate to the business or to its management, are intended to identify forward looking statements, but they are not exclusive means of identifying them.

The forward looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K and the Cautionary Statements filed by us as Exhibit 99 to this form including the following factors:

•	the impact of general economic trends on the Company's business;
•	the deferral or termination of programs or contracts for convenience by customers;
•	market acceptance of the Company's Aerospace products and or other planned products or product enhancements;
•	the ability to gain and maintain regulatory approval of existing products and services and receive regulatory approval of new businesses and products;
•	the actions of regulatory, legislative, executive or judicial decisions of the federal, state or local level with regard to our business and the impact of any such actions;
•	failure to retain/recruit key personnel;
•	the availability of government funding;
•	delays in receiving components from third party suppliers;
•	the competitive environment;
•	the bankruptcy or insolvency of one or more key customers;
•	new product offerings from competitors;
•	protection of intellectual property rights;
•	the ability to service the international market;
•	United States and other country defense spending cuts;
•	increases in the effective rate of taxation any of our properties or at the corporate level;
•	potential future acquisitions; and
•	other factors disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

Except as expressly required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise after the date of this report. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this Form 10-K. The Company does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-K, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the "Securities Act") and 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act").

Investors should also be aware that while the Company, from time to time, communicates with securities analysts; it is against its policy to disclose any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of Butler National Corporation.

PART I

Item 1.	BUSINESS

General

Butler National Corporation (the "Company" or "BNC") is a Kansas corporation formed in 1960, with corporate headquarters at 19920 West 161st Street, Olathe, Kansas 66062.

Current Activities - The Company focuses on two primary activities, Professional Services and Aerospace products.

Aerospace Products:

Aircraft Modifications principally includes the modification of customer and company owned business-size aircraft from passenger to freighter configuration, addition of aerial photography capability, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault Falcon aircraft along with other specialized modifications.  We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon").

Avionics principally includes the manufacture, sale, and service of airborne electronic switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90, and the KC-10 aircraft, Transient Suppression Devices (TSDs) for fuel tank protection on Boeing Classic 737 and 747 aircraft, and other Classic aircraft using a capacitance fuel quantity indicating system ("FQIS"), airborne electronics upgrades for classic weapon control systems used on military aircraft and vehicles, and consulting services with airlines and equipment manufacturers regarding fuel system safety requirements.  We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona and the services through Butler National Corporation - Olathe, Kansas ("Avionics", "Classic Aviation Products", "Safety Products", or "Switching Units").

In September 2010 we expanded this division by the acquisition of Kings Avionics, Inc.  The acquisition of Kings Avionics allowed us to transition into the new technology available in avionics.  Kings Avionics sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems).   These systems are flight display systems which include intuitive touchscreen controls with large display to give users unprecedented access to high-resolution terrain mapping, graphical flight planning, geo-referenced charting, traffic display, satellite weather and much more.   Kings is also recognized nationwide for its troubleshooting and repair work particularly on autopilot systems.

Professional Services:

Butler National Services, Inc. (“BNSI” or “BNS”) provides monitoring and related repair services of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector.

BCS Design, Inc. provides licensed architectural services.  These services include commercial and industrial building design.

Butler National Service Corporation (“BNSC”) provides management services to the Boot Hill Casino and Resort, a “state owned casino” and to The Stables, an “Indian owned casino”.

Assets as of April 30, 2012, 2011, and 2010.  Revenue for the year ended April 30, 2012, 2011, and 2010.

Assets	2012	2011	2010
Professional Services	48.1%	31.2%	34.3%
Aerospace Products	51.9%	68.8%	65.7%

Revenue	2012	2011	2010
Professional Services	68.4%	59.1%	41.7%
Aerospace Products	31.6%	40.9%	58.3%

Regulations

Regulation Under Federal Aviation Administration:  Aerospace is subject to regulation by the Federal Aviation Administration ("FAA").  We manufacture products and parts under FAA Parts Manufacturing Authority (PMA) requiring qualification and traceability of all materials and vendors used by us.  We make aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA.  We repair aircraft parts pursuant to the authority granted by our FAA Authorized Repair Station.  Violation or changes to FAA regulations could be detrimental to our operation in these business segments.

Licensing and Regulation under Federal Indian Law:  Gaming on Indian land is extensively regulated by Federal, State, and Tribal governments and authorities.  Regulatory changes could limit or otherwise materially affect the types of gaming that may be conducted on Indian Land.  All aspects of our business operations on Indian Lands are subject to approval, regulation, and oversight by the Bureau of Indian Affairs ("BIA"), the Secretary of the United States Department of the Interior ("Secretary"), and the National Indian Gaming Commission ("NIGC").  Our management of Class III gaming operations is also subject to approval of a Class III Gaming Compact between the Indian Tribe and the respective state.   Failure to comply with applicable laws or regulations, whether Federal, State or Tribal, could result in, among other things, the termination of any management agreements which would have a material adverse effect on us.  We are also be required to comply with background checks as specified in Tribal-State Compacts before we can manage gaming operations on Indian land.  There can be no assurance that we would continue to be successful in obtaining the necessary regulatory approvals for our gaming operations on a timely basis, or at all.

Licensing and Regulation under State Law: Our present and future stockholders are and will continue to be subject to review by regulatory agencies.  Gaming licenses and/or background investigations ("license") are required in connection with our management of a State of Kansas owned Lottery Gaming Facility (a casino).  Our management personnel, Butler National and/or the managing subsidiaries, the key personnel of all entities may be required to have a Lottery Gaming Facility gaming license prior to conducting operations.  The failure of the Company or the key personnel to obtain or retain a license could have a material adverse effect on the Company or on its ability to obtain or retain these licenses in other jurisdictions. Each such State Gaming Agency has broad discretion in granting, renewing, and revoking licenses. Obtaining such licenses and approvals will be time consuming and cannot be assured.

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

Financial Information about Industry Segments

Information with respect to our industry segments are found at Note 10 of Notes to Consolidated Financial Statements for the three year period ended April 30, 2012.

Narrative Description of Business

Aerospace Products

Aircraft Modification:  Our aircraft modification products are performed by Avcon Industries, Inc.  Avcon modifies business-type aircraft in Newton, Kansas.  Newton is geographically located in the Wichita, Kansas area, the air capital of the world for Aircraft Modifications products.  The modifications include aircraft conversion from passenger to freighter configuration, addition of aerial photography capability, stability enhancing modifications for Learjets, and other special mission modifications.  Avcon offers avionics, aerodynamic, and stability improvement products for selected business jet aircraft.  Avcon makes these modifications to customer-owned aircraft.

The Aircraft Modifications business derives its ability to modify aircraft from the authority granted to it by the Federal Aviation Administration ("FAA").  The FAA grants this authority by issuing a Supplemental Type Certificate ("STC") after a detailed review of the design, engineering, functional documentation, and demonstrated flight evaluation of the modified aircraft.  The STC authorizes Avcon to build the required parts and assemblies under FAA Parts Manufacturing Authority ("PMA"), and to make the installations on applicable aircraft.

We own more than 250 STCs.  When the STC is applicable to a multiple number of aircraft it is categorized as a Multiple-Use STC.  These Multiple-Use STCs are considered a major asset of the Company.  Some of the Multiple-Use STCs include Reduced Vertical Separation Minimums (RVSM), Beechcraft Cargo Door, Beechcraft Extended Door, Learjet AVCON FINS, Learjet Extended Tip Fuel Tanks, Learjet Weight Increase Package, Dassault Falcon 20 Cargo Door, and many special mission modifications.

We operate FAA Authorized Repair Stations.  The focus of our business includes the Learjet model 20 and 30 series, Beechcraft King Air, Cessna turbine engine, Cessna multi-engine piston, and Dassault Falcon 20 aircraft.  The Repair Stations are a convenience for our customers bringing aircraft to us for modification and maintenance.

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

Aircraft Fuel System Safety:  The FAA issued a Special Federal Aviation Requirement ("SFAR") No. 88 titled "Fuel Tank System Fault Tolerance Evaluation Requirements" applicable to turbine-powered aircraft certified to carry 30 or more passengers or a certified payload capacity of 7,500 pounds or more.  SFAR-88 has now become part of the fuel system safety regulations.  One aspect of these regulations requires protection for auxiliary fuel tanks.  We are actively working to manufacture TSDs to satisfy this market need.

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

Professional Services

BNSC provides management services to Indian tribes in connection with the Indian Gaming Regulatory Act of 1988. In the fall of 1990, the Board of Butler National Corporation had the background and experience to develop the opportunities available in the Indian Gaming industry. We have one currently active management agreement; however, the performance of this agreement is contingent upon, and subject to continued approval by the Secretary of Interior, Bureau of Indian Affairs, National Indian Gaming Commission, and the appropriate state, if required.

Generally, a "Management Agreement" between the Indian Tribe (the owner) and Butler National Service Corporation (the manager) is the final approval document issued by the National Indian Gaming Commission ("NIGC") before a tribe is authorized to conduct Indian gaming.  The Management Agreement or Contract is authorized and approved by the NIGC pursuant to the Indian Gaming Regulatory Act of 1988, PL 100-497, 102 Stat. 2467, 25 U.S.C. 2701-2721 (sometimes referred to as "IGRA").  Before the Management Agreement is approved by the NIGC, all required contracts with other parties must be approved; including, (a) the compact with the state for Class III gaming, if applicable, (b) compliance with the requirements of the National Environmental Protection Agency ("NEPA"), (c) a Tribal Gaming Ordinance approved by the NIGC, and (d) Indian land ownership or leases, if applicable, approved by the Bureau of Indian Affairs ("BIA").

In 1995, BNSC signed a Management Agreement with the Modoc Tribe.  Later, a Class III Indian Gaming Compact (a “Compact”) for a gaming establishment (known as “The Stables”) approved by the State of Oklahoma and by the Assistant Secretary, Bureau of Indian Affairs for the U.S. Department of the Interior.  The Compact was published in the Federal Register on February 6, 1996, and is, therefore, deemed effective. The initial Compact authorized Class III (Off-Track Betting "OTB") along with Class II (high stakes bingo) at a Modoc Indian land location within the boundaries of the City of Miami, Oklahoma. A later compact with the State of Oklahoma and the Modoc Tribe authorized certain Class III games under IGRA.  Our Management Agreement was approved by the NIGC on January 14, 1997.  The Modoc Tribe opened a gaming establishment known as The Stables in September 1998.

BNSC provided consulting and construction management for the development of The Stables and currently manage the establishment for the Modoc Tribe.  The Stables facility was expanded in April 2002 to approximately 30,000 square feet and is located south of the Modoc Tribal Headquarters building in Miami, Oklahoma.  The complex contains Class III gaming machines, Class III table games, Class II bingo machines, a bar, and a restaurant.  The Oklahoma Class III compact for expanded casino gaming was approved June 1, 2005.  The Modoc Tribe agreed to amend the Management Agreement to extend the expiration date through September 2013.  The operating income, before corporate allocation, has contributed approximately $994 thousand annually over the past three fiscal years.

We provide management services to the Boot Hill Casino and Resort, a “state owned casino “, which commenced operations on December 15, 2009 through our subsidiary BHCMC, LLC, jointly owned by BNSC and BHC Investment Company, L.C. “BHCI”.  “BNSC” had 99.6% ownership of BHCMC, LLC while BHCI had 0.4% ownership through April 30, 2011.  The Boot Hill Casino and Resort is a destination designed to enhance and re-create the world famous 1879-1880's experience near the historic Boot Hill destination in Dodge City, Kansas.

On May 1, 2011 BHC Investment Company exercised the option to acquire 100% of the Class A Preferred Interest in BHCMC, LLC.  The ownership structure of BHCMC, LLC is now:

Membership Interest	Members of Board of Managers	Equity Ownership	Income (Loss) Sharing
Class A	3	20%	40%
Class B	4	80%	60%

BHCMC, LLC, rents the casino building under the terms of a 25 year lease from BHC Development L.C. “BHCD”.  Butler National Corporation, its management, or subsidiaries have no ownership interest in BHCI or BHCD.

Butler National Services, Inc. (“BNSI” or “BNS”) provides monitoring and related repair services of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector.

BCS Design, Inc. provides licensed architectural services.  These services include commercial and industrial building design.

Butler National Service Corporation (“BNSC”) provides management services to the Boot Hill Casino and Resort, a “state owned casino” and to The Stables, an “Indian owned casino”.

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

Customer Arrangements:  Except in isolated situations, no special inventory-storage arrangements, merchandise return and allowance policies, or extended payment practices are involved in our business.

We require deposits from our customers for aircraft modifications.  We generally collect full payment for services before any modified aircraft is released.  Long term projects, such as cargo door modifications and custom modifications projects, require interim payments from the customer.

Governmental Regulations:  The gaming and aerospace industries are highly regulated and we must maintain our licenses, certifications and pay taxes to continue our operations.  Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located.  These laws, rules and regulations generally concern the responsibility, financial stability and charter of the owners, managers, and persons with financial interest in the operations.  Violations of laws or regulations in one jurisdiction could result in disciplinary action in other jurisdictions.

Our businesses are subject to various federal, state and local laws and regulations.  These laws and regulations include, but are not limited to, restrictions and conditions concerning aircraft modifications, environmental matter, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising.  Such laws and regulations could change or could be interpreted differently in the future or new laws and regulation could be enacted.  Material changes, new laws and regulations, or material differences in interpretations by the courts or governmental authorities could adversely affect our operating results.

Backlog:  Our backlog as of April 30, 2012, 2011, and 2010, was as follows:

Industry Segment (in thousands)	2012	2011	2010
Aerospace Products	$6,977	$9,545	$6,229
Professional Services	1,839	423	1,242

Total backlog	$8,816	$9,968	$7,471

Our backlog as of July 6, 2012 totaled $7,827; consisting of $5,941 and $1,886, respectively, for Aerospace Products and Professional Services.  The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year.  The backlog includes orders to be delivered after fiscal year 2013 in the amount of $870.  This is standard for the industry in which modifications services and related contracts may take several months or years to complete.  Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed.  There can be no assurance that all orders will be completed or that some may ever commence.

Employees:  Other than persons employed by our gaming subsidiaries there are 107 full time and 3 part time employees on April 30, 2012 compared to 112 full time and 3 part time employees on April 30, 2011.  As of July 6, 2012, staffing is 103 full time and 3 part time employees.  Our staffing at Boot Hill Casino & Resort on April 30, 2012 was 237 full time and 66 part time employees and at July 6, 2012 is 260 full time employees and 70 part time employees.  None of the employees are subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and Export Sales:  International sales are made through authorized installation centers and direct to foreign customers to be completed and included in domestic operations.  The sales to our customers outside the U.S. consisted of approximately $2,829 thousand in the year ended April 30, 2012, $1,769 thousand in the year ended April 30, 2011, and $3,169 thousand in the year ended April 30, 2010.  Sales from international operations are subject to changes in domestic and foreign laws, regulations and controls.  All sales are made in U.S. dollars.

Executive Officers of the Registrant: The following people are executive officers of the registrant:
R. Warren Wagoner, 60 years old, Chairman of the Board of Directors
Clark D. Stewart, 72 years old, President and Chief Executive Officer
Christopher J. Reedy, 46 years old, Vice President and Secretary
Angela D. Shinabargar, 48 years old, Chief Financial Officer

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
Factors That May Affect Future Results of Operations, Financial Condition or Business:  Statements made in this report, the Annual Report on Form 10-K the Annual Report to Stockholders in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Defense Spending:  We have concerns regarding the Budget Control Act of 2011 (the “Budget Act”) that was signed into law on August 2, 2011. The law to reduce federal government expenditures over the next 10 years may result in reduced U.S. government funding for the defense industry.  The Budget Act set $900 billion in immediate costs to discretionary government spending for 2012 through 2021.  The impact of any resulting reductions in defense appropriations, and/or reduction in U.S. spending could negatively affect the Company’s revenues for our avionics defense products.

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

Major Customers:  The termination of contracts with major customers or renegotiation of these contracts at less cost-effective terms could have a materially adverse effect on the Company.  Irregularities in financial accounting procedures, financial reporting requirements and regulatory reporting requirements could cause major customers to become unstable and be unable to complete business transactions which could have a materially adverse effect on the Company.  We have no “major customers” (10 percent or more of consolidated revenue).  During the fiscal year ending April 30, 2012 we derived 20% of our revenue from five customers.

Product Development:  Difficulties or delays in the development, production, testing and marketing of products, could have a materially adverse effect.  Our aerospace business is subject, in part, to regulatory procedures and administration enacted by and/or administered by the FAA.  Accordingly, our business may be adversely affected in the event the Company is unable to comply with such regulations relative to its current products and/or if any new products and/or services to be offered by the Company can or may not be formally approved by such agency.  Moreover, our proposed new aviation modification products will depend upon the issuance by the FAA of a Supplemental Type Certificate with related parts manufacturing authority and repair station license, the issuance of which no assurances can be given.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock.  Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10.  Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

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

Regulation Under Federal Aviation Administration:  Our Aerospace business is subject to regulation by the Federal Aviation Administration ("FAA").  We manufacture products and parts under FAA Parts Manufacturing Authority (PMA) requiring qualification and traceability of all materials and vendors used by us.  We make aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA.  We repair aircraft parts pursuant to the authority granted by our FAA Authorized Repair Station.  Violation or changes to FAA regulations could be detrimental to our operation in these business segments.

Licensing and Regulation under Federal Indian Law:  Gaming on Indian land is extensively regulated by Federal, State, and Tribal governments and authorities.  Regulatory changes could limit or otherwise materially affect the types of gaming that may be conducted on Indian Land.  All aspects of our business operations on Indian Lands are subject to approval, regulation, and oversight by the Bureau of Indian Affairs ("BIA"), the Secretary of the United States Department of the Interior ("Secretary"), and the National Indian Gaming Commission ("NIGC").  Our management of Class III gaming operations is also subject to approval of a Class III Gaming Compact between the Indian Tribe and the respective state.   Failure to comply with applicable laws or regulations, whether Federal, State or Tribal, could result in, among other things, the termination of any management agreements which would have a material adverse effect on us.  We are also be required to comply with background checks as specified in Tribal-State Compacts before we can manage gaming operations on Indian land.  There can be no assurance that we would continue to be successful in obtaining the necessary regulatory approvals for our gaming operations on a timely basis, or at all.

Licensing and Regulation under State Law: Our present and future stockholders are and will continue to be subject to review by regulatory agencies.  Gaming licenses and/or background investigations ("license") are required in connection with our management of a State of Kansas owned Lottery Gaming Facility (a casino).  Our management personnel, Butler National and/or the managing subsidiaries, the key personnel of all entities may be required to have a Lottery Gaming Facility gaming license prior to conducting operations.  The failure of the Company or the key personnel to obtain or retain a license could have a material adverse effect on the Company or on its ability to obtain or retain these licenses in other jurisdictions. Each such State Gaming Agency has broad discretion in granting, renewing, and revoking licenses. Obtaining such licenses and approvals will be time consuming and cannot be assured.

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

Aerospace Products:

Butler National Corporation has an office and manufacturing operations at 4654 South Ash Ave, Tempe, Arizona in a 16,110 square foot owned facility.

Kings Avionics, Inc. is located at 280 Gardner Dr., Ste. 3, New Century, Kansas in a 19,500 square foot facility with annual rent of approximately $168,500.

Avcon Industries, Inc. is located at 714 North Oliver Road, Newton, Kansas, in a 42,700 square foot leased facility of hangar and office space at the municipal airport in Newton, Kansas, at an annual rent of approximately $150,000.

Butler National Aircraft Certification Center is located at One Aero Plaza, New Century, Kansas in a 36,000 square foot facility with hangar space with a seven year lease of Hangar 5 at the New Century Airport in New Century, Kansas.  The annual rent is approximately $48,000.

Professional Services:

Butler National Services, Inc. is located at 2772 NW 31st Ave, Ft. Lauderdale, Florida at an annual rent of approximately $34,000.

BHCMC, LLC is located at 4000 W. Comanche in Dodge City, Kansas in a 60,000 square feet building known as the Boot Hill Casino and Resort facility at an annual rent of approximately $4,560,000 in fiscal year ended April 30, 2012 and an estimate of $4,606,000 in fiscal year ended April 30, 2013.

BCS Design, Inc. has a 10,800 square foot office located at 19930 W. 161st, Olathe, Kansas.

Management believes our properties have been well maintained, are suitable and adequate for us to operate at present levels, and the current productive capacity.  The utilization of these facilities is appropriate for our existing real estate requirements.  However, significant increases in customer orders and/or future acquisitions may require expansion of our current properties or the addition of new properties.

Item 3.	LEGAL PROCEEDINGS

BHCMC, LLC and BHC Development, LC filed a lawsuit in the United States District Court for the District of Kansas on June 21, 2012, against Bally Gaming Inc. doing business as Bally Technologies for breach of contract and negligent representation among other claims related to the performance of computer software systems.  BHCMC and BHC Development seek damages in excess of $75,000.

As of July 6, 2012, there are no other significant known legal proceedings pending against us.  We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business.  We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4.	MINE SAFETY DISCLOSURES

None.

The rest of this page intentionally left blank.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK (BUKS):

(a)           Market Information:  As of March 2, 2011 our shares are exclusively quoted on OTC Markets Group's OTC Link platform on the OTCQB tier.

The range of the high and low bid prices per share of the our common stock, for fiscal years 2012 and 2011, as reported by OTC Markets Group, is set forth below.  Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2012		Year Ended April 30, 2011
	Low	High	Low	High
First Quarter	$.580	$.760	$.310	$.440
Second Quarter	$.360	$.720	$.320	$.480
Third Quarter	$.300	$.500	$.330	$.500
Fourth Quarter	$.220	$.480	$.380	$.620

(b)	Holders: The approximate number of holders of record of our common stock, as of July 6, 2012, was 2,900. The price of the stock as of July 6, 2012 was approximately $0.31 per share.
(c)	Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:

As of July 6, 2012 there were no Convertible Preferred shares or Convertible Debenture notes outstanding.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	7,262,064	$.49	0	(1)
Equity compensation plans not approved by stockholders	0	0	0
Total	7,262,064	$.49	0

(1)           See Note 5 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance.

Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2011 through April 30, 2012	0	0	0

Total	0	$0	0

Item 6.	SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition", and with the Consolidated Financial Statements and related Notes included elsewhere in the report.

	Year Ended April 30 (In thousands except per share data)

	2012	2011	2010	2009	2008
Net Revenue	$54,414	$46,335	$32,577	$18,093	$17,647

Operating Income	$5,486	$2,828	$3,344	$1,832	$2,203

Net Income	$1,900	$1,259	$2,890	$829	$1,274

Basic Per Share
Net Income	$0.03	$0.02	$0.05	$0.02	$0.02

Selected Balance Sheet Information
Total Assets	$40,562	$32,158	$29,566	$25,798	$27,104
Long-term Obligations (excluding current maturities)	$8,678	$4,940	$4,305	$6,345	$6,416
Cash dividends declared per common share	None	None	None	None	None

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management Discussion and Analysis (MDA) is intended to help the reader understand our results of operations and financial condition. This MDA is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (Notes).

Our fiscal year ends on April 30.  Fiscal years 2012, 2011 and 2010 consisted of 52 weeks and ended on April 30, 2012, April 30, 2011 and April 30, 2010, respectively. All references to years in this MDA represent fiscal years unless otherwise noted.

Management Overview

Management is focused on increasing long-term shareholder value from increased cash generation, earnings growth, and prudently managing capital expenditures.  We plan to do this by continuing to drive increased revenues from product and service innovations, strategic acquisitions, and targeted marketing programs

Our revenues are primarily derived from two very different business segments; aerospace products and professional services.  These segments operate through various Butler National Corporation subsidiaries and affiliates listed on page 58.

Aerospace products derives its revenues by designing, engineering, manufacturing, installing, servicing, and repairing products for classic and current production aircraft.  These products include JET autopilot service and repairs, AVCON provisions for special mission equipment installations, KINGS avionics equipment sales and installation, and BUTLER National electronic controls and safety equipment manufacture and sales.  Aerospace customers range in size from owners and operators of small single engine airplanes to owners and operators of large commercial and military aircraft.  Aerospace products are sold to and serviced for customers located in many countries of the world.

Aerospace is the legacy part of the Butler National business.  Organized over 50 years ago, this business is based upon design engineering and installation innovations to enhance and support products related to airplanes and ground support equipment.  These new products included: in the 1960’s, aircraft electronic load sharing and system switching equipment, a number of airplane electronic navigation instruments, radios and transponders; in the 1970’s, ground based VOR navigation equipment sold worldwide and military GPS equipment as we know it today in civilian use; in the 1980’s, special mission modifications to business jets for aerial surveillance and conversion of passenger configurations to cargo; in the 1990’s, classic aviation support of aging airplanes with enhanced protection of electrical systems through transient suppression devices (TSD), control electronics for military weapon systems and improved aerodynamic control products (Avcon Fins) allowing stability at higher gross weights for additional special mission applications; in the 2000’s, improved accuracy of the airspeed and altimeter systems to allow less vertical separation between flying airplanes (RVSM) and acquisition of the JET autopilot product line to support and replace aged electronic equipment in the classic fleet of Learjet airplanes; and in the 2010’s, the acquisition of Kings Avionics to provide additional classic airplane support by retrofit of avionics from the past 40 years to modern state of the art equipment for sale worldwide using FAA supplemental type certification to make the installations (STC) acceptable to foreign governments for installation abroad.

Aerospace continues to be the focus for new product design and development.  We expect this segment will continue to grow in the future.  To address the three to five year business cycles related to the aerospace industry, in the 1990’s, we began providing professional services to markets outside the aerospace industry.

Professional services derives its revenues from professional management services in the gaming industry through BNSC and BHCMC, licensed architectural and civil engineering services to the business community through BCS Design and monitoring services to owners and operators of intelligence gathering systems through BNSI.

Professional services grew from the experiences gained from the BNSI monitoring products and services of the 1980’s including SCADA systems and products including digital voice technology for the telephone industry and nuclear plant and civil defense warning systems.  BNSI sold these products and services to utilities and municipalities resulting in relatively stable revenue streams.  The defense warning products were sold in the 1980’s to a third party leaving only the current BNSI service business in Florida.

In the early 1990’s, management determined that more revenue stable business units were needed to sustain the Company.  Members of the Board of Directors had contacts with several American Indian tribes, others members were associated with gaming operators in Las Vegas and the 1988 Indian Gaming Regulatory Act (IGRA) which was relatively new to the industry.  We reached out to various Indian tribes with land in the area to explore the opportunities for operations under IGRA.  This resulted in the “Stables” an Indian owned casino on Modoc Indian land opened in September 1988 developed and managed by BNSC.  We added BCS Design to assist with the design, construction and continued refurbishment of these ventures.  This management agreement is in the process of being extended through September 2018.

From this experience with IGRA and the success of the Indian gaming industry, we determined that the IGRA model may be  applicable for state owned gaming.  We spent BNC innovation, legal and market development funds to design and encourage the use of an Indian owned gaming model in the State of Kansas.  From these efforts, Kansas enacted the Kansas Expanded Lottery Act (KELA) in 2007 allowing four state owned casinos to be developed in Kansas.  In 2007, BNSC made application to manage a state owned casino.  In 2008, BNSC was awarded a fifteen year contract to manage the Boot Hill Casino and Resort in Dodge City, Kansas.  BHCMC was organized to be the manager of the casino in Dodge City.  The casino opened in December 2009.

By 2009, BNC was clearly established into two segments; the professional services and aerospace products business segments.

Results Overview

Our fiscal 2012 revenues increased 17% to $54.4 million compared to $46.3 million in fiscal 2011. The year-over-year increase in revenue reflects additional professional services revenues (up 36%) driven by increased revenues from gaming activities and a decrease in aerospace products revenues (down 9%) attributable to reduced domestic government spending for military support products, the anticipation of additional domestic military spending reductions and the slow growth of the United States economy.

Our fiscal 2012 net income increased 51% to $1.9 million compared to $1.3 million in fiscal 2011. Diluted earnings per share increased 50% to $0.03 compared to $0.02 in fiscal 2011. The growth in net earnings and diluted earnings per share was driven primarily by strong revenue growth and continued progress with our margin expansion initiatives, including efficiencies in our implementation and operational processes and controlling general and administrative expenses. Our fiscal 2012 operating margin was 10%, an increase of four percentage points from our margin of 6% in fiscal 2011.

Results of Operations

Fiscal 2012 compared to Fiscal 2011

(dollars in thousands)	2012	Percent of total revenue	2011	Percent of total revenue	Percent Change 2011 - 2012
Revenues:
Professional services	$37,226	68%	$27,390	59%	36%
Aerospace products	17,188	32%	18,945	41%	(9)%

Total revenues	54,414	100%	46,335	100%	17%

Cost and expenses:
Cost of professional services	20,335	37%	19,030	41%	7%
Cost of aerospace products	11,522	22%	11,772	25%	(2)%
Marketing and advertising	5,218	10%	3,200	7%	63%
Employee benefits	2,874	5%	2,288	5%	26%
Depreciation and amortization	2,199	4%	1,411	3%	56%
General, administrative and other	6,780	12%	5,806	13%	17%

Total cost and expenses	48,928	90%	43,507	94%	12%
Operating income	$5,486	10%	$2,828	6%	94%

Revenues:

Revenues increased 17% to $54.4 million in fiscal 2012, as compared to $46.3 million in fiscal 2011.

•
Professional services derives its revenues from professional management services in the gaming industry through BNSC and BHCMC, licensed architectural and civil engineering services to the business community through BCS Design and monitoring services to owners and operator of SCADA through BNSI.  Revenues from professional services increased 36% to $37.2 million in fiscal 2012 from $27.4 million in fiscal 2011. The increase in professional services revenues was driven by increased revenues from gaming activities.

•
Aerospace products derives it revenues by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft.  Aerospace products revenues decreased 9% from $17.1 million at April 30, 2012 compared to $18.9 million at April 30, 2011. This decrease is attributable to reduced domestic government spending for military support products, the anticipation of additional domestic military spending reductions and the slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional services and Aerospace products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 12% in fiscal 2012 to $48.9 million compared to $43.5 million in fiscal 2011.  Costs and expenses were 90% of total revenues in fiscal 2012, as compared to 94% of total revenues in fiscal 2011. The lower costs and expenses as a percent of total revenues in fiscal 2012 were primarily driven by lower engineering costs in aerospace products and maintaining a lower percent of professional services costs as professional services revenues increased.

Marketing and advertising expenses as a percent of total revenues were 10% in fiscal 2012, as compared to 7% in fiscal 2011. These expenses increased 63% to $5.2 million in fiscal 2012, from $3.2 million in fiscal 2011. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions. The increase in these expenses was primarily attributable to growth in the professional services business reflecting a marketing plan to target specific marketing sectors in the Wild West market to increase destination casino revenues.  The Boot Hill Casino and Resort definition of the Wild West market includes the area East from the Rocky Mountains to the Mississippi River and the southern Canadian border to the northern border of Mexico.

Employee benefits expenses as a percent of total revenues were 5% in fiscal 2012, compared to 5% in fiscal 2011. These expenses increased 26% to $2.9 million in fiscal 2012, from $2.3 million in fiscal 2011.  These expenses include the employers’ share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.  The increased expenses are related to an increase in the number of employees in professional services and increases in benefit insurance costs.

Depreciation and amortization expenses as a percent of total revenues were 4% in fiscal 2012, compared to 3% in fiscal 2011. These expenses increased 56% to $2.2 million in fiscal 2012, from $1.4 million in fiscal 2011.  These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino and Resort being expensed over the term of the gaming contract with the State of Kansas.

General, administrative and other expenses as a percent of total revenues were 12% in fiscal 2012, compared to 13% in fiscal 2011. These expenses increased 17% to $6.8 million in fiscal 2012, from $5.8 million in fiscal 2011.  The increase reflects the increase in number of administrative personnel in professional services, the increased legal fees and expenses and the outside professional consulting fees related to working within the Kansas gaming regulations.

Other income (expense):

Interest and other expenses were $0.7 million in fiscal 2012 compared with interest and other expenses of $0.4 million in fiscal 2011, an increase of $0.3 million, 87%, from fiscal 2011 to fiscal 2012.  Interest of $0.4 million was related to obligations of BHCMC.

Operations by Segment

We have two operating segments, professional services and aerospace products. The professional services segment includes revenue contributions and expenditures associated with monitoring services for SCADA systems owned by others, professional architectural services and casino management services.  Aerospace products derives its revenues by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft.

The following table presents a summary of our operating segment information for the fiscal years 2012 and 2011:

(dollars in thousands)	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change 2011 - 2012
Professional Services
Revenues	$37,226	100%	$27,390	100%	36%

Costs	20,335	55%	19,030	69%	7%
Expenses	13,963	37%	9,088	33%	54%
Total costs and expenses	34,298	92%	28,118	103%	20%

Professional services operating income (loss)	$2,928	8%	$(728)	(3)%	502%

(dollars in thousands)	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change 2011 - 2012
Aerospace Products
Revenues	$17,188	100%	$18,945	100%	(9)%

Costs	11,522	67%	11,772	62%	(2)%
Expenses	3,108	18%	3,617	19%	(14)%
Total costs and expenses	14,630	85%	15,389	81%	(5)%

Aerospace products operating income (loss)	$2,558	15%	$3,556	19%	(28)%

Professional Services
•
Revenues from professional services increased 36% to $37.2 million in fiscal 2012 from $27.4 million in fiscal 2011. The increase in professional services revenues was driven by increased revenues from gaming activities.

•
Costs increased 7% in fiscal 2012 to $20.3 million compared to $19.0 million in fiscal 2011.  Costs were 55% of segment total revenues in fiscal 2012, as compared to 69% of segment total revenues in fiscal 2011.

•
Expenses increased 54% in fiscal 2012 to $13.9 million compared to $9.1 million in fiscal 2011.  Expenses were 38% of segment total revenues in fiscal 2012, as compared to 33% of segment total revenues in fiscal 2011.

Aerospace Products
•
Revenues decreased 9% from $17.1 million in fiscal 2012 compared to $18.9 million in fiscal 2011. This decrease is attributable to reduced domestic government spending for military support products, the anticipation of additional domestic military spending reductions and the slow growth of the United States economy.

•
Costs decreased 2% in fiscal 2012 to $11.5 million compared to $11.8 million in fiscal 2011.  Costs were 67% of segment total revenues in fiscal 2012, as compared to 62% of segment total revenues in fiscal 2011.

•
Expenses decreased 14% in fiscal 2012 to $3.1 million compared to $3.6 million in fiscal 2011.  Expenses were 18% of segment total revenues in fiscal 2012, as compared to 19% of segment total revenues in fiscal 2011.

Fiscal 2011 compared to Fiscal 2010

(dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Percent Change 2010 - 2011
Revenues
Professional services	$27,390	59%	$13,594	42%	101%
Aerospace products	18,945	41%	18,983	58%	0%

Total revenues	46,335	100%	32,577	100%	42%

Cost and expenses
Cost of professional services	19,030	41%	8,203	25%	132%
Cost of aerospace products	11,772	25%	11,494	35%	2%
Marketing and advertising	3,200	7%	1,892	6%	69%
Employee benefits	2,288	5%	1,240	4%	85%
Depreciation and amortization	1,411	3%	942	3%	50%
General, administrative and other	5,806	13%	5,462	17%	6%

Total cost and expenses	43,507	94%	29,233	90%	49%
Operating income	$2,828	6%	$3,344	10%	(15)%

Revenues
Revenues increased 42% to $46.3 million in 2011, as compared to $32.6 million in 2010.

•
Professional services derives its revenues from professional management services in the gaming industry through BNSC and BHCMC, licensed architectural and civil engineering services to the business community through BCS Design and monitoring services to owners and operator of intelligence gathering systems through BNSI.  Revenues from professional services increased 101% to $27.3 million at April 30 2011 from $13.6 million at April 30, 2010. The increase in professional services revenue was driven by strong increases in gaming as a result of the opening of Boot Hill Casino and Resort in December 2009.

•
Aerospace products derives it revenues by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft.  Aerospace products revenues remained stable from $18.9 million at April 30, 2011 compared to $18.9 million at April 30, 2010.

Costs and expenses:

Costs and expenses related to Professional services and Aerospace products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 49% in fiscal 2011 to $43.5 million compared to $29.2 million in fiscal 2010.  Costs and expenses were 94% of total revenues in fiscal 2011, as compared to 90% of total revenues in fiscal 2010. The increased costs and expenses as a percent of total revenues in fiscal 2011 were primarily driven by the opening of Boot Hill Casino and Resort in December 2009.  There are four and half months of BHCMC revenue in fiscal 2010 and twelve months of revenue from BHCMC in fiscal 2011.

Marketing and advertising expenses as a percent of total revenues were 7% in fiscal 2011, as compared to 6% in fiscal 2010. These expenses increased 69% to $3.2 million in fiscal 2011, from $1.9 million in fiscal 2010. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions. The increase in these expenses was primarily attributable to growth in the professional services business reflecting a marketing plan to target specific marketing sectors in the Wild West market to increase destination casino revenues.  The Boot Hill Casino and Resort definition of the Wild West market includes the area East from the Rocky Mountains to the Mississippi River and the southern Canadian border to the northern border of Mexico.

Employee benefits expenses as a percent of total revenues were 5% in fiscal 2011, compared to 4% in fiscal 2010. These expenses increased 85% to $2.3 million in fiscal 2011, from $1.2 million in fiscal 2010.  These expenses include the employers share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.  The increased expenses are related to an increase in the number of employees in professional services and increases in benefit insurance costs.  There are four and half months of BHCMC payroll expenses in fiscal 2010 and twelve months of payroll expenses from BHCMC in fiscal 2011. The BHCMC employee count ranged from 250 to over 300 throughout the year.

Depreciation and amortization expenses as a percent of total revenues were 3% in fiscal 2011, compared to 3% in fiscal 2010. These expenses increased 50% to $1.4 million in fiscal 2011, from $1.0 million in fiscal 2010.  These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization and depreciation.  The increase in depreciation expenses was reflective of company owned airplane depreciation.

General, administrative and other expenses as a percent of total revenues were 13% in fiscal 2011, compared to 17% in fiscal 2010. These expenses increased 6% to $5.8 million in fiscal 2011, from $5.5 million in fiscal 2010.  The increase reflects the increase in number of administrative personnel in professional services, the increased legal fees and expenses and the outside professional consulting fees related to working within the Kansas gaming regulations.

Gain on sale of land and loss on other assets are shown as a comparative to fiscal 2010.  There were none in fiscal 2011 and a loss of $1.8 million in fiscal 2010.

Other income (expense):

Interest and other expenses were $0.4 million in fiscal 2011 compared with interest and other expenses of $0.5 million in fiscal 2010, a decrease of 10%, from fiscal 2010 to fiscal 2011.

Operations by Segment

We have two operating segments, Professional services and Aerospace products. The Professional services segment includes revenue contributions and expenditures associated with monitoring services for SCADA systems owned by others, professional architectural services and casino management services.  Aerospace products derives its revenues by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft.

The following table presents a summary of our operating segment information for the years ended April 30, 2011 and 2010:

(dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Percent Change 2010 - 2011
Professional Services Segment
Revenues	$27,390	100%	$13,594	100%	101%

Costs	19,030	69%	8,203	60%	132%
Expenses	9,088	33%	5,276	39%	72%
Total costs and expenses	28,118	103%	13,479	99%	109%

Professional services operating income (loss)	$(728)	(3)%	$115	1%	(733)%

(dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Percent Change 2010 - 2011
Aerospace Products Segment
Revenues	$18,945	100%	$18,983	100%	0%

Costs	11,772	62%	11,494	61%	2%
Expenses	3,617	19%	4,260	22%	(15)%
Total costs and expenses	15,389	81%	15,754	83%	(2)%

Aerospace products operating income (loss)	$3,556	19%	$3,229	17%	10%

Professional Services
•
Revenues from professional services increased 101% to $27.4 million in fiscal 2011 from $13.6 million in fiscal 2010. The increase in professional services revenues was driven by increased revenues from gaming activities.

•
Costs increased 132% in fiscal 2011 to $19.0 million compared to $8.2 million in fiscal 2010.  Costs were 69% of segment total revenues in fiscal 2011, as compared to 60% of segment total revenues in fiscal 2010.

•
Expenses increased 72% in fiscal 2011 to $9.1 million compared to $5.3 million in fiscal 2010.  Expenses were 33% of segment total revenues in fiscal 2011, as compared to 39% of segment total revenues in fiscal 2010.

Aerospace Products
•	Revenues were level at $18.9 million in fiscal 2011 compared to $18.9 million in fiscal 2010. This stability is attributable to stable domestic government spending for military support products.
•
Costs increased 2% in fiscal 2011 to $11.8 million compared to $11.5 million in fiscal 2010.  Costs were 62% of segment total revenues in fiscal 2011, as compared to 61% of segment total revenues in fiscal 2010.

•
Expenses decreased 15% in fiscal 2011 to $3.6 million compared to $4.3 million in fiscal 2010.  Expenses were 19% of segment total revenues in fiscal 2011, as compared to 22% of segment total revenues in fiscal 2010.

Liquidity and Capital Resources (in thousands)

At April 30, 2012, the Company was utilizing one line of credit totaling $1.0 million.  The unused line at April 30, 2012 was $537. During the current year these funds were primarily used for the purchase of inventory for the modifications and avionics operations.

We believe the line of credit will be extended when it is due and do not anticipate the full repayment of this note in fiscal 2013.  Our line of credit has been extended to August 2012.  The line of credit is collateralized by the first and second positions on all assets of the Company.

At April 30, 2012, there were several notes collateralized by aircraft security agreements totaling $2,270.  These notes were used for the purchase and modifications of these collateralized aircraft and Kings Avionics, Inc.

There are three notes at a bank totaling $1,944 for real estate located in Olathe, Kansas and Tempe, Arizona.  The due date for two notes is in March 2013, the third note is August 2016.

Two notes totaling $385 remain for real estate purchased in November 2007 and June 2009 in Dodge City, Kansas.

One note with a balance of $454 is collateralized by the first and second position lien on all assets of the Company.  This was used as capital for our daily business operations in 2006.  There are several other notes collateralized by automobiles and equipment totaling an additional $210.

In September 2010 we acquired Kings Avionics with a remaining balance of $90 in loan obligations.

In January 2012 we entered into an obligation with BHCI for a total of $7,423.  The remaining balance on the obligation is $7,082.

We are not in default of any of our notes as of July 6, 2012.

We believe that our current banks will provide the necessary capital for our business operations.  However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2012 and beyond.

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC require the completion of an addition to the Boot Hill Casino and Resort.  We may need additional funding to complete this expansion if not completed by a franchised vendor. The phase II development of an adjacent hotel and community owned special events center was funded by a third party’s and have been completed and is open to the public.  The remaining phase II construction requirements are in process, and are expected to be completed by early 2013. Phase II expansion of the unfinished gaming floor space built during Phase I construction is estimated to cost approximately $6 million and is being funded by current casino earnings, with minimum exposure to Butler National Corp.  The Phase II expansion includes the interior finish of 15,000 square feet of casino shell and 216 additional gaming machines.

Analysis and Discussion of Cash Flow

During the fiscal year ending April 30, 2012 our cash position decreased by $1,044.  We had net income of $3,916.  Cash flows from operating activities provided $1,671 non-cash activities consisting of depreciation and amortization contributed $2,200 and stock options issued to employees and directors contributed approximately $384.  Stock issued for the 401-k plan contributed approximately $278.  The following items decreased our cash position.  Customer deposits and receivables decreased by $1,538 while inventories increased by approximately $697.  Prepaid expenses, other current assets and deferred income tax reduced our cash by approximately $718, while a decrease of accounts payable and accrued expenses reduced our cash by an additional $2,154.

Cash used in investing activities was $1,351.  We invested approximately $498 towards modification equipment and aircraft, and $853 towards land and building purchases.

Cash used in financing activities was $1,364.  We reduced our debt by approximately $2,464 and increased our line of credit by approximately $371.  We borrowed $548 towards the purchase of a building in Olathe, Kansas and approximately $180 towards the purchase of a new CNC machine for aircraft modifications.

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

Contractual Obligations:

Tabular Disclosure of Contractual Obligations

Payments Due By Period
(Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	2 Years FY 2014	3 Years FY 2015	4 Years FY 2016	5 Years FY 2017	More than 5 Years

Long-Term Debt/Capital Lease Obligations	$12,435	$3,757	$2,339	$2,425	$2,317	$1,551	$46

Operating Lease Obligations	1,694	398	395	293	224	224	160

Facility Rent Obligations	116,519	4,606	4,652	4,698	4,745	4,793	93,025

Promissory Notes	463	462	0	0	0	0	0

TOTAL	$131,111	$9,223	$7,386	$7,416	$7,286	$6,568	$93,231

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Expected Maturity Date (Dollars in thousands)
	2013	2014	2015	2016	2017	There- after	Total	Fair Value
Assets
Note receivable:	$0	$0	$0	$0	$0	$0	$0	$0
Variable rate
Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Liabilities
Promissory Notes	$462	$0	$0	$0	$0	$0	$462	$462
Long-term debt:	$3,757	$2,339	$2,425	$2,317	$1,551	$46	$12,435	$12,435
Variable rate
Average interest rate	10.6%	11.3%	10.7%	12.7%	14.1%	6.3%	10.9%	10.9%

Interest Payments
Est. Interest Payments:	$321	$263	$259	$294	$219	$3	$1,359

Scheduled interest payments are calculated on a fixed rate basis, if known, and the remaining interest will be calculated on the average current rate, including imputed interest calculations at 7%.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant are set forth on pages 42 through 58 of this report.

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

In connection with the preparation of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2012.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2012.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2012.

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

Limitations on Controls
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting:  In our opinion there were no material changes in the Company internal controls over financial reporting during the three months ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

The Board of Directors also believes that each of the current Directors has other key attributes that are important to an effective board: integrity and demonstrated high ethical standards, sound judgment, analytical skills, the ability to engage management and each other in a constructive and collaborative fashion, diversity of origin, background, experience, and thought, and the commitment to devote significant time and energy to service on the Board and its Committees.

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

Name of Director, Age and Term	Served Since	Principal Occupation for Last Five Years and Other Directorships
Clark D. Stewart (72) Up for re-election for fiscal year end 2012	1989	President of the Company from September 1, 1989 to present.

R. Warren Wagoner (60) Up for re-election for fiscal year end 2012	1986	Chairman of the Board of Directors of the Company since August 30, 1989.

David B. Hayden (66) Up for re-election for fiscal year end 2011	1996	Co-owner and President of Kings Avionics, Inc. since 1974 prior to its acquisition in 2010. Director since 1996.

Michael J. Tamburelli (49) Up for re-election for fiscal year end 2014	2010
General Manager of the Isle of Capri Kansas City, Missouri 2004-2008, General Manager Boot Hill Casino & Resort 2009-2010, General Manager of Cherokee National Casino, West Siloam Springs, Oklahoma 2010-2011, General Manager Presque Isle Downs, Erie, Pennsylvania since 2012.  Director since May 1, 2010.

Bradley K. Hoffman (38) Up for re-election for fiscal year end 2013	2010	Regional Manager of ISG Technology, Inc. in Kansas City, Kansas since 2005. Director since June 9, 2010.

The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of stockholders and at special meetings held during the year.  The executive officers are as follows:

Name	Age	Position
R. Warren Wagoner	60	Chairman of the Board of Directors
Clark D. Stewart	72	President and Chief Executive Officer
Christopher J. Reedy	46	Vice President and Secretary
Angela D. Shinabargar	48	Chief Financial Officer

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

Christopher J. Reedy worked for Colantuono & Associates, LLC from 1997 to 2000 in the area of aviation, general business and employment counseling, and from 1995 to 1997 with the Polsinelli, White firm.  He was involved in aviation product development and sales with Bendix/King, a division of Allied Signal, Inc. from 1988 through 1993.  Mr. Reedy joined the Company in November 2000 as Vice President and became Secretary of the Company in 2005.

Angela D. Shinabargar was the controller of A&M products, a subsidiary of First Brands Corporation from 1995 to 1998.  From 1998 to 2000 Ms. Shinabargar was a Senior Business Systems Analyst for Black & Veatch of Kansas.  Ms. Shinabargar was the CFO of Peerless Products, Inc. a manufacturer of customized windows from 2000 to 2001.  Ms. Shinabargar joined the Company as Chief Financial Officer in October 2001.

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

Audit Committee and Audit Committee Expert of the Company

AUDIT COMMITTEE REPORT

The current members of the Audit Committee are Mr. David B. Hayden, Mr. Bradley K. Hoffman, and Mr. Tad McMahon.  Mr. Hoffman is an independent member under the Nasdaq listing standards.  The Audit Committee met five times during fiscal year 2012, excluding actions by unanimous written consent.

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

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors and oversees the entire audit function including the selection of independent registered public accounting firm. Management has the primary responsibility for the consolidated financial statements and the financial reporting process including internal control over financial reporting and the Company’s legal and regulatory compliance. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed with management the audited consolidated financial statements for the year ended April 30, 2012 including a discussion of the acceptability and quality of the accounting principles, the reasonableness of significant accounting judgments and critical accounting policies and estimates, the clarity of disclosures in the consolidated financial statements, and management’s assessment and report on internal control over financial reporting. The Audit Committee also discussed with the Chief Executive Officer and Chief Financial Officer their respective certifications with respect to the Company’s Annual Report on Form 10-K for the year ended April 30, 2012.

The Audit Committee reviewed with the independent registered public accounting firm, who are responsible for expressing an opinion on the conformity of the audited consolidated financial statements with U.S. generally accepted accounting principles, its judgments as to the acceptability and quality of the Company’s accounting principles and such other matters as are required to be discussed with the Audit Committee in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) including those matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees. In addition, the Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence and has discussed those disclosures and other matters relating to independence with the auditors.

The Audit Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for its audit. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its audits of the Company.

Members of the Audit Committee rely without independent verification on the information provided to them and on the representations made by management and the independent registered public accounting firm. In reliance on the reviews and discussions with management and with the independent registered public accounting firm referred to above and the receipt of an unqualified opinion from Weaver Martin & Samyn, LLC dated July 30, 2012 regarding the audited consolidated financial statements of the Company for the year ended April 30, 2012, the Audit Committee recommended to the Board of Directors (and the Board approved) that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended April 30, 2012 for filing with the Securities and Exchange Commission.

The Audit Committee report is submitted by:

David B. Hayden, Bradley K. Hoffman and Tad McMahon

Item 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS:

Our compensation programs are designed to support our business goals and promote both short-term and long-term growth. This section of the proxy statement explains how our compensation programs are designed and operate in practice with respect to our listed officers. Our listed officers are the CEO, CFO, Vice President, and Chairman of the Board.  There are only four executive officers of Butler National Corporation. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2012, 2011 and 2010.

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

Our Compensation Philosophy

The core element of our overall compensation philosophy is the alignment of pay and performance. Total compensation varies with individual performance and Butler National's performance in achieving financial and non-financial objectives.  Our equity plans are designed to ensure that executive compensation is aligned with the long-term interests of our stockholders. The Committee and our management believe that compensation should help to recruit, retain, and motivate the employees that the company will depend on for current and future success. The Committee and our management also believe that the proportion of "at risk" compensation (variable cash compensation and equity) should rise as an employee's level of responsibility increases. This philosophy is reflected in the following key design priorities that govern compensation decisions:

-	pay for performance
-	employee recruitment, retention, and motivation
-	cost management
-	egalitarian treatment of employees
-	alignment with stockholders' interests
-	continued focus on corporate governance

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

Total compensation for the majority of our employees including executive officers, includes two or more of the following components:

-	base salary
-	annual and semiannual incentive cash payments
-	equity grants (no grants since fiscal 2003)
-	employee stock purchase plan
-	retirement benefits
-	health and welfare benefits

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

Base Salary

The Committee establishes executive officers' base salaries at levels that it believes are reasonable for comparable positions.  When the Committee determines the executive officers' base salaries during the first quarter of the year, the Committee takes into account each officer's role and level of responsibility at the company.  In general, executive officers with the highest level and amount of responsibility have received the highest base salaries.  In February 2012, the Committee increased base salaries for the listed officers based on the Committee's review of the officers' current performance and expected future contributions.

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

Grant Date Fair Value of Stock Option Awards

The following table summarizes compensation paid to non-employee directors during fiscal year 2011.  We paid $20,000 in cash compensation to Mr. David Hayden, Mr. Michael Tamburelli, and Mr. Bradley Hoffman, our non-employee directors in fiscal year 2012.

Name	Stock Awards
David B. Hayden	0 / 125,000(a) 0 / 125,000(b) 0 / 125,000(c)
Michael J. Tamburelli	0 / 125,000(a) 0 / 125,000(b) 0 / 125,000(c)
Bradley K. Hoffman	0 / 125,000(a) 0 / 125,000(b) 0 / 125,000(c)

The unexercised options at April 30, 2012 listed in the table above have an exercise price of $0.49 and will expire on December 31, 2020.  The options were granted under and are expressly subject to all the terms and provisions of the Plans, and the terms of such Plans are incorporated herein by reference.  The terms are included but not limited to the following restrictions:

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

Performance Measures and Decision-Making Process for Fiscal Year 2012

The Committee set base salaries for executive officers for 2012 in April 2011, with payment beginning in April 2011.

-  The performance measures used by the Committee in determining executive compensation for fiscal year 2012 were:

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

The CEO provided the entire board of directors with an assessment of his own performance with respect to the performance measures listed above, which the board considered in its assessment of his performance for fiscal year 2012. The CEO reviewed the performance of the other executive officers (except the Chairman) with the Committee and made recommendations regarding the components of their compensation.

Before making its compensation decisions, the Committee discussed levels of compensation for the Chairman, the CEO and the other executive officers with the full board of directors in an executive session.

Determination of CEO Compensation

In fiscal year 2012, Butler National Corporation reached projected levels of revenue, profit from operations, operating margin and operating cash flow.

With regard to progress toward strategic goals, BNC improved its products and technology positions and strengthened its relationships with customers.

Taking into account Company performance, both absolute and relative to competition and the executive officers contribution to that performance, the Committee set its targeted compensation levels so as to be commensurate with that relative performance. The Committee made the following determinations for fiscal year 2012 with respect to each component of compensation for the CEO and his existing contract and the other executive officers:

Base Salary - In keeping with its strategy, the Committee base salary decisions for fiscal year 2012 were generally intended to provide salaries somewhat lower than the median level of salaries for similarly situated executives of the comparator companies.

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
Mr. Michael J. Tamburelli

The rest of this page intentionally left blank.

Executive Compensation

SUMMARY

The following table below sets forth certain compensation information concerning the Chief Executive Officer, Vice President, and our two additional most highly compensated executive officers for the fiscal years ended April 30, 2012, 2011 and 2010.  Our listed officers are the CEO, CFO, Vice President, and Chairman of the Board.  There are only four executive officers of Butler National Corporation. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2012, 2011 and 2010:

Summary Compensation Table

Name and Principal Position	Y R	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards and Stock Appreciation Rights ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(1)	Total ($)(2)
Clark D. Stewart, CEO	12	466,861	158,739	---	---	---	---	39,683	665,283
President and Director	11	443,554	8,904	---	174,796	---	---	39,469	666,723
(Contract back pay)	10	419,391	---	---	---	---	---	39,412	506,459
	10	47,656

R. Warren Wagoner	12	271,520	5,165	---	---	---	---	22,685	299,370
Director - Chairman of	11	255,066	4,468	---	36,740	---	---	25,988	322,422
the Board	10	248,719	---	---	---	---	---	24,233	272,952

Christopher J. Reedy	12	218,020	26,000	---	---	---	---	26,780	270,800
Vice President and	11	203,827	---	---	36,740	---	---	24,530	265,097
Secretary	10	192,542	---	---	---	---	---	22,378	214,920

Angela D. Shinabargar	12	158,983	30,000	---	---	---	---	11,600	200,583
Chief Financial Officer	11	150,093	5,000	---	36,740	---	---	9,738	201,571
	10	133,380	10,000	---	---	---	---	8,916	152,296

Name	Year	Airplane and Automobile Usage ($)	Health Benefits ($)	Memberships ($)	Matching Contributions to 401(k) (3) ($)
Clark D. Stewart	2012	7,200	7,028	10,755	14,700
R. Warren Wagoner	2012	---	7,985	---	14,700
Christopher J. Reedy	2012	---	3,832	8,582	14,366
Angela D. Shinabargar	2012	---	463	---	11,137

(1)	All Other Compensation includes the amounts in the tables above.

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

The unexercised options at April 30, 2012 listed in the table above have an exercise price of $0.49 and will expire on December 31, 2020.  The options were granted under and are expressly subject to all the terms and provisions of the Plans, and the terms of such Plans are incorporated herein by reference.  The terms are included but not limited to the following restrictions:

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

Fees of $20,000 were paid to Michael Tamburelli, David Hayden, and Bradley Hoffman in fiscal 2012.  Fees of $10,000 were paid to each of the directors in fiscal 2011.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

On April 30, 2001, the Company extended the Employment Agreement through August 31, 2006 with Clark D. Stewart under the terms of which Mr. Stewart was employed as the President and Chief Executive Officer of the Company.  On February 24, 2009 the Company extended the Employment Agreement with Mr. Stewart with the terms as currently provided including annual increases of 5% through December 31, 2022.  In the event Mr. Stewart is terminated from employment with the Company other than "for cause," Mr. Stewart shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the Employment Agreement. Mr. Stewart is also granted an automobile allowance of $600 per month which is reported by us as Salary Expense and to Mr. Stewart as Wages.  Under the terms of the Employment Agreement with Mr. Stewart, the Company is obligated to pay company related expenses and salary.  Included in accrued liabilities are $26,638 and $11,542 as of April 30, 2012, and 2011 respectively for amounts owed to our CEO for accrued compensation.

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

In the normal course of business, we purchased modification services and avionics of approximately $0, $1,144, and $88,142 from a company partially owned by David Hayden, a director for the Company during fiscal 2012, 2011, and 2010 respectively.

In September 2010 we acquired Kings Avionics, Inc. in support of our "Classic" commercial and military product lines.  As part of the acquisition Mr. Hayden received $90,000 in fiscal 2011 and $135,000 in fiscal 2012.

In the normal course of business we purchased business system components totaling $111,897 in fiscal 2012 and $158,528 in fiscal 2011 from ISG, the employer of Bradley Hoffman.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, with respect to the Company common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company voting securities as of July 6, 2012.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Clark D. Stewart	5,054,319	(2)	8.7%
19920 West 161st Street
Olathe, Kansas 66062

R. Warren Wagoner	4,328,278	(3)	7.5%
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

The following table sets forth as of April 30, 2012, with respect to the Company common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of April 30, 2012.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
David B. Hayden	1,732,225	(4)	3.0%
Christopher J. Reedy	1,145,428	(5)	2.0%
Clark D. Stewart	5,054,319	(2)	8.7%
R. Warren Wagoner	4,328,278	(3)	7.5%
Angela D. Shinabargar	752,113	(6)	1.3%
Bradley K. Hoffman	375,000	(7)	0.6%
Michael J. Tamburelli	375,000	(8)	0.6%
All Directors and Executive Officers as a Group (7 persons)	13,762,363	(9)	23.8%

(1)	Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2)	Includes 1,855,464 shares, which may be acquired by Mr. Stewart pursuant to the exercise of stock options, which are exercisable.
(3)	Includes 390,000 shares, which may be acquired by Mr. Wagoner pursuant to the exercise of stock options, which are exercisable.
(4)	Includes 375,000 shares, which may be acquired by Mr. Hayden pursuant to the exercise of stock options, which are exercisable.
(5)	Includes 390,000 shares, which may be acquired by Mr. Reedy pursuant to the exercise of stock options, which are exercisable.
(6)	Includes 390,000 shares, which may be acquired by Ms. Shinabargar pursuant to the exercise of stock options, which are exercisable.
(7)	Includes 375,000 shares, which may be acquired by Mr. Hoffman pursuant to the exercise of stock options, which are exercisable.
(8)	Includes 375,000 shares, which may be acquired by Mr. Tamburelli pursuant to the exercise of stock options, which are exercisable.
(9)	Includes 4,150,464 shares for all directors and executive officers as a group, which may be acquired pursuant to the exercise of stock options, which are exercisable.

The Company does not have any equity compensation plans which have not been approved by the stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	7,262,064	$.49	0	(1)

Equity compensation plans not approved by stockholders	0	0	0
Total	7,262,064	$.49	0

(1)	See Note 5 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2011 through April 30, 2012	0	0	0

Total	0	$0	0

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In the normal course of business we purchased modification services and avionics of $0, $1,144, and $88,142 from a company partially owned by David Hayden, a director for Butler National Corporation during fiscal 2012, 2011, and 2010 respectively.

In September 2010 we acquired Kings Avionics, Inc. in support of our "Classic" commercial and military product lines. As part of the acquisition Mr. Hayden received $90,000 in fiscal 2011 and $135,000 in fiscal 2012.

In the normal course of business we purchased business system components $111,897 in fiscal 2012 and $158,528 in fiscal 2011 from ISG, the employer of Bradley Hoffman, a director of Butler National Corporation during fiscal 2011.

Included in accrued liabilities are $37,991 and $44,649 as of April 30, 2012, and 2011 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2012, there were three related-person transactions under the relevant standards:  Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, a sales representative and public relations person, and an architect.  Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $199,023, $270,083 and $165,348, respectively, for fiscal 2012, $186,800, $220,200 and $155,487, respectively, for fiscal 2011, and $180,886, $215,653 and $133,483, respectively, for fiscal 2010.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fee Type	Fiscal 2012	Fiscal 2011
Audit fees (a)	$108,889	$91,256
Audit related fees (b)	-	2,640
Tax fees (c)	19,651	20,125
All other fees (d)	-	-
Total	$128,540	$114,021

(a)	Includes fees billed for professional services rendered in connection with the audit of the annual financial statements and for the review of the quarterly financial statements.

(b)
Includes fees billed for professional services rendered in connection with assurance and other activities not explicitly related to the audit of Company financial statements, including the audits of Company employee benefit plans, contract compliance reviews and accounting research.

(c)	Includes fees billed for domestic tax compliance and tax audits, corporate-wide tax planning and executive tax consulting and return preparation.

(d)	Includes fees billed for financial systems design and implementation services.

The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to the Company by its independent auditor.  In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by Weaver Martin & Samyn, LLC for fiscal 2013.  Each year stockholders are asked to affirm the selection of the auditor by a vote requested in the proxy.

The audit committee has approved 100% of the fees listed in the above table.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed As Part of Form 10-K Report.

(1)	Financial Statements:
	Description	Page No.
	Report of Independent Registered Public Accounting Firm	41
	Consolidated Balance Sheets as of April 30, 2012 and 2011	42
	Consolidated Statement of Operations for the years ended April 30, 2012, 2011, and 2010	43
	Consolidated Statements of Stockholders' Equity for the years ended April 30, 2012, 2011, and 2010	44
	Consolidated Statements of Cash Flows for the years ended April 30, 2012, 2011, and 2010	45
	Notes to Consolidated Financial Statements	46-58

All other financial statements and schedules not listed have been omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.

(2)	Exhibits Index:

No.	Description	Page No.
3.1	Articles of Incorporation, as amended and restated, are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.	*

3.2	Bylaws, as amended, are incorporated by reference to Exhibit A of our Form DEF 14A filed on December 15, 2003.	*

4.1	Certificate of Rights and Preferences of $100 Class A Preferred Shares of the Company, are incorporated by reference to Exhibit 4.1 of our Form 10-K/A, as amended, for the year ended April 30, 1994.	*

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
		*

10.23
The Shareholder Rights Agreement between Butler National Corporation and UMB Bank, N.A. as Rights Agent, dated August 2, 2011, incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form 8-A dated August 2, 2011.
		*

10.23
Stock Purchase Agreement with Gary Morris and David Hayden for the acquisition of Kings Avionics, incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K dated September 27, 2010
		*

14	Standards of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Company's Form 10-K for the year ended April 30, 2008.	*

21	List of Subsidiaries.	59

23.1	Consent of Independent Public Accountants.	60

99	Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Reform Act of 1995.	61-65

31.1	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	66

31.2	Certificate pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	67

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	68

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	69

*	Relates to executive officer employment compensation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 30, 2012

BUTLER NATIONAL CORPORATION

/s/ Clark D. Stewart
Clark D. Stewart, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Clark D. Stewart Clark D. Stewart	President, Chief Executive Officer and Director (Principal Executive Officer)	July 30, 2012
/s/ R. Warren Wagoner R. Warren Wagoner	Chairman of the Board and Director	July 30, 2012
/s/ David B. Hayden David B. Hayden	Director	July 30, 2012
/s/ Michael J. Tamburelli Michael J. Tamburelli	Director	July 30, 2012
/s/ Bradley K. Hoffman Bradley K. Hoffman	Director	July 30, 2012
/s/ Angela D. Shinabargar Angela D. Shinabargar	Chief Financial Officer (Principal Accounting Officer)	July 30, 2012

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Butler National Corporation
Olathe, Kansas

We have audited the accompanying consolidated balance sheets of Butler National Corporation as of April 30, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Butler National Corporation as of April 30, 2012 and 2011 and the consolidated results of its operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2012 in conformity with U.S. generally accepted accounting principles.

Weaver Martin & Samyn, LLC
Kansas City Missouri
July 30, 2012

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of April 30, 2012 and 2011 (in thousands except per share data)

	April 30, 2012	April 30, 2011
ASSETS
CURRENT ASSETS:
Cash	$7,431	$8,475
Accounts receivable	3,589	2,128
Inventories
Raw materials	6,305	5,203
Work in process	982	1,088
Finished goods	424	724
Total Inventory	7,711	7,015
Prepaid expenses and other current assets	1,493	964
Total current assets	20,224	18,582

PROPERTY, PLANT AND EQUIPMENT:
Land and building	3,915	3,142
Aircraft	6,288	5,952
Machinery and equipment	3,714	3,498
Office furniture and fixtures	3,217	1,025
Leasehold improvements	31	31
	17,165	13,648
Accumulated depreciation	(6,688)	(4,769)
Total property, plant and equipment	10,477	8,879

SUPPLEMENTAL TYPE CERTIFICATES (net of amortization of $2,500 at April 30, 2012 and $2,464 at April 30, 2011)	1,677	1,696

OTHER ASSETS:
Deferred tax asset	1,167	1,226
Other assets (net of accumulated amortization of $538 at April 30, 2012 and $292 at April 30, 2011)	7,017	1,775
Total other assets	8,184	3,001
Total Assets	$40,562	$32,158

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of Credit	$462	$92
Current maturities of long-term debt and capital lease obligations	3,757	1,807
Accounts payable	1,169	2,094
Customer deposits	1,015	1,091
Gaming facility mandated payment	1,281	2,028
Compensation and compensated absences	1,342	1,605
Accrued income tax	47	253
Other	207	222
Total current liabilities	9,280	9,192

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT MATURITIES:	8,678	4,940
Total liabilities	17,958	14,132

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5:
Authorized 50,000,000 shares, all classes
Designated Classes A and B 200,000 shares
$1,000 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01:Authorized 100,000,000 shares issued and outstanding 57,907,564 shares at April 30, 2012 and 57,194,262 at April 30, 2011	579	572
Common stock, owed but not issued 278,573 shares at April 30, 2012 and at April 30, 2011	3	3
Capital contributed in excess of par	12,568	11,912
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained Earnings	8,170	6,271
Total stockholders’ equity Butler National Corporation	20,588	18,026
Noncontrolling Interest in BHCMC, LLC	2,016	(1)
Total stockholders' equity	22,604	18,025
Total Liabilities and Stockholders' Equity	$40,562	$32,158

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2012, 2011, AND 2010
(in thousands, except per share data)

	2012	2011	2010
REVENUES:
Professional services	$37,226	$27,390	$13,594
Aerospace products	17,188	18,945	18,983
Total revenues	54,414	46,335	32,577

COSTS AND EXPENSES:
Cost of professional services	20,335	19,030	8,203
Cost of aerospace products	11,522	11,772	11,494
Marketing and advertising	5,218	3,200	1,892
Employee benefits	2,874	2,288	1,240
Depreciation and amortization	2,199	1,411	942
General, administrative and other	6,780	5,806	3,645
Gain on sale of land and loss on other assets	-	-	1,817
Total costs and expenses	48,928	43,507	29,233
OPERATING INCOME	5,486	2,828	3,344

OTHER INCOME (EXPENSE):
Interest expense	(736)	(364)	(456)
Other income (expense), net	(11)	(35)	12
Total other income (expense),	(747)	(399)	(444)

INCOME BEFORE INCOME TAXES	4,739	2,429	2,900

PROVISION FOR INCOME TAXES
Deferred income tax (benefit)	59	-	(1,226)
Provision for income taxes	764	1,171	1,235
NET INCOME	3,916	1,258	2,891
Net income attributable to noncontrolling interest in BHCMC, LLC	(2,016)	1	(1)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$1,900	$1,259	$2,890

BASIC EARNINGS PER COMMON SHARE	$.03	$.02	$.05

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	56,596,214	56,108,812	55,398,584

DILUTED EARNINGS PER COMMON SHARE	$.03	$.02	$.05

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	56,596,214	56,108,812	55,502,899

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED APRIL 30, 2012, 2011, AND 2010
(dollars in thousands)

	Common Stock	Common Stock Owed but Not Issued	Capital Contributed in Excess of Par	Treasury Stock	Retained Earnings	Total Stockholders’ Equity Butler National Corporation	Noncontrolling Interest in BHCMC, LLC	Total Stockholders’ Equity

BALANCE, April 30, 2009	$560	$3	$11,266	$(732)	$2,122	$13,219	$-	$13,219
Issuance of stock Benefit Plan	6	-	192	-	-	198	-	198

Net income	-	-	-	-	2,890	2,890	1	2,891

BALANCE, April 30, 2010	566	3	11,458	(732)	5,012	16,307	1	16,308
Issuance of stock for Services	2	-	76	-	-	78	-	78

Stock Options issued to employees and directors	-	-	167	-	-	167	-	167

Issuance of stock Benefit Plan	4	-	210	-	-	214	-	214

Net income	-	-	-	-	1,259	1,259	(1)	1,258

BALANCE, April 30, 2011	572	3	11,911	(732)	6,271	18,025	-	18,025
Stock Options issued to employees and directors	-	-	384	-	-	384	-	384

Contributed capital	-	-	-				1	1

Issuance of stock Benefit Plan	7	-	271	-	-	278		278

Net income	-	-	-	-	1,899	1,899	2,016	3,916

BALANCE, April 30, 2012	$579	$3	$12,567	$(732)	$8,170	$20,587	$2,017	$22,604

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2012, 2011, AND 2010
(dollars in thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,916	$1,258	$2,891
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	2,200	1,516	1,040
Stock issued for services	-	78	-
Stock options issued to employees and directors	384	167	-
Stock issued for benefit plan	278	215	198
Gain on sale of land and loss on other assets	-	-	1,817
Gain and loss on disposal of other assets	-	43	-
Deferred income tax asset	59	-	(1,226)

Changes in assets and liabilities
Accounts receivable	(1,461)	12	(1,596)
Inventories	(697)	(130)	1,458
Prepaid expenses and other current assets	(777)	(511)	(26)
Accounts payable	(925)	1,123	352
Customer deposits	(77)	265	(294)
Deposits other	-	(1,700)	1,700
Accrued liabilities	(468)	(161)	1,170
Gaming facility mandated payment	(747)	368	1,660
Other liabilities	(14)	2	33
Cash flows from operating activities	1,671	2,545	9,177

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,351)	(3,792)	(506)
Proceeds from sale of land/other assets	-	39	2,000
Cash flows from investing activities	(1,351)	(3,753)	1,494

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings line of credit, net	371	22	(615)
Contributed capital	1	-	-
Borrowings of promissory notes, long-term debt and capital lease obligations	728	2,882	375
Repayments of promissory notes, long-term debt and capital lease obligations	(2,464)	(1,927)	(3,702)
Cash flows from financing activities	(1,364)	977	(3,942)

NET INCREASE (DECREASE) IN CASH	(1,044)	(231)	6,729

CASH, beginning of year	8,475	8,706	1,977

CASH, end of year	$7,431	$8,475	$8,706

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$736	$364	$463
Income taxes paid	$977	$1,797	$663

NON CASH OPERATING ACTIVITY
Non cash stock issued for services	$-	$78	$-
Non cash stock options issued to employees and directors	$384	$167	$-
Non cash stock issued for benefit plan	$278	$215	$198
Capitalized lease intangible and gaming equipment assets	$7,423	$-	$-

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

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

Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas facility.  Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, and stability enhancing modifications.  Kings Avionics sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems).  Butler National Inc. acquires airplanes, principally Learjets, to refurbish and sell.  Butler National Corporation-Tempe is primarily engaged in the manufacture of airborne switching units used in Boeing McDonnell Douglas aircraft, electronic upgrades for classic weapon control systems used by the military and transient suppression devices for Boeing Classic aircraft.  Butler National Services is principally engaged in monitoring remote water and wastewater pumping stations through electronic surveillance.  Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988.  BHCMC, LLC is majority-owned and provides management services for the Boot Hill Casino & Resort under a management agreement with the State of Kansas.  BCS Design provides professional architectural services.

a)
Accounts receivable:  Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts.  Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts.  Receivables are considered past due if full payment is not received by the contractual due date.  Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.  Allowance for doubtful accounts are calculated on the historical write-off of doubtful accounts of the individual subsidiaries.  Invoices are generally considered a doubtful account if no payment has been made in the past 90 days.  We review these policies on a quarterly basis, and based on these reviews, we believe we maintain adequate reserves.  At April 30, 2012 and 2011, the allowance for doubtful accounts was $58 and $147 respectively.

b)
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

c)
Inventories:  Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of our products.

Inventory obsolescence is examined on a regular basis.  .When determining our estimate of obsolescence we consider inventory that has been inactive for three years or longer and the probability of using that inventory in future production.  The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At April 30, 2012 and 2011, the estimate of obsolete inventory was $1,093 and $1,793 respectively.

d)
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

e)
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

f)
Other Assets:  Our other asset account includes intangible assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee and JET autopilot intellectual property of $2,055.  BHCMC, LLC expects the intangible assets for the Kansas Expanded Lottery Act contract privilege fee of $5,500,000 to have value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024 (approximately 13 years).  There is no assurance of Management Contract renewal.  The privilege fee will be fully amortized by the projected end of the Management Contract.  Based on the projected sales of the Legacy line of “JET” products it was determined that an amortization of 5% of gross sales which would allow for full amortization within 15 years.

g)
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

(dollars in thousands)	2012	2011

Direct labor	$444	$417
Direct materials	1,120	1,100
Consultant costs	1,922	1,952
Overhead	691	691

	4,177	4,160
Less-Amortized costs	2,500	2,464

STC balance	$1,677	$1,696

h)
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

i)
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

j)
Advanced Payments and Billings in Excess of Costs Incurred:  We receive advances, performance-based payments and progress payment from customers which may exceed costs incurred on certain contracts.  We classify advance payments and billings in excess of costs incurred, other than those reflected as a reduction of contracts in process, as current liabilities.

k)
Earnings Per Share:  Earnings per common share is based on the weighted average number of common shares outstanding during the year.  Stock options have been considered in the dilutive earnings per share calculation.

The computation of the Company basic and diluted earnings per common share is as follows:

(in thousands, except per share data)	2012	2011	2010
Net income	$1,900	$1,259	$2,890
Weighted average common shares outstanding	56,596,216	56,108,812	55,398,581
Dilutive effect of non-qualified stock option plans	-	-	104,318
Weighted average common shares outstanding, assuming dilution	56,596,216	56,108,812	55,502,899
Potential common shares if all options were exercised and shares issued	64,848,201	63,856,326	57,787,532
Basic earnings per common share	$.03	$.02	$.05
Diluted earnings per common share	$.03	$.02	$.05

l)
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

m)
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

n)
Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund.  We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits.  At April 30, 2012 we had $2,429 in bank deposits that exceeded the federally insured limits.

o)
Concentration of Credit Risk:  We extend credit to customers based on an evaluation of their financial condition and collateral is not required.  We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.

p)	Research and Development: We invested in research and development activities. The amount invested in the year ended April 30, 2012 and 2011 was $1,652 and $1,652 respectively.

q)
Warranties:  We warrant to our customer that our products and services are in good working order at the time of delivery.  We warrant that these products will continue to be serviceable for periods from 90 days to up to a maximum of 36 months. Our products are tested and accepted by the customer prior to their release.  For the years ended April 30, 2012, 2011, 2010 we had no beginning warranty reserve, no additions to warranty reserves, and no reductions to the warranty reserve.  In each of the three years ended April 30, 2012, 2011, 2010 our warranty expense was immaterial.

r)
Recent Accounting Pronouncements:  We do not believe there are any recently issued accounting standards that have not yet been adopted that will have a material impact on the Company's financial statements.

s)	Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.

The rest of this page intentionally left blank.

2.	DEBT:

Principal amounts of debt at April 30, 2012 and 2011, consist of the following (in thousands):

Promissory Notes	2012	2011

Bank Line of Credit, available LOC $1,000 interest at prime plus 2% (7.0% at April 30, 2012 - with a floor of 7%) due August 2012, collateralized by a first or second position on all assets of the Company.	$462	$92
	$462	$92
Long-Term Debt and Capital Lease Obligations
Note payable, interest at 6% due February 2016 collateralized by Aircraft Security Agreements	1,325	1,622

Note payable, interest at prime plus 3%, with a floor of 6.25% due September 2017 collateralized by Aircraft Security Agreements	511	587

Note payable, interest at bank prime (3.25% at April 30, 2012) due March 2013, collateralized by real estate.	412	456

Note payable, interest at bank prime (3.25% at April 30, 2012) due August 2016, collateralized by real estate.	473	-

Note payable, interest at bank prime (3.25% at April 30, 2012) due March 2013, collateralized by real estate.	1,059	1,172

Note payable, interest at 6.0% due February 28, 2024 collateralized by real estate.	-	87

Note payable, interest at 7.5% at April 30, 2012, due November 2012, collateralized by real estate.	40	169

Note payable, interest at 6.25% at April 30, 2012, due June 14, 2014, collateralized by real estate.	345	356

Note payable, interest at prime plus 2% (7.0% at April 30, 2012 - with a floor of 7.0%), due January 2014, collateralized by a first or second position on all assets.	454	688

Notes payable, interest Libor rate plus 9.715%, (9.96% at April 30, 2012) renewed May 2009, due May 2014, collateralized by Aircraft and Engine Security Agreements.	435	650

Note payable, with quarterly payments of $125 through 2012. Imputed interest calculated at 7.0%.	-	473

Obligation of BHCMC, LLC to its noncontrolling owner due December 2016 with interest at 15.0%.	7,081	-

Other Notes Payable and Capital Lease Obligations Due May 2012 to May 2013 with interest rates between 5.8% and 6.2%.	300	487

	$12,435	$6,747
Less: Current maturities	3,757	1,807
	$8,678	$4,940

Maturities of long-term debt and capital lease obligations are as follows:

Year Ending April 30	Amount
2013	$3,757
2014	2,339
2015	2,425
2016	2,318
2017	1,550
Thereafter	46
$12,435

3.	INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws.  Significant components of the Company's deferred tax liabilities and assets as of April 30, 2012 and 2011 are as follows (in thousands):

	April 30, 2012	April 30, 2011
Deferred tax liabilities:
Depreciation	$(656)	$(248)

Deferred tax assets:
Accounts receivable allowance	20	56
Inventory and other allowances	1,692	1,338
Vacation accruals	110	80

Total gross deferred tax assets	1,823	1,474
Less valuation allowance	-	-

Net deferred tax assets	$1,167	$1,226

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	April 30, 2012	April 30, 2011
Statutory federal income tax rate	34.00%	34.00%
State income tax net of federal benefits	2.4%	9.70%
Permanent tax	4.0%	2.70%
Noncontrolling interest income in BHCMC, LLC	(14.1)%	-
Other	(8.9)%	1.80%
	17.4%	48.20%

Income tax expense:
Deferred income tax	$59	$-
Current income tax	764	1,171

Total income tax expense	$823	$1,171

Current income tax expense of $764 and $1,171 are comprised of $594 and $925 in federal income tax and $170 and $246 in state income tax for the years ended April 30, 2012 and 2011, respectively.

The Company has accrued income taxes due to federal and state taxing authorities of approximately $47 and $253 for the years ended April 30, 2012 and 2011, respectively.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its financial condition, results of operations or cashflow.  Therefore, no reserve for uncertain income tax position, interest or penalties, have been recorded.

4.	STOCKHOLDERS' EQUITY:

Common Stock Transactions

During the year ended April 30, 2012, we issued 713,302 shares valued at $278,188 as the match to the Company 401(k) plan.

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

We issued 7,262,064 stock options on December 31, 2010 expiring on December 31, 2015.  The exercise price for the incentive stock options is $0.49 (closing price as of December 31, 2010).  The incentive stock options are allocated in three groups with two conditions for vesting.  The first condition is stock price and the second condition is time:

Year 1: Target $0.92
•	2,420,688 options that can be exercised after December 31, 2011 once the share price reaches $0.92

Year 2: Target $1.41
•	2,420,688 options that can be exercised after December 31, 2012 once the share price reaches $1.41

Year 3: Target $1.90
•	2,420,688 options that can be exercised after December 31, 2013 once the share price reaches $1.90

We used the Black-Scholes model to value the options and used assumptions of ultimately how many option shares would vest based on our experience.  The value of the option shares is $684,131 and this will be expensed over the vesting term using the active employment to determine monthly expense.  For the fiscal year ended April 30, 2012 we expensed $384,264.  The remaining amount will be expensed through fiscal 2014.  The fair value of the option shares used the following weighted average assumptions:  Strike Price $1.36; Stock Price $0.49; Volatility 125%; Term 3.1 years; Dividend yield 0% and Interest Rate 1.01%.

A summary of stock options and warrants is as follows:

	2012	2011	2010
Options exercisable at April 30	0	0	1,224,834
Weighted average fair value per share Options granted per year	$.49	$.49	$.80

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise and Outstanding Price
$0.49	0	3.1 years	$.49

	Options	Average Price

Outstanding Beginning 04/30/2009	1,244,834	$0.79
Granted	-	-
Expired	20,000	.06
Exercised	-	-
Outstanding Ending 04/30/2010	1,224,834	$0.80

Outstanding Beginning 04/30/2010	1,224,834	0.80
Granted	7,262,064	0.49
Expired	1,224,834	0.79
Exercised	-	-
Outstanding Ending 04/30/2011	7,262,064	$0.49

Outstanding Beginning 04/30/2011	7,262,064	$0.49
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding Ending 04/30/2012	7,262,064	$0.49

6.	COMMITMENTS:

Lease and Rent Commitments (in thousands)

We lease and rent space with initial terms of three (3) years, (5) years and ten (10) years.  Total rental expense incurred for the years ended April 30, 2012, 2011, and 2010, was $4,981, $4,896 and $1,673 respectively.

Minimum lease and rent agreement commitments under noncancellable operating leases and rental agreements for the next five (5) years are as follows:

Year Ending April 30	Amount
2013	$5,004
2014	5,047
2015	4,991
2016	4,969
2017	5,017
$25,028

7.	CONTINGENCIES:

We are involved in various lawsuits incidental to our business.  Management believes the ultimate liability, if any, will not have an adverse effect on the Company financial position or results of operations.

The board of directors approved the elimination of product liability insurance in August, 1989.

8.	RELATED-PARTY TRANSACTIONS:

In the normal course of business, we purchased modifications services and avionics of approximately $0, $1,144, and $88,142 from a company partially owned by David Hayden, a director for Butler National Corporation during fiscal 2012, 2011, and 2010 respectively.

In September 2010 we acquired Kings Avionics, Inc. in support of our "Classic" commercial and military product lines.  As part of the acquisition Mr. Hayden received $135,000 in fiscal 2012 and $90,000 in fiscal 2011.

In the normal course of business we purchased business system components $111,897 in fiscal 2012 and $158,528 in fiscal 2011 from ISG, the employer of Bradley Hoffman, a director for Butler National Corporation during fiscal 2011.

9.	401(k) SAVINGS PLAN

We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code.  All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however there are only two entry dates per calendar year.  Employees may contribute up to twelve percent of their pre-tax covered compensation through salary deductions.  The Plan may match subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6% of the employee's salary.  Employees are 100 percent vested in the employer's contributions immediately.  Our matching share contribution, at the then current market value, in 2012, 2011, and 2010 was approximately $278,188, $214,529, and $197,984 respectively.  If approved by the Board of Directors, the Company match is paid in common stock of the Company.

The rest of this page intentionally left blank.

10.	INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:

Industry Segmentation
Current Activities - The Company focuses on two primary activities, Professional Services and Aerospace products.

Aerospace Products:

Aircraft Modifications principally includes the modification of customer and company owned business-size aircraft from passenger to freighter configuration, addition of aerial photography capability, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault Falcon aircraft along with other specialized modifications.  We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon").

Avionics principally includes the manufacture, sale, and service of airborne electronic switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90, and the KC-10 aircraft, Transient Suppression Devices (TSDs) for fuel tank protection on Boeing Classic 737 and 747 aircraft, and other Classic aircraft using a capacitance fuel quantity indicating system ("FQIS"), airborne electronics upgrades for classic weapon control systems used on military aircraft and vehicles, and consulting services with airlines and equipment manufacturers regarding fuel system safety requirements.  We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona and the services through Butler National Corporation - Olathe, Kansas ("Avionics", "Classic Aviation Products", "Safety Products", or "Switching Units").

In September 2010 we expanded this division by the acquisition of Kings Avionics, Inc.  The acquisition of Kings Avionics allowed us to transition into the new technology available in avionics.  Kings Avionics sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems).   These systems are flight display systems which include intuitive touchscreen controls with large display to give users unprecedented access to high-resolution terrain mapping, graphical flight planning, geo-referenced charting, traffic display, satellite weather and much more.   Kings is also recognized nationwide for its troubleshooting and repair work particularly on autopilot systems.

Professional Services:

Butler National Services, Inc. (“BNSI” or “BNS”) provides monitoring and related repair services of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector.

BCS Design, Inc. provides licensed architectural services.  These services include commercial and industrial building design.

Butler National Service Corporation (“BNSC”) provides management services to the Boot Hill Casino and Resort, a “state owned casino” and to The Stables, an “Indian owned casino”.

The rest of this page intentionally left blank.

Year ended April 30, 2012
	Aerospace Products	Professional Services	Consolidated

Net Revenue	$17,188	$37,226	$54,414
Depreciation/Amortization	1,835	364	2,199
Operating income	2,558	2,928	5,486
Capital Expenditures, net	1,323	2,211	3,534
Interest Expense	-	-	(736)
Other income (expense)	-	-	(11)
Income before tax	-	-	4,739
Income tax expense	-	-	764
Net Income	-	-	1,900
Identifiable assets net	21,027	19,535	40,562

Year ended April 30, 2011
	Aerospace Products	Professional Services	Consolidated

Net Revenue	$18,945	$27,390	$46,335
Depreciation/Amortization	1,450	66	1,516
Operating income	3,556	(728)	2,828
Capital Expenditures, net	3,512	243	3,755
Interest Expense	-	-	(364)
Other income (expense)	-	-	(35)
Income before tax	-	-	2,429
Income tax expense	-	-	1,171
Net Income	-	-	1,259
Identifiable assets net	22,142	10,016	32,158

Year ended April 30, 2010
	Aerospace Products	Professional Services	Consolidated

Net Revenue	$18,983	$13,594	$32,577
Depreciation/Amortization	1,010	30	1,040
Operating income	3,229	115	3,344
Capital Expenditures, net	65	(1,062)	(997)
Interest Expense	-	-	(456)
Other income	-	-	12
Income before tax	-	-	2,900
Income tax expense	-	-	1,235
Net Income	-	-	2,890
Identifiable assets net	19,418	10,148	29,566

Major Customers:  Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	2012	2011	2010
Modifications	N/A*	11.2%	N/A*
Avionics	N/A*	N/A*	N/A*
Management Services	N/A*	N/A*	N/A*
Environmental Services	N/A*	N/A*	N/A*
*Revenue represented less than 10% of consolidated revenue.

In fiscal 2012 the Company derived 20% of total sales from five customers.  The top customer provided 6.5% of total sales while the next top four customers ranged from 1.8% to 5.4%.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Line of credit	$-	$462	$-	$462
Long term debt and capital lease obligations	-	12,435	-	12,435
	$-	$12,897	$-	$12,897

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2011:

	Level 1	Level 2	Level 3	Fair Value
Line of credit	$-	$92	$-	$92
Long term debt and capital lease obligations	-	6,747	-	6,747
	$-	$6,839	$-	$6,839

13.	ACQUISITIONS

On September 1, 2010, we acquired Kings Avionics Inc. for $540 thousand.  The acquisition of Kings Avionics allows us to transition into new technology available in avionics today.

14.	DODGE CITY LAND ACQUISITION

In June 2009 we sold 104 acres of land to BHC Development as a part of the build-to-suit agreement for $2.0 million.  The cost associated with this sale was $1.5 million.  On June 15, 2009, our subsidiary, Kansas International DDC, LLC exercised our option to purchase approximately 49 acres east of Highway 50 Bypass across from the Boot Hill Casino and Resort in Dodge City, Kansas.

15.	SUBSEQUENT EVENTS

BHCMC, LLC and BHC Development, LC filed a lawsuit in the United States District Court for the District of Kansas on June 21, 2012, against Bally Gaming Inc. doing business as Bally Technologies for breach of contract and negligent representation among other claims related to the performance of computer software systems.  BHCMC and BHC Development seek damages in excess of $75,000.

On May 8, 2012, the Company issued 238,750 shares of Company common stock to Reign Strategy & Investment Group, LLC (“Reign”).  These shares were issued in consideration for Reign’s marketing and consulting services related to increasing public awareness and shareholder interest in the Company.

The issuance of stock by the Company to Reign is exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.  Reign has represented to the Company and the Company believes that Reign is an “accredited investor” as defined in Rule 501(a) of Regulation D.

16.	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected unaudited financial information for each quarter of fiscal 2012, 2011, and 2010 (in thousands, except per share amounts).

2012	First	Second	Third	Fourth	Total
Revenues	$12,146	$14,141	$13,734	$14,393	$54,414
Operating Income (Loss)	674	1,380	1,568	1,864	5,487
Nonoperating Income (Expense)	(86)	(92)	(179)	(390)	(747)
Net Income (Loss)	108	459	568	765	1,900
Basic Earnings (Loss) per Share*	.00	.01	.01	.01	.03
Diluted Earnings (Loss) per Share*	.00	.01	.01	.01	.03
*Rounded to nearest hundreth

2011	First	Second	Third	Fourth	Total
Revenues	$9,546	$11,016	$12,860	$12,913	$46,335
Operating Income (Loss)	(64)	780	1,514	598	2,828
Nonoperating Income (Expense)	(130)	(89)	(84)	(96)	(399)
Net Income (Loss)	(112)	473	867	31	1,260
Basic Earnings (Loss) per Share*	.00	.01	.01	.00	.02
Diluted Earnings (Loss) per Share*	N/A	.01	.01	.00	.02
*Rounded to nearest hundreth

2010	First	Second	Third	Fourth	Total
Revenues	$6,069	$4,411	$8,924	$13,173	$32,577
Operating Income (Loss)	1,198	113	977	1,056	3,344
Nonoperating Income (Expense)	(480)	(94)	(334)	464	(444)
Net Income (Loss)	718	19	643	1,510	2,890
Basic Earnings (Loss) per Share*	.01	.00	.01	.03	.05
Diluted Earnings (Loss) per Share*	.01	.00	.01	.03	.05
*Rounded to nearest hundreth

The individual quarter and fiscal year earnings per share are presented as shown in our quarterly and annual filings with the Securities and Exchange Commission.  These numbers are rounded up to the nearest tenth.