Form 10-Q
period 2012-07-31
BUTLER NATIONAL CORP
filed 2012-09-14
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 3, 2012 was 58,146,314 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 31, 2012 and April 30, 2012
(in thousands except per share data)
(unaudited)

	July 31, 2012	April 30, 2012
ASSETS
CURRENT ASSETS:
Cash	$7,769	$7,431
Accounts receivable	5,276	3,589
Inventories
Raw materials	6,263	6,305
Work in process	1,160	982
Finished goods	305	424
Total inventory	7,728	7,711
Prepaid expenses and other current assets	834	1,493
Total current assets	21,607	20,224

PROPERTY, PLANT AND EQUIPMENT:
Land and building	3,915	3,915
Aircraft	6,673	6,288
Machinery and equipment	3,714	3,714
Office furniture and fixtures	3,233	3,217
Leasehold improvements	31	31
	17,566	17,165
Accumulated depreciation	(7,267)	(6,688)
Total property, plant and equipment	10,299	10,477

SUPPLEMENTAL TYPE CERTIFICATES (net of amortization of $2,514 at July 31, 2012 and $2,500 at April 30, 2012)	1,663	1,677

OTHER ASSETS:
Deferred tax asset	1,167	1,167
Other assets (net of accumulated amortization of $671 at July 31, 2012 and $538 at April 30, 2012)	6,884	7,017
Total other assets	8,051	8,184
Total Assets	$41,620	$40,562

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$304	$462
Current maturities of long-term debt and capital lease obligations	3,719	3,757
Accounts payable	1,936	1,169
Customer deposits	1,476	1,015
Gaming facility mandated payment	1,160	1,281
Compensation and compensated absences	1,123	1,342
Accrued income tax	(241)	47
Other	213	207
Total current liabilities	9,690	9,280

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT MATURITIES:	8,386	8,678
Total liabilities	18,076	17,958

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5:
Authorized 50,000,000 shares, all classes
Designated Classes A and B 200,000 shares
$1,000 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01:Authorized 100,000,000 shares issued and outstanding 58,146,314 shares at July 31, 2012 and 57,907,564 shares at April 30, 2012	581	579
Common stock, owed but not issued 278,573 shares at July 31, 2012 and at April 30, 2012	3	3
Capital contributed in excess of par	12,698	12,568
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained Earnings	8,438	8,170
Total stockholders’ equity Butler National Corporation	20,988	20,588
Noncontrolling Interest in BHCMC, LLC	2,556	2,016
Total stockholders' equity	23,544	22,604
Total Liabilities and Stockholders' Equity	$41,620	$40,562

The accompanying notes are an integral part of these financial statements

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED July 31,
	2012	2011
REVENUES:
Professional services	$9,807	$8,598
Aerospace products	3,661	3,548
Total revenues	13,468	12,146

COSTS AND EXPENSES:
Cost of professional services	5,137	4,977
Cost of aerospace products	2,924	2,936
Marketing and advertising	1,120	945
Employee benefits	482	758
Depreciation and amortization	711	463
General, administrative and other	1,809	1,393
Total costs and expenses	12,183	11,472
OPERATING INCOME	1,285	674

OTHER INCOME (EXPENSE):
Interest expense	(346)	(89)
Other income (expense), net	9	3
Total other income (expense),	(337)	(86)

INCOME BEFORE INCOME TAXES	948	588

PROVISION FOR INCOME TAXES
Provision for income taxes	140	82
NET INCOME	808	506
Net income attributable to noncontrolling interest in BHCMC, LLC	(540)	(398)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$268	$108

BASIC EARNINGS PER COMMON SHARE	$.00	$.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	57,527,949	56,594,262

DILUTED EARNINGS PER COMMON SHARE	$.00	$.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	57,527,949	56,594,262

The accompanying notes are an integral part of these financial statements.

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING JULY 31, 2012 AND 2011
(dollars in thousands)
(unaudited)

	THREE MONTHS ENDED July 31,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$808	$506
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	726	473
Stock issued for services	91	-
Stock options issued to employees and directors	37	125

Changes in assets and liabilities
Accounts receivable	(1,687)	(242)
Inventories	(16)	(189)
Prepaid expenses and other current assets	658	(274)
Accounts payable	768	(567)
Customer deposits	461	-
Accrued liabilities	(508)	(580)
Gaming facility mandated payment	(121)	(397)
Other liabilities	10	(102)
Cash flows from operating activities	1,227	(1,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(402)	(17)
Cash flows from investing activities	(402)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings line of credit, net	(158)	429
Contributed capital	-	5
Borrowings of promissory notes, long-term debt and capital lease obligations	365	-
Repayments of promissory notes, long-term debt and capital lease obligations	(694)	(470)
Cash flows from financing activities	(487)	(36)

NET INCREASE (DECREASE) IN CASH	338	(1,300)

CASH, beginning of year	7,431	8,475

CASH, end of year	$7,769	$7,175

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$344	$89
Income taxes paid	$428	$202

NON CASH OPERATING ACTIVITY
Non cash stock issued for services	$91	$-
Non cash stock options issued to employees and directors	$37	$125

The accompanying notes are an integral part of these financial statements.

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(unaudited)

1.   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2012.  In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.  Operating results for the three months ended July 31, 2012 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2013.

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

3.  Research and Development: We invested in research and development activities.  The amount invested in the three months ended July 31, 2012 and 2011 was approximately $372 and $408 respectively.

4.  Borrowings:  At July 31, 2012, the Company had one line of credit totaling $1 million.  The unused line at July 31, 2012 was $696.  During the current year these funds were primarily used for the purchase of inventory for the modifications and avionics operations.

At July 31, 2012, there were several notes collateralized by aircraft security agreements totaling $2,471.  These notes were used for the purchase and modifications of these collateralized aircraft.

There are three notes at a bank totaling $1,878 for real estate located in Olathe, Kansas and Tempe, Arizona.  The due date for these notes is in March 2013, and August 2016.

One note totaling $342 remains for real estate purchased in June 2009 in Dodge City, Kansas.

One note with a balance of $392 is collateralized by the first and second position on all assets of the company.   There are several other notes collateralized by automobiles and equipment totaling an additional $209.

5.  Leases:  BHCMC, LLC (“BHCMC”) as tenant entered into a lease dated May 1, 2011, and amended via an addendum dated January 1, 2012 (collectively, the “Lease”), with BHC Investment Company, L.C. (“BHCI”) as landlord for a total obligation of $7,423.  BHCI provided funds to BHCMC for the purchase of certain intangible items and gaming related items related to the Boot Hill Casino and Resort.  Commencing on January 1, 2012, BHCMC is obligated to make a minimum payment to BHCI of $177 per month until termination of the Lease on September 30, 2017.  The Lease may be terminated early but only in the event BHCMC repays the advance plus a 15% annual return through the early termination date.  The remaining balance on the obligation is $6,814.

On August 24, 2012, BHCMC and BHCI entered into a second lease (“Second Lease”), which includes an advance of up to $3,250 for tenant improvements related to expansion of the Boot Hill Casino and Resort.  Commencing on November 1, 2012, BHCMC is obligated to make a minimum payment to BHCI of approximately $55 per month until termination of the Second Lease on November 30, 2017.  Prior to the rent commencement date of November 1, 2012, BHCMC must pay to BHCI the interest that accrues at an annual rate of 12%.  The Second Lease may be terminated early but only in the event BHCMC repays the advance plus a 12% annual return through the early termination date.  Only $2,500 of the $3,250 available was advanced to the tenant, with the remaining $750 available at the request of BHCMC.

Index

6.  Other Assets:  Our other asset account includes intangible assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee and JET autopilot intellectual property of $2,055.  BHCMC, LLC expects the intangible assets for the Kansas Expanded Lottery Act contract privilege fee of $5,500 to have value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024 (approximately 13 years).  There is no assurance of Management Contract renewal.  The privilege fee will be fully amortized by the projected end of the Management Contract.  Based on the projected sales of the Legacy line of “JET” products it was determined that it would be fully amortized within 15 years.

7.  Stockholders’ Equity:  On May 8, 2012, the Company issued 238,750 shares of Company common stock to Reign Strategy & Investment Group, LLC (“Reign”).  The expense will be amortized over the life of the agreement for a total amount of $90.  These shares were issued in consideration for Reign’s marketing and consulting services related to increasing public awareness and shareholder interest in the Company.

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

The incentive stock options are allocated in three groups with two conditions for vesting.  The first condition is stock price and the second condition is time:

Year 1: Target $0.92
▪	2,420,688 options that can be exercised on or after December 31, 2011 if and when the share price reaches $0.92
Year 2: Target $1.41
▪	2,420,688 options that can be exercised on or after December 31, 2012 if and when the share price reaches $1.41
Year 3: Target $1.90
▪	2,420,688 options that can be exercised on or after December 31, 2013 if and when the share price reaches $1.90

At July 31, 2012 we had 7,262,064 outstanding stock options with an average exercise price of $1.42.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS REFERENCE TO EXHIBIT 99 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K

Statements made in this report, filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Cautionary Statements and Risk Factors, filed as Exhibit 99 and Item 1A. Risk Factors to the Company's Annual Report on Form 10-K for the year ended April 30, 2012 are incorporated herein by reference.  Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Management Overview

Management is focused on increasing long-term shareholder value from increased cash generation, earnings growth, and prudently managing capital expenditures. We plan to do this by continuing to drive increased revenues from product and service innovations, strategic acquisitions, and targeted marketing programs.

Our revenues are primarily derived from two very different business segments; aerospace products and professional services. These segments operate through various Butler National Corporation subsidiaries and affiliates listed on page 58 of the Company’s annual report on form 10K.

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

Index

Aerospace continues to be the focus for new product design and development. We expect this segment will continue to grow in the future. To address the three to five year business cycles related to the aerospace industry, in the 1990’s, we began providing professional services to markets outside the aerospace industry.

Professional services derives its revenues from (a) professional management services in the gaming industry through Butler National Service Corporation (“BNSC”) and BHCMC, LLC (“BHCMC”), (b) licensed architectural and civil engineering services to the business community through BCS Design, and (c) monitoring services to owners and operators of intelligence gathering systems through Butler National Services, Inc. (“BNSI”).

Professional services grew from the experiences gained from the BNSI monitoring products and services of the 1980’s including SCADA systems and products including digital voice technology for the telephone industry and nuclear plant and civil defense warning systems. BNSI sold these professional services and products to utilities and municipalities resulting in relatively stable revenue streams. The defense warning products were sold in the 1980’s to a third party leaving only the current BNSI service business in Florida.

In the early 1990’s, management determined that more revenue stable business units were needed to sustain the Company. Members of the Board of Directors had contacts with several American Indian tribes, others members were associated with gaming operators in Las Vegas and the 1988 Indian Gaming Regulatory Act (IGRA) which was relatively new to the industry. We reached out to various Indian tribes with land in the area to explore the opportunities for operations under IGRA. This resulted in the “Stables” an Indian owned casino on Modoc Indian land opened in September 1988 developed and managed by BNSC.  A copy of the original management agreement with the Modoc and Miami Indian tribes dated December 12, 1996, (the “Stables Management Agreement”) is attached to this quarterly report on Form 10-Q as Exhibit 10.1 and incorporated herein by reference.  The Stables Management Agreement has been available on the website maintained by the National Indian Gaming Commission (“NIGC”).  The Stables Management Agreement was subsequently amended by various amendments dated April 30, 2003 (the “First Amendment”), November 30, 2006 (the “Second Amendment”), October 19, 2009 (the “Third Amendment”) and September 22, 2011 (the “Fourth Amendment”).  The result of the First Amendment, Second Amendment, Third Amendment and Fourth Amendment is to provide that twenty (20%) of Net Profits from The Stables are distributed to BNSC, to eliminate the participation of the Miami Indian tribe from the business and to extend the duration of the Stables Management Agreement through September 30, 2018.  A copy of the First Amendment, Second Amendment, Third Amendment and Fourth Amendment are attached to this quarterly report on Form 10-Q as Exhibits 10.2, 10.3, 10.4 and 10.5 respectively, and are incorporated herein by reference.  BCS Design has also assisted with the design, construction and continued refurbishment of this venture.

From this experience with IGRA and the success of the Indian gaming industry, we determined that the IGRA model may be applicable for state owned gaming. We spent Butler National Corporation innovation, legal and market development funds to design and encourage the use of an Indian owned gaming model in the State of Kansas. From these efforts, Kansas enacted the Kansas Expanded Lottery Act (KELA) in 2007 allowing four state owned casinos to be developed in Kansas. In 2007, BNSC made application to manage a state owned casino. In 2008, BNSC was awarded a fifteen year term to manage the Boot Hill Casino and Resort in Dodge City, Kansas pursuant to a Lottery Gaming Facility Management Contract (the “Boot Hill Casino Management Contract”).  A copy of the Boot Hill Casino Management Contract and related supporting documents between BNSC and BHCMC, LLC are attached to this quarterly report on Form 10-Q as Exhibit 10.6 and is incorporated herein by reference.  The Boot Hill Casino Management Contract was amended on December 29, 2009 (the “First Amendment to the Boot Hill Casino Management Contract”) to bring the definition of “Fiscal Year” in line with the fiscal year of BNSC (May 1 to April 30).  A copy of the First Amendment to the Boot Hill Casino Management Contract is attached to this quarterly report on Form 10-Q as Exhibit 10.7 and is incorporated herein by reference.  BHCMC was organized to be the manager of the casino in Dodge City. The casino opened in December 2009.

By 2009, Butler National Corporation was clearly established into two segments; the professional services and aerospace products business segments.

Results Overview

Our first quarter fiscal 2013 revenues increased 11% to $13.5 million compared to $12.1 million in the first quarter fiscal 2012. The quarter to quarter increase in revenue reflects additional professional services revenues (up 14%) driven by increased revenues from gaming activities and an increase in aerospace products revenues (up 3%) attributable to increased military support products.  We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Index

Our first quarter fiscal 2013 net income increased 148% to $268 compared to $108 in the first quarter fiscal 2012. Diluted earnings per share remained the same at $0.00 from first quarter fiscal 2012 to the first quarter fiscal 2013. The growth in net earnings and diluted earnings per share was driven primarily by strong revenue growth and continued progress with our margin expansion initiatives, including efficiencies in our implementation and operational processes and controlling general and administrative expenses. Our first quarter fiscal 2013 operating margin was 10%, an increase of four percentage points from our margin of 6% in first quarter fiscal 2012.

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2013 COMPARED TO FIRST QUARTER FISCAL 2012

(dollars in thousands)	Three Months Ended July 31, 2012	Percent of total revenue	Three Months Ended July 31, 2011	Percent of total revenue	Percent Change 2011-2012
Revenues:
Professional services	$9,807	73%	$8,598	71%	14%
Aerospace products	3,661	27%	3,548	29%	3%

Total revenues	13,468	100%	12,146	100%	11%

Costs and expenses:
Cost of professional services	5,137	38%	4,977	41%	3%
Cost of aerospace products	2,924	22%	2,936	24%	0%
Marketing and advertising	1,120	8%	945	8%	19%
Employee benefits	482	4%	758	6%	(36)%
Depreciation and amortization	711	5%	463	4%	54%
General, administrative and other	1,809	13%	1,393	11%	30%

Total costs and expenses	12,183	90%	11,472	94%	6%
Operating income	$1,285	10%	$674	6%	91%

Revenues:

Revenues increased 11% to $13.5 million in the three months ended July 31, 2012, as compared to $12.1 million in the three months ended July 31, 2011.

•
Professional services derives its revenues from professional management services in the gaming industry through BNSC and BHCMC, licensed architectural and civil engineering services to the business community through BCS Design and monitoring services to owners and operator of SCADA through BNSI.  Revenues from professional services increased 14% to $9.8 million in the three months ended July 31, 2012 from $8.6 million in the three months ended July 31, 2011. The increase in professional services revenues was driven by increased revenues from gaming activities.

•
Aerospace products derives it revenues by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft.  Aerospace products revenues increased 3% for the three months from $3.7 million at July 31, 2012 compared to $3.5 million at July 31, 2011. This increase is attributable to increased military support products.  We anticipate future domestic military spending reductions and the continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional services and Aerospace products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Index

Costs and expenses increased 6% in the three months ended July 31, 2012 to $12.2 million compared to $11.5 million in the three months ended July 31, 2011.  Costs and expenses were 90% of total revenues in the three months ended July 31, 2012, as compared to 94% of total revenues in the three months ended July 31, 2011. The lower costs and expenses as a percent of total revenues in fiscal 2012 were primarily driven by lower engineering costs in aerospace products and maintaining a lower percent of professional services costs as professional services revenues increased.

Marketing and advertising expenses as a percent of total revenues were 8% in the three months ended July 31, 2012, as compared to 8% in three months ended July 31, 2011. These expenses increased 19% to $1.1 million in the three months ended July 31, 2012, from $945 thousand in the three months ended July 31, 2011. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions. The increase in these expenses was primarily attributable to growth in the professional services business reflecting a marketing plan to target specific marketing sectors in the Wild West market to increase destination casino revenues.  The Boot Hill Casino and Resort definition of the Wild West market includes the area east from the Rocky Mountains to the Mississippi River and the southern Canadian border to the northern border of Mexico.

Employee benefits expenses as a percent of total revenues were 4% in the three months ended July 31, 2012, compared to 6% in the three months ended July 31, 2011. These expenses decreased 36% to $482 thousand in the three months ended July 31, 2012, from $758 thousand in the three months ended July 31, 2011.  These expenses include the employers’ share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.  The decreased expenses are related to a decrease in the number of employees in professional services.

Depreciation and amortization expenses as a percent of total revenues were 5% in the three months ended July 31, 2012, compared to 4% in the three months ended July 31, 2011. These expenses increased 54% to $711 thousand in the three months ended July 31, 2012, from $463 thousand in the three months ended July 31, 2011.  These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino and Resort being expensed over the term of the gaming contract with the State of Kansas.  BHCMC, LLC depreciation and amortization expense for the three months ended July 31, 2012 was $226 compared to $10 at July 31, 2011.

General, administrative and other expenses as a percent of total revenues were 13% in the three months ended July 31, 2012, compared to 11% in the three months ended July 31, 2011. These expenses increased 30% to $1.8 million in fiscal 2012, from $1.4 million in fiscal 2011.  The increase reflects the increase in number of administrative personnel in professional services, the increased legal fees and expenses and the outside professional consulting fees related to working within the Kansas gaming regulations.

Other income (expense):

Interest and other expenses were $337 thousand in the three months ended July 31, 2012 compared with interest and other expenses of $86 thousand in the three months ended July 31, 2011, an increase of $251 thousand, 292%, from the three months ended July 31, 2011 to the three months ended July 31, 2012.  Interest of $262 thousand was related to obligations of BHCMC, LLC.

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

Index

The following table presents a summary of our operating segment information for the three months ended July 31, 2012 and July 31, 2011:

(dollars in thousands)	Three Months Ended July 31, 2012	Percent of Revenue	Three Months Ended July 31, 2011	Percent of Revenue	Percent Change 2011-2012
Professional Services
Revenues
Boot Hill Casino and Resort	$7,701	78%	$6,623	77%	16%
Management/Professional Services	2,106	22%	1,975	23%	7%
Net Revenue	9,807	100%	8,598	100%	14%

Costs of professional services	5,137	52%	4,977	58%	3%
Expenses	3,302	34%	2,680	31%	23%
Total costs and expenses	8,439	86%	7,657	89%	10%
Professional services operating income (loss) before noncontrolling interest in BHCMC, LLC	1,368	14%	941	11%	45%
Noncontrolling interest in BHCMC, LLC	(540)	6%	(398)	5%	36%

Professional services operating income (loss) after noncontrolling interest in BHCMC, LLC	$828	8%	$543	6%	52%

(dollars in thousands)	Three Months Ended July 31, 2012	Percent of Revenue	Three Months Ended July 31, 2011	Percent of Revenue	Percent Change 2011-2012
Aerospace Products
Revenues	$3,661	100%	$3,548	100%	3%

Costs of aerospace products	2,924	80%	2,936	83%	0%
Expenses	820	22%	879	25%	(7)%
Total costs and expenses	3,744	102%	3,815	108%	(2)%

Aerospace products operating income (loss)	$(83)	(2)%	$(267)	(8)%	69%

Professional Services
•
Revenues from professional services increased 14% to $9.8 million in the three months ended July 31, 2012 from $8.6 million in the three months ended July 31, 2011. The increase in professional services revenues was driven by increased revenues from gaming activities.

In the quarter ended July 31, 2012 Boot Hill Casino and Resort received gross receipts for the State of Kansas of $11.2 million compared to $10.7 million for the three months ended July 31, 2011.  Mandated fee, taxes and distributions reduced gross receipts by $3.5 million leaving net gaming revenue of $7.7 million for the three months ended July 31, 2012 compared to $6.6 million for the three months ended July 31, 2011 an increase of 16%.

The remaining management and professional services revenues includes professional management services in the gaming industry, licensed architectural and civil engineering services, food and beverage retail from Boot Hill Casino and Resort,  and monitoring services for SCADA systems.  Management and professional services revenue increased 7% to $2.1 million in the three months ended July 31,012 from $2.0 million in the three months ended July 31, 2011.  Gaming related revenue including food and beverage retail increased 2.3% to $1.5 million for the three months ended July 31, 2012 compared to $1.47 million for the three months ended July 31, 2011.  Professional services revenue including architectural, civil engineering and monitoring services increased 19% to $603 thousand for the current three months ended July 31, 2012.

Index

•
Costs increased 3% in the three months ended July 31, 2012 to $5.1 million compared to $5.0 million in the three months ended July 31, 2011.  Costs were 52% of segment total revenues in the three months ended July 31, 2012, as compared to 58% of segment total revenues in the three months ended July 31, 2011.

•
Expenses increased 23% in the three months ended July 31, 2012 to $3.3 million compared to $2.7 million in the three months ended July 31, 2011.  Expenses were 34% of segment total revenues in the three months ended July 31, 2012, as compared to 31% of segment total revenues in the three months ended July 31, 2011.

Aerospace Products
•
Revenues increased 3% from $3.7 million in the three months ended July 31, 2012 compared to $3.5 million in the three months ended July 31, 2011. This increase is attributable to military support products.  We anticipate future domestic military spending reductions and the continued slow growth of the United States economy.

•
Costs were relatively unchanged in the three months ended July 31, 2012 to $2.92 million compared to $2.94 million in the three months ended July 31, 2011.  Costs were 80% of segment total revenues in the three months ended July 31, 2012, as compared to 83% of segment total revenues in the three months ended July 31, 2011.

•
Expenses decreased 7% in the three months ended July 31, 2012 at $820 thousand compared to $879 thousand in the three months ended July 31, 2011.  Expenses were 22% of segment total revenues in the three months ended July 31, 2012, as compared to 25% of segment total revenues in the three months ended July 31, 2011.

Employees

Other than persons employed by our gaming subsidiaries there are 105 full time and 3 part time employees on July 31, 2012 compared to 114 full time and 4 part time employees on July 31, 2011.  As of September 3, 2012, staffing is 102 full time and 3 part time employees.  Our staffing at Boot Hill Casino & Resort on July 31, 2012 was 220 full time and 76 part time employees and at September 3, 2012 are 209 full time employees and 71 part time employees.  None of the employees are subject to any collective bargaining agreements.

Liquidity and Capital Resources (in thousands)

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

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC require the completion of an addition to the Boot Hill Casino and Resort.  We may need additional funding to complete this expansion if not completed by a franchised vendor. The phase II development of an adjacent hotel and community owned special events center was funded by a third parties, is completed, and open to the public.  The remaining phase II construction requirements are in process, and are expected to be completed by early 2013. Phase II expansion of the unfinished gaming floor space built during Phase I construction and tenant improvements is estimated to cost approximately $8 million and is being funded by tenant improvement leases, gaming machine leases, and current casino earnings, with minimum exposure to Butler National Corporation.  The Phase II expansion includes the interior finish of 15,000 square feet of casino shell and 216 additional gaming machines.  At completion Boot Hill Casino and Resort will have approximately 800 gaming machines on the floor.  The lease documents associated with expansion are attached to this quarterly report on Form 10-Q as Exhibits 10.8 and 10.9 and are incorporated herein by reference.

Index

Analysis and Discussion of Cash Flow

During the quarter ended July 31, 2012 our cash position increased by $338.  We had net income of $808.  Cash flows from operating activities provided $1,227.  Non-cash activities consisting of depreciation and amortization contributed $726 and stock options issued to employees and directors contributed $37.  Stock issued for services contributed $91.  The following items decreased our cash position.  Customer deposits and receivables increased by $1,226 while inventories increased by $16.  Prepaid expenses and other current assets increased our cash by $658, while an increase of accounts payable and accrued expenses increased our cash by an additional $149.

Cash used in investing activities was $402.  We invested $385 towards modification equipment and aircraft, and $17 towards a casino liquor dispensing system.

Cash used in financing activities was $487.  We reduced our debt by $694 and our line of credit by $158.  We borrowed $365 towards the purchase of a used aircraft.

Critical Accounting Policies and Estimates:

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management judgments and estimates. These significant accounting policies relate to revenue recognition, the use of estimates, long-lived assets, and Supplemental Type Certificates. These policies and our procedures related to these policies are described in detail below and under specific areas within this "Management Discussion and Analysis of Financial Condition and Results of Operations." In addition, Note 1 to the consolidated financial statements expands upon discussion of our accounting policies.

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

Net gaming revenue is the gross gaming win as reported by the Kansas Lottery casino reporting systems, less the mandated payments by and for the State of Kansas.  Electronic games-slots and table games revenue is the aggregate of gaming wins and losses.  Liabilities are recognized for chips and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to anticipated payout of progressive jackpots.  Progressive gaming machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are deducted from revenue as the amount of jackpots increase.  Food, beverage, and other revenue is recorded when the service is received and paid for.

Revenues from Avionics products are recognized when shipped.  Payment for these Avionics products is due within 30 days of the invoice date after shipment.  Revenue for SCADA services, Gaming Management, and other Corporate/Professional Services are recognized as the service is rendered and invoiced.  Payments for these service invoices are usually received within 30 days.

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

Index

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

Please see Item 7(a) of our Form 10-K for the period ended April 30, 2012, which incorporated herein by reference.

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

Index

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2012.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of July 31, 2012.

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

Changes in Internal Control Over Financial Reporting:  In our opinion there were no material changes in the Company internal controls over financial reporting during the three months ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

As of September 3, 2012, there are no other significant known legal proceedings pending against us.  We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business.  We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K for the fiscal year ended April 30, 2012.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION.
None.

Item 6.	EXHIBITS.

3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.

10.1	Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated December 12, 1996.

10.2	First Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated April 30, 2003.

10.3	Second Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated November 30, 2006.

10.4	Third Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated October 19, 2009.

10.5	Fourth Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated September 22, 2011.

10.6	Lottery Gaming Facility Management Contract between the State of Kansas and Butler National Service Corporation, approved by the Kansas Racing and Gaming Commission on December 8, 2008.

10.7	First Amendment to the Lottery Gaming Facility Management Contract between the State of Kansas and Butler National Service Corporation, dated December 29, 2009.

10.8	Lease between BHCMC, LLC as tenant and BHC Investment Company, L.C. as landlord, dated May 1, 2011 and amended via addendum dated January 1, 2012.

Index

10.9	Lease between BHCMC, LLC as tenant and BHC Investment Company, L.C. as landlord, dated August 24, 2012.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2012.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2012 and April 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION (Registrant)

September 14, 2012	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

September 14, 2012	/s/ Angela D. Shinabargar
Date	Angela D. Shinabargar
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.

10.1	Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated December 12, 1996.

10.2	First Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated April 30, 2003.

10.3	Second Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated November 30, 2006.

10.4	Third Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated October 19, 2009.

10.5	Fourth Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated September 22, 2011.

10.6	Lottery Gaming Facility Management Contract between the State of Kansas and Butler National Service Corporation, approved by the Kansas Racing and Gaming Commission on December 8, 2008.

10.7	First Amendment to the Lottery Gaming Facility Management Contract between the State of Kansas and Butler National Service Corporation, dated December 29, 2009.

10.8	Lease between BHCMC, LLC as tenant and BHC Investment Company, L.C. as landlord, dated May 1, 2011 and amended via addendum dated January 1, 2012.

10.9	Lease between BHCMC, LLC as tenant and BHC Investment Company, L.C. as landlord, dated August 24, 2012.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2012.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2012 and April 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

E1