Form 10-Q
period 2012-10-31
BUTLER NATIONAL CORP
filed 2012-12-13
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 3, 2012 was 58,142,914 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of October 31, 2012 and April 30, 2012
(in thousands except per share data)
(unaudited)

	October 31, 2012	April 30, 2012
ASSETS
CURRENT ASSETS:
Cash	$7,031	$7,431
Accounts receivable	2,847	3,589
Inventories
Raw materials	6,211	6,305
Work in process	1,085	982
Finished goods	292	424
Total inventory	7,588	7,711
Prepaid expenses and other current assets	2,050	1,493
Total current assets	19,516	20,224

PROPERTY, PLANT AND EQUIPMENT:
Land and building	3,946	3,946
Aircraft	6,673	6,288
Machinery and equipment	3,714	3,714
Office furniture and fixtures	3,068	3,217
Construction in progress	6,711	-
	24,112	17,165
Accumulated depreciation	(7,880)	(6,688)
Total property, plant and equipment	16,232	10,477

SUPPLEMENTAL TYPE CERTIFICATES (net of amortization of $2,562 at October 31, 2012 and $2,500 at April 30, 2012)	1,621	1,677

OTHER ASSETS:
Deferred tax asset	1,167	1,167
Other assets (net of accumulated amortization of $803 at October 31, 2012 and $538 at April 30, 2012)	6,752	7,017
Total other assets	7,919	8,184
Total Assets	$45,288	$40,562

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$902	$462
Current maturities of long-term debt and capital lease obligations	4,958	3,757
Accounts payable	1,760	1,169
Customer deposits	444	1,015
Gaming facility mandated payment	1,463	1,281
Compensation and compensated absences	963	1,342
Accrued income tax	-	47
Other	291	207
Total current liabilities	10,781	9,280

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT MATURITIES:	10,624	8,678
Total liabilities	21,405	17,958

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5:
Authorized 50,000,000 shares, all classes
Designated Classes A and B 200,000 shares
$1,000 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01:Authorized 100,000,000 shares issued and outstanding 58,142,914 shares at October 31, 2012 and 57,907,564 shares at April 30, 2012	581	579
Common stock, owed but not issued 278,573 shares at October 31, 2012 and at April 30, 2012	3	3
Capital contributed in excess of par	12,736	12,568
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained Earnings	8,553	8,170
Total stockholders’ equity Butler National Corporation	21,141	20,588
Noncontrolling Interest in BHCMC, LLC	2,742	2,016
Total stockholders' equity	23,883	22,604
Total Liabilities and Stockholders' Equity	$45,288	$40,562

The accompanying notes are an integral part of these financial statements

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED October 31,
	2012	2011
REVENUES:
Professional services	$9,170	$9,139
Aerospace products	4,367	5,002
Total revenues	13,537	14,141

COSTS AND EXPENSES:
Cost of professional services	5,370	5,015
Cost of aerospace products	3,177	2,577
Marketing and advertising	997	2,192
Employee benefits	522	751
Depreciation and amortization	745	473
General, administrative and other	2,027	1,754
Total costs and expenses	12,838	12,762

OPERATING INCOME	699	1,379

OTHER INCOME (EXPENSE):
Interest expense	(332)	(93)
Other income (expense), net	1	-
Total other income (expense)	(331)	(93)

INCOME BEFORE INCOME TAXES	368	1,286

PROVISION FOR INCOME TAXES	68	306

NET INCOME	300	980
Net income attributable to noncontrolling interest in BHCMC, LLC	(186)	(522)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$114	$458

BASIC EARNINGS PER COMMON SHARE	$.00	$.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	57,546,314	56,594,262

DILUTED EARNINGS PER COMMON SHARE	$.00	$.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	57,546,314	56,594,262

The accompanying notes are an integral part of these financial statements

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011
(in thousands, except per share data)
(unaudited)

	SIX MONTHS ENDED October 31,
	2012	2011
REVENUES:
Professional services	$18,977	$17,737
Aerospace products	8,028	8,550
Total revenues	27,005	26,287

COSTS AND EXPENSES:
Cost of professional services	10,507	9,992
Cost of aerospace products	6,101	5,513
Marketing and advertising	2,117	3,137
Employee benefits	1,004	1,509
Depreciation and amortization	1,456	936
General, administrative and other	3,836	3,147
Total costs and expenses	25,021	24,234

OPERATING INCOME	1,984	2,053

OTHER INCOME (EXPENSE):
Interest expense	(678)	(181)
Other income (expense), net	10	2
Total other income (expense),	(668)	(179)

INCOME BEFORE INCOME TAXES	1,316	1,874

PROVISION FOR INCOME TAXES	208	388

NET INCOME	1,108	1,486
Net income attributable to noncontrolling interest in BHCMC, LLC	(726)	(920)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$382	$566

BASIC EARNINGS PER COMMON SHARE	$.01	$.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	57,546,314	56,594,262

DILUTED EARNINGS PER COMMON SHARE	$.01	$.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	57,546,314	56,594,262

The accompanying notes are an integral part of these financial statements

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDING OCTOBER 31, 2012 AND 2011
(dollars in thousands)
(unaudited)

	SIX MONTHS ENDED October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,108	$1,486
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	1,520	980
Stock issued for services	91	-
Stock options issued to employees and directors	74	251

Changes in assets and liabilities
Accounts receivable	742	(51)
Inventories	123	(319)
Prepaid expenses and other current assets	(557)	(376)
Accounts payable	591	259
Customer deposits	(571)	(421)
Accrued liabilities	(426)	(888)
Gaming facility mandated payment	182	(666)
Other liabilities	88	42
Cash flows from operating activities	2,965	297

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,952)	(1,211)
Cash flows from investing activities	(6,952)	(1,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings line of credit, net	440	115
Contributed capital	-	5
Borrowings of promissory notes, long-term debt and capital lease obligations	4,598	728
Repayments of promissory notes, long-term debt and capital lease obligations	(1,451)	(974)
Cash flows from financing activities	3,587	(126)

NET INCREASE (DECREASE) IN CASH	(400)	(1,040)

CASH, beginning of period	7,431	8,475

CASH, end of period	$7,031	$7,435

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$677	$181
Income taxes paid	$783	$634

NON CASH OPERATING ACTIVITY
Non cash stock issued for services	$91	$-
Non cash stock options issued to employees and directors	$74	$251

The accompanying notes are an integral part of these financial statements

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2012. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2012 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2013.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years.

2. Net Income (Loss) Per Share: The Company follows ASC 260 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  Potential common shares as of October 31, 2012 are 65,683,551.

3. Research and Development: We invested in research and development activities. The amount invested in the six months ended October 31, 2012 and 2011 was approximately $797 and $779 respectively.

4. Borrowings: At October 31, 2012, the Company had one line of credit totaling $1 million. The unused line at October 31, 2012 was $98. During the current year these funds were primarily used for the purchase of inventory for the modifications and avionics operations.

At October 31, 2012, there were several notes collateralized by aircraft security agreements totaling $2,303. These notes were used for the purchase and modifications of these collateralized aircraft.

There are three notes at a bank totaling $1,812 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is in March 2013, and August 2016.

One note totaling $339 remains for real estate purchased in June 2009 in Dodge City, Kansas.

One note with a balance of $330 is collateralized by the first and second position on all assets of the company. There are several other notes collateralized by automobiles and equipment totaling an additional $169.

One note was entered into with Konami Gaming, Inc. effective August 1, 2012, in the amount of $1,733.  The purchase of the gaming system was installed at Boot Hill Casino in mid-August and has a current remaining balance of $1,593.

5. Leases: BHCMC, LLC (“BHCMC”) as tenant entered into a lease dated May 1, 2011, and amended via an addendum dated January 1, 2012 (collectively, the “Lease”), with BHC Investment Company, L.C. (“BHCI”) as landlord for a total obligation of $7,423. BHCI provided funds to BHCMC for the purchase of certain intangible items and gaming related items related to the Boot Hill Casino and Resort. Commencing on January 1, 2012, BHCMC is obligated to make a minimum payment to BHCI of $177 per month until September 30, 2017. The remaining balance on the obligation is $6,536.

Index

On August 24, 2012, BHCMC and BHCI entered into a second lease (“Second Lease”) of $2,500 for tenant improvements related to expansion of the Boot Hill Casino and Resort. Commencing on November 1, 2012, BHCMC is obligated to make a minimum payment to BHCI of approximately $55 per month until November 30, 2017.

6. Other Assets: Other assets include an intangible asset of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee and JET autopilot intellectual property of $2,055. BHCMC, LLC expects the intangible assets for the Kansas Expanded Lottery Act contract privilege fee of $5,500 to have value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024. There is no assurance of Management Contract renewal. The privilege fee will be fully amortized by the projected end of the Management Contract. Based on the projected sales of the Legacy line of “JET” products it was determined that it would be fully amortized within 15 years.

7. Stockholders’ Equity: On May 8, 2012, the Company issued 238,750 shares of Company common stock to Reign Strategy & Investment Group, LLC (“Reign”). The expense will be amortized over the term of the agreement for a total amount of $91 thousand based on market value at date of issue. These shares were issued in consideration for Reign’s marketing and consulting services related to increasing public awareness and shareholder interest in the Company.

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

The incentive stock options are allocated in three groups with two conditions for vesting. The first condition is stock price and the second condition is time:

Year 1: Target $0.92
■	2,420,688 options that can be exercised on or after December 31, 2011 if and when the share price reaches $0.92
Year 2: Target $1.41
■	2,420,688 options that can be exercised on or after December 31, 2012 if and when the share price reaches $1.41
Year 3: Target $1.90
■	2,420,688 options that can be exercised on or after December 31, 2013 if and when the share price reaches $1.90

At October 31, 2012 we had 7,262,064 outstanding stock options with an average exercise price of $1.42.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

REFERENCE TO EXHIBIT 99 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K

Statements made in this report, filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Cautionary Statements and Risk Factors, filed as Exhibit 99 and Item 1A. Risk Factors to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2012 are incorporated herein by reference. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Management Overview

Management is focused on increasing long-term shareholder value from increased cash generation, earnings growth, and prudently managing capital expenditures. We plan to do this by continuing to drive increased revenue from product and service innovations, strategic acquisitions, and targeted marketing programs.

Our revenue is primarily derived from two very different business segments; aerospace products and professional services. These segments operate through various Butler National Corporation subsidiaries and affiliates listed in the Company’s fiscal year 2012 annual report on form 10K.

Aerospace products derives its revenue by designing, engineering, manufacturing, installing, servicing, and repairing products for classic and current production aircraft. These products include JET autopilot service and repairs, AVCON provisions for special mission equipment installations, KINGS avionics equipment sales, service, and installation, and BUTLER National electronic controls and safety equipment manufacture and sales. Aerospace customers range in size from owners and operators of small single engine airplanes to owners and operators of large commercial and military aircraft. Aerospace products are sold to and serviced for customers located in many countries of the world.

Aerospace is the legacy part of the Butler National business. Organized over 50 years ago, this business is based upon design engineering and installation innovations to enhance and support products related to airplanes and ground support equipment. These new products included: in the 1960’s, aircraft electronic load sharing and system switching equipment, a number of airplane electronic navigation instruments, radios and transponders; in the 1970’s, ground based VOR navigation equipment sold worldwide and GPS equipment as we know it today in civilian use; in the 1980’s, special mission modifications to business jets for aerial surveillance and conversion of passenger configurations to cargo; in the 1990’s, classic aviation support of aging airplanes with enhanced protection of electrical systems through transient suppression devices (TSD), control electronics for military weapon systems and improved aerodynamic control products (Avcon Fins) allowing stability at higher gross weights for additional special mission applications; in the 2000’s, improved accuracy of the airspeed and altimeter systems to allow less vertical separation between flying airplanes (RVSM) and acquisition of the JET autopilot product line to support and replace aged electronic equipment in the classic fleet of Learjet airplanes; and in the 2010’s, the acquisition of Kings Avionics to provide additional classic airplane support by retrofit of avionics from the past 40 years to modern state of the art equipment for sale worldwide using FAA supplemental type certification to make the installations (STC) acceptable to foreign governments for installation abroad.

Index

Aerospace continues to be a focus for new product design and development. We expect this segment will continue to grow in the future. To address the three to five year business cycles related to the aerospace industry, in the 1990’s, we began providing professional services to markets outside the aerospace industry.

Professional services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation (“BNSC”) and BHCMC, LLC (“BHCMC”), (b) licensed architectural services to the business community through BCS Design, and (c) monitoring services to owners and operators of intelligence gathering systems through Butler National Services, Inc. (“BNSI”).

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

In the early 1990’s, management determined that more revenue stable business units were needed to sustain the Company. Members of the Board of Directors had contacts with several American Indian tribes, others members were associated with gaming operators in Las Vegas and the 1988 Indian Gaming Regulatory Act (IGRA) which was relatively new to the industry. We reached out to various Indian tribes with land in the area to explore the opportunities for operations under IGRA. This resulted in the “Stables” an Indian owned casino on Modoc Indian land opened in September 1988 developed and managed by BNSC. The Stables Management Agreement has been available on the website maintained by the National Indian Gaming Commission (“NIGC”). The Stables Management Agreement was subsequently amended by various amendments dated April 30, 2003 (the “First Amendment”), November 30, 2006 (the “Second Amendment”), October 19, 2009 (the “Third Amendment”) and September 22, 2011 (the “Fourth Amendment”). The result of the First Amendment, Second Amendment, Third Amendment and Fourth Amendment is to provide that twenty (20%) of Net Profits from The Stables are distributed to BNSC, to end per the management agreement the participation of the Miami Indian tribe from the business and to extend the duration of the Stables Management Agreement through September 30, 2018. BCS Design has also assisted with the design, construction and continued refurbishment of this venture.

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

Index

Results Overview

The six months ending October 31, 2012 revenue increased 3% to $27.0 million compared to $26.3 million in the six months ending October 31, 2012. The six month increase in revenue reflects additional professional services revenue (up 7%) driven by increased revenue from gaming activities and a decrease in aerospace products revenue (down 6%). We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

The six months ending October 31, 2012 net income decreased 32.5% to $382 compared to $566 in the six months ending October 31, 2012. Diluted earnings per share remained the same at $0.01 for the six months ending October 31, 2012 and October 31, 2011. We continue focusing on our margin expansion initiatives, including efficiencies in our implementation and operational processes and controlling general and administrative expenses. The six months ending October 31, 2012, operating margin was 7%, a decrease of one percentage point from our margin of 8% in the six months ending October 31, 2011.

RESULTS OF OPERATIONS
SIX MONTHS ENDING OCTOBER 31, 2012 COMPARED TO SIX MONTHS ENDING OCTOBER 31, 2011

(dollars in thousands)	Six Months Ended Oct. 31, 2012	Percent of total revenue	Six Months Ended Oct. 31, 2011	Percent of total revenue	Percent Change 2011-2012
Revenues:
Professional services	$18,977	70%	$17,737	67%	7%
Aerospace products	8,028	30%	8,550	33%	(6)%

Total revenues	27,055	100%	26,287	100%	3%

Costs and expenses:
Cost of professional services	10,507	39%	9,992	38%	5%
Cost of aerospace products	6,101	23%	5,513	21%	11%
Marketing and advertising	2,117	8%	3,137	12%	(33)%
Employee benefits	1,004	4%	1,509	6%	(33)%
Depreciation and amortization	1,456	5%	936	4%	56%
General, administrative and other	3,836	14%	3,147	12%	22%

Total costs and expenses	25,021	93%	24,234	92%	3%
Operating income	$1,984	7%	$2,053	8%	(3)%

Revenues:

Revenue increased 3% to $27.0 million in the six months ended October 31, 2012, as compared to $26.3 million in the six months ended October 31, 2011.

•
Professional services derives its revenue from professional management services in the gaming industry through BNSC and BHCMC, licensed architectural services to the business community through BCS Design and monitoring services to owners and operators of SCADA through BNSI. Revenue from professional services increased 7% to $19.0 million in the six months ended October 31, 2012 from $17.7 million in the six months ended October 31, 2011. The increase in professional services revenue was driven by increased revenue from gaming activities.

•
Aerospace products derives it revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace products revenue decreased 6% for the six months to $8.0 million at October 31, 2012 compared to $8.6 million at October 31, 2011. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Index

Costs and expenses:

Costs and expenses related to Professional services and Aerospace products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 3% in the six months ended October 31, 2012 to $25.0 million compared to $24.2 million in the six months ended October 31, 2011. Costs and expenses were 93% of total revenue in the six months ended October 31, 2012, as compared to 92% of total revenue in the six months ended October 31, 2011. The increased costs and expenses as a percent of total revenue in the six months ended October 31, 2012 were primarily driven by an increase in labor and material costs.

Marketing and advertising expenses as a percent of total revenue was 8% in the six months ended October 31, 2012, as compared to 12% in six months ended October 31, 2011. These expenses decreased 33% to $2.1 million in the six months ended October 31, 2012, from $3.1 million in the six months ended October 31, 2011. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions. Boot Hill Casino marketing expenses increased $405 thousand, however other gaming development expenses decreased. The Boot Hill Casino increase was primarily attributable to growth in the professional services business reflecting a marketing plan to target specific marketing sectors in the Wild West market to increase destination casino revenue. The Boot Hill Casino and Resort definition of the Wild West market includes the area east from the Rocky Mountains to the Mississippi River and the southern Canadian border to the northern border of Mexico.

Employee benefits expenses as a percent of total revenue was 4% in the six months ended October 31, 2012, compared to 6% in the six months ended October 31, 2011. These expenses decreased 33% to $1.0 million in the six months ended October 31, 2012, from $1.5 million in the six months ended October 31, 2011. These expenses include the employers’ share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans. The decreased expenses are related to a decrease in the number of employees in professional services.

Depreciation and amortization expenses as a percent of total revenue was 5% in the six months ended October 31, 2012, compared to 4% in the six months ended October 31, 2011. These expenses increased 56% to $1.5 million in the six months ended October 31, 2012, from $936 thousand in the six months ended October 31, 2011. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino and Resort being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the six months ended October 31, 2012 was $487 compared to $20 at October 31, 2011.

General, administrative and other expenses as a percent of total revenue was 14% in the six months ended October 31, 2012, compared to 12% in the six months ended October 31, 2011. These expenses increased 22% to $3.8 million in fiscal 2012, from $3.1 million in fiscal 2011. The increase reflects the increase in the number of administrative personnel in professional services, the increased legal fees and expenses and the outside professional consulting fees related to working within the Kansas gaming regulations.

Other income (expense):

Interest and other expenses were $678 thousand in the six months ended October 31, 2012 compared with interest and other expenses of $181 thousand in the six months ended October 31, 2011, an increase of $497 thousand, 275%, from the six months ended October 31, 2011 to the six months ended October 31, 2012. Interest of $524 thousand was related to obligations of BHCMC, LLC.

Index

Operations by Segment

We have two operating segments, professional services and aerospace products. The professional services segment includes revenue contributions and expenditures associated with monitoring services for SCADA systems owned by others, professional architectural services and casino management services. Aerospace products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft.

The following table presents a summary of our operating segment information for the six months ended October 31, 2012 and October 31, 2011:

(dollars in thousands)	Six Months Ended Oct. 31, 2012	Percent of Revenue	Six Months Ended Oct. 31, 2011	Percent of Revenue	Percent Change 2011-2012
Professional Services
Revenues
Boot Hill Casino and Resort	$16,584	87%	$15,555	88%	7%
Management/Professional Services	2,393	13%	2,182	12%	10%
Net Revenue	18,977	100%	17,737	100%	7%

Costs of professional services	10,507	55%	9,992	56%	5%
Expenses	6,464	34%	6,622	37%	(2)%
Total costs and expenses	16,971	89%	16,614	94%	2%
Professional services operating income (loss) before noncontrolling interest in BHCMC, LLC	2,006	11%	1,123	6%	79%
Noncontrolling interest in BHCMC, LLC	(726)	4%	(920)	5%	(21)%

Professional services operating income (loss) after noncontrolling interest in BHCMC, LLC	$1,280	7%	$203	1%	531%

(dollars in thousands)	Six Months Ended Oct. 31, 2012	Percent of Revenue	Six Months Ended Oct. 31, 2011	Percent of Revenue	Percent Change 2011-2012
Aerospace Products
Revenues	$8,028	100%	$8,550	100%	(6)%

Costs of aerospace products	6,101	76%	5,513	64%	11%
Expenses	1,949	24%	2,107	25%	(7)%
Total costs and expenses	8,050	100%	7,620	89%	6%

Aerospace products operating income (loss)	$(22)	(0)%	$930	11%	(102)%

Professional Services
•
Revenue from professional services increased 7% to $19.0 million in the six months ended October 31, 2012 from $17.7 million in the six months ended October 31, 2011. The increase in professional services revenue was driven by increased revenue from gaming activities.

In the six months ended October 31, 2012 Boot Hill Casino and Resort received gross receipts for the State of Kansas of $21.8 million compared to $21.4 million for the six months ended October 31, 2011. Mandated fees, taxes and distributions reduced gross receipts by $6.8 million resulting in net gaming revenue of $15.0 million for the six months ended October 31, 2012 compared to $13.8 million for the six months ended October 31, 2011 an increase of 8.3%.

Index

The remaining management and professional services revenue include professional management services in the gaming industry, licensed architectural services, food, beverage, and retail from Boot Hill Casino and Resort, and monitoring services for SCADA systems. Management and professional services revenue increased 2.2% to $4.0 million in the six months ended October 31, 2012 from $3.9 million in the six months ended October 31, 2011. Gaming related revenue including food, beverage, and retail increased 6.9% to $1.8 million for the six months ended October 31, 2012 compared to $1.6 million for the six months ended October 31, 2011. Professional services revenue including architectural, engineering and monitoring services increased 13% to $2.4 million for the current six months ended October 31, 2012.
•
Costs increased 5% in the six months ended October 31, 2012 to $10.5 million compared to $10.0 million in the six months ended October 31, 2011. Costs were 55% of segment total revenue in the six months ended October 31, 2012, as compared to 56% of segment total revenue in the six months ended October 31, 2011.

•
Expenses decreased 2% in the six months ended October 31, 2012 to $6.5 million compared to $6.6 million in the six months ended October 31, 2011. Expenses were 34% of segment total revenue in the six months ended October 31, 2012, as compared to 37% of segment total revenue in the six months ended October 31, 2011.

Aerospace Products
•
Revenue decreased 6% from $8.0 million in the six months ended October 31, 2012 compared to $8.6 million in the six months ended October 31, 2011. This decrease is attributable to reduced revenue of $522 thousand in the aerospace segment. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

•
Costs increased in the six months ended October 31, 2012 to $6.1 million compared to $5.5 million in the six months ended October 31, 2011. Costs were 76% of segment total revenue in the six months ended October 31, 2012, as compared to 64% of segment total revenue in the six months ended October 31, 2011.

•
Expenses decreased 7% in the six months ended October 31, 2012 at $1.9 million compared to $2.1 million in the six months ended October 31, 2011. Expenses were 24% of segment total revenue in the six months ended October 31, 2012, as compared to 25% of segment total revenue in the six months ended October 31, 2011.

Employees

Other than persons employed by our gaming subsidiaries there are 99 full time and 2 part time employees on October 31, 2012 compared to 111 full time and 3 part time employees on October 31, 2011. As of December 3, 2012, staffing is 99 full time and 1 part time employees. Our staffing at Boot Hill Casino & Resort on October 31, 2012 was 215 full time and 78 part time employees.  At December 3, 2012 there are 210 full time employees and 73 part time employees. None of the employees are subject to any collective bargaining agreements.

Index

SECOND QUARTER FISCAL 2013 COMPARED TO SECOND QUARTER FISCAL 2012

(dollars in thousands)	Three Months Ended Oct. 31, 2012	Percent of total revenue	Three Months Ended Oct. 31, 2011	Percent of total revenue	Percent Change 2011-2012
Revenues:
Professional services	$9,170	68%	$9,139	65%	0%
Aerospace products	4,367	32%	5,002	35%	(13)%

Total revenues	13,537	100%	14,141	100%	(4)%

Costs and expenses:
Cost of professional services	5,370	40%	5,015	35%	7%
Cost of aerospace products	3,177	23%	2,577	18%	23%
Marketing and advertising	997	7%	2,192	16%	(55)%
Employee benefits	522	4%	751	5%	(30)%
Depreciation and amortization	745	6%	473	3%	58%
General, administrative and other	2,027	15%	1,754	12%	16%

Total costs and expenses	12,838	95%	12,762	90%	1%
Operating income	$699	5%	$1,379	10%	(49)%

Revenues:

Revenue decreased 4% to $13.5 million in the three months ended October 31, 2012, as compared to $14.1 million in the three months ended October 31, 2011.

•
Professional services derives its revenue from professional management services in the gaming industry through BNSC and BHCMC, licensed architectural, and engineering services to the business community through BCS Design and monitoring services to owners and operator of SCADA through BNSI. Revenue from professional services were relatively unchanged at $9.2 million in the three months ended October 31, 2012 from $9.1 million in the three months ended October 31, 2011. The increase in professional services revenue was driven by increased revenue from gaming activities.

•
Aerospace products derives it revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace products revenue decreased 13% for the three months to $4.4 million at October 31, 2012, compared to $5.0 million at October 31, 2011. This decrease is attributable to decreases in all aerospace products. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional services and Aerospace products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 1% in the three months ended October 31, 2012 to $12.8 million compared to $12.7 million in the three months ended October 31, 2011. Costs and expenses were 95% of total revenue in the three months ended October 31, 2012, as compared to 90% of total revenue in the three months ended October 31, 2011.

Marketing and advertising expenses as a percent of total revenue was 7% in the three months ended October 31, 2012, as compared to 16% in three months ended October 31, 2011. These expenses decreased 55% to $997 thousand in the three months ended October 31, 2012, from $2.2 million in the three months ended October 31, 2011. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions. Boot Hill Casino marketing expenses increased and were primarily attributable to growth in the professional services business reflecting a marketing plan to target specific marketing sectors in the Wild West market to increase destination casino revenue. The Boot Hill Casino and Resort definition of the Wild West market includes the area east from the Rocky Mountains to the Mississippi River and the southern Canadian border to the northern border of Mexico.

Index

Employee benefits expenses as a percent of total revenue was 4% in the three months ended October 31, 2012, compared to 5% in the three months ended October 31, 2011. These expenses decreased 30% to $522 thousand in the three months ended October 31, 2012, from $751 thousand in the three months ended October 31, 2011. These expenses include the employers’ share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans. The decreased expenses are related to a decrease in the number of employees in professional services.

Depreciation and amortization expenses as a percent of total revenue was 6% in the three months ended October 31, 2012, compared to 3% in the three months ended October 31, 2011. These expenses increased 58% to $745 thousand in the three months ended October 31, 2012, from $473 thousand in the three months ended October 31, 2011. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino and Resort being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the three months ended October 31, 2012 was $261 compared to $10 at October 31, 2011.

General, administrative and other expenses as a percent of total revenue was 15% in the three months ended October 31, 2012, compared to 12% in the three months ended October 31, 2011. These expenses increased 16% to $2.0 million in fiscal 2012, from $1.8 million in fiscal 2011. The increase reflects the increase in number of administrative personnel in professional services, the increased legal fees and expenses and the outside professional consulting fees related to working within the Kansas gaming regulations.

Other income (expense):

Interest and other expenses were $332 thousand in the three months ended October 31, 2012 compared with interest and other expenses of $93 thousand in the three months ended October 31, 2011, an increase of $239 thousand, 257%, from the three months ended October 31, 2011 to the three months ended October 31, 2012. Interest of $262 thousand was related to obligations of BHCMC, LLC.

Operations by Segment

We have two operating segments, professional services and aerospace products. The professional services segment includes revenue contributions and expenditures associated with monitoring services for SCADA systems owned by others, professional architectural services and casino management services. Aerospace products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft.

Index

The following table presents a summary of our operating segment information for the three months ended October 31, 2012 and October 31, 2011:

(dollars in thousands)	Three Months Ended Oct. 31, 2012	Percent of Revenue	Three Months Ended Oct. 31, 2011	Percent of Revenue	Percent Change 2011-2012
Professional Services
Revenues
Boot Hill Casino and Resort	$8,038	88%	$8,083	88%	(1)%
Management/Professional Services	1,132	12%	1,056	12%	7%
Net Revenue	9,170	100%	9,139	100%	0%

Costs of professional services	5,370	59%	5,015	55%	7%
Expenses	3,162	34%	3,942	43%	(20)%
Total costs and expenses	8,532	93%	8,957	98%	(5)%
Professional services operating income (loss) before noncontrolling interest in BHCMC, LLC	638	7%	182	2%	251%
Noncontrolling interest in BHCMC, LLC	(186)	2%	522	6%	(64)%

Professional services operating income (loss) after noncontrolling interest in BHCMC, LLC	$452	5%	$(340)	(4)%	(233)%

(dollars in thousands)	Three Months Ended Oct. 31, 2012	Percent of Revenue	Three Months Ended Oct. 31, 2011	Percent of Revenue	Percent Change 2011-2012
Aerospace Products
Revenues	$4,367	100%	$5,002	100%	(13)%

Costs of aerospace products	3,177	73%	2,577	52%	23%
Expenses	1,129	26%	1,228	25%	(8)%
Total costs and expenses	4,306	99%	3,805	76%	13%

Aerospace products operating income (loss)	$61	1%	$1,197	24%	(95)%

Professional Services
•
Revenue from professional services increased 0.3% to $9.2 million in the three months ended October 31, 2012 from $9.1 million in the three months ended October 31, 2011. The increase in professional services revenue was driven by increased revenue from gaming activities.

In the quarter ended October 31, 2012 Boot Hill Casino and Resort received gross receipts for the State of Kansas of $10.7 million compared to $10.7 million for the three months ended October 31, 2011. Mandated fees, taxes and distributions reduced gross receipts by $3.5 million resulting in net gaming revenue of $7.2 million for the three months ended October 31, 2012 compared to $7.2 million for the three months ended October 31, 2011.

The remaining management and professional services revenue includes professional management services in the gaming industry, licensed architectural services, food, beverage, and retail from Boot Hill Casino and Resort, and monitoring services for SCADA systems. Management and professional services revenue decreased 2% to $1.9 million in the three months ended October 31,012 from $2.0 million in the three months ended October 31, 2011. Gaming related revenue including food, beverage, and retail decreased 13.2% to $785 thousand for the three months ended October 31, 2012 compared to $905 thousand for the three months ended October 31, 2011. Professional services revenue including architectural, engineering and monitoring services increased 7% to $1,132 thousand for the current three months ended October 31, 2012.

Index

•
Costs increased 7% in the three months ended October 31, 2012 to $5.4 million compared to $5.0 million in the three months ended October 31, 2011. Costs were 59% of segment total revenue in the three months ended October 31, 2012, as compared to 55% of segment total revenue in the three months ended October 31, 2011.

•
Expenses decreased 20% in the three months ended October 31, 2012 to $3.2 million compared to $3.9 million in the three months ended October 31, 2011. Expenses were 34% of segment total revenue in the three months ended October 31, 2012, as compared to 43% of segment total revenue in the three months ended October 31, 2011.

Aerospace Products
•
Revenue decreased 13% from $4.4 million in the three months ended October 31, 2012 compared to $5.0 million in the three months ended October 31, 2011. This decrease is attributable to reduced Aerospace revenue of $635 thousand. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

•
Costs increased 23% to $3.2 million in the three months ended October 31, 2012 from $2.6 million in the three months ended October 31, 2011. Costs were 73% of segment total revenue in the three months ended October 31, 2012, as compared to 52% of segment total revenue in the three months ended October 31, 2011.

•
Expenses decreased 8% in the three months ended October 31, 2012 at $1.1 million compared to $1.2 million in the three months ended October 31, 2011. Expenses were 26% of segment total revenue in the three months ended October 31, 2012, as compared to 25% of segment total revenue in the three months ended October 31, 2011.

Liquidity and Capital Resources (in thousands)

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2013 and beyond.

On May 1, 2011, BHC Investment Company exercised the option to acquire 100% of the Class A Preferred Interest in BHCMC, LLC. The ownership structure of BHCMC, LLC is now:

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

Index

Analysis and Discussion of Cash Flow

During the six months ended October 31, 2012 our cash position decreased by $400. We had net income of $1,108. Cash flows from operating activities provided $2,965. Non-cash activities consisting of depreciation and amortization contributed $1,520 and stock options issued to employees and directors contributed $74. Stock issued for services contributed $91. The following items decreased our cash position. Customer deposits and receivables decreased by $571 while inventories decreased by $123. Prepaid expenses and other current assets decreased our cash by $557, while a decrease of accounts payable and accrued expenses increased our cash by an additional $435.

Cash used in investing activities was $6,952. We invested $389 to purchase used modification equipment and aircraft, and $6,563 to fund the Phase II development project at Boot Hill Casino and Resort.

Cash provided by financing activities was $3,587. We reduced our debt by $1,451 and our line of credit by $440. We borrowed $365 to purchase a used aircraft and $4,233 to fund the Phase II development project at Boot Hill Casino and Resort.

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

Index

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements.

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
Please see Item 7(a) of our Form 10-K for the period ended April 30, 2012, which such Item is incorporated herein by reference.

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

Index

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2012.

Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting: In our opinion there were no material changes in the Company internal controls over financial reporting during the six months ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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
BHCMC, LLC and BHC Development LC filed a lawsuit in the United States District Court on June 21,2012 against Bally Gaming Inc. doing business as Bally Technologies for breach of contract and negligent misrepresentation, among other claims related to the performance of computer software systems.  BHCMC and BHC Development seek damages in excess of $75,000.  Bally’s has counterclaimed for an alleged breach of contract and an alleged continued use of the system.  Bally's alleges damages in excess of $410,099.43 which BHCMC and BHC Development deny.  BHCMC and BHC Development are vigorously contesting the counterclaims.

Item 1A.	RISK FACTORS.
There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K for the fiscal year ended April 30, 2012.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.	MINE SAFETY DISCLOSURES
None

Item 5.	OTHER INFORMATION.
None.

Item 6.	EXHIBITS.

3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003.

Index

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2012.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2012 and April 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Operations for the six months ended October 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements, with detail tagging. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

December 13, 2012	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

December 13, 2012	/s/ Angela D. Shinabargar
Date	Angela D. Shinabargar
(Chief Financial Officer)

Index

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form DEF 14A filed on December 15, 2003 .

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2012.

Index

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2012 and April 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Operations for the six months ended October 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements, with detail tagging. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”