Form 10-Q
period 2013-01-31
BUTLER NATIONAL CORP
filed 2013-03-14
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 8, 2013 was 58,142,914 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of January 31, 2013 and April 30, 2012
(in thousands except per share data)
	January 31, 2013	April 30, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,438	$7,431
Accounts receivable	1,968	3,589
Inventories
Raw materials	6,251	6,305
Work in process	1,165	982
Finished goods	301	424
Total inventory	7,717	7,711
Prepaid expenses and other current assets	2,189	1,493
Total current assets	17,312	20,224

PROPERTY, PLANT AND EQUIPMENT:
Land and building	3,915	3,915
Aircraft	6,692	6,288
Machinery and equipment	3,714	3,714
Office furniture and fixtures	6,260	3,217
Leasehold improvements	4,048	31
	24,629	17,165
Accumulated depreciation	(8,595)	(6,688)
Total property, plant and equipment	16,034	10,477

SUPPLEMENTAL TYPE CERTIFICATES (net of amortization of $2,577 atJanuary 31, 2013 and $2,500 at April 30, 2012)	2,042	1,677

OTHER ASSETS:
Deferred tax asset	1,167	1,167
Other assets (net of accumulated amortization of $971 at January 31, 2013 and $538 at April 30, 2012)	7,766	7,017
Total other assets	8,933	8,184
Total Assets	$44,321	$40,562

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$837	$462
Current maturities of long-term debt and capital lease obligations	4,996	3,757
Accounts payable	1,708	1,169
Customer deposits	391	1,015
Gaming facility mandated payment	2,058	1,281
Compensation and compensated absences	1,190	1,342
Income tax	-	47
Other current liabilities	291	207
Total current liabilities	11,471	9,280

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT MATURITIES:	9,676	8,678
Total liabilities	21,147	17,958

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5:Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $1,000 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued and outstanding 58,142,914 shares at January 31, 2013 and 57,907,564 shares at April 30, 2012	581	579
Common stock, owed but not issued 278,573 shares at January 31, 2013 and at April 30, 2012	3	3
Capital contributed in excess of par	12,764	12,568
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained Earnings	7,797	8,170
Total stockholders’ equity Butler National Corporation	20,413	20,588
Noncontrolling Interest in BHCMC, LLC	2,761	2,016
Total stockholders' equity	23,174	22,604
Total Liabilities and Stockholders' Equity	$44,321	$40,562

The accompanying notes are an integral part of these financial statements

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED January 31,
	2013	2012
REVENUES:
Professional services	$8,328	$9,548
Aerospace products	2,672	4,186
Total revenues	11,000	13,734

COSTS AND EXPENSES:
Cost of professional services	5,304	5,199
Cost of aerospace products	2,492	3,086
Marketing and advertising	784	1,149
Employee benefits	586	589
Depreciation and amortization	848	559
General, administrative and other	1,505	1,584
Total costs and expenses	11,519	12,166

OPERATING INCOME	(519)	1,568

OTHER INCOME (EXPENSE):
Interest expense	(417)	(179)
Other income (expense), net	-	-
Total other income (expense)	(417)	(179)

INCOME (LOSS) BEFORE INCOME TAXES	(936)	1,389

PROVISION FOR INCOME TAXES	(200)	278

NET INCOME (LOSS)	(736)	1,111
Net income attributable to noncontrolling interest in BHCMC, LLC	(19)	(543)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$(755)	$568

BASIC EARNINGS PER COMMON SHARE	$(.01)	$.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	57,542,914	56,594,262

DILUTED EARNINGS PER COMMON SHARE	$(.01)	$.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	57,542,914	56,594,262

The accompanying notes are an integral part of these financial statements

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JANUARY 31, 2013 AND 2012
(in thousands, except per share data)
(unaudited)

	NINE MONTHS ENDED January 31,
	2013	2012
REVENUES:
Professional services	$27,305	$27,285
Aerospace products	10,700	12,736
Total revenues	38,005	40,021

COSTS AND EXPENSES:
Cost of professional services	15,811	15,191
Cost of aerospace products	8,593	8,599
Marketing and advertising	2,901	4,286
Employee benefits	1,590	2,098
Depreciation and amortization	2,304	1,495
General, administrative and other	5,341	4,731
Total costs and expenses	36,540	36,400

OPERATING INCOME	1,465	3,621

OTHER INCOME (EXPENSE):
Interest expense	(1,095)	(360)
Other income (expense), net	10	3
Total other income (expense),	(1,085)	(357)

INCOME BEFORE INCOME TAXES	380	3,264

PROVISION FOR INCOME TAXES	8	666

NET INCOME	372	2,598
Net income attributable to noncontrolling interest in BHCMC, LLC	(745)	(1,463)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$(373)	$1,135

BASIC EARNINGS PER COMMON SHARE	$(.01)	$.02

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	57,537,995	56,594,262

DILUTED EARNINGS PER COMMON SHARE	$(.01)	$.02

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	57,537,995	56,594,262

The accompanying notes are an integral part of these financial statements

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDING JANUARY 31, 2013 AND 2012
(dollars in thousands)
(unaudited)

	NINE MONTHS ENDED January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$372	$2,598
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	2,417	1,548
Stock issued for services	91	-
Stock options issued to employees and directors	107	347

Changes in assets and liabilities
Accounts receivable	1,621	(1,872)
Inventories	(6)	(304)
Prepaid expenses and other current assets	(1,878)	(51)
Accounts payable	539	(576)
Customer deposits	(624)	(514)
Accrued liabilities	(199)	(673)
Gaming facility mandated payment	777	(955)
Other liabilities	84	65
Cash flows from operating activities	3,301	(387)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,707)	(1,229)
Leasehold Improvements	(4,017)	-
Cash flows from investing activities	(6,724)	(1,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings line of credit, net	375	525
Contributed capital	-	5
Borrowings of promissory notes, long-term debt and capital lease obligations	3,416	728
Repayments of promissory notes, long-term debt and capital lease obligations	(2,361)	(1,692)
Cash flows from financing activities	1,430	(434)

NET INCREASE (DECREASE) IN CASH	(1,993)	(2,050)

CASH, beginning of period	7,431	8,475

CASH, end of period	$5,438	$6,425

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,095	$358
Income taxes paid	$783	$862

NON CASH OPERATING ACTIVITY
Non cash stock issued for services	$91	$-
Non cash stock options issued to employees and directors	$107	$347
Capitalized lease intangible assets	$1,182	$7,423
Capitalized lease obligation	$1,182	$7,423

The accompanying notes are an integral part of these financial statements

Index

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2012. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2013 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2013.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years.Financial amounts are in thousands of dollars except per share amounts.

2. Net Income (Loss) Per Share: The Company follows ASC 260 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares as of January 31, 2013are 65,683,551.

3. Research and Development: We invested in research and development activities. The amount invested in the nine months ended January 31, 2013 and 2012 was approximately $1,268 and $1,208 respectively.

4. Borrowings: At January 31, 2013, the Company had one line of credit totaling $1 million. The unused line at January 31, 2013 was $163. During the current year these funds were primarily used for the purchase of inventory for the modifications and avionics operations.

At January 31, 2013, there were several notes collateralized by aircraft security agreements totaling $2,132. These notes were used for the purchase and modifications of these collateralized aircraft.

There are three notes at a bank totaling $1,746 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is in March 2013, and August 2016.

One note totaling $336 remains for real estate purchased in June 2009 in Dodge City, Kansas.

One note with a balance of $266 is collateralized by the first and second position on all assets of the company. There are several other notes collateralized by automobiles and equipment totaling an additional $155.

One note was entered into with Konami Gaming, Inc. effective August 1, 2012, in the amount of $1,733. The purchase of the gaming system was installed at Boot Hill Casino in mid-August and has a current remaining balance of $1,382.

5. Leases: BHCMC, LLC (“BHCMC”) as tenant entered into a lease dated May 1, 2011, and amended via an addendum dated January 1, 2012 (collectively, the “Lease”), with BHC Investment Company, L.C. (“BHCI”) as landlord for a total obligation of $7,423. BHCI provided funds to BHCMC for the purchase of certain intangible items and gaming related items related to the Boot Hill Casino and Resort. Commencing on January 1, 2012, BHCMC is obligated to make a minimum payment to BHCI of $177 per month until September 30, 2017. The remaining balance on the obligation is $6,248.

On August 24, 2012, BHCMC and BHCI entered into a second lease (“Second Lease”) of $2,500 for tenant improvements related to expansion of the Boot Hill Casino and Resort. Commencing on November 1, 2012, BHCMC is obligated to make a minimum payment to BHCI of approximately $55 per month until November 30, 2017.The remaining balance on the obligation is $2,407.

Index

6. Other Assets: Other assets include an intangible asset of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, JET autopilot intellectual property of $2,055, other assets including gaming advances of $547. BHCMC, LLC expects the intangible assets for the Kansas Expanded Lottery Act contract privilege fee of $5,500 to have value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024. There is no assurance of Management Contract renewal. The privilege fee will be fully amortized by the projected end of the Management Contract. Based on the projected sales of the Legacy line of “JET” products it was determined that it would be fully amortized within 15 years.

7. Stockholders’ Equity: On May 8, 2012, the Company issued 238,750 shares of Company common stock to Reign Strategy & Investment Group, LLC (“RSIG”). The market value was $91 at date of issue. The expense will be amortized over the term of the agreement. These shares were issued in consideration for RSIG’s marketing and consulting services related to increasing public awareness and shareholder interest in the Company.

The issuance of stock by the Company to RSIG is exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. RSIG has represented to the Company and the Company believes that RSIG is an “accredited investor” as defined in Rule 501(a) of Regulation D.

8. Stock Options: Approximately 7.2 million stock options were issued on December 31, 2010 all of which expire on December 31, 2015.

The exercise price for the incentive stock options is $0.49. The Board of Directors approved the issuance of incentive stock options on December 31, 2010 with the goals of increasing shareholder value, expanding the number of managers participating in the program, and increasing the percentage of compensation tied to share price performance.

The incentive stock options are allocated in three groups with two conditions for vesting. The first condition is stock price and the second condition is time. There are 2,420,688 options that may be exercised if and when the share price reaches $0.92, and 2,420,688 options that may be exercised if and when the share price reaches $1.41, and 2,420,688 options that may be exercised on or after December 31, 2013 if and when the share price reaches $1.90.

At January 31, 2013 we had 7,262,064 outstanding stock options with an average exercise price of $1.42.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

Forward Looking Statements

Statements made in this report, filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and reference to the Cautionary Statements filed by us as Exhibit 99 to the Annual Report on Form 10-K form including the following factors:

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

Index

In the early 1990’s, management determined that more revenue stable business units were needed to sustain the Company. Members of the Board of Directors had contacts with several American Indian tribes, other members of the Board were associated with gaming operators in Las Vegas and the 1988 Indian Gaming Regulatory Act (IGRA) which was relatively new to the industry. We reached out to various Indian tribes with land in the area to explore the opportunities for operations under IGRA. This resulted in the “Stables” an Indian owned casino on Modoc Indian land opened in September 1988 developed and managed by BNSC. The Stables Management Agreement has been available on the website maintained by the National Indian Gaming Commission (“NIGC”). The Stables Management Agreement was subsequently amended by various amendments dated April 30, 2003 (the “First Amendment”), November 30, 2006 (the “Second Amendment”), October 19, 2009 (the “Third Amendment”) and September 22, 2011 (the “Fourth Amendment”). The result of the First Amendment, Second Amendment, Third Amendment and Fourth Amendment is to provide that twenty (20%) of net profits from The Stables are distributed to BNSC, to end per the management agreement the participation of the Miami Indian tribe from the business and to extend the duration of the Stables Management Agreement through September 30, 2018. BCS Design has also assisted with the design, construction and continued refurbishment of the Stables.

From this experience with IGRA and the success of the Indian gaming industry, we determined that the IGRA model may be applicable for state owned gaming. We spent Butler National Corporation innovation, legal and market development funds to design and encourage the use of an Indian owned gaming model in the State of Kansas. From these efforts, Kansas enacted the Kansas Expanded Lottery Act (KELA) in 2007 allowing four state owned casinos to be developed in Kansas. In 2007, BNSC made application to manage a state owned casino. In 2008, BNSC was awarded a fifteen year term to manage the Boot Hill Casino and Resort in Dodge City, Kansas pursuant to a Lottery Gaming Facility Management Contract (the “Boot Hill Casino Management Contract”). The Boot Hill Casino Management Contract was amended on December 29, 2009 (the “First Amendment to the Boot Hill Casino Management Contract”) to bring the definition of “Fiscal Year” in line with the fiscal year of BNSC (May 1 to April 30). BHCMC was organized to be the manager of the Boot Hill Casino and Resort in Dodge City, Kansas. The casino opened in December 2009.

The Phase II expansion of Boot Hill Casino and Resort began in early 2012 and was completed in January 2013. The unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine leases, and casino earnings, with minimum exposure to Butler National Corporation. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and Resort and the Dodge City special events center (United Wireless Arena). In late January 2013 the snack bar was reopened with additional seating and space as the “Cowboy Cafe.” Boot Hill Casino and Resort now has approximately 800 gaming machines on the floor.

By 2009, Butler National Corporation was clearly established into two segments; the professional services and aerospace products business segments.

Results Overview

The nine months ending January 31, 2013 revenue decreased 5% to $38.0 million compared to $40.0 million in the nine months ending January 31, 2012. In the nine months ending January 31, 2013 the professional services revenue was relatively unchanged at $27.3 million. There was a decrease of 16% in the aerospace products revenue for the nine months ending January 31, 2013. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

The nine months ending January 31, 2013 net income decreased 133% to a loss of $373 compared to net income of $1,135 in the nine months ending January 31, 2012. Diluted earnings per share decreased to $(0.01) for the nine months ending January 31, 2013 and January 31, 2012. We continue focusing on our margin expansion initiatives, including efficiencies in our implementation and operational processes and controlling general and administrative expenses. The nine months ending January 31, 2013, operating margin was 4%, a decrease of five percentage points from our margin of 9% in the nine months ending January 31, 2012.

Index

RESULTS OF OPERATIONS

NINE MONTHS ENDING JANUARY 31, 2013 COMPARED TO NINE MONTHS ENDING JANUARY 31, 2012

(dollars in thousands)	Nine Months Ended Jan. 31, 2013	Percent of Total Revenue	Nine Months Ended Jan. 31, 2012	Percent of Total Revenue	Percent Change 2012-2013
Revenues:
Professional services	$27,305	72%	$27,285	68%	0%
Aerospace products	10,700	28%	12,736	32%	(16)%

Total revenues	38,005	100%	40,021	100%	(5)%

Costs and expenses:
Cost of professional services	15,811	42%	15,191	38%	4%
Cost of aerospace products	8,593	23%	8,599	21%	0%
Marketing and advertising	2,901	8%	4,286	11%	(32)%
Employee benefits	1,590	4%	2,098	5%	(24)%
Depreciation and amortization	2,304	6%	1,495	4%	54%
General, administrative and other	5,341	14%	4,731	12%	13%

Total costs and expenses	36,540	96%	36,400	91%	0%
Operating income	$1,465	4%	$3,621	9%	(60)%

Revenues:

Revenue decreased 5% to $38.0 million in the nine months ended January 31, 2013, as compared to $40.0 million in the nine months ended January 31, 2012.

•
Professional services derives its revenue from professional management services in the gaming industry through BNSC and BHCMC, licensed architectural services to the business community through BCS Design and monitoring services to owners and operators of SCADA through BNSI. Revenue from professional services was relatively unchanged at $27.3 million in the nine months ended January 31, 2013andJanuary 31, 2012.

•
Aerospace products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace products revenue decreased 16% for the nine months to $10.7 million at January 31, 2013 compared to $12.7 million at January 31, 2012. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional services and Aerospace products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 0.4% in the nine months ended January 31, 2013 to $36.5 million compared to $36.4 million in the nine months ended January 31, 2012. Costs and expenses were 96% of total revenue in the nine months ended January 31, 2013, as compared to 91% of total revenue in the nine months ended January 31, 2012. The increased costs and expenses as a percent of total revenue in the nine months ended January 31, 2013 were primarily driven by an increase in labor, material, depreciationand amortization expenses.

Index

Marketing and advertising expenses as a percent of total revenue was 8% in the nine months ended January31, 2013, as compared to 11% in nine months ended January 31, 2012. These expenses decreased 32% to $2.9 million in the nine months ended January 31, 2013, from $4.3 million in the nine months ended January 31, 2012. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions. Boot Hill Casino marketing expenses increased $372, however other gaming development expenses decreased. The Boot Hill Casino increase was primarily attributable to additional focus in the professional services business reflecting a marketing plan to target specific marketing sectors to increase destination casino revenue. The Boot Hill Casino and Resort definition of the market includes the area east from the Rocky Mountains to the Mississippi River and the southern Canadian border to the northern border of Mexico.

Employee benefits expenses as a percent of total revenue was 4% in the nine months ended January 31, 2013, compared to 5% in the nine months ended January 31, 2012. These expenses decreased 24% to $1.6 million in the nine months ended January 31, 2013, from $2.1 million in the nine months ended January 31, 2012. These expenses include the employers’ share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans. The decreased expenses are related to a decrease in the number of employees in professional services.

Depreciation and amortization expenses as a percent of total revenue was 6% in the nine months ended January 31, 2013, compared to 4% in the nine months ended January 31, 2012. These expenses increased 54% to $2.3 million in the nine months ended January 31, 2013, from $1.5 million in the nine months ended January 31, 2012. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino and Resort being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casinowas formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the nine months ended January 31, 2013 was $848 compared to $102 at January 31, 2012.

General, administrative and other expenses as a percent of total revenue was 14% in the nine months ended January 31, 2013, compared to 12% in the nine months ended January 31, 2012. These expenses increased 13% to $5.3 million in the nine months ended January 31, 2013, from $4.7 million in the nine months ended January 31, 2012. The increase reflects increased costs of administrative personnel in professional services, increased legal fees and expenses, and increased outside professional consulting fees related to working within the Kansas gaming regulations.

Other income (expense):

Interest and other expenses were $1.1 million in the nine months ended January 31, 2013 compared with interest and other expenses of $357in the nine months ended January 31, 2012, an increase of $728, 204%, from the nine months ended January 31, 2012 to the nine months ended January 31, 2013. Interest of $861 was related to obligations of BHCMC, LLC.

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

The following table presents a summary of our operating segment information for the nine months ended January 31, 2013 and January 31, 2012:

(dollars in thousands)	Nine Months Ended Jan. 31, 2013	Percent of Revenue	Nine Months Ended Jan. 31, 2012	Percent of Revenue	Percent Change 2012-2013
Professional Services
Revenues
Boot Hill Casino and Resort	$24,054	88%	$23,689	87%	1%
Management/Professional Services	3,251	12%	3,596	13%	(10)%
Revenues	27,305	100%	27,285	100%	0%

Costs of professional services	15,811	58%	15,191	56%	4%
Expenses	9,242	34%	9,466	35%	(2)%
Total costs and expenses	25,053	92%	24,657	90%	2%
Professional services operating income before noncontrolling interest in BHCMC, LLC	2,252	8%	2,628	10%	(14)%
Noncontrolling interest in BHCMC, LLC	(745)	3%	(1,463)	5%	(49)%

Professional services operating income after noncontrolling interest in BHCMC, LLC	$1,507	6%	$1,165	4%	29%

(dollars in thousands)	Nine Months Ended Jan. 31, 2013	Percent of Revenue	Nine Months Ended Jan. 31, 2012	Percent of Revenue	Percent Change 2012-2013
Aerospace Products
Revenues	$10,700	100%	$12,736	100%	(16)%

Costs of aerospace products	8,593	80%	8,599	68%	0%
Expenses	2,894	27%	3,144	25%	(8)%
Total costs and expenses	11,487	107%	11,743	92%	(2)%

Aerospace products operating income (loss)	$(787)	(7)%	$993	8%	(179)%

Professional Services
•	Revenue from professional services were relatively unchanged at $27.3 million in the nine months ended January 31, 2013andJanuary 31, 2012.

In the nine months ended January 31, 2013 Boot Hill Casino and Resort received gross receipts for the State of Kansas of $31.8 million compared to $32.1 million for the nine months ended January 31, 2012. Mandated fees, taxes and distributions reduced gross receipts by $10.2 million resulting in gaming revenue of $21.6 million for the nine months ended January 31, 2013 compared to $21.1 million for the nine months ended January 31, 2012 an increase of 2.7%.

Index

The remaining management and professional services revenue include professional management services in the gaming industry, licensed architectural services, food, beverage, and retail from Boot Hill Casino and Resort, and monitoring services for SCADA systems. Management and professional services revenue decreased 57.2% to $5.7 million in the nine months ended January 31, 2013 from $6.2 million in the nine months ended January 31, 2012. Gaming related revenue including food, beverage, and retail decreased 8.1% to $2.4 million for the nine months ended January 31, 2013 compared to $2.6 million for the nine months ended January 31, 2012. Professional services revenue including architectural, engineering and monitoring services decreased9.6% to $3.2 million for the current nine months ended January 31, 2013.
•
Costs increased 4% in the nine months ended January 31, 2013 to $15.8 million compared to $15.2 million in the nine months ended January 31, 2012. Costs were 58% of segment total revenue in the nine months ended January 31, 2013, as compared to 56% of segment total revenue in the nine months ended January 31, 2012.

•
Expenses decreased 2% in the nine months ended January 31, 2013 to $9.2 million compared to $9.5 million in the nine months ended January 31, 2012. Expenses were 34% of segment total revenue in the nine months ended January 31, 2013, as compared to 35% of segment total revenue in the nine months ended January 31, 2012.

Aerospace Products
•
Revenue decreased 16% to $10.7 million in the nine months ended January 31, 2013 compared to $12.7 million in the nine months ended January 31, 2012. This decrease is attributable to reduced revenue of $2.0 million in the aerospace segment. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.In an effort to offset decreased domestic military spending, we have invested in the development of several STCs.  These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•
Costs were relatively unchanged in the nine months ended January 31, 2013at $8.6 million compared tothe nine months ended January 31, 2012. Costs were 80% of segment total revenue in the nine months ended January 31, 2013, as compared to 68% of segment total revenue in the nine months ended January 31, 2012.

•
Expenses decreased 8% in the nine months ended January 31, 2013 at $2.9 million compared to $3.1 million in the nine months ended January 31, 2012. Expenses were 27% of segment total revenue in the nine months ended January 31, 2013, as compared to 25% of segment total revenue in the nine months ended January 31, 2012.

Employees

Other than persons employed by our gaming subsidiaries there are 98 full time and 2 part time employees on January 31, 2013 compared to 108 full time and 3 part time employees on January 31, 2012. As of March 8, 2013, staffing is 98 full time and 2 part time employees. Our staffing at Boot Hill Casino & Resort on January 31, 2013 was 222 full time and 58 part time employees. At March 8, 2013 there are 213 full time employees and 63 part time employees. None of the employees are subject to any collective bargaining agreements.

Index

THIRD QUARTER FISCAL 2013 COMPARED TO THIRD QUARTER FISCAL 2012

(dollars in thousands)	Three Months Ended Jan. 31, 2013	Percent of Total Revenue	Three Months Ended Jan. 31, 2012	Percent of Total Revenue	Percent Change 2012-2013
Revenues:
Professional services	$8,328	76%	$9,548	70%	(13)%
Aerospace products	2,672	24%	4,186	30%	(36)%

Total revenues	11,000	100%	13,734	100%	(20)%

Costs and expenses:
Cost of professional services	5,304	48%	5,199	38%	2%
Cost of aerospace products	2,492	23%	3,086	22%	(19)%
Marketing and advertising	784	7%	1,149	8%	(32)%
Employee benefits	586	5%	589	4%	(1)%
Depreciation and amortization	848	8%	559	4%	52%
General, administrative and other	1,505	14%	1,584	12%	(5)%

Total costs and expenses	11,519	105%	12,166	89%	(5)%
Operating income	$(519)	(5)%	$1,568	11%	(133)%

Revenues:

Revenue decreased20% to $11.0 million in the three months ended January 31, 2013, as compared to $13.7 million in the three months ended January 31, 2012.

•
Professional services derives its revenue from professional management services in the gaming industry through BNSC and BHCMC, licensed architectural, and engineering services to the business community through BCS Design and monitoring services to owners and operator of SCADA through BNSI. Revenue from professional services decreased 13% from $8.3 million in the three months ended January 31, 2013 from $9.5 million in the three months ended January 31, 2012. The decrease in professional services revenue was driven by decreased revenue from Boot Hill casino of $664 and all other professional services of $556.

•
Aerospace products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace products revenue decreased 36% for the three months to $2.7 million at January 31, 2013, compared to $4.2 million at January 31, 2012. This decrease is attributable to decreases in all aerospace products. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional services and Aerospace products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 5% in the three months ended January 31, 2013 to $11.5 million compared to $12.2 million in the three months ended January 31, 2012. Costs and expenses were 105% of total revenue in the three months ended January 31, 2013, as compared to 89% of total revenue in the three months ended January 31, 2012.

Marketing and advertising expenses as a percent of total revenue was 7% in the three months ended January 31, 2013, as compared to 8% in three months ended January 31, 2012. These expenses decreased 32% to $784 in the three months ended January 31, 2013, from $1.1 million in the three months ended January 31, 2012. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions. Boot Hill Casino marketing expenses decreased slightly from January 2012.  The marketing plan is to target specific marketing sectors to increase destination casino revenue. The Boot Hill Casino and Resort definition of the market includes the area east from the Rocky Mountains to the Mississippi River and the southern Canadian border to the northern border of Mexico.

Index

Employee benefits expenses as a percent of total revenue was 5% in the three months ended January 31, 2013, compared to 4% in the three months ended January 31, 2012. These expenses decreased 1% to $586in the three months ended January 31, 2013, from $589 in the three months ended January 31, 2012. These expenses include the employers’ share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans. The decreased expenses are related to a decrease in the number of employees in professional services.  The expense for health insurance and workers compensation however continues to increase on a per employee basis.

Depreciation and amortization expenses as a percent of total revenue was 8% in the three months ended January 31, 2013, compared to 4% in the three months ended January 31, 2012. These expenses increased 52% to $848 in the three months ended January 31, 2013, from $559 in the three months ended January 31, 2012. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino and Resort being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion at Boot Hill casinowas formally completed in early January of 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the three months ended January 31, 2013 was $361 compared to $82 at January 31, 2012.

General, administrative and other expenses as a percent of total revenue was 14% in the three months ended January 31, 2013, compared to 12% in the three months ended January 31, 2012. These expenses decreased 5% to $1.5 million in the three months ended January 31, 2013, from $1.6 million inthe three months ended January 31, 2012. The decrease reflects adecrease in the number of administrative personnel in professional services, partially offset by an increase in outside professional consulting fees related to working within the Kansas gaming regulations.

Other income (expense):

Interest and other expenses were $417 in the three months ended January 31, 2013 compared with interest and other expenses of $179in the three months ended January 31, 2012, an increase of $238, 133%, from the three months ended January 31, 2012 to the three months ended January 31, 2013. Interest of $337 was related to obligations of BHCMC, LLC.

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

The following table presents a summary of our operating segment information for the three months ended January 31, 2013 and January 31, 2012:

(dollars in thousands)	Three Months Ended Jan. 31, 2013	Percent of Revenue	Three Months Ended Jan. 31, 2012	Percent of Revenue	Percent Change 2012-2013
Professional Services
Revenues
Boot Hill Casino and Resort	$7,470	90%	$8,134	85%	(8)%
Management/Professional Services	858	10%	1,414	15%	(39)%
Revenues	8,328	100%	9,548	100%	(13)%

Costs of professional services	5,304	64%	5,199	54%	2%
Expenses	2,778	33%	2,844	30%	(2)%
Total costs and expenses	8,082	97%	8,043	84%	0%
Professional services operating income before noncontrolling interest in BHCMC, LLC	246	3%	1,505	16%	(84)%
Noncontrolling interest in BHCMC, LLC	(19)	0%	(543)	6%	(97)%

Professional services operating income after noncontrolling interest in BHCMC, LLC	$227	3%	$962	10%	(76)%

(dollars in thousands)	Three Months Ended Jan. 31, 2013	Percent of Revenue	Three Months Ended Jan. 31, 2012	Percent of Revenue	Percent Change 2012-2013
Aerospace Products
Revenues	$2,672	100%	$4,186	100%	(36)%

Costs of aerospace products	2,492	93%	3,086	74%	(19)%
Expenses	945	35%	1,037	25%	(9)%
Total costs and expenses	3,437	129%	4,123	98%	(17)%

Aerospace products operating income (loss)	$(765)	(29)%	$63	2%	(1,314)%

Professional Services
•
Revenue from professional services decreased 13% to $8.3 million in the three months ended January 31, 2013 from $9.5 million in the three months ended January 31, 2012. The decrease in professional services revenue was driven by decreased revenue from gaming activitiesof $664 and other management and professional services of $556.

Index

In the quarter ended January 31, 2013 Boot Hill Casino and Resort received gross receipts for the State of Kansas of $10.0 million compared to $10.7 million for the three months ended January 31, 2012. Mandated fees, taxes and distributions reduced gross receipts by $3.3 million resulting in gaming revenue of $6.7 million for the three months ended January 31, 2013 compared to $7.3 million for the three months ended January 31, 2012 a decrease of 7.9%.

The remaining management and professional services revenue includes professional management services in the gaming industry, licensed architectural services, food, beverage, and retail from Boot Hill Casino and Resort, and monitoring services for SCADA systems. Management and professional services revenue decreased 28% to $1.6 million in the three months ended January 31, 2013 from $2.3 million in the three months ended January 31, 2012. Gaming related revenue including food, beverage, and retail decreased 10.4% to $786for the three months ended January 31, 2013 compared to $877 for the three months ended January 31, 2012. Professional services revenue including architectural, engineering and monitoring services decreased 39% to $857for the current three months ended January 31, 2013, as compared to $1.4 million for the three months ended January 31, 2012.
•
Costs increased 2% in the three months ended January 31, 2013 to $5.3 million compared to $5.2 million in the three months ended January 31, 2012. Costs were 64% of segment total revenue in the three months ended January 31, 2013, as compared to 54% of segment total revenue in the three months ended January 31, 2012.

•
Expenses decreased 2% in the three months ended January 31, 2013 to $2.8 million compared to $2.8 million in the three months ended January 31, 2012. Expenses were 33% of segment total revenue in the three months ended January 31, 2013, as compared to 30% of segment total revenue in the three months ended January 31, 2012.

Aerospace Products
•
Revenue decreased 36% from $2.7 million in the three months ended January 31, 2013 compared to $4.2 million in the three months ended January 31, 2012. This decrease is attributable to reduced Aerospace revenue of $1.5 million. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•
Costs decreased 19% to $2.5 million in the three months ended January 31, 2013 from $3.1 million in the three months ended January 31, 2012. Costs were 93% of segment total revenue in the three months ended January 31, 2013, as compared to 74% of segment total revenue in the three months ended January 31, 2012.

•
Expenses decreased 9% in the three months ended January 31, 2013 at $945 compared to $1.0 million in the three months ended January 31, 2012. Expenses were 35% of segment total revenue in the three months ended January 31, 2013, as compared to 25% of segment total revenue in the three months ended January 31, 2012.

Liquidity and Capital Resources

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2013 and beyond.

On May 1, 2011, BHC Investment Company (BHCI) exercised the option to acquire 100% of the Class A Preferred Interest in BHCMC, LLC. The ownership structure of BHCMC, LLC is now:

Membership Interest	Members of Board of Managers	Equity Ownership	Income (Loss) Sharing
Class A	3	20%	40%
Class B	4	80%	60%

Index

BHCMC, LLC, rents the casino building under the terms of a 25 year lease from BHC Development L.C. “BHCD”. Butler National Corporation, its management, or subsidiaries have no ownership interest in BHCI or BHCD.

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC require the completion of an addition to the Boot Hill Casino and Resort. The phase II development of an adjacent hotel and community owned special events center was funded by a third party, is completed, and open to the public. The Phase II expansion of Boot Hill Casino and Resort began in early 2012 and was completed in January 2013. Phase II expansion of the unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine leases, and casino earnings, with minimum exposure to Butler National Corporation. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and Resort and the Dodge City special events center (United Wireless Arena).In late January 2013 the snack bar was reopened with additional seating and space as the “Cowboy Cafe.”Boot Hill Casino and Resort now has approximately 800 gaming machines on the floor.

Analysis and Discussion of Cash Flow

During the nine months ended January 31, 2013 our cash position decreased by $1,993. We had net income of $372. Cash flows from operating activities provided $3,301. Non-cash activities consisting of depreciation and amortization contributed $2,417 and stock options issued to employees and directors contributed $107. Stock issued for services contributed $91. The following items decreased our cash position. Customer deposits and receivables increased by $997 while inventories decreased by $6. Prepaid expenses and other current assets decreased our cash by $1,878, while an increase in the nine months ended January 31, 2013 of accounts payable and accrued expenses increased our cash by an additional $340.

Cash used in investing activities was $6,724. We invested $405 to purchase used modification equipment and aircraft, $441 towards STCs, and $5,878 to fund the Phase II development project at Boot Hill Casino and Resort.

Cash provided by financing activities was $1,430. We reduced our debt by $2,361 and our line of credit by $375. We borrowed $365 to purchase a used aircraft and $3,051 to fund the Phase II development project at Boot Hill Casino and Resort.

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

Index

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in 2012. From fiscal year 2011 to fiscal year 2012 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2013 and 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Index

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2013.

Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting: In our opinion there were no material changes in the Company internal controls over financial reporting during the quarter covered in this report that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

PART II. - OTHER INFORMATION

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

Item 1A.	RISK FACTORS.
There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K for the fiscal year ended April 30, 2012.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.	MINE SAFETY DISCLOSURES.
None.

Item 5.	OTHER INFORMATION.
On March 12, 2013 the Company amended its bylaws to include Section 1.11, which now requires stockholder proposals (including proposals relating to the nomination of a director) to be provided in writing not less than 120 days before the first anniversary of the mailing date of the notice of the preceding year's stockholder annual meeting. The full bylaws of the Company are attached hereto as Exhibit 3.2 and incorporated herein by reference. The addition of Section 1.11 to the bylaws does not change the date upon which stockholder proposals must be received by the Company's Secretary (such date remains May 28, 2013, as previously identified in the Company's definitive proxy statement for the 2012 annual meeting of stockholders). New Section 1.11 of the Company's bylaws also requires that a stockholder proposal must contain the information required by the Securities Exchange Act of 1934 for any nominee to the board of directors. The submission to the Company must also include a brief description of the business proposed to be brought for the stockholder meeting, the reasons for conducting such business, a description of any material interest the person making the proposal may have in such business, and such information as to permit the Company to confirm the ownership of the Company's common stock held by the person making the proposal.

Item 6.	EXHIBITS.

10.1	Lease between Butler National Service Corporation and BHC Development, L.C., dated April 30, 2009

10.2	Legal Description Lot 1 in a future replat of Mariah Center

10.3	Legal Description Lot 2 in a future replat of Mariah Center

3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are approved by the Board of Directors onMarch 12, 2013.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

Index

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2012.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2013 and April 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Operations for the nine months ended January 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements, with detail tagging. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

March 14, 2013	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

March 14, 2013	/s/ Angela D. Shinabargar
Date	Angela D. Shinabargar
(Chief Financial Officer)

Index

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Lease between Butler National Service Corporation and BHC Development, L.C., dated April 30, 2009

10.2	Legal Description Lot 1 in a future replat of Mariah Center

10.3	Legal Description Lot 2 in a future replat of Mariah Center

3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit A of this Form 10Q filed on March 12, 2013.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2012.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2013 and April 30, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Operations for the nine months ended January 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements, with detail tagging. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”