Form 10-K
period 2013-04-30
BUTLER NATIONAL CORP
filed 2013-07-26
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended April 30, 2013
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
Registrant’s telephone number, including area code: (913) 780-9595
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock $.01 Par Value
(Title of Class)

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “non-accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $12,426,554 at October 31, 2012, when the closing price of such stock was $0.28.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 5, 2013, was 59,619,173 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

BUTLER NATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2013

PART I
PART II
PART III
PART IV

Forward Looking Statements

This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward looking statements are based largely on current expectations and projections about future events and trends affecting the business. In this report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “forecast,” “expect,” “plan,” “should,” “is likely” and similar expressions, as they relate to the business or to its management, are intended to identify forward looking statements, but they are not exclusive means of identifying them.

The forward looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K and the Cautionary Statements filed by us as Exhibit 99 to this form including the following factors:

•	the impact of general economic trends on the Company’s business;
•	the deferral or termination of programs or contracts for convenience by customers;
•	market acceptance of the Company’s Aerospace Products and or other planned products or product enhancements;
•	increased fuel and energy costs and the downward pressure on demand for our aircraft business;
•	the ability to gain and maintain regulatory approval of existing products and services and receive regulatory approval of new businesses and products;
•	the actions of regulatory, legislative, executive or judicial decisions of the federal, state or local level with regard to our business and the impact of any such actions;
•	failure to retain/recruit key personnel;
•	the availability of government funding;
•	delays in receiving components from third party suppliers;
•	the competitive environment;
•	the bankruptcy or insolvency of one or more key customers;
•	new product offerings from competitors;
•	protection of intellectual property rights;
•	the ability to service the international market;
•	acts of terrorism and war and other uncontrollable events;
•	joint ventures and other arrangements;
•	low priced penny-stock regulations;
•	general governance features;
•	United States and other country defense spending cuts;
•	our estimated effective income tax rates; estimated tax benefits; and merits of our tax position
•	potential future acquisitions; and
•	other factors disclosed from time to time in the Company’s filings with the Securities and Exchange Commission.

Except as expressly required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise after the date of this report. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company’s common stock.

Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this Form 10-K. The Company does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-K, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the “Securities Act”) and 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”).

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

The rest of this page intentionally left blank.

PART I

Item 1.	BUSINESS

General

Butler National Corporation (the “Company” or “BNC”) is a Kansas corporation formed in 1960, with corporate headquarters at 19920 West 161st Street, Olathe, Kansas 66062.

Current Activities - The Company focuses on two primary activities, Professional Services and Aerospace Products.

Aerospace Products:

Aircraft Modifications principally includes the modification of customer and company owned business-size aircraft from passenger to freighter configuration, addition of aerial photography capability, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault Falcon aircraft along with other specialized modifications. We provide these services through our subsidiary, Avcon Industries, Inc. (“Aircraft Modifications” or “Avcon”).

Avionics principally includes the manufacture, sale, and service of airborne electronic switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90, and the KC-10 aircraft, Transient Suppression Devices (TSDs) for fuel tank protection on Boeing Classic 737 and 747 aircraft, and other Classic aircraft using a capacitance fuel quantity indicating system (“FQIS”), airborne electronics upgrades for classic weapon control systems used on military aircraft and vehicles, and consulting services with airlines and equipment manufacturers regarding fuel system safety requirements. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona and the services through Butler National Corporation - Olathe, Kansas (“Avionics”, “Classic Aviation Products”, “Safety Products”, or “Switching Units”).

In September 2010 we expanded this division by the acquisition of Kings Avionics, Inc. The acquisition of Kings Avionics allowed us to transition into the new technology available in avionics. Kings Avionics sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems). These systems are flight display systems which include intuitive touchscreen controls with large display to give users unprecedented access to high-resolution terrain mapping, graphical flight planning, geo-referenced charting, traffic display, satellite weather and much more. Kings Avionics is also recognized nationwide for its troubleshooting and repair work particularly on autopilot systems.

Professional Services:

Butler National Services, Inc. (“BNSI” or “BNS”) provides monitoring and related repair services of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector.  On May 1, 2013 we sold our waste water monitoring business (Butler National Services, Inc.) to Beadle Enterprises, LLC.

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Butler National Service Corporation (“BNSC”) provides management services to the Boot Hill Casino, a “state owned casino” and to The Stables, an “Indian owned casino”.

Assets as of April 30, 2013, 2012, and 2011. Revenue for the year ended April 30, 2013, 2012, and 2011.

Assets	2013	2012	2011
Professional Services	54.4%	48.1%	31.2%
Aerospace Products	45.6%	51.9%	68.8%

Revenue	2013	2012	2011
Professional Services	73.2%	68.4%	59.1%
Aerospace Products	26.8%	31.6%	40.9%

Regulations

Regulation Under Federal Aviation Administration: Aerospace is subject to regulation by the Federal Aviation Administration (“FAA”). We manufacture products and parts under FAA Parts Manufacturing Authority (PMA) requiring qualification and traceability of all materials and vendors used by us. We make aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA. We repair aircraft parts pursuant to the authority granted by our FAA Authorized Repair Station. Violation or changes to FAA regulations could be detrimental to our operations.

Licensing and Regulation under Federal Indian Law: Gaming on Indian land is extensively regulated by Federal, State, and Tribal governments and authorities. Regulatory changes could limit or otherwise materially affect the types of gaming that may be conducted on Indian Land. All aspects of our business operations on Indian Lands are subject to approval, regulation, and oversight by the Bureau of Indian Affairs (“BIA”), the Secretary of the United States Department of the Interior (“Secretary”), and the National Indian Gaming Commission (“NIGC”). Our management of Class III gaming operations is also subject to approval of a Class III Gaming Compact between the Indian Tribe and the respective state. Failure to comply with applicable laws or regulations, whether Federal, State or Tribal, could result in, among other things, the termination of any management agreements which would have a material adverse effect on us. We are also required to comply with background checks as specified in Tribal-State Compacts before we can manage gaming operations on Indian land. There can be no assurance that we would continue to be successful in obtaining the necessary regulatory approvals for our gaming operations on a timely basis, or at all.

Licensing and Regulation under State Law: Our present and future stockholders are and will continue to be subject to review by regulatory agencies. Gaming licenses and/or background investigations (“license”) are required in connection with our management of a State of Kansas owned Lottery Gaming Facility (a casino). Our management personnel, Butler National and/or the managing subsidiaries, the key personnel of all entities may be required to have a Lottery Gaming Facility gaming license prior to conducting operations. The failure of the Company or the key personnel to obtain or retain a license could have a material adverse effect on the Company or on its ability to obtain or retain these licenses in other jurisdictions. Each such State Gaming Agency has broad discretion in granting, renewing, and revoking licenses. Obtaining such licenses and approvals will be time consuming and cannot be assured.

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

As a condition to obtaining and maintaining our various gaming approvals, we must submit reports to the Indian Tribe and the respective federal and state regulatory Agencies (the “Agency”). Any person owning or acquiring 5% or more of the Common Stock of the Company must be found suitable by one or more of the agencies or the Indian Tribes (the “Interest”). Any Agency has the authority to require a finding of suitability with respect to any stockholder regardless of the percentage of ownership.

If found unsuitable by any Agency or the Indian Tribe, the stockholder must offer all of the Interest in Company stock held by such stockholder to the Company for cash at the current market bid price less a fifteen percent (15%) administrative charge and the Company must purchase such Interest within six months of the offer. The stockholder is required to pay all costs of investigation with respect to a determination of his/her suitability. In addition, regardless of ownership, each member of the Board of Directors and certain officers of the Company are subject to a finding of suitability by any Agency and the Indian Tribe.

Financial Information about Industry Segments

Information with respect to our industry segments are found at Note 10 of Notes to Consolidated Financial Statements for the three year period ended April 30, 2013.

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

The Aircraft Modifications business derives its ability to modify aircraft from the authority granted to it by the Federal Aviation Administration (“FAA”). The FAA grants this authority by issuing a Supplemental Type Certificate (“STC”) after a detailed review of the design, engineering, functional documentation, and demonstrated flight evaluation of the modified aircraft. The STC authorizes Avcon to build the required parts and assemblies under FAA Parts Manufacturing Authority (“PMA”), and to make the installations on applicable aircraft.

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

Classic Aviation Products: Our mission is to provide and support economical products for older aircraft, often referred to as “Classic” aircraft. As a result of more than 40 years in the aircraft switching unit business, we recognize the potential to support many aircraft in the last half of their expected service life. The business mission of the company promotes us as a designer and supplier of “Classic Aviation Products”. A part of the Classic products are directed to supporting safety of flight for the older aircraft.

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

Aircraft Fuel System Safety: The FAA issued a Special Federal Aviation Requirement (“SFAR”) No. 88 titled “Fuel Tank System Fault Tolerance Evaluation Requirements” applicable to turbine-powered aircraft certified to carry 30 or more passengers or a certified payload capacity of 7,500 pounds or more. SFAR-88 has now become part of the fuel system safety regulations. One aspect of these regulations requires protection for auxiliary fuel tanks. We are actively working to manufacture TSDs to satisfy this market need.

We worked with the Original Equipment Manufacturer to design the Butler National Transient Suppression Device (“TSD”). The TSD is approved and certified by the Federal Aviation Administration (“FAA”) under STC number ST00846SE and is owned, manufactured, and marketed by us. The TSD is one solution to the requirements of AD 98-20-40 issued by the FAA to protect the aircraft fuel tanks from hazardous energy levels introduced through the wiring of the FQIS.

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

Generally, a “Management Agreement” between the Indian Tribe (the owner) and Butler National Service Corporation (the manager) is the final approval document issued by the National Indian Gaming Commission (“NIGC”) before a tribe is authorized to conduct Indian gaming. The Management Agreement or Contract is authorized and approved by the NIGC pursuant to the Indian Gaming Regulatory Act of 1988, PL 100-497, 102 Stat. 2467, 25 U.S.C. 2701-2721 (sometimes referred to as “IGRA”). Before the Management Agreement is approved by the NIGC, all required contracts with other parties must be approved; including, (a) the compact with the state for Class III gaming, if applicable, (b) compliance with the requirements of the National Environmental Protection Agency (“NEPA”), (c) a Tribal Gaming Ordinance approved by the NIGC, and (d) Indian land ownership or leases, if applicable, approved by the Bureau of Indian Affairs (“BIA”).

In 1995, BNSC signed a Management Agreement with the Modoc Tribe. Later, a Class III Indian Gaming Compact (a “Compact”) for a gaming establishment (known as “The Stables”) approved by the State of Oklahoma and by the Assistant Secretary, Bureau of Indian Affairs for the U.S. Department of the Interior. The Compact was published in the Federal Register on February 6, 1996, and is, therefore, deemed effective. The initial Compact authorized Class III (Off-Track Betting “OTB”) along with Class II (high stakes bingo) at a Modoc Indian land location within the boundaries of the City of Miami, Oklahoma. A later compact with the State of Oklahoma and the Modoc Tribe authorized certain Class III games under IGRA. Our Management Agreement was approved by the NIGC on January 14, 1997. The Modoc Tribe opened a gaming establishment known as The Stables in September 1998.

BNSC provided consulting and construction management for the development of The Stables and currently manage the establishment for the Modoc Tribe. The Stables facility was expanded in April 2002 to approximately 30,000 square feet and is located south of the Modoc Tribal Headquarters building in Miami, Oklahoma. The complex contains Class III gaming machines, Class III table games, Class II bingo machines, a bar, and a restaurant. The Oklahoma Class III compact for expanded casino gaming was approved June 1, 2005. The Modoc Tribe agreed to amend the Management Agreement to extend the expiration date through September 2018. The operating income, before corporate allocation, has contributed approximately $795 annually over the past three fiscal years.

We provide management services to the Boot Hill Casino, a “state owned casino” which commenced operations on December 15, 2009 through our subsidiary BHCMC, LLC (“BHCMC”), jointly owned by BNSC and BHC Investment Company, L.C. “BHCI”. “BNSC” had 99.6% ownership of BHCMC, LLC while BHCI had 0.4% ownership through April 30, 2011. The Boot Hill Casino is a destination designed to enhance and re-create the world famous 1879-1880’s experience near the historic Boot Hill destination in Dodge City, Kansas.

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

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC require the completion of an addition to the Boot Hill Casino. The Phase II development of an adjacent hotel and community owned special events center was funded by a third party, is completed, and open to the public. The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. Phase II expansion of the unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine leases, and casino earnings, with minimum exposure to Butler National Corporation. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). In late January 2013 the snack bar was reopened with additional seating and space as the “Cowboy Cafe.” Boot Hill Casino now has approximately 800 gaming machines on the floor.

Butler National Services, Inc. (“BNSI” or “BNS”) provides monitoring and related repair services of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector.  On May 1, 2013 we sold our waste water monitoring business (Butler National Services, Inc.) to Beadle Enterprises, LLC.

BCS Design, Inc. (“BCS”) provides licensed architectural services. These services include commercial and industrial building design.

Butler National Service Corporation (“BNSC”) provides management services to the Boot Hill Casino, a “state owned casino” and to The Stables, an “Indian owned casino”.

Patents and Trademarks: We have no patents, trademarks, licenses, franchises, or concessions that need to be held to do business other than the FAA, PMA, and Repair Station licenses. We maintain certain airframe alteration certificates, commonly referred to as Supplemental Type Certificates (“STC’s”), issued to us by the FAA, for the Aircraft Modification and Avionics businesses. The STC, PMA, and Repair Station licenses are not patents or trademarks. The FAA will issue an STC to anyone, provided that the person or entity documents and demonstrates to the FAA that a change to an aircraft configuration does not endanger the safety of flight. The PMA and Repair Station licenses are available to any person or entity, provided that the person or entity maintains the appropriate documentation and follows the appropriate manufacturing, repair and/or service procedures. The FAA requires the aircraft owner to have the STC document in the aircraft log after each modification is complete.

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

Backlog: Our backlog as of April 30, 2013, 2012, and 2011, was as follows:

Industry Segment
(in thousands)	2013	2012	2011
Aerospace Products	$3,130	$6,977	$9,545
Professional Services	179	1,839	423

Total backlog	$3,309	$8,816	$9,968

Our backlog as of July 5, 2013 totaled $4,018; consisting of $3,839 and $179, respectively, for Aerospace Products and Professional Services. The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. The backlog includes orders to be delivered after fiscal year 2014 in the amount of $440. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.

Employees: Other than persons employed by our gaming subsidiaries there were 98 full time and 1 part time employee on April 30, 2013 compared to 107 full time and 3 part time employees on April 30, 2012. As of July 5, 2013, staffing was 86 full time and 1 part time employees. Our staffing at Boot Hill Casino on April 30, 2013 was 215 full time and 63 part time employees and at July 5, 2013 was 213 full time employees and 60 part time employees. None of the employees are subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and Export Sales: International sales are made through authorized installation centers and direct to foreign customers to be completed and included in domestic operations. The sales to our customers outside the U.S. consisted of approximately $3,205 in the year ended April 30, 2013, $2,829 in the year ended April 30, 2012, and $1,769 in the year ended April 30, 2011. Sales from international operations are subject to changes in domestic and foreign laws, regulations and controls. All sales are made in U.S. dollars.

Executive Officers of the Registrant: The following people are executive officers of the registrant:
R. Warren Wagoner, 61 years old, Chairman of the Board of Directors
Clark D. Stewart, 73 years old, President and Chief Executive Officer

Christopher J. Reedy, 47 years old, Vice President and Secretary
Angela D. Shinabargar, 49 years old, Chief Financial Officer
Craig D. Stewart, 39 years old, Vice President

Available Information and Stock Exchange Information: Our internet address is www.butlernational.com. The content on our website is available for informational purposes only. You should not rely upon such content for investment purposes and such content is not incorporated by reference into this Form 10-K.

We make available free of charge on or through our Internet website under the heading “Corporate” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file, or furnish, such reports to the Securities and Exchange Commission. Stockholders may request free copies of these documents from us by writing to Butler National Corporation, 19920 West 161st Street, Olathe, Kansas 66062 or by calling 913-780-9595, or by sending an email request to investorrelations@butlernational.com.

Item 1A.	RISK FACTORS

Statements made in this report, the Annual Report on Form 10-K the Annual Report to Stockholders in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

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

General Governmental Regulations of Financial Reporting: The Company reports information to its stockholders and the general public pursuant to the regulations of various Federal and State Commissions and Agencies. These regulations require conformance by the Company to Generally Accepted Accounting Principles, to pronouncements of the Public Company Accounting Oversight Board (“PCAOB”), and to accounting and reporting directives issued by the commissions and agencies. The political and regulatory environment in which the Company is operating is dynamic and rapidly changing. Adoption and/or changes in regulations defining accounting procedures or reporting requirements could have a materially adverse effect on the Company. The Company depends upon the financial institutions and capital markets for financing to continue operations and to finance and develop new opportunities.

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

National Economy and Financing:
The status of the national economy and its slow growth outlook could be disproportionately affected by volatility and disruption of capital and credit markets and adverse changes in the global economy any of which could negatively impact our financial performance and our ability to access financing.  The ongoing credit and liquidity crisis has restricted the availability of capital and has caused capital (if available) to be much higher than it has traditionally been.

Adverse conditions in the local, regional, national and global markets have negatively affected our operations, and may continue to negatively affect our operations in the future. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. Gaming and Aviation activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending and adversely affect our operations.

War, Terrorism and Natural Disasters:
Acts of terrorism and war, natural disasters and severe weather may negatively impact our future profits.

Terrorist attacks and other acts of war or hostility create many economic and political uncertainties. We cannot predict the extent to which terrorism, security alerts or war, or hostilities throughout the world will continue to directly or indirectly impact our business and operating results. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. Given current conditions in the global insurance markets, we are substantially uninsured for losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect our properties, we would likely be adversely impacted.

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

Our success depends heavily upon the continued contributions of these key persons, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to attract and retain experienced professional staff. We have an employment agreement with our CEO; however, we do not maintain key person insurance on any of these key persons. If we were to lose the services of these key persons, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable replacements.

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

Major Customers: The termination of contracts with major customers or renegotiation of these contracts at less cost-effective terms could have a materially adverse effect on the Company. Irregularities in financial accounting procedures, financial reporting requirements and regulatory reporting requirements could cause major customers to become unstable and be unable to complete business transactions which could have a materially adverse effect on the Company. We have no “major customers” (10 percent or more of consolidated revenue). During the fiscal year ending April 30, 2013 we derived 14.8% of our revenue from five customers.

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

Low-Priced Penny Stock: Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Governance Features: Some provisions of our Articles of Incorporation and Bylaws could make it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. This includes, but is not limited to, provisions that: provide for a classified Board of Directors, prohibit stockholders from taking action by written consent, and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Kansas law K.S.A. 17-12, 101 that prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met, which could have the effect of delaying or preventing a change of control.

Regulation Under Federal Aviation Administration: Our Aerospace business is subject to regulation by the Federal Aviation Administration (“FAA”). We manufacture products and parts under FAA Parts Manufacturing Authority (PMA) requiring qualification and traceability of all materials and vendors used by us. We make aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA. We repair aircraft parts pursuant to the authority granted by our FAA Authorized Repair Station. Violation or changes to FAA regulations could be detrimental to our operations.

Licensing and Regulation under Federal Indian Law: Gaming on Indian land is extensively regulated by Federal, State, and Tribal governments and authorities. Regulatory changes could limit or otherwise materially affect the types of gaming that may be conducted on Indian Land. All aspects of our business operations on Indian Lands are subject to approval, regulation, and oversight by the Bureau of Indian Affairs (“BIA”), the Secretary of the United States Department of the Interior (“Secretary”), and the National Indian Gaming Commission (“NIGC”). Our management of Class III gaming operations is also subject to approval of a Class III Gaming Compact between the Indian Tribe and the respective state. Failure to comply with applicable laws or regulations, whether Federal, State or Tribal, could result in, among other things, the termination of any management agreements which would have a material adverse effect on us. We are also required to comply with background checks as specified in Tribal-State Compacts before we can manage gaming operations on Indian land. There can be no assurance that we would continue to be successful in obtaining the necessary regulatory approvals for our gaming operations on a timely basis, or at all.

Licensing and Regulation under State Law: Our present and future stockholders are and will continue to be subject to review by regulatory agencies. Gaming licenses and/or background investigations (“license”) are required in connection with our management of a State of Kansas owned Lottery Gaming Facility (a casino). Our management personnel, Butler National and/or the managing subsidiaries, the key personnel of all entities may be required to have a Lottery Gaming Facility gaming license prior to conducting operations. The failure of the Company or the key personnel to obtain or retain a license could have a material adverse effect on the Company or on its ability to obtain or retain these licenses in other jurisdictions. Each such State Gaming Agency has broad discretion in granting, renewing, and revoking licenses. Obtaining such licenses and approvals will be time consuming and cannot be assured.

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

As a condition to obtaining and maintaining our various gaming approvals, we must submit reports to the Indian Tribe and the respective federal and state regulatory Agencies (the “Agency”). Any person owning or acquiring 5% or more of the Common Stock of the Company must be found suitable by one or more of the agencies or the Indian Tribes (the “Interest”). Any Agency has the authority to require a finding of suitability with respect to any stockholder regardless of the percentage of ownership.

If found unsuitable by any Agency or the Indian Tribe, the stockholder must offer all of the Interest in Company stock held by such stockholder to the Company for cash at the current market bid price less a fifteen percent (15%) administrative charge and the Company must purchase such Interest within six months of the offer. The stockholder is required to pay all costs of investigation with respect to a determination of his/her suitability. In addition, regardless of ownership, each member of the Board of Directors and certain officers of the Company are subject to a finding of suitability by any Agency and the Indian Tribe.

We are Subject to Extensive Taxation Policies, Which may Harm our Business:  The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. If such an increase were to be enacted, our ability to incur additional indebtedness in the future to finance casino development projects could be materially and adversely affected. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time.

Boot Hill Casino, pursuant to its Management Contract with the State of Kansas pays total taxes between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue.  Boot Hill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which have ranged from $2.2 to $8.9 million on an annual basis.

Item 2.	PROPERTIES

Corporate:

Our corporate headquarters are located in a 9,000 square foot owned facility for office and storage space at 19920 West 161st Street, in Olathe, Kansas.

Aerospace Products:

Butler National Corporation has an office and manufacturing operations at 4654 South Ash Ave, Tempe, Arizona in a 16,110 square foot owned facility.

Kings Avionics, Inc. is located at 280 Gardner Dr., Ste. 3, New Century, Kansas in a 19,500 square foot facility with annual rent of approximately $168.

Avcon Industries, Inc. is located at 714 North Oliver Road, Newton, Kansas, in a 42,700 square foot leased facility of hangar and office space at the municipal airport in Newton, Kansas, at an annual rent of approximately $150.

Butler National Aircraft Certification Center is located at One Aero Plaza, New Century, Kansas in a 36,000 square foot facility with hangar space with a seven year lease of Hangar 5 at the New Century Airport in New Century, Kansas. The annual rent is approximately $48.

Professional Services:

Butler National Services, Inc. is located at 2772 NW 31st Ave, Ft. Lauderdale, Florida at an annual rent of approximately $34.  On May 1, 2013 we sold our waste water monitoring business (Butler National Services, Inc.) to Beadle Enterprises, LLC.

BHCMC, LLC is located at 4000 W. Comanche in Dodge City, Kansas in a 60,000 square feet building known as the Boot Hill Casino facility at an annual rent of approximately $4,606 in fiscal year ended April 30, 2013 and an estimate of $4,652 in fiscal year ended April 30, 2014.

BCS Design, Inc. has a 10,800 square foot owned facility located at 19930 W. 161st, Olathe, Kansas.

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

BHCMC, LLC and BHC Development LC filed a lawsuit in the United States District Court on June 21, 2012 against Bally Gaming Inc. doing business as Bally Technologies for breach of contract and negligent misrepresentation, among other claims related to the performance of computer software systems. BHCMC and BHC Development seek damages in excess of $75. Bally’s has counterclaimed for an alleged breach of contract and an alleged continued use of the system. Bally's alleges damages in excess of $411 which BHCMC and BHC Development deny. BHCMC and BHC Development are vigorously contesting the counterclaims.

As of July 5, 2013, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4.	MINE SAFETY DISCLOSURES.

None.

The rest of this page intentionally left blank.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK (BUKS):

(a)            Market Information: Our shares are exclusively quoted on OTC Markets Group’s OTC Link platform on the OTCQB tier.

The range of the high and low bid prices per share of the our common stock, for fiscal years 2013 and 2012, as reported by OTC Markets Group, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2013		Year Ended April 30, 2012
	Low	High	Low	High
First quarter	$0.27	$0.36	$0.58	$0.76
Second quarter	$0.23	$0.32	$0.36	$0.72
Third quarter	$0.17	$0.27	$0.30	$0.50
Fourth quarter	$0.16	$0.21	$0.22	$0.48

(b)	Holders: The approximate number of holders of record of our common stock, as of July 5, 2013, was 2,900. The price of the stock as of July 5, 2013 was approximately $0.15 per share.
(c)	Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:

As of July 5, 2013 there were no Convertible Preferred shares or Convertible Debenture notes outstanding.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	7,262,064	$0.49	0	(1)
Equity compensation plans not approved by stockholders	0	0	0
Total	7,262,064	$0.49	0

(1)            See Note 5 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance.

Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2012 through April 30, 2013	0	0.00	0

Total	0	$0.00	0

Item 6.	SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, and with the Consolidated Financial Statements and related Notes included elsewhere in the report.

	Year Ended April 30 (In thousands except per share data)

	2013	2012	2011	2010	2009
Total revenues	$50,829	$54,414	$46,335	$32,577	$18,093

Operating income	$1,503	$5,486	$2,828	$3,344	$1,832

Net income (loss) attributable to Butler National Corporation	$(148)	$1,900	$1,259	$2,890	$829

Basic earnings per common share	$0.00	$0.03	$0.02	$0.05	$0.02

Selected Balance Sheet Information
Total assets	$43,860	$40,562	$32,158	$29,566	$25,798
Long-term obligations (excluding current maturities)	$10,155	$8,678	$4,940	$4,305	$6,345
Cash dividends declared per common share	None	None	None	None	None

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management Discussion and Analysis (MD&A) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (Notes).

Our fiscal year ends on April 30. Fiscal years 2013, 2012 and 2011 consisted of 52 weeks and ended on April 30, 2013, April 30, 2012 and April 30, 2011, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.

Management Overview

Management is focused on increasing long-term shareholder value from increased cash generation, earnings growth, and prudently managing capital expenditures. We plan to do this by continuing to drive increased revenues from product and service innovations, strategic acquisitions, and targeted marketing programs.

Our revenues are primarily derived from two very different business segments; Aerospace Products and Professional Services. These segments operate through various Butler National subsidiaries and affiliates listed on Exhibit 21 of this Form 10K.

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

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation (“BNSC”) and BHCMC, LLC (“BHCMC”), (b) licensed architectural services to the business community through BCS Design (“BCS”), and (c) monitoring services to owners and operators of intelligence gathering systems through Butler National Services, Inc. (“BNSI”).

Professional Services grew from the experiences gained from the BNSI monitoring products and services of the 1980’s including SCADA systems and products including digital voice technology for the telephone industry and nuclear plant and civil defense warning systems. BNSI sold these Professional Services and products to utilities and municipalities resulting in relatively stable revenue streams. The defense warning products were sold in the 1980’s to a third party leaving only the BNSI service business in Florida (on May 1, 2013 we sold our waste water monitoring business (Butler National Services, Inc.) to Beadle Enterprises, LLC.

In the early 1990’s, management determined that more revenue stable business units were needed to sustain the Company. Members of the Board of Directors had contacts with several American Indian tribes, other members of the Board were associated with gaming operators in Las Vegas and the 1988 Indian Gaming Regulatory Act (IGRA) which was relatively new to the industry. We reached out to various Indian tribes with land in the area to explore the opportunities for operations under IGRA. This resulted in the “Stables” an Indian owned casino on Modoc Indian land opened in September 1998 developed and managed by BNSC. The Stables Management Agreement has been available on the website maintained by the National Indian Gaming Commission (“NIGC”). The Stables Management Agreement was subsequently amended by various amendments dated April 30, 2003 (the “First Amendment”), November 30, 2006 (the “Second Amendment”), October 19, 2009 (the “Third Amendment”) and September 22, 2011 (the “Fourth Amendment”). The result of the First Amendment, Second Amendment, Third Amendment and Fourth Amendment is to provide that twenty (20%) of net profits from The Stables are distributed to BNSC, to end per the management agreement the participation of the Miami Indian tribe from the business and to extend the duration of the Stables Management Agreement through September 30, 2018. BCS Design has also assisted with the design, construction and continued refurbishment of the Stables.

From this experience with IGRA and the success of the Indian gaming industry, we determined that the IGRA model may be applicable for state owned gaming. We spent Butler National Corporation innovation, legal and market development funds to design and encourage the use of an Indian owned gaming model in the State of Kansas. From these efforts, Kansas enacted the Kansas Expanded Lottery Act (KELA) in 2007 allowing four state owned casinos to be developed in Kansas. In 2007, BNSC made application to manage a state owned casino. In 2008, BNSC was awarded a fifteen year term to manage the Boot Hill Casino in Dodge City, Kansas pursuant to a Lottery Gaming Facility Management Contract (the “Boot Hill Casino Management Contract”). The Boot Hill Casino Management Contract was amended on December 29, 2009 (the “First Amendment to the Boot Hill Casino Management Contract”) to bring the definition of “Fiscal Year” in line with the fiscal year of BNSC (May 1 to April 30). BHCMC was organized to be the manager of the Boot Hill Casino in Dodge City, Kansas. The casino opened in December 2009.

The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. The unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine leases, and casino earnings, with minimum exposure to Butler National Corporation. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). In late January 2013 the snack bar was reopened with additional seating and space as the “Cowboy Cafe.” Boot Hill Casino now has approximately 800 gaming machines on the floor.

By 2009, Butler National Corporation was clearly established into two segments; the Professional Services and Aerospace Products business segments.

Results Overview

Our fiscal 2013 revenue decreased 7% to $50.8 million compared to $54.4 million in fiscal 2012.  In fiscal 2013 the Professional Services revenue was relatively unchanged at $37.2 million. There was a decrease of 21% in the Aerospace Products revenue in fiscal 2013. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Our fiscal 2013 net income decreased 108% to a net loss of $148 compared to net income of $1,900 in fiscal 2012. Diluted earnings per share decreased to $(0.00) for fiscal 2013 compared to $0.03 in fiscal 2012. We continue focusing on our margin expansion initiatives, including efficiencies in our implementation and operational processes and controlling general and administrative expenses. The fiscal 2013 operating margin was 3%, a decrease of seven percentage points from our margin of 10% in fiscal 2012.

RESULTS OF OPERATIONS

Fiscal 2013 compared to Fiscal 2012
(dollars in thousands)	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change 2012-2013
Revenues:
Professional Services	$37,202	73%	$37,226	68%	0%
Aerospace Products	13,627	27%	17,188	32%	(21)%

Total revenues	50,829	100%	54,414	100%	(7)%

Costs and expenses:
Cost of Professional Services	21,090	42%	20,335	37%	4%
Cost of Aerospace Products	11,451	23%	11,522	21%	(1)%
Marketing and advertising	4,223	8%	5,218	10%	(19)%
Employee benefits	2,161	4%	2,874	5%	(25)%
Depreciation and amortization	3,276	6%	2,199	4%	49%
General, administrative and other	7,125	14%	6,780	12%	5%

Total costs and expenses	49,326	97%	48,928	90%	1%
Operating income	$1,503	3%	$5,486	10%	(73)%

Revenues:

Revenue decreased 7% to $50.8 fiscal 2013, compared to $54.4 million in fiscal 2012.

•	Professional Services derives its revenue from professional management services in the gaming industry through BNSC and BHCMC, licensed architectural services to the business community through BCS Design and monitoring services to owners and operators of SCADA through BNSI. Revenue from Professional Services was relatively unchanged at $37.2 million in fiscal 2013 and 2012.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 21% to $13.6 million in fiscal 2013 compared to $17.2 million in fiscal 2012. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 0.8% in fiscal 2013 to $49.3 million compared to $48.9 million in fiscal 2012. Costs and expenses were 97% of total revenue in fiscal 2013, compared to 90% of total revenue in fiscal 2012. The increased costs and expenses as a percent of total revenue in fiscal 2013 were primarily driven by an increase in labor, material, depreciation and amortization expenses.

Marketing and advertising expenses as a percent of total revenue was 8% in fiscal 2013, as compared to 10% in fiscal 2012. These expenses decreased 19% to $4.2 million in fiscal 2013, from $5.2 million in fiscal 2012. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions. Boot Hill Casino marketing expenses increased $491, however other gaming development expenses decreased. The Boot Hill Casino increase was primarily attributable to additional focus in the Professional Services business reflecting a marketing plan to target specific marketing sectors to increase destination casino revenue. The Boot Hill Casino definition of the market includes the area east from the Rocky Mountains to the Mississippi River and the southern Canadian border to the northern border of Mexico.

Employee benefits expenses as a percent of total revenue was 4% in fiscal 2013, compared to 5% in fiscal 2012. These expenses decreased 25% to $2.2 million in fiscal 2013, from $2.9 million in fiscal 2012. These expenses include the employers’ share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans. The decreased expenses are related to a decrease in the number of employees in Professional Services.

Depreciation and amortization expenses as a percent of total revenue was 6% in fiscal 2013, compared to 4% in fiscal 2012. These expenses increased 49% to $3.3 million in fiscal 2013, from $2.2 million in fiscal 2012. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for fiscal 2013 was $1.3 million compared to $327 in fiscal 2012.

General, administrative and other expenses as a percent of total revenue was 14% in fiscal 2013, compared to 12% in fiscal 2012. These expenses increased 5% to $7.1 million in fiscal 2013, from $6.8 million in fiscal 2012. The increase reflects increased costs of administrative personnel in Professional Services, increased legal fees and expenses, and increased outside professional consulting fees related to working within the Kansas gaming regulations.  Increased insurance costs accounted for approximately 54% of the increase.

Other income (expense):

Interest and other expenses were $1.5 million in fiscal 2013 compared with interest and other expenses of $748 in fiscal 2012, an increase of $763, 102%, from fiscal 2012 to fiscal 2013. Interest of $1.2 million was related to obligations of BHCMC, LLC.

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

The rest of this page intentionally left blank.

The following table presents a summary of our operating segment information for fiscal years 2013 and 2012:

(dollars in thousands)	2013	Percent of Revenue	2012	Percent of Revenue	Percent Change 2012-2013
Professional Services
Revenues
Boot Hill Casino	$32,595	88%	$32,403	87%	1%
Management/Professional Services	4,607	12%	4,823	13%	(4)%
Revenues	37,202	100%	37,226	100%	0%

Costs of Professional Services	21,090	57%	20,335	55%	4%
Expenses	13,125	35%	13,963	38%	(6)%
Total costs and expenses	34,215	92%	34,298	92%	0%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$2,987	8%	$2,928	8%	2%

(dollars in thousands)	2013	Percent of Revenue	2012	Percent of Revenue	Percent Change 2012-2013
Aerospace Products
Revenues	$13,627	100%	$17,188	100%	(21)%

Costs of Aerospace Products	11,451	84%	11,522	67%	(1)%
Expenses	3,660	27%	3,108	18%	18%
Total costs and expenses	15,111	111%	14,630	85%	3%

Aerospace Products operating income (loss)	$(1,484)	(11)%	$2,558	15%	(158)%

Professional Services
•	Revenue from Professional Services were relatively unchanged at $37.2 million in fiscal 2013 and fiscal 2012.

In the fiscal 2013 Boot Hill Casino received gross receipts for the State of Kansas of $43.2 million compared to $43.6 million in fiscal 2012. Mandated fees, taxes and distributions reduced gross receipts by $13.9 million resulting in gaming revenue of $29.3 million in fiscal 2013 compared to $28.9 million in fiscal 2012 an increase of 1.4%.

The remaining management and Professional Services revenue include professional management services in the gaming industry, licensed architectural services, food, beverage, and retail from Boot Hill Casino, and monitoring services for SCADA systems. Gaming related revenue including food, beverage, and retail decreased 5.7% to $3.3 million in fiscal 2013 compared to $3.5 million in fiscal 2012. Professional Services revenue including architectural, engineering and monitoring services decreased 4.5% to $4.6 million in fiscal 2013.
•	Costs increased 4% in fiscal 2013 to $21.1 million compared to $20.3 million in fiscal 2012. Costs were 57% of segment total revenue in fiscal 2013, compared to 55% of segment total revenue in fiscal 2012. The increase in direct costs were a result of additional electronic gaming machines and additional table games.
•	Expenses decreased 6% in fiscal 2013 to $13.1 million compared to $14 million in fiscal 2012. Expenses were 35% of segment total revenue in fiscal 2013, compared to 38% of segment total revenue in fiscal 2012.

Aerospace Products
•	Revenue decreased 21% to $13.6 million in fiscal 2013 compared to $17.2 million in fiscal 2012. This decrease is attributable to reduced revenue of $3.6 million in the Aerospace segment. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.
•	Costs were relatively unchanged in fiscal 2013 at $11.5 million compared to fiscal 2012. Costs were 84% of segment total revenue in fiscal 2013, compared to 67% of segment total revenue in fiscal 2012.
•	Expenses increased 18% in fiscal 2013 at $3.7 million compared to $3.1 million in fiscal 2012. Expenses were 27% of segment total revenue in fiscal 2013, compared to 18% of segment total revenue in fiscal 2012.

Fiscal 2012 compared to Fiscal 2011

(dollars in thousands)	2012	Percent of Total Revenue	2011	Percent of Total Revenue	Percent Change 2011-2012
Revenues:
Professional Services	$37,226	68%	$27,390	59%	36%
Aerospace Products	17,188	32%	18,945	41%	(9)%

Total revenues	54,414	100%	46,335	100%	17%

Costs and expenses:
Cost of Professional Services	20,335	37%	19,030	41%	7%
Cost of Aerospace Products	11,522	21%	11,772	25%	(2)%
Marketing and advertising	5,218	10%	3,200	7%	63%
Employee benefits	2,874	5%	2,288	5%	26%
Depreciation and amortization	2,199	4%	1,411	3%	56%
General, administrative and other	6,780	12%	5,806	13%	17%

Total costs and expenses	48,928	90%	43,507	94%	12%
Operating income	$5,486	10%	$2,828	6%	94%

Revenues:

Revenue increased 17% to $54.4 million in fiscal 2012, compared to $46.3 million in fiscal 2011.

•	Professional Services derives its revenue from professional management services in the gaming industry through BNSC and BHCMC, licensed architectural, and engineering services to the business community through BCS Design and monitoring services to owners and operators of SCADA through BNSI. Revenue from Professional Services increased 36% from $27.4 million in fiscal 2011 to $37.2 million in fiscal 2012. The increase in Professional Services revenue was driven by increased revenue from Boot Hill Casino of $9.7 million and all other Professional Services of $111.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 9% in fiscal 2012, compared to $18.9 million in fiscal 2011. This decrease is attributable to decreases in Aerospace Products. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 12% in fiscal 2012 to $48.9 million compared to $43.5 million in fiscal 2011. Costs and expenses were 90% of total revenue in fiscal 2012, compared to 94% of total revenue in fiscal 2011.

Marketing and advertising expenses as a percent of total revenue was 10% in fiscal 2012, compared to 7% in fiscal 2011. These expenses increased 63% to $5.2 million in fiscal 2012, from $3.2 million in fiscal 2011. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions. Boot Hill Casino marketing expenses increased $862  or 62% from fiscal 2011.  The marketing plan is to target specific marketing sectors to increase destination casino revenue. The Boot Hill Casino definition of the market includes the area east from the Rocky Mountains to the Mississippi River and the southern Canadian border to the northern border of Mexico.

Employee benefits expenses as a percent of total revenue was 5% in fiscal 2012 and fiscal 2011. These expenses increased 26% to $2.9 million in fiscal 2012, from $2.3 million in fiscal 2011. These expenses include the employers’ share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans. The increased expenses are related to an increase in the number of employees in Professional Services.  The expense for health insurance and workers compensation however continues to increase on a per employee basis.

Depreciation and amortization expenses as a percent of total revenue was 4% in fiscal 2012, compared to 3% in fiscal 2011. These expenses increased 56% to $2.2 million in fiscal 2012, from $1.4 million in fiscal 2011. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for fiscal 2012 was $327 compared to $17 in fiscal 2011.

General, administrative and other expenses as a percent of total revenue was 12% in fiscal 2012, compared to 13% in fiscal 2011. These expenses increased 17% to $6.8 million in fiscal 2012, from $5.8 million in fiscal 2011. The increase reflects an increase in the number of administrative personnel in Professional Services.

Other income (expense):

Interest and other expenses were $747 in fiscal 2012 compared with interest and other expenses of $399 in fiscal 2011, an increase of $348, or 87%, from fiscal 2011. Interest of $365 was related to obligations of BHCMC, LLC.

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

The following table presents a summary of our operating segment information for fiscal years 2012 and 2011:

(dollars in thousands)	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change 2011-2012
Professional Services
Revenues
Boot Hill Casino	$32,403	87%	$22,678	83%	43%
Management/Professional Services	4,823	13%	4,712	17%	2%
Revenues	37,226	100%	27,390	100%	36%

Costs of Professional Services	20,335	55%	19,030	69%	7%
Expenses	13,963	38%	9,088	33%	54%
Total costs and expenses	34,298	92%	28,118	103%	22%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$2,928	8%	$(728)	(3)%	502%

(dollars in thousands)	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change 2011-2012
Aerospace Products
Revenues	$17,188	100%	$18,945	100%	(9)%

Costs of Aerospace Products	11,522	67%	11,772	62%	(2)%
Expenses	3,108	18%	3,617	19%	(14)%
Total costs and expenses	14,630	85%	15,389	81%	(5)%

Aerospace Products operating income (loss)	$2,558	15%	$3,556	19%	(28)%

Professional Services
•	Revenue from Professional Services increased 36% to $37.2 million in fiscal 2012 from $27.4 million in fiscal 2011. The increase in Professional Services revenue was driven by increased revenue from gaming activities of $9.7 million and other management and Professional Services of $111.

In fiscal 2012 Boot Hill Casino received gross receipts for the State of Kansas of $43.6 million compared to $39.1 million in fiscal 2011. Mandated fees, taxes and distributions reduced gross receipts by $14.7 million resulting in gaming revenue of $28.9 million in fiscal 2012 compared to $19.6 million in fiscal 2011 an increase of 48%.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, licensed architectural services, food, beverage, and retail from Boot Hill Casino, and monitoring services for SCADA systems. Gaming related revenue including food, beverage, and retail increased 13% to $3.5 million in fiscal 2012 compared to $3.1 million in fiscal 2011. Professional Services revenue including architectural, engineering and monitoring services increased 2.4% to $4.8 million in fiscal 2012, compared to $4.7 million in fiscal 2011.
•	Costs increased 7% in fiscal 2012 to $20.3 million compared to $19 million in fiscal 2011. Costs were 55% of segment total revenue in fiscal 2012, compared to 69% of segment total revenue in fiscal 2011.
•	Expenses increased 54% in fiscal 2012 to $14 million compared to $9.1 million in fiscal 2011. Expenses were 38% of segment total revenue in fiscal 2012, compared to 33% of segment total revenue in fiscal 2011.

Aerospace Products
•	Revenue decreased 9% from $17.2 million in fiscal 2012 compared to $18.9 million in fiscal 2011. This decrease is attributable to reduced Aerospace revenue of $1.7 million. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.
•	Costs decreased 2% to $11.5 million in fiscal 2012 from $11.8 million in fiscal 2011. Costs were 67% of segment total revenue in fiscal 2012, compared to 62% of segment total revenue in fiscal 2011.
•	Expenses decreased 14% in fiscal 2012 at $3.1 million compared to $3.6 million in fiscal 2011. Expenses were 18% of segment total revenue in fiscal 2012, compared to 19% of segment total revenue in fiscal 2011.

Liquidity and Capital Resources (in thousands)

At April 30, 2013, the Company was utilizing two lines of credit totaling $3.5 million. The unused line at April 30, 2013 was $2.1 million. During the current year these funds were primarily used for the purchase of inventory and aircraft modification STC development for the modifications and avionics operations.

We believe the line of credit will be extended when it is due and do not anticipate the full repayment of this note in fiscal 2014. Our $1 million line of credit has been extended to August 2013.  Our $2.5 million line of credit matures April 2015.  The lines of credit are collateralized by the first and second positions on all assets of the Company.

At April 30, 2013, there were several notes collateralized by aircraft security agreements totaling $1,957. These notes were used for the purchase and modifications of these collateralized aircraft and Kings Avionics, Inc.

There are three notes at a bank totaling $1,691 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is March 2019.

One note totaling $333 remain for real estate purchased in November 2007 and June 2009 in Dodge City, Kansas.

One note with a balance of $202 is collateralized by the first and second position lien on all assets of the Company. This was used as capital for our daily business operations in 2006. There are several other notes collateralized by automobiles and equipment totaling an additional $137.

BHCMC entered into an obligation with Konami Gaming Inc. effective August 1, 2012 in the amount of $1,733.  The purchase of the gaming system was installed at Boot Hill Casino in mid-August and has a current balance of $1,169.

BHCMC arranged to acquire for ownership by the Kansas Lottery additional gaming machines.  The balance of this financed payable is $958.

In January 2012 we entered into an obligation with BHCI for a total of $7,423. The remaining balance on the obligation is $5,949.

On August 24, 2012 BHCMC and BHCI entered into a second lease of $2,500 for tenant improvements related to expansion of Boot Hill Casino commencing on November 1, 2012.  BHCMC remaining obligation is $2.3 million.

We are not in default of any of our notes as of July 5, 2013.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2013 and beyond.

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC require the completion of an addition to the Boot Hill Casino. The Phase II development of an adjacent hotel and community owned special events center was funded by a third party, is completed, and open to the public. The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. Phase II expansion of the unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine leases, and casino earnings, with minimum exposure to Butler National Corporation. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). In January 2013 the snack bar was reopened with additional seating and space as the “Cowboy Cafe.” Boot Hill Casino now has approximately 800 gaming machines on the floor.

Analysis and Discussion of Cash Flow

During fiscal 2013 our cash position decreased by $2,283. We had net income of $809. Cash flows from operating activities provided $4,192. Non-cash activities consisting of depreciation and amortization contributed $3,528 and stock options issued to employees and directors contributed $110 and 401K stock issues contributed $281. Stock issued for services contributed $90. The following items decreased our cash position. Customer deposits and various receivables decreased by $1,325 while inventories increased our cash position by $207. Prepaid expenses and other current assets increased our cash by $664, while an increase in fiscal 2013 of accounts payable and accrued expenses decreased our cash by an additional $36.

Cash used in investing activities was $8,159. We invested $435 to purchase used modification equipment and aircraft, $442 towards STCs, and $7,170 to fund the Phase II development project at Boot Hill Casino.  Approximately $102 was used in the repair of Hangar facilities at New Century airport, and $10 on property in Dodge City, Kansas.

Cash provided by financing activities was $1,684. We reduced our debt by $3,509 and our line of credit by $915. We borrowed $365 to purchase a used aircraft and $4,233 to fund the Phase II development project and casino software at Boot Hill Casino.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2013. From fiscal year 2012 to fiscal year 2013 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2014 and 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations:

Tabular Disclosure of Contractual Obligations

Payments Due By Period
(Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	2 Years FY 2015	3 Years FY 2016	4 Years FY 2017	5 Years FY 2018	Thereafter

Long-term debt/capital lease obligations	$14,706	$4,551	$3,680	$3,090	$2,459	$662	$264

Operating lease obligations	1,268	366	293	224	224	138	23

Facility rent obligations	111,913	4,652	4,698	4,745	4,793	4,840	88,185

Promissory notes	1,377	1,377	0	0	0	0	0

TOTAL	$129,264	$10,946	$8,671	$8,059	$7,476	$5,640	$88,472

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Expected Maturity Date
(Dollars in thousands)

	2014		2015		2016		2017		2018		There- after		Total		Fair Value
Assets
Note receivable:	$0		$0		$0		$0		$0		$0		$0		$0
Variable rate
Average interest rate	N/	A	N/	A	N/	A	N/	A	N/	A	N/	A	N/	A	N/	A
Liabilities
Promissory notes	$1,377		$0		$0		$0		$0		$0		$1,377		$1,377
Long-term debt:	$4,551		$3,680		$3,090		$2,459		$662		$264		$14,706		$14,706
Variable rate
Average interest rate	13.3%		12.0%		14.5%		14.3%		14.1%		8.5%		12.8%		12.8%

Interest Payments
Est. interest payments:	$605		$442		$448		$352		$93		$22		$1,962

Scheduled interest payments are calculated on a fixed rate basis, if known, and the remaining interest will be calculated on the average current rate, including imputed interest calculations at 7%.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant are set forth on pages 55 through 71 of this report.

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

Evaluation of disclosure controls and procedures: Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2013.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2013.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company registered public accounting firm because Section 989G(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts us, a company with a public float of less than $75 million from the requirement that our registered public accounting firm attest to our financial controls.

Limitations on Controls
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting: In our opinion there were no material changes in the Company internal controls over financial reporting during the three months ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B.	Other Information

We believe all material information is reported on Form 8-K reports.

The rest of this page intentionally left blank.

PART III

Qualifications and Skills of Directors: The Company believes that its Board as a whole should encompass a range of talent, skill, diversity, and expertise enabling it to provide sound guidance with respect to the Company’s operations and interests. In addition to considering a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the Board and the evolving needs of our businesses.

The Board of Directors identifies candidates for election to the Board of Directors; reviews their skills, characteristics and experience. The Board of Directors seeks directors with strong reputations and experience in areas relevant to the strategy and operations of the Company’s businesses, particularly industries and growth segments that the Company serves, such as avionics, aircraft modifications and gaming. Each of the Company’s current Directors has experience in core management skills, such as strategic and financial planning, public company financial reporting, corporate governance, risk management, and leadership development.

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

Diversity as a Factor in Selection of Board Candidates: The Board does not have a formal policy with respect to diversity. However, the Board believes that it is essential that the Board members represent diverse viewpoints, with a broad array of experiences, professions, skills and backgrounds that, when considered as a group, provide a sufficient mix of perspectives to allow the Board to best fulfill its responsibilities to the long-term interests of the Company’s stockholders.

Board’s Role in Risk Oversight and Board Leadership Structure: The Board has determined that the positions of Chairman of the Board and Chief Executive Officer should be held by different persons. Under our corporate governance principles, the Chairman of the Board is responsible for coordinating the Board’s activities, including scheduling of meetings of the full Board, scheduling executive sessions of the non-employee directors and setting relevant items on the agenda (in consultation with the Chief Executive Officer as necessary or appropriate). The Board believes this leadership structure enhances the Board’s oversight of Company management, the ability of the Board to carry out its roles and responsibilities on behalf of our stockholders, and our overall corporate governance.

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

Name of Director, Age and Term	Served Since	Principal Occupation for Last Five Years and Other Directorships
Clark D. Stewart (73) Up for re-election for fiscal year end 2015	1989	President of the Company from September 1, 1989 to present.

R. Warren Wagoner (61) Up for re-election for fiscal year end 2015	1986	Chairman of the Board of Directors of the Company since August 30, 1989.

David B. Hayden (67) Up for re-election for fiscal year end 2014	1996	Co-owner and President of Kings Avionics, Inc. since 1974 prior to its acquisition in 2010. Director since 1996.

Michael J. Tamburelli (50) Up for re-election for fiscal year end 2014	2010
General Manager of the Isle of Capri Kansas City, Missouri 2004-2008, General Manager Boot Hill Casino & Resort 2009-2010, General Manager of Cherokee National Casino, West Siloam Springs, Oklahoma 2010-2011, General Manager Presque Isle Downs, Erie, Pennsylvania since 2012. Director since 2010.

Bradley K. Hoffman (39) Up for re-election for fiscal year end 2013	2010	Vice President – Corporate Strategy of ISG Technology, Inc. since 2005. Director since 2010.

The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of stockholders and at special meetings held during the year. The executive officers are as follows:

Name	Age	Position
R. Warren Wagoner	61	Chairman of the Board of Directors
Clark D. Stewart	73	President and Chief Executive Officer
Christopher J. Reedy	47	Vice President and Secretary
Angela D. Shinabargar	49	Chief Financial Officer
Craig D. Stewart	39	Vice President

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

Craig D. Stewart worked for Accenture, a global management consulting, technology services and outsourcing company, from 1997 to 2003.  Mr. Stewart joined the Company in January 2004 and became Vice President of the Company in 2013.

Directorships Held within the Past Five Years:

Current Directorships:

Name	Company	Date(s) of Directorship
Clark D. Stewart	Butler National Corporation	Since 1989
R. Warren Wagoner	Butler National Corporation	Since 1986
David B. Hayden	Butler National Corporation	Since 1996
Michael J. Tamburelli	Butler National Corporation	Since 2010
Bradley K. Hoffman	Butler National Corporation	Since 2010

Past Directorships:
Clark D. Stewart	None
R. Warren Wagoner	None
David B. Hayden	None
Michael J. Tamburelli	None
Bradley K. Hoffman	None

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

Audit Committee and Audit Committee Expert of the Company

AUDIT COMMITTEE REPORT

The current members of the Audit Committee are Mr. David B. Hayden, Mr. Bradley K. Hoffman, and Mr. Tad McMahon. Mr. Hoffman is an independent member under the Nasdaq listing standards. The Audit Committee met five times during fiscal year 2013, excluding actions by unanimous written consent.

Each member of the Audit Committee has experience or education in business or financial matters sufficient to provide him or her with a working familiarity with basic finance and accounting matters of the company.

The Audit committee is primarily concerned with the effectiveness of the Company accounting policies and practices, financial reporting and internal controls. The Audit Committee is authorized (i) to make recommendations to the Board of Directors regarding the engagement of the Company independent auditors, (ii) to review the plan, scope and results of the annual audit, the independent auditors’ letter of comments and management response thereto, (iii) to approve all audit and non-audit services, (iv) to review the Company policies and procedures with respect to internal accounting and financial controls and (v) to review any changes in accounting policy.

Audit Committee Financial Expert

The Company’s Board of Directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The Board of Directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the Board of Directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain Board members who qualify as “audit committee financial experts,” and competition for these individuals is significant. The Board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors and oversees the entire audit function including the selection of independent registered public accounting firm. Management has the primary responsibility for the consolidated financial statements and the financial reporting process including internal control over financial reporting and the Company’s legal and regulatory compliance. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed with management the audited consolidated financial statements for the year ended April 30, 2013 including a discussion of the acceptability and quality of the accounting principles, the reasonableness of significant accounting judgments and critical accounting policies and estimates, the clarity of disclosures in the consolidated financial statements, and management’s assessment and report on internal control over financial reporting. The Audit Committee also discussed with the Chief Executive Officer and Chief Financial Officer their respective certifications with respect to the Company’s Annual Report on Form 10-K for the year ended April 30, 2013.

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

Members of the Audit Committee rely without independent verification on the information provided to them and on the representations made by management and the independent registered public accounting firm. In reliance on the reviews and discussions with management and with the independent registered public accounting firm referred to above and the receipt of an unqualified opinion from L. L. Bradford and Company, LLC dated July 26, 2013 regarding the audited consolidated financial statements of the Company for the year ended April 30, 2013, the Audit Committee recommended to the Board of Directors (and the Board approved) that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended April 30, 2013 for filing with the Securities and Exchange Commission.

The Audit Committee report is submitted by:

David B. Hayden, Bradley K. Hoffman and Tad McMahon

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS:

Our compensation programs are designed to support our business goals and promote both short-term and long-term growth. This section of the Annual Report on Form 10-K explains how our compensation programs are designed and operate in practice with respect to our listed officers. Our listed officers are the CEO, CFO, Chairman of the Board and two Vice Presidents. There are only five executive officers of Butler National Corporation. The “Executive Compensation” section presents compensation earned by the listed officers for fiscal years ending April 30, 2013, 2012 and 2011.

The Compensation Committee of the Board of Directors determines the compensation for Butler National executive officers. Our executive officers have the broadest job responsibilities and policy-making authority in the company. The Compensation Committee reviews and determines all components of executive officer compensation, including making individual compensation decisions and reviewing and revising the executive officer compensation plans, programs, and guidelines as appropriate. The Compensation Committee also consults with management regarding non-executive employee compensation programs.

Our Compensation Philosophy

The core element of our overall compensation philosophy is the alignment of pay and performance. Total compensation varies with individual performance and Butler National’s performance in achieving financial and non-financial objectives. Our equity plans are designed to ensure that executive compensation is aligned with the long-term interests of our stockholders. The Compensation Committee and our management believe that compensation should help to recruit, retain, and motivate the employees that the company will depend on for current and future success. The Compensation Committee and our management also believe that the proportion of “at risk” compensation (variable cash compensation and equity) should rise as an employee’s level of responsibility increases. This philosophy is reflected in the following key design priorities that govern compensation decisions:

-	pay for performance
-	employee recruitment, retention, and motivation
-	cost management
-	egalitarian treatment of employees
-	alignment with stockholders’ interests
-	continued focus on corporate governance

Each element of compensation reflects one or more of these design priorities. In most cases, our employees, including executive officers, are employed at will, without employment agreements, severance payment arrangements (except as required by local law), or payment arrangements that would be triggered by a “change in control” of Butler National. Retirement plan programs are broad-based; Butler National does not provide special retirement plans or benefits solely for executive officers.

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

Determining Executive Compensation

The Compensation Committee reviews and determines the compensation for Butler National executive officers. The Compensation Committee process for determining compensation includes a review of Butler National executive compensation and practices, and an analysis, for each Butler National executive officer, of all elements of compensation. In conducting an annual performance review and determining appropriate compensation levels, the Compensation Committee meets and deliberates outside the presence of the executive officers. In determining base salary the Compensation Committee reviews company and individual performance information.

In designing the compensation programs and determining compensation levels for the Butler National executive officers, including the CEO, the Compensation Committee was assisted by an independent compensation consultant and independent legal counsel (other than Butler National’s in-house counsel and Butler National’s general external legal counsel).  The Compensation Committee engaged CBIZ Human Capital Services (“CBIZ”) to serve as its independent advisor and compensation consultant.  The Chairman of the Compensation Committee worked directly with CBIZ to determine the scope of the work needed to assist the Compensation Committee in its review and decision-making processes.  The engagement included confirmation of compensation philosophy, provision of benchmark comparative data for executive officers with respect to base salary, total cash compensation (including annual cash incentive payments), long-term equity incentives, review of current employment arrangements, benefits, perquisites and incentive plan design of short term and long term incentives.  CBIZ provides no other consultation or services to Butler National or management.

In making compensation decisions, the Compensation Committee, with the assistance of CBIZ, compared each element of total cash compensation per executive officer against a peer group of 11 public companies.  The peer group was composed of companies similar to Butler National with respect to industry, location, and revenue size.  The Compensation Committee also compared, with the assistance of CBIZ, the duties performed by each executive vis-a-vie executives a peer group companies.

Base Salary

The Compensation Committee establishes executive officers’ base salaries at levels that it believes are reasonable for comparable positions. When the Compensation Committee determines the executive officers’ base salaries during the first quarter of the year, the Compensation Committee takes into account each officer’s role and level of responsibility at the company. In general, executive officers with the highest level and amount of responsibility have received the highest base salaries. In February 2013, the Compensation Committee considered the current economic conditions and recommended that no changes be made at this time.

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

Retirement benefits
We pay the required federal and state retirement contributions, the required unemployment contributions and match the employee’s contribution to their account in the Butler National Corporation 401(k) plan according to the parameters set forth in the plan.

Health and welfare benefits	Employees electing to participate in the various insurance plans offered by the Company receive a payment for a share of the health, dental, vision and life insurance costs for the employee.

Grant Date Fair Value of Stock Option Awards

The following table summarizes compensation paid to non-employee directors during fiscal year 2011. We paid $20 in cash compensation to Mr. David Hayden, Mr. Michael Tamburelli, and Mr. Bradley Hoffman, our non-employee directors in fiscal year 2013.

Name	Stock Awards
David B. Hayden	0 / 125,000(a)
0 / 125,000(b)
0 / 125,000(c)
Michael J. Tamburelli	0 / 125,000(a)
0 / 125,000(b)
0 / 125,000(c)
Bradley K. Hoffman	0 / 125,000(a)
0 / 125,000(b)
0 / 125,000(c)

The unexercised options at April 30, 2013 listed in the table above have an exercise price of $0.49 and will expire on December 31, 2020. The options were granted under and are expressly subject to all the terms and provisions of the Plans, and the terms of such Plans are incorporated herein by reference. The terms are included but not limited to the following restrictions:

(a) In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (1) the date being December 31, 2011 or later and (2) the close of the Company’s common stock at a market price at or above $0.92 on any date between December 31, 2010 and December 31, 2015.

(b) In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (1) the date being December 31, 2012 or later and (2) the close of the Company’s common stock at a market price at or above $1.41 on any date between December 31, 2010 and December 31, 2015.

(c) In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (1) the date being December 31, 2013 or later and (2) the close of the Company’s common stock at a market price at or above $1.90 on any date between December 31, 2010 and December 31, 2015.

Material Adverse Effect of Compensation Policies and Procedures
The Compensation Committee regularly reviews the Company’s compensation policies and practices, including the risks created by the Company’s compensation plans. In addition, the Company also conducted a review of its compensation plans and related risks to the Company. The Company reviewed its analysis with the Compensation Committee, and the Compensation Committee concluded that the compensation plans reflected the appropriate compensation goals and philosophies. Based on this review and analysis, the Company has concluded that any risks arising from its employee compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Performance Measures and Decision-Making Process for Fiscal Year 2013

The Compensation Committee set base salaries for executive officers for fiscal 2013 in April 2012, with payment beginning in April 2012.

-	The performance measures used by the Committee in determining executive compensation for fiscal year 2013 were:

-	the absolute one-year and multi-year company performance as measured by market share, revenue growth, profit from operations and total shareholder return;

-	one-year and multi-year performance on the same measures as compared with competitors in the comparator group; and

-	Company progress toward its strategic goals.

To make its decisions on executive compensation, the Compensation Committee reviewed in detail each of the performance measures above and reviewed compensation market data. The Compensation Committee also reviewed the total compensation and benefits of the executive officers and considered the impact that their retirement, or termination under various other scenarios, would have on their compensation and benefits.

The CEO provided the entire Board of Directors with an assessment of his own performance with respect to the performance measures listed above, which the Board considered in its assessment of his performance for fiscal year 2013. The CEO reviewed the performance of the other executive officers (except the Chairman) with the Compensation Committee and made recommendations regarding the components of their compensation.

Before making its compensation decisions, the Compensation Committee discussed levels of compensation for the Chairman, the CEO and the other executive officers with the full Board of Directors in an executive session.

Determination of CEO Compensation

In fiscal year 2012, Butler National Corporation reached projected levels of revenue, profit from operations, operating margin and operating cash flow.

With regard to progress toward strategic goals, BNC improved its products and technology positions and strengthened its relationships with customers.

Taking into account Company performance, both absolute and relative to competition and the executive officers contribution to that performance, the Compensation Committee set its targeted compensation levels so as to be commensurate with that relative performance. The Compensation Committee made the following determinations for fiscal year 2013 with respect to each component of compensation for the CEO and his existing contract and the other executive officers:

Base Salary - In keeping with its strategy, the Compensation Committee base salary decisions for fiscal year 2013 were generally intended to provide salaries somewhat lower than the median level of salaries for similarly situated executives of the comparator companies.

Long-Term Compensation - The Compensation Committee granted no equity compensation.

Compensation of the Chairman

Because Mr. Wagoner was among the most highly compensated executive officers in the Company, SEC rules require disclosure of his compensation. In making the determinations, the Compensation Committee considered his role as Chairman, his contribution to the Company performance and strategic direction, and the compensation of employee-chairmen of comparator companies.

Report of the Compensation Committee

The Compensation Committee, which is composed of the three members of the Board of Directors, assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its charter for determining the compensation of the Company’s executive officers. The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this Annual Report on Form 10-K with management, including our CEO, Clark D. Stewart and our CFO, Angela D. Shinabargar. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in the Company’s Annual Report on Form 10-K.

Compensation Committee

Mr. David B. Hayden
Mr. Bradley K. Hoffman
Mr. Michael J. Tamburelli

The rest of this page intentionally left blank.

Executive Compensation

SUMMARY

The following table below sets forth certain compensation information concerning the Chief Executive Officer, Vice President, and our two additional most highly compensated executive officers for the fiscal years ended April 30, 2013, 2012 and 2011. Our listed officers are the CEO, CFO, Vice President, and Chairman of the Board. There are only four executive officers of Butler National Corporation. The “Executive Compensation” section presents compensation earned by the listed officers for fiscal years ending April 30, 2013, 2012 and 2011:

Summary Compensation Table

Name and Principal Position	YR	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards and Stock Appreciation Rights ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(1)	Total ($)(2)
Clark D. Stewart, CEO	2013	477	9	---	---	---	---	39	525
President and Director	2012	467	159	---	---	---	---	40	666
(Contract back pay)	2011	444	9	---	175	---	---	39	667

R. Warren Wagoner	2013	269	5	---	---	---	---	15	289
Director - Chairman	2012	272	5	---	---	---	---	23	300
of the Board	2011	255	4	---	37	---	---	26	322

Christopher J. Reedy	2013	230	23	---	---	---	---	26	279
Vice President and	2012	218	26	---	---	---	---	27	271
Secretary	2011	204	---	---	37	---	---	24	265

Angela D. Shinabargar	2013	167	31	---	---	---	---	12	210
Chief Financial Officer	2012	159	30	---	---	---	---	12	201
2011		150	5	---	37	---	---	10	202

Craig D. Stewart	2013	214	6	---	---	---	---	44	264
Vice President	2012	203	6	---	---	---	---	61	270
2011		164	---	---	42	---	---	66	272

Name	Year	Airplane and Automobile Usage ($)	Health Benefits ($)	Memberships ($)	Matching Contributions to 401(k) (3) ($)
Clark D. Stewart	2013	7	6	11	15
R. Warren Wagoner	2013	---	---	---	15
Christopher J. Reedy	2013	---	3	9	15
Angela D. Shinabargar	2013	---	*	---	12
Craig D. Stewart	2013	---	22	10	13
* Less than $1

(1)	All Other Compensation includes the amounts in the tables above.

(2)	All benefits are provided for in the tables, summaries, and footnotes above. We did not participate in any of the following transactions and such items are therefore not reported in table format: Equity Award Table, Pension Benefit Table, Nonqualified Deferred Compensation Table, and Director Compensation Table.

(3)	Includes catch-up contribution made by the employee and matched by the Company.

(4)	The aggregate grant date fair value was computed in accordance with FASB ASC Topic 718 for each of the option tranches for each of the three years of the plan. The value is calculated by using the fair market value at the date of grant times the probability the receiving individual will be an employee of Butler National at the time the option may be exercised, times the probability that the price of the BUKS stock will reach the trigger price within the option period, times the Black Scholes value factor for the time to the trigger date for each year.

OPTION GRANTS, EXERCISES AND HOLDINGS

No options were granted to any named executive officer in the last fiscal year.

The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the our last fiscal year:

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year End Option Values

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Securities Underlying Unexercised Options at FY-End (no.) Exercisable/ Unexercisable		Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/ Unexercisable
Clark D. Stewart,	-	-	0 / 618,488	(a)	0 / 0
Chief Executive Officer			0 / 618,488	(b)	0 / 0
			0 / 618,488	(c)	0 / 0

R. Warren Wagoner,	-	-	0 / 130,000	(a)	0 / 0
Director - Chairman of the Board			0 / 130,000	(b)	0 / 0
			0 / 130,000	(c)	0 / 0

Christopher J. Reedy,	-	-	0 / 130,000	(a)	0 / 0
Vice President and Secretary			0 / 130,000	(b)	0 / 0
			0 / 130,000	(c)	0 / 0

Angela D. Shinabargar,	-	-	0 / 130,000	(a)	0 / 0
Chief Financial Officer			0 / 130,000	(b)	0 / 0
			0 / 130,000	(c)	0 / 0

Craig D. Stewart,	-	-	0 / 150,000	(a)	0 / 0
Vice President			0 / 150,000	(b)	0 / 0
			0 / 150,000	(c)	0 / 0

David B. Hayden,	-	-	0 / 125,000	(a)	0 / 0
Director			0 / 125,000	(b)	0 / 0
			0 / 125,000	(c)	0 / 0

Michael J. Tamburelli,	-	-	0 / 125,000	(a)	0 / 0
Director			0 / 125,000	(b)	0 / 0
			0 / 125,000	(c)	0 / 0

Bradley K. Hoffman,	-	-	0 / 125,000	(a)	0 / 0
Director			0 / 125,000	(b)	0 / 0
			0 / 125,000	(c)	0 / 0

The unexercised options at April 30, 2013 listed in the table above have an exercise price of $0.49 and will expire on December 31, 2020. The options were granted under and are expressly subject to all the terms and provisions of the Plans, and the terms of such Plans are incorporated herein by reference. The terms are included but not limited to the following restrictions:

(a)	In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (1) the date being December 31, 2011 or later and (2) the close of the Company’s common stock at a market price at or above $0.92 on any date between December 31, 2010 and December 31, 2015.

(b)	In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (1) the date being December 31, 2012 or later and (2) the close of the Company’s common stock at a market price at or above $1.41 on any date between December 31, 2010 and December 31, 2015.

(c)	In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (1) the date being December 31, 2013 or later and (2) the close of the Company’s common stock at a market price at or above $1.90 on any date between December 31, 2010 and December 31, 2015.

COMPENSATION OF DIRECTORS

Each non-officer director is entitled to a director’s fee for meetings of the Board of Directors which he attends. Officer-directors are not entitled to receive fees for attendance at meetings.

Fees of $20 were paid to Michael Tamburelli, David Hayden, and Bradley Hoffman in fiscal 2013. Fees of $20 were paid to each of the directors in fiscal 2012.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

On April 30, 2001, the Company extended the Employment Agreement through August 31, 2006 with Clark D. Stewart under the terms of which Mr. Stewart was employed as the President and Chief Executive Officer of the Company. On February 24, 2009 the Company extended the Employment Agreement with Mr. Stewart with the terms as currently provided including annual increases of 5% through December 31, 2022. In the event Mr. Stewart is terminated from employment with the Company other than “for cause,” Mr. Stewart shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the Employment Agreement. Mr. Stewart is also granted an automobile allowance of $600 per month which is reported by us as Salary Expense and to Mr. Stewart as Wages. Under the terms of the Employment Agreement with Mr. Stewart, the Company is obligated to pay company related expenses and salary. Included in accrued liabilities are $37,994 and $26,638 as of April 30, 2013, and 2012 respectively for amounts owed to our CEO for accrued compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors is comprised of Mr. Hayden, Board member, Mr. Tamburelli, Board member and Mr. Hoffman, Board member. The company does not generally employ the use of any compensation consultants in determining or recommending the amount or form of executive and director compensation.

In the normal course of business we purchased modification services and avionics of $0, $0, and $1,144 from a company partially owned by David Hayden, a director for Butler National Corporation during fiscal 2013, 2012, and 2011 respectively.

In September 2010 we acquired Kings Avionics, Inc. in support of our “Classic” commercial and military product lines. As part of the acquisition Mr. Hayden received $90 in fiscal 2011 and $135 in fiscal 2012 and 2013.

In the normal course of business we purchased business system components of $47,  $112, and $159 from ISG, the employer of Bradley Hoffman, a director of Butler National Corporation during fiscal 2013, 2012 and 2011 respectively.

Included in accrued liabilities are $33 and $38 as of April 30, 2013, and 2012 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2013, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, a sales representative and public relations person, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $209, $264 and $173, respectively, for fiscal 2013, $199, $270 and $165, respectively, for fiscal 2012, and $187, $273 and $155 respectively, for fiscal 2011.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, with respect to the Company common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company voting securities as of July 5, 2013.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Clark D. Stewart	5,133,266	(2)	8.6%
19920 West 161st Street
Olathe, Kansas 66062

R. Warren Wagoner	4,407,225	(3)	7.4%
19920 West 161st Street
Olathe, Kansas 66062

(1)	Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power. The beneficial ownership includes the shares held in the Butler National 401(k) Profit Sharing Plan for the benefit of the individual.

(2)	Includes 1,855,464 shares which may be acquired by Mr. Stewart pursuant to the exercise of stock options which are exercisable.

(3)	Includes 390,000 shares which may be acquired by Mr. Wagoner pursuant to the exercise of stock options which are exercisable.

The following table sets forth as of April 30, 2013, with respect to the Company common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of April 30, 2013.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
David B. Hayden	1,732,225	(4)	2.9%
Christopher J. Reedy	1,223,949	(5)	2.1%
Clark D. Stewart	5,133,266	(2)	8.6%
R. Warren Wagoner	4,407,225	(3)	7.4%
Angela D. Shinabargar	793,861	(6)	1.3%
Craig D. Stewart	1,611,711	(9)	2.7%
Bradley K. Hoffman	375,000	(7)	0.6%
Michael J. Tamburelli	375,000	(8)	0.6%
All Directors and Executive Officers as a Group (8 persons)	15,652,237	(10)	26.3%

(1)	Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct and beneficial ownership as shown in the table arises from sole voting power and sole investment power.

(2)	Includes 1,855,464 shares, which may be acquired by Mr. Stewart pursuant to the exercise of stock options, which are exercisable.

(3)	Includes 390,000 shares, which may be acquired by Mr. Wagoner pursuant to the exercise of stock options, which are exercisable.

(4)	Includes 375,000 shares, which may be acquired by Mr. Hayden pursuant to the exercise of stock options, which are exercisable.

(5)	Includes 390,000 shares, which may be acquired by Mr. Reedy pursuant to the exercise of stock options, which are exercisable.

(6)	Includes 390,000 shares, which may be acquired by Ms. Shinabargar pursuant to the exercise of stock options, which are exercisable.

(7)	Includes 375,000 shares, which may be acquired by Mr. Hoffman pursuant to the exercise of stock options, which are exercisable.

(8)	Includes 375,000 shares, which may be acquired by Mr. Tamburelli pursuant to the exercise of stock options, which are exercisable.

(9)	Includes 450,000 shares, which may be acquired by Mr. Stewart pursuant to the exercise of stock options, which are exercisable.

(10)	Includes 4,600,464 shares for all directors and executive officers as a group, which may be acquired pursuant to the exercise of stock options, which are exercisable.

The Company does not have any equity compensation plans which have not been approved by the stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	7,262,064	$0.49	0	(1)

Equity compensation plans not approved by stockholders	0	0.00	0
Total	7,262,064	$0.49	0

(1)	See Note 5 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2012 through April 30, 2013	0	$0.00	0

Total	0	$0.00	0

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In the normal course of business we purchased modification services and avionics of $0, $0, and $1,144 from a company partially owned by David Hayden, a director for Butler National Corporation during fiscal 2013, 2012, and 2011 respectively.

In September 2010 we acquired Kings Avionics, Inc. in support of our “Classic” commercial and military product lines. As part of the acquisition Mr. Hayden received $90 in fiscal 2011 and $135 in fiscal 2012 and 2013.

In the normal course of business we purchased business system components of $47,  $112, and $159 from ISG, the employer of Bradley Hoffman, a director of Butler National Corporation during fiscal 2013, 2012 and 2011 respectively.

Included in accrued liabilities are $33 and $38 as of April 30, 2013, and 2012 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2013, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, a sales representative and public relations person, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $209, $264 and $173, respectively, for fiscal 2013, $199, $270 and $165, respectively, for fiscal 2012, and $187, $273 and $155 respectively, for fiscal 2011.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fee Type	Fiscal 2013	Fiscal 2012
Audit fees (a)	$98	$109
Audit related fees (b)	-	-
Tax fees (c)	8	20
All other fees (d)	-	-
Total	$106	$129

(a)	Includes fees billed for professional services rendered in connection with the audit of the annual financial statements and for the review of the quarterly financial statements.

(b)	Includes fees billed for professional services rendered in connection with assurance and other activities not explicitly related to the audit of Company financial statements, including the audits of Company employee benefit plans, contract compliance reviews and accounting research.

(c)	Includes fees billed for domestic tax compliance and tax audits, corporate-wide tax planning and executive tax consulting and return preparation.

(d)	Includes fees billed for financial systems design and implementation services.

The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to the Company by its independent auditor. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by L.L. Bradford and Company, LLC for fiscal 2014. Each year stockholders are asked to affirm the selection of the auditor by a vote requested in the proxy.

The audit committee has approved 100% of the fees listed in the above table.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed As Part of Form 10-K Report.

All other financial statements and schedules not listed have been omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.

(2)	Exhibits Index:

No.	Description
3.1	Articles of Incorporation, as amended and restated, are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q for the period ended January 31, 2013 filed on March 12, 2013.

4.1
The Shareholder Rights Agreement between Butler National Corporation and UMB Bank, N.A. as Rights Agent, dated August 2, 2011, incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form 8-A dated August 2, 2011.

10.1	1989 Nonqualified Stock Option Plan is incorporated by reference to our Form 8-K filed on September 1, 1989 and as amended on Exhibit 4(a) of our Form S-8 filed on February 20, 1998.	*

10.2	Employment Agreement between the Company and Clark D. Stewart dated March 17, 1994, are incorporated by reference to Exhibit 10.8 of our Form 10-K/A, as amended, for the year ended April 30, 1994.*	*

10.3	Employment Agreement between the Company and Clark D. Stewart dated March 17, 1994, as amended March 8, 2011*	*

10.4
1993 Nonqualified Stock Option Plan, are incorporated by reference to Exhibit 10.11 of our Form 10-K/A, as amended, for the year ended April 30, 1994 and as amended on Exhibit 4(a) of our Form S-8 filed on February 20, 1998.
*

10.5
1993 Nonqualified Stock Option Plan II, are incorporated by reference to Exhibit 10.12 of our Form 10-K/A, as amended, for the year ended April 30, 1994 and as amended on Exhibit 4(a) of our Form S-8 filed on February 20, 1998.
*

10.6	Industrial State Bank principal amount of $500,000 revolving credit line, as amended, are incorporated by reference to Exhibit 10.13 of our Form 10-K/A, as amended, for the year ended April 30, 1994.	*

10.7
1995 Nonqualified Stock Option Plan dated December 1, 1995, is incorporated by reference to Exhibit 10.19 of our Form 10-K, as amended for the year ended April 30, 1996 and as amended on Exhibit 4(a) of our Form S-8 filed on February 20, 1998.
*

10.8
Stock Purchase Agreement with Gary Morris and David Hayden for the acquisition of Kings Avionics, incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K dated September 27, 2010

10.9	Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated December 12, 1996, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended October 31, 2012.

10.10
First Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated April 30, 2003, incorporated by reference to Exhibit 10.2 of our Form 10-Q for the period ended October 31, 2012.

10.11
Second Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated November 30, 2006, incorporated by reference to Exhibit 10.3 of our Form 10-Q for the period ended October 31, 2012.

10.12
Third Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated October 19, 2009, incorporated by reference to Exhibit 10.4 or our Form 10-Q for the period ended October 31, 2012.

10.13
Fourth Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated September 22, 2011, incorporated by reference to Exhibit 10.5 of our Form 10-Q for the period ended October 31, 2012.

10.14
Lottery Gaming Facility Management Contract between the State of Kansas and Butler National Service Corporation, approved by the Kansas Racing and Gaming Commission on December 8, 2008, incorporated by reference to Exhibit 10.6 of our Form 10-Q for the period ended October 31, 2012.

10.15
First Amendment to the Lottery Gaming Facility Management Contract between the State of Kansas and Butler National Service Corporation, dated December 29, 2009, incorporated by reference to Exhibit 10.7 of our Form 10-Q for the period ended October 31, 2012.

10.16
Lease between BHCMC, LLC as tenant and BHC Investment Company, L.C. as landlord, dated May 1, 2011 and amended via addendum dated January 1, 2012, incorporated by reference to Exhibit 10.8 of our Form 10-Q for the period ended October 31, 2012.

10.17
Lease between BHCMC, LLC as tenant and BHC Investment Company, L.C. as landlord, dated August 24, 2012, incorporated by reference to Exhibit 10.9 of our Form 10-Q for the period ended October 31, 2012.

10.18	Lease between Butler National Service Corporation and BHC Development, L.C., dated April 30, 2009, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended January 31, 2013.

10.19	Legal Description Lot 1 in future replat of Mariah Center, incorporated by reference to Exhibit 10.2 of our Form 10-Q for the period ended January 31, 2013.

10.20	Legal Description Lot 2 in a future replat of Mariah Center, incorporated by reference to Exhibit 10.3 of our Form 10-Q for the period ended January 31, 2013.

10.21	Bill of Sale, dated April 30, 2013, by and among Butler National Services, Inc. and Beadle Enterprises LLC, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 2, 2013.

10.22	Promissory Note, dated April 1, 2013, by and among Butler National Corporation and Industrial State Bank, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on April 5, 2013.

14	Standards of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Company’s Form 10-K for the year ended April 30, 2008.

21	List of Subsidiaries.

23.1	Consent of Independent Public Accountants L.L. Bradford and Company, LLC

23.2	Consent of Independent Public Accountants Weaver Martin & Samyn, LLC

99	Cautionary Statement for Purpose of the “Safe Harbor” Provisions of the Private Securities Reform Act of 1995.

31.1	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Relates to management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 26, 2013

BUTLER NATIONAL CORPORATION

/s/ Clark D. Stewart
Clark D. Stewart, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Clark D. Stewart	President, Chief Executive Officer and Director	July 26, 2013
Clark D. Stewart	(Principal Executive Officer)

/s/ R. Warren Wagoner	Chairman of the Board and Director	July 26, 2013
R. Warren Wagoner

/s/ David B. Hayden	Director	July 26, 2013
David B. Hayden

/s/ Michael J. Tamburelli	Director	July 26, 2013
Michael J. Tamburelli

/s/ Bradley K. Hoffman	Director	July 26, 2013
Bradley K. Hoffman

/s/ Angela D. Shinabargar	Chief Financial Officer	July 26, 2013
Angela D. Shinabargar	(Principal Accounting Officer)

2013 Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Butler National Corporation
Olathe, Kansas

We have audited the accompanying consolidated balance sheets of Butler National Corporation as of April 30, 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Butler National Corporation as of April 30, 2013 and the consolidated results of its operations, stockholders’ equity, and cash flows for year ended April 30, 2013 in conformity accounting principles generally accepted in the United States of America.

/s/ L.L. Bradford and Company, LLC
Las Vegas, Nevada
July 26, 2013

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Butler National Corporation
Olathe, Kansas

We have audited the accompanying consolidated balance sheets of Butler National Corporation as of April 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Butler National Corporation as of April 30, 2012 and 2011 and the consolidated results of its operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ Weaver Martin & Samyn, LLC
Kansas City Missouri
July 30, 2012

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of April 30, 2013 and 2012
(in thousands except per share data)

	April 30, 2013	April 30, 2012
ASSETS
CURRENT ASSETS:
Cash	$5,148	$7,431
Accounts receivable	2,697	3,589
Income tax receivable	1,395	-
Inventories
Raw materials	6,216	6,305
Work in process	1,048	982
Finished goods	240	424
Total Inventory	7,504	7,711
Prepaid expenses and other current assets	829	1,493
Total current assets	17,573	20,224

PROPERTY, PLANT AND EQUIPMENT:
Land and building	4,027	3,915
Aircraft	6,723	6,288
Machinery and equipment	3,714	3,714
Office furniture and fixtures	6,358	3,217
Leasehold improvements	4,060	31
	24,882	17,165
Accumulated depreciation	(9,435)	(6,688)
Total property, plant and equipment	15,447	10,477

SUPPLEMENTAL TYPE CERTIFICATES (net of amortization of $2,604 at April 30, 2013 and $2,500 at April 30, 2012)	2,014	1,677

OTHER ASSETS:
Deferred tax asset	1,303	1,167
Other assets (net of accumulated amortization of $1,213 at April 30, 2013 and $538 at April 30, 2012)	7,523	7,017
Total other assets	8,826	8,184
Total assets	$43,860	$40,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Promissory notes	$1,377	$462
Current maturities of long-term debt and capital lease obligations	4,551	3,757
Accounts payable	1,509	1,169
Customer deposits	193	1,015
Gaming facility mandated payment	1,337	1,281
Compensation and compensated absences	1,045	1,342
Income tax	-	47
Other current liabilities	119	207
Total current liabilities	10,131	9,280

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT MATURITIES:	10,155	8,678
Total liabilities	20,286	17,958

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $5:
Authorized 50,000,000 shares, all classes
Designated Classes A and B 200,000 shares
$1,000 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01:authorized 100,000,000 shares issued and outstanding 59,619,173 shares at April 30, 2013 and 57,907,564 at April 30, 2012	596	579
Common stock, owed but not issued 0 shares at April 30, 2013 and 278,573 shares at April 30, 2012	-	3
Capital contributed in excess of par	13,034	12,568
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained earnings	8,022	8,170
Total stockholders’ equity Butler National Corporation	20,920	20,588
Noncontrolling interest in BHCMC, LLC	2,654	2,016
Total stockholders’ equity	23,574	22,604
Total liabilities and stockholders’ equity	$43,860	$40,562
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2013, 2012, AND 2011
(in thousands, except per share data)

	2013	2012	2011
REVENUES:
Professional Services	$37,202	$37,226	$27,390
Aerospace Products	13,627	17,188	18,945
Total revenues	50,829	54,414	46,335

COSTS AND EXPENSES:
Cost of Professional Services	21,090	20,335	19,030
Cost of Aerospace Products	11,451	11,522	11,772
Marketing and advertising	4,223	5,218	3,200
Employee benefits	2,161	2,874	2,288
Depreciation and amortization	3,276	2,199	1,411
General, administrative and other	7,125	6,780	5,806
Total costs and expenses	49,326	48,928	43,507

OPERATING INCOME	1,503	5,486	2,828

OTHER INCOME (EXPENSE):
Interest expense	(1,521)	(736)	(364)
Other income (expense), net	11	(11)	(35)
Total other income (expense)	(1,510)	(747)	(399)

INCOME (LOSS) BEFORE INCOME TAXES	(7)	4,739	2,429

PROVISION FOR INCOME TAXES
Deferred income tax (benefit)	(136)	59	-
Provision (benefit) for income taxes	(680)	764	1,171
NET INCOME	809	3,916	1,258
Net income attributable to noncontrolling interest in BHCMC, LLC	(957)	(2,016)	1
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$(148)	$1,900	$1,259

BASIC EARNINGS PER COMMON SHARE	$.00	$.03	$.02

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	59,014,594	56,596,214	56,108,812

DILUTED EARNINGS PER COMMON SHARE	$.00	$.03	$.02

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	59,014,594	56,596,214	56,108,812

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED APRIL 30, 2013, 2012, AND 2011
(dollars in thousands)

	Common Stock	Common Stock Owed but Not Issued	Capital Contributed in Excess of Par	Treasury Stock	Retained Earnings	Total Stockholders’ Equity Butler National Corporation	Noncontrolling Interest in BHCMC, LLC	Total Stockholders’ Equity

BALANCE, April 30, 2010	$566	$3	$11,458	$(732)	$5,012	$16,307	$1	$16,308
Issuance of stock for services	2	-	76	-	-	78	-	78

Stock options issued to employees and directors	-	-	167	-	-	167	-	167

Issuance of stock benefit plan	4	-	210	-	-	214	-	214

Net income	-	-	-	-	1,259	1,259	(1)	1,258

BALANCE, April 30, 2011	572	3	11,911	(732)	6,271	18,025	-	18,025
Stock options issued to employees and directors	-	-	384	-	-	384	-	384

Contributed capital	-	-	-	-	-	-	1	1

Issuance of stock benefit plan	7	-	271	-	-	278	-	278

Net income	-	-	-	-	1,899	1,899	2,016	3,916

BALANCE, April 30, 2012	579	3	12,567	(732)	8,170	20,587	2,017	22,604
Issuance of stock for services and other	2	(3)	91	-	-	90	-	90

Stock options issued to employees and directors	-	-	110	-	-	110	-	110

BHCMC distribution noncontrolling member	-	-	-	-			(320)	(320)

Issuance of stock benefit plan	15	-	266	-	-	281	-	281

Net income	-	-	-	-	(148)	(148)	957	809

BALANCE, April 30, 2013	$596	$0	$13,034	$(732)	$8,022	$20,920	$2,654	$23,574

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2013, 2012, AND 2011
(dollars in thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$809	$3,916	$1,258
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	3,528	2,200	1,516
Stock issued for services	90	-	78
Stock options issued to employees and directors	110	384	167
Stock issued for benefit plan	281	278	215
Gain and loss on disposal of other assets	-	-	43
Deferred income tax asset	(136)	59	-

Changes in assets and liabilities
Accounts receivable	892	(1,461)	12
Income tax receivable	(1,395)	-	-
Inventories	207	(697)	(130)
Prepaid expenses and other current assets	664	(777)	(511)
Accounts payable	340	(925)	1,123
Customer deposits	(822)	(77)	265
Deposits other	-	-	(1,700)
Accrued liabilities	(344)	(468)	(161)
Gaming facility mandated payment	56	(747)	368
Other liabilities	(88)	(14)	2
Cash flows from operating activities	4,192	1,671	2,545

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,159)	(1,351)	(3,792)
Proceeds from sale of land/other assets	-	-	39
Cash flows from investing activities	(8,159)	(1,351)	(3,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings promissory notes, net	915	371	22
Borrowings of promissory notes, long-term debt and capital lease obligations	4,598	728	2,882
Repayments of promissory notes, long-term debt and capital lease obligations	(3,509)	(2,464)	(1,927)
Contributed capital	-	1	-
Distribution to noncontrolling member	(320)	-	-
Cash flows from financing activities	1,684	(1,364)	977

NET INCREASE (DECREASE) IN CASH	(2,283)	(1,044)	(231)

CASH, beginning of year	7,431	8,475	8,706

CASH, end of year	$5,148	$7,431	$8,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,520	$736	$364
Income taxes paid	$762	$977	$1,797

NON CASH OPERATING ACTIVITY
Non cash stock issued for services	$90	$-	$78
Non cash stock options issued to employees and directors	$110	$384	$167
Non cash stock issued for benefit plan	$281	$278	$215

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

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

Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas facility. Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, and stability enhancing modifications. Kings Avionics sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems). Butler National Inc. acquires airplanes, principally Learjets, to refurbish and sell. Butler National Corporation-Tempe is primarily engaged in the manufacture of airborne switching units used in Boeing McDonnell Douglas aircraft, electronic upgrades for classic weapon control systems used by the military and transient suppression devices for Boeing Classic aircraft. Butler National Services is principally engaged in monitoring remote water and wastewater pumping stations through electronic surveillance. Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988. BHCMC, LLC is majority-owned and provides management services for the Boot Hill Casino under a management agreement with the State of Kansas. BCS Design provides professional architectural services.

a)	Accounts receivable: Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Allowance for doubtful accounts are calculated on the historical write-off of doubtful accounts of the individual subsidiaries. Invoices are generally considered a doubtful account if no payment has been made in the past 90 days. We review these policies on a quarterly basis, and based on these reviews, we believe we maintain adequate reserves. At April 30, 2013 and 2012, the allowance for doubtful accounts was $51 and $58 respectively.

b)	Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements.

c)	Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of our products.

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence we consider inventory that has been inactive for three years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components. At April 30, 2013 and 2012, the estimate of obsolete inventory was $1,400 and $1,093 respectively.

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

e)	Long-Lived Assets: The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, Formerly SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

f)	Other Assets: Our other asset account includes intangible assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $1,182 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024. There is no assurance of the Management Contract renewal. The intangible gaming equipment asset is being amortized over a period of three years based on the estimated useful life of gaming equipment. The “JET” intellectual property is being amortized over a period of 15 years at a rate of 5% per year. Other assets net values are as follows:

(dollars in thousands)	2013	2012

Privilege fee	$5,500	$5,500
Less amortized costs	564	141
Privilege fee balance	$4,936	$$5,359

Intangible gaming equipment	$1,182	$-
Less amortized costs	148	-
Intangible gaming equipment balance	$1,034	-

JET autopilot intellectual property	$1,417	$1,417
Less amortized costs	491	397
JET autopilot balance	$926	$1,020

g)	Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenues being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through costs of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. Consultant costs, as shown below, include costs of engineering, legal and aircraft specialists. STC capitalized costs are as follows:

(dollars in thousands)	2013	2012

Direct labor	$566	$444
Direct materials	1,244	1,120
Consultant costs	1,922	1,922
Overhead	886	691
	4,618	4,177
Less-amortized costs	2,604	2,500
STC balance	$2,014	$1,677

h)	Revenue Recognition: Generally, we perform aircraft modifications under fixed-price contracts. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor and material costs incurred compared to total estimated direct labor costs. Each quarter our management reviews the progress and performance of our significant contracts. Based on this analysis, any adjustment to sales, cost of sales and/or profit is recognized as necessary in the period they are earned. Changes in estimates of contract sales, cost of sales and profits are recognized using a cumulative catch-up, which is recognized in the current period of the cumulative effect of the change on current or prior periods. Revenue for off-the-shelf items and aircraft sales is recognized on the date of sale.

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

We warrant to our customer that our products and services are in good working order at the time of delivery. We warrant that these products will continue to be serviceable for periods from 90 days to up to a maximum of 36 months. Our products are tested and accepted by the customer prior to their release. For the years ended April 30, 2013, 2012, 2011 we had no beginning warranty reserve, no additions to warranty reserves, and no reductions to the warranty reserve. In each of the three years ended April 30, 2013, 2012, 2011 our warranty expense was immaterial.

i)	Slot Machine Jackpots: If the Company is unable to avoid payment of the jackpot (i.e. the incremental amount on a progressive machine) due to legal requirements, the jackpot is accrued as the obligation becomes unavoidable. This liability is accrued over the time period in which the incremental progressive jackpot amount is generated with a related reduction in casino revenue. No liability is accrued with respect to the base jackpot.

j)	Advanced Payments and Billings in Excess of Costs Incurred: We receive advances, performance-based payments and progress payment from customers which may exceed costs incurred on certain contracts. We classify advance payments and billings in excess of costs incurred, other than those reflected as a reduction of contracts in process, as current liabilities.

k)	Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

The computation of the Company basic and diluted earnings per common share is as follows:
(in thousands, except per share data)	2013	2012	2011

Net income (loss) attributable to Butler National Corporation	$(148)	$1,900	$1,259
Weighted average common shares outstanding	59,014,594	56,596,214	56,108,812
Dilutive effect of non-qualified stock option plans	-	-	-
Weighted average common shares outstanding, assuming dilution	59,014,594	56,596,214	56,108,812
Potential common shares if all options were exercised and shares issued	66,281,237	64,848,201	63,856,326
Basic earnings per common share	$.00	$.03	$.02
Diluted earnings per common share	$.00	$.03	$.02

l)	Stock-based Compensation: The Company accounts for stock-based compensation under ASC Topic 505-50, formerly SFAS No. 123R, “Share-Based Payment” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

m)	Income Taxes: Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expense items are recognized for financial reporting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of deferred tax assets and liabilities give recognition to enacted tax rates in effect in the year the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that we expect to realize.

n)	Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2013 we had $1,218 in bank deposits that exceeded the federally insured limits.

o)	Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.

p)	Research and Development: We invested in research and development activities. The amount invested in the year ended April 30, 2013 and 2012 was $1,755 and $1,652 respectively.

q)	Recent Accounting Pronouncements: We do not believe there are any recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s financial statements.

r)	Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.

2.	DEBT:

Principal amounts of debt at April 30, 2013 and 2012, consist of the following (in thousands):

Promissory Notes	2013	2012

Bank line of credit, available LOC $1,000 interest at prime plus 2% (7.0% at April 30, 2013 - with a floor of 7%) due August 2014, collateralized by a first or second position on all assets of the Company.	$964	$462

Bank line of credit, available LOC $2,500 interest at 6% due April 2015, collateralized by a first or second position on all assets of the Company.	413	-
	$1,377	$462
Long-Term Debt and Capital Lease Obligations
Note payable, interest at 6% due February 2016 collateralized by Aircraft Security Agreements	$1,008	$1,325

Note payable, interest at 6% due May 2017 2016 collateralized by Aircraft Security Agreements	301	-

Note payable, interest at prime plus 3%, with a floor of 6.25% due September 2017 collateralized by Aircraft Security Agreements	428	511

Note payable, interest at bank prime (3.36% at April 30, 2013) due August 2019, collateralized by real estate.	368	412

Note payable, interest at bank prime (3.36% at April 30, 2013) due March 2019, collateralized by real estate.	373	473

Note payable, interest at bank prime (2.70% at April 30, 2013) due March 2019, collateralized by real estate.	949	1,059

Note payable, interest at 7.5% at April 30, 2013, due November 2012, collateralized by real estate.	-	40

Note payable, interest at 6.25% at April 30, 2013, due June 14, 2014, collateralized by real estate.	333	345

Note payable, interest at prime plus 2% (7.0% at April 30, 2013 - with a floor of 7.0%), due January 2014, collateralized by a first or second position on all assets.	202	454

Notes payable, interest Libor rate plus 9.715%, (9.96% at April 30, 2013) renewed May 2009, due May 2014, collateralized by Aircraft and Engine Security Agreements.	219	435

Obligation of BHCMC, LLC to its noncontrolling owner due October 2017 with interest at 12.0%.	2,312	-

Obligation of BHCMC, LLC to its noncontrolling owner due December 2016 with interest at 15.0%.	5,949	7,081

Obligation of BHCMC, LLC as capital lease obligations due August 2014	2,127	-

Other notes payable and capital lease obligations due Nov 2013 to June 2016 with interest rates between 5.8% and 6.2%.	137	300

	14,706	12,435
Less: Current maturities	4,551	3,757
	$10,155	$8,678

Maturities of long-term debt and capital lease obligations are as follows:

Year Ending April 30	Amount
2014	$4,551
2015	3,680
2016	3,090
2017	2,459
2018	662
Thereafter	264
$14,706

Financial and Other Covenants
The credit facility contains financial and other covenants, as amended in March 2013, requiring a tangible net worth of $1 million and debt service ratio of 1.0.  We are in compliance with our covenants at April 30, 2013.

3.	INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws. Significant components of the Company’s deferred tax liabilities and assets as of April 30, 2013 and 2012 are as follows (in thousands):

	April 30, 2013	April 30, 2012
Deferred tax liabilities:
Depreciation	$(550)	$(656)

Deferred tax assets:
Accounts receivable allowance	18	20
Inventory and other allowances	1,734	1,693
Vacation accruals	101	110

Total gross deferred tax assets	1,853	1,823
Less valuation allowance	-	-

Net deferred tax assets	$1,303	$1,167

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	April 30, 2013	April 30, 2012
Statutory federal income tax rate (benefit) expense, net of noncontrolling interest	(34.0)%	34.0%
State income tax net of federal benefits	0.0%	4.0%
Permanent tax	3.7%	6.8%
Other	(54.3)%	(15.1)%
	(84.6)%	29.7%

Income tax expense:
Deferred income tax (benefit)	$(136)	$59
Current income tax (benefit)	(680)	764

Total income tax expense (benefit)	$(816)	$823

Current income tax expense (benefit) of $(680) and $764 are comprised of $(650) and $594 in federal income tax and $(30) and $170 in state income tax for the years ended April 30, 2013 and 2012, respectively.

The Company has accrued (refundable) income taxes due to federal and state taxing authorities of approximately $(1,395) and $47 for the years ended April 30, 2013 and 2012, respectively.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its financial condition, results of operations or cashflow. Therefore, no reserve for uncertain income tax position, interest or penalties, have been recorded.

4.	STOCKHOLDERS’ EQUITY:

Common Stock Transactions

During the year ended April 30, 2013, we issued 1,476,259 shares valued at $281 as the match to the Company 401(k) plan.

During the year ended April 30, 2013, we issued 238,750 shares of Company common stock at a value of $90 for marketing and consulting services.

During the year ended April 30, 2012, we issued 713,302 shares valued at $278 as the match to the Company 401(k) plan.

During the year ended April 30, 2011, we issued 437,814 shares valued at $214 as the match to the Company 401(k) plan.

During the year ended April 30, 2011, we issued 193,750 shares of Company common stock at a value of $78 for marketing and consulting services.

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

We used the Black-Scholes model to value the options and used assumptions of ultimately how many option shares would vest based on our experience. The value of the option shares is $684 and this will be expensed over the vesting term using the active employment to determine monthly expense. For the fiscal year ended April 30, 2013 we expensed $110. The remaining amount will be expensed through fiscal 2014. The fair value of the option shares used the following weighted average assumptions: Strike Price $1.36; Stock Price $0.49; Volatility 125%; Term 3.1 years; Dividend yield 0% and Interest Rate 1.01%.

A summary of stock options and warrants is as follows:

	2013	2012	2011
Options exercisable at April 30	0	0	0
Weighted average fair value per share options granted per year	$0.49	$0.49	$0.49

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise and Outstanding Price
$0.49	0	2.1 years	$0.49

	Options	Average Price

Outstanding beginning 04/30/2010	1,224,834	$0.80
Granted	7,262,064	0.49
Expired	1,224,834	0.79
Exercised	-	-
Outstanding ending 04/30/2011	7,262,064	$0.49

Outstanding beginning 04/30/2011	7,262,064	$0.49
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding ending 04/30/2012	7,262,064	$0.49

Outstanding beginning 04/30/2012	7,262,064	$0.49
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding ending 04/30/2013	7,262,064	$0.49

6.	COMMITMENTS:

Lease and Rent Commitments (in thousands)

We lease and rent space with initial terms of three (3) years, (5) years and ten (10) years. Total rental expense incurred for the years ended April 30, 2013, 2012, and 2011, was $5,012, $4,981 and $4,896 respectively.

Minimum lease and rent agreement commitments under noncancellable operating leases and rental agreements for the next five (5) years are as follows:

Year Ending April 30	Amount
2014	$5,018
2015	4,991
2016	4,969
2017	5,017
2018	4,978
$24,973

7.	CONTINGENCIES:

In the ordinary course of business, the Company is at times subject to various legal proceedings and claims.  Butler National Corporation does not believe any such matters that are currently pending will have a material effect on its results of operation or financial position.

8.	RELATED-PARTY TRANSACTIONS:

In the normal course of business we purchased modification services and avionics of $0, $0, and $1,144 from a company partially owned by David Hayden, a director for Butler National Corporation during fiscal 2013, 2012, and 2011 respectively.

In September 2010 we acquired Kings Avionics, Inc. in support of our “Classic” commercial and military product lines. As part of the acquisition Mr. Hayden received $90 in fiscal 2011 and $135 in fiscal 2012 and 2013.

In the normal course of business we purchased business system components of $47,  $112, and $159 from ISG, the employer of Bradley Hoffman, a director of Butler National Corporation during fiscal 2013, 2012 and 2011 respectively.

Included in accrued liabilities are $33 and $38 as of April 30, 2013, and 2012 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2013, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, a sales representative and public relations person, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $209, $264 and $173, respectively, for fiscal 2013, $199, $270 and $165, respectively, for fiscal 2012, and $187, $273 and $155 respectively, for fiscal 2011.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

9.	401(k) SAVINGS PLAN

We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however there are only two entry dates per calendar year.  The Plan may match subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6% of the employee’s salary. Employees are 100 percent vested in the employer’s contributions immediately. Our matching contribution, as approved by the Board of Directors was paid in common stock of the Company.  The contribution amount was valued at the market price of the stock contributed in 2013, 2012, and 2011 was approximately $281, $278, and $214 respectively.

The rest of this page intentionally left blank.

10.	INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:

Industry Segmentation

Current Activities - The Company focuses on two primary activities, Professional Services and Aerospace Products.

Aerospace Products:

Aircraft Modifications principally includes the modification of customer and company owned business-size aircraft from passenger to freighter configuration, addition of aerial photography capability, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault Falcon aircraft along with other specialized modifications. We provide these services through our subsidiary, Avcon Industries, Inc. (“Aircraft Modifications” or “Avcon”).

Avionics principally includes the manufacture, sale, and service of airborne electronic switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90, and the KC-10 aircraft, Transient Suppression Devices (TSDs) for fuel tank protection on Boeing Classic 737 and 747 aircraft, and other Classic aircraft using a capacitance fuel quantity indicating system (“FQIS”), airborne electronics upgrades for classic weapon control systems used on military aircraft and vehicles, and consulting services with airlines and equipment manufacturers regarding fuel system safety requirements. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona and the services through Butler National Corporation - Olathe, Kansas (“Avionics”, “Classic Aviation Products”, “Safety Products”, or “Switching Units”).

In September 2010 we expanded this division by the acquisition of Kings Avionics, Inc. The acquisition of Kings Avionics allowed us to transition into the new technology available in avionics. Kings Avionics sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems). These systems are flight display systems which include intuitive touchscreen controls with large display to give users unprecedented access to high-resolution terrain mapping, graphical flight planning, geo-referenced charting, traffic display, satellite weather and much more. Kings Avionics is also recognized nationwide for its troubleshooting and repair work particularly on autopilot systems.

Professional Services:

Butler National Services, Inc. (“BNSI” or “BNS”) provides monitoring and related repair services of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector.

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Butler National Service Corporation (“BNSC”) provides management services to the Boot Hill Casino, a “state owned casino” and to The Stables, an “Indian owned casino”.

Year ended April 30, 2013

	Professional Services	Aerospace Products	Consolidated
Total revenues	$37,202	$13,627	$50,829
Depreciation and amortization	1,285	1,991	3,276
Operating income (loss)	2,987	(1,484)	1,503
Capital expenditures, net	7,180	979	8,159
Interest expense	-	-	(1,521)
Other income (expense)	-	-	11
Income (loss) before taxes	-	-	(7)
Income tax expense (benefit)	-	-	(816)
Net income (loss) attributable to Butler National Corporation	-	-	(148)
Identifiable assets, net	23,880	19,980	43,860

Year ended April 30, 2012

	Professional Services	Aerospace Products	Consolidated
Total revenues	$37,226	$17,188	$54,414
Depreciation and amortization	364	1,835	2,199
Operating income (loss)	2,928	2,558	5,486
Capital expenditures, net	2,211	1,323	3,534
Interest expense	-	-	(736)
Other income (expense)	-	-	(11)
Income (loss) before taxes	-	-	4,739
Income tax expense (benefit)	-	-	823
Net income (loss) attributable to Butler National Corporation	-	-	1,900
Identifiable assets, net	19,535	21,027	40,562

Year ended April 30, 2011

	Professional Services	Aerospace Products	Consolidated
Total revenues	$27,390	$18,945	$46,335
Depreciation and amortization	66	1,345	1,411
Operating income (loss)	(728)	3,556	2,828
Capital expenditures, net	242	3,511	3,753
Interest expense	-	-	(364)
Other income (expense)	-	-	(35)
Income (loss) before taxes	-	-	2,429
Income tax expense (benefit)	-	-	1,171
Net income (loss) attributable to Butler National Corporation	-	-	1,259
Identifiable assets, net	10,016	22,142	32,158

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	2013		2012		2011
Modifications	N/A	*	N/A	*	11.2%
Avionics	N/A	*	N/A	*	N/A	*
Management services	N/A	*	N/A	*	N/A	*
Environmental services	N/A	*	N/A	*	N/A	*
*Revenue represented less than 10% of consolidated revenue.

In fiscal 2013 the Company derived 14.8% of total sales from five customers. The top customer provided 4.7% of total sales while the next top four customers ranged from 1.3% to 3.9%.

11.	FAIR VALUE MEASUREMENTS

The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations. ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Line of credit	$-	$1,377	$-	$1,377
Long term debt and capital lease obligations	-	14,706	-	14,706
	$-	$16,083	$-	$16,083

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2012:

	Level 1	Level 2	Level 3	Fair Value
Line of credit	$-	$462	$-	$462
Long term debt and capital lease obligations	-	12,435	-	12,435
	$-	$12,897	$-	$12,897

12.	ACQUISITIONS

On September 1, 2010, we acquired Kings Avionics Inc. for $540. The acquisition of Kings Avionics allows us to transition into new technology available in avionics today.

13.	DODGE CITY LAND ACQUISITION

In June 2009 we sold 104 acres of land to BHC Development as a part of the build-to-suit agreement for $2.0 million. The cost associated with this sale was $1.5 million. On June 15, 2009, our subsidiary, Kansas International DDC, LLC exercised our option to purchase approximately 49 acres east of Highway 50 Bypass across from the Boot Hill Casino in Dodge City, Kansas.

14.	SUBSEQUENT EVENTS

On May 2, 2013 we announced the closing of the sale of our waste water monitoring business (Butler National Services, Inc.) to Beadle Enterprises, LLC.  We will receive $270 over five (5) years for the assets.

On June 27, 2013 we announced that we are in the process of implementing an Aerospace segment cost reduction plan to align overall expenses with the current level of revenue in the segment.  The plan includes reductions in staffing levels and reductions of top-level management compensation.

Our wholly owned subsidiary, Butler National Service Corporation is entering into friendly discussions with the other member of BHCMC LLC to explore the possible acquisition by Butler National Service Corporation of other member's 20% equity interest in BHCMC LLC.   If and when a definitive agreement is reached, such definitive agreement and a press release concerning the acquisition will be issued to describe the terms of the agreement and the intentions of the members.   We have not set a definitive timetable for our discussions and there can be no assurances that the process will result in any transaction being announced or completed.  At present there is no disagreement between the members of BHCMC LLC.   We do not plan to disclose or comment on developments until further disclosure is deemed appropriate.

15.	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected unaudited financial information for each quarter of fiscal 2013, 2012, and 2011 (in thousands, except per share amounts).

2013	First		Second	Third	Fourth	Total
Revenues	$13,468		$13,537	$11,000	$12,824	$50,829
Operating income (loss)	1,285		700	(520)	38	1,503
Non-operating income (expense)		(337)	(331)	(417)	(425)	(1,510)
Net income (loss) attributable to Butler National Corporation	268		114	(755)	225	(148)
Basic earnings (loss) per share*	.00		.00	(.01)	.00	.00
Diluted earnings (loss) per share*	.00		.00	(.01)	.00	.00
*Rounded to nearest hundredth

2012	First		Second	Third	Fourth	Total
Revenues	$12,146		$14,141	$13,734	$14,393	$54,414
Operating income (loss)	674		1,380	1,568	1,864	5,486
Non-operating income (expense)		(86)	(92)	(179)	(390)	(747)
Net income (loss) attributable to Butler National Corporation	108		459	568	765	1,900
Basic earnings (loss) per share*	.00		.01	.01	.01	.03
Diluted earnings (loss) per share*	.00		.01	.01	.01	.03
*Rounded to nearest hundredth

2011	First		Second	Third	Fourth	Total
Revenues	$9,546		$11,016	$12,860	$12,913	$46,335
Operating income (loss)		(64)	780	1,514	598	2,828
Non-operating income (expense)		(130)	(89)	(84)	(96)	(399)
Net income (loss) attributable to Butler National Corporation		(112)	473	867	31	1,259
Basic earnings (loss) per share*	.00		.01	.01	.00	.02
Diluted earnings (loss) per share*	N/	A	.01	.01	.00	.02
*Rounded to nearest hundredth

The individual quarter and fiscal year earnings per share are presented as shown in our quarterly and annual filings with the Securities and Exchange Commission. These numbers are rounded up to the nearest tenth.