Form 10-Q
period 2013-07-31
BUTLER NATIONAL CORP
filed 2013-09-13
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________

FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 6, 2013 was 59,619,173 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 31, 2013 and April 30, 2013
(in thousands except per share data)
 (unaudited)

	July 31, 2013	April 30, 2013

ASSETS
CURRENT ASSETS:
Cash	$4,561	$5,148
Notes and accounts receivable	3,018	2,697
Income tax receivable	1,432	1,395
Inventories
Raw materials	6,281	6,216
Work in process	1,288	1,048
Finished goods	151	240
Total inventory	7,720	7,504
Prepaid expenses and other current assets	827	829
Total current assets	17,558	17,573

PROPERTY, PLANT AND EQUIPMENT:
Land and building	4,044	4,027
Aircraft	6,723	6,723
Machinery and equipment	3,483	3,714
Office furniture and fixtures	6,394	6,358
Leasehold improvements	4,060	4,060
	24,704	24,882
Accumulated depreciation	(9,917)	(9,435)
Total property, plant and equipment	14,787	15,447

SUPPLEMENTAL TYPE CERTIFICATES (net of amortization of $2,619 at July 31, 2013 and $2,604 at April 30, 2013)	1,999	2,014

OTHER ASSETS:
Deferred tax asset	1,303	1,303
Other assets (net of accumulated amortization of $1,545 at July 31, 2013 and $1,213 at April 30, 2013)	8,261	7,523
Total other assets	9,564	8,826
Total Assets	$43,908	$43,860

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$1,464	$1,377
Current maturities of long-term debt and capital lease obligations	5,413	4,551
Accounts payable	1,550	1,509
Customer deposits	584	193
Gaming facility mandated payment	995	1,337
Compensation and compensated absences	1,054	1,045
Other current liabilities	171	119
Total current liabilities	11,231	10,131

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT MATURITIES:	9,148	10,155
Total liabilities	20,379	20,286

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5:Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $1,000 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued and outstanding 59,619,173 shares at July 31, 2013 and 59,619,173 shares at April 30, 2013	596	596
Capital contributed in excess of par	13,042	13,034
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained Earnings	7,733	8,022
Total stockholders' equity Butler National Corporation	20,639	20,920
Noncontrolling Interest in BHCMC, LLC	2,890	2,654
Total stockholders' equity	23,529	23,574
Total Liabilities and Stockholders' Equity	$43,908	$43,860
The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED July 31,
	2013	2012
REVENUES:
Professional Services	$8,745	$9,807
Aerospace Products	2,671	3,661
Total revenues	11,416	13,468

COSTS AND EXPENSES:
Cost of Professional Services	4,778	5,137
Cost of Aerospace Products	2,510	2,924
Marketing and advertising	1,064	1,120
Employee benefits	568	482
Depreciation and amortization	885	711
General, administrative and other	1,468	1,809
Total costs and expenses	11,273	12,183

OPERATING INCOME	143	1,285

OTHER INCOME (EXPENSE):
Interest expense	(390)	(346)
Other income (expense), net	38	9
Total other income (expense)	(352)	(337)

INCOME (LOSS) BEFORE INCOME TAXES	(209)	948

PROVISION (BENEFIT) FOR INCOME TAXES	(156)	140

NET INCOME (LOSS)	(53)	808
Net income attributable to noncontrolling interest in BHCMC, LLC	(236)	(540)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$(289)	$268

BASIC EARNINGS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	59,019,173	57,527,949

DILUTED EARNINGS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	59,019,173	57,527,949

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012
(dollars in thousands)
(unaudited)

	THREE MONTHS ENDED July 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(53)	$808
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	1,100	726
Stock issued for services	-	91
Stock options issued to employees and directors	8	37
Gain and loss on disposal of other assets	(36)	-

Changes in assets and liabilities
Accounts receivable	(182)	(1,687)
Income tax receivable	(37)	-
Inventories	(306)	(16)
Prepaid expenses and other current assets	2	658
Accounts payable	41	768
Customer deposits	391	461
Accrued liabilities	9	(508)
Gaming facility mandated payment	(342)	(121)
Other liabilities	52	10
Cash flows from operating activities	647	1,227

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(106)	(402)
Cash flows from investing activities	(106)	(402)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of promissory notes, net	87	(158)
Borrowings of promissory notes, long-term debt and capital lease obligations	-	365
Repayments of promissory notes, long-term debt and capital lease obligations	(1,215)	(694)
Cash flows from financing activities	(1,128)	(487)

NET INCREASE (DECREASE) IN CASH	(587)	338

CASH, beginning of period	5,148	7,431

CASH, end of period	$4,561	$7,769

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$389	$344
Income taxes paid	$-	$428

NON CASH OPERATING ACTIVITY
Non cash stock issued for services	$-	$91
Non cash stock options issued to employees and directors	$8	$37
Capitalized lease intangible assets	$1,070	$7,423
Capitalized lease obligation	$1,070	$7,423
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2013. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2013 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2014.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income (Loss) Per Share: The Company follows ASC 260 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares as of July 31, 2013 are 66,281,237.

3. Research and Development: We invested in research and development activities. The amount invested in the three months ended July 31, 2013 and 2012 was approximately $557 and $372 respectively.

4. Borrowings: At April 30, 2013, the Company was utilizing two lines of credit totaling $3.5 million. The unused line at July 31, 2013 was $2.0 million. During the current year these funds were primarily used for the purchase of inventory and aircraft modification STC development for the modifications and avionics operations.

We believe the line of credit will be extended when it is due and do not anticipate the full repayment of this note in fiscal 2014. Our $1.0 million line of credit has been extended to August 2014. Our $2.5 million line of credit matures April 2015. The lines of credit are collateralized by the first and second positions on all assets of the Company.

At July 31, 2013, there were several notes collateralized by aircraft security agreements totaling $1,779. These notes were used for the purchase and modifications of these collateralized aircraft and Kings Avionics, Inc.

There are three notes at a bank totaling $1,623 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is March 2019 and August 2019.

One note totaling $329 remain for real estate purchased in November 2007 and June 2009 in Dodge City, Kansas.

One note with a balance of $136 is collateralized by the first and second position lien on all assets of the Company. This was used as capital for our daily business operations in 2006. There are several other notes collateralized by automobiles and equipment totaling an additional $122.

BHCMC entered into an obligation with Konami Gaming Inc. effective August 1, 2012 in the amount of $1,733. The purchase of the gaming system was installed at Boot Hill Casino in mid-August and has a current balance of $954.

BHCMC arranged to acquire for ownership by the Kansas Lottery additional gaming machines. The balance of this financed payable is $1,767.

We are not in default of any of our notes as of July 31, 2013.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2013 and beyond.

5. Leases: BHCMC, LLC ("BHCMC") as tenant entered into a lease dated May 1, 2011, and amended via an addendum dated January 1, 2012 (collectively, the "Lease"), with BHC Investment Company, L.C. ("BHCI") as landlord for a total obligation of $7,423.  BHCI provided funds to BHCMC for the purchase of certain intangible items and gaming related items related items related to the Boot Hill Casino.  Commencing on January 1, 2012, BHCMC is obligated to make a minimum payment to BHCI of $177 per month until September 30, 2017.  The remaining balance on the obligation is $5,638.

On August 24, 2012 BHCMC and BHCI entered into a second lease ("Second Lease") of $2,500 for tenant improvements related to expansion of the Boot Hill Casino.  Commencing on November 1, 2012. BHCMC is obligated to make a minimum payment to BHCI of approximately $55 per month until November 30, 2017.  The remaining obligation is $2,213.

6. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $2,252 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024.  There is no assurance of the Management Contract renewal.  The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of 15 years.

7. Stockholders' Equity: On May 8, 2012, the Company issued 238,750 shares of Company common stock to Reign Strategy & Investment Group, LLC ("RSIG"). The market value was $91 at date of issue. These shares were issued in consideration for RSIG's marketing and consulting services related to increasing public awareness and shareholder interest in the Company.

The issuance of stock by the Company to RSIG is exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. RSIG has represented to the Company and the Company believes that RSIG is an "accredited investor" as defined in Rule 501(a) of Regulation D.

8. Stock Options: At July 31, 2013 we had 7,262,064 outstanding stock options that were issued on December 31, 2010 all of which expire on December 31, 2015.

The exercise price for the incentive stock options is $0.49. The Board of Directors approved the issuance of incentive stock options on December 31, 2010 with the goals of increasing shareholder value, expanding the number of managers participating in the program, and increasing the percentage of compensation tied to share price performance.

The incentive stock options are allocated in three groups with two conditions for vesting. The first condition is stock price and the second condition is time. There are 2,420,688 options at $0.49 that may be exercised if and when the share price reaches $0.92, and 2,420,688 options at $0.49 that may be exercised if and when the share price reaches $1.41, and 2,420,688 options at $0.49 that may be exercised on or after December 31, 2013 if and when the share price reaches $1.90.

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

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Cautionary Statements and Risk Factors, filed as Exhibit 99 and Item 1A. Risk Factors to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2013 are incorporated herein by reference. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Management Overview

Management is focused on increasing long-term shareholder value from increased cash generation, earnings growth, and prudently managing capital expenditures. We plan to do this by continuing to drive increased revenue from product and service innovations, strategic acquisitions, and targeted marketing programs.

Our revenue is primarily derived from two very different business segments; aerospace products and professional services. These segments operate through various Butler National Corporation subsidiaries and affiliates listed in the Company's fiscal year 2013 annual report on Form 10K.

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

Aerospace is the legacy part of the Butler National business. Organized over 50 years ago, this business is based upon design engineering and installation innovations to enhance and support products related to airplanes and ground support equipment. These new products included: in the 1960's, aircraft electronic load sharing and system switching equipment, a number of airplane electronic navigation instruments, radios and transponders; in the 1970's, ground based VOR navigation equipment sold worldwide and GPS equipment as we know it today in civilian use; in the 1980's, special mission modifications to business jets for aerial surveillance and conversion of passenger configurations to cargo; in the 1990's, classic aviation support of aging airplanes with enhanced protection of electrical systems through transient suppression devices (TSD), control electronics for military weapon systems and improved aerodynamic control products (Avcon Fins) allowing stability at higher gross weights for additional special mission applications; in the 2000's, improved accuracy of the airspeed and altimeter systems to allow less vertical separation between flying airplanes (RVSM) and acquisition of the JET autopilot product line to support and replace aged electronic equipment in the classic fleet of Learjet airplanes; and in the 2010's, the acquisition of Kings Avionics to provide additional classic airplane support by retrofit of avionics from the past 40 years to modern state of the art equipment for sale worldwide using FAA supplemental type certification to make the installations (STC) acceptable to foreign governments for installation abroad.

Aerospace continues to be a focus for new product design and development. We expect this segment will continue to grow in the future. To address the three to five year business cycles related to the Aerospace industry, in the 1990's, we began providing Professional Services to markets outside the Aerospace industry.

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), (b) licensed architectural services to the business community through BCS Design ("BCS"), and (c) monitoring services to owners and operators of intelligence gathering systems through Butler National Services, Inc. ("BNSI").

Professional Services grew from the experiences gained from the BNSI monitoring products and services of the 1980's including SCADA systems and products including digital voice technology for the telephone industry and nuclear plant and civil defense warning systems. BNSI sold these Professional Services and products to utilities and municipalities resulting in relatively stable revenue streams. The defense warning products were sold in the 1980's to a third party leaving only the BNSI service business in Florida (on May 1, 2013 we sold our waste water monitoring business (Butler National Services, Inc.) to Beadle Enterprises, LLC.

In the early 1990's, management determined that more revenue stable business units were needed to sustain the Company. Members of the Board of Directors had contacts with several American Indian tribes and other members of the Board were associated with gaming operators in Las Vegas.  After enactment of the 1988 Indian Gaming Regulatory Act (IGRA) we reached out to various Indian tribes with land in the area to explore the opportunities for operations under IGRA. This resulted in the "Stables" an Indian owned casino on Modoc Indian land opened in September 1998 developed and managed by BNSC. The Stables Management Agreement has been available on the website maintained by the National Indian Gaming Commission ("NIGC"). The Stables Management Agreement was subsequently amended by various amendments dated April 30, 2003 (the "First Amendment"), November 30, 2006 (the "Second Amendment"), October 19, 2009 (the "Third Amendment") and September 22, 2011 (the "Fourth Amendment"). The result of the First Amendment, Second Amendment, Third Amendment and Fourth Amendment is to provide that twenty (20%) of net profits from The Stables are distributed to BNSC, to end per the joint venture agreement the participation of the Miami Indian tribe from the business and to extend the duration of the Stables Management Agreement through September 30, 2018. BCS Design assisted with the design, construction and continued refurbishment of the Stables.

From this experience with IGRA and the success of the Indian gaming industry, we determined that the IGRA model may be applicable for state owned gaming. We spent Butler National Corporation innovation, legal and market development funds to design and encourage the use of an Indian owned gaming model in the State of Kansas. From these efforts, Kansas enacted the Kansas Expanded Lottery Act (KELA) in 2007 allowing four state owned casinos to be developed in Kansas. In 2007, BNSC made application to manage a state owned casino. In 2008, BNSC was awarded a fifteen year term to manage the Boot Hill Casino in Dodge City, Kansas pursuant to a Lottery Gaming Facility Management Contract (the "Boot Hill Casino Management Contract"). The Boot Hill Casino Management Contract was amended on December 29, 2009 (the "First Amendment to the Boot Hill Casino Management Contract") to bring the definition of "Fiscal Year" in line with the fiscal year of BNSC (May 1 to April 30). BHCMC was organized to be the manager of the Boot Hill Casino in Dodge City, Kansas. The casino opened in December 2009.

The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. The unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine leases, and casino earnings, with minimum exposure to Butler National Corporation. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). In late January 2013 the snack bar was reopened with additional seating and space as the "Cowboy Cafe."

Results Overview

The three months ending July 31, 2013 revenue decreased 15% to $11.4 million compared to $13.5 million in the three months ending July 31, 2012. In the three months ending July 31, 2013 the professional services revenue was $8.7 million compared to $9.8 million in the three months ending July 31, 2012, a decrease of 11%. There was a decrease of 27% in the aerospace products revenue for the three months ending July 31, 2013. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

The three months ending July 31, 2013 net income decreased 266% to a loss of $445 compared to net income of $268 in the three months ending July 31, 2012. Diluted earnings per share remained the same at $0.00 for the three months ending July 31, 2013 and July 31, 2012. We continue focusing on our margin expansion initiatives, including efficiencies in our implementation and operational processes and controlling general and administrative expenses. The three months ending July 31, 2013, operating margin was 1%, a decrease of nine percentage points from our margin of 10% in the three months ending July 31, 2012.

RESULTS OF OPERATIONS

THREE MONTHS ENDING JULY 31, 2013 COMPARED TO THREE MONTHS ENDING JULY 31, 2012
(dollars in thousands)	Three Months Ended Jul. 31, 2013	Percent of Total Revenue	Three Months Ended Jul. 31, 2012	Percent of Total Revenue	Percent Change 2012-2013
Revenues:
Professional Services	$8,745	77%	$9,807	73%	(11)%
Aerospace Products	2,671	23%	3,661	27%	(27)%

Total revenues	11,416	100%	13,468	100%	(15)%

Costs and expenses:
Cost of Professional Services	4,778	42%	5,137	38%	(7)%
Cost of Aerospace Products	2,510	22%	2,924	22%	(14)%
Marketing and advertising	1,064	9%	1,120	8%	(5)%
Employee benefits	568	5%	482	4%	18%
Depreciation and amortization	885	8%	711	5%	24%
General, administrative and other	1,468	13%	1,809	13%	(19)%

Total costs and expenses	11,273	99%	12,183	90%	(7)%
Operating income	$143	1%	$1,285	10%	(89)%

Revenues:

Revenue decreased 15% to $11.4 million in the three months ended July 31, 2013, as compared to $13.5 million in the three months ended July 31, 2012.

•	Professional Services derives its revenue from professional management services in the gaming industry through BNSC and BHCMC, licensed architectural services to the business community through BCS Design. Revenue from Professional Services decreased 11% for the three months ended to $8.7 million at July 31, 2013, compared to $9.8 million at July 31, 2012.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace products revenue decreased 27% for the three months to $2.7 million at July 31, 2013 compared to $3.7 million at July 31, 2012. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 7% in the three months ended July 31, 2013 to $11.3 million compared to $12.2 million in the three months ended July 31, 2012. Costs and expenses were 99% of total revenue in the three months ended July 31, 2013, as compared to 90% of total revenue in the three months ended July 31, 2012. The decreased costs and expenses as a percent of total revenue in the three months ended July 31, 2013 were primarily driven by a decrease in labor and material expenses

Marketing and advertising expenses as a percent of total revenue was 9% in the three months ended July 31, 2013, as compared to 8% in the three months ended July 31, 2012. These expenses decreased 5% to $1,064 in the three months ended July 31, 2013, from $1,120 in the three months ended July 31, 2012. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions. Boot Hill Casino marketing expenses decreased $68, however other gaming development expenses increased by $12. The Boot Hill Casino decrease was primarily attributable to additional focus in the professional services business reflecting a marketing plan to target specific marketing sectors to increase destination casino revenue. The Boot Hill Casino and Resort definition of the market includes the area east from the Rocky Mountains to the Mississippi River and the southern Canadian border to the northern border of Mexico.

Employee benefits expenses as a percent of total revenue was 5% in the three months ended July 31, 2013, compared to 4% in the three months ended July 31, 2012. These expenses increased 18% to $568 in the three months ended July 31, 2013, from $482 in the three months ended July 31, 2012. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans. The increased expenses are related to increases in insurance expenses.

Depreciation and amortization expenses as a percent of total revenue was 8% in the three months ended July 31, 2013, compared to 5% in the three months ended July 31, 2012. These expenses increased 24% to $885 in the three months ended July 31, 2013, from $711 in the three months ended July 31, 2012. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the three months ended July 31, 2013 was $404 compared to $226 at July 31, 2012.

General, administrative and other expenses as a percent of total revenue was 13% in the three months ended July 31, 2013, compared to 13% in the three months ended July 31, 2012. These expenses decreased 19% to $1.5 million in the three months ended July 31, 2013, from $1.8 million in the three months ended July 31, 2012. The decrease reflects our cost reduction plan to align overall expenses with the current level of revenue in the Aerospace business segment.  The plan includes reductions in staffing levels and reductions of top-level management compensation.

Other income (expense):

Interest and other expenses were $352 in the three months ended July 31, 2013 compared with interest and other expenses of $337 in the three months ended July 31, 2012.  Interest expense increased 12.9% from the three months ended July 31, 2012 to the three months ended July 31, 2013. Interest of $315 was related to obligations of BHCMC, LLC.  A gain on the sale of assets was recorded for Butler National Services, Inc. in the amount of $36.

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

The following table presents a summary of our operating segment information for the three months ended July 31, 2013 and July 31, 2012:
(dollars in thousands)	Three Months Ended Jul. 31, 2013	Percent of Revenue	Three Months Ended Jul. 31, 2012	Percent of Revenue	Percent Change 2012-2013
Professional Services
Revenues
Boot Hill Casino	$7,282	83%	$7,701	78%	(5)%
Management/Professional Services	1,463	17%	2,106	22%	(31)%
Revenues	8,745	100%	9,807	100%	(11)%

Costs of Professional Services	4,778	55%	5,137	52%	(7)%
Expenses	3,175	36%	3,302	34%	(4)%
Total costs and expenses	7,953	91%	8,439	86%	(6)%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$792	9%	$1,368	14%	(42)%

(dollars in thousands)	Three Months Ended July 31, 2013	Percent of Revenue	Three Months Ended July 31, 2012	Percent of Revenue	Percent Change 2012-2013
Aerospace Products
Revenues	$2,671	100%	$3,661	100%	(27)%

Costs of Aerospace Products	2,510	94%	2,924	80%	(14)%
Expenses	810	30%	820	22%	(1)%
Total costs and expenses	3,320	124%	3,744	102%	(11)%

Aerospace Products operating income (loss)	$(649)	(24)%	$(83)	(2)%	(682)%

Professional Services
•	Revenue from Professional Services decreased 11% to $8.7 million for the three months ended July 31, 2013, compared to $9.8 million for the three months ended July 31, 2012.

In the three months ended July 31, 2013 Boot Hill Casino and Resort received gross receipts for the State of Kansas of $10.8 million compared to $11.2 million for the three months ended July 31, 2012. Mandated fees, taxes and distributions reduced gross receipts by $3.5 million resulting in gaming revenue of $7.3 million for the three months ended July 31, 2013 compared to $7.7 million for the three months ended July 31, 2012 a decrease of 5%.

The remaining management and Professional Services revenue include professional management services in the gaming industry, licensed architectural services, food, beverage, and retail from Boot Hill Casino.  Gaming related revenue including food, beverage, and retail decreased 28% to $1.3 million in the three months ended July 31, 2013 from $1.8 million in the three months ended July 31, 2012. Professional Services revenue including architectural, and engineering decreased 43% to $185 for the current three months ended July 31, 2013.

•	Costs decreased 7% in the three months ended July 31, 2013 to $4.8 million compared to $5.1 million in the three months ended July 31, 2012. Costs were 55% of segment total revenue in the three months ended July 31, 2013, as compared to 52% of segment total revenue in the three months ended July 31, 2012. The decrease in direct costs were a result of reductions of electronic gaming machines.

•	Expenses decreased 4% in the three months ended July 31, 2013 to $3.2 million compared to $3.3 million in the three months ended July 31, 2012. Expenses were 36% of segment total revenue in the three months ended July 31, 2013, as compared to 34% of segment total revenue in the three months ended July 31, 2012.

Aerospace Products
•	Revenue decreased 27% to $2.7 million in the three months ended July 31, 2013 compared to $3.7 million in the three months ended July 31, 2012. This decrease is attributable to reduced revenue of $1.0 million in the aerospace segment. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs decreased by 14% in the three months ended July 31, 2013 to $2.5 million compared to $2.9 million for the three months ended July 31, 2012. Costs were 94% of segment total revenue in the three months ended July 31, 2013, as compared to 80% of segment total revenue in the three months ended July, 2012.

•	Expenses decreased 1% in the three months ended July 31, 2013 at $810 compared to $820 in the three months ended July 31, 2012. Expenses were 30% of segment total revenue in the three months ended July 31, 2013, as compared to 22% of segment total revenue in the three months ended July 31, 2012.

Employees

Other than persons employed by our gaming subsidiaries there were 84 full time and 1 part time employee on July 31, 2013 compared to 105 full time and 3 part time employees on July 31, 2012. As of September 6, 2013, staffing is 85 full time and 1 part time employees. Our staffing at Boot Hill Casino & Resort on July 31, 2013 was 220 full time and 50 part time employees. At September 6, 2013 there are 211 full time employees and 50 part time employees. None of the employees are subject to any collective bargaining agreements.

Liquidity and Capital Resources

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2014 and beyond.

On May 1, 2011, BHC Investment Company (BHCI) exercised the option to acquire 100% of the Class A Preferred Interest in BHCMC, LLC. The ownership structure of BHCMC, LLC is now:

Membership Interest	Members of Board of Managers	Equity Ownership	Income (Loss) Sharing
Class A	3	20%	40%
Class B	4	80%	60%

BHCMC, LLC, rents the casino building under the terms of a 25 year lease from BHC Development L.C. "BHCD". Butler National Corporation, its management, or subsidiaries have no ownership interest in BHCI or BHCD.

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC require the completion of an addition to the Boot Hill Casino. The Phase II development of an adjacent hotel and community owned special events center was funded by a third party, is completed, and open to the public. The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. Phase II expansion of the unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine leases, and casino earnings, with minimum exposure to Butler National Corporation. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). In late January 2013 the snack bar was reopened with additional seating and space as the "Cowboy Cafe."

Analysis and Discussion of Cash Flow

During the three months ended July 31, 2013 our cash position decreased by $587.  We had a net loss of $53. Cash flows from operating activities provided $647.  Non-cash activities consisting of depreciation and amortization contributed $1,100 and stock options issued to employees and directors contributed $8.  Customer deposits increased our cash position by $391, in addition to a net tax change of $37 and prepaid expenses of $2.  An increase in accounts receivable of $182, increases in inventory of $306 and increases in accounts payable and accrued expenses of $240 all decrease our cash position.  We had a gain on the sale of select assets in the amount of $36.

Cash used in investing activities was $106.  We invested $17 for property improvements in Dodge City and invested approximated $89 for equipment at Boot Hill Casino and Resort.

Cash used in financing activities was $1,128.  We reduced our debt by $1,215 and increased our line of credit by $87.  The increase borrowings on the line of credit were a result of the development of the Lear 20 series stage 3 noise suppression device.

Critical Accounting Policies and Estimates:

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management judgments and estimates. These significant accounting policies relate to revenue recognition, the use of estimates, long-lived assets, and Supplemental Type Certificates. These policies and our procedures related to these policies are described in detail below and under specific areas within this "Management Discussion and Analysis of Financial Condition and Results of Operations." In addition, Note 1  to the consolidated financial statements of our Form 10-K for the fiscal year ended April 30, 2013 expands upon discussion of our accounting policies.

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

Gaming revenue is the gross gaming win as reported by the Kansas Lottery casino reporting systems, less the mandated payments by and for the State of Kansas. Electronic games-slots and table games revenue is the aggregate of gaming wins and losses. Liabilities are recognized for chips and "ticket-in, ticket-out" coupons in the customers' possession, and for accruals related to anticipated payout of progressive jackpots. Progressive gaming machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are deducted from revenue as the amount of jackpots increase. Food, beverage, and other revenue is recorded when the service is received and paid for.

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
Please see Item 7(a) of our Form 10-K for the period ended April 30, 2013, which such Item is incorporated herein by reference.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2013.

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
BHCMC, LLC and BHC Development LC filed a lawsuit in the United States District Court on June 21, 2012 against Bally Gaming Inc. doing business as Bally Technologies for breach of contract and negligent misrepresentation, among other claims related to the performance of computer software systems. BHCMC and BHC Development seek damages in excess of $75. Bally's has counterclaimed for an alleged breach of contract and an alleged continued use of the system. Bally's alleges damages in excess of $411 which BHCMC and BHC Development deny. BHCMC and BHC Development are vigorously contesting the counterclaims.

Item 1A.	RISK FACTORS.
There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K for the fiscal year ended April 30, 2013.

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

Item 6.	EXHIBITS.

3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are approved by the Board of Directors on March 12, 2013.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2013.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2013 and April 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements, with detail tagging. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

September 13, 2013	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

September 13, 2013	/s/ Angela D. Shinabargar
Date	Angela D. Shinabargar
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Lease between Butler National Service Corporation and BHC Development, L.C., dated April 30, 2009

10.2	Legal Description Lot 1 in a future replat of Mariah Center

10.3	Legal Description Lot 2 in a future replat of Mariah Center

3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit A of this Form 10Q filed on March 12, 2013.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2013.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2013 and April 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements, with detail tagging. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed "furnished" and not "filed."