Form 10-Q
period 2013-10-31
BUTLER NATIONAL CORP
filed 2013-12-16
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________

FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 6, 2013 was 59,619,173 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of October 31, 2013 and April 30, 2013
(in thousands except per share data)
 (unaudited)

	October 31, 2013	April 30, 2013

ASSETS
CURRENT ASSETS:
Cash	$4,172	$5,148
Notes and accounts receivable	2,256	2,697
Income tax receivable	1,276	1,395
Inventories
Raw materials	6,339	6,216
Work in process	1,892	1,048
Finished goods	151	240
Total inventory	8,382	7,504
Prepaid expenses and other current assets	791	829
Total current assets	16,877	17,573

PROPERTY, PLANT AND EQUIPMENT:
Land and building	4,044	4,027
Aircraft	6,723	6,723
Machinery and equipment	3,494	3,714
Office furniture and fixtures	6,443	6,358
Leasehold improvements	4,060	4,060
	24,764	24,882
Accumulated depreciation	(10,663)	(9,435)
Total property, plant and equipment	14,101	15,447

SUPPLEMENTAL TYPE CERTIFICATES (net of amortization of $2,633 at October 31, 2013 and $2,604 at April 30, 2013)	1,985	2,014

OTHER ASSETS:
Deferred tax asset	1,560	1,303
Other assets (net of accumulated amortization of $1,861 at October 31, 2013 and $1,213 at April 30, 2013)	7,934	7,523
Total other assets	9,494	8,826
Total Assets	$42,457	$43,860

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$1,740	$1,377
Current maturities of long-term debt and capital lease obligations	4,606	4,551
Accounts payable	1,817	1,509
Customer deposits	320	193
Gaming facility mandated payment	1,225	1,337
Compensation and compensated absences	879	1,045
Other current liabilities	218	119
Total current liabilities	10,805	10,131

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT MATURITIES:	8,571	10,155
Total liabilities	19,376	20,286

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5:Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $1,000 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued and outstanding 59,619,173 shares at October 31, 2013 and 59,619,173 shares at April 30, 2013	596	596
Capital contributed in excess of par	13,051	13,034
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained Earnings	7,388	8,022
Total stockholders' equity Butler National Corporation	20,303	20,920
Noncontrolling Interest in BHCMC, LLC	2,778	2,654
Total stockholders' equity	23,081	23,574
Total Liabilities and Stockholders' Equity	$42,457	$43,860
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED October 31,
	2013	2012
REVENUE:
Professional Services	$7,855	$9,170
Aerospace Products	3,289	4,367
Total revenue	11,144	13,537

COSTS AND EXPENSES:
Cost of Professional Services	4,791	5,370
Cost of Aerospace Products	2,433	3,177
Marketing and advertising	1,253	997
Employee benefits	513	522
Depreciation and amortization	875	745
General, administrative and other	1,477	2,027
Total costs and expenses	11,342	12,838

OPERATING INCOME (LOSS)	(198)	699

OTHER INCOME (EXPENSE):
Interest expense	(362)	(332)
Other income, net	2	1
Total other income (expense)	(360)	(331)

INCOME (LOSS) BEFORE INCOME TAXES	(558)	368

PROVISION (BENEFIT) FOR INCOME TAXES	(102)	68

NET INCOME (LOSS)	(456)	300
Net income attributable to noncontrolling interest in BHCMC, LLC	111	(186)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$(345)	$114

BASIC EARNINGS PER COMMON SHARE	$(0.01)	$-

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	59,019,173	57,546,314

DILUTED EARNINGS PER COMMON SHARE	$(0.01)	$-

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	59,019,173	57,546,314

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012
(in thousands, except per share data)
(unaudited)

	SIX MONTH ENDED October 31,
	2013	2012
REVENUE:
Professional Services	$16,601	$18,977
Aerospace Products	5,959	8,028
Total revenue	22,560	27,005

COSTS AND EXPENSES:
Cost of Professional Services	9,569	10,507
Cost of Aerospace Products	4,944	6,101
Marketing and advertising	2,317	2,117
Employee benefits	1,080	1,004
Depreciation and amortization	1,760	1,456
General, administrative and other	2,945	3,836
Total costs and expenses	22,615	25,021

OPERATING INCOME (LOSS)	(55)	1,984

OTHER INCOME (EXPENSE):
Interest expense	(752)	(678)
Other income, net	40	10
Total other income (expense)	(712)	(668)

INCOME (LOSS) BEFORE INCOME TAXES	(767)	1,316

PROVISION (BENEFIT) FOR INCOME TAXES	(257)	208

NET INCOME (LOSS)	(510)	1,108
Net income attributable to noncontrolling interest in BHCMC, LLC	(124)	(726)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$(634)	$382

BASIC EARNINGS PER COMMON SHARE	$(0.01)	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	59,019,173	57,546,314

DILUTED EARNINGS PER COMMON SHARE	$(0.01)	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	59,019,173	57,546,314

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012
(in thousands)
(unaudited)

	SIX MONTHS ENDED October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(510)	$1,108
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	2,175	1,520
Stock issued for services	-	91
Stock options issued to employees and directors	17	74
Gain and loss on disposal of other assets	(36)	-

Changes in assets and liabilities
Accounts receivable	580	742
Income tax receivable	119	-
Inventories	(968)	123
Prepaid expenses and other current assets	38	(557)
Accounts payable	308	591
Customer deposits	127	(571)
Accrued liabilities	(166)	(426)
Gaming facility mandated payment	(112)	182
Other liabilities	99	88
Deferred tax asset	(257)	-
Other assets	12	-
Cash flows from operating activities	1,426	2,965

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(166)	(6,952)
Cash flows from investing activities	(166)	(6,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of promissory notes, net	363	440
Borrowings of promissory notes, long-term debt and capital lease obligations	-	4,598
Repayments of promissory notes, long-term debt and capital lease obligations	(2,599)	(1,451)
Cash flows from financing activities	(2,236)	3,587

NET DECREASE IN CASH	(976)	(400)

CASH, beginning of period	5,148	7,431

CASH, end of period	$4,172	$7,031

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$754	$677
Income taxes paid	$-	$783

NON CASH OPERATING ACTIVITY
Non cash stock issued for services	$-	$91
Non cash stock options issued to employees and directors	$17	$74
Capitalized lease intangible assets	$1,070	$-
Capitalized lease obligation	$1,070	$-
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2013. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2013 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2014.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income (Loss) Per Share: The Company follows ASC 260 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares as of October 31, 2013 are 66,281,237.

3. Research and Development: We invested in research and development activities. The amount invested in the six months ended October 31, 2013 and 2012 was approximately $1,043 and $797 respectively.

4. Borrowings: At October 31, 2013, the Company was utilizing three lines of credit totaling $4.0 million. The unused line at October 31, 2013 was $2.3 million. During the current year these funds were primarily used for the purchase of inventory and aircraft modification STC development for the modifications and avionics operations.

Our $1.0 million line of credit has been extended to August 2014. Our $2.5 million line of credit matures April 2015. Our $0.5 million line of credit matures June 2015.  The lines of credit are collateralized by the first and second positions on all assets of the Company.

At October 31, 2013, there were several notes collateralized by aircraft security agreements totaling $1,539. These notes were used for the purchase and modifications of these collateralized aircraft and Kings Avionics, Inc.

There are three notes at a bank totaling $1,606 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is March 2019 and August 2019.

One note totaling $326 remain for real estate purchased in November 2007 and June 2009 in Dodge City, Kansas.

One note with a balance of $69 is collateralized by the first and second position lien on all assets of the Company. This was used as capital for our daily business operations in 2006.

BHCMC entered into an obligation with Konami Gaming Inc. effective August 1, 2012 in the amount of $1,733. The purchase of the gaming system was installed at Boot Hill Casino in mid-August and has a current balance of $737.

BHCMC arranged to acquire for ownership by the Kansas Lottery additional gaming machines. The balance of this financed payable is $1,458.

We are not in default of any of our notes as of October 31, 2013.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2013 and beyond.

5. Leases: BHCMC, LLC ("BHCMC") as tenant entered into a lease dated May 1, 2011, and amended via an addendum dated January 1, 2012 (collectively, the "Lease"), with BHC Investment Company, L.C. ("BHCI") as landlord for a total obligation of $7,423.  BHCI provided funds to BHCMC for the purchase of certain intangible items and gaming items related to the Boot Hill Casino.  Commencing on January 1, 2012, BHCMC is obligated to make a minimum payment to BHCI of $177 per month until September 30, 2017.  The remaining balance on the obligation is $5,316.

On August 24, 2012 BHCMC and BHCI entered into a second lease ("Second Lease") of $2,500 for tenant improvements related to expansion of the Boot Hill Casino.  Commencing on November 1, 2012. BHCMC is obligated to make a minimum payment to BHCI of approximately $55 per month until November 30, 2017.  The remaining obligation is $2,212.

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

8. Stock Options: At October 31, 2013 we had 7,262,064 outstanding stock options that were issued on December 31, 2010 all of which expire on December 31, 2015.

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

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

Forward Looking Statements

Statements made in this report, filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and reference to the Cautionary Statements filed by us as Exhibit 99 to the Annual Report on Form 10-K including the following factors:

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

Aerospace Products derives its revenue by designing system integration, engineering, manufacturing, installing, servicing, and repairing products for classic and current production aircraft. These products include JET autopilot service and repairs, Avcon provisions and system integration for special mission equipment installations, Kings Avionics equipment sales and installation, and Butler National electronic controls and safety equipment manufacture and sales. Aerospace customers range in size from owners and operators of small single engine airplanes to owners and operators of large commercial and military aircraft. Aerospace Products are sold to and serviced for customers located in many countries of the world.

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

Aerospace continues to be a focus for new product design and development.  Our recent approval is noise suppression for Learjet 20 series aircraft. We expect this segment will continue to grow in the future. To address the three to five year business cycles related to the Aerospace industry, in the 1990's, we began providing Professional Services to markets outside the Aerospace industry.

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

From this experience with IGRA and the success of the Indian gaming industry, we determined that the IGRA model may be applicable for state owned gaming. We spent Butler National Corporation innovation, legal and market development funds to design and encourage the use of an Indian owned gaming model in the State of Kansas. From these efforts, Kansas enacted the Kansas Expanded Lottery Act (KELA) in 2007 allowing four state owned casinos to be developed in Kansas. In 2007, BNSC made application to manage a state owned casino. In 2008, BNSC was awarded a fifteen year term to manage the Boot Hill Casino in Dodge City, Kansas pursuant to a Lottery Gaming Facility Management Contract (the "Boot Hill Casino Management Contract"). The Boot Hill Casino Management Contract was amended on December 29, 2009 (the "First Amendment to the Boot Hill Casino Management Contract") to bring the definition of "Fiscal Year" in line with the fiscal year of BNSC (May 1 to April 30). BHCMC was organized to be the manager of the Boot Hill Casino in Dodge City, Kansas. The casino opened in December 2009.  BCS Design assisted with the design, construction and continued refurbishment of Boot Hill Casino.

The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. The unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine leases, and casino earnings, with minimum exposure to Butler National Corporation. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). In late January 2013 the snack bar was reopened with additional seating and space as the "Cowboy Cafe."  BCS Design assisted with the design, construction and continued refurbishment of Boot Hill Casino.

Results Overview

The six months ending October 31, 2013 revenue decreased 16% to $22.6 million compared to $27.0 million in the six months ending October 31, 2012. In the six months ending October 31, 2013 the professional services revenue was $16.6 million compared to $19 million in the six months ending October 31, 2012, a decrease of 13%. In the six months ending October 31, 2013 the Aerospace Products revenue was $6.0 million compared to $8.0 million in the six months ending October 31, 2012, a decrease of 26%.

The six months ending October 31, 2013 net income decreased to a loss of $634 compared to net income of $382 in the six months ending October 31, 2012.  We continue focusing on our margin expansion initiatives, including implementation of efficiencies in our operational processes and controlling general and administrative expenses. The six months ending October 31, 2013, operating income (loss) was $(55), a decrease of seven percentage points from our operating income (loss) of $1,984 in the six months ending October 31, 2012.

RESULTS OF OPERATIONS

SIX MONTHS ENDING OCTOBER 31, 2013 COMPARED TO SIX MONTHS ENDING OCTOBER 31, 2012
(dollars in thousands)	Six Months Ended Oct. 31, 2013	Percent of Total Revenue	Six Months Ended Oct. 31, 2012	Percent of Total Revenue	Percent Change 2012-2013
Revenue:
Professional Services	$16,601	74%	$18,977	70%	(13	) %
Aerospace Products	5,959	26%	8,028	30%	(26	) %

Total revenue	22,560	100%	27,005	100%	(16	) %

Costs and expenses:
Cost of Professional Services	9,569	42%	10,507	39%	(9	) %
Cost of Aerospace Products	4,944	22%	6,101	23%	(19	) %
Marketing and advertising	2,317	10%	2,117	8%	9%
Employee benefits	1,080	5%	1,004	4%	8%
Depreciation and amortization	1,760	8%	1,456	5%	21%
General, administrative and other	2,945	13%	3,836	14%	(23	) %

Total costs and expenses	22,615	100%	25,021	93%	(10	) %
Operating income (loss)	$(55)	0%	$1,984	7%	(103	) %

Revenue:

Revenue decreased 16% to $22.6 million in the six months ended October 31, 2013, compared to $27.0 million in the six months ended October 31, 2012.

•	Professional Services derives its revenue from professional management services in the gaming industry through BNSC and BHCMC, licensed architectural services to the business community through BCS Design. Revenue from Professional Services decreased 13% to $16.6 million in the six months ended October 31, 2013 from $19.0 million in the six months ended October 31, 2012.
•	Aerospace Products derives its revenue by system integration, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 26% for the six months to $6.0 million at October 31, 2013 compared to $8.0 million at October 31, 2012.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 10% in the six months ended October 31, 2013 to $22.6 million compared to $25.0 million in the six months ended October 31, 2012. Costs and expenses were 100% of total revenue in the six months ended October 31, 2013, as compared to 93% of total revenue in the six months ended October 31, 2012.  The increased costs and expenses as a percent of total revenue in the six months ended October 31, 2013 were primarily driven by a decrease in revenue.  Total costs and expenses were reduced by approximately $2.4 million.

Marketing and advertising expenses as a percent of total revenue was 10% in the six months ended October 31, 2013, as compared to 8% in the six month ended October 31, 2012. These expenses increased 9% to $2.3 million in the six months ended October 31, 2013, from $2.1 million in the six months ended October 31, 2012. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 5% in the six months ended October 31, 2013, compared to 4% in the six months ended October 31, 2012. These expenses increased 8% to $1,080 in the six months ended October 31, 2013, from $1,004 in the six months ended October 31, 2012. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans. The increased expenses are related to increases in insurance cost.

Depreciation and amortization expenses as a percent of total revenue was 8% in the six months ended October 31, 2013, compared to 5% in the six months ended October 31, 2012. These expenses increased 21% to $1.7 million in the six months ended October 31, 2013, from $1.5 million in the six months ended October 31, 2012. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the six months ended October 31, 2013 was $812 compared to $487 at October 31, 2012.

General, administrative and other expenses as a percent of total revenue was 13% in the six months ended October 31, 2013, compared to 14% in the six months ended October 31, 2012. These expenses decreased 23% to $2.9 million in the six months ended October 31, 2013, from $3.8 million in the six months ended October 31, 2012. The decrease reflects our cost reduction plan to align overall expenses with the current level of revenue in the Aerospace business segment.  The plan includes reductions in staffing levels and reductions of top-level management compensation.

Other income (expense):

Interest expense and other income were $712 in the six months ended October 31, 2013 compared with interest expense and other income of $668 in the six months ended October 31, 2012.  Interest expense increased 11% from the six months ended October 31, 2012 to the six months ended October 31, 2013. Interest of $610 was related to obligations of BHCMC, LLC.  A gain on the sale of assets was recorded for Butler National Services, Inc. in the amount of $36.

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

The following table presents a summary of our operating segment information for the six months ended October 31, 2013 and October 31, 2012:
(dollars in thousands)	Six Months Ended Oct. 31, 2013	Percent of Revenue	Six Months Ended Oct. 31, 2012	Percent of Revenue	Percent Change 2012-2013
Professional Services
Revenue
Boot Hill Casino	$15,329	92%	$16,584	87%	(8	) %
Management/Professional Services	1,272	8%	2,393	13%	(47	) %
Revenue	16,601	100%	18,977	100%	(13	) %

Costs of Professional Services	9,569	57%	10,507	55%	(9	) %
Expenses	6,271	38%	6,464	34%	(3	) %
Total costs and expenses	15,840	95%	16,971	89%	(7	) %
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$761	5%	$2,006	11%	(62	) %

(dollars in thousands)	Six Months Ended Oct. 31, 2013	Percent of Revenue		Six Months Ended Oct. 31, 2012	Percent of Revenue		Percent Change 2012-2013
Aerospace Products
Revenue	$5,959	100%		$8,028	100%		(26	) %

Costs of Aerospace Products	4,944	83%		6,101	76%		(19	) %
Expenses	1,831	31%		1,949	24%		(6	) %
Total costs and expenses	6,775	114%		8,050	100%		(16	) %

Aerospace Products operating income (loss)	$(816)	(14	) %	$(22)	(0	) %	(3,609	) %

Professional Services
•	Revenue from Professional Services decreased 13% to $16.6 million for the six months ended October 31, 2013, compared to $19.0 million for the six months ended October 31, 2012.

In the six months ended October 31, 2013 Boot Hill Casino and Resort received gross receipts for the State of Kansas of $20.5 million compared to $21.8 million for the six months ended October 31, 2012. Mandated fees, taxes and distributions reduced gross receipts by $6.7 million resulting in gaming revenue of $13.8 million for the six months ended October 31, 2013 compared to $15.0 million for the six months ended October 31, 2012 a decrease of 7%.

The remaining management and Professional Services revenue include professional management services in the gaming industry, licensed architectural services, food, beverage, and retail from Boot Hill Casino.  Gaming related revenue including food, beverage, and retail decreased 48% to $1.0 million in the six months ended October 31, 2013 from $1.8 million in the six months ended October 31, 2012. Professional Services revenue including architectural, and engineering decreased 46% to $300 for the current six months ended October 31, 2013.

•	Costs decreased 9% in the six months ended October 31, 2013 to $9.6 million compared to $10.5 million in the six months ended October 31, 2012. Costs were 57% of segment total revenue in the six months ended October 31, 2013, as compared to 55% of segment total revenue in the six months ended October 31, 2012. The decrease in direct costs were a result of reductions of electronic gaming machines.

•	Expenses decreased 3% in the six months ended October 31, 2013 to $6.3 million compared to $6.5 million in the six months ended October 31, 2012. Expenses were 38% of segment total revenue in the six months ended October 31, 2013, as compared to 34% of segment total revenue in the six months ended October 31, 2012.

Aerospace Products
•	Revenue decreased 26% to $6.0 million in the six months ended October 31, 2013 compared to $8.0 million in the six months ended October 31, 2012. This decrease is attributable to reduced revenue of $2.2 million in the aerospace segment. In an effort to offset decreased domestic military spending, we continue to invest in the development of STCs. These STCs are state of the art avionics, noise suppression and special mission products. We are aggressively marketing both domestically and internationally.

•	Costs decreased by 19% in the six months ended October 31, 2013 to $4.9 million compared to $6.1 million for the six months ended October 31, 2012. Costs were 83% of segment total revenue in the six months ended October 31, 2013, as compared to 76% of segment total revenue in the six months ended October 31, 2012.

•	Expenses decreased 6% in the six months ended October 31, 2013 at $1.8 million compared to $1.9 million in the six months ended October 31, 2012. Expenses were 31% of segment total revenue in the six months ended October 31, 2013, as compared to 24% of segment total revenue in the six months ended October 31, 2012.

Employees

Other than persons employed by our gaming subsidiaries there were 82 full time and 2 part time employee on October 31, 2013 compared to 99 full time and 2 part time employees on October 31, 2012. As of December 6, 2013, staffing is 80 full time and 2 part time employees. Our staffing at Boot Hill Casino & Resort on October 31, 2013 was 221 full time and 42 part time employees. At December 6, 2013 there are 207 full time employees and 44 part time employees. None of the employees are subject to any collective bargaining agreements.

SECOND QUARTER FISCAL 2014 COMPARED TO SECOND QUARTER FISCAL 2013
(dollars in thousands)	Three Months Ended Oct. 31, 2013	Percent of Total Revenue		Three Months Ended Oct. 31, 2012	Percent of Total Revenue	Percent Change 2012-2013
Revenue:
Professional Services	$7,855	70%		$9,170	68%	(14	) %
Aerospace Products	3,289	30%		4,367	32%	(25	) %

Total revenue	11,144	100%		13,537	100%	(18	) %

Costs and expenses:
Cost of Professional Services	4,791	43%		5,370	40%	(11	) %
Cost of Aerospace Products	2,433	22%		3,177	23%	(23	) %
Marketing and advertising	1,253	11%		997	7%	26%
Employee benefits	513	5%		522	4%	(2	) %
Depreciation and amortization	875	8%		745	6%	17%
General, administrative and other	1,477	13%		2,027	15%	(27	) %

Total costs and expenses	11,342	102%		12,838	95%	(12	) %
Operating income (loss)	$(198)	(2	) %	$699	5%	(128	) %

Revenue:

Revenue decreased 18% to $11.1 million in the three months ended October 31, 2013, compared to $13.5 million in the three months ended October 31, 2012.

•	Professional Services derives its revenue from professional management services in the gaming industry through BNSC and BHCMC, licensed architectural services to the business community through BCS Design. Revenue from Professional Services decreased 14% for the three months ended to $7.9 million at October 31, 2013, compared to $9.2 million at October 31, 2012.

•	Aerospace Products derives its revenue by system integration, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 25% for the three months to $3.3 million at October 31, 2013 compared to $4.4 million at October 31, 2012.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 12% in the three months ended October 31, 2013 to $11.3 million compared to $12.8 million in the three months ended October 31, 2012. Costs and expenses were 102% of total revenue in the three months ended October 31, 2013, as compared to 95% of total revenue in the three months ended October 31, 2012. The increased costs and expenses as a percent of total revenue in the three months ended October 31, 2013 were primarily driven by a decrease in total revenue.  Total costs and expenses were reduced by approximately $1.5 million.

Marketing and advertising expenses as a percent of total revenue was 11% in the three months ended October 31, 2013, as compared to 7% in the three months ended October 31, 2012. These expenses were $1,253 in the three months ended October 31, 2013, from $997 in the three months ended October 31, 2012. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 5% in the three months ended October 31, 2013, compared to 4% in the three months ended October 31, 2012. These expenses were $513 in the three months ended October 31, 2013, from $522 in the three months ended October 31, 2012. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans. The increased expenses are related to increases in insurance cost.

Depreciation and amortization expenses as a percent of total revenue was 8% in the three months ended October 31, 2013, compared to 6% in the three months ended October 31, 2012. These expenses were $875 in the three months ended October 31, 2013, from $745 in the three months ended October 31, 2012. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the three months ended October 31, 2013 was $408 compared to $261 at October 31, 2012.

General, administrative and other expenses as a percent of total revenue was 13% in the three months ended October 31, 2013, compared to 15% in the three months ended October 31, 2012. These expenses were $1.5 million in the three months ended October 31, 2013, from $2.0 million in the three months ended October 31, 2012. The decrease reflects our cost reduction plan to align overall expenses with the current level of revenue in the Aerospace business segment.  The plan includes reductions in staffing levels and reductions of top-level management compensation.

Other income (expense):

Interest expense and other income was $360 in the three months ended October 31, 2013 compared with interest expense and other income of $332 in the three months ended October 31, 2012.  Interest expense increased 9% from the three months ended October 31, 2012 to the three months ended October 31, 2013. Interest of $295 was related to obligations of BHCMC, LLC.

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

The following table presents a summary of our operating segment information for the three months ended October 31, 2013 and October 31, 2012:
(dollars in thousands)	Three Months Ended Oct. 31, 2013	Percent of Revenue	Three Months Ended Oct. 31, 2012	Percent of Revenue	Percent Change 2012-2013
Professional Services
Revenue
Boot Hill Casino	$7,314	93%	$8,038	88%	(9	) %
Management/Professional Services	541	7%	1,132	12%	(52	) %
Revenue	7,855	100%	9,170	100%	(14	) %

Costs of Professional Services	4,791	61%	5,370	59%	(11	) %
Expenses	3,096	39%	3,162	34%	(2	) %
Total costs and expenses	7,887	100%	8,532	93%	(8	) %
Professional Services operating income (loss) before noncontrolling interest in BHCMC, LLC	$(32)	0%	$638	7%	(105	) %

(dollars in thousands)	Three Months Ended Oct. 31, 2013	Percent of Revenue		Three Months Ended Oct. 31, 2012	Percent of Revenue	Percent Change 2012-2013
Aerospace Products
Revenue	$3,289	100%		$4,367	100%	(25	) %

Costs of Aerospace Products	2,433	74%		3,177	73%	(23	) %
Expenses	1,022	31%		1,129	26%	(9	) %
Total costs and expenses	3,455	105%		4,306	99%	(20	) %

Aerospace Products operating income (loss)	$(166)	(5	) %	$61	1%	(372	) %

Professional Services
•	Revenue from Professional Services decreased 14% to $7.9 million for the three months ended October 31, 2013, compared to $9.2 million for the three months ended October 31, 2012.

In the three months ended October 31, 2013 Boot Hill Casino and Resort received gross receipts for the State of Kansas of $9.7 million compared to $10.7 million for the three months ended October 31, 2012. Mandated fees, taxes and distributions reduced gross receipts by $3.2 million resulting in gaming revenue of $6.5 million for the three months ended October 31, 2013 compared to $7.2 million for the three months ended October 31, 2012 a decrease of 10%.

The remaining management and Professional Services revenue include professional management services in the gaming industry, licensed architectural services, food, beverage, and retail from Boot Hill Casino.  Gaming related revenue including food, beverage, and retail decreased 53% to $427 in the three months ended October 31, 2013 from $906 in the three months ended October 31, 2012. Professional Services revenue including architectural, and engineering decreased 50% to $114 for the current three months ended October 31, 2013.

•	Costs decreased 11% in the three months ended October 31, 2013 to $4.8 million compared to $5.4 million in the three months ended October 31, 2012. Costs were 61% of segment total revenue in the three months ended October 31, 2013, as compared to 59% of segment total revenue in the three months ended October 31, 2012. The decrease in direct costs was a result of reductions of electronic gaming machines.

•	Expenses decreased 2% in the three months ended October 31, 2013 to $3,096 compared to $3,162 in the three months ended October 31, 2012. Expenses were 39% of segment total revenue in the three months ended October 31, 2013, as compared to 34% of segment total revenue in the three months ended October 31, 2012.

Aerospace Products
•	Revenue decreased 25% to $3.3 million in the three months ended October 31, 2013 compared to $4.4 million in the three months ended October 31, 2012. This decrease is attributable to reduced revenue of $1.3 million in the aerospace segment. In an effort to offset decreased domestic military spending, we continue to invest in the development of several STCs. These STCs are state of the art avionics, noise suppression and special mission products. We are aggressively marketing both domestically and internationally.

•	Costs decreased by 23% in the three months ended October 31, 2013 to $2.4 million compared to $3.2 million for the three months ended October 31, 2012. Costs were 74% of segment total revenue in the three months ended October 31, 2013, as compared to 73% of segment total revenue in the three months ended October 31, 2012.

•	Expenses decreased 9% in the three months ended October 31, 2013 at $1,022 compared to $1,129 in the three months ended October 31, 2012. Expenses were 31% of segment total revenue in the three months ended October 31, 2013, as compared to 26% of segment total revenue in the three months ended October 31, 2012.

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

Analysis and Discussion of Cash Flow

During the six months ended October 31, 2013 our cash position decreased by $976.  We had a net loss of $510. Cash flows from operating activities provided $1,426.  Non-cash activities consisting of depreciation and amortization contributed $2,175 and stock options issued to employees and directors contributed $17.  Customer deposits increased our cash position by $127, in addition to a net tax change of $119 and prepaid expenses of $38.  A decrease in accounts receivable of $580, increases in inventory of $968 and increases in accounts payable and accrued expenses of $129 decreased our cash position.  We had a gain on the sale of select assets in the amount of $36.

Cash used in investing activities was $166.  We invested $17 for property improvements in Dodge City and invested approximated $149 for equipment at Boot Hill Casino and Resort.

Cash used in financing activities was $2,236.  We reduced our debt by $2,599 and increased our line of credit by $363.  The increase borrowings on the line of credit were a result of the development of the Learjet 20 series stage 3 noise suppression system and Learjet under wing hard points.

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

Revenue from product sales are recognized when shipped. Payment is due for these products within 30 days of the invoice date after shipment. Revenue for Gaming Management, and other Corporate/Professional Services are recognized as the service is rendered and invoiced. Payments for these service invoices are usually received within 30 days.

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

Gaming revenue is the gross gaming win as reported by the Kansas Lottery casino reporting systems, less the mandated payments by and for the State of Kansas. Electronic games-slots and table games revenue is the aggregate of gaming wins and losses. Liabilities are recognized for chips and "ticket-in, ticket-out" coupons in the customers' possession, and for accruals related to anticipated payout of progressive jackpots. Progressive gaming machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are deducted from revenue as the amount of jackpots increase. Food, beverage, and other revenue is recorded when the service is rendered.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2013.

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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2013 and April 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2013 and six months ended October 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements, with detail tagging. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

December 16, 2013	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

December 16, 2013	/s/ Craig D. Stewart
Date	Craig D. Stewart
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Lease between Butler National Service Corporation and BHC Development, L.C., dated April 30, 2009

10.2	Legal Description Lot 1 in a future replat of Mariah Center

10.3	Legal Description Lot 2 in a future replat of Mariah Center

3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit A of this Form 10Q filed on March 12, 2013.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2013.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2013 and April 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements, with detail tagging. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed "furnished" and not "filed."