Form 10-Q
period 2014-01-31
BUTLER NATIONAL CORP
filed 2014-03-17
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________

FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 7, 2014 was 59,619,173 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of January 31, 2014 and April 30, 2013
(in thousands except per share data)
 (unaudited)

	January 31, 2014	April 30, 2013

ASSETS
CURRENT ASSETS:
Cash	$5,071	$5,148
Notes and accounts receivable	1,862	2,697
Income tax receivable	210	1,395
Inventories
Raw materials	6,245	6,216
Work in process	2,134	1,048
Finished goods	151	240
Total inventory	8,530	7,504
Prepaid expenses and other current assets	767	829
Total current assets	16,440	17,573

PROPERTY, PLANT AND EQUIPMENT:
Land and building	4,044	4,027
Aircraft	6,723	6,723
Machinery and equipment	3,494	3,714
Office furniture and fixtures	6,451	6,358
Leasehold improvements	4,060	4,060
	24,772	24,882
Accumulated depreciation	(11,404)	(9,435)
Total property, plant and equipment	13,368	15,447

SUPPLEMENTAL TYPE CERTIFICATES (net of amortization of $2,643 at January 31, 2014 and $2,604 at April 30, 2013)	1,976	2,014

OTHER ASSETS:
Deferred tax asset	1,727	1,303
Other assets (net of accumulated amortization of $2,191 at January 31, 2014 and $1,213 at April 30, 2013)	7,604	7,523
Total other assets	9,331	8,826
Total Assets	$41,115	$43,860

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$1,744	$1,377
Current maturities of long-term debt and capital lease obligations	4,263	4,551
Accounts payable	1,251	1,509
Customer deposits	1,080	193
Gaming facility mandated payment	1,009	1,337
Compensation and compensated absences	989	1,045
Other current liabilities	256	119
Total current liabilities	10,592	10,131

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, NET OF CURRENT MATURITIES:	7,665	10,155
Total liabilities	18,257	20,286

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5:Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $1,000 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued and outstanding 59,619,173 shares at January 31, 2014 and 59,619,173 shares at April 30, 2013	596	596
Capital contributed in excess of par	13,056	13,034
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained Earnings	7,168	8,022
Total stockholders' equity Butler National Corporation	20,088	20,920
Noncontrolling Interest in BHCMC, LLC	2,770	2,654
Total stockholders' equity	22,858	23,574
Total Liabilities and Stockholders' Equity	$41,115	$43,860
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED January 31,
	2014	2013
REVENUE:
Professional Services	$7,333	$8,328
Aerospace Products	3,860	2,672
Total revenue	11,193	11,000

COSTS AND EXPENSES:
Cost of Professional Services	4,498	5,304
Cost of Aerospace Products	2,843	2,492
Marketing and advertising	868	784
Employee benefits	571	586
Depreciation and amortization	870	848
General, administrative and other	1,525	1,505
Total costs and expenses	11,175	11,519

OPERATING INCOME (LOSS)	18	(519)

OTHER INCOME (EXPENSE):
Interest expense	(348)	(417)
Other income, net	2	-
Total other income (expense)	(346)	(417)

INCOME (LOSS) BEFORE INCOME TAXES	(328)	(936)

PROVISION (BENEFIT) FOR INCOME TAXES	(101)	(200)

NET INCOME (LOSS)	(227)	(736)
Net income attributable to noncontrolling interest in BHCMC, LLC	8	(19)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$(219)	$(755)

BASIC EARNINGS PER COMMON SHARE	$0.00	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	59,019,173	57,542,914

DILUTED EARNINGS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	59,019,173	57,542,914

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JANUARY 31, 2014 AND 2013
(in thousands, except per share data)
(unaudited)

	NINE MONTHS ENDED January 31,
	2014	2013
REVENUE:
Professional Services	$23,934	$27,305
Aerospace Products	9,819	10,700
Total revenue	33,753	38,005

COSTS AND EXPENSES:
Cost of Professional Services	14,068	15,811
Cost of Aerospace Products	7,787	8,593
Marketing and advertising	3,185	2,901
Employee benefits	1,651	1,590
Depreciation and amortization	2,630	2,304
General, administrative and other	4,470	5,341
Total costs and expenses	33,791	36,540

OPERATING INCOME (LOSS)	(38)	1,465

OTHER INCOME (EXPENSE):
Interest expense	(1,100)	(1,095)
Other income, net	42	10
Total other income (expense)	(1,058)	(1,085)

INCOME (LOSS) BEFORE INCOME TAXES	(1,096)	380

PROVISION (BENEFIT) FOR INCOME TAXES	(359)	8

NET INCOME (LOSS)	(737)	372
Net income attributable to noncontrolling interest in BHCMC, LLC	(116)	(745)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$(853)	$(373)

BASIC EARNINGS PER COMMON SHARE	$0.00	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	59,019,173	57,537,995

DILUTED EARNINGS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	59,019,173	57,537,995

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2014 AND 2013
(in thousands)
(unaudited)

	NINE MONTHS ENDED January 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(737)	$372
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	3,255	2,417
Stock issued for services	22	91
Stock options issued to employees and directors	-	107
Gain and loss on disposal of other assets	(36)	-

Changes in assets and liabilities
Accounts receivable	974	1,621
Income tax receivable	1,185	-
Inventories	(1,116)	(6)
Prepaid expenses and other current assets	62	(1,878)
Accounts payable	(258)	539
Customer deposits	887	(624)
Accrued liabilities	(56)	(199)
Gaming facility mandated payment	(328)	777
Other liabilities	136	84
Deferred tax asset	(424)	-
Other assets	12	-
Cash flows from operating activities	3,578	3,301

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(174)	(6,724)
Cash flows from investing activities	(174)	(6,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of promissory notes, net	-	3,416
Borrowings of promissory notes, long-term debt and capital lease obligations	(3,848)	(2,361)
Repayments of promissory notes, long-term debt and capital lease obligations	(3,481)	1,430
Cash flows from financing activities	(3,481)	1,430

NET DECREASE IN CASH	(77)	(1,993)

CASH, beginning of period	5,148	7,431

CASH, end of period	$5,071	$5,438

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,102	$1,095
Income taxes paid	$-	$783

NON CASH OPERATING ACTIVITY
Non cash stock issued for services	$22	$91
Non cash stock options issued to employees and directors	$-	$107
Capitalized lease intangible assets	$1,070	$1,182
Capitalized lease obligation	$1,070	$1,182
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2013. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2014 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2014.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income (Loss) Per Share: The Company follows ASC 260 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded. Potential common shares as of January 31, 2014 are 66,281,237.

3. Research and Development: We invested in research and development activities. The amount invested in the nine months ended January 31, 2014 and 2013 was $1,569 and $1,268 respectively.

4. Borrowings: At January 31, 2014, the Company was utilizing three lines of credit totaling $4.0 million. The unused line at January 31, 2014 was $2.3 million. During the current year these funds were primarily used for the purchase of inventory and aircraft modification STC development for the modifications and avionics operations.

Our $1.0 million line of credit has been extended to August 2014. Our $2.5 million line of credit matures April 2015. Our $0.5 million line of credit matures June 2015.  The lines of credit are collateralized by the first and second positions on all assets of the Company.

At January 31, 2014, there were several notes collateralized by aircraft security agreements totaling $1,370. These notes were used for the purchase and modifications of these collateralized aircraft and Kings Avionics, Inc.

There are three notes at a bank totaling $1,493 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is March 2019 and August 2019.

One note totaling $323 remain for real estate purchased in November 2007 and June 2009 in Dodge City, Kansas.

BHCMC entered into an obligation with Konami Gaming Inc. effective August 1, 2012 in the amount of $1,733. The purchase of the gaming system was installed at Boot Hill Casino in mid-August and has a current balance of $518.

The Kansas Lottery acquired additional gaming machines.  BHCMC, as manager under the management contract with the State of Kansas, was required to remit payment for the gaming equipment. The balance of this financed payable is $1,145.

We are not in default of any of our notes as of January 31, 2014.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2014 and beyond.

5. Leases: BHCMC, LLC ("BHCMC") as tenant entered into a lease dated May 1, 2011, and amended via an addendum dated January 1, 2012 (collectively, the "Lease"), with BHC Investment Company, L.C. ("BHCI") as landlord for a total obligation of $7,423.  BHCI provided funds to BHCMC for the purchase of certain intangible items and gaming items related to the Boot Hill Casino.  Commencing on January 1, 2012, BHCMC is obligated to make a minimum payment to BHCI of $177 per month until September 30, 2017.  The remaining balance on the obligation is $4,981.

On August 24, 2012 BHCMC and BHCI entered into a second lease ("Second Lease") of $2,500 for tenant improvements related to expansion of the Boot Hill Casino.  Commencing on November 1, 2012. BHCMC is obligated to make a minimum payment to BHCI of approximately $55 per month until November 30, 2017.  The remaining obligation is $2,007.

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

8. Stock Options: At January 31, 2014 we had 7,262,064 outstanding stock options that were issued on December 31, 2010 all of which expire on December 31, 2015.

The exercise price for the incentive stock options is $0.49. The Board of Directors approved the issuance of incentive stock options on December 31, 2010 with the goals of increasing shareholder value, expanding the number of managers participating in the program, and increasing the percentage of compensation tied to share price performance.

The incentive stock options are allocated in three groups with two conditions for vesting. The first condition is stock price and the second condition is time. There are 2,420,688 options at $0.49 that may be exercised if and when the share price reaches $0.92, and 2,420,688 options at $0.49 that may be exercised if and when the share price reaches $1.41, and 2,420,688 options at $0.49 that may be exercised on or after December 31, 2013 if and when the share price reaches $1.90

9.  Subsequent Events: BHCMC, LLC and BHC Development, LC filed a lawsuit in the United States District Court for the District of Kansas on June 21, 2012 against Bally Gaming, Inc. doing business as Bally Technologies for negligent misrepresentations, among other claims related to the performance of computer software systems.  On March 7, 2014 a jury verdict in favor of BHCMC, LLC and BHC Development against Bally was entered for approximately $1.4 million.  The jury rejected the Bally alleged counter claim of $441 and awarded no damages to Bally.  Bally has a right to appeal the verdict.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

Forward Looking Statements

Statements made in this report, filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and reference to the Cautionary Statements filed by us as Exhibit 99 to the Annual Report on Form 10-K including the following factors:

•	the impact of general economic trends on the Company's business;
•	the deferral or termination of programs or contracts for convenience by customers;
•	market acceptance of the Company's Aerospace Products and or other planned products or product enhancements;
•	increased fuel and energy costs and the downward pressure on demand for our aircraft business;
•	the ability to gain and maintain regulatory approval of existing products and services and receive regulatory approval of new businesses and products;
•	the actions of regulatory, legislative, executive or judicial decisions of the federal, state or local level with regard to our business and the impact of any such actions;
•	failure to retain/recruit key personnel;
•	the availability of government funding;
•	any delays in receiving components from third party suppliers;
•	the competitive environment;
•	the bankruptcy or insolvency of one or more key customers;
•	new product offerings from competitors;
•	protection of intellectual property rights;
•	the ability to service the international market;
•	acts of terrorism and war and other uncontrollable events;
•	joint ventures and other arrangements;
•	low priced penny-stock regulations;
•	general governance features;
•	United States and other country defense spending cuts;
•	our estimated effective income tax rates; estimated tax benefits; and merits of our tax position
•	potential future acquisitions; and
•	other factors disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Results Overview

The nine months ending January 31, 2014 revenue decreased 11% to $33.8 million compared to $38.0 million in the nine months ending January 31, 2013. In the nine months ending January 31, 2014 the professional services revenue was $23.9 million compared to $27.3 million in the nine months ending January 31, 2013, a decrease of 12%. In the nine months ending January 31, 2014 the Aerospace Products revenue was $9.8 million compared to $10.7 million in the nine months ending January 31, 2013, a decrease of 8%.

The nine months ending January 31, 2014 net income decreased to a loss of $853 compared to a loss of $373 in the nine months ending January 31, 2013.  We continue focusing on our margin expansion initiatives, including implementation of efficiencies in our operational processes and controlling general and administrative expenses. The nine months ending January 31, 2014, operating income (loss) was $(38), a decrease of 103% from our operating income of $1,465 in the nine months ending January 31, 2013.

RESULTS OF OPERATIONS

NINE MONTHS ENDING JANUARY 31, 2014 COMPARED TO NINE MONTHS ENDING JANUARY 31, 2013
(dollars in thousands)	Nine Months Ended Jan. 31, 2014	Percent of Total Revenue	Nine Months Ended Jan. 31, 2013	Percent of Total Revenue	Percent Change 2013-2014
Revenue:
Professional Services	$23,934	71%	$27,305	72%	(12	) %
Aerospace Products	9,819	29%	10,700	28%	(8	) %

Total revenue	33,753	100%	38,005	100%	(11	) %

Costs and expenses:
Cost of Professional Services	14,068	42%	15,811	42%	(11	) %
Cost of Aerospace Products	7,787	23%	8,593	23%	(9	) %
Marketing and advertising	3,185	9%	2,901	8%	10%
Employee benefits	1,651	5%	1,590	4%	4%
Depreciation and amortization	2,630	8%	2,304	6%	14%
General, administrative and other	4,470	13%	5,341	14%	(16	) %

Total costs and expenses	33,791	100%	36,540	97%	(8	) %
Operating income (loss)	$(38)	0%	$1,465	3%	(103	) %

Revenue:

Revenue decreased 11% to $33.8 million in the nine months ended January 31, 2014, compared to $38.0 million in the nine months ended January 31, 2013.

•	Professional Services derives its revenue from professional management services in the gaming industry through BNSC and BHCMC, licensed architectural services to the business community through BCS Design. Revenue from Professional Services decreased 12% to $23.9 million in the nine months ended January 31, 2014 from $27.3 million in the nine months ended January 31, 2013.
•	Aerospace Products derives its revenue by system integration, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 8% for the nine months to $9.8 million at January 31, 2014 compared to $10.7 million at January 31, 2013.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 8% in the nine months ended January 31, 2014 to $33.8 million compared to $36.5 million in the nine months ended January 31, 2013. Costs and expenses were 100% of total revenue in the nine months ended January 31, 2014, as compared to 97% of total revenue in the nine months ended January 31, 2013.  The increased costs and expenses as a percent of total revenue in the nine months ended January 31, 2014 were primarily driven by a decrease in revenue.  Total costs and expenses were reduced by approximately $2.7 million.

Marketing and advertising expenses as a percent of total revenue was 9% in the nine months ended January 31, 2014, as compared to 8% in the nine months ended January 31, 2013. These expenses increased 10% to $3.2 million in the nine months ended January 31, 2014, from $2.9 million in the nine months ended January 31, 2013. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 5% in the nine months ended January 31, 2014, compared to 4% in the nine months ended January 31, 2013. These expenses increased 4% to $1.7 million in the nine months ended January 31, 2014, from $1.6 million in the nine months ended January 31, 2013. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans. The increased expenses are related to increases in insurance cost.

Depreciation and amortization expenses as a percent of total revenue was 8% in the nine months ended January 31, 2014, compared to 6% in the nine months ended January 31, 2013. These expenses increased 14% to $2.6 million in the nine months ended January 31, 2014, from $2.3 million in the nine months ended January 31, 2013. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the nine months ended January 31, 2014 was $1.2 million compared to $848 at January 31, 2013.

General, administrative and other expenses as a percent of total revenue was 13% in the nine months ended January 31, 2014, compared to 14% in the nine months ended January 31, 2013. These expenses decreased 16% to $4.5 million in the nine months ended January 31, 2014, from $5.3 million in the nine months ended January 31, 2013. The decrease reflects our cost reduction plan to align overall expenses with the current level of revenue in the Aerospace business segment.  The plan includes reductions in staffing levels and reductions of top-level management compensation.

Other income (expense):

Interest expense and other income were $1.1 million in the nine months ended January 31, 2014 compared with interest expense and other income of $1.1 million in the nine months ended January 31, 2013.  Interest expense was stable from the nine months ended January 31, 2013 to the nine months ended January 31, 2014. Interest of $885 was related to obligations of BHCMC, LLC.  A gain on the sale of assets was recorded for Butler National Services, Inc. in the amount of $36.

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

The following table presents a summary of our operating segment information for the nine months ended January 31, 2014 and January 31, 2013:
(dollars in thousands)	Nine Months Ended Jan. 31, 2014	Percent of Revenue	Nine Months Ended Jan. 31, 2013	Percent of Revenue	Percent Change 2013-2014
Professional Services
Revenue
Boot Hill Casino	$22,212	93%	$24,054	88%	(8	) %
Management/Professional Services	1,722	7%	3,251	12%	(47	) %
Revenue	23,934	100%	27,305	100%	(12	) %

Costs of Professional Services	14,068	59%	15,811	58%	(11	) %
Expenses	9,000	38%	9,242	34%	(3	) %
Total costs and expenses	23,068	97%	25,053	92%	(8	) %
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$866	3%	$2,252	8%	(62	) %

(dollars in thousands)	Nine Months Ended Jan. 31, 2014	Percent of Revenue		Nine Months Ended Jan. 31, 2013	Percent of Revenue		Percent Change 2013-2014
Aerospace Products
Revenue	$9,819	100%		$10,700	100%		(8	) %

Costs of Aerospace Products	7,787	79%		8,593	80%		(9	) %
Expenses	2,936	30%		2,894	27%		1%
Total costs and expenses	10,723	109%		11,487	107%		(7	) %

Aerospace Products operating income (loss)	$(904)	(9	) %	$(787)	(7	) %	15%

Professional Services
•	Revenue from Professional Services decreased 12% to $23.9 million for the nine months ended January 31, 2014, compared to $27.3 million for the nine months ended January 31, 2013.

In the nine months ended January 31, 2014 Boot Hill Casino and Resort received gross receipts for the State of Kansas of $29.9 million compared to $31.8 million for the nine months ended January 31, 2013. Mandated fees, taxes and distributions reduced gross receipts by $9.9 million resulting in gaming revenue of $20.0 million for the nine months ended January 31, 2014 compared to a reduction to gross receipts of $10.2 million for the nine months ended January 31, 2013 a decrease of 3%.

The remaining management and Professional Services revenue include professional management services in the gaming industry, licensed architectural services, food, beverage, and retail from Boot Hill Casino.  Management and Professional Services revenue decreased to $1.7 million for the nine months ended January 31, 2014 compared to $3.3 million for the nine months ended January 31, 2013 a decrease of 47%.

•	Costs decreased 11% in the nine months ended January 31, 2014 to $14.1 million compared to $15.8 million in the nine months ended January 31, 2013. Costs were 59% of segment total revenue in the nine months ended January 31, 2014, as compared to 58% of segment total revenue in the nine months ended January 31, 2013. The decrease in direct costs were a result of reductions of electronic gaming machines.

•	Expenses decreased 3% in the nine months ended January 31, 2014 to $9.0 million compared to $9.2 million in the nine months ended January 31, 2013. Expenses were 38% of segment total revenue in the nine months ended January 31, 2014, as compared to 34% of segment total revenue in the nine months ended January 31, 2013.

Aerospace Products
•	Revenue decreased 8% to $9.8 million in the nine months ended January 31, 2014 compared to $10.7 million in the nine months ended January 31, 2013. This decrease is attributable to reduced revenue of $1.1 million in the modification business. In an effort to offset decreased domestic military spending, we continue to invest in the development of STCs. These STCs are state of the art avionics, noise suppression and special mission products. We are aggressively marketing both domestically and internationally.

•	Costs decreased by 9% in the nine months ended January 31, 2014 to $7.8 million compared to $8.6 million for the nine months ended January 31, 2013. Costs were 79% of segment total revenue in the nine months ended January 31, 2014, as compared to 80% of segment total revenue in the nine months ended January 31, 2013.

•	Expenses increased 1% in the nine months ended January 31, 2014 at $2.9 million compared to $2.9 million in the nine months ended January 31, 2013. Expenses were 30% of segment total revenue in the nine months ended January 31, 2014, as compared to 27% of segment total revenue in the nine months ended January 31, 2013.

Employees

Other than persons employed by our gaming subsidiaries there were 81 full time and 3 part time employee on January 31, 2014 compared to 98 full time and 2 part time employees on January 31, 2013. As of March 7, 2014, staffing is 81 full time and 3 part time employees. Our staffing at Boot Hill Casino & Resort on January 31, 2014 was 197 full time and 37 part time employees. At March 7, 2014 there are 200 full time employees and 41 part time employees. None of the employees are subject to any collective bargaining agreements.

THIRD QUARTER FISCAL 2014 COMPARED TO THIRD QUARTER FISCAL 2013
(dollars in thousands)	Three Months Ended Jan. 31, 2014	Percent of Total Revenue	Three Months Ended Jan. 31, 2013	Percent of Total Revenue		Percent Change 2013-2014
Revenue:
Professional Services	$7,333	66%	$8,328	76%		(12	) %
Aerospace Products	3,860	34%	2,672	24%		44%

Total revenue	11,193	100%	11,000	100%		2%

Costs and expenses:
Cost of Professional Services	4,498	40%	5,304	48%		(15	) %
Cost of Aerospace Products	2,843	25%	2,492	23%		14%
Marketing and advertising	868	8%	784	7%		11%
Employee benefits	571	5%	586	5%		(3	) %
Depreciation and amortization	870	8%	848	8%		3%
General, administrative and other	1,525	14%	1,505	14%		1%

Total costs and expenses	11,175	100%	11,519	105%		(3	) %
Operating income (loss)	$18	0%	$(519)	(5	) %	103%

Revenue:

Revenue increased 2% to $11.2 million in the three months ended January 31, 2014, compared to $11.0 million in the three months ended January 31, 2013.

•	Professional Services derives its revenue from professional management services in the gaming industry through BNSC and BHCMC, licensed architectural services to the business community through BCS Design. Revenue from Professional Services decreased 12% for the three months ended to $7.3 million at January 31, 2014, compared to $8.3 million at January 31, 2013.

•	Aerospace Products derives its revenue by system integration, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 44% for the three months to $3.9 million at January 31, 2014 compared to $2.7 million at January 31, 2013.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 3% in the three months ended January 31, 2014 to $11.2 million compared to $11.5 million in the three months ended January 31, 2013. Costs and expenses were 100% of total revenue in the three months ended January 31, 2014, as compared to 105% of total revenue in the three months ended January 31, 2013. The decreased costs and expenses as a percent of total revenue in the three months ended January 31, 2014 were primarily driven by an increase in total revenue.

Marketing and advertising expenses as a percent of total revenue was 8% in the three months ended January 31, 2014, as compared to 7% in the three months ended January 31, 2013. These expenses were $868 in the three months ended January 31, 2014, from $784 in the three months ended January 31, 2013. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 5% in the three months ended January 31, 2014, compared to 5% in the three months ended January 31, 2013. These expenses were $571 in the three months ended January 31, 2014, from $586 in the three months ended January 31, 2013. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 8% in the three months ended January 31, 2014, compared to 8% in the three months ended January 31, 2013. These expenses were $870 in the three months ended January 31, 2014, from $848 in the three months ended January 31, 2013. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the three months ended January 31, 2014 was $401 compared to $361 at January 31, 2013.

General, administrative and other expenses as a percent of total revenue was 14% in the three months ended January 31, 2014, compared to 14% in the three months ended January 31, 2013. These expenses were $1.5 million in the three months ended January 31, 2014, from $1.5 million in the three months ended January 31, 2013.

Other income (expense):

Interest expense and other income was $346 in the three months ended January 31, 2014 compared with interest expense and other income of $417 in the three months ended January 31, 2013.  Interest expense decreased 17% from the three months ended January 31, 2013 to the three months ended January 31, 2014. Interest of $274 was related to obligations of BHCMC, LLC.

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

The following table presents a summary of our operating segment information for the three months ended January 31, 2014 and January 31, 2013:
(dollars in thousands)	Three Months Ended Jan. 31, 2014	Percent of Revenue	Three Months Ended Jan. 31, 2013	Percent of Revenue	Percent Change 2013-2014
Professional Services
Revenue
Boot Hill Casino	$6,882	94%	$7,470	90%	(8	) %
Management/Professional Services	451	6%	858	10%	(47	) %
Revenue	7,333	100%	8,328	100%	(12	) %

Costs of Professional Services	4,498	61%	5,304	64%	(15	) %
Expenses	2,729	37%	2,778	33%	(2	) %
Total costs and expenses	7,227	98%	8,082	97%	(11	) %
Professional Services operating income (loss) before noncontrolling interest in BHCMC, LLC	$106	2%	$246	3%	(57	) %

(dollars in thousands)	Three Months Ended Jan. 31, 2014	Percent of Revenue		Three Months Ended Jan. 31, 2013	Percent of Revenue		Percent Change 2013-2014
Aerospace Products
Revenue	$3,860	100%		$2,672	100%		44%

Costs of Aerospace Products	2,843	74%		2,492	93%		14%
Expenses	1,105	29%		945	35%		17%
Total costs and expenses	3,948	103%		3,437	128%		15%

Aerospace Products operating income (loss)	$(88)	(3	) %	$(765)	(28	) %	88%

Professional Services
•	Revenue from Professional Services decreased 12% to $7.3 million for the three months ended January 31, 2014, compared to $8.3 million for the three months ended January 31, 2013.

In the three months ended January 31, 2014 Boot Hill Casino and Resort received gross receipts for the State of Kansas of $9.4 million compared to $10.0 million for the three months ended January 31, 2013. Mandated fees, taxes and distributions reduced gross receipts by $3.2 million resulting in gaming revenue of $6.2 million for the three months ended January 31, 2014 compared to a reduction to gross receipts of $3.3 million for the three months ended January 31, 2013 a decrease of 3%.

The remaining management and Professional Services revenue include professional management services in the gaming industry, licensed architectural services, food, beverage, and retail from Boot Hill Casino.  Management and Professional Services revenue decreased to $451 for the three months ended January 31, 2014 compared to $858 for the three months ended January 31, 2013 a decrease of 47%.

•	Costs decreased 15% in the three months ended January 31, 2014 to $4.5 million compared to $5.3 million in the three months ended January 31, 2013. Costs were 61% of segment total revenue in the three months ended January 31, 2014, as compared to 64% of segment total revenue in the three months ended January 31, 2013. The decrease in direct costs was a result of reductions of electronic gaming machines.

•	Expenses decreased 2% in the three months ended January 31, 2014 to $2,729 compared to $2,778 in the three months ended January 31, 2013. Expenses were 37% of segment total revenue in the three months ended January 31, 2014, as compared to 33% of segment total revenue in the three months ended January 31, 2013.

Aerospace Products
•	Revenue increased 44% to $3.9 million in the three months ended January 31, 2014 compared to $2.7 million in the three months ended January 31, 2013. This increase is attributable to increased revenue of $1.1 million in the modification business. In an effort to offset decreased domestic military spending, we continue to invest in the development of several STCs. These STCs are state of the art avionics, noise suppression and special mission products. We are aggressively marketing both domestically and internationally.

•	Costs increased by 14% in the three months ended January 31, 2014 to $2.8 million compared to $2.5 million for the three months ended January 31, 2013. Costs were 74% of segment total revenue in the three months ended January 31, 2014, as compared to 93% of segment total revenue in the three months ended January 31, 2013.

•	Expenses increased 17% in the three months ended January 31, 2014 at $1,105 compared to $945 in the three months ended January 31, 2013. Expenses were 29% of segment total revenue in the three months ended January 31, 2014, as compared to 35% of segment total revenue in the three months ended January 31, 2013..

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

Analysis and Discussion of Cash Flow

During the nine months ended January 31, 2014 our cash position decreased by $77.  We had a net loss of $737. Cash flows from operating activities provided $3,578.  Non-cash activities consisting of depreciation and amortization contributed $3,255 and stock options issued to employees and directors contributed $22.  Customer deposits increased our cash position by $887, in addition to a net change income tax receivable of $1,185 and prepaid expenses of $62.  A decrease in accounts receivable of $974, increases in inventory of $1,116 and decreases in accounts payable and accrued expenses of $314 decreased our cash position.  We had a gain on the sale of select assets in the amount of $36.

Cash used in investing activities was $174.  We invested $17 for property improvements in Dodge City and invested approximated $157 for equipment at Boot Hill Casino and Resort.

Cash used in financing activities was $3,481.  We reduced our debt by $3,848 and increased our line of credit by $367.  The increase borrowings on the line of credit were a result of the development of the Learjet 20 series stage 3 noise suppression system and Learjet under wing hard points.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2014. From fiscal year 2013 to fiscal year 2014 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2015 and 2016.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2014.

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
BHCMC, LLC and BHC Development, LC filed a lawsuit in the United States District Court for the District of Kansas on June 21, 2012 against Bally Gaming, Inc. doing business as Bally Technologies for negligent misrepresentations, among other claims related to the performance of computer software systems.  On March 7, 2014 a jury verdict in favor of BHCMC, LLC and BHC Development against Bally was entered for approximately $1,423,542.  The jury rejected the Bally alleged counter claim of $441,000 and awarded no damages to Bally.  Bally has a right to appeal the verdict.

Item 1A.	RISK FACTORS.
There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K for the fiscal year ended April 30, 2013.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.	MINE SAFETY DISCLOSURES.
None.

Item 5.	OTHER INFORMATION.
On March 12, 2013 the Company amended its bylaws to include Section 1.11, which now requires stockholder proposals (including proposals relating to the nomination of a director) to be provided in writing not less than 120 days before the first anniversary of the mailing date of the notice of the preceding year's stockholder annual meeting. The full bylaws of the Company are attached hereto as Exhibit 3.2 and incorporated herein by reference. The addition of Section 1.11 to the bylaws does not change the date upon which stockholder proposals must be received by the Company's Secretary (such date remains May 3, 2014, as previously identified in the Company's definitive proxy statement for the 2013 annual meeting of stockholders). New Section 1.11 of the Company's bylaws also requires that a stockholder proposal must contain the information required by the Securities Exchange Act of 1934 for any nominee to the board of directors. The submission to the Company must also include a brief description of the business proposed to be brought for the stockholder meeting, the reasons for conducting such business, a description of any material interest the person making the proposal may have in such business, and such information as to permit the Company to confirm the ownership of the Company's common stock held by the person making the proposal.

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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2014 and April 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2014 and nine months ended January 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements, with detail tagging. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed "furnished" and not "filed."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

March 17, 2014	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

March 17, 2014	/s/ Craig D. Stewart
Date	Craig D. Stewart
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Lease between Butler National Service Corporation and BHC Development, L.C., dated April 30, 2009

10.2	Legal Description Lot 1 in a future replat of Mariah Center

10.3	Legal Description Lot 2 in a future replat of Mariah Center

3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit A of this Form 10Q filed on March 12, 2013.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2013.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2014 and April 30, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements, with detail tagging. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed "furnished" and not "filed."