Form 10-Q/A
period 2014-01-31
BUTLER NATIONAL CORP
filed 2014-03-17
CIK 15847

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

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2014 AND 2013
(in thousands)
(unaudited)

	NINE MONTHS ENDED January 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(737)	$372
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	3,255	2,417
Stock issued for services	22	91
Stock options issued to employees and directors	-	107
Gain and loss on disposal of other assets	(36)	-

Changes in assets and liabilities
Accounts receivable	974	1,621
Income tax receivable	1,185	-
Inventories	(1,116)	(6)
Prepaid expenses and other current assets	62	(1,878)
Accounts payable	(258)	539
Customer deposits	887	(624)
Accrued liabilities	(56)	(199)
Gaming facility mandated payment	(328)	777
Other liabilities	136	84
Deferred tax asset	(424)	-
Other assets	12	-
Cash flows from operating activities	3,578	3,301

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(174)	(6,724)
Cash flows from investing activities	(174)	(6,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of promissory notes, net	367	375
Borrowings of promissory notes, long-term debt and capital lease obligations	-	3,416
Repayments of promissory notes, long-term debt and capital lease obligations	(3,848)	(2,361)
Cash flows from financing activities	(3,481)	1,430

NET DECREASE IN CASH	(77)	(1,993)

CASH, beginning of period	5,148	7,431

CASH, end of period	$5,071	$5,438

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,102	$1,095
Income taxes paid	$-	$783

NON CASH OPERATING ACTIVITY
Non cash stock issued for services	$22	$91
Non cash stock options issued to employees and directors	$-	$107
Capitalized lease intangible assets	$1,070	$1,182
Capitalized lease obligation	$1,070	$1,182
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