Form 10-K
period 2014-04-30
BUTLER NATIONAL CORP
filed 2014-07-29
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended April 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer", "non-accelerated filer," and "smaller reporting company," in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $7,474,379 at October 31, 2013, when the closing price of such stock was $0.17.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of July 4, 2014, was 61,493,092 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

BUTLER NATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2014
TABLE OF CONTENTS

PART I
PART II
PART III
PART IV

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

The forward looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K and the Cautionary Statements filed by us as Exhibit 99 to this form including the following factors:

·	the impact of general economic trends on the Company's business;
•	the deferral or termination of programs or contracts for convenience by customers;
•	market acceptance of the Company's Aerospace Products and or other planned products or product enhancements;
•	increased fuel and energy costs and the downward pressure on demand for our aircraft business;
•	the ability to gain and maintain regulatory approval of existing products and services and receive regulatory approval of new businesses and products;
•	the actions of regulatory, legislative, executive or judicial decisions of the federal, state or local level with regard to our business and the impact of any such actions;
•	failure to retain/recruit key personnel;
•	the availability of government funding;
•	any delays in receiving components from third party suppliers;
•	the competitive environment;
•	the bankruptcy or insolvency of one or more key customers;
•	new product offerings from competitors;
•	protection of intellectual property rights;
•	the ability to service the international market;
•	acts of terrorism and war and other uncontrollable events;
•	joint ventures and other arrangements;
•	low priced penny-stock regulations;
•	general governance features;
•	United States and other country defense spending cuts;
•	our estimated effective income tax rates; estimated tax benefits; and merits of our tax position
•	potential future acquisitions;
·
changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines and fines of courts, regulators and governmental bodies;

·	the ability to timely and cost-effectively integrate companies that we acquire into our operations;
·
construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

·	litigation outcomes and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions and fines and taxation;
·	access to insurance on reasonable terms for our assets;
·	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations;
·
as a supplier of military and other equipment to the U.S. Government, we are subject to unusual risks, such as the right of the U.S. Government contractor to terminate contracts for convenience and to conduct audits and investigations of our operations and performance;

·	our reputation and ability to do business may be impacted by the improper conduct of employees, vendors, agents or business partners;
·	changes in legislation or government regulations or policies can have a significant impact on our results of operations; and
•	other factors disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Rest of page intentionally left blank.

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

Professional Services:

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) licensed architectural services to the business community through BCS Design ("BCS").

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state owned casino" and to The Stables, an "Indian owned casino".

Assets as of April 30, 2014, 2013, and 2012. Revenue for the year ended April 30, 2014, 2013, and 2012.

Assets	2014	2013	2012
Professional Services	53.0%	54.4%	48.1%
Aerospace Products	47.0%	45.6%	51.9%

Revenue	2014	2013	2012
Professional Services	65.6%	72.3%	67.4%
Aerospace Products	34.4%	27.7%	32.6%

Butler National Services, Inc. ("BNSI" or "BNS") provided monitoring and related repair services of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector.  On May 1, 2013 we sold our waste water monitoring business (Butler National Services, Inc.) to Beadle Enterprises, LLC.

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

The State of Kansas has approved state-owned Lottery Gaming Facilities, pari-mutuel dog and/or horse racing for non-Indian organizations. The State of Kansas operates a state lottery, keno games, and state-owned Lottery Gaming Facilities for the benefit of the State. The Lottery Gaming Facility management contract approval process requires that any entity or person owning directly or indirectly one-half of one percent (0.5%) of the ownership interest of the management company must be found suitable to be an owner by the State of Kansas. The Kansas Supreme Court announced its ruling affirming the constitutionality of the Kansas Expanded Lottery Act (KELA) as the law was enacted. There can be no assurances that other constitutionality challenges will not occur.

As a condition to obtaining and maintaining our various gaming approvals, we must submit reports to the Indian Tribe and the respective federal and state regulatory Agencies (the "Agency"). Any person owning or acquiring directly or indirectly 5% or more of the Common Stock of the Company must be found suitable by one or more of the agencies or the Indian Tribes (the "Interest"). Any Agency has the authority to require a finding of suitability with respect to any stockholder regardless of the percentage of ownership.

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

Financial Information about Industry Segments

Information with respect to our industry segments are found at Note 10 of Notes to Consolidated Financial Statements for the three year period ended April 30, 2014.

Narrative Description of Business

Aerospace Products

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

Aircraft Modification: Our aircraft modifications are performed by Avcon Industries, Inc. Avcon modifies business-type aircraft in Newton, Kansas. Newton is geographically located in the Wichita, Kansas area, the air capital of the world. The modifications include aircraft conversion from passenger to freighter configuration, addition of aerial photography capability, stability enhancing modifications for Learjets, and other special mission modifications. Avcon offers avionics, aerodynamic, and stability improvement products for selected business jet aircraft. Avcon makes these modifications to customer-owned aircraft.

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

Professional Services

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) licensed architectural services to the business community through BCS Design ("BCS").

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

The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. The unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine acquisitions, and casino earnings, with minimum exposure to Butler National Corporation. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). In late January 2013 the snack bar was reopened with additional seating and space as the "Cowboy Cafe."  BCS Design assisted with the design, construction and continued refurbishment of Boot Hill Casino.

On May 1, 2011 BHC Investment Company, LC (BHI) exercised the option to acquire 100% of the Class A Preferred Interest in BHCMC, LLC. The ownership structure of BHCMC, LLC is now:

Membership Interest	Members of Board of Managers	Equity Ownership	Income (Loss) Sharing
Class A	3	20%	40%
Class B	4	80%	60%

Our wholly owned subsidiary, Butler National Service Corporation continues friendly discussions with the other member of BHCMC LLC to explore the possible acquisition by Butler National Service Corporation of other member's 20% equity interest in BHCMC LLC.   If and when a definitive agreement is reached, such definitive agreement and a press release concerning the acquisition will be issued to describe the terms of the agreement and the intentions of the members.   We have not set a definitive timetable for our discussions and there can be no assurances that the process will result in any transaction being announced or completed.  At present there is no disagreement between the members of BHCMC LLC.   We do not plan to disclose or comment on developments until further disclosure is deemed appropriate.

BHCMC, LLC, rents the casino building under the terms of a 25 year lease from BHC Development L.C. "BHCD". Butler National Corporation, its management, or subsidiaries have no ownership interest in BHCI or BHCD.

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC required the completion of an addition to the Boot Hill Casino. The Phase II development of an adjacent hotel and community owned special events center was funded by BHI, is completed, and open to the public. The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. Phase II expansion of the unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine acquisitions, and casino earnings, with minimum exposure to Butler National Corporation. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). Boot Hill Casino now has approximately 740 gaming machines on the floor.

BCS Design, Inc. ("BCS") provides licensed architectural services. These services include commercial and industrial building design.

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state owned casino" and to The Stables, an "Indian owned casino".

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

Our businesses are subject to various federal, state and local laws and regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning aircraft modifications, environmental matter, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future or new laws and regulations could be enacted. Material changes, new laws and regulations, or material differences in interpretations by the courts or governmental authorities could adversely affect our operating results.

Backlog: Our backlog as of April 30, 2014, 2013, and 2012, was as follows:

Industry Segment
(in thousands)	2014	2013	2012
Aerospace Products	$5,329	$3,130	$6,977
Professional Services	285	179	1,839

Total backlog	$5,614	$3,309	$8,816

Our backlog as of July 4, 2014 totaled $5,050; consisting of $4,760 and $290, respectively, for Aerospace Products and Professional Services. The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. A portion of this backlog may be delivered after fiscal year 2015. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.

Employees: Other than persons employed by our gaming subsidiaries there were 82 full time and 3 part time employee on April 30, 2014 compared to 98 full time and 1 part time employees on April 30, 2013. As of July 4, 2014, staffing was 82 full time and 3 part time employees. Our staffing at Boot Hill Casino on April 30, 2014 was 189 full time and 40 part time employees and at July 4, 2014 was 192 full time employees and 46 part time employees. None of the employees are subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and Export Sales: International sales are made through authorized installation centers and direct to foreign customers to be completed and included in domestic operations. The sales to our customers outside the U.S. consisted of approximately $4,800 in the year ended April 30, 2014, $3,205 in the year ended April 30, 2013, and $2,829 in the year ended April 30, 2012. Sales from international operations are subject to changes in domestic and foreign laws, regulations and controls. All sales are made in U.S. dollars.

Executive Officers of the Registrant: The following people are executive officers of the registrant:
R. Warren Wagoner, 62 years old, Chairman of the Board of Directors
Clark D. Stewart, 74 years old, President and Chief Executive Officer
Craig D. Stewart, 40 years old, Vice President and Chief Financial Officer
Christopher J. Reedy, 48 years old, Vice President and Secretary

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

Defense Spending: We have concerns regarding the Budget Control Act of 2011 (the "Budget Act") that was signed into law on August 2, 2011. The law to reduce federal government expenditures over the next 10 years may result in reduced U.S. government funding for the defense industry. The Budget Act set $900 billion in immediate costs to discretionary government spending for 2012 through 2021. The impact of any resulting reductions in defense appropriations, and/or reduction in U.S. spending could negatively affect the Company's revenues for our avionics defense products in the Aerospace segment.

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

General Governmental Regulation of Gaming: The approved and proposed gaming management operations are and will be subject to extensive gaming laws and regulations, many of which were recently adopted and have not been the subject of definitive interpretations and are still subject to proposed amendments and regulation. The political and regulatory environment in which the Company is and will be operating, with respect to gaming activities on both non-Indian and Indian land, is dynamic and rapidly changing. Adoption and/or changes in gaming laws and regulations could have a materially adverse effect on the Company. Interference with the execution of the steps defined by the gaming laws and regulations by interested third parties, although not included by the regulations, may interfere with and or significantly slow the approval process.

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

National Economy and Financing:  The status of the national economy and its slow growth outlook could be disproportionately affected by volatility and disruption of capital and credit markets and adverse changes in the global economy any of which could negatively impact our financial performance and our ability to access financing.  The ongoing credit and liquidity crisis has restricted the availability of capital and has caused capital (if available) to be much higher cost than it has traditionally been.

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

Our success depends heavily upon the continued contributions of these key persons, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to attract and retain experienced professional staff. We have an employment agreement with our CEO. If we were to lose the services of key persons, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable replacements.

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

Major Customers: The termination of contracts with major customers or renegotiation of these contracts at less cost-effective terms could have a materially adverse effect on the Company. Irregularities in financial accounting procedures, financial reporting requirements and regulatory reporting requirements could cause major customers to become unstable and be unable to complete business transactions which could have a materially adverse effect on the Company. We have no "major customers" (10 percent or more of consolidated revenue). During the fiscal year ending April 30, 2014 we derived 17.8% of our revenue from five customers.

Product Development: Difficulties or delays in the development, production, testing and marketing of products, could have a materially adverse effect. Our Aerospace business is subject, in part, to regulatory procedures and administration enacted by and/or administered by the FAA. Accordingly, our business may be adversely affected in the event the Company is unable to comply with such regulations relative to its current products and/or if any new products and/or services to be offered by the Company are not formally approved by such agency. Moreover, our proposed new aviation modification products will depend upon the issuance by the FAA of a Supplemental Type Certificate with related parts manufacturing authority and repair station license which may not be issued in the time frames we expect or at all.

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

Adverse Actions: Adverse actions by regulators, state and local governments, customers, competitors, and/or professionals engaged to regulate or to serve us may cause project delays and excessive administrative costs that are not controlled by us.

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

Licensing and Regulation under State Law: Our present and future stockholders are and will continue to be subject to review by regulatory agencies. Gaming licenses and/or background investigations ("license") are required in connection with our management of a State of Kansas owned Lottery Gaming Facility (a casino). Our management personnel, Butler National and/or the managing subsidiaries, the key personnel of all entities may be required to have a Lottery Gaming Facility gaming license prior to conducting operations. The failure of the Company or the key personnel to obtain or retain a license could have a material adverse effect on the Company or on its ability to obtain or retain these licenses in other jurisdictions. Each such State Gaming Agency has broad discretion in granting, renewing, and revoking licenses. Obtaining such licenses and approvals will be time consuming and may be unsuccessful.

The State of Kansas has approved state-owned Lottery Gaming Facilities, pari-mutuel dog and/or horse racing for non-Indian organizations. The State of Kansas operates a state lottery, keno games and state-owned Lottery Gaming Facilities for the benefit of the State. The Lottery Gaming Facility management contract approval process requires that any entity or person owning directly or indirectly one-half of one percent (0.5%) of the ownership interest of the management company must be found suitable to be an owner by the State of Kansas. The Kansas Supreme Court announced its ruling affirming the constitutionality of the Kansas Expanded Lottery Act (KELA) as the law was enacted, although other constitutionality challenges may occur.

As a condition to obtaining and maintaining our various gaming approvals, we must submit reports to the Indian Tribe and the respective federal and state regulatory Agencies (the "Agency"). Any person owning or acquiring directly or indirectly 5% or more of the Common Stock of the Company must be found suitable by one or more of the agencies or the Indian Tribes (the "Interest"). Any Agency has the authority to require a finding of suitability with respect to any stockholder regardless of the percentage of ownership.

If found unsuitable by any Agency or the Indian Tribe, the stockholder must offer all of the Interest in Company stock held by such stockholder to the Company for cash at the current market bid price less a fifteen percent (15%) administrative charge and the Company must purchase such Interest within six months of the offer. The stockholder is required to pay all costs of investigation with respect to a determination of his/her suitability. In addition, regardless of ownership, each member of the Board of Directors and certain officers of the Company are subject to a finding of suitability by any Agency and the Indian Tribe on a regular basis.

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

Boot Hill Casino, pursuant to its Management Contract with the State of Kansas pays total taxes between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue.  Boot Hill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $2.4 million during fiscal year ended April 30, 2014.

Item 1B.     UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES

Corporate:

Our corporate headquarters are located in a 9,000 square foot owned facility for office and storage space at 19920 West 161st Street, in Olathe, Kansas.

Aerospace Products:

Butler National Corporation has an office and manufacturing operations at 4654 South Ash Ave, Tempe, Arizona in a 16,110 square foot owned facility.

Kings Avionics, Inc. is located at 280 Gardner Dr., Ste. 3, New Century, Kansas in a 19,500 square foot facility with annual rent of approximately $123.

Avcon Industries, Inc. is located at 714 North Oliver Road, Newton, Kansas, in a 42,700 square foot leased facility of hangar and office space at the municipal airport in Newton, Kansas, at an annual rent of approximately $160.

Butler National Aircraft Certification Center is located at One Aero Plaza, New Century, Kansas in a 36,000 square foot facility with hangar space with a seven year lease of Hangar 5 at the New Century Airport in New Century, Kansas. The annual rent is approximately $48.

Professional Services:

BHCMC, LLC is located at 4000 W. Comanche in Dodge City, Kansas in a 60,000 square feet building known as the Boot Hill Casino facility at an annual rent of $4,606 in fiscal year ended April 30, 2013 and $4,652 in fiscal year ended April 30, 2014.

BCS Design, Inc. is located at 19930 W. 161st, Olathe, Kansas in a 10,800 square foot owned facility.

Management believes our properties have been well maintained, are suitable and adequate for us to operate at present levels, and the current productive capacity. The utilization of these facilities is appropriate for our existing real estate requirements. However, significant increases in customer orders, changes in product lines, and/or future acquisitions may require expansion of our current properties or the addition of new properties.

Item 3.	LEGAL PROCEEDINGS

BHCMC, LLC and BHC Development LC filed a lawsuit in the United States District Court on June 21, 2012 against Bally Gaming Inc. doing business as Bally Technologies for negligent misrepresentation, among other claims related to the performance of computer software systems. On March 7, 2014 a jury verdict in favor of BHCMC, LLC and BHC Development against Bally was entered for $1,424.  The jury rejected the Bally alleged counter claim of $441 and awarded no damages to Bally.  Bally has filed an appeal to the United States Court of Appeals for the Tenth Circuit.

As of July 4, 2014, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

The rest of this page intentionally left blank.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK (BUKS):

(a)            Market Information: Our shares are exclusively quoted on OTC Markets Group's OTC Link platform on the OTCQB tier.

The range of the high and low bid prices per share of the our common stock, for fiscal years 2014 and 2013, as reported by OTC Markets Group, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2014		Year Ended April 30, 2013
	Low	High	Low	High
First quarter	$0.13	$0.25	$0.27	$0.36
Second quarter	$0.15	$0.25	$0.23	$0.32
Third quarter	$0.09	$0.20	$0.17	$0.27
Fourth quarter	$0.13	$0.25	$0.16	$0.21

(b)	Holders: The approximate number of holders of record of our common stock, as of July 4, 2014, was 2,900. The price of the stock as of July 4, 2014 was approximately $0.15 per share.
(c)	Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:

As of July 4, 2014 there were no Convertible Preferred shares or Convertible Debenture notes outstanding.

Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2013 through April 30, 2014	0	0.00	0

Total	0	$0.00	0

Item 6.	SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition", and with the Consolidated Financial Statements and related Notes included elsewhere in the report.

	Year Ended April 30 (In thousands except per share data)

	2014	2013	2012	2011	2010
Total revenues	$47,271	$49,152	$52,719	$46,335	$32,577

Operating income	$1,921	$1,503	$5,486	$2,828	$3,344

Net income (loss) attributable to Butler National Corporation	$112	$(148)	$1,900	$1,259	$2,890

Basic earnings per common share	$0.00	$0.00	$0.03	$0.02	$0.05

Selected Balance Sheet Information
Total assets	$41,678	$43,860	$40,562	$32,158	$29,566
Long-term obligations (excluding current maturities)	$6,820	$10,155	$8,678	$4,940	$4,305
Cash dividends declared per common share	None	None	None	None	None

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

Our fiscal year ends on April 30. Fiscal years 2014, 2013 and 2012 consisted of 52 weeks and ended on April 30, 2014, April 30, 2013 and April 30, 2012, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.

Management Overview

Management is focused on increasing long-term shareholder value from increased cash generation, earnings growth, and prudently managing capital expenditures. We plan to do this by continuing to drive increased revenues from product and service innovations, strategic acquisitions, and targeted marketing programs.

Our revenues are primarily derived from two very different business segments; Aerospace Products and Professional Services. These segments operate through various Butler National subsidiaries and affiliates listed on Exhibit 21 of this Form 10-K.

Aerospace Products

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

Professional Services

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) licensed architectural services to the business community through BCS Design ("BCS").

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

Results Overview

Our fiscal 2014 revenue decreased 4% to $47.3 million compared to $49.2 million in fiscal 2013.  In fiscal 2014 the Professional Services revenue decreased 13%. There was an increase of 19% in the Aerospace Products revenue in fiscal 2014. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Our fiscal 2014 net income was $112 compared to a net loss of $148 in fiscal 2013. Earnings per share was $0.00 for fiscal 2014 compared to $(0.00) in fiscal 2013. We continue focusing on our margin expansion initiatives, including efficiencies in our implementation and operational processes and controlling general and administrative expenses. The fiscal 2014 operating margin was 4%, an increase from our margin of 3% in fiscal 2013.

RESULTS OF OPERATIONS

Fiscal 2014 compared to Fiscal 2013
(dollars in thousands)	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change 2013-2014
Revenue:
Professional Services	$31,022	66%	$35,525	72%	(13)%
Aerospace Products	16,249	34%	13,627	28%	19%

Total revenue	47,271	100%	49,152	100%	(4)%

Costs and expenses:
Cost of Professional Services	18,843	40%	21,090	43%	(11)%
Cost of Aerospace Products	12,129	26%	11,451	23%	6%
Marketing and advertising	4,286	9%	4,223	9%	1%
Employee benefits	2,084	4%	2,161	4%	(4)%
Depreciation and amortization	3,495	7%	3,276	7%	7%
General, administrative and other	4,513	10%	5,448	11%	(17)%

Total costs and expenses	45,350	96%	47,649	97%	(5)%
Operating income	$1,921	4%	$1,503	3%	28%

Revenue:

Revenue decreased 4% to $47.3 in fiscal 2014, compared to $49.2 million in fiscal 2013. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) licensed architectural services to the business community through BCS Design ("BCS"). Revenue from Professional Services decreased 13% to $31 million.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 19% to $16.2 million in fiscal 2014 compared to $13.6 million in fiscal 2013. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 5% in fiscal 2014 to $45.3 million compared to $47.6 million in fiscal 2013. Costs and expenses were 96% of total revenue in fiscal 2014, compared to 97% of total revenue in fiscal 2013. The decrease in costs and expenses in fiscal 2014 was primarily due to a concerted effort to lower costs to adjust to lower revenue.

Marketing and advertising expenses as a percent of total revenue was 9% in fiscal 2014, as compared to 9% in fiscal 2013. These expenses increased 1% to $4.3 million in fiscal 2014, from $4.2 million in fiscal 2013. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in fiscal 2014, compared to 4% in fiscal 2013. These expenses decreased 4% to $2.1 million in fiscal 2014, from $2.2 million in fiscal 2013. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans. The decreased expenses are related to a decrease in the number of employees in Professional Services.

Depreciation and amortization expenses as a percent of total revenue was 7% in fiscal 2014, compared to 7% in fiscal 2013. These expenses increased 7% to $3.5 million in fiscal 2014, from $3.3 million in fiscal 2013. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for fiscal 2014 was $1.6 million compared to $1.3 in fiscal 2013.

General, administrative and other expenses as a percent of total revenue was 10% in fiscal 2014, compared to 11% in fiscal 2013. These expenses decreased 17% to $4.5 million in fiscal 2014, from $5.4 million in fiscal 2013. The decrease reflects our cost reduction plan to align overall expenses with the current level of revenue. The plan includes reductions in staffing levels and reduction of top-level management compensation.

Other income (expense):

Interest and other expenses were $1.4 million in fiscal 2014 compared with interest and other expenses of $1.5 million in fiscal 2013, a decrease of $104, from fiscal 2013 to fiscal 2014. Interest of $1.1 million was related to obligations of BHCMC, LLC. A gain on the sale of assets was recorded for Butler National Services, Inc. in the amount of $36.

Operations by Segment

We have two operating segments, Professional Services and Aerospace Products. The Professional Services segment includes revenue contributions and expenditures associated with professional architectural services and casino management services. Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft.

The following table presents a summary of our operating segment information for fiscal years 2014 and 2013:

(dollars in thousands)	2014	Percent of Revenue	2013	Percent of Revenue	Percent Change 2013-2014
Professional Services
Revenue
Boot Hill Casino	$30,144	97%	$32,595	92%	(8)%
Management/Professional Services	878	3%	2,930	8%	(70)%
Revenue	31,022	100%	35,525	100%	(13)%

Costs of Professional Services	18,843	61%	21,090	60%	(11)%
Expenses	10,361	33%	11,448	32%	(9)%
Total costs and expenses	29,204	94%	32,538	92%	(10)%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$1,818	6%	$2,987	8%	(39)%

(dollars in thousands)	2014	Percent of Revenue	2013	Percent of Revenue	Percent Change 2013-2014

Aerospace Products
Revenue	$16,249	100%	$13,627	100%	19%

Costs of Aerospace Products	12,129	74%	11,451	84%	6%
Expenses	4,017	25%	3,660	27%	10%
Total costs and expenses	16,146	99%	15,111	111%	7%

Aerospace Products operating income (loss)	$103	1%	$(1,484)	(11)%	107%

Professional Services
•	Revenue from Professional Services decreased 13% to $31.0 million in fiscal 2014 from $35.5 million in fiscal 2013. The decrease in Professional Services revenue was driven by decreased revenue in gaming activities of $2.6 million and other management and Professional Services of $1.9 million.

In fiscal 2014 Boot Hill Casino received gross receipts for the State of Kansas of $40.5 million compared to $43.2 million in fiscal 2013. Mandated fees, taxes and distributions reduced gross receipts by $13.3 million resulting in gaming revenue of $27.2 million in fiscal 2014 compared to $29.3 million in fiscal 2013, a decrease of 7.3%.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, licensed architectural services, food, beverage, and retail from Boot Hill Casino. Gaming related revenue including food, beverage, and retail decreased 9.4% to $3.0 million in fiscal 2014 compared to $3.3 million in fiscal 2013. Professional Services revenue including architectural, engineering and monitoring services decreased 70% to $878 in fiscal 2014. Two primary causes for the decline are a $429 decrease relating to architectural services and a $1.3 million decrease in revenue from monitoring services due to the sale of BNSI.

•	Costs decreased 11% in fiscal 2014 to $18.8 million compared to $21.1 million in fiscal 2013. Costs were 61% of segment total revenue in fiscal 2014, compared to 60% of segment total revenue in fiscal 2013. The decrease in direct costs were a result of reductions of electronic gaming machines.

•	Expenses decreased 9% in fiscal 2014 to $10.4 million compared to $11.4 million in fiscal 2013. Expenses were 33% of segment total revenue in fiscal 2014, compared to 32% of segment total revenue in fiscal 2013.

Aerospace Products
•	Revenue increased 19% to $16.2 million in fiscal 2014 compared to $13.6 million in fiscal 2013. This increase is attributable to increased revenue of $2.3 million relating to aircraft modifications. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs increased 6% to $12.1 million in fiscal 2014 compared to $11.5 million in fiscal 2013. Costs were 74% of segment total revenue in fiscal 2014, compared to 84% of segment total revenue in fiscal 2013.

•	Expenses increased 10% in fiscal 2014 at $4.0 million compared to $3.7 million in fiscal 2013. Expenses were 25% of segment total revenue in fiscal 2014, compared to 27% of segment total revenue in fiscal 2013.

Fiscal 2013 compared to Fiscal 2012
(dollars in thousands)	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change 2012-2013
Revenues:
Professional Services	$35,525	72%	$35,531	67%	0%
Aerospace Products	13,627	28%	17,188	33%	(21)%

Total revenues	49,152	100%	52,719	100%	(7)%

Costs and expenses:
Cost of Professional Services	21,090	43%	20,335	39%	4%
Cost of Aerospace Products	11,451	23%	11,522	22%	(1)%
Marketing and advertising	4,223	9%	5,218	10%	(19)%
Employee benefits	2,161	4%	2,874	5%	(25)%
Depreciation and amortization	3,276	7%	2,199	4%	49%
General, administrative and other	5,448	11%	5,085	10%	7%

Total costs and expenses	47,649	97%	47,233	90%	1%
Operating income	$1,503	3%	$5,486	10%	(73)%

Revenues:

Revenue decreased 7% to $49.2 fiscal 2013, compared to $52.7 million in fiscal 2012. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

•	Professional Services derives its revenue from professional management services in the gaming industry through BNSC and BHCMC, licensed architectural services to the business community through BCS Design and monitoring services to owners and operators of SCADA through BNSI. Revenue from Professional Services was relatively unchanged at $35.5 million in fiscal 2013 and 2012.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 21% to $13.6 million in fiscal 2013 compared to $17.2 million in fiscal 2012.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 1% in fiscal 2013 to $47.6 million compared to $47.2 million in fiscal 2012. Costs and expenses were 97% of total revenue in fiscal 2013, compared to 90% of total revenue in fiscal 2012. The increased costs and expenses as a percent of total revenue in fiscal 2013 were primarily driven by an increase in labor, material, depreciation and amortization expenses.

Marketing and advertising expenses as a percent of total revenue was 9% in fiscal 2013, as compared to 10% in fiscal 2012. These expenses decreased 19% to $4.2 million in fiscal 2013, from $5.2 million in fiscal 2012. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions. Boot Hill Casino marketing expenses increased $491, however other gaming development expenses decreased. The Boot Hill Casino increase was primarily attributable to additional focus in the Professional Services business reflecting a marketing plan to target specific marketing sectors to increase destination casino revenue. The Boot Hill Casino definition of the market includes the area east from the Rocky Mountains to the Mississippi River and the southern Canadian border to the northern border of Mexico.

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

Depreciation and amortization expenses as a percent of total revenue was 7% in fiscal 2013, compared to 4% in fiscal 2012. These expenses increased 49% to $3.3 million in fiscal 2013, from $2.2 million in fiscal 2012. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for fiscal 2013 was $1.3 million compared to $327 in fiscal 2012.

General, administrative and other expenses as a percent of total revenue was 11% in fiscal 2013, compared to 10% in fiscal 2012. These expenses increased 7% to $5.4 million in fiscal 2013, from $5.1 million in fiscal 2012. The increase reflects increased costs of administrative personnel in Professional Services, increased legal fees and expenses, and increased outside professional consulting fees related to working within the Kansas gaming regulations.  Increased insurance costs accounted for approximately 54% of the increase.

Other income (expense):

Interest and other expenses were $1.5 million in fiscal 2013 compared with interest and other expenses of $747 in fiscal 2012, an increase of $763, from fiscal 2012 to fiscal 2013. Interest of $1.2 million was related to obligations of BHCMC, LLC.

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

The following table presents a summary of our operating segment information for fiscal years 2013 and 2012:

(dollars in thousands)	2013	Percent of Revenue	2012	Percent of Revenue	Percent Change 2012-2013
Professional Services
Revenues
Boot Hill Casino	$32,595	92%	$32,403	91%	1%
Management/Professional Services	2,930	8%	3,128	9%	(6)%
Revenues	35,525	100%	35,531	100%	0%

Costs of Professional Services	21,090	60%	20,335	57%	4%
Expenses	11,448	32%	12,268	35%	(7)%
Total costs and expenses	32,538	92%	32,603	92%	0%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$2,987	8%	$2,928	8%	2%

(dollars in thousands)	2013	Percent of Revenue	2012	Percent of Revenue	Percent Change 2012-2013
Aerospace Products
Revenues	$13,627	100%	$17,188	100%	(21)%

Costs of Aerospace Products	11,451	84%	11,522	67%	(1)%
Expenses	3,660	27%	3,108	18%	18%
Total costs and expenses	15,111	111%	14,630	85%	3%

Aerospace Products operating income (loss)	$(1,484)	(11)%	$2,558	15%	(158)%

Professional Services
•	Revenue from Professional Services were relatively unchanged at $35.5 million in fiscal 2013 and fiscal 2012.

In fiscal 2013 Boot Hill Casino received gross receipts for the State of Kansas of $43.2 million compared to $43.6 million in fiscal 2012. Mandated fees, taxes and distributions reduced gross receipts by $13.9 million resulting in gaming revenue of $29.3 million in fiscal 2013 compared to $28.9 million in fiscal 2012 an increase of 1.4%.

The remaining management and Professional Services revenue include professional management services in the gaming industry, licensed architectural services, food, beverage, and retail from Boot Hill Casino, and monitoring services for SCADA systems. Gaming related revenue including food, beverage, and retail decreased 5.7% to $3.3 million in fiscal 2013 compared to $3.5 million in fiscal 2012. Professional Services revenue including architectural, engineering and monitoring services decreased 6% to $2.9 million in fiscal 2013.

•	Costs increased 4% in fiscal 2013 to $21.1 million compared to $20.3 million in fiscal 2012. Costs were 60% of segment total revenue in fiscal 2013, compared to 57% of segment total revenue in fiscal 2012. The increase in direct costs were a result of additional electronic gaming machines and additional table games.

•	Expenses decreased 7% in fiscal 2013 to $11.4 million compared to $12.3 million in fiscal 2012. Expenses were 32% of segment total revenue in fiscal 2013, compared to 35% of segment total revenue in fiscal 2012.

Aerospace Products
•	Revenue decreased 21% to $13.6 million in fiscal 2013 compared to $17.2 million in fiscal 2012. This decrease is attributable to reduced revenue of $3.6 million in the Aerospace segment. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.
•	Costs were relatively unchanged in fiscal 2013 at $11.5 million compared to fiscal 2012. Costs were 84% of segment total revenue in fiscal 2013, compared to 67% of segment total revenue in fiscal 2012.
•	Expenses increased 18% in fiscal 2013 at $3.7 million compared to $3.1 million in fiscal 2012. Expenses were 27% of segment total revenue in fiscal 2013, compared to 18% of segment total revenue in fiscal 2012.

Liquidity and Capital Resources (in thousands)

At April 30, 2014, the Company was utilizing three lines of credit totaling $4.0 million. The unused line at April 30, 2014 was $2.2 million. During the current year these funds were primarily used for the purchase of inventory and aircraft modification STC development for the modifications and avionics operations.

We believe the lines of credit will be extended when they become due and do not anticipate the full repayment of these notes in fiscal 2015. Our $1 million line of credit has been extended to August 2014.  Our $2.5 million line of credit matures April 2015. Our $0.5 million line of credit matures June 2015. The lines of credit are collateralized by the first and second positions on all assets of the Company.

At April 30, 2014, there were several notes collateralized by aircraft security agreements totaling $1,245. These notes were used for the purchase and modification of these collateralized aircraft.

There are three notes at a bank totaling $1,423 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is March 2019.

One note totaling $320 remains for real estate purchased in November 2007 and June 2009 in Dodge City, Kansas.

One note collateralized by automobiles and equipment totals an additional $80.

BHCMC entered into an obligation with Konami Gaming Inc. effective August 1, 2012 in the amount of $1,733.  The purchase of the gaming system was installed at Boot Hill Casino in mid-August and has a current balance of $297.

BHCMC arranged to acquire for ownership by the Kansas Lottery additional gaming machines.  The balance of this financed payable is $829.

In January 2012 we entered into an obligation with BHCI (a noncontrolling owner of BHCMC, LLC) for a total of $7,423. The remaining balance on the obligation is $4,634.

On August 24, 2012 BHCMC and BHCI (a noncontrolling owner of BHCMC, LLC) entered into a second obligation of $2,500 for tenant improvements related to expansion of Boot Hill Casino commencing on November 1, 2012.  BHCMC remaining obligation is $1,900.

We are not in default of any of our notes as of April 30, 2014 or July 4, 2014.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2014 and beyond.

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC require the completion of an addition to the Boot Hill Casino. The Phase II development of an adjacent hotel and community owned special events center was funded by a third party, is completed, and open to the public. The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. Phase II expansion of the unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine acquisitions, and casino earnings, with minimum exposure to Butler National Corporation. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). In January 2013 the snack bar was reopened with additional seating and space as the "Cowboy Cafe."

Analysis and Discussion of Cash Flow

During fiscal 2014 our cash position increased by $1.1 million. Net income was $514. Cash flows from operating activities provided $6.1 million. Non-cash activities consisting of depreciation and amortization contributed $4.5 million and stock options issued to employees and directors contributed $22 and 401(k) stock issues contributed $244. Customer deposits and income tax receivable increased our cash position by $2,184 while inventories decreased our cash position by $772. Prepaid expenses and other current assets decreased our cash by $108, while an increase in accounts payable and accrued expenses decreased our cash by an additional $152.

Cash used in investing activities was $290. We invested $52 to purchase used modification equipment and aircraft, $79 towards STCs, and $143 to equipment purchases and leasehold improvements at Boot Hill Casino.  Approximately $11 was used in the repair of Hangar facilities at New Century airport, and $5 on property in Dodge City, Kansas.

Cash used in financing activities was $4,668. We reduced our debt by $5,048 and increased the usage of our line of credit by $380.

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

Revenue from Avionics products are recognized when shipped. Payment for these Avionics products is due within 30 days of the invoice date after shipment. Revenue from Gaming Management and other Corporate/Professional Services is recognized as the service is rendered and invoiced. Payments for these service invoices are usually received within 30 days.

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

Contractual Obligations:

Tabular Disclosure of Contractual Obligations

Payments Due By Period
 (Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	2 Years FY 2016	3 Years FY 2017	4 Years FY 2018	5 Years FY 2019	Thereafter

Long-term debt	$10,728	$3,908	$3,461	$2,424	$665	$270	$0

Operating rent obligations	948	328	250	178	137	40	15

BHCR Facility rent obligations	107,261	4,698	4,745	4,793	4,841	4,889	83,295

Promissory notes	1,757	1,757	0	0	0	0	0

TOTAL	$120,694	$10,691	$8,456	$7,395	$5,643	$5,199	$83,310

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Expected Maturity Date
 (Dollars in thousands)
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Assets
Note receivable:	$-	$-	$-	$-	$-	$-	$-	$-
Variable rate
Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Liabilities
Promissory notes	$1,757	$0	$0	$0	$0	$0	$1,757	$1,757
Long-term debt:	$3,908	$3,461	$2,424	$665	$270	$0	$10,728	$10,728
Variable rate
Average interest rate	10.9%	11.5%	10.4%	6.3%	2.9%	N/A	10.8%	10.8%

Interest Payments
Est. interest payments:	$1,048	$583	$224	$38	$4	$0	$1,897

Scheduled interest payments are calculated on a fixed rate basis, if known, and the remaining interest will be calculated on the average current rate, including imputed interest calculations at 7%.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant are set forth on pages 53 through 70 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with the accountants.

Item 9A.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K and have determined that such disclosure controls and procedures are effective, based on criteria in the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

In connection with the preparation of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2014.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2014.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company registered public accounting firm because Section 989G(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts us, a company with a public float of less than $75 million from the requirement that our registered public accounting firm attest to our internal controls.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no material changes in the Company internal controls over financial reporting during the three months ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names and ages of the directors, their principal occupations for at least the past five years are set forth below based on information furnished to us by the directors.

Name of Director, Age and Term	Served Since	Principal Occupation for Last Five Years and Other Directorships
Clark D. Stewart (74) Up for re-election at fiscal year end 2015	1989	President of the Company from September 1, 1989 to present.

R. Warren Wagoner (62) Up for re-election at fiscal year end 2015	1986	Chairman of the Board of Directors of the Company since August 30, 1989. Employee chairman until October 2013.

David B. Hayden (68) Up for re-election at fiscal year end 2014	1996	Co-owner and President of Kings Avionics, Inc. since 1974 prior to its acquisition in 2010. Director since 1996. Consultant since 2011.

Michael J. Tamburelli (51) Up for re-election at fiscal year end 2014	2010
General Manager of the Isle of Capri Kansas City, Missouri 2004-2008, General Manager Boot Hill Casino & Resort 2009-2010, General Manager of Cherokee National Casino, West Siloam Springs, Oklahoma 2010-2011, General Manager Presque Isle Downs, Erie, Pennsylvania since 2012. Director since 2010.

Bradley K. Hoffman (40) Up for re-election at fiscal year end 2016	2010	Vice President – Corporate Strategy of ISG Technology, Inc. since 2005. Director since 2010.

The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of stockholders and at special meetings held during the year. The executive officers are as follows:

Name	Age	Position
Clark D. Stewart	74	President and Chief Executive Officer
R. Warren Wagoner	62	Chairman of the Board of Directors
Craig D. Stewart	40	Vice President and Chief Financial Officer
Christopher J. Reedy	48	Vice President and Secretary

Clark D. Stewart was President of Tradewind Industries, Inc., a manufacturing company, from 1979 to 1985. From 1986 to 1989, Mr. Stewart was Executive Vice President of RO Corporation. In 1980, Mr. Stewart became President of Tradewind Systems, Inc. He became President of the Company in September 1989.

R. Warren Wagoner was General Manager, Am-Tech Metal Fabrications, Inc. from 1982 to 1987. From 1987 to 1989, Mr. Wagoner was President of Stelco, Inc. Mr. Wagoner was Sales Manager for Yamazen Machine Tool, Inc. from March 1992 to March 1994. Mr. Wagoner was President of the Company from July 26, 1989, to September 1, 1989. He became Chairman of the Board of the Company on August 30, 1989. He served as employee Chairman until October 2013.

Craig D. Stewart worked for Accenture, a global management consulting, technology services and outsourcing company, from 1997 to 2003.  Mr. Stewart joined the Company in January 2004 and became Vice President of the Company in 2013.  He became Chief Financial Officer in November 2013. Mr. Stewart is the son of Clark D. Stewart.

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

Code of Ethics

The Company has adopted a code of ethics for our executive and senior financial officers, violations of which are required to be reported to the audit committee. The Company will furnish a copy without charge upon written request to the Company at 19920 West 161st Street, Olathe, Kansas 66062, Attn: Secretary or a copy is available on our website at www.butlernational.com/codeofethics.pdf. The Company intends to disclose amendments to or waivers of its code of ethics on Form 8-K.

Audit Committee and Audit Committee Financial Expert of the Company

AUDIT COMMITTEE REPORT

The current members of the Audit Committee are Mr. David B. Hayden (a non-employee consultant), Mr. Bradley K. Hoffman, and Mr. Tad McMahon. Mr. Hoffman is an independent member under the Nasdaq listing standards. The Audit Committee met five times during fiscal year 2014, excluding actions by unanimous written consent.

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

The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors and oversees the entire audit function including the selection of independent registered public accounting firm. Management has the primary responsibility for the consolidated financial statements and the financial reporting process including internal control over financial reporting and the Company's legal and regulatory compliance. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed with management the audited consolidated financial statements for the year ended April 30, 2014 including a discussion of the acceptability and quality of the accounting principles, the reasonableness of significant accounting judgments and critical accounting policies and estimates, the clarity of disclosures in the consolidated financial statements, and management's assessment and report on internal control over financial reporting. The Audit Committee also discussed with the Chief Executive Officer and Chief Financial Officer their respective certifications with respect to the Company's Annual Report on Form 10-K for the year ended April 30, 2014.

The Audit Committee reviewed with the independent registered public accounting firm, who are responsible for expressing an opinion on the conformity of the audited consolidated financial statements with U.S. generally accepted accounting principles, its judgments as to the acceptability and quality of the Company's accounting principles and such other matters as are required to be discussed with the Audit Committee in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) including those matters required to be discussed by Auditing Standard No. 16, Communications with Audit Committees (which superseded Statement on Auditing Standards No. 61, as amended. In addition, the Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence and has discussed those disclosures and other matters relating to independence with the auditors.

The Audit Committee discussed with the Company's independent registered public accounting firm the overall scope and plans for its audit. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its audits of the Company.

Members of the Audit Committee rely without independent verification on the information provided to them and on the representations made by management and the independent registered public accounting firm. In reliance on the reviews and discussions with management and with the independent registered public accounting firm referred to above and the receipt of an unqualified opinion from L. L. Bradford and Company, LLC dated July 29, 2014 regarding the audited consolidated financial statements of the Company for the year ended April 30, 2014, the Audit Committee recommended to the Board of Directors (and the Board approved) that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended April 30, 2014 for filing with the Securities and Exchange Commission.

The Audit Committee report is submitted by:

David B. Hayden, Bradley K. Hoffman and Tad McMahon

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS:

Our compensation programs are designed to support our business goals and promote both short-term and long-term growth. This section of the Annual Report on Form 10-K explains how our compensation programs are designed and operate in practice with respect to our listed officers. Our listed officers are the CEO, CFO, Chairman of the Board and a Vice President. There are only four executive officers of Butler National Corporation. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2014, 2013 and 2012.

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

Our Compensation Philosophy

The core element of our overall compensation philosophy is the alignment of pay and performance. Total compensation varies with individual performance and Butler National's performance in achieving financial and non-financial objectives. Our equity plans are designed to ensure that executive compensation is aligned with the long-term interests of our stockholders. The Compensation Committee and our management believe that compensation should help to recruit, retain, and motivate the employees that the company will depend on for current and future success. The Compensation Committee and our management also believe that the proportion of "at risk" compensation (variable cash compensation and equity) should rise as an employee's level of responsibility increases. This philosophy is reflected in the following key design priorities that govern compensation decisions:

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

Total compensation for the majority of our employees including executive officers, includes two or more of the following components:

-	base salary
-	annual and semiannual incentive cash payments
-	equity grants (no grants since fiscal 2011)
-	employee stock purchase plan
-	retirement benefits
-	health and welfare benefits

The Compensation Committee and management continue to believe that a similar method of compensating all employees with cash, equity and retirement benefits supports a culture of fairness, collaboration, and egalitarianism.

The Company provides its shareholders with the opportunity to cast an advisory vote on executive compensation on the Notice of Annual Meeting of Shareholders. The Company believes that it is appropriate to seek the views of the shareholders on the design and effectiveness of the Company's executive compensation program. As an advisory vote the proposal is not binding upon the Company. However, the Compensation Committee values the opinions expressed by shareholders and consider the outcome of the vote when making compensation decisions for named executive officers.

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

In designing the compensation programs and determining compensation levels for the Butler National executive officers, including the CEO, the Compensation Committee was assisted by an independent compensation consultant and independent legal counsel (other than Butler National's in-house counsel and Butler National's general external legal counsel).  The Compensation Committee engaged CBIZ Human Capital Services ("CBIZ") to serve as its independent advisor and compensation consultant.  The Chairman of the Compensation Committee worked directly with CBIZ to determine the scope of the work needed to assist the Compensation Committee in its review and decision-making processes.  The engagement included confirmation of compensation philosophy, provision of benchmark comparative data for executive officers with respect to base salary, total cash compensation (including annual cash incentive payments), long-term equity incentives, review of current employment arrangements, benefits, perquisites and incentive plan design of short term and long term incentives.  CBIZ provides no other consultation or services to Butler National or management.

In making compensation decisions, the Compensation Committee, with the assistance of CBIZ, compared each element of total cash compensation per executive officer against a peer group of 11 public companies.  The peer group was composed of companies similar to Butler National with respect to industry, location, and revenue size.  The Compensation Committee also compared, with the assistance of CBIZ, the duties performed by each executive vis-a-vis executives at peer group companies.

Base Salary

The Compensation Committee establishes executive officers' base salaries at levels that it believes are reasonable for comparable positions. When the Compensation Committee determines the executive officers' base salaries during the first quarter of the year, the Compensation Committee takes into account each officer's role and level of responsibility at the company. In general, executive officers with the highest level and amount of responsibility have received the highest base salaries. The Compensation Committee met in April 2014. They considered the current economic conditions and determined any compensation changes will be made in fiscal 2015.

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

Health and welfare benefits	Employees electing to participate in the various insurance plans offered by the Company receive a payment for a share of the health, dental, vision and life insurance costs for the employee.

Grant Date Fair Value of Stock Option Awards

The following table summarizes option awards to non-employee directors during fiscal year 2011.

Name	Stock Awards Exercisable/Unexercisable
R. Warren Wagoner	0 / 130,000(a)
0 / 130,000(b)
0 / 130,000(c)
David B. Hayden	0 / 125,000(a)
0 / 125,000(b)
0 / 125,000(c)
Michael J. Tamburelli	0 / 125,000(a)
0 / 125,000(b)
0 / 125,000(c)
Bradley K. Hoffman	0 / 125,000(a)
0 / 125,000(b)
0 / 125,000(c)

The unexercised options at April 30, 2014 listed in the table above have an exercise price of $0.49 and will expire on December 31, 2020. The options were granted under and are expressly subject to all the terms and provisions of the Plans, and the terms of such Plans are incorporated herein by reference. The terms are included but not limited to the following restrictions:

(a) In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (1) the date being December 31, 2011 or later and (2) the close of the Company's common stock at a market price at or above $0.92 on any date between December 31, 2010 and December 31, 2015.

(b) In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (1) the date being December 31, 2012 or later and (2) the close of the Company's common stock at a market price at or above $1.41 on any date between December 31, 2010 and December 31, 2015.

(c) In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (1) the date being December 31, 2013 or later and (2) the close of the Company's common stock at a market price at or above $1.90 on any date between December 31, 2010 and December 31, 2015.

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

Performance Measures and Decision-Making Process for Fiscal Year 2014

The Compensation Committee set base salaries for executive officers for fiscal 2014 in April 2013.

-	The performance measures used by the Compensation Committee in determining executive compensation for fiscal year 2014 were:

-	the absolute one-year and multi-year company performance as measured by market share, revenue growth, profit from operations and total shareholder return;

-	one-year and multi-year performance on the same measures as compared with competitors in the comparator group; and

-	Company progress toward its strategic goals.

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

Determination of CEO and Executive Officer Compensation

In fiscal year 2013, Butler National Corporation did not reach projected levels of revenue, profit from operations, operating margin and operating cash flow.

With regard to progress toward strategic goals, BNC improved its products and technology positions and strengthened its relationships with customers.

Taking into account Company performance, both absolute and relative to competition and the executive officers' contribution to that performance, the Compensation Committee set its targeted compensation levels so as to be commensurate with that relative performance. The Compensation Committee made the following determinations for fiscal year 2014 with respect to each component of compensation for the CEO and his existing contract and the other executive officers:

Base Salary - In keeping with its strategy, the Compensation Committee base salary decisions for fiscal year 2014 were generally intended to provide salaries somewhat lower than the median level of salaries for similarly situated executives of the comparator companies.

Long-Term Compensation - The Compensation Committee granted no equity compensation.

Compensation of the Chairman

The SEC rules require disclosure of the employee-chairman compensation. Beginning October 2013, Mr. Wagoner served only as Chairman. In making the determinations, the Compensation Committee considered his role as Chairman, his contribution to the Company performance and strategic direction, and the compensation of employee-chairmen of comparator companies.

Report of the Compensation Committee

The Compensation Committee, which is composed of the three members of the Board of Directors, assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its charter for determining the compensation of the Company's executive officers. The Compensation Committee has reviewed and discussed the "Compensation Discussion and Analysis" section of this Annual Report on Form 10-K with management, including our CEO, Clark D. Stewart and our CFO, Craig D. Stewart. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the "Compensation Discussion and Analysis" section be included in the Company's Annual Report on Form 10-K.

Compensation Committee
Mr. David B. Hayden
Mr. Michael J. Tamburelli
Mr. Bradley K. Hoffman

Executive Compensation

SUMMARY

The following table below sets forth certain compensation information concerning the Chief Executive Officer, Vice President, and our two additional most highly compensated executive officers for the fiscal years ended April 30, 2014, 2013 and 2012. Our listed officers are the CEO, Chairman of the Board, CFO, and Vice President. There are only four executive officers of Butler National Corporation. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2014, 2013 and 2012:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards and Stock Appreciation Rights ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(1)	Total ($)(2)
Clark D. Stewart, CEO	2014	396	---	---	---	---	---	46	442
President and Director	2013	477	9	---	---	---	---	39	525
	2012	467	159	---	---	---	---	40	666

R. Warren Wagoner	2014	75	---	---	---	---	---	10	85
Director - Chairman	2013	269	5	---	---	---	---	15	289
of the Board	2012	272	5	---	---	---	---	23	300

Craig D. Stewart	2014	210	---	---	---	---	---	46	256
Vice President and	2013	214	6	---	---	---	---	44	264
Chief Financial Officer	2012	203	6	---	---	---	---	61	270

Christopher J. Reedy	2014	227	---	---	---	---	---	23	250
Vice President and	2013	230	23	---	---	---	---	26	279
Secretary	2012	218	26	---	---	---	---	27	271

Name	Year	Airplane and Automobile Usage ($)	Health Benefits ($)	Memberships ($)	Matching Contributions to 401(k) (3) ($)
Clark D. Stewart	2014	7	8	16	15
R. Warren Wagoner	2014	---	---	---	10
Craig D. Stewart	2014	---	25	9	12
Christopher J. Reedy	2014	---	5	5	13

(1)	All Other Compensation includes the amounts in the tables above.

(2)	All benefits are provided for in the tables, summaries, and footnotes above. We did not participate in any of the following transactions and such items are therefore not reported in table format: Equity Award Table, Pension Benefit Table, and Nonqualified Deferred Compensation Table.

(3)	Includes catch-up contribution made by the employee and matched by the Company.

OPTION GRANTS, EXERCISES AND HOLDINGS

No options were granted to any named executive officer in the last fiscal year.

The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the our last fiscal year:

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year End Option Values

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Securities Underlying Unexercised Options at FY-End (no.) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/ Unexercisable
Clark D. Stewart,	-	-	0 / 618,488(a)	0 / 0
Chief Executive Officer			0 / 618,488(b)	0 / 0
			0 / 618,488(c)	0 / 0

R. Warren Wagoner,	-	-	0 / 130,000(a)	0 / 0
Director - Chairman of the Board			0 / 130,000(b)	0 / 0
			0 / 130,000(c)	0 / 0

Craig D. Stewart,	-	-	0 / 150,000(a)	0 / 0
Vice President and Chief Financial Officer			0 / 150,000(b)	0 / 0
			0 / 150,000(c)	0 / 0

Christopher J. Reedy,	-	-	0 / 130,000(a)	0 / 0
Vice President and Secretary			0 / 130,000(b)	0 / 0
			0 / 130,000(c)	0 / 0

David B. Hayden,	-	-	0 / 125,000(a)	0 / 0
Director			0 / 125,000(b)	0 / 0
			0 / 125,000(c)	0 / 0

Michael J. Tamburelli,	-	-	0 / 125,000(a)	0 / 0
Director			0 / 125,000(b)	0 / 0
			0 / 125,000(c)	0 / 0

Bradley K. Hoffman,	-	-	0 / 125,000(a)	0 / 0
Director			0 / 125,000(b)	0 / 0
			0 / 125,000(c)	0 / 0

The unexercised options at April 30, 2014 listed in the table above have an exercise price of $0.49 and will expire on December 31, 2020. The options were granted under and are expressly subject to all the terms and provisions of the Plans, and the terms of such Plans are incorporated herein by reference. The terms are included but not limited to the following restrictions:

(a)	In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (1) the date being December 31, 2011 or later and (2) the close of the Company's common stock at a market price at or above $0.92 on any date between December 31, 2010 and December 31, 2015.

(b)	In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (1) the date being December 31, 2012 or later and (2) the close of the Company's common stock at a market price at or above $1.41 on any date between December 31, 2010 and December 31, 2015.

(c)	In no event may any shares be purchased hereunder until satisfaction, either simultaneously or separately, of both (1) the date being December 31, 2013 or later and (2) the close of the Company's common stock at a market price at or above $1.90 on any date between December 31, 2010 and December 31, 2015.

COMPENSATION OF DIRECTORS

Each non-officer director is entitled to a director's fee of $20 per quarter. The Chairman receives an additional $5 per quarter.

Director Compensation Table

Name of Director	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
R. Warren Wagoner	20,000	--	--	20,000
David B. Hayden	20,000	--	--	20,000
Michael J. Tamburelli	20,000	--	--	20,000
Bradley K. Hoffman	20,000	--	--	20,000

Fees of $20 were paid to Michael Tamburelli, David Hayden, and Bradley Hoffman in fiscal 2013. No fees were paid to the Chairman in fiscal 2013.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

On April 30, 2001, the Company extended the Employment Agreement through August 31, 2006 with Clark D. Stewart under the terms of which Mr. Stewart was employed as the President and Chief Executive Officer of the Company. On February 24, 2009 the Company extended the Employment Agreement with Mr. Stewart with the terms as currently provided including annual increases of 5% through December 31, 2022. In the event Mr. Stewart is terminated from employment with the Company other than "for cause," Mr. Stewart shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the Employment Agreement. Mr. Stewart is also granted an automobile allowance of six hundred dollars per month which is reported by us as Salary Expense and to Mr. Stewart as Wages. Under the terms of the Employment Agreement with Mr. Stewart, the Company is obligated to pay company related expenses and salary. Included in accrued liabilities are $119 and $33 as of April 30, 2014, and 2013 respectively for amounts owed to our CEO for accrued compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors is comprised of Mr. Hayden, Board member, Mr. Tamburelli, Board member and Mr. Hoffman, Board member. The company does not generally employ the use of any compensation consultants in determining or recommending the amount or form of executive and director compensation. None of the Committee members served as an officer or employee of the Company or a subsidiary of the Company. None of our executive officers currently serves, or served during fiscal 2014, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

In the normal course of business we purchased business system components of $50,  $47, and $112 from ISG, the employer of Bradley Hoffman, a director of Butler National Corporation during fiscal 2014, 2013 and 2012 respectively.

We paid consulting fees of $135, $135, and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2014, 2013, and 2012, respectively.

Included in accrued liabilities are $119 and $33 as of April 30, 2014, and 2013 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2014, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, Vice President and Chief Financial Officer, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $204, $256 and $171, respectively, for fiscal 2014, $209, $264 and $173, respectively, for fiscal 2013, and $199, $270 and $165 respectively, for fiscal 2012.

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

Item 12.                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, with respect to the Company common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company voting securities as of July 4, 2014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Clark D. Stewart	5,250,958	(2)	8.5%
19920 West 161st Street
Olathe, Kansas 66062

R. Warren Wagoner	4,482,994	(3)	7.3%
19920 West 161st Street
Olathe, Kansas 66062

(1)	Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power. The beneficial ownership includes the shares held in the Butler National 401(k) Profit Sharing Plan for the benefit of the individual.

(2)	Includes 1,855,464 shares which may be acquired by Mr. Stewart pursuant to the exercise of stock options which are exercisable.

(3)	Includes 390,000 shares which may be acquired by Mr. Wagoner pursuant to the exercise of stock options which are exercisable.

The following table sets forth as of April 30, 2014, with respect to the Company common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of April 30, 2014.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Clark D. Stewart	5,250,958	(2)	8.5%
R. Warren Wagoner	4,482,994	(3)	7.3%
Craig D. Stewart	1,706,559	(4)	2.8%
Christopher J. Reedy	1,327,757	(5)	2.1%
David B. Hayden	1,732,225	(6)	2.9%
Michael J. Tamburelli	375,000	(7)	0.6%
Bradley K. Hoffman	375,000	(8)	0.6%

All Directors and Executive Officers as a Group (7 persons)	15,250,493	(9)	24.8%

(1)	Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2)	Includes 1,855,464 shares, which may be acquired by Mr. Stewart pursuant to the exercise of stock options, which are exercisable.
(3)	Includes 390,000 shares, which may be acquired by Mr. Wagoner pursuant to the exercise of stock options, which are exercisable.
(4)	Includes 450,000 shares, which may be acquired by Mr. Stewart pursuant to the exercise of stock options, which are exercisable.
(5)	Includes 390,000 shares, which may be acquired by Mr. Reedy pursuant to the exercise of stock options, which are exercisable.

(6)	Includes 375,000 shares, which may be acquired by Mr. Hayden pursuant to the exercise of stock options, which are exercisable.
(7)	Includes 375,000 shares, which may be acquired by Mr. Tamburelli pursuant to the exercise of stock options, which are exercisable.
(8)	Includes 375,000 shares, which may be acquired by Mr. Hoffman pursuant to the exercise of stock options, which are exercisable.
(9)	Includes 4,210,464 shares for all directors and executive officers as a group, which may be acquired pursuant to the exercise of stock options, which are exercisable.

The Company does not have any equity compensation plans which have not been approved by the stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	7,262,064	$0.49	0	(1)

Equity compensation plans not approved by stockholders	0	0.00	0
Total	7,262,064	$0.49	0

(1)	See Note 5 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

R. Warren Wagoner, Michael J. Tamburelli, and Bradley K. Hoffman are independent Directors under the Nasdaq listing standards.

In the normal course of business we purchased business system components of $50, $47, and $112 from ISG, the employer of Bradley Hoffman, a director of Butler National Corporation during fiscal 2014, 2013 and 2012 respectively.

We paid consulting fees of $135, $135, and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2014, 2013, and 2012, respectively.

Included in accrued liabilities are $119 and $33 as of April 30, 2014, and 2013 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2014, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, Vice President and Chief Financial Officer, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $204, $256 and $171, respectively, for fiscal 2014, $209, $264 and $173, respectively, for fiscal 2013, and $199, $270 and $165 respectively, for fiscal 2012.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fee Type	Fiscal 2014	Fiscal 2013
Audit fees (a)	$139	$98
Audit related fees (b)	16	-
Tax fees (c)	5	8
All other fees (d)	-	-
Total	$160	$106

(a)	Includes fees billed for professional services rendered in connection with the audit of the annual financial statements and for the review of the quarterly financial statements.

(b)	Includes fees billed for professional services rendered in connection with assurance and other activities not explicitly related to the audit of Company financial statements, including the audits of Company employee benefit plans, contract compliance reviews and accounting research.

(c)	Includes fees billed for domestic tax compliance and tax audits, corporate-wide tax planning and executive tax consulting and return preparation.

(d)	Includes fees billed for financial systems design and implementation services.

The Audit Committee has adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to the Company by its independent auditor. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by L.L. Bradford and Company, LLC for fiscal 2015. Each year stockholders are asked to affirm the selection of the auditor by a vote requested in the proxy.

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

4.1
The Shareholder Rights Agreement between Butler National Corporation and UMB Bank, N.A. as Rights Agent, dated August 2, 2011, incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form 8-A dated August 2, 2011.

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

10.4
1993 Nonqualified Stock Option Plan, is incorporated by reference to Exhibit 10.11 of our Form 10-K/A, as amended, for the year ended April 30, 1994 and as amended on Exhibit 4(a) of our Form S-8 filed on February 20, 1998.
*

10.5
1993 Nonqualified Stock Option Plan II, is incorporated by reference to Exhibit 10.12 of our Form 10-K/A, as amended, for the year ended April 30, 1994 and as amended on Exhibit 4(a) of our Form S-8 filed on February 20, 1998.
*

10.6	Industrial State Bank principal amount of $500,000 revolving credit line, as amended, is incorporated by reference to Exhibit 10.13 of our Form 10-K/A, as amended, for the year ended April 30, 1994.	*

10.7
1995 Nonqualified Stock Option Plan dated December 1, 1995, is incorporated by reference to Exhibit 10.19 of our Form 10-K, as amended for the year ended April 30, 1996 and as amended on Exhibit 4(a) of our Form S-8 filed on February 20, 1998.
*

10.8
Stock Purchase Agreement with Gary Morris and David Hayden for the acquisition of Kings Avionics, incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K dated September 27, 2010.

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

10.18	Lease between Butler National Service Corporation and BHC Development, L.C., dated April 30, 2009, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended January 31, 2013.

10.19	Legal Description Lot 1 in future replat of Mariah Center, incorporated by reference to Exhibit 10.2 of our Form 10-Q for the period ended January 31, 2013.

10.20	Legal Description Lot 2 in a future replat of Mariah Center, incorporated by reference to Exhibit 10.3 of our Form 10-Q for the period ended January 31, 2013.

10.21	Bill of Sale, dated April 30, 2013, by and among Butler National Services, Inc. and Beadle Enterprises LLC, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 2, 2013.

10.22	Promissory Note, dated April 1, 2013, by and among Butler National Corporation and Industrial State Bank, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on April 5, 2013.

14	Standards of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Company's Form 10-K for the year ended April 30, 2008.

21	List of Subsidiaries.

23.1	Consent of Independent Public Accountants L.L. Bradford and Company, LLC.

23.2	Consent of Independent Public Accountants Weaver Martin & Samyn, LLC.

31.1	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Reform Act of 1995.

101
The following finanical information from the Company's Annual Report on Form 10-K for the year ended April 30, 2014, formatted in XBRL (eXtensible Business Reorting Language) includes; (i) Consolidated Balance Sheets as of April 30, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended April 30, 2014, 2013 and 2012; (iii) Consolidated Statements of Stockholders' Equity for the years ended April 30, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended April 30, 2014, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

* Relates to management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 29, 2014

BUTLER NATIONAL CORPORATION

/s/ Clark D. Stewart
Clark D. Stewart, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Clark D. Stewart	President, Chief Executive Officer and Director	July 29, 2014
Clark D. Stewart	(Principal Executive Officer)

/s/ Craig D. Stewart	Chief Financial Officer	July 29, 2014
Craig D. Stewart	(Principal Accounting Officer)

/s/ R. Warren Wagoner	Chairman of the Board and Director	July 29, 2014
R. Warren Wagoner

/s/ David B. Hayden	Director	July 29, 2014
David B. Hayden

/s/ Michael J. Tamburelli	Director	July 29, 2014
Michael J. Tamburelli

/s/ Bradley K. Hoffman	Director	July 29, 2014
Bradley K. Hoffman

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Butler National Corporation
Olathe, Kansas

We have audited the accompanying consolidated balance sheets of Butler National Corporation as of April 30, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2014.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Butler National Corporation as of April 30, 2014 and 2013 and the consolidated results of its operations, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ L. L. Bradford & Company, LLC
Leawood, Kansas
July 29, 2014

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

/s/ Weaver Martin & Samyn, LLC
Kansas City Missouri
July 30, 2012

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2014 AND 2013
(in thousands, except per share data)

	April 30, 2014	April 30, 2013
ASSETS
CURRENT ASSETS:
Cash	$6,261	$5,148
Accounts receivable	3,109	2,697
Income tax receivable	-	1,395
Inventories
Raw materials	5,102	5,082
Work in process	1,090	332
Finished goods	144	240
Total Inventory	6,336	5,654
Prepaid expenses and other current assets	825	829
Total current assets	16,531	15,723

PROPERTY, PLANT AND EQUIPMENT:
Land and building	4,044	4,044
Aircraft	6,723	6,723
Machinery and equipment	3,535	3,714
Office furniture and fixtures	6,447	6,341
Leasehold improvements	4,060	4,060
	24,809	24,882
Accumulated depreciation	(12,140)	(9,435)
Total property, plant and equipment	12,669	15,447

SUPPLEMENTAL TYPE CERTIFICATES (net of amortization of $2,841 at April 30, 2014 and $2,642 at April 30, 2013)	3,744	3,864

OTHER ASSETS:
Deferred tax asset	1,335	1,303
Other assets (net of accumulated amortization of $2,520 at April 30, 2014 and $1,203 at April 30, 2013)	7,399	7,523
Total other assets	8,734	8,826
Total assets	$41,678	$43,860

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$1,757	$1,377
Current maturities of long-term debt	3,908	4,551
Accounts payable	1,375	1,509
Customer deposits	982	193
Gaming facility mandated payment	1,267	1,337
Compensation and compensated absences	1,122	1,045
Other current liabilities	93	119
Total current liabilities	10,504	10,131

LONG-TERM DEBT, NET OF CURRENT MATURITIES:	6,820	10,155
Total liabilities	17,324	20,286

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5:
Authorized 50,000,000 shares, all classes
Designated Classes A and B 200,000 shares
$100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01:authorized 100,000,000 shares issued and outstanding 61,493,092 shares at April 30, 2014 and 59,619,173 at April 30, 2013	614	596
Capital contributed in excess of par	13,282	13,034
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained earnings	8,134	8,022
Total stockholders' equity Butler National Corporation	21,298	20,920
Noncontrolling interest in BHCMC, LLC	3,056	2,654
Total stockholders' equity	24,354	23,574
Total liabilities and stockholders' equity	$41,678	$43,860
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2014, 2013, AND 2012
(in thousands, except per share data)

	2014	2013	2012
REVENUES:
Professional Services	$31,022	$35,525	$35,531
Aerospace Products	16,249	13,627	17,188
Total revenues	47,271	49,152	52,719

COSTS AND EXPENSES:
Cost of Professional Services	18,843	21,090	20,335
Cost of Aerospace Products	12,129	11,451	11,522
Marketing and advertising	4,286	4,223	5,218
Employee benefits	2,084	2,161	2,874
Depreciation and amortization	3,495	3,276	2,199
General, administrative and other	4,513	5,448	5,085
Total costs and expenses	45,350	47,649	47,233

OPERATING INCOME	1,921	1,503	5,486

OTHER INCOME (EXPENSE):
Interest expense	(1,417)	(1,521)	(736)
Other income (expense), net	43	11	(11)
Total other income (expense)	(1,374)	(1,510)	(747)

INCOME (LOSS) BEFORE INCOME TAXES	547	(7)	4,739

PROVISION FOR INCOME TAXES
Deferred income tax (benefit)	(33)	(136)	59
Provision (benefit) for income taxes	66	(680)	764
NET INCOME	514	809	3,916
Net income attributable to noncontrolling interest in BHCMC, LLC	(402)	(957)	(2,016)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$112	$(148)	$1,900

BASIC EARNINGS PER COMMON SHARE	$.00	$.00	$.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	60,893,092	59,014,594	56,596,214

DILUTED EARNINGS PER COMMON SHARE	$.00	$.00	$.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	60,893,092	59,014,594	56,596,214

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED April 30, 2014, 2013 AND 2012
(dollars in thousands)

	Common Stock	Common Stock Owed but Not Issued	Capital Contributed in Excess of Par	Treasury Stock at Cost	Retained Earnings	Total Stockholders' Equity Butler National Corporation	Noncontrolling Interest in BHCMC, LLC	Total Stockholders' Equity

BALANCE, April 30, 2011	$572	$3	$11,911	$(732)	$6,271	$18,025	$–	$18,025
Stock options issued to employees and directors	–	–	384	–	–	384	–	384

Contributed capital	–	–	–	–	–	–	1	1

Issuance of stock benefit plan	7	–	271	–	–	278	–	278

Net income	–	–	–	–	1,899	1,899	2,016	3,916

BALANCE, April 30, 2012	579	3	12,567	(732)	8,170	20,587	2,017	22,604
Issuance of stock for services and other	2	(3)	91	–	–	90	–	90

Stock options issued to employees and directors	–	–	110	–	–	110	–	110

BHCMC distribution noncontrolling member	–	–	–	–	–	–	(320)	(320)

Issuance of stock benefit plan	15	–	266	–	–	281	–	281

Net income	–	–	–	–	(148)	(148)	957	809

BALANCE, April 30, 2013	596	–	13,034	(732)	8,022	20,920	2,654	23,574
Stock options issued to employees and directors	–	–	22	–	–	22	–	22

Issuance of stock benefit plan	18	–	226	–	–	244	–	244

Net income	–	–	–	–	112	112	402	514

BALANCE, April 30, 2014	$614	$–	$13,282	$(732)	$8,134	$21,298	$3,056	$24,354

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED April 30, 2014, 2013, AND 2012
(dollars in thousands)
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$514	$809	$3,916
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	4,481	3,528	2,200
Stock issued for services	-	90	-
Stock options issued to employees and directors	22	110	384
Stock issued for benefit plan	244	281	278
Gain and loss on disposal of other assets	(36)	-	-
Deferred income tax asset	(33)	(136)	59

Changes in assets and liabilities
Accounts receivable	(273)	892	(1,461)
Income tax receivable	1,395	(1,395)	-
Inventories	(772)	207	(697)
Prepaid expenses and other current assets	(108)	664	(777)
Accounts payable	(133)	340	(925)
Customer deposits	789	(822)	(77)
Accrued liabilities	77	(344)	(468)
Gaming facility mandated payment	(70)	56	(747)
Other liabilities	(26)	(88)	(14)
Cash flows from operating activities	6,071	4,192	1,671

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(290)	(8,159)	(1,351)
Cash flows from investing activities	(290)	(8,159)	(1,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings promissory notes, net	380	915	371
Borrowings of promissory notes and long term debt	-	4,598	728
Repayments of promissory notes and long-term debt	(5,048)	(3,509)	(2,464)
Contributed capital	-	-	1
Distribution to noncontrolling member	-	(320)	-
Cash flows from financing activities	(4,668)	1,684	(1,364)

NET INCREASE (DECREASE) IN CASH	1,113	(2,283)	(1,044)

CASH, beginning of year	5,148	7,431	8,475

CASH, end of year	$6,261	$5,148	$7,431

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,419	$1,520	$736
Income taxes paid (refund)	$(1,329)	$762	$977

NON CASH OPERATING ACTIVITY
Non cash stock issued for services	$-	$90	$-
Non cash stock options issued to employees and directors	$22	$110	$384
Non cash stock issued for benefit plan	$244	$281	$278
Intangible gaming equipment and notes	$1,070	$1,182	$7,423

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned active subsidiaries, Avcon Industries, Inc., AVT Corporation, BCS Design, Inc., Butler National Services, Inc. (sold May 1, 2013), Butler National Service Corporation, Butler National Corporation-Tempe, Kings Avionics, Inc., Butler National, Inc., Butler Temporary Services, Inc., Kansas International Corporation, Kansas International DDC, LLC, and a majority owned subsidiary, BHCMC, LLC (collectively, The Company). All significant intercompany transactions have been eliminated in consolidation.

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

a)	Accounts receivable: Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Allowance for doubtful accounts are calculated on the historical write-off of doubtful accounts of the individual subsidiaries. Invoices are generally considered a doubtful account if no payment has been made in the past 90 days. We review these policies on a quarterly basis, and based on these reviews, we believe we maintain adequate reserves. At April 30, 2014 and 2013, the allowance for doubtful accounts was $72 and $51 respectively.

b)	Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements.

c)	Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of our products.

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence we consider inventory that has been inactive for three years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At April 30, 2014 and 2013, the estimate of obsolete inventory was $1,381 and $1,400 respectively.

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

e)	Long-Lived Assets: The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, formerly SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.

f)	Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $2,252 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024. There is no assurance of the Management Contract renewal. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is being amortized over a period of 15 years.

Other assets net values are as follows:

(dollars in thousands)	2014	2013

Privilege fee	$5,500	$5,500
Less amortized costs	987	564
Privilege fee balance	$4,513	$4,936

Intangible gaming equipment	$2,252	$1,182
Less amortized costs	948	148
Intangible gaming equipment balance	$1,304	1,034

JET autopilot intellectual property	$1,417	$1,417
Less amortized costs	585	491
JET autopilot balance	$832	$926

g)	Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenues being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through costs of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. Consultant costs, as shown below, include costs of engineering, legal and aircraft specialists. STC capitalized costs are as follows:

(dollars in thousands)	2014	2013

Direct labor	$1,033	$1,018
Direct materials	1,833	1,546
Consultant costs	1,922	1,922
Overhead	1,797	2,020
	6,585	6,506
Less-amortized costs	2,841	2,642
STC balance	$3,744	$3,864

h)	Revenue Recognition: Generally, we perform aircraft modifications under fixed-price contracts. Revenue from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor incurred compared to total estimated direct labor costs. Each quarter our management reviews the progress and performance of our significant contracts. Based on this analysis, any adjustment to sales, cost of sales and/or profit is recognized as necessary in the period they are earned. Changes in estimates of contract sales, cost of sales and profits are recognized using a cumulative catch-up, which is recognized in the current period of the cumulative effect of the change on current or prior periods. Revenue for off-the-shelf items and aircraft sales is recognized on the date of sale.

Revenue from product sales is recognized when shipped. Payment is due for these products within 30 days of the invoice date after shipment. Revenue for Gaming Management, and other Corporate/Professional Services are recognized as the service is rendered and invoiced. Payments for these service invoices are usually received within 30 days.

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

i)	Slot Machine Jackpots: If the casino is not required to make payment of the jackpot (i.e. the incremental amount on a progressive machine) due to legal requirements, the jackpot is accrued as the obligation becomes unavoidable. This liability is accrued over the time period in which the incremental progressive jackpot amount is generated with a related reduction in casino revenue. No liability is accrued with respect to the base jackpot.

j)	Advanced Payments and Billings in Excess of Costs Incurred: We receive advances, performance-based payments and progress payment from customers which may exceed costs incurred on certain contracts. We classify advance payments and billings in excess of costs incurred, other than those reflected as a reduction of contracts in process, as current liabilities.

k)	Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

The computation of the Company basic and diluted earnings per common share is as follows:

(in thousands, except per share data)	2014	2013	2012

Net income (loss) attributable to Butler National Corporation	$112	$(148)	$1,900
Weighted average common shares outstanding	60,893,092	59,014,594	56,596,214
Dilutive effect of non-qualified stock option plans	-	-	-
Weighted average common shares outstanding, assuming dilution	60,893,092	59,014,594	56,596,214
Potential common shares if all options were exercised and shares issued	68,155,156	66,281,237	64,848,201
Basic earnings per common share	$.00	$.00	$.03
Diluted earnings per common share	$.00	$.00	$.03

l)	Stock-based Compensation: The Company accounts for stock-based compensation under ASC Topic 505-50, formerly SFAS No. 123R, "Share-Based Payment" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

m)	Income Taxes: Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expense items are recognized for financial reporting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of deferred tax assets and liabilities give recognition to enacted tax rates in effect in the year the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that we expect to realize.

n)	Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2014 we had $2,242 in bank deposits that exceeded the federally insured limits.

o)	Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.

p)	Research and Development: We invested in research and development activities. The amount invested in the year ended April 30, 2014 and 2013 was $1,765 and $1,755 respectively.

q)	Recent Accounting Pronouncements: We do not believe there are any recently issued accounting standards that have not yet been adopted that will have a material impact on the Company's financial statements.

r)	Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.

Rest of page intentionally left blank.

2.	DEBT:

Principal amounts of debt at April 30, 2014 and 2013, consist of the following (in thousands):

Promissory Notes	2014	2013

Bank line of credit, available LOC $1,000 interest at prime plus 2% (7.0% at April 30, 2014 - with a floor of 7%) due August 2014, collateralized by a first or second position on all assets of the Company.	$908	$964

Bank line of credit, available LOC $2,500 interest at 6% due April 2015, collateralized by a first or second position on all assets of the Company.	699	413

Bank line of credit, available LOC $500 interest at 3.5% due June 2015, collateralized by real estate.	150	-
	$1,757	$1,377
Long-Term Debt
Note payable, interest at 6% due February 2016 collateralized by Aircraft Security Agreements.	$671	$1,008

Note payable, interest at 6% due April 2017 collateralized by Aircraft Security Agreements.	232	301

Note payable, interest at prime plus 3%, with a floor of 6.25% due September 2017 collateralized by Aircraft Security Agreements.	342	428

Note payable, interest at bank prime (3.36% at April 30, 2014) due August 2019, collateralized by real estate.	312	368

Note payable, interest at bank prime (3.36% at April 30, 2014) due March 2019, collateralized by real estate.	323	373

Note payable, interest at bank prime (2.65% at April 30, 2014) due March 2019, collateralized by real estate.	788	949

Note payable, interest at 6.25% at April 30, 2014, due June 14, 2015, collateralized by real estate.	320	333

Note payable, interest at prime plus 2%, paid off in January 2014.	-	202

Notes payable, interest Libor rate plus 9.715%, paid off in September 2013.	-	219

Obligation of BHCMC, LLC to its noncontrolling owner due October 2017 with interest at 12.0%.	1,900	2,312

Obligation of BHCMC, LLC to its noncontrolling owner due December 2016 with interest at 15.0%.	4,634	5,949

Obligations of BHCMC, LLC due August 2014 and May 2015 with interest rates between 3.5% and 8.%.	1,126	2,127

Other notes payable, due April 2016 with interest at 5.8%.	80	137

	10,728	14,706
Less: Current maturities	3,908	4,551
	$6,820	$10,155

Maturities of long-term debt are as follows:

Year Ending April 30	Amount
2015	$3,908
2016	3,461
2017	2,424
2018	665
2019	270
Thereafter	-
$10,728

Financial and Other Covenants
We are in compliance with our covenants at April 30, 2014.

3.	INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2014 and 2013 are as follows (in thousands):

	April 30, 2014	April 30, 2013
Deferred tax liabilities:
Depreciation	$(352)	$(550)

Deferred tax assets:
Accounts receivable allowance	28	18
Inventory and other allowances	1,548	1,734
Vacation accruals	111	101
Total gross deferred tax assets	1,687	1,853
Less valuation allowance	-	-
Net deferred tax assets	$1,335	$1,303

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	April 30, 2014	April 30, 2013
Statutory federal income tax rate (benefit) expense, net of noncontrolling interest	34.0%	(34.0)%
State income tax net of federal benefits	0.0%	0.0%
Permanent tax	26.9%	3.7%
Other	(38.0)%	(54.3)%
	22.9%	(84.6)%

Income tax expense:
Deferred income tax (benefit)	$(33)	$(136)
Current income tax (benefit)	66	(680)
Total income tax expense (benefit)	$33	$(816)

Current income tax expense (benefit) of $66 and $(680) are comprised of $66 and $(650) in federal income tax and $0 and $(30) in state income tax for the years ended April 30, 2014 and 2013, respectively.

The Company has accrued (refundable) income taxes due to federal and state taxing authorities of approximately $0 and $(1,395) for the years ended April 30, 2014 and 2013, respectively.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its financial condition, results of operations or cashflow. Therefore, no reserve for uncertain income tax position, interest or penalties, have been recorded.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. Federal tax examinations for tax years beginning on May 1, 2010 and prior. There are no current tax examinations.

4.	STOCKHOLDERS' EQUITY:

Common Stock Transactions

During the year ended April 30, 2014, we issued 1,873,919 shares valued at $244 as the match to the Company 401(k) plan.

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

We used the Black-Scholes model to value the options and used assumptions of ultimately how many option shares would vest based on our experience. The value of the option shares is $684 and has been expensed over the vesting term using active employment to determine monthly expense. For the fiscal year ended April 30, 2014 and April 30, 2013 we expensed $22 and $110, respectively. The fair value of the option shares used the following weighted average assumptions: Strike Price $1.36; Stock Price $0.49; Volatility 125%; Term 3.1 years; Dividend yield 0% and Interest Rate 1.01%.

A summary of stock options and warrants is as follows:

	2014	2013	2012
Options exercisable at April 30	0	0	0
Weighted average fair value per share options granted per year	$0.49	$0.49	$0.49

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise and Outstanding Price
$0.49	0	1.1 years	$0.49

	Options	Average Price

Outstanding beginning 04/30/2011	7,262,064	$0.49
Expired	-	-
Expired	-	-
Exercised	-	-
Outstanding ending 04/30/2012	7,262,064	$0.49
		-
Outstanding beginning 04/30/2012	7,262,064	$-
Granted	-	-
Expired	-	0.49
Exercised	-	-
Outstanding ending 04/30/2013	7,262,064	$0.49

Outstanding beginning 04/30/2013	7,262,064	0.49
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding ending 04/30/2014	7,262,064	0.49

6.	COMMITMENTS:

Lease and Rent Commitments (in thousands).

We lease and rent space with initial terms of three (3) years, (5) years, ten (10) years, and twenty five (25) years. Total rental expense incurred for the years ended April 30, 2014, 2013, and 2012, was $4,983, $5,012 and $4,981 respectively.

Minimum lease and rent agreement commitments under noncancellable operating leases and rental agreements for the next five (5) years are as follows:

Year Ending April 30	Amount
2015	$5,026
2016	4,995
2017	4,971
2018	4,978
2019	4,929
$24,899

7.	CONTINGENCIES:

In the ordinary course of business, the Company is at times subject to various legal proceedings and claims.  BHCMC, LLC and BHC Development LC filed a lawsuit in the United States District Court on June 21, 2012 against Bally Gaming Inc. doing business as Bally Technologies for negligent misrepresentation, among other claims related to the performance of computer software systems. On March 7, 2014 a jury verdict in favor of BHCMC, LLC and BHC Development against Bally was entered for $1,424.  The jury rejected the Bally alleged counter claim of $441 and awarded no damages to Bally.  Bally has filed an appeal to the United States Court of Appeals for the Tenth Circuit. Butler National Corporation does not believe any such matters that are currently pending will have a material effect on its results of operation or financial position.

8.    RELATED-PARTY TRANSACTIONS:

In the normal course of business we purchased business system components of $50,  $47, and $112 from ISG, the employer of Bradley Hoffman, a director of Butler National Corporation during fiscal 2014, 2013and 2012 respectively.

We paid consulting fees of $135, $135, and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2014, 2013, and 2012, respectively.

Included in accrued liabilities are $119 and $33 as of April 30, 2014, and 2013 respectively for amounts owed to our CEO for accrued compensation.

Included in accounts receivable at April 30, 2014 and 2013 is $780 owed to us by the noncontrolling company of BHCMC, LLC for costs incurred on their behalf.

In fiscal 2013, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, Vice President and Chief Financial Officer, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $204, $256 and $171, respectively, for fiscal 2014, $209, $264, and $173, respectively, for fiscal 2013, and $199, $270, and $165 respectively, for fiscal 2012.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

9.	401(k) SAVINGS PLAN

We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however there are only two entry dates per calendar year. The Plan may match subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6% of the employee's salary. Employees are 100 percent vested in the employer's contributions immediately. Our matching contribution, as approved by the Board of Directors was paid in common stock of the Company.  The contribution amount was valued at the market price of the stock contributed in 2014, 2013, and 2012 was approximately $244, $281, and $278 respectively

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

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state owned casino" and to The Stables, an "Indian owned casino".

Year ended April 30, 2014	Professional Services	Aerospace Products	Consolidated
Total revenues	$31,022	$16,249	$47,271
Depreciation and amortization	1,676	1,819	3,495
Operating income (loss)	1,819	102	1,921
Capital expenditures, net	148	142	290
Interest expense	-	-	(1,417)
Other income (expense)	-	-	43
Income (loss) before taxes	-	-	547
Income tax expense (benefit)	-	-	33
Net income (loss) attributable to Butler National Corporation	-	-	112
Identifiable assets, net	22,091	19,587	41,678

Year ended April 30, 2013	Professional Services	Aerospace Products	Consolidated
Total revenues	$35,525	$13,627	$49,152
Depreciation and amortization	1,285	1,991	3,276
Operating income (loss)	2,987	(1,484)	1,503
Capital expenditures, net	7,180	979	8,159
Interest expense	-	-	(1,521)
Other income (expense)	-	-	11
Income (loss) before taxes	-	-	(7)
Income tax expense (benefit)	-	-	(816)
Net income (loss) attributable to Butler National Corporation	-	-	(148)
Identifiable assets, net	23,880	19,980	43,860

Year ended April 30, 2012	Professional Services	Aerospace Products	Consolidated
Total revenues	$35,531	$17,188	$52,719
Depreciation and amortization	364	1,835	2,199
Operating income (loss)	2,928	2,558	5,486
Capital expenditures, net	2,211	1,323	3,534
Interest expense	-	-	(736)
Other income (expense)	-	-	(11)
Income (loss) before taxes	-	-	4,739
Income tax expense (benefit)	-	-	823
Net income (loss) attributable to Butler National Corporation	-	-	1,900
Identifiable assets, net	19,535	21,027	40,562

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	2014	2013	2012
Modifications	N/A *	N/A *	N/A *
Avionics	N/A *	N/A *	N/A *
Management services	N/A *	N/A *	N/A *
Environmental services	N/A *	N/A *	N/A *
*Revenue represented less than 10% of consolidated revenue.

In fiscal 2014 the Company derived 17.8% of total sales from five customers. The top customer provided 6.1% of total sales while the next top four customers ranged from 1.2% to 5.5%.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Line of credit	$-	$1,757	$-	$1,757
Long term debt	-	10,728	-	10,728
	$-	$12,485	$-	$12,485

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2013:

	Level 1	Level 2	Level 3	Fair Value
Line of credit	$-	$1,377	$-	$1,377
Long term debt	-	14,706	-	14,706
	$-	$16,083	$-	$16,083

12.	SUBSEQUENT EVENTS

The Company evaluated its April 30, 2014 financial statements for subsequent events through July 29, 2014, the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

13.	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected unaudited financial information for each quarter of fiscal 2014, 2013, and 2012 (in thousands, except per share amounts).

2014	First	Second	Third	Fourth	Total
Revenues	$10,996	$10,799	$10,844	$14,632	$47,271
Operating income (loss)	143	(198)	18	1,958	1,921
Non-operating income (expense)	(352)	(360)	(346)	(316)	(1,374)
Net income (loss) attributable to Butler National Corporation	(289)	(345)	(219)	965	112
Basic earnings (loss) per share*	.00	(.01)	.00	.02	.00
Diluted earnings (loss) per share*	.00	(.01)	(.01)	.02	.00
*Rounded to nearest hundredth

2013	First	Second	Third	Fourth	Total
Revenues	$13,023	$13,152	$10,651	$12,326	$49,152
Operating income (loss)	1,285	700	(520)	38	1,503
Non-operating income (expense)	(337)	(331)	(417)	(425)	(1,510)
Net income (loss) attributable to Butler National Corporation	268	114	(755)	225	(148)
Basic earnings (loss) per share*	.00	.00	(.01)	.00	.00
Diluted earnings (loss) per share*	.00	.00	(.01)	.00	.00
*Rounded to nearest hundredth

2012	First	Second	Third	Fourth	Total
Revenues	$11,747	$13,725	$13,309	$13,938	$52,719
Operating income (loss)	674	1,380	1,568	1,864	5,486
Non-operating income (expense)	(86)	(92)	(179)	(390)	(747)
Net income (loss) attributable to Butler National Corporation	108	459	568	765	1,900
Basic earnings (loss) per share*	.00	.01	.01	.01	.03
Diluted earnings (loss) per share*	.00	.01	.01	.01	.03
*Rounded to nearest hundredth

The individual quarter and fiscal year earnings per share are presented as shown in our quarterly and annual filings with the Securities and Exchange Commission. These numbers are rounded up to the nearest tenth.