Form 10-Q
period 2014-07-31
BUTLER NATIONAL CORP
filed 2014-09-15
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________

FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 5, 2014 was 61,493,092 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 31, 2014 and April 30, 2014
(in thousands except per share data)
 (unaudited)
	July 31, 2014	April 30, 2014
ASSETS
CURRENT ASSETS:
Cash	$5,581	$6,261
Accounts receivable	2,966	3,109
Inventories
Raw materials	5,308	5,102
Work in process	1,767	1,090
Finished goods	142	144
Total inventory	7,217	6,336
Prepaid expenses and other current assets	880	825
Total current assets	16,644	16,531

PROPERTY, PLANT AND EQUIPMENT:
Land and building	4,044	4,044
Aircraft	6,723	6,723
Machinery and equipment	3,549	3,535
Office furniture and fixtures	6,577	6,447
Leasehold improvements	4,081	4,060
	24,974	24,809
Accumulated depreciation	(12,871)	(12,140)
Total property, plant and equipment	12,103	12,669

SUPPLEMENTAL TYPE CERTIFICATES (net of amortization of $2,849 at July 31, 2014 and $2,841 at April 30, 2014)	3,943	3,744

OTHER ASSETS:
Deferred tax asset	1,335	1,335
Other assets (net of accumulated amortization of $2,849 at July 31, 2014 and $2,520 at April 30, 2014)	7,515	7,399
Total other assets	8,850	8,734
Total assets	$41,540	$41,678

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$1,548	$1,757
Current maturities of long-term debts	3,670	3,908
Accounts payable	1,362	1,375
Customer deposits	1,841	982
Gaming facility mandated payment	924	1,267
Compensation and compensated absences	1,053	1,122
Other current liabilities	311	93
Total current liabilities	10,709	10,504

LONG-TERM DEBT, NET OF CURRENT MATURITIES:	6,093	6,820
Total liabilities	16,802	17,324

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued and outstanding 61,493,092 shares at July 31, 2014 and 61,493,092 shares at April 30, 2014	614	614
Capital contributed in excess of par	13,282	13,282
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained earnings	8,386	8,134
Total stockholders' equity Butler National Corporation	21,550	21,298
Noncontrolling interest in BHCMC, LLC	3,188	3,056
Total stockholders' equity	24,738	24,354
Total liabilities and stockholders' equity	$41,540	$41,678
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2014 AND 2013
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED July 31,
	2014	2013
REVENUE:
Professional Services	$7,624	$8,326
Aerospace Products	4,767	2,671
Total revenue	12,391	10,997

COSTS AND EXPENSES:
Cost of Professional Services	4,561	4,778
Cost of Aerospace Products	3,498	2,510
Marketing and advertising	1,138	1,064
Employee benefits	462	568
Depreciation and amortization	861	885
General, administrative and other	1,065	1,049
Total costs and expenses	11,585	10,854

OPERATING INCOME	806	143

OTHER INCOME (EXPENSE):
Interest expense	(289)	(390)
Other income, net	3	38
Total other income (expense)	(286)	(352)

INCOME (LOSS) BEFORE INCOME TAXES	520	(209)

PROVISION FOR INCOME TAXES
Provision (benefit) for income taxes	136	(156)
NET INCOME (LOSS)	384	(53)
Net income attributable to noncontrolling interest in BHCMC, LLC	(132)	(236)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$252	$(289)

BASIC EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	61,493,092	59,019,173

DILUTED EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	61,493,092	59,019,173

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2014 AND 2013
(in thousands)
(unaudited)
	THREE MONTHS ENDED July 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$384	$(53)
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	1,068	1,100
Stock options issued to employees and directors	-	8
Gain and loss on disposal of other assets	-	(36)

Changes in assets and liabilities
Accounts receivable	143	(182)
Income tax receivable	-	(37)
Inventories	(881)	(306)
Prepaid expenses and other current assets	(143)	2
Accounts payable	(13)	41
Customer deposits	859	391
Accrued liabilities	(69)	9
Gaming facility mandated payment	(343)	(342)
Other liabilities	218	52
Cash flows from operating activities	1,223	647

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(372)	(106)
Cash flows from investing activities	(372)	(106)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of promissory notes, net	(209)	87
Repayments of promissory notes and long-term debt	(1,322)	(1,215)
Cash flows from financing activities	(1,531)	(1,128)

NET DECREASE IN CASH	(680)	(587)

CASH, beginning of period	6,261	5,148

CASH, end of period	$5,581	$4,561

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$290	$389
Income taxes paid	$-	$-

NON CASH OPERATING ACTIVITY
Non cash stock options issued to employees and directors	$-	$8
Intangible gaming equipment and notes	$357	$1,070

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2014. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2014 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2015.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income (Loss) Per Share: The Company follows ASC 260 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded. The number of potential common shares as of July 31, 2014 is 66,281,237.

3. Research and Development: We invested in research and development activities. The amount invested in the three months ended July 31, 2014 and 2013 was $405 and $557 respectively.

4. Debt: At July 31, 2014, the Company was utilizing three lines of credit totaling $4.0 million. The unused line at July 31, 2014 was $2.5 million. These funds were primarily used for the purchase of inventory and aircraft modification STC development costs for modifications and avionics.

Our $1,000 million line of credit has been extended to August 2015. Our $2,500 million line of credit matures April 2015. Our $500 million line of credit matures June 2015.  The lines of credit are collateralized by the first and second positions on all assets of the Company.

At July 31, 2014, there were several notes collateralized by aircraft security agreements totaling $1,117. These notes were used for the purchase and modifications of these collateralized aircraft and Kings Avionics, Inc.

There are three notes at a bank totaling $1,354 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is March 2019 and August 2019.

One note totaling $316 remains for real estate purchased in November 2007 and June 2009 in Dodge City, Kansas.

One note collateralized by automobiles and equipment totals an additional $71 and matures in June 2016.

BHCMC entered into an obligation with Konami Gaming Inc. effective August 1, 2012 in the amount of $1,733. The purchase of the gaming system was installed at Boot Hill Casino and has a current balance of $75.

The Kansas Lottery acquired additional gaming machines.  BHCMC, as manager under the management contract with the State of Kansas, was required to remit payment for the gaming equipment. The balance of this financed payable is $768.

BHCMC, LLC ("BHCMC") entered into an agreement dated May 1, 2011, and amended via an addendum dated January 1, 2012, with BHC Investment Company, L.C. ("BHCI") for a total obligation of $7,423.  BHCI provided funds to BHCMC for the purchase of certain intangible items and gaming items related to the Boot Hill Casino.  Commencing on January 1, 2012, BHCMC is obligated to make a minimum payment to BHCI of $177 per month until September 30, 2017.  The remaining balance on the obligation is $4,274.

On August 24, 2012 BHCMC and BHCI entered into a second agreement of $2,500 for tenant improvements related to expansion of the Boot Hill Casino.  Commencing on November 1, 2012. BHCMC is obligated to make a minimum payment to BHCI of approximately $55 per month until November 30, 2017.  The remaining obligation is $1,788.

We are not in default of any of our notes as of July 31, 2014.

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

6. Stock Options: At July 31, 2014 we had 7,262,064 outstanding stock options that were issued on December 31, 2010 all of which expire on December 31, 2015.

The exercise price for the incentive stock options is $0.49. The Board of Directors approved the issuance of incentive stock options on December 31, 2010 with the goals of increasing shareholder value, expanding the number of managers participating in the program, and increasing the percentage of compensation tied to share price performance.

The incentive stock options are allocated in three groups with two conditions for vesting. The first condition is stock price and the second condition is time. There are 2,420,688 options at $0.49 that may be exercised if and when the share price reaches $0.92, and 2,420,688 options at $0.49 that may be exercised if and when the share price reaches $1.41, and 2,420,688 options at $0.49 that may be exercised on or after December 31, 2013 if and when the share price reaches $1.90

7.  Contingencies:  In the ordinary course of business, the Company is at times subject to various legal proceedings and claims.  BHCMC, LLC and BHC Development LC ("BHCD") filed a lawsuit in the United States District Court on June 21, 2012 against Bally Gaming Inc. doing business as Bally Technologies for negligent misrepresentation, among other claims related to the performance of computer software systems. On March 7, 2014 a jury verdict in favor of BHCMC, LLC and BHC Development against Bally was entered for $1,424.  The jury rejected the Bally alleged counter claim of $441 and awarded no damages to Bally.  Bally has filed an appeal to the United States Court of Appeals for the Tenth Circuit. Butler National Corporation does not believe any such matters that are currently pending will have a material effect on its results of operation or financial position.

Butler National Corporation, its management, or subsidiaries have no ownership interest in BHCI or BHCD.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

Forward Looking Statements

Statements made in this report, filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q, and Item 1A. (Risk Factors) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2014 and reference to the Cautionary Statements filed by us as Exhibit 99 to the most recent Annual Report on Form 10-K, as well as the following factors:

·	the impact of general economic trends on the Company's business;
·	the deferral or termination of programs or contracts for convenience by customers;
·	market acceptance of the Company's Aerospace Products and or other planned products or product enhancements;
·	increased fuel and energy costs and the downward pressure on demand for our aircraft business;
·	the ability to gain and maintain regulatory approval of existing products and services and receive regulatory approval of new businesses and products;
·	the actions of regulatory, legislative, executive or judicial decisions of the federal, state or local level with regard to our business and the impact of any such actions;
·	failure to retain/recruit key personnel;
·	the availability of government funding;
·	any delays in receiving components from third party suppliers;
·	the competitive environment;
·	the bankruptcy or insolvency of one or more key customers;
·	new product offerings from competitors;
·	protection of intellectual property rights;
·	the ability to service the international market;
·	acts of terrorism and war and other uncontrollable events;
·	joint ventures and other arrangements;
·	low priced penny-stock regulations;
·	general governance features;
·	United States and other country defense spending cuts;
·	our estimated effective income tax rates; estimated tax benefits; and merits of our tax position potential future acquisitions;
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

·	our reputation and ability to do business may be impacted by the improper conduct of employees, vendors, agents or business partners;
·	changes in legislation or government regulations or policies can have a significant impact on our results of operations; and
·	other factors disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Cautionary Statements and Risk Factors, filed as Exhibit 99 and Item 1A. Risk Factors to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2014 are incorporated herein by reference. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Management Overview

Management is focused on increasing long-term shareholder value from increased cash generation, earnings growth, and prudently managing capital expenditures. We plan to do this by continuing to drive increased revenues from product and service innovations, strategic acquisitions, and targeted marketing programs.

Our revenues are primarily derived from two very different business segments; Aerospace Products and Professional Services. These segments operate through various Butler National subsidiaries and affiliates listed in the Company's fiscal year 2014 annual report on Form 10-K.

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

Results Overview

The three months ending July 31, 2014 revenue increased 13% to $12.4 million compared to $11 million in the three months ending July 31, 2013. In the three months ending July 31, 2014 the professional services revenue was $7.6 million compared to $8.3 million in the three months ending July 31, 2013, a decrease of 8%. In the three months ending July 31, 2014 the Aerospace Products revenue was $4.8 million compared to $2.7 million in the three months ending July 31, 2013, an increase of 78%.

The three months ending July 31, 2014 net income increased to a net income of $252 compared to a loss of $289 in the three months ending July 31, 2013.  We continue focusing on our margin expansion initiatives, including implementation of efficiencies in our operational processes and controlling general and administrative expenses. The three months ending July 31, 2014, operating income was $806, an increase of 464% from our operating income of $143 in the three months ending July 31, 2013.

RESULTS OF OPERATIONS

THREE MONTHS ENDING JULY 31, 2014 COMPARED TO THREE MONTHS ENDING JULY 31, 2013
(dollars in thousands)	Three Months Ended July 31, 2014	Percent of Total Revenue	Three Months Ended July 31, 2013	Percent of Total Revenue	Percent Change 2013-2014
Revenue:
Professional Services	$7,624	62%	$8,326	76%	(8)%
Aerospace Products	4,767	38%	2,671	24%	78%

Total revenue	12,391	100%	10,997	100%	13%

Costs and expenses:
Cost of Professional Services	4,561	37%	4,778	43%	(5)%
Cost of Aerospace Products	3,498	28%	2,510	23%	39%
Marketing and advertising	1,138	9%	1,064	10%	7%
Employee benefits	462	4%	568	5%	(19)%
Depreciation and amortization	861	7%	885	8%	(3)%
General, administrative and other	1,065	9%	1,049	10%	2%

Total costs and expenses	11,585	93%	10,854	99%	7%
Operating income	$806	7%	$143	1%	464%

Revenue:

Revenue increased 13% to $12.4 million in the three months ended July 31, 2014, compared to $11 million in the three months ended July 31, 2013. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) licensed architectural services to the business community through BCS Design ("BCS"). Revenue from Professional Services decreased 8% to $7.6 million in the three months ended July 31, 2014 from $8.3 million in the three months ended July 31, 2013.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 78% for the three months to $4.8 million at July 31, 2014 compared to $2.7 million at July 31, 2013. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 7% in the three months ended July 31, 2014 to $11.6 million compared to $10.9 million in the three months ended July 31, 2013. Costs and expenses were 93% of total revenue in the three months ended July 31, 2014, as compared to 99% of total revenue in the three months ended July 31, 2013. The increase in costs and expenses in the three months ended July 31, 2014 was primarily due to the increased spending on Aerospace Products due to the increase in segment revenue.

Marketing and advertising expenses as a percent of total revenue was 9% in the three months ended July 31, 2014, as compared to 10% in the three months ended July 31, 2013. These expenses increased 7% to $1,138 in the three months ended July 31, 2014, from $1,064 in the three months ended July 31, 2013. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the three months ended July 31, 2014, compared to 5% in the three months ended July 31, 2013. These expenses decreased 19% to $462 in the three months ended July 31, 2014, from $568 in the three months ended July 31, 2013. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 7% in the three months ended July 31, 2014, compared to 8% in the three months ended July 31, 2013. These expenses decreased 3% to $861 in the three months ended July 31, 2014, from $885 in the three months ended July 31, 2013. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the three months ended July 31, 2014 was $397 compared to $404 at July 31, 2013.

General, administrative and other expenses as a percent of total revenue was 9% in the three months ended July 31, 2014, compared to 10% in the three months ended July 31, 2013. These expenses increased 2% to $1,065 in the three months ended July 31, 2014, from $1,049 in the three months ended July 31, 2013. These costs have decreased as a percentage of revenue due to our reduction plan to align overall expenses with the current level of revenue.

Other income (expense):

Interest expense and other income were $286 in the three months ended July 31, 2014, compared with interest expense and other income of $352 in the three months ended July 31, 2013.  The decrease in interest expense is due directly to the reduction in debt.  Interest of $231 was related to obligations of BHCMC, LLC.

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

The following table presents a summary of our operating segment information for the three months ended July 31, 2014 and July 31, 2013:
(dollars in thousands)	Three Months Ended July 31, 2014	Percent of Revenue	Three Months Ended July 31, 2013	Percent of Revenue	Percent Change 2013-2014
Professional Services
Revenue
Boot Hill Casino	$7,426	97%	$8,015	96%	(7)%
Management/Professional Services	198	3%	311	4%	(36)%
Revenue	7,624	100%	8,326	100%	(8)%

Costs of Professional Services	4,561	60%	4,778	57%	(5)%
Expenses	2,620	34%	2,756	33%	(5)%
Total costs and expenses	7,181	94%	7,534	90%	(5)%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$443	6%	$792	10%	(44)%

(dollars in thousands)	Three Months Ended July 31, 2014	Percent of Revenue	Three Months Ended July 31, 2013	Percent of Revenue	Percent Change 2013-2014
Aerospace Products
Revenue	$4,767	100%	$2,671	100%	78%

Costs of Aerospace Products	3,498	73%	2,510	94%	39%
Expenses	906	19%	810	30%	12%
Total costs and expenses	4,404	92%	3,320	124%	33%

Aerospace Products operating income (loss)	$363	8%	$(649)	(24)%	(156)%

Professional Services
•	Revenue from Professional Services decreased 8% to $7.6 million for the three months ended July 31, 2014, compared to $8.3 million for the three months ended July 31, 2013. The decrease in Professional Services revenue was driven by decreased revenue in gaming activities of $589 and other management and Professional Services of $113.

In the three months ended July 31, 2014 Boot Hill Casino received gross receipts for the State of Kansas of $10.0 million compared to $8.7 million for the three months ended July 31, 2013. Mandated fees, taxes and distributions reduced gross receipts by $3.4 million resulting in gaming revenue of $6.6 million for the three months ended July 31, 2014, compared to a reduction to gross receipts of $7.3 million for the three months ended July 31, 2013, a decrease of 8%.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill casino decreased 36% to $198 in the three months ended July 31, 2014. The decrease is due to a decrease in architectural services.

·
Costs of Professional Services decreased 5% in the three months ended July 31, 2014 to $4.6 million compared to $4.8 million in the three months ended July 31, 2013. Costs were 60% of segment total revenue in the three months ended July 31, 2014, as compared to 57% of segment total revenue in the three months ended July 31, 2013.  The decrease in direct costs were a result of reductions of electronic gaming machines.

·
Expenses decreased 5% in the three months ended July 31, 2014 to $2.6 million compared to $2.8 million in the three months ended July 31, 2013. Expenses were 34% of segment total revenue in the three months ended July 31, 2014, as compared to 33% of segment total revenue in the three months ended July 31, 2013.

Aerospace Products
•	Revenue increased 78% to $4.8 million in the three months ended July 31, 2014, compared to $2.7 million in the three months ended July 31, 2013. This increase is attributable to increased revenue of $2.4 million in the modification business. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs of Aerospace Products increased by 39% in the three months ended July 31, 2014 to $3.5 million compared to $2.5 million for the three months ended July 31, 2013. Costs were 73% of segment total revenue in the three months ended July 31, 2014, as compared to 94% of segment total revenue in the three months ended July 31, 2013.

•	Expenses increased 12% in the three months ended July 31, 2014 at $906 compared to $810 in the three months ended July 31, 2013. Expenses were 19% of segment total revenue in the three months ended July 31, 2014, as compared to 30% of segment total revenue in the three months ended July 31, 2013.

Employees

Other than persons employed by our gaming subsidiaries there were 83 full time and 2 part time employees on July 31, 2014, compared to 84 full time and 1 part time employees on July 31, 2013. As of September 5, 2014, staffing is 84 full time and 2 part time employees. Our staffing at Boot Hill Casino & Resort on July 31, 2014 was 190 full time and 46 part time employees. At September 5, 2014 there are 192 full time employees and 40 part time employees. None of the employees are subject to any collective bargaining agreements.

Liquidity and Capital Resources

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2015 and beyond.

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

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC required the completion of an addition to the Boot Hill Casino. The Phase II development of an adjacent hotel and community owned special events center was funded by BHI, is completed, and open to the public. The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. Phase II expansion of the unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine acquisitions, and casino earnings, with minimum exposure to Butler National Corporation. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). Boot Hill Casino now has approximately 690 gaming machines on the floor.

Analysis and Discussion of Cash Flow

During three months ended July 31, 2014 our cash position decreased by $680. Net income was $384. Cash flows from operating activities provided $1,223. Non-cash activities consisting of depreciation and amortization contributed $1,068. Customer deposits increased our cash position by $859 while inventories decreased our cash position by $881. Accounts receivable increased our cash position by $143. Prepaid expenses and other current assets decreased our cash by $143, while a decrease in accounts payable and accrued expenses decreased our cash by an additional $82.

Cash used in investing activities was $372. We invested $14 to purchase equipment, $207 towards STCs, and $151 to equipment purchases and leasehold improvements at Boot Hill Casino.

Cash used in financing activities was $1,531. We reduced our debt by $1,322 and decreased our line of credit by $209.

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

Revenue Recognition: Generally, we perform aircraft modifications under fixed-price contracts. Revenue from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor and material costs incurred compared to total estimated direct labor and material costs. Each quarter our management reviews the progress and performance of our significant contracts. Based on this analysis, any adjustment to sales, cost of sales and/or profit is recognized as necessary in the period they are earned. Changes in estimates of contract sales, cost of sales and profits are recognized using a cumulative catch-up, which is recognized in the current period of the cumulative effect of the change on current or prior periods. Revenue for off-the-shelf items and aircraft sales is recognized on the date of sale.

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

Item 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting Company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, and are not required to provide the information required under this item.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2014.

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

As of September 5, 2014, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K or to the Cautionary Statements filed by us as Exhibit 99 to the Form 10-K for the fiscal year ended April 30, 2014.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.	MINE SAFETY DISCLOSURES.
None.

Item 5.	OTHER INFORMATION.
None.

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

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2014.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2014 and April 30, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

September 15, 2014	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

September 15, 2014	/s/ Craig D. Stewart
Date	Craig D. Stewart
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit A of this Form 10Q filed on March 12, 2013.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2014.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2014 and April 30, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.