Form 10-Q
period 2014-10-31
BUTLER NATIONAL CORP
filed 2014-12-15
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________

FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 5, 2014 was 61,493,092 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of October 31, 2014 and April 30, 2014
(in thousands except per share data)
(unaudited)
	October 31, 2014	April 30, 2014
ASSETS
CURRENT ASSETS:
Cash	$5,097	$6,261
Accounts receivable	2,500	3,109
Inventories
Raw materials	5,389	5,102
Work in process	1,823	1,090
Finished goods	144	144
Total inventory	7,356	6,336
Prepaid expenses and other current assets	933	825
Total current assets	15,886	16,531

PROPERTY, PLANT AND EQUIPMENT:
Land and building	4,071	4,044
Aircraft	6,723	6,723
Machinery and equipment	3,576	3,535
Office furniture and fixtures	6,636	6,447
Leasehold improvements	4,081	4,060
	25,087	24,809
Accumulated depreciation	(13,433)	(12,140)
Total property, plant and equipment	11,654	12,669

SUPPLEMENTAL TYPE CERTIFICATES (net of amortization of $2,868 at October 31, 2014 and $2,841 at April 30, 2014)	4,286	3,744

OTHER ASSETS:
Deferred tax asset	1,335	1,335
Other assets (net of accumulated amortization of $3,179 at October 31, 2014 and $2,520 at April 30, 2014)	7,212	7,399
Total other assets	8,547	8,734
Total assets	$40,373	$41,678

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$1,547	$1,757
Current maturities of long-term debts	3,473	3,908
Accounts payable	1,208	1,375
Customer deposits	1,583	982
Gaming facility mandated payment	1,244	1,267
Compensation and compensated absences	911	1,122
Other current liabilities	374	93
Total current liabilities	10,340	10,504

LONG-TERM DEBT, NET OF CURRENT MATURITIES:	5,228	6,820
Total liabilities	15,568	17,324

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued and outstanding 61,493,092 shares at October 31, 2014 and 61,493,092 shares at April 30, 2014	614	614
Capital contributed in excess of par	13,282	13,282
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained earnings	8,415	8,134
Total stockholders' equity Butler National Corporation	21,579	21,298
Noncontrolling interest in BHCMC, LLC	3,226	3,056
Total stockholders' equity	24,805	24,354
Total liabilities and stockholders' equity	$40,373	$41,678
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED October 31,
	2014	2013
REVENUE:
Professional Services	$7,453	$7,510
Aerospace Products	4,299	3,289
Total revenue	11,752	10,799

COSTS AND EXPENSES:
Cost of Professional Services	4,611	4,791
Cost of Aerospace Products	3,175	2,433
Marketing and advertising	1,162	1,253
Employee benefits	403	513
Depreciation and amortization	691	875
General, administrative and other	1,343	1,132
Total costs and expenses	11,385	10,997

OPERATING INCOME (LOSS)	367	(198)

OTHER INCOME (EXPENSE):
Interest expense	(303)	(362)
Other income, net	3	2
Total other income (expense)	(300)	(360)

INCOME (LOSS) BEFORE INCOME TAXES	67	(558)

PROVISION FOR INCOME TAXES
Provision (benefit) for income taxes	-	(102)
NET INCOME (LOSS)	67	(456)
Net income attributable to noncontrolling interest in BHCMC, LLC	(38)	111
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$29	$(345)

BASIC EARNINGS PER COMMON SHARE	$0.00	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	60,893,092	59,019,173

DILUTED EARNINGS PER COMMON SHARE	$0.00	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	60,893,092	59,019,173

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 AND 2013
(in thousands, except per share data)
(unaudited)

	SIX MONTHS ENDED October 31,
	2014	2013
REVENUE:
Professional Services	$15,077	$15,836
Aerospace Products	9,066	5,959
Total revenue	24,143	21,795

COSTS AND EXPENSES:
Cost of Professional Services	9,171	9,569
Cost of Aerospace Products	6,674	4,944
Marketing and advertising	2,300	2,317
Employee benefits	865	1,080
Depreciation and amortization	1,552	1,760
General, administrative and other	2,408	2,180
Total costs and expenses	22,970	21,850

OPERATING INCOME (LOSS)	1,173	(55)

OTHER INCOME (EXPENSE):
Interest expense	(592)	(752)
Other income, net	7	40
Total other income (expense)	(585)	(712)

INCOME (LOSS) BEFORE INCOME TAXES	588	(767)

PROVISION (BENEFIT) FOR INCOME TAXES	136	(257)

NET INCOME (LOSS)	452	(510)
Net income attributable to noncontrolling interest in BHCMC, LLC	(170)	(124)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$282	$(634)

BASIC EARNINGS PER COMMON SHARE	$0.00	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	60,893,092	59,019,173

DILUTED EARNINGS PER COMMON SHARE	$0.00	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	60,893,092	59,019,173

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 AND 2013
(in thousands)
(unaudited)
	SIX MONTHS ENDED October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$452	$(510)
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	1,979	2,175
Stock options issued to employees and directors	-	17
Gain and loss on disposal of other assets	-	(36)

Changes in assets and liabilities
Accounts receivable	609	580
Income tax receivable	-	119
Inventories	(1,020)	(968)
Prepaid expenses and other current assets	(223)	50
Accounts payable	(168)	308
Customer deposits	601	127
Accrued liabilities	(211)	(166)
Gaming facility mandated payment	(23)	(112)
Other liabilities	281	99
Deferred tax asset	-	(257)
Cash flows from operating activities	2,277	1,426

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(847)	(166)
Cash flows from investing activities	(847)	(166)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of promissory notes, net	(210)	363
Repayment of long-term debt	(2,384)	(2,599)
Cash flows from financing activities	(2,594)	(2,236)

NET DECREASE IN CASH	(1,164)	(976)

CASH, beginning of period	6,261	5,148

CASH, end of period	$5,097	$4,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$593	$754
Income taxes paid	$-	$-

NON CASH OPERATING ACTIVITY
Non cash stock options issued to employees and directors	$-	$17
Intangible gaming equipment and notes	$357	$1,070

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2014. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2014 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2015.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income (Loss) Per Share: The Company follows ASC 260 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded. The number of potential common shares as of October 31, 2014 is 66,281,237.

3. Research and Development: We invested in research and development activities. The amount invested in the six months ended October 31, 2014 and 2013 was $759 and $1,043 respectively.

4. Debt: At October 31, 2014, the Company was utilizing three lines of credit totaling $4.0 million. The unused line at October 31, 2014 was $2.5 million. These funds were primarily used for the purchase of inventory and aircraft modification STC development costs for modifications and avionics.

Our $1.0 million line of credit has been extended to August 2015. Our $2.5 million line of credit matures April 2015. Our $0.5 million line of credit matures June 2015.  The lines of credit are collateralized by the first and second positions on all assets of the Company.

At October 31, 2014, there were several notes collateralized by aircraft security agreements totaling $987. These notes were used for the purchase and modifications of these collateralized aircraft and Butler Avionics, Inc.

There are three notes at a bank totaling $1,284 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is March 2019 and August 2019.

One note totaling $313 remains for real estate purchased in Dodge City, Kansas.

One note collateralized by automobiles and equipment totals an additional $62 and matures in June 2016.

The Kansas Lottery acquired additional gaming machines.  BHCMC, as manager under the management contract with the State of Kansas, was required to remit payment for the gaming equipment. The balance of this financed payable is $481.

BHCMC, LLC ("BHCMC") entered into an agreement dated May 1, 2011, and amended via an addendum dated January 1, 2012, with BHC Investment Company, L.C. ("BHCI") for a total obligation of $7,423.  BHCI provided funds to BHCMC for the purchase of certain intangible items and gaming items related to the Boot Hill Casino.  Commencing on January 1, 2012, BHCMC is obligated to make a minimum payment to BHCI of $177 per month until September 30, 2017.  The remaining balance on the obligation is $3,900.

On August 24, 2012 BHCMC and BHCI entered into a second agreement of $2,500 for tenant improvements related to expansion of the Boot Hill Casino.  Commencing on November 1, 2012. BHCMC is obligated to make a minimum payment to BHCI of approximately $55 per month until November 30, 2017.  The remaining obligation is $1,674.

We are not in default of any of our notes as of October 31, 2014.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2015 and beyond.

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

6. Stock Options: At October 31, 2014 we had 7,262,064 outstanding stock options that were issued on December 31, 2010 all of which expire on December 31, 2015.

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

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

Forward Looking Statements

Statements made in this report, filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q, and Item 1A. (Risk Factors) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2014 and reference to the Cautionary Statements filed by us as Exhibit 99 to the most recent Annual Report on Form 10-K, as well as the following factors:

·	the impact of general economic trends on the Company's business;
·	the deferral or termination of programs or contracts for convenience by customers;
·	market acceptance of the Company's Aerospace Products and or other planned products or product enhancements;
·	increased fuel and energy costs and the downward pressure on demand for our aircraft business;
·	the ability to gain and maintain regulatory approval of existing products and services and receive regulatory approval of new businesses and products;
·	the actions of regulatory, legislative, executive or judicial decisions of the federal, state or local level with regard to our business and the impact of any such actions;
·	failure to retain/recruit key personnel;
·	the availability of government funding;
·	any delays in receiving components from third party suppliers;
·	the competitive environment;
·	the bankruptcy or insolvency of one or more key customers;
·	new product offerings from competitors;
·	protection of intellectual property rights;
·	the ability to service the international market;
·	acts of terrorism and war and other uncontrollable events;
·	joint ventures and other arrangements;
·	low priced penny-stock regulations;
·	general governance features;
·	United States and other country defense spending cuts;
·	our estimated effective income tax rates; estimated tax benefits; and merits of our tax position;
·	potential future acquisitions;
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

Aerospace Products

Aerospace Products derives its revenue by designing system integration, engineering, manufacturing, installing, servicing, and repairing products for classic and current production aircraft. These products include JET autopilot service and repairs, Avcon provisions and system integration for special mission equipment installations, Butler Avionics equipment sales and installation, and Butler National electronic controls and safety equipment manufacture and sales. Aerospace customers range in size from owners and operators of small single engine airplanes to owners and operators of large commercial and military aircraft. Aerospace Products are sold to and serviced for customers located in many countries of the world.

Aerospace is the legacy part of the Butler National business. Organized over 50 years ago, this business is based upon design engineering and installation innovations to enhance and support products related to airplanes and ground support equipment. These new products included: in the 1960's, aircraft electronic load sharing and system switching equipment, a number of airplane electronic navigation instruments, radios and transponders; in the 1970's, ground based VOR navigation equipment sold worldwide and GPS equipment as we know it today in civilian use; in the 1980's, special mission modifications to business jets for aerial surveillance and conversion of passenger configurations to cargo; in the 1990's, classic aviation support of aging airplanes with enhanced protection of electrical systems through transient suppression devices (TSD), control electronics for military weapon systems and improved aerodynamic control products (Avcon Fins) allowing stability at higher gross weights for additional special mission applications; in the 2000's, improved accuracy of the airspeed and altimeter systems to allow less vertical separation between flying airplanes (RVSM) and acquisition of the JET autopilot product line to support and replace aged electronic equipment in the classic fleet of Learjet airplanes; and in the 2010's, the acquisition of Butler Avionics to provide additional classic airplane support by retrofit of avionics from the past 40 years to modern state of the art equipment for sale worldwide using FAA supplemental type certification to make the installations (STC) acceptable to foreign governments for installation abroad.

Aerospace continues to be a focus for new product design and development.  Our recent approval is noise suppression for Learjet 20 series aircraft. We expect this segment will continue to grow in the future. To address the three to five year business cycles related to the Aerospace industry, in the 1990's, we began providing Professional Services to markets outside the Aerospace industry.

Professional Services

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design ("BCS").

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

Results Overview

The six months ending October 31, 2014 revenue increased 11% to $24.1 million compared to $21.8 million in the six months ending October 31, 2013. In the six months ending October 31, 2014 the professional services revenue was $15.1 million compared to $15.8 million in the six months ending October 31, 2013, a decrease of 5%. In the six months ending October 31, 2014 the Aerospace Products revenue was $9.1 million compared to $6.0 million in the six months ending October 31, 2013, an increase of 52%.

The six months ending October 31, 2014 net income increased to a net income of $282 compared to a loss of $634 in the six months ending October 31, 2013.  We continue focusing on our margin expansion initiatives, including implementation of efficiencies in our operational processes and controlling general and administrative expenses. The six months ending October 31, 2014, operating income increased to $1,173, from an operating loss of $55 in the six months ending October 31, 2013.

RESULTS OF OPERATIONS

SIX MONTHS ENDING OCTOBER 31, 2014 COMPARED TO SIX MONTHS ENDING OCTOBER 31, 2013
(dollars in thousands)	Six Months Ended Oct. 31, 2014	Percent of Total Revenue	Six Months Ended Oct. 31, 2013	Percent of Total Revenue	Percent Change 2013-2014
Revenue:
Professional Services	$15,077	62%	$15,836	73%	(5)%
Aerospace Products	9,066	38%	5,959	27%	52%

Total revenue	24,143	100%	21,795	100%	11%

Costs and expenses:
Cost of Professional Services	9,171	38%	9,569	44%	(4)%
Cost of Aerospace Products	6,674	28%	4,944	23%	35%
Marketing and advertising	2,300	9%	2,317	10%	(1)%
Employee benefits	865	4%	1,080	5%	(20)%
Depreciation and amortization	1,552	6%	1,760	8%	(12)%
General, administrative and other	2,408	10%	2,180	10%	10%

Total costs and expenses	22,970	95%	21,850	100%	5%
Operating income (loss)	$1,173	5%	$(55)	0%	2,233%

Revenue:

Revenue increased 11% to $24.1 million in the six months ended October 31, 2014, compared to $21.8 million in the six months ended October 31, 2013. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design ("BCS"). Revenue from Professional Services decreased 5% to $15.1 million in the six months ended October 31, 2014 from $15.8 million in the six months ended October 31, 2013.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 52% for the six months to $9.1 million at October 31, 2014 compared to $6.0 million at October 31, 2013. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 5% in the six months ended October 31, 2014 to $23.0 million compared to $21.9 million in the six months ended October 31, 2013. Costs and expenses were 95% of total revenue in the six months ended October 31, 2014, as compared to 100% of total revenue in the six months ended October 31, 2013. The increase in costs and expenses in the six months ended October 31, 2014 was primarily due to the increased spending on Aerospace Products due to the increase in segment revenue.

Marketing and advertising expenses as a percent of total revenue was 9% in the six months ended October 31, 2014, as compared to 10% in the six months ended October 31, 2013. These expenses decreased 1% to $2.3 million in the six months ended October 31, 2014, from $2.3 million in the six months ended October 31, 2013. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the six months ended October 31, 2014, compared to 5% in the six months ended October 31, 2013. These expenses decreased 20% to $865 in the six months ended October 31, 2014, from $1,080 in the six months ended October 31, 2013. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 6% in the six months ended October 31, 2014, compared to 8% in the six months ended October 31, 2013. These expenses decreased 12% to $1.6 million in the six months ended October 31, 2014, from $1.8 million in the six months ended October 31, 2013. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the six months ended October 31, 2014 was $800 compared to $812 at October 31, 2013.

General, administrative and other expenses as a percent of total revenue was 10% in the six months ended October 31, 2014, compared to 10% in the six months ended October 31, 2013. These expenses increased 10% to $2.4 million in the six months ended October 31, 2014, from $2.2 million in the six months ended October 31, 2013. These costs as a percentage of revenue have remained constant.

Other income (expense):

Interest expense and other income were $585 in the six months ended October 31, 2014, compared with interest expense and other income of $712 in the six months ended October 31, 2013.  The decrease in interest expense is due directly to the reduction in debt.  Interest of $475 was related to obligations of BHCMC, LLC.

Operations by Segment

We have two operating segments, Professional Services and Aerospace Products. The Professional Services segment includes revenue contributions and expenditures associated with casino management services and professional architectural, engineering and management support services. Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft.

The following table presents a summary of our operating segment information for the six months ended October 31, 2014 and October 31, 2013:
(dollars in thousands)	Six Months Ended Oct. 31, 2014	Percent of Revenue	Six Months Ended Oct. 31, 2013	Percent of Revenue	Percent Change 2013-2014
Professional Services
Revenue
Boot Hill Casino	$14,685	97%	$15,330	97%	(4)%
Management/Professional Services	392	3%	506	3%	(23)%
Revenue	15,077	100%	15,836	100%	(5)%

Costs of Professional Services	9,171	61%	9,569	60%	(4)%
Expenses	5,065	33%	5,506	35%	(8)%
Total costs and expenses	14,236	94%	15,075	95%	(6)%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$841	6%	$761	5%	11%

(dollars in thousands)	Six Months Ended Oct. 31, 2014	Percent of Revenue	Six Months Ended Oct. 31, 2013	Percent of Revenue		Percent Change 2013-2014
Aerospace Products
Revenue	$9,066	100%	$5,959	100%		52%

Costs of Aerospace Products	6,674	73%	4,944	83%		35%
Expenses	2,060	23%	1,831	31%		13%
Total costs and expenses	8,734	96%	6,775	114%		29%

Aerospace Products operating income (loss)	$332	4%	$(816)	(14	) %	141%

Professional Services
•	Revenue from Professional Services decreased 5% to $15.1 million for the six months ended October 31, 2014, compared to $15.8 million for the six months ended October 31, 2013. The decrease in Professional Services revenue was driven by decreased revenue in gaming activities of $645 and other management and professional services of $114.

In the six months ended October 31, 2014 Boot Hill Casino received gross receipts for the State of Kansas of $19.7 million compared to $20.5 million for the six months ended October 31, 2013. Mandated fees, taxes and distributions reduced gross receipts by $6.6 million resulting in gaming revenue of $13.1 million for the six months ended October 31, 2014, compared to a reduction to gross receipts of $6.7 million resulting in gaming revenue of $13.8 million for the six months ended October 31, 2013, a decrease of 5%.  Non-gaming revenue at Boot Hill Casino remained constant at $1.5 million for the six months ended October 31, 2014 and 2013.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill casino decreased 23% to $392 in the six months ended October 31, 2014.

·
Costs of Professional Services decreased 4% in the six months ended October 31, 2014 to $9.2 million compared to $9.6 million in the six months ended October 31, 2013. Costs were 61% of segment total revenue in the six months ended October 31, 2014, as compared to 60% of segment total revenue in the six months ended October 31, 2013.  The decrease in direct costs were a result of reductions of electronic gaming machines.

·
Expenses decreased 8% in the six months ended October 31, 2014 to $5.1 million compared to $5.5 million in the six months ended October 31, 2013. Expenses were 33% of segment total revenue in the six months ended October 31, 2014, as compared to 35% of segment total revenue in the six months ended October 31, 2013.

Aerospace Products
•	Revenue increased 52% to $9.1 million in the six months ended October 31, 2014, compared to $6.0 million in the six months ended October 31, 2013. This increase is attributable to increased revenue of $3.4 million in the modification business. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs of Aerospace Products increased by 35% in the six months ended October 31, 2014 to $6.7 million compared to $4.9 million for the six months ended October 31, 2013. Costs were 73% of segment total revenue in the six months ended October 31, 2014, as compared to 83% of segment total revenue in the six months ended October 31, 2013.

•	Expenses increased 13% in the six months ended October 31, 2014 at $2.1 million compared to $1.8 million in the six months ended October 31, 2013. Expenses were 23% of segment total revenue in the six months ended October 31, 2014, as compared to 31% of segment total revenue in the six months ended October 31, 2013.

Employees

Other than persons employed by our gaming subsidiaries there were 84 full time and 3 part time employees on October 31, 2014, compared to 82 full time and 2 part time employees on October 31, 2013. As of December 5, 2014, staffing is 86 full time and 3 part time employees. Our staffing at Boot Hill Casino & Resort on October 31, 2014 was 200 full time and 38 part time employees. At December 5, 2014 there are 201 full time employees and 42 part time employees. None of the employees are subject to any collective bargaining agreements.

SECOND QUARTER FISCAL 2015 COMPARED TO SECOND QUARTER FISCAL 2014
(dollars in thousands)	Three Months Ended Oct. 31, 2014	Percent of Total Revenue	Three Months Ended Oct. 31, 2013	Percent of Total Revenue		Percent Change 2013-2014
Revenue:
Professional Services	$7,453	63%	$7,510	70%		(1)%
Aerospace Products	4,299	37%	3,289	30%		31%

Total revenue	11,752	100%	10,799	100%		9%

Costs and expenses:
Cost of Professional Services	4,611	39%	4,791	44%		(4)%
Cost of Aerospace Products	3,175	27%	2,433	23%		30%
Marketing and advertising	1,162	10%	1,253	12%		(7)%
Employee benefits	403	3%	513	5%		(21)%
Depreciation and amortization	691	6%	875	8%		(21)%
General, administrative and other	1,343	12%	1,132	10%		19%

Total costs and expenses	11,385	97%	10,997	102%		4%
Operating income (loss)	$367	3%	$(198)	(2	) %	285%

Revenue:

Revenue increased 9% to $11.8 million in the three months ended October 31, 2014, compared to $10.8 million in the three months ended October 31, 2013. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design ("BCS"). Revenue from Professional Services decreased 1% to $7.5 million in the three months ended October 31, 2014 from $7.5 million in the three months ended October 31, 2013.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 31% for the three months to $4.3 million at October 31, 2014 compared to $3.3 million at October 31, 2013. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 4% in the three months ended October 31, 2014 to $11.4 million compared to $11.0 million in the three months ended October 31, 2013. Costs and expenses were 97% of total revenue in the three months ended October 31, 2014, as compared to 102% of total revenue in the three months ended October 31, 2013. The increase in costs and expenses in the three months ended October 31, 2014 was primarily due to the increased spending on Aerospace Products due to the increase in segment revenue.

Marketing and advertising expenses as a percent of total revenue was 10% in the three months ended October 31, 2014, as compared to 12% in the six months ended October 31, 2013. These expenses decreased 7% to $1,162 in the three months ended October 31, 2014, from $1,253 in the three months ended October 31, 2013. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 3% in the three months ended October 31, 2014, compared to 5% in the three months ended October 31, 2013. These expenses decreased 21% to $403 in the three months ended October 31, 2014, from $513 in the three months ended October 31, 2013. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 6% in the three months ended October 31, 2014, compared to 8% in the three months ended October 31, 2013. These expenses decreased 21% to $691 in the three months ended October 31, 2014, from $875 in the three months ended October 31, 2013. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the three months ended October 31, 2014 was $404 compared to $408 at October 31, 2013.

General, administrative and other expenses as a percent of total revenue was 12% in the three months ended October 31, 2014, compared to 10% in the three months ended October 31, 2013. These expenses increased 19% to $1.3 million in the three months ended October 31, 2014, from $1.1 million in the three months ended October 31, 2013. These costs have increased as a percentage of revenue due to an increase in support services.

Other income (expense):

Interest expense and other income were $300 in the three months ended October 31, 2014, compared with interest expense and other income of $360 in the three months ended October 31, 2013.  The decrease in interest expense is due directly to the reduction in debt.  Interest of $244 was related to obligations of BHCMC, LLC.

Operations by Segment

We have two operating segments, Professional Services and Aerospace Products. The Professional Services segment includes revenue contributions and expenditures associated with casino management services and professional architectural, engineering and management support services. Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft.

The following table presents a summary of our operating segment information for the three months ended October 31, 2014 and October 31, 2013:
(dollars in thousands)	Three Months Ended Oct. 31, 2014	Percent of Revenue	Three Months Ended Oct. 31, 2013	Percent of Revenue	Percent Change 2013-2014
Professional Services
Revenue
Boot Hill Casino	$7,259	97%	$7,314	97%	(1)%
Management/Professional Services	194	3%	196	3%	(1)%
Revenue	7,453	100%	7,510	100%	(1)%

Costs of Professional Services	4,611	62%	4,791	64%	(4)%
Expenses	2,445	33%	2,751	36%	(11)%
Total costs and expenses	7,056	95%	7,542	100%	(6)%
Professional Services operating income (loss) before noncontrolling interest in BHCMC, LLC	$397	5%	$(32)	0%	1,341%

(dollars in thousands)	Three Months Ended Oct. 31, 2014	Percent of Revenue	Three Months Ended Oct. 31, 2013	Percent of Revenue	Percent Change 2013-2014
Aerospace Products
Revenue	$4,299	100%	$3,289	100%	31%

Costs of Aerospace Products	3,175	74%	2,433	74%	30%
Expenses	1,154	27%	1,022	31%	13%
Total costs and expenses	4,329	101%	3,455	105%	25%

Aerospace Products operating income (loss)	$(30)	(1)%	$(166)	(5)%	82%

Professional Services
•	Revenue from Professional Services decreased 1% to $7.5 million for the three months ended October 31, 2014, compared to $7.5 million for the three months ended October 31, 2013. The decrease in Professional Services revenue was driven by decreased revenue in gaming activities of $55 and other management and professional services of $2.

In the three months ended October 31, 2014 Boot Hill Casino received gross receipts for the State of Kansas of $9.7 million compared to $9.7 million for the three months ended October 31, 2013. Mandated fees, taxes and distributions reduced gross receipts by $3.2 million resulting in gaming revenue of $6.5 million for the three months ended October 31, 2014, compared to a reduction to gross receipts of $3.2 million resulting in gaming revenue of $6.5 million for the three months ended October 31, 2013, a decrease of 1%.  Non-gaming revenue at Boot Hill Casino was $768 for the three months ended October 31, 2014 and $766 for the three months ended October 31, 2013.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and professional architectural, engineering and management support services. Professional Services revenue excluding Boot Hill casino decreased 1% to $194 in the three months ended October 31, 2014.

·
Costs of Professional Services decreased 4% in the three months ended October 31, 2014 to $4.6 million compared to $4.8 million in the three months ended October 31, 2013. Costs were 62% of segment total revenue in the three months ended October 31, 2014, as compared to 64% of segment total revenue in the three months ended October 31, 2013.  The decrease in direct costs were a result of reductions of electronic gaming machines.

·
Expenses decreased 11% in the three months ended October 31, 2014 to $2.4 million compared to $2.8 million in the three months ended October 31, 2013. Expenses were 33% of segment total revenue in the three months ended October 31, 2014, as compared to 36% of segment total revenue in the three months ended October 31, 2013.

Aerospace Products
•	Revenue increased 31% to $4.3 million in the three months ended October 31, 2014, compared to $3.3 million in the three months ended October 31, 2013. This increase is attributable to increased revenue of $1.0 million in the modification business. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs of Aerospace Products increased by 30% in the three months ended October 31, 2014 to $3.2 million compared to $2.4 million for the three months ended October 31, 2013. Costs were 74% of segment total revenue in the three months ended October 31, 2014, as compared to 74% of segment total revenue in the three months ended October 31, 2013.

•	Expenses increased 13% in the three months ended October 31, 2014 at $1.2 million compared to $1.0 million in the three months ended October 31, 2013. Expenses were 27% of segment total revenue in the three months ended October 31, 2014, as compared to 31% of segment total revenue in the three months ended October 31, 2013.

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

Analysis and Discussion of Cash Flow

During six months ended October 31, 2014 our cash position decreased by $1,164. Net income was $452. Cash flows from operating activities provided $2,277. Non-cash activities consisting of depreciation and amortization contributed $1,979. Customer deposits increased our cash position by $601 while inventories decreased our cash position by $1,020. Accounts receivable increased our cash position by $609. Prepaid expenses and other current assets decreased our cash by $223, while a decrease in accounts payable and accrued expenses decreased our cash by an additional $121.

Cash used in investing activities was $847. We invested $74 to purchase equipment, $569 towards STCs, and $204 to equipment purchases and leasehold improvements at Boot Hill Casino.

Cash used in financing activities was $2,594. We reduced our debt by $2,384 and decreased promissory notes by $210.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2015. From fiscal year 2013 to fiscal year 2014 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2014.

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

As of December 5, 2014, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2014 and April 30, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2014 and 2013 and six months ended October 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended October  31, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

December 15, 2014	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

December 15, 2014	/s/ Craig D. Stewart
Date	Craig D. Stewart
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit A of this Form 10Q filed on March 12, 2013.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2014.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2014 and April 30, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2014 and 2013 and six months ended October 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended October  31, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.