Form 10-Q
period 2015-01-31
BUTLER NATIONAL CORP
filed 2015-03-17
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________

FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 6, 2015 was 61,493,092 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of January 31, 2015 and April 30, 2014
(in thousands except per share data)
(unaudited)
	January 31, 2015	April 30, 2014
ASSETS
CURRENT ASSETS:
Cash	$5,052	$6,261
Accounts receivable	2,456	3,109
Inventories
Raw materials	5,330	5,102
Work in process	2,205	1,090
Finished goods	144	144
Total inventory	7,679	6,336
Prepaid expenses and other current assets	1,171	825
Total current assets	16,358	16,531

PROPERTY, PLANT AND EQUIPMENT:
Land and building	4,071	4,044
Aircraft	7,300	6,723
Machinery and equipment	3,586	3,535
Office furniture and fixtures	6,648	6,447
Leasehold improvements	4,081	4,060
	25,686	24,809
Accumulated depreciation	(13,996)	(12,140)
Total property, plant and equipment	11,690	12,669

SUPPLEMENTAL TYPE CERTIFICATES (net of amortization of $2,953 at January 31, 2015 and $2,841 at April 30, 2014)	4,938	3,744

OTHER ASSETS:
Deferred tax asset	1,335	1,335
Other assets (net of accumulated amortization of $3,596 at January 31, 2015 and $2,520 at April 30, 2014)	7,312	7,399
Total other assets	8,647	8,734
Total assets	$41,633	$41,678

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$1,502	$1,757
Current maturities of long-term debts	3,627	3,908
Accounts payable	1,533	1,375
Customer deposits	2,192	982
Gaming facility mandated payment	930	1,267
Compensation and compensated absences	1,156	1,122
Other current liabilities	388	93
Total current liabilities	11,328	10,504

LONG-TERM DEBT, NET OF CURRENT MATURITIES:	5,211	6,820
Total liabilities	16,539	17,324

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued and outstanding 61,493,092 shares at January 31, 2015 and 61,493,092 shares at April 30, 2014	614	614
Capital contributed in excess of par	13,282	13,282
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained earnings	8,483	8,134
Total stockholders' equity Butler National Corporation	21,647	21,298
Noncontrolling interest in BHCMC, LLC	3,447	3,056
Total stockholders' equity	25,094	24,354
Total liabilities and stockholders' equity	$41,633	$41,678

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2015 AND 2014
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED January 31,
	2015	2014
REVENUE:
Professional Services	$7,757	$6,984
Aerospace Products	3,326	3,860
Total revenue	11,083	10,844

COSTS AND EXPENSES:
Cost of Professional Services	4,715	4,498
Cost of Aerospace Products	2,477	2,843
Marketing and advertising	1,010	868
Employee benefits	487	571
Depreciation and amortization	693	870
General, administrative and other	1,166	1,176
Total costs and expenses	10,548	10,826

OPERATING INCOME	535	18

OTHER INCOME (EXPENSE):
Interest expense	(251)	(348)
Other income, net	5	2
Total other income (expense)	(246)	(346)

INCOME (LOSS) BEFORE INCOME TAXES	289	(328)

PROVISION FOR INCOME TAXES

PROVISION (BENEFIT) FOR INCOME TAXES	-	(101)

NET INCOME (LOSS)	289	(227)
Net income attributable to noncontrolling interest in BHCMC, LLC	(221)	8
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$68	$(219)

BASIC EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	60,893,092	59,019,173

DILUTED EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	60,893,092	59,019,173

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 AND 2014
(in thousands, except per share data)
(unaudited)
	NINE MONTHS ENDED January 31,
	2015	2014
REVENUE:
Professional Services	$22,834	$22,820
Aerospace Products	12,392	9,819
Total revenue	35,226	32,639

COSTS AND EXPENSES:
Cost of Professional Services	13,886	14,068
Cost of Aerospace Products	9,150	7,787
Marketing and advertising	3,311	3,185
Employee benefits	1,352	1,651
Depreciation and amortization	2,244	2,630
General, administrative and other	3,575	3,356
Total costs and expenses	33,518	32,677

OPERATING INCOME (LOSS)	1,708	(38)

OTHER INCOME (EXPENSE):
Interest expense	(843)	(1,100)
Other income, net	12	42
Total other income (expense)	(831)	(1,058)

INCOME (LOSS) BEFORE INCOME TAXES	877	(1,096)

PROVISION (BENEFIT) FOR INCOME TAXES	136	(359)

NET INCOME (LOSS)	741	(737)
Net income attributable to noncontrolling interest in BHCMC, LLC	(391)	(116)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$350	$(853)

BASIC EARNINGS PER COMMON SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	60,893,092	59,019,173

DILUTED EARNINGS PER COMMON SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	60,893,092	59,019,173
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2015 AND 2014
(in thousands)
(unaudited)
	NINE MONTHS ENDED January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$741	$(737)
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	3,044	3,255
Stock issued for services	-	22
Gain and loss on disposal of other assets	-	(36)

Changes in assets and liabilities
Accounts receivable	653	974
Income tax receivable	-	1,185
Inventories	(1,343)	(1,116)
Prepaid expenses and other current assets	(346)	62
Accounts payable	157	(258)
Customer deposits	1,210	887
Accrued liabilities	34	(56)
Gaming facility mandated payment	(337)	(328)
Other liabilities	295	136
Deferred tax asset	-	(424)
Other assets	(231)	12
Cash flows from operating activities	3,877	3,578

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,183)	(174)
Cash flows from investing activities	(2,183)	(174)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of promissory notes, net	(255)	367
Borrowings of long-term debt	704	-
Repayment of long-term debt	(3,352)	(3,848)
Cash flows from financing activities	(2,903)	(3,481)

NET DECREASE IN CASH	(1,209)	(77)

CASH, beginning of period	6,261	5,148

CASH, end of period	$5,052	$5,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$843	$1,102
Income taxes paid	$-	$-

NON CASH OPERATING ACTIVITY
Non cash stock for services	$-	$22
Intangible gaming equipment and notes	$758	$1,070

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2014. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2015 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2015.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income (Loss) Per Share: The Company follows ASC 260 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded. The number of potential common shares as of January 31, 2015 is 66,281,237.

3. Research and Development: We invested in research and development activities. The amount invested in the nine months ended January 31, 2015 and 2014 was $1,220 and $1,569 respectively.

4. Debt: At January 31, 2015, the Company was utilizing three lines of credit totaling $4.0 million. The unused line at January 31, 2015 was $2.5 million. These funds were primarily used for the purchase of inventory and aircraft modification Supplemental Type Certificate ("STC") development costs for modifications and avionics.

Our $1.0 million line of credit has been extended to August 2015. Our $2.5 million line of credit matures April 2015. Our $0.5 million line of credit matures June 2015.  The lines of credit are collateralized by the first and second positions on all assets of the Company.

At January 31, 2015, there were several notes collateralized by aircraft security agreements totaling $1,560. These notes were used for the purchase and modifications of these collateralized aircraft and Butler Avionics, Inc.

There are three notes at a bank totaling $1,213 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is March 2019 and August 2019.

One note totaling $309 remains for real estate purchased in Dodge City, Kansas and matures in June 2016.

One note collateralized by automobiles and equipment totals an additional $53 and matures in June 2016.

The Kansas Lottery acquired additional gaming machines.  BHCMC, as manager under the management contract with the State of Kansas, was required to remit payment for the gaming equipment. The balance of these financed payables are $635.

BHCMC, LLC ("BHCMC") entered into an agreement dated May 1, 2011, and amended via an addendum dated January 1, 2012, with BHC Investment Company, L.C. ("BHCI") for a total obligation of $7,423.  BHCI provided funds to BHCMC for the purchase of certain intangible items and gaming items related to the Boot Hill Casino.  Commencing on January 1, 2012, BHCMC is obligated to make a minimum payment to BHCI of $177 per month until September 30, 2017.  The remaining balance on the obligation is $3,511.

On August 24, 2012 BHCMC and BHCI entered into a second agreement of $2,500 for tenant improvements related to expansion of the Boot Hill Casino.  Commencing on November 1, 2012. BHCMC is obligated to make a minimum payment to BHCI of approximately $55 per month until November 30, 2017.  The remaining obligation is $1,557.

We are not in default of any of our notes as of January 31, 2015.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2015 and beyond.

5. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $3,011 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024.  There is no assurance of the Management Contract renewal.  The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of 15 years.

6. Stock Options: At January 31, 2015 we had 7,262,064 outstanding stock options that were issued on December 31, 2010 all of which expire on December 31, 2015.

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

7.  Subsequent Events: The Company evaluated its January 31, 2015 financial statements for subsequent events through March 17, 2015, the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements other than the items listed below.

BHCMC and BHC Development filed a complaint against Bally Gaming in the United States District Court for the District of Kansas in June 2012.  After hearing the evidence, in March 2014 the jury rendered a verdict in favor of BHCMC and BHC Development in the amount of $1,424 in .  Bally appealed the verdict.  In February of 2015, BHCMC and BHC Development agreed to accept the sum of $1,324 in satisfaction of the judgment.  This amount was received in February 2015.  BHCMC and BHC Development have further agreed to return to Bally its system-related equipment.

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

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

Forward Looking Statements

Statements made in this report, filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q, and Item 1A. (Risk Factors) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2014 and reference to the Cautionary Statements filed by us as Exhibit 99 to the most recent Annual Report on Form 10-K, as well as the following factors:

•	the impact of general economic trends on the Company's business;
•	the deferral or termination of programs or contracts for convenience by customers;
•	market acceptance of the Company's Aerospace Products and or other planned products or product enhancements;
•	increased fuel and energy costs and the downward pressure on demand for our aircraft business;
•	the ability to gain and maintain regulatory approval of existing products and services and receive regulatory approval of new businesses and products;
•	the actions of regulatory, legislative, executive or judicial decisions of the federal, state or local level with regard to our business and the impact of any such actions;
•	failure to retain/recruit key personnel;
•	the availability of government funding;
•	any delays in receiving components from third party suppliers;
•	the competitive environment;
•	the bankruptcy or insolvency of one or more key customers;
•	new product offerings from competitors;
•	protection of intellectual property rights;
•	the ability to service the international market;
•	acts of terrorism and war and other uncontrollable events;
•	joint ventures and other arrangements;
•	low priced penny-stock regulations;
•	general governance features;
•	United States and other country defense spending cuts;
•	our estimated effective income tax rates; estimated tax benefits; and merits of our tax position;
•	potential future acquisitions;
•	changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines and fines of courts, regulators and governmental bodies;
•	the ability to timely and cost-effectively integrate companies that we acquire into our operations;
•	construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;
•	litigation outcomes and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions and fines and taxation;
•	access to insurance on reasonable terms for our assets;
•	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations;
•	as a supplier of military and other equipment to the U.S. Government, we are subject to unusual risks, such as the right of the U.S. Government contractor to terminate contracts for convenience and to conduct audits and investigations of our operations and performance;
•	our reputation and ability to do business may be impacted by the improper conduct of employees, vendors, agents or business partners;
•	changes in legislation or government regulations or policies can have a significant impact on our results of operations; and
•	other factors disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Results Overview

The nine months ending January 31, 2015 revenue increased 8% to $35.2 million compared to $32.6 million in the nine months ending January 31, 2014. In the nine months ending January 31, 2015 the professional services revenue was $22.8 million compared to $22.8 million in the nine months ending January 31, 2014. In the nine months ending January 31, 2015 the Aerospace Products revenue was $12.4 million compared to $9.8 million in the nine months ending January 31, 2014, an increase of 26%.

The nine months ending January 31, 2015 net income increased to a net income of $350 compared to a loss of $853 in the nine months ending January 31, 2014.  We continue focusing on our margin expansion initiatives, including implementation of efficiencies in our operational processes and controlling general and administrative expenses. The nine months ending January 31, 2015, operating income increased to $1,708, from an operating loss of $38 in the nine months ending January 31, 2014.

RESULTS OF OPERATIONS

NINE MONTHS ENDING JANUARY 31, 2015 COMPARED TO NINE MONTHS ENDING JANUARY 31, 2014

(dollars in thousands)	Nine Months Ended Jan 31, 2015	Percent of Total Revenue	Nine Months Ended Jan. 31, 2014	Percent of Total Revenue	Percent Change 2014-2015
Revenue:
Professional Services	$22,834	65%	$22,820	70%	0%
Aerospace Products	12,392	35%	9,819	30%	26%

Total revenue	35,226	100%	32,639	100%	8%

Costs and expenses:
Costs of Professional Services	13,886	40%	14,068	43%	(1)%
Cost of Aerospace Products	9,150	26%	7,787	24%	18%
Marketing and advertising	3,311	9%	3,185	10%	4%
Employee benefits	1,352	4%	1,651	5%	(18)%
Depreciation and amortization	2,244	6%	2,630	8%	(15)%
General, administrative and other	3,575	10%	3,356	10%	7%

Total costs and expenses	33,518	95%	32,677	100%	3%
Operating income (loss)	$1,708	5%	$(38)	0%

Revenue:

Revenue increased 8% to $35.2 million in the nine months ended January 31, 2015, compared to $32.6 million in the nine months ended January 31, 2014. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design ("BCS"). Revenue from Professional Services remained constant at $22.8 million in the nine months ended January 31, 2015 from $22.8 million in the nine months ended January 31, 2014.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 26% for the nine months to $12.4 million at January 31, 2015 compared to $9.8 million at January 31, 2014. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 3% in the nine months ended January 31, 2015 to $33.5 million compared to $32.7 million in the nine months ended January 31, 2014. Costs and expenses were 95% of total revenue in the nine months ended January 31, 2015, as compared to 100% of total revenue in the nine months ended January 31, 2014. The increase in costs and expenses in the nine months ended January 31, 2015 was primarily due to the increased spending on Aerospace Products due to the increase in segment revenue.

Marketing and advertising expenses as a percent of total revenue was 9% in the nine months ended January 31, 2015, as compared to 10% in the nine months ended January 31, 2014. These expenses increased 4% to $3.3 million in the nine months ended January 31, 2015, from $3.2 million in the nine months ended January 31, 2014. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the nine months ended January 31, 2015, compared to 5% in the nine months ended January 31, 2014. These expenses decreased 18% to $1.4 million in the nine months ended January 31, 2015, from $1.7 million in the nine months ended January 31, 2014. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 6% in the nine months ended January 31, 2015, compared to 8% in the nine months ended January 31, 2014. These expenses decreased 15% to $2.2 million in the nine months ended January 31, 2015, from $2.6 million in the nine months ended January 31, 2014. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the nine months ended January 31, 2015 was $1.2 million compared to $1.2 million at January 31, 2014.

General, administrative and other expenses as a percent of total revenue was 10% in the nine months ended January 31, 2015, compared to 10% in the nine months ended January 31, 2014. These expenses increased 7% to $3.6 million in the nine months ended January 31, 2015, from $3.4 million in the nine months ended January 31, 2014. These costs as a percentage of revenue have remained constant.

Other income (expense):

Interest expense and other income were $831 in the nine months ended January 31, 2015, compared with interest expense and other income of $1.1 milliion in the nine months ended January 31, 2014.  The decrease in interest expense is due directly to the reduction in debt.  Interest of $666 was related to obligations of BHCMC, LLC.

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

The following table presents a summary of our operating segment information for the nine months ended January 31, 2015 and January 31, 2014:
(dollars in thousands)	Nine Months Ended Jan 31, 2015	Percent of Total Revenue	Nine Months Ended Jan. 31, 2014	Percent of Total Revenue	Percent Change 2014-2015
Professional Services
Revenue
Boot Hill Casino	$22,297	98%	$22,212	97%	0%
Management/Professional Services	537	2%	608	3%	(12)%
Revenue	22,834	100%	22,820	100%	0%

Costs of Professional Services	13,886	61%	14,068	62%	(1)%
Expenses	7,579	33%	7,886	34%	(4)%
Total costs and expenses	21,465	94%	21,954	96%	(2)%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$1,369	6%	$866	4%	58%

(dollars in thousands)	Nine Months Ended Jan 31, 2015	Percent of Total Revenue	Nine Months Ended Jan. 31, 2014	Percent of Total Revenue	Percent Change 2014-2015
Aerospace Products
Revenue	$12,392	100%	$9,819	100%	26%

Costs of Aerospace Products	9,150	74%	7,787	79%	18%
Expenses	2,903	23%	2,936	30%	(1)%
Total costs and expenses	12,053	97%	10,723	109%	12%

Aerospace Products operating income (loss)	$339	3%	$(904)	(9)%

Professional Services
•	Revenue from Professional Services remained constant at $22.8 million for the nine months ended January 31, 2015, compared to $22.8 million for the nine months ended January 31, 2014.

In the nine months ended January 31, 2015 Boot Hill Casino received gross receipts for the State of Kansas of $29.9 million compared to $29.9 million for the nine months ended January 31, 2014. Mandated fees, taxes and distributions reduced gross receipts by $9.9 million resulting in gaming revenue of $20.0 million for the nine months ended January 31, 2015, compared to a reduction to gross receipts of $9.9 million resulting in gaming revenue of $20.0 million for the nine months ended January 31, 2014.  Non-gaming revenue at Boot Hill Casino increased 6% to $2.3 million for the nine months ended January 31, 2015, compared to $2.2 million for the nine months ended January 31, 2014.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill casino decreased 12% to $537 for the nine months ended January 31, 2015, compared to $608 for the nine months ended January 31, 2014.

•	Costs of Professional Services decreased 1% in the nine months ended January 31, 2015 to $13.9 million compared to $14.1 million in the nine months ended January 31, 2014. Costs were 61% of segment total revenue in the nine months ended January 31, 2015, as compared to 62% of segment total revenue in the nine months ended January 31, 2014.

•	Expenses decreased 4% in the nine months ended January 31, 2015 to $7.6 million compared to 7.9 million in the nine months ended January 31, 2014. Expenses were 33% of segment total revenue in the nine months ended January 31, 2015, as compared to 34% of segment total revenue in the nine months ended January 31, 2014.

Aerospace Products
•	Revenue increased 26% to $12.4 million in the nine months ended January 31, 2015, compared to $9.8 million in the nine months ended January 31, 2014. This increase is attributable to increased revenue of $2.8 million in the modification business. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs of Aerospace Products increased by 18% in the nine months ended January 31, 2015 to $9.2 million compared to $7.8 million for the nine months ended January 31, 2014. Costs were 74% of segment total revenue in the nine months ended January 31, 2015, as compared to 79% of segment total revenue in the nine months ended January 31, 2014.

•	Expenses decreased 1% in the nine months ended January 31, 2015 at $2.9 million compared to $2.9 million in the nine months ended January 31, 2014. Expenses were 23% of segment total revenue in the nine months ended January 31, 2015, as compared to 30% of segment total revenue in the nine months ended January 31, 2014.

Employees

Other than persons employed by our gaming subsidiaries there were 91 full time and 3 part time employees on January 31, 2015, compared to 81 full time and 3 part time employees on January 31, 2014. As of March 6, 2015, staffing is 92 full time and 3 part time employees. Our staffing at Boot Hill Casino & Resort on January 31, 2015 was 198 full time and 46 part time employees. At March 6, 2015 there are 198 full time employees and 46 part time employees. None of the employees are subject to any collective bargaining agreements.

THIRD QUARTER FISCAL 2015 COMPARED TO THIRD QUARTER FISCAL 2014

(dollars in thousands)	Three Months Ended Jan 31, 2015	Percent of Total Revenue	Three Months Ended Jan. 31, 2014	Percent of Total Revenue	Percent Change 2014-2015
Revenue:
Professional Services	$7,757	70%	$6,984	64%	11%
Aerospace Products	3,326	30%	3,860	36%	(14)%

Total revenue	11,083	100%	10,844	100%	2%

Costs and expenses:
Costs of Professional Services	4,715	43%	4,498	42%	5%
Cost of Aerospace Products	2,477	22%	2,843	26%	(13)%
Marketing and advertising	1,010	9%	868	8%	16%
Employee benefits	487	4%	571	5%	(15)%
Depreciation and amortization	693	6%	870	8%	(20)%
General, administrative and other	1,166	11%	1,176	11%	(1)%

Total costs and expenses	10,548	95%	10,826	100%	(3)%
Operating income (loss)	$535	5%	$18	0%	2,872%

Revenue:

Revenue increased 2% to $11.1 million in the three months ended January 31, 2015, compared to $10.8 million in the three months ended January 31, 2014. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design ("BCS"). Revenue from Professional Services increased 11% to $7.8 million in the three months ended January 31, 2015 from $7.0 million in the three months ended January 31, 2014.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 14% for the three months to $3.3 million at January 31, 2015 compared to $3.9 million at January 31, 2014. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 3% in the three months ended January 31, 2015 to $10.5 million compared to $10.8 million in the three months ended January 31, 2014. Costs and expenses were 95% of total revenue in the three months ended January 31, 2015, as compared to 100% of total revenue in the three months ended January 31, 2014.

Marketing and advertising expenses as a percent of total revenue was 9% in the three months ended January 31, 2015, as compared to 8% in the nine months ended January 31, 2014. These expenses increased 16% to $1,010 in the three months ended January 31, 2015, from $868 in the three months ended January 31, 2014. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the three months ended January 31, 2015, compared to 5% in the three months ended January 31, 2014. These expenses decreased 15% to $487 in the three months ended January 31, 2015, from $571 in the three months ended January 31, 2014. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 6% in the three months ended January 31, 2015, compared to 8% in the three months ended January 31, 2014. These expenses decreased 20% to $693 in the three months ended January 31, 2015, from $870 in the three months ended January 31, 2014. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the three months ended January 31, 2015 was $404 compared to $401 at January 31, 2014.

General, administrative and other expenses as a percent of total revenue was 11% in the three months ended January 31, 2015, compared to 11% in the three months ended January 31, 2014. These expenses decreased 1% to $1.2 million in the three months ended January 31, 2015, from $1.2 million in the three months ended January 31, 2014.

Other income (expense):

Interest expense and other income were $246 in the three months ended January 31, 2015, compared with interest expense and other income of $346 in the three months ended January 31, 2014.  The decrease in interest expense is due directly to the reduction in debt.  Interest of $190 was related to obligations of BHCMC, LLC.

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

The following table presents a summary of our operating segment information for the three months ended January 31, 2015 and January 31, 2014:
(dollars in thousands)	Three Months Ended Jan 31, 2015	Percent of Total Revenue	Three Months Ended Jan. 31, 2014	Percent of Total Revenue	Percent Change 2014-2015
Professional Services
Revenue
Boot Hill Casino	$7,611	98%	$6,882	99%	11%
Management/Professional Services	146	2%	102	1%	43%
Revenue	7,757	100%	6,984	100%	11%

Costs of Professional Services	4,715	61%	4,498	64%	5%
Expenses	2,514	32%	2,380	34%	6%
Total costs and expenses	7,229	93%	6,878	98%	5%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$528	7%	$106	2%	398%

(dollars in thousands)	Three Months Ended Jan 31, 2015	Percent of Total Revenue	Three Months Ended Jan. 31, 2014	Percent of Total Revenue	Percent Change 2014-2015
Aerospace Products
Revenue	$3,326	100%	$3,860	100%	(14)%

Costs of Aerospace Products	2,477	75%	2,843	74%	(13)%
Expenses	842	25%	1,105	28%	(24)%
Total costs and expenses	3,319	100%	3,948	102%	(16)%

Aerospace Products operating income (loss)	$7	0%	$(88)	(2)%

Professional Services
•	Revenue from Professional Services increased 11% to $7.8 million for the three months ended January 31, 2015, compared to $7.0 million for the three months ended January 31, 2014. The increase in Professional Services revenue was driven primarily by increased revenue in gaming activities.

In the three months ended January 31, 2015 Boot Hill Casino received gross receipts for the State of Kansas of $10.2 million compared to $9.4 million for the three months ended January 31, 2014. Mandated fees, taxes and distributions reduced gross receipts by $3.4 million resulting in gaming revenue of $6.8 million for the three months ended January 31, 2015, compared to a reduction to gross receipts of $3.2 million resulting in gaming revenue of $6.2 million for the three months ended January 31, 2014.  Non-gaming revenue at Boot Hill Casino was $800 for the three months ended January 31, 2015 and $690 for the three months ended January 31, 2014.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and professional architectural, engineering and management support services. Professional Services revenue excluding Boot Hill casino increased 43% to $146 in the three months ended January 31, 2015.

•	Costs of Professional Services increased 5% in the three months ended January 31, 2015 to $4.7 million compared to $4.5 million in the three months ended January 31, 2014. Costs were 61% of segment total revenue in the three months ended January 31, 2015, as compared to 64% of segment total revenue in the three months ended January 31, 2014.

•	Expenses increased 6% in the three months ended January 31, 2015 to $2.5 million compared to $2.4 million in the three months ended January 31, 2014. Expenses were 32% of segment total revenue in the three months ended January 31, 2015, as compared to 34% of segment total revenue in the three months ended January 31, 2014.

Aerospace Products
•	Revenue decreased 14% to $3.3 million in the three months ended January 31, 2015, compared to $3.9 million in the three months ended January 31, 2014. This decrease is attributable to decreased revenue of $579 in the modification business. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs of Aerospace Products decreased by 13% in the three months ended January 31, 2015 to $2.5 million compared to $2.8 million for the three months ended January 31, 2014. Costs were 75% of segment total revenue in the three months ended January 31, 2015, as compared to 74% of segment total revenue in the three months ended January 31, 2014.

•	Expenses decreased 24% in the three months ended January 31, 2015 at $842 compared to $1,105 in the three months ended January 31, 2014. Expenses were 25% of segment total revenue in the three months ended January 31, 2015, as compared to 28% of segment total revenue in the three months ended January 31, 2014.

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

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC required the completion of an addition to the Boot Hill Casino. The Phase II development of an adjacent hotel and community owned special events center was funded by BHI, is completed, and open to the public. The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. Phase II expansion of the unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine acquisitions, and casino earnings, with minimum exposure to Butler National Corporation. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). Boot Hill Casino now has approximately 687 gaming machines on the floor.

Analysis and Discussion of Cash Flow

During nine months ended January 31, 2015 our cash position decreased by $1,209. Net income was $741. Cash flows from operating activities provided $3,877. Non-cash activities consisting of depreciation and amortization contributed $3,044. Customer deposits increased our cash position by $1,210 while inventories decreased our cash position by $1,343. Accounts receivable increased our cash position by $653. Prepaid expenses and other current assets decreased our cash by $346, while an increase in accounts payable and accrued expenses increased our cash by an additional $191.

Cash used in investing activities was $2,183. We invested $300 to purchase equipment, and leasehold improvements, $1,306 towards STCs, and $577 on two airplanes.

Cash used in financing activities was $2,903. We made repayments on our debt of $3,352 and decreased promissory notes by $255.  We borrowed $704 to purchase two airplanes.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2015.

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
BHCMC and BHC Development filed a complaint against Bally Gaming in the United States District Court for the District of Kansas.  After hearing the evidence, the jury rendered a verdict in favor of BHCMC and BHC Development in the amount of $1,424.  Bally appealed the verdict.  In February of 2015, BHCMC and BHC Development agreed to accept the sum of $1,324 in satisfaction of the judgment.  This amount was received in February 2015.  BHCMC and BHC Development have further agreed to return to Bally its system-related equipment.

As of March 6, 2015, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2015 and April 30, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2015 and 2014 and nine months ended January 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended January  31, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

March 17, 2015	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

March 17, 2015	/s/ Craig D. Stewart
Date	Craig D. Stewart
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit A of this Form 10Q filed on March 12, 2013.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2014.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2015 and April 30, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2015 and 2014 and nine months ended January 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended January  31, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.