Form 10-K
period 2015-04-30
BUTLER NATIONAL CORP
filed 2015-07-29
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended April 30, 2015
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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $8,786,094 at October 31, 2014, when the closing price of such stock was $0.19.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of July 3, 2015, was 62,860,098 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

BUTLER NATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2015
TABLE OF CONTENTS

PART I
PART II
PART III
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	42
	Signatures	45
	Financial Statements	48

Forward-Looking Statements

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

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K and the Cautionary Statements filed by us as Exhibit 99 to this form, including the following factors:

•    the impact of general economic trends on the Company's business;
•    sensitivity of demand related to changes in the U.S. dollar to foreign currency exchange rates;
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

Except as expressly required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-K, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the "Securities Act") and 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act").

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

Rest of page intentionally left blank.

PART I

Item 1. BUSINESS

General

Butler National Corporation (the "Company", "BNC", or "Butler National") is a Kansas corporation formed in 1960, with corporate headquarters at 19920 West 161st Street, Olathe, Kansas 66062.

Current Activities - The Company focuses on two primary activities, Professional Services and Aerospace Products.

Aerospace Products:

Aerospace Products focuses on two product lines: Aircraft Modifications and Avionics.

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

Avionics principally includes the manufacture, sale, and service of airborne electronic switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90, and the KC-10 aircraft, Transient Suppression Devices ("TSDs") for fuel tank protection on Boeing Classic 737 and 747 aircraft, and other Classic aircraft using a capacitance fuel quantity indicating system ("FQIS"), airborne electronics upgrades for classic weapon control systems used on military aircraft and vehicles, and consulting services with airlines and equipment manufacturers regarding fuel system safety requirements. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona and the services through Butler National Corporation - Olathe, Kansas ("Avionics", "Classic Aviation Products", "Safety Products", or "Switching Units").

In September 2010 we expanded this division by the acquisition of Kings Avionics, Inc., now known as Butler Avionics, Inc. ("Butler Avionics"). The acquisition of Butler Avionics allowed us to transition into the new technology available in avionics. Butler Avionics sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems). These systems are flight display systems which include intuitive touchscreen controls with large display to give users unprecedented access to high-resolution terrain mapping, graphical flight planning, geo-referenced charting, traffic display, satellite weather and much more. Butler Avionics received Parts Manufacturing Authority ("PMA") from the Federal Aviation Administration ("FAA") in fiscal 2015 and is currently manufacturing parts. Butler Avionics is also recognized nationwide for its troubleshooting and repair work particularly on autopilot systems.

Professional Services:

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design, Inc. ("BCS").

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state owned casino" and to The Stables, an "Indian owned casino".

Assets as of April 30, 2015, 2014, and 2013 and Revenue for the year ended April 30, 2015, 2014, and 2013.

Assets	2015	2014	2013
Professional Services	52.0%	53.0%	54.4%
Aerospace Products	48.0%	47.0%	45.6%

Revenue	2015	2014	2013
Professional Services	65.4%	65.6%	72.3%
Aerospace Products	34.6%	34.4%	27.7%

Butler National Services, Inc. ("BNSI" or "BNS") provided monitoring and related repair services of water and wastewater remote pumping stations through electronic surveillance for municipalities and the private sector.  On May 1, 2013 we sold our waste water monitoring business (Butler National Services, Inc.) to Beadle Enterprises, LLC.

Regulations

Regulation Under Federal Aviation Administration: Aerospace is subject to regulation by the Federal Aviation Administration ("FAA") and equivalent foreign organizations. We manufacture products and parts under FAA Parts Manufacturing Authority (PMA) requiring qualification and traceability of all materials and vendors used by us. We make aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA. We repair aircraft parts pursuant to the authority granted by our FAA Authorized Repair Station. Violation or changes to FAA regulations could be detrimental to our operations.

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

As a condition to obtaining and maintaining our various gaming approvals, we must submit reports to the Indian Tribe and the respective federal and state regulatory Agencies (each, an "Agency"). Any person owning or acquiring directly or indirectly 5% or more of the Common Stock of the Company (the "Interest") must be found suitable by one or more of the Agencies or the Indian Tribes. Any Agency has the authority to require a finding of suitability with respect to any stockholder regardless of the percentage of ownership.

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

Financial Information about Industry Segments

Information with respect to our industry segments are found at Note 10 of Notes to Consolidated Financial Statements for the three year period ended April 30, 2015.

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

Aerospace is the legacy part of the Butler National business. Organized over 55 years ago, this business is based upon design engineering and installation innovations to enhance and support products related to airplanes and ground support equipment. These new products included: in the 1960's, aircraft electronic load sharing and system switching equipment, a number of airplane electronic navigation instruments, radios and transponders; in the 1970's, ground based VOR navigation equipment sold worldwide and GPS equipment as we know it today in civilian use; in the 1980's, special mission modifications to business jets for aerial surveillance and conversion of passenger configurations to cargo; in the 1990's, classic aviation support of aging airplanes with enhanced protection of electrical systems through transient suppression devices (TSD), control electronics for military weapon systems and improved aerodynamic control products (Avcon Fins) allowing stability at higher gross weights for additional special mission applications; in the 2000's, improved accuracy of the airspeed and altimeter systems to allow less vertical separation between flying airplanes (RVSM) and acquisition of the JET autopilot product line to support and replace aged electronic equipment in the classic fleet of Learjet airplanes; and in the 2010's, the acquisition of Butler Avionics to provide additional classic airplane support by retrofit of avionics from the past 40 years to modern state of the art equipment for sale worldwide using FAA supplemental type certification to make the installations (STC) acceptable to foreign governments for installation abroad.

Aerospace continues to be a focus for new product design and development. Butler National received FAA approvals of a number of products:  Butler National's newly redesigned rate gyroscope for Learjets; the replacement vertical accelerometer safety device that resolves obsolescence as a key component of the legacy Learjet stall warning systems; Butler National's addition of the GARMIN GTN 650/750 Global Position System Navigator with Communication transceiver in the Learjet Model 30 series and 20 series, Avcon's new cargo/sensor carrying pod that mounts to the bottom of a King Air Model 90 airplane, and the provisions for external stores on a Learjet Model 60 to enable the 60 for consideration as the next Learjet candidate for special mission operations; and noise suppression for Learjet 20 series aircraft. We expect this segment will continue to grow in the future. To address the three to five year business cycles related to the Aerospace industry, in the 1990's, we began providing Professional Services to markets outside the Aerospace industry.

Aircraft Modification: Our aircraft modifications are performed by Avcon Industries, Inc. ("Avcon"). Avcon modifies business-type aircraft in Newton, Kansas. Newton is geographically located in the Wichita, Kansas area, the air capital of the world. The modifications include aircraft conversion from passenger to freighter configuration, addition of aerial photography capability, stability enhancing modifications for Learjets, and other special mission modifications. Avcon offers avionics, aerodynamic, and stability improvement products for selected business jet aircraft. Avcon makes these modifications to customer-owned aircraft.

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

Classic Aviation Products: Our mission is to provide and support economical products for older aircraft, often referred to as "Classic" aircraft. As a result of more than 50 years in the aircraft switching unit business, we recognize the potential to support many aircraft in the last half of their expected service life. The business mission of the company promotes us as a designer and supplier of "Classic Aviation Products". A part of the Classic products are directed to supporting safety of flight for the older aircraft.

Special Mission Electronics: We supply defense-related commercial off the shelf products to various agencies and subcontractors. We provide our customers the opportunity to update or extend the useful life of products with older components and technology. These products include Gun Control Units (GCU) for the Apache Helicopter and other weapon products, including the Hangfire Override Modules (HOM) for all Boeing derived Chain-Gun® cannons, and various weapon-related firing controls, cabling, and test equipment. We have upgraded the design of the GCU and expect to expand sales of the Butler National upgraded GCU control systems to maintain the Apache and Blackhawk fleets and other military aircraft.

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

Professional Services

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design, Inc. ("BCS").

In the early 1990's, management determined that more revenue stable business units were needed to sustain the Company. Members of the Board of Directors had contacts with several American Indian tribes and other members of the Board were associated with gaming operators in Las Vegas.  After enactment of the 1988 Indian Gaming Regulatory Act ("IGRA") we reached out to various Indian tribes with land in the area to explore the opportunities for operations under IGRA. This resulted in the "Stables", an Indian owned casino on Modoc Indian land opened in September 1998 developed and managed by BNSC. The Stables Management Agreement has been available on the website maintained by the National Indian Gaming Commission ("NIGC"). The Stables Management Agreement was subsequently amended by various amendments dated April 30, 2003 (the "First Amendment"), November 30, 2006 (the "Second Amendment"), October 19, 2009 (the "Third Amendment") and September 22, 2011 (the "Fourth Amendment"). The result of the First Amendment, Second Amendment, Third Amendment and Fourth Amendment is to provide that twenty (20%) of net profits from The Stables are distributed to BNSC, to end per the joint venture agreement the participation of the Miami Indian tribe from the business and to extend the duration of the Stables Management Agreement through September 30, 2018. BCS Design assisted with the design, construction and continued refurbishment of the Stables.

From this experience with IGRA and the success of the Indian gaming industry, we determined that the IGRA model may be applicable for state-owned gaming. We spent Butler National Corporation innovation, legal and market development funds to design and encourage the use of an Indian-owned gaming model in the State of Kansas. From these efforts, Kansas enacted the Kansas Expanded Lottery Act (KELA) in 2007 allowing four state-owned casinos to be developed in Kansas. In 2007, BNSC made application to manage a state-owned casino. In 2008, BNSC was awarded a fifteen year term to manage the Boot Hill Casino in Dodge City, Kansas pursuant to a Lottery Gaming Facility Management Contract (the "Boot Hill Casino Management Contract"). The Boot Hill Casino Management Contract was amended on December 29, 2009 (the "First Amendment to the Boot Hill Casino Management Contract") to bring the definition of "Fiscal Year" in line with the fiscal year of BNSC (May 1 to April 30). BHCMC was organized to be the manager of the Boot Hill Casino in Dodge City, Kansas. The casino opened in December 2009.  BCS Design assisted with the design, construction and continued refurbishment of Boot Hill Casino.

The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. The unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine acquisitions, and casino earnings, with minimum exposure to Butler National Corporation. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and provided for 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). In late January 2013, the snack bar was reopened with additional seating and space as the "Cowboy Cafe."  BCS Design assisted with the design, construction and continued refurbishment of Boot Hill Casino.

On May 1, 2011 BHC Investment Company, LC ("BHCI") exercised the option to acquire 100% of the Class A Preferred Interest in BHCMC, LLC. The ownership structure of BHCMC, LLC is now:

Membership Interest	Members of Board of Managers	Equity Ownership	Income (Loss) Sharing
Class A	3	20%	40%
Class B	4	80%	60%

Our wholly owned subsidiary, Butler National Service Corporation continues friendly discussions with the other member of BHCMC, LLC to explore the possible acquisition by Butler National Service Corporation of the other member's 20% equity interest in BHCMC, LLC.   If and when a definitive agreement is reached, such definitive agreement and a press release concerning the acquisition will be issued to describe the terms of the agreement and the intentions of the members.   We have not set a definitive timetable for our discussions and there can be no assurances that the process will result in any transaction being announced or completed.  At present there is no disagreement between the members of BHCMC, LLC.   We do not plan to disclose or comment on developments until further disclosure is deemed appropriate.

BHCMC, LLC, rents the casino building under the terms of a 25 year lease from BHC Development L.C. ("BHCD"). Butler National Service Corporation continues friendly discussions with BHC Development L.C. to explore the possible acquisition by Butler National Service Corporation of the casino building and related land. If and when a definitive agreement is reached, such definitive agreement and press release concerning the aquisition will be issued to describe the terms of the agreement and the intentions of the members. Butler National Corporation, its management, and its subsidiaries have no ownership interest in BHCI or BHCD.

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC required the completion of an addition to the Boot Hill Casino. The Phase II development of an adjacent hotel and community owned special events center was funded by BHI, is completed, and open to the public. The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. Phase II expansion of the unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine acquisitions, and casino earnings, with minimum exposure to Butler National Corporation. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and provided for up to 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). Boot Hill Casino now has approximately 690 gaming machines on the floor.

BCS Design, Inc. ("BCS") provides licensed architectural services. These services include commercial and industrial building design.

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state-owned casino" and to The Stables, an "Indian owned casino".

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

Governmental Regulations: The Gaming and Aerospace industries are highly regulated and we must maintain our licenses, certifications and pay taxes and fees in the U.S. and other countries to continue our operations. Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and charter of the owners, managers, and persons with financial interest in the operations. Violations of laws or regulations in one jurisdiction could result in disciplinary action in other jurisdictions.

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

Backlog: Our backlog as of April 30, 2015, 2014, and 2013, was as follows:

Industry Segment
(in thousands)	2015	2014	2013
Aerospace Products	$8,999	$5,329	$3,130
Professional Services	100	285	179

Total backlog	$9,099	$5,614	$3,309

Our backlog as of July 3, 2015 totaled $9,373; consisting of $9,273 and $100, respectively, for Aerospace Products and Professional Services. The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. A portion of this backlog may be delivered after fiscal year 2016. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.

Employees: Other than persons employed by our gaming subsidiaries there were 92 full time and 4 part time employees on April 30, 2015 compared to 82 full time and 3 part time employees on April 30, 2014. As of July 3, 2015, staffing was 94 full time and 4 part time employees. Our staffing at Boot Hill Casino on April 30, 2015 was 193 full time and 43 part time employees and at July 3, 2015 was 189 full time employees and 51 part time employees. None of the employees are subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and Export Sales: International sales are made through authorized installation centers and direct to foreign customers to be completed and included in domestic operations. The sales to our customers outside the U.S. consisted of approximately $5,400 in the year ended April 30, 2015, $4,800 in the year ended April 30, 2014, and $3,205 in the year ended April 30, 2013. Sales from international operations are subject to changes in domestic and foreign laws, regulations and controls. All sales are made in U.S. dollars.

Executive Officers of the Registrant: The following people are executive officers of the registrant:
R. Warren Wagoner, 63 years old, Chairman of the Board of Directors
Clark D. Stewart, 75 years old, President and Chief Executive Officer
Craig D. Stewart, 41 years old, Vice President and Chief Financial Officer
Christopher J. Reedy, 49 years old, Vice President and Secretary

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

Regulatory Matters: Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. government agencies and entities, including but not limited to the Federal Aviation Administration ("FAA") and similar government authorities in our international markets.

Aviation: In the U.S., our aircraft products are required to comply with FAA regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. Internationally, similar requirements exist for airworthiness, installation and operations approvals. These requirements are generally administred by the national aviation authorities of each country.

Raw Materials: We are highly dependent on the availability of essential materials and parts from our suppliers. The most important raw material required for our aerospace products is aluminum (sheet and plate). Alternative sources generally exist for these raw materials. Our raw material and parts are procured from a number of companies.

Suppliers: We are dependent upon the ability of a number of suppliers to meet performance specifications, quality standards and delivery schedules at our anticipated costs. Failure of suppliers to meet commitments could adversely affect production schedules and program/contract profitability, thereby jeopardizing our ability to fulfill commitments to our customers.

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

Major Customers: The termination of contracts with major customers or renegotiation of these contracts at less cost-effective terms could have a materially adverse effect on the Company. Irregularities in financial accounting procedures, financial reporting requirements and regulatory reporting requirements could cause major customers to become unstable and be unable to complete business transactions which could have a materially adverse effect on the Company. We have no "major customers" (10 percent or more of consolidated revenue). During the fiscal year ending April 30, 2015 we derived 18.7% of our revenue from five customers.

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

As a condition to obtaining and maintaining our various gaming approvals, we must submit reports to the Indian Tribe and the respective federal and state regulatory Agencies (each, an "Agency"). Any person owning or acquiring directly or indirectly 5% or more of the Common Stock of the Company (the "Interest") must be found suitable by one or more of the agencies or the Indian Tribes. Any Agency has the authority to require a finding of suitability with respect to any stockholder regardless of the percentage of ownership.

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

Boot Hill Casino, pursuant to its Management Contract with the State of Kansas pays total taxes between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue.  Boot Hill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $2.7 million during fiscal year ended April 30, 2015.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

Corporate:

Our corporate headquarters are located in a 9,000 square foot owned facility for office and storage space at 19920 West 161st Street, in Olathe, Kansas.

Aerospace Products (dollars in thousands):

Butler National Corporation has an office and manufacturing operations at 4654 South Ash Ave, Tempe, Arizona in a 16,110 square foot owned facility.

Butler Avionics, Inc. is located at 280 Gardner Dr., Ste. 3, New Century, Kansas in a 19,500 square foot facility with annual rent of approximately $123.

Avcon Industries, Inc. is located at 714 North Oliver Road, Newton, Kansas, in a 42,700 square foot leased facility of hangar and office space at the municipal airport in Newton, Kansas, at an annual rent of approximately $157.

Butler National Aircraft Certification Center is located at One Aero Plaza, New Century, Kansas in a 36,000 square foot facility with hangar space at the New Century Airport in New Century, Kansas. The annual rent is approximately $48.

Professional Services (dollars in thousands):

BHCMC, LLC is located at 4000 W. Comanche in Dodge City, Kansas in a 60,000 square feet building known as the Boot Hill Casino facility at an annual rent of $4,652 in fiscal year ended April 30, 2014 and $4,698 in fiscal year ended April 30, 2015.

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

Item 3.  LEGAL PROCEEDINGS

BHCMC and BHC Development filed a complaint against Bally Gaming in the United States District Court for the District of Kansas in June 2012.  After hearing the evidence, in March 2014 the jury rendered a verdict in favor of BHCMC and BHC Development in the amount of $1,424.  Bally appealed the verdict.  In February of 2015, BHCMC and BHC Development agreed to accept the sum of $1,324 in satisfaction of the judgment.  This amount was received in February 2015.  BHCMC and BHC Development agreed to return to Bally its system-related equipment which had a book value of $591, resulting in a gain on settlement of $733.

As of July 3, 2015, there are no other significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK (BUKS):

(a)            Market Information: Our shares are exclusively quoted on OTC Pink platform under the symbol "BUKS".

The range of the high and low bid prices per share of the our common stock, for fiscal years 2015 and 2014, as reported by OTC Markets Group, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2015		Year Ended April 30, 2014
	Low	High	Low	High
First quarter	$0.14	$0.20	$0.13	$0.25
Second quarter	$0.15	$0.23	$0.15	$0.25
Third quarter	$0.13	$0.19	$0.09	$0.20
Fourth quarter	$0.14	$0.28	$0.13	$0.25

(b)	Holders: The approximate number of holders of record of our common stock, as of July 3, 2015, was 2,900. The price of the stock as of July 3, 2015 was approximately $0.23 per share.
(c)	Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:

As of July 3, 2015 there were no Convertible Preferred shares or Convertible Debenture notes outstanding.

Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2014 through April 30, 2015	0	$0.00	0

Total	0	$0.00	0

Item 6.  SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition", and with the Consolidated Financial Statements and related Notes included elsewhere in this report.

	Year Ended April 30 (In thousands except per share data)
	2015	2014	2013	2012	2011
Total revenues	$47,062	$47,271	$49,152	$52,719	$46,335

Operating income	$1,319	$1,921	$1,503	$5,486	$2,828

Net income (loss) attributable to Butler National Corporation	$27	$112	$(148)	$1,900	$1,259

Basic earnings per common share	$0.00	$0.00	$0.00	$0.03	$0.02

Selected Balance Sheet Information
Total assets	$41,598	$41,678	$43,860	$40,562	$32,158
Long-term obligations (excluding current maturities)	$6,870	$6,820	$10,155	$8,678	$4,940
Cash dividends declared per common share	None	None	None	None	None

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

Our fiscal year ends on April 30. Fiscal years 2015, 2014 and 2013 consisted of 52 weeks and ended on April 30, 2015, April 30, 2014 and April 30, 2013, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.

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

Aerospace is the legacy part of the Butler National business. Organized over 55 years ago, this business is based upon design engineering and installation innovations to enhance and support products related to airplanes and ground support equipment. These new products included: in the 1960's, aircraft electronic load sharing and system switching equipment, a number of airplane electronic navigation instruments, radios and transponders; in the 1970's, ground based VOR navigation equipment sold worldwide and GPS equipment as we know it today in civilian use; in the 1980's, special mission modifications to business jets for aerial surveillance and conversion of passenger configurations to cargo; in the 1990's, classic aviation support of aging airplanes with enhanced protection of electrical systems through transient suppression devices (TSD), control electronics for military weapon systems and improved aerodynamic control products (Avcon Fins) allowing stability at higher gross weights for additional special mission applications; in the 2000's, improved accuracy of the airspeed and altimeter systems to allow less vertical separation between flying airplanes (RVSM) and acquisition of the JET autopilot product line to support and replace aged electronic equipment in the classic fleet of Learjet airplanes; and in the 2010's, the acquisition of Butler Avionics to provide additional classic airplane support by retrofit of avionics from the past 50 years to modern state of the art equipment for sale worldwide using FAA supplemental type certification to make the installations (STC) acceptable to foreign governments for installation abroad.

Aerospace continues to be a focus for new product design and development. Butler National received FAA approvals of a number of products:  Butler National's newly redesigned rate gyroscope for Learjets; the replacement vertical accelerometer safety device that resolves obsolescence as a key component of the legacy Learjet stall warning systems; Butler National's addition of the GARMIN GTN 650/750 Global Position System Navigator with Communication transceiver in the Learjet Model 30 series and 20 series, Avcon's new cargo/sensor carrying pod that mounts to the bottom of a King Air Model 90 airplane, and the provisions for external stores on a Learjet Model 60 to enable the 60 for consideration as the next Learjet candidate for special mission operations; and noise suppression for Learjet 20 series aircraft. We expect this segment will continue to grow in the future. To address the three to five year business cycles related to the Aerospace industry, in the 1990's, we began providing Professional Services to markets outside the Aerospace industry.

Professional Services

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design ("BCS").

In the early 1990's, management determined that more revenue stable business units were needed to sustain the Company. Members of the Board of Directors had contacts with several American Indian tribes and other members of the Board were associated with gaming operators in Las Vegas.  After enactment of the 1988 Indian Gaming Regulatory Act ("IGRA") we reached out to various Indian tribes with land in the area to explore the opportunities for operations under IGRA. This resulted in the "Stables", an Indian owned casino on Modoc Indian land opened in September 1998 developed and managed by BNSC. The Stables Management Agreement has been available on the website maintained by the National Indian Gaming Commission ("NIGC"). The Stables Management Agreement was subsequently amended by various amendments dated April 30, 2003 (the "First Amendment"), November 30, 2006 (the "Second Amendment"), October 19, 2009 (the "Third Amendment") and September 22, 2011 (the "Fourth Amendment"). The result of the First Amendment, Second Amendment, Third Amendment and Fourth Amendment is to provide that twenty (20%) of net profits from The Stables are distributed to BNSC, to end per the joint venture agreement the participation of the Miami Indian tribe from the business and to extend the duration of the Stables Management Agreement through September 30, 2018. BCS Design assisted with the design, construction and continued refurbishment of the Stables.

From this experience with IGRA and the success of the Indian gaming industry, we determined that the IGRA model may be applicable for state-owned gaming. We spent Butler National Corporation innovation, legal and market development funds to design and encourage the use of an Indian-owned gaming model in the State of Kansas. From these efforts, Kansas enacted the Kansas Expanded Lottery Act (KELA) in 2007 allowing four state-owned casinos to be developed in Kansas. In 2007, BNSC made application to manage a state-owned casino. In 2008, BNSC was awarded a fifteen year term to manage the Boot Hill Casino in Dodge City, Kansas pursuant to a Lottery Gaming Facility Management Contract (the "Boot Hill Casino Management Contract"). The Boot Hill Casino Management Contract was amended on December 29, 2009 (the "First Amendment to the Boot Hill Casino Management Contract") to bring the definition of "Fiscal Year" in line with the fiscal year of BNSC (May 1 to April 30). BHCMC was organized to be the manager of the Boot Hill Casino in Dodge City, Kansas. The casino opened in December 2009.  BCS Design assisted with the design, construction and continued refurbishment of Boot Hill Casino.

The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. The unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine acquisitions, and casino earnings, with minimum exposure to Butler National Corporation. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and provided for 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). In late January 2013, the snack bar was reopened with additional seating and space as the "Cowboy Cafe."  BCS Design assisted with the design, construction and continued refurbishment of Boot Hill Casino.

Results Overview

Our fiscal 2015 revenue decreased 0% to $47.1 million compared to $47.3 million in fiscal 2014.  In fiscal 2015 the Professional Services revenue decreased 1%. There was an increase of 0% in the Aerospace Products revenue in fiscal 2015. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Our fiscal 2015 net income was $27 compared to net income of $112 in fiscal 2014. Earnings per share was $0.00 for fiscal 2015 compared to $0.00 in fiscal 2014. We continue focusing on our margin expansion initiatives, including efficiencies in our implementation and operational processes and controlling general and administrative expenses. The fiscal 2015 operating income was 3%, a decrease from our margin of 4% in fiscal 2014.

RESULTS OF OPERATIONS

Fiscal 2015 compared to Fiscal 2014
(dollars in thousands)	2015	Percent of Total Revenue	2014	Percent of Total Revenue	Percent Change 2014-2015
Revenue:
Professional Services	$30,795	65%	$31,022	66%	(1)%
Aerospace Products	16,267	35%	16,249	34%	0%

Total revenue	47,062	100%	47,271	100%	0%

Costs and expenses:
Cost of Professional Services	18,798	40%	18,843	40%	0%
Cost of Aerospace Products	12,672	27%	12,129	26%	4%
Marketing and advertising	4,323	9%	4,286	9%	1%
Employee benefits	1,825	4%	2,084	4%	(12)%
Depreciation and amortization	2,885	6%	3,495	7%	(17)%
General, administrative and other	5,240	11%	4,513	10%	16%

Total costs and expenses	45,743	97%	45,350	96%	1%
Operating income	$1,319	3%	$1,921	4%	(31)%

Revenue:

Revenue decreased 0% to $47.1 million in fiscal 2015, compared to $47.3 million in fiscal 2014. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design ("BCS"). Revenue from Professional Services decreased 1% to $30.8 million in fiscal 2015 compared to $31 million in fiscal 2014.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 0% to $16.3 million in fiscal 2015 compared to $16.2 million in fiscal 2014. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 1% in fiscal 2015 to $45.7 million compared to $45.3 million in fiscal 2014. Costs and expenses were 97% of total revenue in fiscal 2015, compared to 96% of total revenue in fiscal 2014.

Marketing and advertising expenses as a percent of total revenue was 9% in fiscal 2015, as compared to 9% in fiscal 2014. These expenses increased 1% to $4.3 million in fiscal 2015, from $4.3 million in fiscal 2014. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in fiscal 2015, compared to 4% in fiscal 2014. These expenses decreased 12% to $1.8 million in fiscal 2015, from $2.1 million in fiscal 2014. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 6% in fiscal 2015, compared to 7% in fiscal 2014. These expenses decreased 17% to $2.9 million in fiscal 2015, from $3.5 million in fiscal 2014. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for fiscal 2015 was $1.5 million compared to $1.6 in fiscal 2014.

General, administrative and other expenses as a percent of total revenue was 11% in fiscal 2015, compared to 10% in fiscal 2014. These expenses increased 16% to $5.2 million in fiscal 2015, from $4.5 million in fiscal 2014.

Other income (expense):

Interest and other expenses were $1.1 million in fiscal 2015 compared with interest and other expenses of $1.4 million in fiscal 2014, a decrease of $276, from fiscal 2014 to fiscal 2015. Interest of $900 was related to obligations of BHCMC, LLC. In fiscal 2015, a gain on settlement was recognized in the amount of $733.

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

The following table presents a summary of our operating segment information for fiscal years 2015 and 2014:

(dollars in thousands)	2015	Percent of Revenue	2014	Percent of Revenue	Percent Change 2014-2015
Professional Services
Revenue
Boot Hill Casino	$29,923	97%	$30,144	97%	(1)%
Management/Professional Services	872	3%	878	3%	(1)%
Revenue	30,795	100%	31,022	100%	(1)%

Costs of Professional Services	18,798	61%	18,843	61%	0%
Expenses	10,203	33%	10,361	33%	(2)%
Total costs and expenses	29,001	94%	29,204	94%	(1)%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$1,794	6%	$1,818	6%	(1)%

(dollars in thousands)	2015	Percent of Revenue	2014	Percent of Revenue	Percent Change 2014-2015

Aerospace Products
Revenue	$16,267	100%	$16,249	100%	0%

Costs of Aerospace Products	12,672	78%	12,129	74%	4%
Expenses	4,070	25%	4,017	25%	1%
Total costs and expenses	16,742	103%	16,146	99%	4%

Aerospace Products operating income (loss)	$(475)	(3)%	$103	1%

Professional Services
•	Revenue from Professional Services decreased 1% to $30.8 million in fiscal 2015 from $31.0 million in fiscal 2014. The decrease in Professional Services revenue was driven by decreased revenue in gaming activities of $.2 million.

In fiscal 2015 Boot Hill Casino received gross receipts for the State of Kansas of $40.4 million compared to $40.5 million in fiscal 2014. Mandated fees, taxes and distributions reduced gross receipts by $13.6 million resulting in gaming revenue of $26.8 million in fiscal 2015 compared to $27.2 million in fiscal 2014, a decrease of 1.4%.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, licensed architectural services, food, beverage, and retail from Boot Hill Casino. Gaming related revenue including food, beverage, and retail increased 5% to $3.1 million in fiscal 2015 compared to $3.0 million in fiscal 2014. Professional Services revenue including architectural, engineering and monitoring services decreased 1% to $872 in fiscal 2015 compared to $878 in fiscal 2014.

•	Costs remained constant in fiscal 2015 at $18.8 million compared to $18.8 million in fiscal 2014. Costs were 61% of segment total revenue in fiscal 2015, compared to 61% of segment total revenue in fiscal 2014.

•	Expenses decreased 2% in fiscal 2015 to $10.2 million compared to $10.4 million in fiscal 2014. Expenses were 33% of segment total revenue in fiscal 2015, compared to 33% of segment total revenue in fiscal 2014.

Aerospace Products
•	Revenue increased 0% to $16.3 million in fiscal 2015 compared to $16.2 million in fiscal 2014. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs increased 4% to $12.7 million in fiscal 2015 compared to $12.1 million in fiscal 2014. Costs were 78% of segment total revenue in fiscal 2015, compared to 74% of segment total revenue in fiscal 2014.

•	Expenses increased 1% in fiscal 2015 at $4.1 million compared to $4.0 million in fiscal 2014. Expenses were 25% of segment total revenue in fiscal 2015, compared to 25% of segment total revenue in fiscal 2014.

Fiscal 2014 compared to Fiscal 2013
(dollars in thousands)	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change 2013-2014
Revenue:
Professional Services	$31,022	66%	$35,525	72%	(13)%
Aerospace Products	16,249	34%	13,627	28%	19%

Total revenue	47,271	100%	49,152	100%	(4)%

Costs and expenses:
Cost of Professional Services	18,843	40%	21,090	43%	(11)%
Cost of Aerospace Products	12,129	26%	11,451	23%	6%
Marketing and advertising	4,286	9%	4,223	9%	1%
Employee benefits	2,084	4%	2,161	4%	(4)%
Depreciation and amortization	3,495	7%	3,276	7%	7%
General, administrative and other	4,513	10%	5,448	11%	(17)%

Total costs and expenses	45,350	96%	47,649	97%	(5)%
Operating income	$1,921	4%	$1,503	3%	28%

Revenue:

Revenue decreased 4% to $47.3 in fiscal 2014, compared to $49.2 million in fiscal 2013. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design ("BCS"). Revenue from Professional Services decreased 13% to $31 million in fiscal 2014 compared to $35.6 million in fiscal 2013.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 19% to $16.2 million in fiscal 2014 compared to $13.6 million in fiscal 2013. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

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

Liquidity and Capital Resources (in thousands)

At April 30, 2015, the Company was utilizing three lines of credit totaling $4.5 million. The unused line at April 30, 2015 was $3.0 million. During the current year these funds were primarily used for the purchase of inventory and aircraft modification STC development for the modifications and avionics operations.

We believe the lines of credit will be extended when they become due and do not anticipate the full repayment of these notes in fiscal 2016. Our $1 million line of credit has been extended to August 2015.  Our $2.5 million line of credit matures May 2016. Our $1.0 million line of credit matures May 2016. The lines of credit are collateralized by the first and second positions on all assets of the Company.

At April 30, 2015, there were several notes collateralized by aircraft security agreements totaling $1,396. These notes were used for the purchase and modification of these collateralized aircraft.

There are three notes at a bank totaling $1,142 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is March 2019.

One note totaling $306 remains for real estate purchased in Dodge City, Kansas.

One note collateralized by equipment totals an additional $43.

BHCMC arranged to acquire for ownership by the Kansas Lottery additional gaming machines.  The balance of these financed payables is $895.

In April 2015, we obtained a note at a bank for a total of $5.5 million. The proceeds were used primarily to pay off obligations with BHCI (a non-controlling owner of BHCMC, LLC).

We are not in default of any of our notes as of April 30, 2015 or July 3, 2015.

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

Analysis and Discussion of Cash Flow

During fiscal 2015 our cash position decreased by $66. Net income was $829. Cash flows from operating activities provided $4.0 million. Non-cash activities consisting of depreciation and amortization contributed $4.0 million and 401(k) stock issues contributed $219. Customer deposits and inventories decreased our cash position by $846. Prepaid expenses and other current assets decreased our cash by $1.7 million, while an increase in accounts payable, accrued expenses, and other liabilities increased our cash by an additional $710. We had a gain on settlement of $773.

Cash used in investing activities was $2,359. We invested $912 to purchase aircraft, $93 on aircraft related equipment, $35 on building improvements, $2,253 towards STCs, and $234 to equipment purchases and leasehold improvements at Boot Hill Casino.  We also invested $155 on the Wild West Heritage exhibit in Dodge City, Kansas. We received $1,323 from a settlement.

Cash used in financing activities was $1,693. We reduced our debt by $1,446 and paid down our line of credit by $247.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2015. From fiscal year 2014 to fiscal year 2015 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2016 and 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations:

Tabular Disclosure of Contractual Obligations

Payments Due By Period
 (Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	2 Years FY 2017	3 Years FY 2018	4 Years FY 2019	5 Years FY 2020	Thereafter

Long-term debt	$9,282	$2,412	$2,285	$1,577	$1,576	$1,328	$104

Operating rent obligations	620	250	178	137	40	8	7

BHCR Facility rent obligations	102,563	4,745	4,793	4,841	4,889	4,938	78,357

Promissory notes	1,510	1,510	-	-	-	-	-

TOTAL	$113,975	$8,917	$7,256	$6,555	$6,505	$6,274	$78,468

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

Expected Maturity Date
 (Dollars in thousands)
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Assets
Note receivable:	$-	$-	$-	$-	$-	$-	$-	$-
Variable rate
Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Liabilities
Promissory notes	$1,510	$-	$-	$-	$-	$-	$1,510	$1,510
Long-term debt:	$2,412	$2,285	$1,577	$1,576	$1,328	$104	$9,282	$9,282
Variable rate
Average interest rate	4.6%	4.6%	4.8%	4.8%	5.0%	4.9%	4.7%	4.7%

Interest Payments
Est. interest payments:	$406	$266	$181	$108	$38	$3	$1,002

Scheduled interest payments are calculated on a fixed rate basis, if known, and the remaining interest will be calculated on the average current rate, including imputed interest calculations at 7%.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant are set forth on pages 48 through 64 of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had a change in accountants but no disagreements with accountants.

Item 9A.  CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K and have determined that such disclosure controls and procedures are effective, based on criteria in the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Evaluation of disclosure controls and procedures: Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2015.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2015.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no material changes in the Company internal controls over financial reporting during the three months ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B.  OTHER INFORMATION

We believe all material information is reported on Form 8-K reports.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name of Director, Age and Term	Served Since	Principal Occupation for Last Five Years and Other Directorships
Clark D. Stewart (75) Up for re-election at fiscal year end 2015	1989	President of the Company from September 1, 1989 to present.

R. Warren Wagoner (63) Up for re-election at fiscal year end 2015	1986	Chairman of the Board of Directors of the Company since August 30, 1989. Employee chairman until October 2013.

David B. Hayden (69) Up for re-election at fiscal year end 2017	1996	Co-owner and President of Kings Avionics, Inc. since 1974 prior to its acquisition in 2010. Director since 1996. Consultant since 2011.

Michael J. Tamburelli (52) Up for re-election at fiscal year end 2017	2010
General Manager of the Isle of Capri Kansas City, Missouri 2004-2008, General Manager Boot Hill Casino & Resort 2009-2010, General Manager of Cherokee National Casino, West Siloam Springs, Oklahoma 2010-2011, General Manager Presque Isle Downs, Erie, Pennsylvania 2012-2014. Director of Gaming Operations Apache Casino, Lawton, Oklahoma 2014-2015. Director of Operations St. Jo Frontier Casino 2015 to present. Director since 2010.

Bradley K. Hoffman (41) Up for re-election at fiscal year end 2016	2010	Vice President – Corporate Strategy of ISG Technology, Inc. since 2005. Director since 2010.

The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of stockholders and at special meetings held during the year. The executive officers are as follows:

Name	Age	Position
Clark D. Stewart	75	President and Chief Executive Officer
R. Warren Wagoner	63	Chairman of the Board of Directors
Craig D. Stewart	41	Vice President and Chief Financial Officer
Christopher J. Reedy	49	Vice President and Secretary

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

Audit Committee and Audit Committee Financial Expert of the Company

The current members of the Audit Committee are Mr. David B. Hayden (a non-employee consultant), Mr. Bradley K. Hoffman, and Mr. Tad McMahon. Mr. Hoffman is an independent member under the Nasdaq listing standards. The Audit Committee met five times during fiscal year 2015, excluding actions by unanimous written consent.

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

Audit Committee Report

The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors and oversees the entire audit function including the selection of independent registered public accounting firm. Management has the primary responsibility for the consolidated financial statements and the financial reporting process including internal control over financial reporting and the Company's legal and regulatory compliance. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed with management the audited consolidated financial statements for the year ended April 30, 2015 including a discussion of the acceptability and quality of the accounting principles, the reasonableness of significant accounting judgments and critical accounting policies and estimates, the clarity of disclosures in the consolidated financial statements, and management's assessment and report on internal control over financial reporting. The Audit Committee also discussed with the Chief Executive Officer and Chief Financial Officer their respective certifications with respect to the Company's Annual Report on Form 10-K for the year ended April 30, 2015.

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

Members of the Audit Committee rely without independent verification on the information provided to them and on the representations made by management and the independent registered public accounting firm. In reliance on the reviews and discussions with management and with the independent registered public accounting firm referred to above and the receipt of an unqualified opinion from RBSM, LLP dated July 29, 2015 regarding the audited consolidated financial statements of the Company for the year ended April 30, 2015, the Audit Committee recommended to the Board of Directors (and the Board approved) that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended April 30, 2015 for filing with the Securities and Exchange Commission.

The Audit Committee report is submitted by:

David B. Hayden, Bradley K. Hoffman and Tad McMahon

Item 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS:

Our compensation programs are designed to support our business goals and promote both short-term and long-term growth. This section of the Annual Report on Form 10-K explains how our compensation programs are designed and operate in practice with respect to our listed officers. Our listed officers are the CEO, CFO, Chairman of the Board and a Vice President. There are only four executive officers of Butler National Corporation. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2015, 2014 and 2013.

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

Each element of compensation reflects one or more of these design priorities. In most cases, our employees, including our executive officers, except Mr. Stewart, are employed at will, without employment agreements, severance payment arrangements (except as required by local law), or payment arrangements that would be triggered by a "change in control" of Butler National. Retirement plan programs are broad-based; Butler National does not provide special retirement plans or benefits solely for executive officers.

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

Base Salary

The Compensation Committee establishes executive officers' base salaries at levels that it believes are reasonable for comparable positions. When the Compensation Committee determines the executive officers' base salaries during the first quarter of the year, the Compensation Committee takes into account each officer's role and level of responsibility at the company. In general, executive officers with the highest level and amount of responsibility have received the highest base salaries. The Compensation Committee met in November 2014. They considered the current economic conditions and determined any compensation changes to be made in fiscal 2016.

PAY COMPONENT	BRIEF DESCRIPTION
Base salary	Described in detail in separate paragraph above titled Base Salary.
Annual and semiannual incentive cash payments	Paid as discretionary cash bonuses to individual employees for outstanding performance of a task.
Equity grants/option awards	No Option Awards have been granted since 2011. Option Awards are granted by the Compensation Committee to align management objective toward improved earnings and retention of the management team.
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
0 / 125,000(b)
0 / 125,000(c)

The unexercised options at April 30, 2015 listed in the table above have an exercise price of $0.49 and will expire on December 31, 2020. The options were granted under and are expressly subject to all the terms and provisions of the Plans, and the terms of such Plans are incorporated herein by reference. The terms are included but not limited to the following restrictions:

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

Performance Measures and Decision-Making Process for Fiscal Year 2015

The Compensation Committee set base salaries for executive officers for fiscal 2015 in April 2014.

The performance measures used by the Compensation Committee in determining executive compensation for fiscal year 2015 were:

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

The CEO provided the entire Board of Directors with an assessment of his own performance with respect to the performance measures listed above, which the Board considered in its assessment of his performance for fiscal year 2014. The CEO reviewed the performance of the other executive officers (except the Chairman) with the Compensation Committee and made recommendations regarding the components of their compensation.

Before making its compensation decisions, the Compensation Committee discussed levels of compensation for the Chairman, the CEO and the other executive officers with the full Board of Directors in an executive session.

Determination of CEO and Executive Officer Compensation

In fiscal year 2014, Butler National Corporation did reach projected levels of revenue, profit from operations, operating margin and operating cash flow.

With regard to progress toward strategic goals, BNC improved its products and technology positions and strengthened its relationships with customers.

Taking into account Company performance, both absolute and relative to competition and the executive officers' contribution to that performance, the Compensation Committee set its targeted compensation levels so as to be commensurate with that relative performance. The Compensation Committee made the following determinations for fiscal year 2015 with respect to each component of compensation for the CEO and his existing contract and the other executive officers:

Base Salary - In keeping with its strategy, the Compensation Committee base salary decisions for fiscal year 2015 were generally intended to provide salaries somewhat lower than the median level of salaries for similarly situated executives of the comparator companies.

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

Compensation Committee
Mr. R. Warren Wagoner (effective November 2014)
Mr. Michael J. Tamburelli
Mr. Bradley K. Hoffman

Executive Compensation

SUMMARY

The following table below sets forth certain compensation information concerning the Chief Executive Officer, Vice President, and our two additional most highly compensated executive officers for the fiscal years ended April 30, 2015, 2014 and 2013. Our listed officers are the CEO, Chairman of the Board, CFO, and Vice President. There are only four executive officers of Butler National Corporation. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2015, 2014 and 2013:

Summary Compensation Table
(dollars in thousands)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards and Stock Appreciation Rights ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(1)	Total ($)(2)
Clark D. Stewart, CEO	2015	458	---	---	---	---	---	79	537
President and Director	2014	396	---	---	---	---	---	46	442
	2013	477	9	---	---	---	---	39	525

R. Warren Wagoner	2015	---	---	---	---	---	---	---	---
Director - Chairman	2014	75	---	---	---	---	---	10	85
of the Board	2013	269	5	---	---	---	---	15	289

Craig D. Stewart	2015	246	---	---	---	---	---	40	286
Vice President and	2014	210	---	---	---	---	---	46	256
Chief Financial Officer	2013	214	6	---	---	---	---	44	264

Christopher J. Reedy	2015	244	10	---	---	---	---	23	277
Vice President and	2014	227	---	---	---	---	---	23	250
Secretary	2013	230	23	---	---	---	---	26	279

All Other Compensation (dollars in thousands):
Name	Year	Airplane and Automobile Usage ($)	Health Benefits ($)	Memberships ($)	Matching Contributions to 401(k) (3) ($)
Clark D. Stewart	2015	7	45	11	16
R. Warren Wagoner	2015	---	---	---	---
Craig D. Stewart	2015	---	16	10	14
Christopher J. Reedy	2015	---	5	3	15

(1)	All Other Compensation includes the amounts in the tables above.

(2)	All benefits are provided for in the tables, summaries, and footnotes above. We did not participate in any of the following transactions and such items are therefore not reported in table format: Equity Award Table, Pension Benefit Table, and Nonqualified Deferred Compensation Table.

(3)	Includes catch-up contribution made by the employee and matched by the Company.

OPTION GRANTS, EXERCISES AND HOLDINGS

All options are exerciseable. The stock price must obtain a closing market price at or above $0.92, which is four times the market price of $0.23 per share on July 3, 2015.

No options were granted to any named executive officer in the last fiscal year.

The following table provides information with respect to the named executive officers concerning options exercised and unexercised options held as of the end of the our last fiscal year:

Outstanding Equity Awards at Fiscal Year End

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

The unexercised options at April 30, 2015 listed in the table above have an exercise price of $0.49 and will expire on December 31, 2020. The options were granted under and are expressly subject to all the terms and provisions of the Plans, and the terms of such Plans are incorporated herein by reference. The terms are included but not limited to the following restrictions:

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

COMPENSATION OF DIRECTORS

Each non-officer director is entitled to a director's fee of $5 per quarter. The Chairman receives an additional $5 per quarter.

Director Compensation Table
(dollars in thousands)
Name of Director	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
R. Warren Wagoner	$40	$--	$--	$40
David B. Hayden	20	--	--	20
Michael J. Tamburelli	20	--	--	20
Bradley K. Hoffman	20	--	--	20

Fees of $20 were paid to Michael Tamburelli, David Hayden, and Bradley Hoffman in fiscal 2014. Fees of $20 were paid to the Chairman in fiscal 2014.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

On April 30, 2001, the Company extended the Employment Agreement through August 31, 2006 with Clark D. Stewart under the terms of which Mr. Stewart was employed as the President and Chief Executive Officer of the Company. On February 24, 2009 the Company extended the Employment Agreement with Mr. Stewart with the terms as currently provided including annual increases of 5% through December 31, 2022. In the event Mr. Stewart is terminated from employment with the Company other than "for cause," Mr. Stewart shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the Employment Agreement. Mr. Stewart is also granted an automobile allowance of six hundred dollars per month which is reported by us as Salary Expense and to Mr. Stewart as Wages. Under the terms of the Employment Agreement with Mr. Stewart, the Company is obligated to pay company related expenses and salary. Included in accrued liabilities are $209 and $119 as of April 30, 2015, and 2014 respectively for amounts owed to our CEO for accrued compensation.

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

In the normal course of business we purchased business system components of $4,  $50, and $47 from ISG, the employer of Bradley Hoffman, a director of Butler National Corporation during fiscal 2015, 2014 and 2013 respectively.

We paid consulting fees of $135, $135, and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2015, 2014, and 2013, respectively.

Included in accrued liabilities are $209 and $119 as of April 30, 2015, and 2014 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2015, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, Vice President and Chief Financial Officer, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $219, $286 and $179, respectively, for fiscal 2015, $204, $256 and $171, respectively, for fiscal 2014, and $209, $264 and $173 respectively, for fiscal 2013.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, with respect to the Company common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company voting securities as of July 3, 2015.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Clark D. Stewart	5,348,458	(2)	8.5%
19920 West 161st Street
Olathe, Kansas 66062

R. Warren Wagoner	4,482,994	(3)	7.1%
19920 West 161st Street
Olathe, Kansas 66062

(1)	Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power. The beneficial ownership includes the shares held in the Butler National 401(k) Profit Sharing Plan for the benefit of the individual.

(2)	Includes 1,855,464 shares which may be acquired by Mr. Stewart pursuant to the exercise of stock options which are exercisable.

(3)	Includes 390,000 shares which may be acquired by Mr. Wagoner pursuant to the exercise of stock options which are exercisable.

The following table sets forth as of April 30, 2015, with respect to the Company common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of April 30, 2015.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Clark D. Stewart	5,348,458	(2)	8.5%
R. Warren Wagoner	4,482,994	(3)	7.1%
Craig D. Stewart	1,793,077	(4)	2.9%
Christopher J. Reedy	1,420,942	(5)	2.3%
David B. Hayden	1,732,225	(6)	2.8%
Michael J. Tamburelli	375,000	(7)	0.6%
Bradley K. Hoffman	375,000	(8)	0.6%

All Directors and Executive Officers as a Group (7 persons)	15,527,696	(9)	24.8%

(1)	Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct and beneficial ownership as shown in the table arises from sole voting power and sole investment power.
(2)	Includes 1,855,464 shares, which may be acquired by Mr. Stewart pursuant to the exercise of stock options, which are exercisable.
(3)	Includes 390,000 shares, which may be acquired by Mr. Wagoner pursuant to the exercise of stock options, which are exercisable.
(4)	Includes 450,000 shares, which may be acquired by Mr. Stewart pursuant to the exercise of stock options, which are exercisable.
(5)	Includes 390,000 shares, which may be acquired by Mr. Reedy pursuant to the exercise of stock options, which are exercisable.
(6)	Includes 375,000 shares, which may be acquired by Mr. Hayden pursuant to the exercise of stock options, which are exercisable.
(7)	Includes 375,000 shares, which may be acquired by Mr. Tamburelli pursuant to the exercise of stock options, which are exercisable.
(8)	Includes 375,000 shares, which may be acquired by Mr. Hoffman pursuant to the exercise of stock options, which are exercisable.
(9)	Includes 4,210,464 shares for all directors and executive officers as a group, which may be acquired pursuant to the exercise of stock options, which are exercisable.

The Company does not have any equity compensation plans which have not been approved by the stockholders.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	7,262,064	$0.49	0	(1)

Equity compensation plans not approved by stockholders	0	0.00	0
Total	7,262,064	$0.49	0

(1)	See Note 5 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

R. Warren Wagoner, Michael J. Tamburelli, and Bradley K. Hoffman are independent Directors under the Nasdaq listing standards.

In the normal course of business we purchased business system components of $4, $50, and $47 from ISG, the employer of Bradley Hoffman, a director of Butler National Corporation during fiscal 2015, 2014 and 2013 respectively.

We paid consulting fees of $135, $135, and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2015, 2014, and 2013, respectively.

Included in accrued liabilities are $209 and $119 as of April 30, 2015, and 2014 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2015, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, Vice President and Chief Financial Officer, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $219, $286 and $179, respectively, for fiscal 2015, $204, $256 and $171, respectively, for fiscal 2014, and $209, $264 and $173 respectively, for fiscal 2013.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fee Type	Fiscal 2015	Fiscal 2014
Audit fees (a)	$137	$128
Audit related fees (b)	14	16
Tax fees (c)	17	16
All other fees (d)	-	-
Total	$168	$160

(a)	Includes fees billed for professional services rendered in connection with the audit of the annual financial statements and for the review of the quarterly financial statements.

(b)	Includes fees billed for professional services rendered in connection with assurance and other activities not explicitly related to the audit of Company financial statements, including the audits of Company employee benefit plans, contract compliance reviews and accounting research.

(c)	Includes fees billed for domestic tax compliance and tax audits, corporate-wide tax planning and executive tax consulting and return preparation.

(d)	Includes fees billed for financial systems design and implementation services.

The Audit Committee has adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to the Company by its independent auditor. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by RBSM, LLP for fiscal 2016. Each year stockholders are asked to affirm the selection of the auditor by a vote requested in the proxy.

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

10.18	Lease between Butler National Service Corporation and BHC Development, L.C., dated April 30, 2009, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended January 31, 2013.

10.19	Legal Description Lot 1 in future replat of Mariah Center, incorporated by reference to Exhibit 10.2 of our Form 10-Q for the period ended January 31, 2013.

10.20	Legal Description Lot 2 in a future replat of Mariah Center, incorporated by reference to Exhibit 10.3 of our Form 10-Q for the period ended January 31, 2013.

10.21	Bill of Sale, dated April 30, 2013, by and among Butler National Services, Inc. and Beadle Enterprises LLC, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 2, 2013.

10.22	Promissory Note, dated April 1, 2013, by and among Butler National Corporation and Industrial State Bank, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on April 5, 2013.

10.23	Promissory Note, dated April 29, 2015, by and among BHCMC, L.L.C. and KS StateBank.

14	Standards of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Company's Form 10-K for the year ended April 30, 2008.

21	List of Subsidiaries.

23.1	Consent of Independent Public Accountants RBSM, LLP.

23.2	Consent of Independent Public Accountants L.L. Bradford and Company, LLC.

31.1	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Reform Act of 1995.

101
The following financial information from the Company's Annual Report on Form 10-K for the year ended April 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) includes; (i) Consolidated Balance Sheets as of April 30, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended April 30, 2015, 2014 and 2013; (iii) Consolidated Statements of Stockholders' Equity for the years ended April 30, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended April 30, 2015, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

* Relates to management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 29, 2015

BUTLER NATIONAL CORPORATION

/s/ Clark D. Stewart
Clark D. Stewart, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Clark D. Stewart	President, Chief Executive Officer and Director	July 29, 2015
Clark D. Stewart	(Principal Executive Officer)

/s/ Craig D. Stewart	Chief Financial Officer	July 29, 2015
Craig D. Stewart	(Principal Accounting Officer)

/s/ R. Warren Wagoner	Chairman of the Board and Director	July 29, 2015
R. Warren Wagoner

/s/ David B. Hayden	Director	July 29, 2015
David B. Hayden

/s/ Michael J. Tamburelli	Director	July 29, 2015
Michael J. Tamburelli

/s/ Bradley K. Hoffman	Director	July 29, 2015
Bradley K. Hoffman

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Butler National Corporation
Olathe, Kansas

We have audited the accompanying consolidated balance sheet of Butler National Corporation as of April 30, 2015 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended April 30, 2015.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated balance sheet of Butler National Corporation as of April 30, 2015 and the consolidated results of its operations, stockholders' equity, and cash flows for the year ended April 30, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ RBSM, LLP
Leawood, Kansas
July 29, 2015

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Butler National Corporation
Olathe, Kansas

We have audited the accompanying consolidated balance sheets of Butler National Corporation as of April 30, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the years ended April 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Butler National Corporation as of April 30, 2014 and 2013 and the consolidated results of its operations, stockholders' equity, and cash flows for each of the two years in the years ended April 30, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ L. L. Bradford & Company, LLC
Leawood, Kansas
July 29, 2014

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2015 AND 2014
(in thousands, except per share data)

	April 30, 2015	April 30, 2014
ASSETS
CURRENT ASSETS:
Cash	$6,195	$6,261
Accounts receivable	1,724	3,109
Inventories
Raw materials	5,277	5,102
Work in process	1,364	1,090
Finished goods	396	144
Total Inventory	7,037	6,336
Prepaid expenses and other current assets	862	825
Total current assets	15,818	16,531

PROPERTY, PLANT AND EQUIPMENT:
Land and building	4,071	4,044
Aircraft	7,493	6,723
Machinery and equipment	3,612	3,535
Office furniture and fixtures	5,396	6,447
Leasehold improvements	4,081	4,060
	24,653	24,809
Accumulated depreciation	(13,473)	(12,140)
Total property, plant and equipment	11,180	12,669

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $2,975 at April 30, 2015 and $2,841 at April 30, 2014)	5,863	3,744

OTHER ASSETS:
Deferred tax asset	1,197	1,335
Other assets (net of accumulated amortization of $4,050 at April 30, 2015 and $2,520 at April 30, 2014)	7,540	7,399
Total other assets	8,737	8,734
Total assets	$41,598	$41,678

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$1,510	$1,757
Current maturities of long-term debt	2,412	3,908
Accounts payable	1,874	1,375
Customer deposits	837	982
Gaming facility mandated payment	1,299	1,267
Compensation and compensated absences	1,294	1,122
Other current liabilities	100	93
Total current liabilities	9,326	10,504

LONG-TERM DEBT, NET OF CURRENT MATURITIES:	6,870	6,820
Total liabilities	16,196	17,324

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5:
Authorized 50,000,000 shares, all classes
Designated Classes A and B 200,000 shares
$100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01:authorized 100,000,000 shares issued and outstanding 62,860,098 shares at April 30, 2015 and 61,493,092 at April 30, 2014	628	614
Capital contributed in excess of par	13,487	13,282
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained earnings	8,161	8,134
Total stockholders' equity Butler National Corporation	21,544	21,298
Noncontrolling interest in BHCMC, LLC	3,858	3,056
Total stockholders' equity	25,402	24,354
Total liabilities and stockholders' equity	$41,598	$41,678
The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2015, 2014, AND 2013
(in thousands, except per share data)

	2015	2014	2013
REVENUES:
Professional Services	$30,795	$31,022	$35,525
Aerospace Products	16,267	16,249	13,627
Total revenues	47,062	47,271	49,152

COSTS AND EXPENSES:
Cost of Professional Services	18,798	18,843	21,090
Cost of Aerospace Products	12,672	12,129	11,451
Marketing and advertising	4,323	4,286	4,223
Employee benefits	1,825	2,084	2,161
Depreciation and amortization	2,885	3,495	3,276
General, administrative and other	5,240	4,513	5,448
Total costs and expenses	45,743	45,350	47,649

OPERATING INCOME	1,319	1,921	1,503

OTHER INCOME (EXPENSE):
Interest expense	(1,141)	(1,417)	(1,521)
Other income (expense), net	16	43	11
Gain on settlement	773	-	-
Total other income (expense)	(352)	(1,374)	(1,510)

INCOME (LOSS) BEFORE INCOME TAXES	967	547	(7)

PROVISION FOR INCOME TAXES
Deferred income tax (benefit)	138	(33)	(136)
Provision (benefit) for income taxes	-	66	(680)
NET INCOME	829	514	809
Net income attributable to noncontrolling interest in BHCMC, LLC	(802)	(402)	(957)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$27	$112	$(148)

BASIC EARNINGS PER COMMON SHARE	$.00	$.00	$.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	62,260,098	60,893,092	59,014,594

DILUTED EARNINGS PER COMMON SHARE	$.00	$.00	$.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	62,260,098	60,893,092	59,014,594

The accompanying notes are an integral part of these financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED April 30, 2015, 2014 AND 2013
(dollars in thousands)

	Common Stock	Common Stock Owed but Not Issued	Capital Contributed in Excess of Par	Treasury Stock at Cost	Retained Earnings	Total Stockholders' Equity Butler National Corporation	Noncontrolling Interest in BHCMC, LLC	Total Stockholders' Equity

BALANCE, April 30, 2012	$579	$3	$12,567	$(732)	$8,170	$20,587	$2,017	$22,604
Issuance of stock for services and other	2	(3)	91	-	-	-	-	90

Stock options issued to employees and directors	-	-	110	-	-	110	-	110

BHCMC distribution noncontrolling member	-	-	-	-	-	-	(320)	(320)

Issuance of stock benefit plan	15	-	266	-	-	281	-	281

Net income	-	-	-	-	(148)	(148)	957	809

BALANCE, April 30, 2013	596	-	13,034	(732)	8,022	20,920	2,654	23,574
Stock options issued to employees and directors	-	-	22	-	-	22	-	22

Issuance of stock benefit plan	18	-	226	-	-	244	-	244

Net income	-	-	-	-	112	112	402	514

BALANCE, April 30, 2014	614	-	13,282	(732)	8,134	21,298	3,056	24,354

Issuance of stock benefit plan	14	-	205	-	-	219	-	219

Net income	-	-	-	-	27	27	802	829

BALANCE, April 30, 2015	$628	$-	$13,487	$(732)	$8,161	$21,544	$3,858	$25,402

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED April 30, 2015, 2014, AND 2013
(dollars in thousands)
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$829	$514	$809
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	4,032	4,481	3,528
Stock issued for services	-	-	90
Stock options issued to employees and directors	-	22	110
Stock issued for benefit plan	219	244	281
Gain and loss on disposal of other assets	-	(36)	-
Gain on settlement	(773)	-	-
Deferred income tax asset	138	(33)	(136)

Changes in assets and liabilities
Accounts receivable	1,385	(273)	892
Income tax receivable	-	1,395	(1,395)
Inventories	(701)	(772)	207
Prepaid expenses and other current assets	(1,708)	(1,178)	(518)
Accounts payable	499	(133)	340
Customer deposits	(145)	789	(822)
Accrued liabilities	172	77	(344)
Gaming facility mandated payment	32	(70)	56
Other liabilities	7	(26)	(88)
Net cash provided by operating activities	3,986	5,001	3,010

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,682)	(290)	(8,159)
Proceeds from settlement	1,323	-	-
Net cash used in investing activities	(2,359)	(290)	(8,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings promissory notes, net	(247)	380	915
Borrowings of long-term debt	7,587	1,070	5,780
Repayments of long-term debt	(9,033)	(5,048)	(3,509)
Distribution to noncontrolling member	-	-	(320)
Net cash (used in ) provided by financing activities	(1,693)	(3,598)	2,866

NET INCREASE (DECREASE) IN CASH	(66)	1,113	(2,283)

CASH, beginning of year	6,261	5,148	7,431

CASH, end of year	$6,195	$6,261	$5,148

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,141	$1,419	$1,520
Income taxes paid (refund)	$-	$(1,329)	$762

NON CASH OPERATING ACTIVITY
Non cash stock issued for services	$-	$-	$90
Non cash stock options issued to employees and directors	$-	$22	$110
Non cash stock issued for benefit plan	$219	$244	$281

The accompanying notes are an integral part of these financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.	NATURE OF OPERATIONS, ORGANIZATION:

The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned active subsidiaries, Avcon Industries, Inc., AVT Corporation, BCS Design, Inc., Butler National Services, Inc. (sold May 1, 2013), Butler National Service Corporation, Butler National Corporation-Tempe, Butler Avionics, Inc., Butler National, Inc., Butler Temporary Services, Inc., Kansas International Corporation, Kansas International DDC, LLC, Wild West Heritage Foundation, Inc., and a majority owned subsidiary, BHCMC, LLC (collectively, The Company). All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year end of the Company is April 30.

Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas facility. Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, and stability enhancing modifications. Butler Avionics sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems). Butler National Inc. acquires airplanes, principally Learjets, to refurbish and sell. Butler National Corporation-Tempe is primarily engaged in the manufacture of airborne switching units used in Boeing McDonnell Douglas aircraft, electronic upgrades for classic weapon control systems used by the military and transient suppression devices for Boeing Classic aircraft. Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988. BHCMC, LLC is majority-owned and provides management services for the Boot Hill Casino under a management agreement with the State of Kansas. BCS Design provides professional architectural services.

a)	Accounts receivable: Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Allowance for doubtful accounts are calculated on the historical write-off of doubtful accounts of the individual subsidiaries. Invoices are generally considered a doubtful account if no payment has been made in the past 90 days. We review these policies on a quarterly basis, and based on these reviews, we believe we maintain adequate reserves. At April 30, 2015 and 2014, the allowance for doubtful accounts was $81 and $72 respectively.

b)	Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements.

c)	Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of our products.

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence we consider inventory that has been inactive for three years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At April 30, 2015 and 2014, the estimate of obsolete inventory was $1,126 and $1,381 respectively.

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

e)	Long-Lived Assets: The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, formerly SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.

f)	Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $3,635 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417, and miscellaneous other assets of $1,038. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024. There is no assurance of the Management Contract renewal. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is being amortized over a period of 15 years.

Other assets net values are as follows:

(dollars in thousands)	2015	2014

Privilege fee	$5,500	$5,500
Less amortized costs	1,410	987
Privilege fee balance	$4,090	$4,513

Intangible gaming equipment	$3,635	$2,252
Less amortized costs	1,961	948
Intangible gaming equipment balance	$1,674	1,304

JET autopilot intellectual property	$1,417	$1,417
Less amortized costs	679	585
JET autopilot balance	$738	$832

g)	Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenues being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through costs of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. Consultant costs, as shown below, include costs of engineering, legal and aircraft specialists. STC capitalized costs are as follows:

(dollars in thousands)	2015	2014

Direct labor	$1,709	$1,033
Direct materials	2,336	1,833
Consultant costs	1,922	1,922
Overhead	2,871	1,797
	8,838	6,585
Less-amortized costs	2,975	2,841
STC balance	$5,863	$3,744

h)	Revenue Recognition: Generally, we perform aircraft modifications under fixed-price contracts. Revenue from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor incurred compared to total estimated direct labor and material costs. Each quarter our management reviews the progress and performance of our significant contracts. Based on this analysis, any adjustment to sales, cost of sales and/or profit is recognized as necessary in the period they are earned. Changes in estimates of contract sales, cost of sales and profits are recognized using a cumulative catch-up, which is recognized in the current period of the cumulative effect of the change on current or prior periods. Revenue for off-the-shelf items and aircraft sales is recognized on the date of sale.

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

i)	Slot Machine Jackpots: If the casino is not required to make payment of the jackpot (i.e. the incremental amount on a progressive machine) due to legal requirements, the jackpot is accrued as the obligation becomes unavoidable. This liability is accrued over the time period in which the incremental progressive jackpot amount is generated with a related reduction in casino revenue. No liability is accrued with respect to the base jackpot.

j)	Advanced Payments and Billings in Excess of Costs Incurred: We receive advances, performance-based payments and progress payment from customers which may exceed costs incurred on certain contracts. We classify advance payments and billings in excess of costs incurred, other than those reflected as a reduction of contracts in process, as current liabilities.

k)	Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year. Stock options have been considered in the dilutive earnings per share calculation.

The computation of the Company basic and diluted earnings per common share is as follows:

(in thousands, except per share data)	2015	2014	2013

Net income (loss) attributable to Butler National Corporation	$27	$112	$(148)
Weighted average common shares outstanding	62,260,098	60,893,092	59,014,594
Dilutive effect of non-qualified stock option plans	-	-	-
Weighted average common shares outstanding, assuming dilution	62,260,098	60,893,092	59,014,594
Potential common shares if all options were exercised and shares issued	69,522,162	68,155,156	66,281,237
Basic earnings per common share	$.00	$.00	$.00
Diluted earnings per common share	$.00	$.00	$.00

l)	Stock-based Compensation: The Company accounts for stock-based compensation under ASC Topic 505-50, formerly SFAS No. 123R, "Share-Based Payment" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

m)	Income Taxes: Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expense items are recognized for financial reporting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of deferred tax assets and liabilities give recognition to enacted tax rates in effect in the year the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that we expect to realize.

n)	Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2015 we had $2,250 in bank deposits that exceeded the federally insured limits.

o)	Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.

p)	Research and Development: We invested in research and development activities. The amount invested in the year ended April 30, 2015 and 2014 was $2,048 and $1,765 respectively.

q)	Recent Accounting Pronouncements: We do not believe there are any recently issued accounting standards that have not yet been adopted that will have a material impact on the Company's financial statements.

r)	Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years.

Rest of page intentionally left blank.

2.	DEBT:

Principal amounts of debt at April 30, 2015 and 2014, consist of the following (in thousands):

Promissory Notes	2015	2014

Bank line of credit, available LOC $1.0 million interest at prime plus 2% (7.0% at April 30, 2015 - with a floor of 7%) due August 2015, collateralized by a first or second position on all assets of the Company.	$700	$908

Bank line of credit, available LOC $2.5 million interest at 6% due May 2016, collateralized by a first or second position on all assets of the Company.	656	699

Bank line of credit, available LOC $1.0 million interest at 3.4% due May 2016, collateralized by real estate.	154	150
	$1,510	$1,757
Long-Term Debt
Note payable, interest at 6% due February 2016 collateralized by Aircraft Security Agreements.	$314	$671

Note payable, interest at 6% due April 2017 collateralized by Aircraft Security Agreements.	159	232

Note payable, interest at 6.25% due September 2017 collateralized by Aircraft Security Agreements.	249	342

Note payable, interest at 5.75% due January 2020 collateralized by Aircraft Security Agreements	674	-

Note payable, interest at bank prime (3.36% at April 30, 2015) due August 2019, collateralized by real estate.	253	312

Note payable, interest at bank prime (3.36% at April 30, 2015) due March 2019, collateralized by real estate.	261	323

Note payable, interest at bank prime (2.68% at April 30, 2015) due March 2019, collateralized by real estate.	628	788

Note payable, interest at 6.25%, due June 2016, collateralized by real estate.	306	320

Note payable, interest at 4.89% due May 2020, collateralized by all of BNSC's assets and compensation due under the State Management contract.	5,500	-

Obligation of BHCMC, LLC to its noncontrolling owner with interest at 12.0%, paid off in April 2015.	-	1,900

Obligation of BHCMC, LLC to its noncontrolling owner with interest at 15.0%, paid off in April 2015.	-	4,634

Obligations of BHCMC, LLC due May 2015 and December 2016 with interest rates at 3.5%.	895	1,126

Other notes payable, due April 2016 with interest at 5.8%.	43	80

	9,282	10,728
Less: Current maturities	2,412	3,908
	$6,870	$6,820

Maturities of long-term debt are as follows:

Year Ending April 30	Amount
2016	$2,412
2017	2,285
2018	1,577
2019	1,576
2020	1,328
Thereafter	104
$9,282

Financial and Other Covenants
We are in compliance with our covenants at April 30, 2015.

3.	INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2015 and 2014 are as follows (in thousands):

	April 30, 2015	April 30, 2014
Deferred tax liabilities:
Depreciation	$(178)	$(352)

Deferred tax assets:
Accounts receivable allowance	28	28
Inventory and other allowances	1,154	1,548
Vacation accruals	117	111
NOL carryforward	76	-
Total gross deferred tax assets	1,375	1,687
Less valuation allowance	-	-
Net deferred tax assets	$1,197	$1,335

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	April 30, 2015	April 30, 2014
Statutory federal income tax rate (benefit) expense, net of noncontrolling interest	34.0%	34.0%
State income tax net of federal benefits	0.0%	0.0%
Permanent tax	59.15%	26.9%
Other	(9.71)%	(38.0)%
	83.44%	22.9%

Income tax expense:
Deferred income tax (benefit)	$138	$(33)
Current income tax (benefit)	-	66
Total income tax expense (benefit)	$138	$33

Current income tax expense (benefit) of $0 and $66 are comprised of $0 and $66 in federal income tax and $0 and $0 in state income tax for the years ended April 30, 2015 and 2014, respectively.

The Company has accrued (refundable) income taxes due to federal and state taxing authorities of approximately $0 and $0 for the years ended April 30, 2015 and 2014, respectively.

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

Common Stock Transactions

During the year ended April 30, 2015, we issued 1,367,006 shares valued at $219 as the match to the Company 401(k) plan.

During the year ended April 30, 2014, we issued 1,873,919 shares valued at $244 as the match to the Company 401(k) plan.

During the year ended April 30, 2013, we issued 1,476,259 shares valued at $281 as the match to the Company 401(k) plan.

During the year ended April 30, 2013, we issued - shares of Company common stock at a value of $90 for marketing and consulting services.

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

We used the Black-Scholes model to value the options and used assumptions of ultimately how many option shares would vest based on our experience. The value of the option shares is $684 and has been expensed over the vesting term using active employment to determine monthly expense. For the fiscal year ended April 30, 2015 and April 30, 2014 we expensed $0 and $22, respectively. The fair value of the option shares used the following weighted average assumptions: Strike Price $1.36; Stock Price $0.49; Volatility 125%; Term 3.1 years; Dividend yield 0% and Interest Rate 1.01%.

A summary of stock options and warrants is as follows:

	2015	2014	2013
Options exercisable at April 30	0	0	0
Weighted average fair value per share options granted per year	$0.49	$0.49	$0.49

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contract Life	Weighted Average Exercise and Outstanding Price
$0.49	0	.7 years	$0.49

	Options	Average Price

Outstanding beginning 04/30/2012	7,262,064	$0.49
Expired	-	-
Expired	-	-
Exercised	-	-
Outstanding ending 04/30/2013	7,262,064	$0.49

Outstanding beginning 04/30/2013	7,262,064	$0.49
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding ending 04/30/2014	7,262,064	$0.49

Outstanding beginning 04/30/2014	7,262,064	$0.49
Granted	-	-
Expired	-	-
Exercised	-	-
Outstanding ending 04/30/2015	7,262,064	$0.49

6.	COMMITMENTS:

Lease and Rent Commitments (in thousands).

We lease and rent space with initial terms of three (3) years, (5) years, ten (10) years, and twenty five (25) years. Total rental expense incurred for the years ended April 30, 2015, 2014, and 2013, was $5,030, $4,983 and $5,012 respectively.

Minimum lease and rent agreement commitments under noncancellable operating leases and rental agreements for the next five (5) years are as follows:

Year Ending April 30	Amount
2016	$4,995
2017	4,971
2018	4,978
2019	4,929
2020	4,946
$24,819

7.    CONTINGENCIES:

BHCMC and BHC Development filed a complaint against Bally Gaming in the United States District Court for the District of Kansas in June 2012.  After hearing the evidence, in March 2014 the jury rendered a verdict in favor of BHCMC and BHC Development in the amount of $1,424.  Bally appealed the verdict.  In February of 2015, BHCMC and BHC Development agreed to accept the sum of $1,324 in satisfaction of the judgment.  This amount was received in February 2015.  BHCMC and BHC Development agreed to return to Bally its system-related equipment which had a book value of $591, resulting in a gain on settlement of $733.

8.    RELATED-PARTY TRANSACTIONS:

In the normal course of business we purchased business system components of $4, $50, and $47 from ISG, the employer of Bradley Hoffman, a director of Butler National Corporation during fiscal 2015, 2014 and 2013 respectively.

We paid consulting fees of $135, $135, and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2015, 2014, and 2013, respectively.

Included in accrued liabilities are $209 and $119 as of April 30, 2015 and 2014 respectively for amounts owed to our CEO for accrued compensation.

Included in accounts receivable at April 30, 2015 and 2014 is $780 owed to us by the noncontrolling company of BHCMC, LLC for costs incurred on their behalf.

In fiscal 2015, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, Vice President and Chief Financial Officer, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $219, $286 and $179, respectively, for fiscal 2015, $204, $256, and $171, respectively, for fiscal 2014, and $209, $264, and $173 respectively, for fiscal 2013.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

9.    401(k) SAVINGS PLAN

We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however there are only two entry dates per calendar year. The Plan may match subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6% of the employee's salary. Employees are 100 percent vested in the employer's contributions immediately. Our matching contribution, as approved by the Board of Directors was paid in common stock of the Company.  The contribution amount was valued at the market price of the stock contributed in 2015, 2014, and 2013 was approximately $219, $244, and $281 respectively

10.            INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:

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

In September 2010 we expanded this division by the acquisition of Kings Avionics, Inc., now known as Butler Avionics, Inc. The acquisition of Butler Avionics allowed us to transition into the new technology available in avionics. Butler Avionics sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems). These systems are flight display systems which include intuitive touchscreen controls with large display to give users unprecedented access to high-resolution terrain mapping, graphical flight planning, geo-referenced charting, traffic display, satellite weather and much more. Butler Avionics is also recognized nationwide for its troubleshooting and repair work particularly on autopilot systems.

Professional Services:

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state-owned casino" and to The Stables, an "Indian-owned casino".

Year ended April 30, 2015	Professional Services	Aerospace Products	Consolidated
Total revenues	$30,795	$16,267	$47,062
Depreciation and amortization	1,573	1,312	2,885
Operating income (loss)	1,794	(475)	1,319
Capital expenditures, net	420	3,262	3,682
Interest expense	-	-	(1,141)
Other income (expense)	-	-	16
Income (loss) before taxes	-	-	967
Income tax expense (benefit)	-	-	138
Net income (loss) attributable to Butler National Corporation	-	-	27
Identifiable assets, net	21,650	19,948	41,598

Year ended April 30, 2014	Professional Services	Aerospace Products	Consolidated
Total revenues	$31,022	$16,249	$47,271
Depreciation and amortization	1,676	1,819	3,495
Operating income (loss)	1,819	102	1,921
Capital expenditures, net	148	142	290
Interest expense	-	-	(1,417)
Other income (expense)	-	-	43
Income (loss) before taxes	-	-	547
Income tax expense (benefit)	-	-	33
Net income (loss) attributable to Butler National Corporation	-	-	112
Identifiable assets, net	22,091	19,587	41,678

Year ended April 30, 2013	Professional Services	Aerospace Products	Consolidated
Total revenues	$35,525	$13,627	$49,152
Depreciation and amortization	1,285	1,991	3,276
Operating income (loss)	2,987	(1,484)	1,503
Capital expenditures, net	7,180	979	8,159
Interest expense	-	-	(1,521)
Other income (expense)	-	-	11
Income (loss) before taxes	-	-	(7)
Income tax expense (benefit)	-	-	(816)
Net income (loss) attributable to Butler National Corporation	-	-	(148)
Identifiable assets, net	23,880	19,980	43,860

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	2015	2014	2013
Modifications	N/A *	N/A *	N/A *
Avionics	N/A *	N/A *	N/A *
Management services	N/A *	N/A *	N/A *
Environmental services	N/A *	N/A *	N/A *
*Revenue represented less than 10% of consolidated revenue.

In fiscal 2015 the Company derived 18.7% of total sales from five customers. The top customer provided 5.8% of total sales while the next top four customers ranged from 1.3% to 4.6%.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Promissory notes	$-	$-	$1,510	$1,510
Long-term debt	-	-	9,282	9,282
	$-	$-	$10,792	$10,792

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Promissory notes	$-	$-	$1,757	$1,757
Long-term debt	-	-	10,728	10,728
	$-	$-	$12,485	$12,485

12.            SUBSEQUENT EVENTS

The Company evaluated its April 30, 2015 financial statements for subsequent events through July 29, 2015, the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

13.            SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected unaudited financial information for each quarter of fiscal 2015, 2014, and 2013 (in thousands, except per share amounts).

2015	First	Second	Third	Fourth	Total
Revenues	$12,391	$11,752	$11,083	$11,836	$47,062
Operating income (loss)	806	367	535	(389)	1,319
Non-operating income (expense)	(286)	(300)	(246)	480	(352)
Net income (loss) attributable to Butler National Corporation	252	29	68	(322)	27
Basic earnings (loss) per share*	.00	.00	.00	(.01)	.00
Diluted earnings (loss) per share*	.00	.00	.00	(.01)	.00
*Rounded to nearest hundredth

2014	First	Second	Third	Fourth	Total
Revenues	$10,996	$10,799	$10,844	$14,632	$47,271
Operating income (loss)	143	(198)	18	1,958	1,921
Non-operating income (expense)	(352)	(360)	(346)	(316)	(1,374)
Net income (loss) attributable to Butler National Corporation	(289)	(345)	(219)	965	112
Basic earnings (loss) per share*	.00	(.01)	.00	.02	.00
Diluted earnings (loss) per share*	.00	(.01)	.00	.02	.00
*Rounded to nearest hundredth

2013	First	Second	Third	Fourth	Total
Revenues	$13,023	$13,152	$10,651	$12,326	$49,152
Operating income (loss)	1,285	700	(520)	38	1,503
Non-operating income (expense)	(337)	(331)	(417)	(425)	(1,510)
Net income (loss) attributable to Butler National Corporation	268	114	(755)	225	(148)
Basic earnings (loss) per share*	.00	.00	(.01)	.00	.00
Diluted earnings (loss) per share*	.00	.00	(.01)	.00	.00
*Rounded to nearest hundredth

The individual quarter and fiscal year earnings per share are presented as shown in our quarterly and annual filings with the Securities and Exchange Commission. These numbers are rounded up to the nearest tenth.