Form 10-Q
period 2015-07-31
BUTLER NATIONAL CORP
filed 2015-09-14
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________

FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 4, 2015 was 62,860,098 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 31, 2015 and April 30, 2015
(in thousands except per share data)
	July 31, 2015	April 30, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,584	$6,195
Accounts receivable	1,934	1,724
Inventories
Raw materials	5,596	5,277
Work in process	1,108	1,364
Finished goods	363	396
Total inventory	7,067	7,037
Prepaid expenses and other current assets	810	862
Total current assets	15,395	15,818

PROPERTY, PLANT AND EQUIPMENT:
Land and building	4,071	4,071
Aircraft	7,493	7,493
Machinery and equipment	3,612	3,612
Office furniture and fixtures	5,438	5,396
Leasehold improvements	4,081	4,081
	24,695	24,653
Accumulated depreciation	(13,954)	(13,473)
Total property, plant and equipment	10,741	11,180

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $3,103 at July 31, 2015 and $2,975 at April 30, 2015)	6,014	5,863

OTHER ASSETS:
Deferred tax asset	1,197	1,197
Other assets (net of accumulated amortization of $4,500 at July 31, 2015 and $4,050 at April 30, 2015)	7,116	7,540
Total other assets	8,313	8,737
Total assets	$40,463	$41,598

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$2,041	$1,510
Current maturities of long-term debt	2,708	2,412
Accounts payable	1,502	1,874
Customer deposits	559	837
Gaming facility mandated payment	1,035	1,299
Compensation and compensated absences	1,111	1,294
Other current liabilities	197	100
Total current liabilities	9,153	9,326

LONG-TERM DEBT, NET OF CURRENT MATURITIES:	6,038	6,870
Total liabilities	15,191	16,196

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued and outstanding 62,860,098 shares at July 31, 2015 and 62,860,098 shares at April 30, 2015	628	628
Capital contributed in excess of par	13,487	13,487
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained earnings	8,180	8,161
Total stockholders' equity Butler National Corporation	21,563	21,544
Noncontrolling interest in BHCMC, LLC	3,709	3,858
Total stockholders' equity	25,272	25,402
Total liabilities and stockholders' equity	$40,463	$41,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2015 AND 2014
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED July 31,
	2015	2014
REVENUES:
Professional Services	$7,604	$7,624
Aerospace Products	4,092	4,767
Total revenues	11,696	12,391

COSTS AND EXPENSES:
Cost of Professional Services	4,503	4,561
Cost of Aerospace Products	3,121	3,498
Marketing and advertising	1,195	1,138
Employee benefits	485	462
Depreciation and amortization	799	861
General, administrative and other	1,232	1,065
Total costs and expenses	11,335	11,585

OPERATING INCOME	361	806

OTHER INCOME (EXPENSE):
Interest expense	(120)	(289)
Other income (expense), net	1	3
Total other expense	(119)	(286)

INCOME BEFORE INCOME TAXES	242	520

PROVISION FOR INCOME TAXES
Provision for income taxes	11	136

NET INCOME	231	384
Net income attributable to noncontrolling interest in BHCMC, LLC	(212)	(132)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$19	$252

BASIC EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	62,260,098	61,493,092

DILUTED EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	62,260,098	61,493,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2015 AND 2014
(in thousands)
(unaudited)
	THREE MONTHS ENDED July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$231	$384
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,059	1,068

Changes in assets and liabilities
Accounts receivable	(210)	143
Inventories	(30)	(881)
Prepaid expenses and other current assets	26	(143)
Accounts payable	(373)	(13)
Customer deposits	(278)	859
Accrued liabilities	(183)	(69)
Gaming facility mandated payment	(264)	(343)
Other liabilities	97	218
Net cash provided by operating activities	75	1,223

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(321)	(372)
Net cash used in investing activities	(321)	(372)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of promissory notes, net	531	(209)
Borrowings of long-term debt	70	-
Repayments of long-term debt	(606)	(1,322)
Distribution to non-controlling member	(360)	-
Net cash used in financing activities	(365)	(1,531)

NET DECREASE IN CASH	(611)	(680)

CASH, beginning of period	6,195	6,261

CASH, end of period	$5,584	$5,581

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$120	$290
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2015. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2015 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2016.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income Per Share: The Company follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings per share are excluded. The number of potential common shares as of July 31, 2015 is 69,522,162.

3. Research and Development: We invested in research and development activities. The amount invested in the three months ended July 31, 2015 and 2014 was $555 and $405 respectively.

4. Debt: At July 31, 2015, the Company was utilizing three lines of credit totaling $4.5 million. The unused line at July 31, 2015 was $2,459. These funds were primarily used for the purchase of inventory and aircraft modification Supplemental Type Certificate ("STC") development costs for modifications and avionics.

Our $1.0 million line of credit has been extended to August 2016. Our $2.5 million line of credit matures May 2016. Our $1.0 million line of credit matures May 2016.  The lines of credit are collateralized by the first and second positions on all assets of the Company.

At July 31, 2015, there were several notes collateralized by aircraft security agreements totaling $1,229. These notes were used for the purchase and modifications of these collateralized aircraft and Butler Avionics, Inc.

There are three notes at a bank totaling $1,072 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is March 2019 and August 2019.

One note totaling $302 remains for real estate purchased in Dodge City, Kansas and matures in June 2016.

One note collateralized by equipment totals an additional $33 and matures in June 2016.

BHCMC arranged to acquire for ownership by the Kansas Lottery additional gaming machines. The balance of these financed payables is $760.

One note collateralized by all of BNSC's assets and compensation due under the State Management contract totals $5,350 and matures in May 2020. The proceeds were used primarily to retire obligations with BHCI (a non-controlling owner of BHCMC, LLC).

We are not in default of any of our notes as of July 31, 2015.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2015 and beyond.

5. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $3,705 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417 and miscellaneous other assets of $994.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024.  There is no assurance of the Management Contract renewal.  The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of 15 years.

6. Stock Options: At July 31, 2015 we had 7,262,064 outstanding stock options that were issued on December 31, 2010 all of which expire on December 31, 2015.

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

7.  Subsequent Events:
On August 5, 2015 the Company announced that its subsidiary, Butler National Service Corporation ("BNSC"), delivered notice of the exercise of its option or the option of BHCMC to purchase the building and related land in Dodge City, Kansas at the Boot Hill Casino & Resort (the "Facility") leased by BHCMC, LLC, from BHC Development, L.C. ("Development"), pursuant to a contractual right held by BNSC under the existing lease.

As previously reported by the Company, BNSC has been in friendly discussions with Development for the acquisition of the Facility and improvements over the past year.  BNSC expects to enter into negotiations with Development immediately and will announce the terms of the deal, including financing, once the parties have entered into a definitive agreement.

The Company evaluated its July 31, 2015 financial statements for subsequent events through the filing date of this report. The Company is not aware of any other subsequent events that would require recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

Forward-Looking Statements

Statements made in this report, filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q, and Item 1A. (Risk Factors) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2015 and reference to the Cautionary Statements filed by us as Exhibit 99 to the most recent Annual Report on Form 10-K. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include the following factors:

·	the impact of general economic trends on the Company's business;
·	sensitivity of demand related to changes in the U.S. dollar to foreign currency exchange rates;
·	the deferral or termination of programs or contracts for convenience by customers;
·	market acceptance of the Company's Aerospace Products and or other planned products or product enhancements;
·	increased fuel and energy costs and the downward pressure on demand for our aircraft business;
·	the ability to gain and maintain regulatory approval of existing products and services and receive regulatory approval of new businesses and products;
·	the actions of regulatory, legislative, executive or judicial decisions of the federal, state or local level with regard to our business and the impact of any such actions;
·	failure to retain/recruit key personnel;
·	the availability of government funding;
·	any delays in receiving components from third party suppliers;
·	the competitive environment;
·	the bankruptcy or insolvency of one or more key customers;
·	new product offerings from competitors;
·	protection of intellectual property rights;
·	the ability to service the international market;
·	acts of terrorism and war and other uncontrollable events;
·	joint ventures and other arrangements;
·	low priced penny-stock regulations;
·	general governance features;
·	United States and other country defense spending cuts;
·	our estimated effective income tax rates; estimated tax benefits; and merits of our tax position;
·	potential future acquisitions;
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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the "Securities Act") and 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act").

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

Our revenues are primarily derived from two very different business segments; Aerospace Products and Professional Services. These segments operate through various Butler National subsidiaries and affiliates listed in the Company's fiscal year 2015 annual report on Form 10-K.

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

Aerospace continues to be a focus for new product design and development. Butler National received FAA approvals of a number of products:  Butler National's newly redesigned rate gyroscope for Learjets; the replacement vertical accelerometer safety device that resolves obsolescence as a key component of the legacy Learjet stall warning systems; Butler National's addition of the GARMIN GTN 650/750 Global Position System Navigator with Communication transceiver in the Learjet Model 30 series and 20 series, Avcon's new cargo/sensor carrying pod that mounts to the underside of a King Air Model 90 airplane, and the provisions for external stores on a Learjet Model 60 to enable the Learjet 60 for consideration as the next Learjet candidate for special mission operations; and noise suppression for Learjet 20 series aircraft. We expect this segment will continue to grow in the future. To address the three to five year business cycles related to the Aerospace industry, in the 1990's, we began providing Professional Services to markets outside the Aerospace industry.

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

Results Overview

The three months ending July 31, 2015 revenue decreased 6% to $11.7 million compared to $12.4 million in the three months ending July 31, 2014. In the three months ending July 31, 2015 the professional services revenue was $7.6 million compared to $7.6 million in the three months ending July 31, 2014. In the three months ending July 31, 2015 the Aerospace Products revenue was $4.1 million compared to $4.8 million in the three months ending July 31, 2014, a decrease of 14%.

The three months ending July 31, 2015 net income decreased to a net income of $19 compared to net income of $252 in the three months ending July 31, 2014.  The three months ending July 31, 2015, operating income decreased to $361, from an operating income of $806 in the three months ending July 31, 2014.

RESULTS OF OPERATIONS

THREE MONTHS ENDING JULY 31, 2015 COMPARED TO THREE MONTHS ENDING JULY 31, 2014

(dollars in thousands)	Three Months Ended July 31, 2015	Percent of Total Revenue	Three Months Ended July 31, 2014	Percent of Total Revenue	Percent Change 2014-2015
Revenue:
Professional Services	$7,604	65%	$7,624	62%	0%
Aerospace Products	4,092	35%	4,767	38%	(14)%

Total revenue	11,696	100%	12,391	100%	(6)%

Costs and expenses:
Costs of Professional Services	4,503	39%	4,561	37%	(1)%
Cost of Aerospace Products	3,121	27%	3,498	28%	(11)%
Marketing and advertising	1,195	10%	1,138	9%	5%
Employee benefits	485	4%	462	4%	5%
Depreciation and amortization	799	7%	861	7%	(7)%
General, administrative and other	1,232	10%	1,065	8%	16%

Total costs and expenses	11,335	97%	11,585	93%	(2)%
Operating income	$361	3%	$806	7%	(55)%

Revenue:

Revenue decreased 6% to $11.7 million in the three months ended July 31, 2015, compared to $12.4 million in the three months ended July 31, 2014. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design ("BCS"). Revenue from Professional Services remained constant at $7.6 million in the three months ended July 31, 2015 from $7.6 million in the three months ended July 31, 2014.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 14% for the three months to $4.1 million at July 31, 2015 compared to $4.8 million at July 31, 2014. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 2% in the three months ended July 31, 2015 to $11.3 million compared to $11.6 million in the three months ended July 31, 2014. Costs and expenses were 97% of total revenue in the three months ended July 31, 2015, as compared to 93% of total revenue in the three months ended July 31, 2014. The decrease in costs and expenses in the three months ended July 31, 2015 was primarily due to the decrease in segment revenue.

Costs of Professional Services decreased 1% in the three months ended July 31, 2015 to $4.5 million compared to $4.6 million in the three months ended July 31, 2014. Costs were 39% of total revenue in the three months ended July 31, 2015, as compared to 37% of total revenue in the three months ended July 31, 2014.

Costs of Aerospace Products decreased by 11% in the three months ended July 31, 2015 to $3.1 million compared to $3.5 million for the three months ended July 31, 2014. Costs were 27% of total revenue in the three months ended July 31, 2015, as compared to 28% of total revenue in the three months ended July 31, 2014.

Marketing and advertising expenses as a percent of total revenue was 10% in the three months ended July 31, 2015, as compared to 9% in the three months ended July 31, 2014. These expenses increased 5% to $1,195 in the three months ended July 31, 2015, from $1,138 in the three months ended July 31, 2014. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the three months ended July 31, 2015, compared to 4% in the three months ended July 31, 2014. These expenses increased 5% to $485 in the three months ended July 31, 2015, from $462 in the three months ended July 31, 2014. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 7% in the three months ended July 31, 2015, compared to 7% in the three months ended July 31, 2014. These expenses decreased 7% to $799 in the three months ended July 31, 2015, from $861 in the three months ended July 31, 2014. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the three months ended July 31, 2015 was $335 compared to $397 at July 31, 2014.

General, administrative and other expenses as a percent of total revenue was 10% in the three months ended July 31, 2015, compared to 8% in the three months ended July 31, 2014. These expenses increased 16% to $1,232 in the three months ended July 31, 2015, from $1,065 in the three months ended July 31, 2014.

Other income (expense):

Interest expense and other income were $119 in the three months ended July 31, 2015, compared with interest expense and other income of $286 in the three months ended July 31, 2014.  The decrease in interest expense is due directly to the reduction in debt and lower interest rates.  Interest related to obligations of BHCMC, LLC was $58 in the three months ended July 31, 2015 compared to $231 in the three months ended July 31, 2014.

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

The following table presents a summary of our operating segment information for the three months ended July 31, 2015 and July 31, 2014:
(dollars in thousands)	Three Months Ended July 31, 2015	Percent of Total Revenue	Three Months Ended July 31, 2014	Percent of Total Revenue	Percent Change 2014-2015
Professional Services
Revenue
Boot Hill Casino	$7,370	97%	$7,426	97%	(1)%
Management/Professional Services	234	3%	198	3%	18%
Revenue	7,604	100%	7,624	100%	0%

Costs of Professional Services	4,503	59%	4,561	60%	(1)%
Expenses	2,671	35%	2,620	34%	2%
Total costs and expenses	7,174	94%	7,181	94%	0%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$430	6%	$443	6%	(3)%

(dollars in thousands)	Three Months Ended July 31, 2015	Percent of Total Revenue	Three Months Ended July 31, 2014	Percent of Total Revenue	Percent Change 2014-2015
Aerospace Products
Revenue	$4,092	100%	$4,767	100%	(14)%

Costs of Aerospace Products	3,121	76%	3,498	73%	(11)%
Expenses	1,040	26%	906	19%	15%
Total costs and expenses	4,161	102%	4,404	92%	(6)%

Aerospace Products operating income (loss)	$(69)	(2)%	$363	8%

Professional Services
•	Revenue from Professional Services remained constant at $7.6 million for the three months ended July 31, 2015, compared to $7.6 million for the three months ended July 31, 2014.

In the three months ended July 31, 2015 Boot Hill Casino received gross receipts for the State of Kansas of $10.1 million compared to $10.0 million for the three months ended July 31, 2014. Mandated fees, taxes and distributions reduced gross receipts by $3.5 million resulting in gaming revenue of $6.6 million for the three months ended July 31, 2015, compared to a reduction to gross receipts of $3.4 million resulting in gaming revenue of $6.6 million for the three months ended July 31, 2014.  Non-gaming revenue at Boot Hill Casino increased 2% to $778 for the three months ended July 31, 2015, compared to $759 for the three months ended July 31, 2014.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino increased 18% to $234 for the three months ended July 31, 2015, compared to $198 for the three months ended July 31, 2014.

•	Costs of Professional Services decreased 1% in the three months ended July 31, 2015 to $4.5 million compared to $4.6 million in the three months ended July 31, 2014. Costs were 59% of segment total revenue in the three months ended July 31, 2015, as compared to 60% of segment total revenue in the three months ended July 31, 2014.

•	Expenses increased 2% in the three months ended July 31, 2015 to $2.7 million compared to $2.6 million in the three months ended July 31, 2014. Expenses were 35% of segment total revenue in the three months ended July 31, 2015, as compared to 34% of segment total revenue in the three months ended July 31, 2014.

Aerospace Products
•	Revenue decreased 14% to $4.1 million in the three months ended July 31, 2015, compared to $4.8 million in the three months ended July 31, 2014. This decrease is attributable to decreased revenue of $709 in the modification business. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs of Aerospace Products decreased by 11% in the three months ended July 31, 2015 to $3.1 million compared to $3.5 million for the three months ended July 31, 2014. Costs were 76% of segment total revenue in the three months ended July 31, 2015, as compared to 73% of segment total revenue in the three months ended July 31, 2014.

•	Expenses increased 15% in the three months ended July 31, 2015 to $1,040 compared to $906 in the three months ended July 31, 2014. Expenses were 26% of segment total revenue in the three months ended July 31, 2015, as compared to 19% of segment total revenue in the three months ended July 31, 2014.

Employees

Other than persons employed by our gaming subsidiaries there were 96 full time and 4 part time employees on July 31, 2015, compared to 83 full time and 2 part time employees on July 31, 2014. As of September 4, 2015, staffing is 94 full time and 4 part time employees. Our staffing at Boot Hill Casino & Resort on July 31, 2015 was 191 full time and 51 part time employees. At September 4, 2015 there are 189 full time employees and 49 part time employees. None of the employees are subject to any collective bargaining agreements.

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

BHCMC, LLC, rents the casino building under the terms of a 25 year lease from BHC Development L.C. ("BHCD"). Butler National Service Corporation continues friendly discussions with BHC Development L.C. to explore the possible acquisition by Butler National Service Corporation of the casino building and related land. If and when a definitive agreement is reached, such definitive agreement and press release concerning the acquisition will be issued to describe the terms of the agreement and the intentions of the members. Butler National Corporation, its management, and its subsidiaries have no ownership interest in BHCI or BHCD.

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

Analysis and Discussion of Cash Flow

During three months ended July 31, 2015 our cash position decreased by $611. Net income was $231. Cash flows from operating activities provided $75. Non-cash activities consisting of depreciation and amortization contributed $1,059. Customer deposits decreased our cash position by $278 while inventories decreased our cash position by $30. Accounts receivable decreased our cash position by $210. Prepaid expenses and other current assets increased our cash by $26, while a decrease in accounts payable and accrued expenses decreased our cash by an additional $556.

Cash used in investing activities was $321. We invested $42 to purchase office equipment, and $279 towards STCs.

Cash used in financing activities was $365. We made repayments on our debt of $606 and increased promissory notes and long-term debt by $601.  We made a distribution to a non-controlling member of $360.

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

Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenue being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft or over a seven year life. The legal life of an STC is indefinite.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2015.

Internal Control Over Financial Reporting

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no material changes in the Company internal controls over financial reporting during the three months ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of September 4, 2015, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K or to the Cautionary Statements filed by us as Exhibit 99 to the Form 10-K for the fiscal year ended April 30, 2015.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.	MINE SAFETY DISCLOSURES.
None.

Item 5.	OTHER INFORMATION.
None.

Item 6.	EXHIBITS.

3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by refernce to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2015.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2015 and April 30, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended July  31, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

September 14, 2015	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

September 14, 2015	/s/ Craig D. Stewart
Date	Craig D. Stewart
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2015.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2015 and April 30, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.