Form 10-Q
period 2015-10-31
BUTLER NATIONAL CORP
filed 2015-12-15
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________

FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 4, 2015 was 62,860,098 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of October 31, 2015 and April 30, 2015
(in thousands except per share data)
	October 31, 2015	April 30, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,622	$6,195
Accounts receivable	1,985	1,724
Inventories
Raw materials	5,910	5,277
Work in process	1,795	1,364
Finished goods	280	396
Total inventory	7,985	7,037
Prepaid expenses and other current assets	946	862
Total current assets	16,538	15,818

PROPERTY, PLANT AND EQUIPMENT:
Land and building	4,071	4,071
Aircraft	7,493	7,493
Machinery and equipment	3,612	3,612
Office furniture and fixtures	5,515	5,396
Leasehold improvements	4,081	4,081
	24,772	24,653
Accumulated depreciation	(14,391)	(13,473)
Total property, plant and equipment	10,381	11,180

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $3,257 at October 31, 2015 and $2,975 at April 30, 2015)	6,064	5,863

OTHER ASSETS:
Deferred tax asset	1,455	1,197
Other assets (net of accumulated amortization of $4,877 at October 31, 2015 and $4,050 at April 30, 2015)	6,660	7,540
Total other assets	8,115	8,737
Total assets	$41,098	$41,598

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$2,728	$1,510
Current maturities of long-term debt	2,599	2,412
Accounts payable	1,686	1,874
Customer deposits	1,119	837
Gaming facility mandated payment	1,387	1,299
Compensation and compensated absences	999	1,294
Other current liabilities	249	100
Total current liabilities	10,767	9,326

LONG-TERM DEBT, NET OF CURRENT MATURITIES	5,497	6,870
Total liabilities	16,264	16,196

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued and outstanding 62,860,098 shares at October 31, 2015 and 62,860,098 shares at April 30, 2015	628	628
Capital contributed in excess of par	13,487	13,487
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained earnings	7,701	8,161
Total stockholders' equity Butler National Corporation	21,084	21,544
Noncontrolling interest in BHCMC, LLC	3,750	3,858
Total stockholders' equity	24,834	25,402
Total liabilities and stockholders' equity	$41,098	$41,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 AND 2014
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED October 31,
	2015	2014
REVENUE:
Professional Services	$7,334	$7,453
Aerospace Products	2,772	4,299
Total revenue	10,106	11,752

COSTS AND EXPENSES:
Cost of Professional Services	4,539	4,611
Cost of Aerospace Products	2,449	3,175
Marketing and advertising	1,258	1,162
Employee benefits	429	403
Depreciation and amortization	566	691
General, administrative and other	1,464	1,343
Total costs and expenses	10,705	11,385

OPERATING INCOME (LOSS)	(599)	367

OTHER INCOME (EXPENSE):
Interest expense	(117)	(303)
Other income (expense), net	9	3
Total other expense	(108)	(300)

INCOME (LOSS) BEFORE INCOME TAXES	(707)	67

PROVISION (BENEFIT) FOR INCOME TAXES
Provision (benefit) for income taxes	(269)	-

NET INCOME (LOSS)	(438)	67
Net income attributable to noncontrolling interest in BHCMC, LLC	(40)	(38)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$(478)	$29

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	62,260,098	60,893,092

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	62,260,098	60,893,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 AND 2014
(in thousands, except per share data)
(unaudited)

	SIX MONTHS ENDED October 31,
	2015	2014
REVENUE:
Professional Services	$14,938	$15,077
Aerospace Products	6,864	9,066
Total revenue	21,802	24,143

COSTS AND EXPENSES:
Cost of Professional Services	9,042	9,171
Cost of Aerospace Products	5,570	6,674
Marketing and advertising	2,454	2,300
Employee benefits	914	865
Depreciation and amortization	1,365	1,552
General, administrative and other	2,696	2,408
Total costs and expenses	22,041	22,970

OPERATING INCOME (LOSS)	(239)	1,173

OTHER INCOME (EXPENSE):
Interest expense	(236)	(592)
Other income (expense), net	10	7
Total other expense	(226)	(585)

INCOME (LOSS) BEFORE INCOME TAXES	(465)	588

PROVISION (BENEFIT) FOR INCOME TAXES
Provision (benefit) for income taxes	(258)	136

NET INCOME (LOSS)	(207)	452
Net income attributable to noncontrolling interest in BHCMC, LLC	(252)	(170)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$(459)	$282

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	62,260,098	60,893,092

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	62,260,098	60,893,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 AND 2014
(in thousands)
(unaudited)
	SIX MONTHS ENDED October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(207)	$452
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,027	1,979

Changes in assets and liabilities
Accounts receivable	(261)	609
Inventories	(948)	(1,020)
Prepaid expenses and other current assets	(31)	(223)
Deferred tax asset	(258)	-
Accounts payable	(189)	(168)
Customer deposits	282	601
Accrued liabilities	(295)	(211)
Gaming facility mandated payment	88	(23)
Other current liabilities	149	281
Net cash provided by operating activities	357	2,277

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(602)	(847)
Net cash used in investing activities	(602)	(847)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of promissory notes, net	1,218	(210)
Borrowings of long-term debt	70	-
Repayments of long-term debt	(1,256)	(2,384)
Distribution to non-controlling member	(360)	-
Net cash used in financing activities	(328)	(2,594)

NET DECREASE IN CASH	(573)	(1,164)

CASH, beginning of period	6,195	6,261

CASH, end of period	$5,622	$5,097

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$237	$593
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2015. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2015 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2016.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income (Loss) Per Share: The Company follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded. The number of potential common shares as of October 31, 2015 is 69,522,162.

3. Research and Development: We invested in research and development activities. The amount invested in the six months ended October 31, 2015 and 2014 was $937 and $759 respectively.

4. Debt: At October 31, 2015, the Company was utilizing a line of credit totaling $5.0 million. The unused line at October 31, 2015 was $2,272. These funds were primarily used for the purchase of inventories and aircraft modification Supplemental Type Certificate ("STC") development costs for modifications and avionics. The line of credit matures in September 2016 and is collateralized by the first and second positions on all assets of the Company.

At October 31, 2015, there were several notes collateralized by aircraft security agreements totaling $1,060. These notes were used for the purchase and modifications of these collateralized aircraft and Butler Avionics, Inc.

There are three notes at a bank totaling $1.0 million for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for the notes are March 2019 and August 2019.

One note totaling $299 remains for real estate purchased in Dodge City, Kansas and matures in June 2016.

One note collateralized by equipment totals an additional $23 and matures in June 2016.

BHCMC arranged to acquire for ownership by the Kansas Lottery additional gaming machines. The balance of these financed payables is $610.

One note collateralized by all of BNSC's assets and compensation due under the State Management contract totals $5,104 and matures in May 2020. The proceeds were used primarily to retire obligations with BHCI (a non-controlling owner of BHCMC, LLC).

We are not in default of any of our notes as of October 31, 2015.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2015 and beyond.

5. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $3,705 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417 and miscellaneous other assets of $915.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024.  There is no assurance of the Management Contract renewal.  The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of 15 years.

6. Stock Options: At October 31, 2015 we had 7,262,064 outstanding stock options that were issued on December 31, 2010 all of which expire on December 31, 2015.

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

7.  Subsequent Events:

The Company evaluated its October 31, 2015 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

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

Aerospace continues to be a focus for new product design and development. Butler National received FAA approvals of a number of products:  Butler National's newly redesigned rate gyroscope for Learjets; the replacement vertical accelerometer safety device that resolves obsolescence as a key component of the legacy Learjet stall warning systems; Butler National's addition of the GARMIN GTN 650/750 Global Position System Navigator with Communication transceiver in the Learjet Model 20 series and 30 series; Butler Avionics ADSB(Out) solution using the Garmin GTX33ES or the GTX3000 transponders in the Learjet Model 20 series and 30 series and the Learjet Model 60; Avcon's new cargo/sensor carrying pod that mounts to the underside of a King Air Model 90 airplane; and the provisions for external stores on a Learjet Model 60 to enable the Learjet 60 for consideration as the next Learjet candidate for special mission operations; and noise suppression for Learjet 20 series aircraft. We expect this segment will continue to grow in the future. To address the three to five year business cycles related to the Aerospace industry, in the 1990's, we began providing Professional Services to markets outside the Aerospace industry.

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

Results Overview

The six months ending October 31, 2015 revenue decreased 10% to $21.8 million compared to $24.1 million in the six months ending October 31, 2014. In the six months ending October 31, 2015 the professional services revenue was $14.9 million compared to $15.1 million in the six months ending October 31, 2014, a decrease of 1%. In the six months ending October 31, 2015 the Aerospace Products revenue was $6.9 million compared to $9.1 million in the six months ending October 31, 2014, a decrease of 24%.

The six months ending October 31, 2015 net income (loss) decreased to a net loss of $459 compared to net income of $282 in the six months ending October 31, 2014.  The six months ending October 31, 2015, operating income (loss) decreased to an operating loss of $239, from an operating income of $1,173 in the six months ending October 31, 2014.

RESULTS OF OPERATIONS

SIX MONTHS ENDING OCTOBER 31, 2015 COMPARED TO SIX MONTHS ENDING OCTOBER 31, 2014
(dollars in thousands)	Six Months Ended October 31, 2015	Percent of Total Revenue	Six Months Ended October 31, 2014	Percent of Total Revenue	Percent Change 2014-2015
Revenue:
Professional Services	$14,938	69%	$15,077	62%	(1)%
Aerospace Products	6,864	31%	9,066	38%	(24)%

Total revenue	21,802	100%	24,143	100%	(10)%

Costs and expenses:
Costs of Professional Services	9,042	42%	9,171	38%	(1)%
Cost of Aerospace Products	5,570	26%	6,674	28%	(17)%
Marketing and advertising	2,454	11%	2,300	9%	7%
Employee benefits	914	4%	865	4%	6%
Depreciation and amortization	1,365	6%	1,552	6%	(12)%
General, administrative and other	2,696	12%	2,408	10%	12%

Total costs and expenses	22,041	101%	22,970	95%	(4)%
Operating income (loss)	$(239)	(1)%	$1,173	5%

Revenue:

Revenue decreased 10% to $21.8 million in the six months ended October 31, 2015, compared to $24.1 million in the six months ended October 31, 2014. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design ("BCS"). Revenue from Professional Services decreased 1% for the six months to $14.9 at October 31, 2015 compared to $15.1 million in the six months ended October 31, 2014.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 24% for the six months to $6.9 million at October 31, 2015 compared to $9.1 million at October 31, 2014. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 4% in the six months ended October 31, 2015 to $22.0 million compared to $23.0 million in the six months ended October 31, 2014. Costs and expenses were 101% of total revenue in the six months ended October 31, 2015, as compared to 95% of total revenue in the six months ended October 31, 2014.

Costs of Professional Services decreased 1% in the six months ended October 31, 2015 to $9.0 million compared to $9.2 million in the six months ended October 31, 2014. Costs were 42% of total revenue in the six months ended October 31, 2015, as compared to 38% of total revenue in the six months ended October 31, 2014.

Costs of Aerospace Products decreased by 17% in the six months ended October 31, 2015 to $5.6 million compared to $6.7 million for the six months ended October 31, 2014. Costs were 26% of total revenue in the six months ended October 31, 2015, as compared to 28% of total revenue in the six months ended October 31, 2014.

Marketing and advertising expenses increased by 7% in the six months ended October 31, 2015, to $2.5 million compared to $2.3 million in the six months ended October 31, 2014. Expenses were 11% of total revenue in the six months ended October 31, 2015, as compared to 9% of total revenue in the six months ended October 31, 2014. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the six months ended October 31, 2015, compared to 4% in the six months ended October 31, 2014. These expenses increased 6% to $914 in the six months ended October 31, 2015, from $865 in the six months ended October 31, 2014. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 6% in the six months ended October 31, 2015, compared to 6% in the six months ended October 31, 2014. These expenses decreased 12% to $1.4 million in the six months ended October 31, 2015, from $1.6 million in the six months ended October 31, 2014. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the six months ended October 31, 2015 was $671 compared to $800 at October 31, 2014.

General, administrative and other expenses as a percent of total revenue was 12% in the six months ended October 31, 2015, compared to 10% in the six months ended October 31, 2014. These expenses increased 12% to $2.7 million in the six months ended October 31, 2015, from $2.4 million in the six months ended October 31, 2014.

Other income (expense):

Interest expense and other income were $226 in the six months ended October 31, 2015, compared with interest expense and other income of $585 in the six months ended October 31, 2014.  The decrease in interest expense is due directly to the lower interest rates on refinanced debt.  Interest related to obligations of BHCMC, LLC was $124 in the six months ended October 31, 2015 compared to $475 in the six months ended October 31, 2014.

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

The following table presents a summary of our operating segment information for the six months ended October 31, 2015 and October 31, 2014:
(dollars in thousands)	Six Months Ended October 31, 2015	Percent of Total Revenue	Six Months Ended October 31, 2014	Percent of Total Revenue	Percent Change 2014-2015
Professional Services
Revenue
Boot Hill Casino	$14,517	97%	$14,685	97%	(1)%
Management/Professional Services	421	3%	392	3%	7%
Revenue	14,938	100%	15,077	100%	(1)%

Costs of Professional Services	9,042	61%	9,171	61%	(1)%
Expenses	5,435	36%	5,065	33%	7%
Total costs and expenses	14,477	97%	14,236	94%	2%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$461	3%	$841	6%	(45)%

(dollars in thousands)	Six Months Ended October 31, 2015	Percent of Total Revenue	Six Months Ended October 31, 2014	Percent of Total Revenue	Percent Change 2014-2015
Aerospace Products
Revenue	$6,864	100%	$9,066	100%	(24)%

Costs of Aerospace Products	5,570	81%	6,674	73%	(17)%
Expenses	1,994	29%	2,060	23%	(3)%
Total costs and expenses	7,564	110%	8,734	96%	(13)%

Aerospace Products operating income (loss)	$(700)	(10)%	$332	4%

Professional Services
•	Revenue from Professional Services decreased 1% for the six months ended October 31, 2015 to $14.9 million compared to $15.1 million for the six months ended October 31, 2014.

In the six months ended October 31, 2015 Boot Hill Casino received gross receipts for the State of Kansas of $19.7 million compared to $19.7 million for the six months ended October 31, 2014. Mandated fees, taxes and distributions reduced gross receipts by $6.7 million resulting in gaming revenue of $13.0 million for the six months ended October 31, 2015, compared to a reduction to gross receipts of $6.6 million resulting in gaming revenue of $13.1 million for the six months ended October 31, 2014.  Non-gaming revenue at Boot Hill Casino increased 2% to $1.6 million for the six months ended October 31, 2015, compared to $1.5 million for the six months ended October 31, 2014.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino increased 7% to $421 for the six months ended October 31, 2015, compared to $392 for the six months ended October 31, 2014.

•	Costs of Professional Services decreased 1% in the six months ended October 31, 2015 to $9.0 million compared to $9.2 million in the six months ended October 31, 2014. Costs were 61% of segment total revenue in the six months ended October 31, 2015, as compared to 61% of segment total revenue in the six months ended October 31, 2014.

•	Expenses increased 7% in the six months ended October 31, 2015 to $5.4 million compared to $5.1 million in the six months ended October 31, 2014. Expenses were 36% of segment total revenue in the six months ended October 31, 2015, as compared to 33% of segment total revenue in the six months ended October 31, 2014.

Aerospace Products
•	Revenue decreased 24% to $6.9 million in the six months ended October 31, 2015, compared to $9.1 million in the six months ended October 31, 2014. This decrease is primarily attributable to decreased revenue of $1.9 million in the modification business. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs of Aerospace Products decreased by 17% in the six months ended October 31, 2015 to $5.6 million compared to $6.7 million for the six months ended October 31, 2014. Costs were 81% of segment total revenue in the six months ended October 31, 2015, as compared to 73% of segment total revenue in the six months ended October 31, 2014.

•	Expenses decreased 3% in the six months ended October 31, 2015 to $2.0 million compared to $2.1 million in the six months ended October 31, 2014. Expenses were 29% of segment total revenue in the six months ended October 31, 2015, as compared to 23% of segment total revenue in the six months ended October 31, 2014.

Employees

Other than persons employed by our gaming subsidiaries there were 88 full time and 4 part time employees on October 31, 2015, compared to 84 full time and 3 part time employees on October 31, 2014. As of December 4, 2015, staffing is 88 full time and 4 part time employees. Our staffing at Boot Hill Casino & Resort on October 31, 2015 was 182 full time and 53 part time employees compared to 200 full time and 38 part time employees on October 31, 2014. At December 4, 2015 there are 185 full time employees and 57 part time employees. None of the employees are subject to any collective bargaining agreements.

SECOND QUARTER FISCAL 2016 COMPARED TO SECOND QUARTER FISCAL 2015

(dollars in thousands)	Three Months Ended October 31, 2015	Percent of Total Revenue	Three Months Ended October 31, 2014	Percent of Total Revenue	Percent Change 2014-2015
Revenue:
Professional Services	$7,334	73%	$7,453	63%	(2)%
Aerospace Products	2,772	27%	4,299	37%	(36)%

Total revenue	10,106	100%	11,752	100%	(14)%

Costs and expenses:
Costs of Professional Services	4,539	45%	4,611	39%	(2)%
Cost of Aerospace Products	2,449	24%	3,175	27%	(23)%
Marketing and advertising	1,258	12%	1,162	10%	8%
Employee benefits	429	4%	403	3%	6%
Depreciation and amortization	566	6%	691	6%	(18)%
General, administrative and other	1,464	15%	1,343	12%	9%

Total costs and expenses	10,705	106%	11,385	97%	(6)%
Operating income (loss)	$(599)	(6)%	$367	3%

Revenue:

Revenue decreased 14% to $10.1 million in the three months ended October 31, 2015, compared to $11.8 million in the three months ended October 31, 2014. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design ("BCS"). Revenue from Professional Services decreased 2% to $7.3 million in the three months ended October 31, 2015 from $7.5 million in the three months ended October 31, 2014.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 36% for the three months to $2.8 million at October 31, 2015 compared to $4.3 million at October 31, 2014. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 6% in the three months ended October 31, 2015 to $10.7 million compared to $11.4 million in the three months ended October 31, 2014. Costs and expenses were 106% of total revenue in the three months ended October 31, 2015, as compared to 97% of total revenue in the three months ended October 31, 2014.

Costs of Professional Services decreased 2% in the three months ended October 31, 2015 to $4.5 million compared to $4.6 million in the three months ended October 31, 2014. Costs were 45% of total revenue in the three months ended October 31, 2015, as compared to 39% of total revenue in the three months ended October 31, 2014.

Costs of Aerospace Products decreased by 23% in the three months ended October 31, 2015 to $2.4 million compared to $3.2 million for the three months ended October 31, 2014. Costs were 24% of total revenue in the three months ended October 31, 2015, as compared to 27% of total revenue in three months ended October 31, 2014.

Marketing and advertising expenses as a percent of total revenue was 12% in the three months ended October 31, 2015, as compared to 10% in the three months ended October 31, 2014. These expenses increased 8% to $1.3 million in the three months ended October 31, 2015, from $1.2 million in the three months ended October 31, 2014. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the three months ended October 31, 2015, compared to 3% in the three months ended October 31, 2014. These expenses increased 6% to $429 in the three months ended October 31, 2015, from $403 in the three months ended October 31, 2014. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 6% in the three months ended October 31, 2015, compared to 6% in the three months ended October 31, 2014. These expenses decreased 18% to $566 in the three months ended October 31, 2015, from $691 in the three months ended October 31, 2014. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the three months ended October 31, 2015 was $337 compared to $404 at October 31, 2014.

General, administrative and other expenses as a percent of total revenue was 15% in the six months ended October 31, 2015, compared to 12% in the three months ended October 31, 2014. These expenses increased 9% to $1.5 million in the three months ended October 31, 2015, from $1.3 million in the three months ended October 31, 2014.

Other income (expense):

Interest expense and other income were $108 in the three months ended October 31, 2015, compared with interest expense and other income of $300 in the three months ended October 31, 2014.  The decrease in interest expense is due directly lower interest rates on refinanced debt.  Interest related to obligations of BHCMC, LLC was $66 in the three months ended October 31, 2015 compared to $244 in the three months ended October 31, 2014.

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

The following table presents a summary of our operating segment information for the three months ended October 31, 2015 and October 31, 2014:

(dollars in thousands)	Three Months Ended October 31, 2015	Percent of Total Revenue	Three Months Ended October 31, 2014	Percent of Total Revenue	Percent Change 2014-2015
Professional Services
Revenue
Boot Hill Casino	$7,147	97%	$7,259	97%	(2)%
Management/Professional Services	187	3%	194	3%	(4)%
Revenue	7,334	100%	7,453	100%	(2)%

Costs of Professional Services	4,539	62%	4,611	62%	(2)%
Expenses	2,763	38%	2,445	33%	13%
Total costs and expenses	7,302	100%	7,056	95%	3%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$32	0%	$397	5%	(92)%

(dollars in thousands)	Three Months Ended October 31, 2015	Percent of Total Revenue	Three Months Ended October 31, 2014	Percent of Total Revenue	Percent Change 2014-2015
Aerospace Products
Revenue	$2,772	100%	$4,299	100%	(36)%

Costs of Aerospace Products	2,449	88%	3,175	74%	(23)%
Expenses	954	35%	1,154	27%	(17)%
Total costs and expenses	3,403	123%	4,329	101%	(21)%

Aerospace Products operating income (loss)	$(631)	(23)%	$(30)	(1)%

Professional Services
•	Revenue from Professional Services decreased 2% to $7.3 million in the three months ended October 31, 2015, compared to $7.5 million for the three months ended October 31, 2014.

In the three months ended October 31, 2015 Boot Hill Casino received gross receipts for the State of Kansas of $9.6 million compared to $9.7 million for the three months ended October 31, 2014. Mandated fees, taxes and distributions reduced gross receipts by $3.2 million resulting in gaming revenue of $6.4 million for the three months ended October 31, 2015, compared to a reduction to gross receipts of $3.2 million resulting in gaming revenue of $6.5 million for the three months ended October 31, 2014.  Non-gaming revenue at Boot Hill Casino increased 3% to $793 for the three months ended October 31, 2015, compared to $768 for the three months ended October 31, 2014.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino decreased 4% to $187 for the three months ended October 31, 2015, compared to $194 for the three months ended October 31, 2014.

•	Costs of Professional Services decreased 2% in the three months ended October 31, 2015 to $4.5 million compared to $4.6 million in the three months ended October 31, 2014. Costs were 62% of segment total revenue in the three months ended October 31, 2015, as compared to 62% of segment total revenue in the three months ended October 31, 2014.

•	Expenses increased 13% in the three months ended October 31, 2015 to $2.8 million compared to $2.4 million in the three months ended October 31, 2014. Expenses were 38% of segment total revenue in the three months ended October 31, 2015, as compared to 33% of segment total revenue in the three months ended October 31, 2014.

Aerospace Products
•	Revenue decreased 36% to $2.8 million in the three months ended October 31, 2015, compared to $4.3 million in the three months ended October 31, 2014. This decrease is primarily attributable to decreased revenue of $1.2 million in the modification business. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs of Aerospace Products decreased by 23% in the three months ended October 31, 2015 to $2.4 million compared to $3.2 million for the three months ended October 31, 2014. Costs were 88% of segment total revenue in the three months ended October 31, 2015, as compared to 74% of segment total revenue in the three months ended October 31, 2014.

•	Expenses decreased 17% in the three months ended October 31, 2015 to $954 compared to $1.2 million in the three months ended October 31, 2014. Expenses were 35% of segment total revenue in the three months ended October 31, 2015, as compared to 27% of segment total revenue in the three months ended October 31, 2014.

Liquidity and Capital Resources

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2016 and beyond.

The ownership structure of BHCMC, LLC is now:
Membership Interest	Members of Board of Managers	Equity Ownership	Income (Loss) Sharing
Class A	3	20%	40%
Class B	4	80%	60%

Our wholly owned subsidiary, Butler National Service Corporation continues friendly discussions with the other member of BHCMC, LLC to explore the possible acquisition by Butler National Service Corporation of the other member's 20% equity / 40% sharing interest in BHCMC, LLC.   If and when a definitive agreement is reached, such definitive agreement and a press release concerning the acquisition will be issued to describe the terms of the agreement and the intentions of the members.   We have not set a definitive timetable for our discussions and there can be no assurances that the process will result in any transaction being announced or completed.  At present there is no disagreement between the members of BHCMC, LLC.   We do not plan to disclose or comment on developments until further disclosure is deemed appropriate.

BHCMC, LLC, rents the casino building under the terms of a 25 year lease from BHC Development L.C. ("BHCD"). Butler National Service Corporation continues friendly discussions with BHC Development L.C. to explore the possible acquisition by Butler National Service Corporation of the casino building and related land. On August 5, 2015, the Company announced that its subsidiary, Butler National Service Corporation ("BNSC"), delivered notice of the exercise of its option or the option of BHCMC to purchase the building and related land in Dodge City, Kansas at the Boot Hill Casino & Resort (the "Facility") leased by BHCMC, LLC, from BHCD, pursuant to a contractual right held by BNSC or BHCMC under the existing lease. If and when a definitive agreement is reached, such definitive agreement and press release concerning the acquisition will be issued to describe the terms of the agreement and the intentions of the members. Butler National Corporation, its management, and its subsidiaries have no ownership interest in BHCI or BHCD.

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

Analysis and Discussion of Cash Flow

During six months ended October 31, 2015 our cash position decreased by $573. Net loss was $207. Cash flows provided by operating activities was $357. Non-cash activities consisting of depreciation and amortization contributed $2.0 million. Customer deposits increased our cash position by $282 while inventories decreased our cash position by $948. Accounts receivable decreased our cash position by $261. Prepaid expenses and other current assets decreased our cash by $31, while a decrease in accounts payable and accrued expenses decreased our cash by an additional $484.

Cash used in investing activities was $602. We invested $119 to purchase equipment, and $483 to develop and enhance STCs.

Cash used in financing activities was $328. We made repayments on our debt of $1.3 million and increased promissory notes and long-term debt by $1.3 million.  We made a distribution to our non-controlling member of $360.

Critical Accounting Policies and Estimates:

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management judgments and estimates. These significant accounting policies relate to revenue recognition, the use of estimates, long-lived assets, and Supplemental Type Certificates. These policies and our procedures related to these policies are described in detail below and under specific areas within this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized over a seven year life. The legal life of an STC is indefinite.

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2016. From fiscal year 2015 to fiscal year 2016 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2016 and 2017.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2015.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the three months ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1		LEGAL PROCEEDINGS.

As of December 4, 2015, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A		RISK FACTORS.

There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K or to the Cautionary Statements filed by us as Exhibit 99 to the Form 10-K for the fiscal year ended April 30, 2015.

Item 2.		UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
Item 3.		DEFAULTS UPON SENIOR SECURITIES.
None.
Item 4.		MINE SAFETY DISCLOSURES.
Not applicable.
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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2015 and April 30, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2015 and 2014, and six months ended October 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended October  31, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

December 15, 2015	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

December 15, 2015	/s/ Craig D. Stewart
Date	Craig D. Stewart
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2015.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2015 and April 30, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2015 and 2014, and six months ended October 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended October  31, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.