Form 10-Q
period 2016-01-31
BUTLER NATIONAL CORP
filed 2016-03-16
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________

FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 11, 2016 was 62,860,098 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of January 31, 2016 and April 30, 2015
(in thousands except per share data)
	January 31, 2016	April 30, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,166	$6,195
Accounts receivable	2,313	1,724
Inventories
Raw materials	6,260	5,277
Work in process	2,017	1,364
Finished goods	279	396
Total inventory	8,556	7,037
Prepaid expenses and other current assets	751	862
Total current assets	17,786	15,818

PROPERTY, PLANT AND EQUIPMENT:
Land and building	4,071	4,071
Aircraft	7,493	7,493
Machinery and equipment	3,630	3,612
Office furniture and fixtures	5,600	5,396
Leasehold improvements	4,032	4,081
	24,826	24,653
Accumulated depreciation	(14,803)	(13,473)
Total property, plant and equipment	10,023	11,180

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $3,405 at January 31, 2016 and $2,975 at April 30, 2015)	6,128	5,863

OTHER ASSETS:
Deferred tax asset	1,398	1,197
Other assets (net of accumulated amortization of $5,213 at January 31, 2016 and $4,050 at April 30, 2015)	6,240	7,540
Total other assets	7,638	8,737
Total assets	$41,575	$41,598

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$3,886	$1,510
Current maturities of long-term debt	2,432	2,412
Accounts payable	1,885	1,874
Customer deposits	905	837
Gaming facility mandated payment	827	1,299
Compensation and compensated absences	1,262	1,294
Other current liabilities	258	100
Total current liabilities	11,455	9,326

LONG-TERM DEBT, NET OF CURRENT MATURITIES	5,005	6,870
Total liabilities	16,460	16,196

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued and outstanding 62,860,098 shares at January 31, 2016 and 62,860,098 shares at April 30, 2015	628	628
Capital contributed in excess of par	13,487	13,487
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained earnings	7,803	8,161
Total stockholders' equity Butler National Corporation	21,186	21,544
Noncontrolling interest in BHCMC, LLC	3,929	3,858
Total stockholders' equity	25,115	25,402
Total liabilities and stockholders' equity	$41,575	$41,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2016 AND 2015
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED January 31,
	2016	2015
REVENUE:
Professional Services	$6,853	$7,757
Aerospace Products	4,214	3,326
Total revenue	11,067	11,083

COSTS AND EXPENSES:
Cost of Professional Services	4,275	4,715
Cost of Aerospace Products	3,068	2,477
Marketing and advertising	890	1,010
Employee benefits	470	487
Depreciation and amortization	624	693
General, administrative and other	1,298	1,166
Total costs and expenses	10,625	10,548

OPERATING INCOME	442	535

OTHER INCOME (EXPENSE):
Interest expense	(117)	(251)
Other income, net	13	5
Total other expense	(104)	(246)

INCOME BEFORE INCOME TAXES	338	289

PROVISION (BENEFIT) FOR INCOME TAXES
Provision (benefit) for income taxes	57	-

NET INCOME	281	289
Net income attributable to noncontrolling interest in BHCMC, LLC	(179)	(221)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$102	$68

BASIC EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	62,260,098	60,893,092

DILUTED EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	62,260,098	60,893,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 AND 2015
(in thousands, except per share data)
(unaudited)

	NINE MONTHS ENDED January 31,
	2016	2015
REVENUE:
Professional Services	$21,791	$22,834
Aerospace Products	11,078	12,392
Total revenue	32,869	35,226

COSTS AND EXPENSES:
Cost of Professional Services	13,317	13,886
Cost of Aerospace Products	8,638	9,150
Marketing and advertising	3,471	3,338
Employee benefits	1,384	1,352
Depreciation and amortization	1,989	2,244
General, administrative and other	3,867	3,548
Total costs and expenses	32,666	33,518

OPERATING INCOME	203	1,708

OTHER INCOME (EXPENSE):
Interest expense	(353)	(843)
Other income, net	23	12
Total other expense	(330)	(831)

INCOME (LOSS) BEFORE INCOME TAXES	(127)	877

PROVISION (BENEFIT) FOR INCOME TAXES
Provision (benefit) for income taxes	(201)	136

NET INCOME	74	741
Net income attributable to noncontrolling interest in BHCMC, LLC	(431)	(391)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$(357)	$350

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.01)	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	62,260,098	60,893,092

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.01)	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	62,260,098	60,893,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2016 AND 2015
(in thousands)
(unaudited)
	NINE MONTHS ENDED January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74	$741
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,923	3,044

Changes in assets and liabilities
Accounts receivable	(589)	653
Inventories	(1,519)	(1,343)
Prepaid expenses and other current assets	111	(346)
Deferred tax asset	(201)	-
Accounts payable	10	157
Customer deposits	68	1,210
Accrued liabilities	(32)	34
Gaming facility mandated payment	(472)	(337)
Other current liabilities	158	295
Other assets	137	(231)
Net cash provided by operating activities	668	3,877

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(868)	(2,183)
Net cash used in investing activities	(868)	(2,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of promissory notes, net	2,376	(255)
Borrowings of long-term debt	70	704
Repayments of long-term debt	(1,915)	(3,352)
Distribution to non-controlling member	(360)	-
Net cash provided by (used) in financing activities	171	(2,903)

NET DECREASE IN CASH	(29)	(1,209)

CASH, beginning of period	6,195	6,261

CASH, end of period	$6,166	$5,052

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$353	$843
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2015. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2016 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2016.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income (Loss) Per Share: The Company follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded. The number of potential common shares as of January 31, 2016 is 62,260,098.

3. Research and Development: We invested in research and development activities. The amount invested in the nine months ended January 31, 2016 and 2015 was $1,323 and $1,220 respectively.

4. Debt: At January 31, 2016, the Company was utilizing a line of credit totaling $5.0 million. The unused line at January 31, 2016 was $1,114. These funds were primarily used for the purchase of inventories and aircraft modification Supplemental Type Certificate ("STC") development costs for modifications and avionics. The line of credit matures in September 2016 and is collateralized by the first and second positions on all assets of the Company.

At January 31, 2016, there were several notes collateralized by aircraft security agreements totaling $888. These notes were used for the purchase and modifications of these collateralized aircraft and Butler Avionics, Inc.

There are three notes at a bank totaling $929 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for the notes are March 2019 and August 2019.

One note totaling $295 remains for real estate purchased in Dodge City, Kansas and matures in June 2016.

One note collateralized by equipment totals an additional $13 and matures in June 2016.

BHCMC arranged to acquire for ownership by the Kansas Lottery additional gaming machines. The balance of these financed payables is $457.

One note collateralized by all of the BNSC assets and compensation due under the State Management contract totals $4,855 and matures in May 2020. The proceeds were used primarily to retire obligations with BHCI (a non-controlling owner of BHCMC, LLC).

We are not in default of any of our notes as of January 31, 2016.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2016 and beyond.

5. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $3,705 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417 and miscellaneous other assets of $831.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024.  There is no assurance of the Management Contract renewal.  The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of 15 years.

6. Stock Options: At January 31, 2016 we had no outstanding stock options.  There were 7,262,064 outstanding stock options that were issued on December 31, 2010 all of which expired on December 31, 2015.

7.  Subsequent Events:

The Company evaluated its January 31, 2016 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

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

Results Overview

The nine months ending January 31, 2016 revenue decreased 7% to $32.9 million compared to $35.2 million in the nine months ending January 31, 2015. In the nine months ending January 31, 2016 the professional services revenue was $21.8 million compared to $22.8 million in the nine months ending January 31, 2015, a decrease of 5%. In the nine months ending January 31, 2016 the Aerospace Products revenue was $11.1 million compared to $12.4 million in the nine months ending January 31, 2015, a decrease of 11%.

The nine months ending January 31, 2016 net income (loss) decreased to a net loss of $357 compared to net income of $350 in the nine months ending January 31, 2015.  The nine months ending January 31, 2016, operating income decreased to an operating income of $203, from an operating income of $1,708 in the nine months ending January 31, 2015.

RESULTS OF OPERATIONS

NINE MONTHS ENDING JANUARY 31, 2016 COMPARED TO NINE MONTHS ENDING JANUARY 31, 2015
(dollars in thousands)	Nine Months Ended January 31, 2016	Percent of Total Revenue	Nine Months Ended January 31, 2015	Percent of Total Revenue	Percent Change 2015-2016
Revenue:
Professional Services	$21,791	66%	$22,834	65%	(5)%
Aerospace Products	11,078	34%	12,392	35%	(11)%

Total revenue	32,869	100%	35,226	100%	(7)%

Costs and expenses:
Costs of Professional Services	13,317	41%	13,886	39%	(4)%
Cost of Aerospace Products	8,638	26%	9,150	26%	(6)%
Marketing and advertising	3,471	10%	3,338	10%	4%
Employee benefits	1,384	4%	1,352	4%	2%
Depreciation and amortization	1,989	6%	2,244	6%	(11)%
General, administrative and other	3,867	12%	3,548	10%	9%

Total costs and expenses	32,666	99%	33,518	95%	(3)%
Operating income	$203	1%	$1,708	5%	(88)%

Revenue:

Revenue decreased 7% to $32.9 million in the nine months ended January 31, 2016, compared to $35.2 million in the nine months ended January 31, 2015. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design ("BCS"). Revenue from Professional Services decreased 5% for the nine months to $21.8 at January 31, 2016 compared to $22.8 million in the nine months ended January 31, 2015.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 11% for the nine months to $11.1 million at January 31, 2016 compared to $12.4 million at January 31, 2015. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 3% in the nine months ended January 31, 2016 to $32.7 million compared to $33.5 million in the nine months ended January 31, 2015. Costs and expenses were 99% of total revenue in the nine months ended January 31, 2016, as compared to 95% of total revenue in the nine months ended January 31, 2015.

Costs of Professional Services decreased 4% in the nine months ended January 31, 2016 to $13.3 million compared to $13.9 million in the nine months ended January 31, 2015. Costs were 41% of total revenue in the nine months ended January 31, 2016, as compared to 39% of total revenue in the nine months ended January 31, 2015.

Costs of Aerospace Products decreased by 6% in the nine months ended January 31, 2016 to $8.6 million compared to $9.2 million for the nine months ended January 31, 2015. Costs were 26% of total revenue in the nine months ended January 31, 2016, as compared to 26% of total revenue in the nine months ended January 31, 2015.

Marketing and advertising expenses increased by 4% in the nine months ended January 31, 2016, to $3.5 million compared to $3.3 million in the nine months ended January 31, 2015. Expenses were 10% of total revenue in the nine months ended January 31, 2016, as compared to 10% of total revenue in the nine months ended January 31, 2015. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the nine months ended January 31, 2016, compared to 4% in the nine months ended January 31, 2015. These expenses increased 2% to $1.4 million in the nine months ended January 31, 2016, from $1.4 million in the nine months ended January 31, 2015. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 6% in the nine months ended January 31, 2016, compared to 6% in the nine months ended January 31, 2015. These expenses decreased 11% to $2.0 million in the nine months ended January 31, 2016, from $2.2 million in the nine months ended January 31, 2015. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the nine months ended January 31, 2016 was $1.0 million compared to $1.2 million at January 31, 2015.

General, administrative and other expenses as a percent of total revenue was 12% in the nine months ended January 31, 2016, compared to 10% in the nine months ended January 31, 2015. These expenses increased 9% to $3.9 million in the nine months ended January 31, 2016, from $3.5 million in the nine months ended January 31, 2015.

Other income (expense):

Interest expense and other income were $330 in the nine months ended January 31, 2016, compared with interest expense and other income of $831 in the nine months ended January 31, 2015.  The decrease in interest expense is due directly to the lower interest rates on refinanced debt.  Interest related to obligations of BHCMC, LLC was $187 in the nine months ended January 31, 2016 compared to $666 in the nine months ended January 31, 2015.

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

The following table presents a summary of our operating segment information for the nine months ended January 31, 2016 and January 31, 2015:
(dollars in thousands)	Nine Months Ended January 31, 2016	Percent of Total Revenue	Nine Months Ended January 31, 2015	Percent of Total Revenue	Percent Change 2015-2016
Professional Services
Revenue
Boot Hill Casino	$21,210	97%	$22,297	98%	(5)%
Management/Professional Services	581	3%	537	2%	8%
Revenue	21,791	100%	22,834	100%	(5)%

Costs of Professional Services	13,317	61%	13,886	61%	(4)%
Expenses	7,738	36%	7,579	33%	2%
Total costs and expenses	21,055	97%	21,465	94%	(2)%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$736	3%	$1,369	6%	(46)%

(dollars in thousands)	Nine Months Ended January 31, 2016	Percent of Total Revenue	Nine Months Ended January 31, 2015	Percent of Total Revenue	Percent Change 2015-2016
Aerospace Products
Revenue	$11,078	100%	$12,392	100%	(11)%

Costs of Aerospace Products	8,638	78%	9,150	74%	(6)%
Expenses	2,973	27%	2,903	23%	2%
Total costs and expenses	11,611	105%	12,053	97%	(4)%

Aerospace Products operating income (loss)	$(533)	(5)%	$339	3%

Professional Services
•	Revenue from Professional Services decreased 5% for the nine months ended January 31, 2016 to $21.8 million compared to $22.8 million for the nine months ended January 31, 2015.

In the nine months ended January 31, 2016 Boot Hill Casino received gross receipts for the State of Kansas of $28.8 million compared to $29.9 million for the nine months ended January 31, 2015. Mandated fees, taxes and distributions reduced gross receipts by $9.9 million resulting in gaming revenue of $18.9 million for the nine months ended January 31, 2016, compared to a reduction to gross receipts of $9.9 million resulting in gaming revenue of $20.0 million for the nine months ended January 31, 2015.  Non-gaming revenue at Boot Hill Casino remained constant at $2.3 million for the nine months ended January 31, 2016, compared to $2.3 million for the nine months ended January 31, 2015.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino increased 8% to $581 for the nine months ended January 31, 2016, compared to $537 for the nine months ended January 31, 2015.

•	Costs of Professional Services decreased 4% in the nine months ended January 31, 2016 to $13.3 million compared to $13.9 million in the nine months ended January 31, 2015. Costs were 61% of segment total revenue in the nine months ended January 31, 2016, as compared to 61% of segment total revenue in the nine months ended January 31, 2015.

•	Expenses increased 2% in the nine months ended January 31, 2016 to $7.7 million compared to $7.6 million in the nine months ended January 31, 2015. Expenses were 36% of segment total revenue in the nine months ended January 31, 2016, as compared to 33% of segment total revenue in the nine months ended January 31, 2015.

Aerospace Products
•	Revenue decreased 11% to $11.1 million in the nine months ended January 31, 2016, compared to $12.4 million in the nine months ended January 31, 2015. This decrease is primarily attributable to decreased revenue of $1.3 million in the modification business. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs of Aerospace Products decreased by 6% in the nine months ended January 31, 2016 to $8.6 million compared to $9.2 million for the nine months ended January 31, 2015. Costs were 78% of segment total revenue in the nine months ended January 31, 2016, as compared to 74% of segment total revenue in the nine months ended January 31, 2015.

•	Expenses increased 2% in the nine months ended January 31, 2016 to $3.0 million compared to $2.9 million in the nine months ended January 31, 2015. Expenses were 27% of segment total revenue in the nine months ended January 31, 2016, as compared to 23% of segment total revenue in the nine months ended January 31, 2015.

Employees

Other than persons employed by our gaming subsidiaries there were 87 full time and 4 part time employees on January 31, 2016, compared to 91 full time and 3 part time employees on January 31, 2015. As of March 11, 2016, staffing is 86 full time and 4 part time employees. Our staffing at Boot Hill Casino & Resort on January 31, 2016 was 181 full time and 48 part time employees compared to 198 full time and 46 part time employees on October 31, 2014. At March 11, 2016 there are 181 full time employees and 48 part time employees. None of the employees are subject to any collective bargaining agreements.

SECOND QUARTER FISCAL 2016 COMPARED TO SECOND QUARTER FISCAL 2015

(dollars in thousands)	Three Months Ended January 31, 2016	Percent of Total Revenue	Three Months Ended January 31, 2015	Percent of Total Revenue	Percent Change 2015-2016
Revenue:
Professional Services	$6,853	62%	$7,757	70%	(12)%
Aerospace Products	4,214	38%	3,326	30%	27%

Total revenue	11,067	100%	11,083	100%	0%

Costs and expenses:
Costs of Professional Services	4,275	39%	4,715	43%	(9)%
Cost of Aerospace Products	3,068	28%	2,477	22%	24%
Marketing and advertising	890	8%	1,010	9%	(13)%
Employee benefits	470	4%	487	4%	(3)%
Depreciation and amortization	624	5%	693	6%	(10)%
General, administrative and other	1,298	12%	1,166	11%	12%

Total costs and expenses	10,625	96%	10,548	95%	1%
Operating income (loss)	$442	4%	$535	5%	(17)%

Revenue:

Revenue remained constant at $11.1 million in the three months ended January 31, 2016, compared to $11.1 million in the three months ended January 31, 2015. See "Operations by Segment" below for a discussion of the primary reasons driving revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design ("BCS"). Revenue from Professional Services decreased 12% to $6.9 million in the three months ended January 31, 2016 from $7.8 million in the three months ended January 31, 2015.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 27% for the three months to $4.2 million at January 31, 2016 compared to $3.3 million at January 31, 2015. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 1% in the three months ended January 31, 2016 to $10.6 million compared to $10.5 million in the three months ended January 31, 2015. Costs and expenses were 96% of total revenue in the three months ended January 31, 2016, as compared to 95% of total revenue in the three months ended January 31, 2015.

Costs of Professional Services decreased 9% in the three months ended January 31, 2016 to $4.3 million compared to $4.7 million in the three months ended January 31, 2015. Costs were 39% of total revenue in the three months ended January 31, 2016, as compared to 43% of total revenue in the three months ended January 31, 2015.

Costs of Aerospace Products increased by 24% in the three months ended January 31, 2016 to $3.1 million compared to $2.5 million for the three months ended January 31, 2015. Costs were 28% of total revenue in the three months ended January 31, 2016, as compared to 22% of total revenue in three months ended January 31, 2015.

Marketing and advertising expenses as a percent of total revenue was 8% in the three months ended January 31, 2016, as compared to 9% in the three months ended January 31, 2015. These expenses decreased 13% to $890 in the three months ended January 31, 2016, from $1.0 million in the three months ended January 31, 2015. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the three months ended January 31, 2016, compared to 4% in the three months ended January 31, 2015. These expenses decreased 3% to $470 in the three months ended January 31, 2016, from $487 in the three months ended January 31, 2015. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 5% in the three months ended January 31, 2016, compared to 6% in the three months ended January 31, 2015. These expenses decreased 10% to $624 in the three months ended January 31, 2016, from $693 in the three months ended January 31, 2015. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the three months ended January 31, 2016 was $339 compared to $404 at January 31, 2015.

General, administrative and other expenses as a percent of total revenue was 12% in the three months ended January 31, 2016, compared to 11% in the three months ended January 31, 2015. These expenses increased 12% to $1.3 million in the three months ended January 31, 2016, from $1.2 million in the three months ended January 31, 2015.

Other income (expense):

Interest expense and other income were $104 in the three months ended January 31, 2016, compared with interest expense and other income of $246 in the three months ended January 31, 2015.  The decrease in interest expense is due directly lower interest rates on refinanced debt.  Interest related to obligations of BHCMC, LLC was $63 in the three months ended January 31, 2016 compared to $190 in the three months ended January 31, 2015.

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

The following table presents a summary of our operating segment information for the three months ended January 31, 2016 and January 31, 2015:

(dollars in thousands)	Three Months Ended January 31, 2016	Percent of Total Revenue	Three Months Ended January 31, 2015	Percent of Total Revenue	Percent Change 2015-2016
Professional Services
Revenue
Boot Hill Casino	$6,770	99%	$7,611	98%	(11)%
Management/Professional Services	83	1%	146	2%	(43)%
Revenue	6,853	100%	7,757	100%	(12)%

Costs of Professional Services	4,275	62%	4,715	61%	(9)%
Expenses	2,303	34%	2,514	32%	(8)%
Total costs and expenses	6,578	96%	7,229	93%	(9)%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$275	4%	$528	7%	(48)%

(dollars in thousands)	Three Months Ended January 31, 2016	Percent of Total Revenue	Three Months Ended January 31, 2015	Percent of Total Revenue	Percent Change 2015-2016
Aerospace Products
Revenue	$4,214	100%	$3,326	100%	27%

Costs of Aerospace Products	3,068	73%	2,477	75%	24%
Expenses	979	23%	842	25%	16%
Total costs and expenses	4,047	96%	3,319	100%	22%

Aerospace Products operating income	$167	4%	$7	0%

Professional Services
•	Revenue from Professional Services decreased 12% to $6.9 million in the three months ended January 31, 2016, compared to $7.8 million for the three months ended January 31, 2015.

In the three months ended January 31, 2016 Boot Hill Casino received gross receipts for the State of Kansas of $9.2 million compared to $10.2 million for the three months ended January 31, 2015. Mandated fees, taxes and distributions reduced gross receipts by $3.2 million resulting in gaming revenue of $6.0 million for the three months ended January 31, 2016, compared to a reduction to gross receipts of $3.4 million resulting in gaming revenue of $6.8 million for the three months ended January 31, 2015.  Non-gaming revenue at Boot Hill Casino was $766 for the three months ended January 31, 2016, compared to $800 for the three months ended January 31, 2015.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino decreased 43% to $83 for the three months ended January 31, 2016, compared to $146 for the three months ended January 31, 2015.

•	Costs of Professional Services decreased 9% in the three months ended January 31, 2016 to $4.3 million compared to $4.7 million in the three months ended January 31, 2015. Costs were 62% of segment total revenue in the three months ended January 31, 2016, as compared to 61% of segment total revenue in the three months ended January 31, 2015.

•	Expenses decreased 8% in the three months ended January 31, 2016 to $2.3 million compared to $2.5 million in the three months ended January 31, 2015. Expenses were 34% of segment total revenue in the three months ended January 31, 2016, as compared to 32% of segment total revenue in the three months ended January 31, 2015.

Aerospace Products
•	Revenue increased 27% to $4.2 million in the three months ended January 31, 2016, compared to $3.3 million in the three months ended January 31, 2015. This increase is primarily attributable to increased revenue of $602 in the modification business. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs of Aerospace Products increased by 24% in the three months ended January 31, 2016 to $3.1 million compared to $2.5 million for the three months ended January 31, 2015. Costs were 73% of segment total revenue in the three months ended January 31, 2016, as compared to 75% of segment total revenue in the three months ended January 31, 2015.

•	Expenses increased 16% in the three months ended January 31, 2016 to $979 compared to $842 in the three months ended January 31, 2015. Expenses were 23% of segment total revenue in the three months ended January 31, 2016, as compared to 25% of segment total revenue in the three months ended January 31, 2015.

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

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC required the completion of an addition to the Boot Hill Casino. The Phase II development of an adjacent hotel and community owned special events center was funded by BHI, is completed, and open to the public. The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. Phase II expansion of the unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine acquisitions, and casino earnings, with minimum exposure to Butler National Corporation. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and provided for up to 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). Boot Hill Casino now has approximately 650 gaming machines on the floor.

Analysis and Discussion of Cash Flow

During nine months ended January 31, 2016 our cash position decreased by $29. Net income was $74. Cash flows provided by operating activities was $668. Non-cash activities consisting of depreciation and amortization contributed $2.9 million. Customer deposits increased our cash position by $68 while inventories decreased our cash position by $1.5 million. Accounts receivable decreased our cash position by $589. Gaming facility mandated payments decreased our cash position by $472. Prepaid expenses and other assets increased our cash by $248, while an increase in accounts payable and a decrease in accrued expenses and other current liabilities increased our cash by an additional $136.

Cash used in investing activities was $868. We invested $173 to purchase equipment, and $695 to develop and enhance STCs.

Cash provided by financing activities was $171. We made repayments on our debt of $1.9 million and increased promissory notes and long-term debt by $2.4 million.  We made a distribution to our non-controlling member of $360.

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

Evaluation of disclosure controls and procedures: Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2016.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the three months ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1		LEGAL PROCEEDINGS.

As of March 11, 2016, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2016 and April 30, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2016 and 2015, and nine months ended Januray 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

March 16, 2016	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

March 16, 2016	/s/ Craig D. Stewart
Date	Craig D. Stewart
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2015.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of Janury 31, 2016 and April 30, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2016 and 2015, and nine months ended January 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.