Form 10-K
period 2016-04-30
BUTLER NATIONAL CORP
filed 2016-07-27
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended April 30, 2016
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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $8,046,508 at October 31, 2015, when the closing price of such stock was $0.17.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of July 22, 2016, was 64,066,873 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

BUTLER NATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2016
TABLE OF CONTENTS

PART I
PART II
PART III
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	40
	Signatures	43
	Financial Statements	45

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

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K and the Cautionary Statements filed by us as Exhibit 99 to this form, including the following factors:

• the impact of general economic trends on the Company's business;
• sensitivity of demand related to changes in the U.S. dollar to foreign currency exchange rates;
•	the deferral or termination of programs or contracts for convenience by customers;
•	market acceptance of the Company's Aerospace Products and or other planned products or product enhancements;
•	increased fuel and energy costs and the downward pressure on demand for our aircraft business;
•	the ability to gain and maintain regulatory approval of existing products and services and receive regulatory approval of new businesses and products;
•	the actions of regulatory, legislative, executive or judicial decisions of the federal, state or local level with regard to our business and the impact of any such actions;
•	failure to retain/recruit key personnel;
•	the availability of government funding to vendors and customers;
•	any delays in receiving components from third party suppliers;
•	the competitive environment;
•	the bankruptcy or insolvency of one or more key customers or vendors;
•	new product offerings from competitors;
•	protection of intellectual property rights;
•	the ability to service, supply or visit the international market;
•	acts of terrorism and war and other uncontrollable events;
•	joint ventures and other arrangements;
•	low priced penny-stock regulations;
•	general governance features;
•	United States and other country defense spending cuts;
•	our estimated effective income tax rates; estimated tax benefits; and merits of our tax position
•	potential future acquisitions;
•	changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines and fines of courts, travel restrictions, regulators and governmental bodies;
•	the ability to timely and cost-effectively integrate companies that we acquire into our operations;
•	construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;
•	litigation outcomes and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions and fines and taxation;
•	access to insurance on reasonable terms;
•	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations;
•	as a supplier of military and other equipment to the U.S. Government, we are subject to unusual risks, such as the right of the U.S. Government contractor to terminate contracts for convenience and to conduct audits and investigations of our operations and performance;
•	our reputation and ability to do business may be impacted by the improper conduct of employees, vendors, agents or business partners;
•	changes in legislation or government regulations or policies can have a significant impact on our results of operations; and
•	other factors disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Aircraft Modifications principally includes the modification of customer and company owned business-size aircraft from passenger to freighter configuration, addition of radar systems, aerial photography capabilities, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault Falcon aircraft along with other specialized modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon").

Avionics principally includes the manufacture, sale, and service of electronic equipment and systems.  We have made significant development investments and continue to make these investments to address the current Federal Aviation Administration ("FAA") and international system requirements for Automatic Dependent Surveillance - Broadcast ("ADS-B").  ADS-B is a precise satellite-based surveillance system.  ADS-B Out uses GPS technology to determine an aircraft's location, airspeed and other data, and broadcasts that information to a network of ground station, which relays the data to airtraffic control displays and to nearby aircraft equipped to receive the data via ADS-B In.  Operators of aircraft equipped with ADS-B In can receive weather and traffic position information delivered directly to the cockpit.  We currently have FAA approved Supplemental Type Certificates allowing the installation of four different configurations of ADS-B systems. ADS-B will be required on the majority of all civil aviaition aircraft by January 20, 2020.  We are selling and installing ADS-B system solutions at Butler Avionics and Avcon.

In addition to the new ADS-B systems, Avionics includes airborne electronic switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90, and the KC-10 aircraft, Transient Suppression Devices ("TSDs") for fuel tank protection on Boeing Classic 737 and 747 aircraft, and other Classic aircraft using a capacitance fuel quantity indicating system ("FQIS"), airborne electronics upgrades for classic weapon control systems used on military aircraft and vehicles, and consulting services with airlines and equipment manufacturers regarding fuel system safety requirements. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona and the services through Butler National Corporation - Olathe, Kansas ("Avionics", "Classic Aviation Products", "Safety Products", or "Switching Units").

Butler Avionics, Inc. ("Butler Avionics") sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems). These systems are flight display systems which include intuitive touchscreen controls with large display to give users unprecedented access to high-resolution terrain mapping, graphical flight planning, geo-referenced charting, traffic display, satellite weather and much more. Butler Avionics received Parts Manufacturing Authority ("PMA") from the Federal Aviation Administration ("FAA") in fiscal 2015 and is currently manufacturing parts. Butler Avionics is also recognized nationwide for its troubleshooting and repair work particularly on autopilot systems.

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

Assets as of April 30, 2016 and 2015 and Revenue for the years ended April 30, 2016 and 2015.

Assets	2016	2015
Professional Services	52.6%	52.0%
Aerospace Products	47.4%	48.0%

Revenue	2016	2015
Professional Services	66.5%	65.4%
Aerospace Products	33.5%	34.6%

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

Financial Information about Industry Segments

Information with respect to our industry segments are found at Note 10 of Notes to Consolidated Financial Statements for the two year period ended April 30, 2016.

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

Aerospace is the legacy part of the Butler National business. Organized over 56 years ago, this business is based upon design engineering and installation innovations to enhance and support products related to airplanes and ground support equipment. These new products included: in the 1960's, aircraft electronic load sharing and system switching equipment, a number of airplane electronic navigation instruments, radios and transponders; in the 1970's, ground based VOR navigation equipment sold worldwide and GPS equipment as we know it today in civilian use; in the 1980's, special mission modifications to business jets for aerial surveillance and conversion of passenger configurations to cargo; in the 1990's, classic aviation support of aging airplanes with enhanced protection of electrical systems through transient suppression devices (TSD), control electronics for military weapon systems and improved aerodynamic control products (Avcon Fins) allowing stability at higher gross weights for additional special mission applications; in the 2000's, improved accuracy of the airspeed and altimeter systems to allow less vertical separation between flying airplanes (RVSM) and acquisition of the JET autopilot product line to support and replace aged electronic equipment in the classic fleet of Learjet airplanes; and in the 2010's, the acquisition of Butler Avionics to provide additional classic airplane support by retrofit of avionics from the past 40 years to modern state of the art equipment for sale worldwide using FAA supplemental type certification to make the installations (STC) acceptable to foreign governments for installation abroad.  Aerospace is preparing for the 2020's through the development and certification of ADS-B systems in support of the FAA "NextGen" update of the Air Traffic Control system in the United States and many other countries.

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

Aircraft Modification: Our aircraft modifications are performed by Avcon Industries, Inc. ("Avcon"). Avcon modifies business-type aircraft in Newton, Kansas. Newton is geographically located in the Wichita, Kansas area, the air capital of the world. The modifications include aircraft conversion from passenger to freighter configuration, radar systems, addition of aerial photography capabilities, stability enhancing modifications for Learjets, and other special mission modifications. Avcon offers avionics, aerodynamic, and stability improvement products for selected business jet aircraft. Avcon makes these modifications to customer-owned aircraft.

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

We own more than 250 STCs. When the STC is applicable to a multiple number of aircraft it is categorized as a Multiple-Use STC. These Multiple-Use STCs are considered a major asset of the Company. Some of the Multiple-Use STCs include Reduced Vertical Separation Minimums (RVSM), Beechcraft Cargo Door, Beechcraft Extended Door, Learjet AVCON FINS, Learjet Extended Tip Fuel Tanks, Learjet Weight Increase Package, Dassault Falcon 20 Cargo Door, ADS-B avionics systems, and many special mission modifications.

We operate FAA Authorized Repair Stations. The focus of our business includes the Learjet model 20, 30, 55 and 60 series, Beechcraft King Air, Cessna turbine engine, Cessna multi-engine piston, and Dassault Falcon 20 aircraft. The Repair Stations are a convenience for our customers bringing aircraft to us for modification and maintenance.

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

We worked with the Original Equipment Manufacturer to design the Butler National Transient Suppression Device ("TSD"). The TSD is approved and certified by the Federal Aviation Administration ("FAA") under STC number ST00846SE and is owned, manufactured, and marketed by us. The TSD is one solution to the requirements of AD 98-20-40 issued by the FAA to protect the aircraft main and/or auxillary fuel tanks from hazardous energy levels introduced through the wiring of the FQIS.

Professional Services

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design, Inc. ("BCS").

In the early 1990's, management determined that more revenue stable business units were needed to sustain the Company. Members of the Board of Directors had contacts with several American Indian tribes and other members of the Board were associated with gaming operators in Las Vegas. After enactment of the 1988 Indian Gaming Regulatory Act ("IGRA") we reached out to various Indian tribes with land in the area to explore the opportunities for operations under IGRA. This resulted in the "Stables", an Indian owned casino on Modoc Indian land opened in September 1998 developed and managed by BNSC. The Stables Management Agreement has been available on the website maintained by the National Indian Gaming Commission ("NIGC"). The Stables Management Agreement was subsequently amended by various amendments dated April 30, 2003 (the "First Amendment"), November 30, 2006 (the "Second Amendment"), October 19, 2009 (the "Third Amendment") and September 22, 2011 (the "Fourth Amendment"). The result of the First Amendment, Second Amendment, Third Amendment and Fourth Amendment is to provide (a) that twenty (20%) of net profits from The Stables are distributed to BNSC, (b) to end per the joint venture agreement the participation of the Miami Indian tribe from the business and (c) to extend the duration of the Stables Management Agreement through September 30, 2018. BCS Design assisted with the design, construction and continues to assist with refurbishment of the Stables.

From this experience with IGRA and the success of the Indian gaming industry, we determined that the IGRA model may be applicable for state-owned gaming. We spent Butler National Corporation innovation, legal and market development funds to design and encourage the use of an Indian-owned gaming model in the State of Kansas. From these efforts, Kansas enacted the Kansas Expanded Lottery Act (KELA) in 2007 allowing four state-owned casinos to be developed in Kansas. In 2007, BNSC made application to manage a state-owned casino. In 2008, BNSC was awarded a fifteen year term to manage the Boot Hill Casino in Dodge City, Kansas pursuant to a Lottery Gaming Facility Management Contract (the "Boot Hill Casino Management Contract"). The Boot Hill Casino Management Contract was amended on December 29, 2009 (the "First Amendment to the Boot Hill Casino Management Contract") to bring the definition of "Fiscal Year" in line with the fiscal year of BNSC (May 1 to April 30). BHCMC was organized to be the manager of the Boot Hill Casino in Dodge City, Kansas. The casino opened in December 2009. BCS Design assisted with the design, construction and continues to assist with refurbishment of Boot Hill Casino.

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

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC required the completion of an addition to the Boot Hill Casino. The Phase II development of an adjacent hotel and community owned special events center was funded by BHI, is completed, and open to the public. The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. Phase II expansion of the unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine acquisitions, and casino earnings. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and provided for up to 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). Boot Hill Casino now has approximately 650 gaming machines on the floor.  Boot Hill Casino acquired the naming rights to the City of Dodge City and Ford County owned conference center connected to the casino through the breezeway.  The conference center is now known as the Boot Hill Casino and Resort Conference Center.

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

Backlog: Our backlog as of April 30, 2016 and 2015 was as follows:

Industry Segment
(in thousands)	2016	2015
Aerospace Products	$7,510	$8,999
Professional Services	94	100

Total backlog	$7,604	$9,099

Our backlog as of July 22, 2016 totaled $11,820; consisting of $11,730 and $90, respectively, for Aerospace Products and Professional Services. The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. A portion of this backlog may be delivered after fiscal year 2017. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.

Employees: Other than persons employed by our gaming subsidiaries there were 79 full time and 3 part time employees on April 30, 2016 compared to 92 full time and 4 part time employees on April 30, 2015. As of July 22, 2016, staffing was 81 full time and 2 part time employees. Our staffing at Boot Hill Casino on April 30, 2016 was 179 full time and 52 part time employees and at July 1, 2016 was 173 full time employees and 64 part time employees. None of the employees are subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and Export Sales: International sales are made through authorized installation centers and direct to foreign customers to be completed and included in domestic operations. The sales to our customers outside the U.S. consisted of approximately $4.5 million in the year ended April 30, 2016 and $5.4 million in the year ended April 30, 2015. Sales from international operations are subject to changes in domestic and foreign laws, regulations and controls. All sales are made in U.S. dollars.

Executive Officers of the Registrant: The following people are executive officers of the registrant:
R. Warren Wagoner, 64 years old, Chairman of the Board of Directors
Clark D. Stewart, 76 years old, President and Chief Executive Officer
Craig D. Stewart, 42 years old, Vice President and Chief Financial Officer
Christopher J. Reedy, 50 years old, Vice President and Secretary

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

Aviation: In the U.S., our aircraft products are required to comply with FAA regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. Internationally, similar requirements exist for airworthiness, installation and operations approvals. These requirements are generally administered by the national aviation authorities of each country.

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

Major Customers: The termination of contracts with major customers or renegotiation of these contracts at less cost-effective terms could have a materially adverse effect on the Company. Irregularities in financial accounting procedures, financial reporting requirements and regulatory reporting requirements could cause major customers to become unstable and be unable to complete business transactions which could have a materially adverse effect on the Company. We have no "major customers" (10 percent or more of consolidated revenue). During the fiscal year ending April 30, 2016 we derived 14.5 % of our revenue from five customers.

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

International Sales: Our international sales may be subject to local government laws, regulations and procurement policies and practices which may differ from U.S. Government regulation, including regulations related to products being installed on aircraft, exchange controls, as well to varying currency, geo-political and economic risks. We also are exposed to risks associated with any relationships with foreign representatives, consultants, partners and suppliers for international sales and operations.  Our ability to arrange safe travel to visit our international customers may put our ability to sell in the international market at risk.

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

Boot Hill Casino, pursuant to its Management Contract with the State of Kansas pays total taxes between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. Boot Hill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $2.7 million during fiscal year ended April 30, 2016.

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

Butler Avionics, Inc. is located at 280 Gardner Dr., Ste. 3, New Century, Kansas in a 19,500 square foot facility with annual rent of approximately $163.

Avcon Industries, Inc. is located at 714 North Oliver Road, Newton, Kansas, in a 47,000 square foot leased facility of hangar and office space at the municipal airport in Newton, Kansas, at an annual rent of approximately $157.

Butler National Aircraft Certification Center is located at One Aero Plaza, New Century, Kansas in a 36,000 square foot facility with hangar space at the New Century Airport in New Century, Kansas. The annual rent is approximately $48.

Professional Services (dollars in thousands):

BHCMC, LLC is located at 4000 W. Comanche in Dodge City, Kansas in a 60,000 square feet building known as the Boot Hill Casino facility at an annual rent of $4,745 in fiscal year ended April 30, 2016 and $4,698 in fiscal year ended April 30, 2015.

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

Item 3.  LEGAL PROCEEDINGS

As of July 22, 2016, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK (BUKS):

(a) Market Information: Our shares are exclusively quoted on OTC Pink platform under the symbol "BUKS".

The range of the high and low bid prices per share of the our common stock, for fiscal years 2016 and 2015, as reported by OTC Markets Group, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2016		Year Ended April 30, 2015
	Low	High	Low	High
First quarter	$0.16	$0.27	$0.14	$0.20
Second quarter	$0.16	$0.24	$0.15	$0.23
Third quarter	$0.13	$0.20	$0.13	$0.19
Fourth quarter	$0.13	$0.23	$0.14	$0.28

(b)	Holders: The approximate number of holders of record of our common stock, as of July 22, 2016, was 2,800. The price of the stock as of July 22, 2016 was approximately $0.19 per share.
(c)	Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:

As of July 22, 2016 there were no Convertible Preferred shares or Convertible Debenture notes outstanding.

Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2015 through April 30, 2016	0	$0.00	0

Total	0	$0.00	0

Item 6.  SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition", and with the Consolidated Financial Statements and related Notes included elsewhere in this report.

	Year Ended April 30 (In thousands except per share data)
	2016	2015	2014	2013	2012
Total revenues	$44,794	$47,062	$47,271	$49,152	$52,719

Operating income	$622	$1,319	$1,921	$1,503	$5,486

Net income (loss) attributable to Butler National Corporation	$24	$27	$112	$(148)	$1,900

Basic earnings per common share	$0.00	$0.00	$0.00	$0.00	$0.03

Selected Balance Sheet Information
Total assets	$42,697	$41,598	$41,678	$43,860	$40,562
Long-term obligations (excluding current maturities)	$5,218	$6,870	$6,820	$10,155	$8,678
Cash dividends declared per common share	None	None	None	None	None

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management Discussion and Analysis (MD&A) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements (Notes).

Our fiscal year ends on April 30. Fiscal years 2016 and 2015 consisted of 52 weeks and ended on April 30, 2016 and April 30, 2015, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.

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

Aerospace is the legacy part of the Butler National business. Organized over 56 years ago, this business is based upon design engineering and installation innovations to enhance and support products related to airplanes and ground support equipment. These new products included: in the 1960's, aircraft electronic load sharing and system switching equipment, a number of airplane electronic navigation instruments, radios and transponders; in the 1970's, ground based VOR navigation equipment sold worldwide and GPS equipment as we know it today in civilian use; in the 1980's, special mission modifications to business jets for aerial surveillance and conversion of passenger configurations to cargo; in the 1990's, classic aviation support of aging airplanes with enhanced protection of electrical systems through transient suppression devices (TSD), control electronics for military weapon systems and improved aerodynamic control products (Avcon Fins) allowing stability at higher gross weights for additional special mission applications; in the 2000's, improved accuracy of the airspeed and altimeter systems to allow less vertical separation between flying airplanes (RVSM) and acquisition of the JET autopilot product line to support and replace aged electronic equipment in the classic fleet of Learjet airplanes; and in the 2010's, the acquisition of Butler Avionics to provide additional classic airplane support by retrofit of avionics from the past 40 years to modern state of the art equipment for sale worldwide using FAA supplemental type certification to make the installations (STC) acceptable to foreign governments for installation abroad.  Aerospace is preparing for the 2020's through the development and certification of ADS-B systems in support of the FAA "NextGen" update of the Air Traffic Control system in the United States and many other countries.

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

In the early 1990's, management determined that more revenue stable business units were needed to sustain the Company. Members of the Board of Directors had contacts with several American Indian tribes and other members of the Board were associated with gaming operators in Las Vegas. After enactment of the 1988 Indian Gaming Regulatory Act ("IGRA") we reached out to various Indian tribes with land in the area to explore the opportunities for operations under IGRA. This resulted in the "Stables", an Indian owned casino on Modoc Indian land opened in September 1998 developed and managed by BNSC. The Stables Management Agreement has been available on the website maintained by the National Indian Gaming Commission ("NIGC"). The Stables Management Agreement was subsequently amended by various amendments dated April 30, 2003 (the "First Amendment"), November 30, 2006 (the "Second Amendment"), October 19, 2009 (the "Third Amendment") and September 22, 2011 (the "Fourth Amendment"). The result of the First Amendment, Second Amendment, Third Amendment and Fourth Amendment is to provide that twenty (20%) of net profits from The Stables are distributed to BNSC, to end per the joint venture agreement the participation of the Miami Indian tribe from the business and to extend the duration of the Stables Management Agreement through September 30, 2018. BCS Design assisted with the design, construction and continues to assist with refurbishment of the Stables.

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

The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. Phase II expansion of the unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine acquisitions, and casino earnings. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and provided for up to 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). BCS Design assisted with the design, construction, and continues to assist with refurbishment of Boot Hill Casino. Boot Hill Casino now has approximately 650 gaming machines on the floor.  Boot Hill Casino acquired the naming rights to the City of Dodge City and Ford County owned conference center connected to the casino through the breezeway.  The conference center is now known as the Boot Hill Casino and Resort Conference Center.

Results Overview

Our fiscal 2016 revenue decreased 5% to $44.8 million compared to $47.1 million in fiscal 2015. In fiscal 2016 the Professional Services revenue decreased 3%. There was a decrease of 8% in the Aerospace Products revenue in fiscal 2016. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Our fiscal 2016 net income was $24 compared to net income of $27 in fiscal 2015. Earnings per share was $0.00 for fiscal 2016 compared to $0.00 in fiscal 2015. We continue focusing on our margin expansion initiatives, including efficiencies in our implementation and operational processes and controlling general and administrative expenses. The fiscal 2016 operating income was 2%, a decrease from our margin of 3% in fiscal 2015.

RESULTS OF OPERATIONS

Fiscal 2016 compared to Fiscal 2015
(dollars in thousands)	2016	Percent of Total Revenue	2015	Percent of Total Revenue	Percent Change 2015-2016
Revenue:
Professional Services	$29,784	66%	$30,795	65%	(3)%
Aerospace Products	15,010	34%	16,267	35%	(8)%

Total revenues	44,794	100%	47,062	100%	(5)%

Costs and expenses:
Cost of Professional Services	17,872	40%	18,798	40%	(5)%
Cost of Aerospace Products	12,173	27%	12,672	27%	(4)%
Marketing and advertising	4,562	10%	4,323	9%	6%
Employee benefits	1,889	4%	1,825	4%	4%
Depreciation and amortization	2,174	5%	2,885	6%	(25)%
General, administrative and other	5,502	12%	5,240	11%	5%

Total costs and expenses	44,172	98%	45,743	97%	(3)%
Operating income	$622	2%	$1,319	3%	(53)%

Revenue:

Revenue decreased 5% to $44.8 million in fiscal 2016, compared to $47.1 million in fiscal 2015. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design ("BCS"). Revenue from Professional Services decreased 3% to $29.8 million in fiscal 2016 compared to $30.8 million in fiscal 2015.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 8% to $15.0 million in fiscal 2016 compared to $16.3 million in fiscal 2015. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 3% in fiscal 2016 to $44.2 million compared to $45.7 million in fiscal 2015. Costs and expenses were 98% of total revenue in fiscal 2016, compared to 97% of total revenue in fiscal 2015.

Marketing and advertising expenses as a percent of total revenue was 10% in fiscal 2016, as compared to 9% in fiscal 2015. These expenses increased 6% to $4.6 million in fiscal 2016, from $4.3 million in fiscal 2015. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in fiscal 2016, compared to 4% in fiscal 2015. These expenses increased 4% to $1.9 million in fiscal 2016, from $1.8 million in fiscal 2015. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization as a percent of total revenue was 5% in fiscal 2016, compared to 6% in fiscal 2015. These expenses decreased 25% to $2.2 million in fiscal 2016, from $2.9 million in fiscal 2015. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for fiscal 2016 was $1.4 million compared to $1.5 in fiscal 2015.

General, administrative and other expenses as a percent of total revenue was 12% in fiscal 2016, compared to 11% in fiscal 2015. These expenses increased 5% to $5.5 million in fiscal 2016, from $5.2 million in fiscal 2015.

Other income (expense):

Interest and other expenses were $471 in fiscal 2016 compared with interest and other expenses of $1.1 million in fiscal 2015, a decrease of $670, from fiscal 2015 to fiscal 2016 as a result of refinancing the obligations of BHCMC, LLC. In fiscal 2015, a gain on settlement was recognized in the amount of $773.  In fiscal year 2016, a gain on the sale of an aircraft was recognized in the amount of $732.

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

The following table presents a summary of our operating segment information for fiscal years 2016 and 2015:

(dollars in thousands)	2016	Percent of Revenue	2015	Percent of Revenue	Percent Change 2015-2016
Professional Services
Revenue
Boot Hill Casino	$29,143	98%	$29,923	97%	(3)%
Management/Professional Services	641	2%	872	3%	(26)%
Revenue	29,784	100%	30,795	100%	(3)%

Costs of Professional Services	17,872	60%	18,798	61%	(5)%
Expenses	10,315	35%	10,203	33%	1%
Total costs and expenses	28,187	95%	29,001	94%	(3)%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$1,597	5%	$1,794	6%	(11)%

(dollars in thousands)	2016	Percent of Revenue	2015	Percent of Revenue	Percent Change 2015-2016

Aerospace Products
Revenue	$15,010	100%	$16,267	100%	(8)%

Costs of Aerospace Products	12,173	81%	12,672	78%	(4)%
Expenses	3,812	25%	4,070	25%	(6)%
Total costs and expenses	15,985	106%	16,742	103%	(5)%

Aerospace Products operating income (loss)	$(975)	(6)%	$(475)	(3)%

Professional Services
•	Revenue from Professional Services decreased 3% to $29.8 million in fiscal 2016 from $30.8 million in fiscal 2015. The decrease in Professional Services revenue was driven primarily by decreased revenue in gaming activities of $0.8 million.

In fiscal 2016 Boot Hill Casino received gross receipts for the State of Kansas of $39.3 million compared to $40.4 million in fiscal 2015. Mandated fees, taxes and distributions reduced gross receipts by $13.4 million resulting in gaming revenue of $25.9 million in fiscal 2016 compared to $26.8 million in fiscal 2015, a decrease of 3%.  Non-gaming revenue at Boot Hill Casino increased to $3.2 million in fiscal 2016 compared to $3.1 million in fiscal 2015.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino decreased 26% to $641 in fiscal 2016 compared to $872 in fiscal 2015.

•	Costs decreased 5% in fiscal 2016 to $17.9 million compared to $18.8 million in fiscal 2015. Costs were 60% of segment total revenue in fiscal 2016, compared to 61% of segment total revenue in fiscal 2015.

•	Expenses increased 1% in fiscal 2016 to $10.3 million compared to $10.2 million in fiscal 2015. Expenses were 35% of segment total revenue in fiscal 2016, compared to 33% of segment total revenue in fiscal 2015.

Aerospace Products
•	Revenue decreased 8% to $15.0 million in fiscal 2016 compared to $16.3 million in fiscal 2015. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs decreased 4% to $12.2 million in fiscal 2016 compared to $12.7 million in fiscal 2015. Costs were 81% of segment total revenue in fiscal 2016, compared to 78% of segment total revenue in fiscal 2015.

•	Expenses decreased 6% in fiscal 2016 at $3.8 million compared to $4.1 million in fiscal 2015. Expenses were 25% of segment total revenue in fiscal 2016, compared to 25% of segment total revenue in fiscal 2015.

Liquidity and Capital Resources (in thousands)

At April 30, 2016, the Company was utilizing promissory note in the form of a line of credit totaling $5.0 million. The unused line at April 30, 2016 was $1.0 million. During the current year these funds were primarily used for the purchase of inventory and aircraft modification STC development for the modifications and avionics operations.

We believe the line of credit will be extended when it becomes due and do not anticipate the full repayment of the line in fiscal 2017. The line of credit matures in September 2016. The line of credit is collateralized by a first and second position on all assets of the Company.

At April 30, 2016, there were several notes collateralized by aircraft security agreements totaling $778. These notes were used for the purchase and modification of these collateralized aircraft.

There are three notes at a bank totaling $858 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is March 2019.

One note totaling $291 remains for real estate purchased in Dodge City, Kansas.  This note matures in June 2019.

One note collateralized by equipment totals an additional $3.

BHCMC arranged to acquire for ownership by the Kansas Lottery additional gaming machines. The balance of these financed payables is $1,150.

There is one note at a bank totaling $4.6 million. The proceeds were used primarily to pay off obligations with BHCI (a non-controlling owner of BHCMC, LLC). This note matures in May 2020.

We are not in default of any of our notes as of April 30, 2016 or July 22, 2016.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2016 and beyond.

Analysis and Discussion of Cash Flow

During fiscal 2016 our cash position increased by $1.2 million. Net income was $815. Cash flows from operating activities provided $2.4 million. Non-cash activities consisting of depreciation and amortization contributed $3.8 million and 401(k) stock issues contributed $241. Accounts receivable, customer deposits and inventories decreased our cash position by $2.1 million. Prepaid expenses and current assets increased our cash by $274, while an increase in accounts payable, accrued expenses, and other liabilities increased our cash by an additional $197. We had a gain on sale and disposal of assets of $736.

Cash used in investing activities was $808. We invested $355 to purchase aircraft, $27 on aircraft related equipment, $1.2 million towards STCs, and $1.2 million to equipment purchases and leasehold improvements at Boot Hill Casino. We received proceeds of $1.0 million from the sale of and disposal of assets.

Cash provided by financing activities was $518. We reduced our debt by $1.6 million while advancing on our line of credit $2.5 million. We distributed $360 to our non-controlling member.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. Significant estimates include assmptions about collection of accouns receivable, the valuation, and recognition of stock-based compensation expense, valuation for deferred tax assets and useful life of fixed assets.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2016. From fiscal year 2015 to fiscal year 2016 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2017 and 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations:

Tabular Disclosure of Contractual Obligations

Payments Due By Period
 (Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	2 Years FY 2018	3 Years FY 2019	4 Years FY 2020	5 Years FY 2021	Thereafter

Long-term debt	$7,682	$2,464	$1,952	$1,594	$1,569	$103	$-

Operating rent obligations	464	235	175	40	7	7	-

BHCR Facility rent obligations	97,818	4,793	4,841	4,889	4,938	4,987	73,370

Promissory notes	3,988	3,988	-	-	-	-	-

TOTAL	$109,952	$11,480	$6,968	$6,523	$6,514	$5,097	$73,370

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

Expected Maturity Date
 (Dollars in thousands)
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Assets
Note receivable:	$-	$-	$-	$-	$-	$-	$-	$-
Variable rate
Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Liabilities
Promissory notes	$3,988	$-	$-	$-	$-	$-	$3,988	$3,988
Long-term debt:	$2,464	$1,952	$1,594	$1,569	$103	$-	$7,682	$7,682
Variable rate
Average interest rate	4.1%	4.7%	5.0%	5.1%	4,9%	N/A	4.4%	4.4%

Interest Payments
Est. interest payments:	$342	$198	$123	$46	$3	$-	$712

Scheduled interest payments are calculated on a fixed rate basis, if known, and the remaining interest will be calculated on the average current rate, including imputed interest calculations at 6%.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant are set forth on pages 45 through 59 of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We had no changes or disagreements with accountants.

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

In connection with the preparation of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2016.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2016.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no material changes in the Company internal controls over financial reporting during the three months ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Name of Director, Age and Term	Served Since	Principal Occupation for Last Five Years and Other Directorships
Clark D. Stewart (76) Up for re-election at fiscal year end 2018	1989	President of the Company from September 1, 1989 to present.

R. Warren Wagoner (64) Up for re-election at fiscal year end 2018	1986	Chairman of the Board of Directors of the Company since August 30, 1989. Employee chairman until October 2013.

David B. Hayden (70) Up for re-election at fiscal year end 2017	1996	Co-owner and President of Kings Avionics, Inc. since 1974 prior to its acquisition in 2010. Director since 1996. Consultant since 2011.

Michael J. Tamburelli (53) Up for re-election at fiscal year end 2017	2010
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

Bradley K. Hoffman (42) Up for re-election at fiscal year end 2016	2010	Vice President – Corporate Strategy of ISG Technology, Inc. since 2005. Director since 2010.

The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of stockholders and at special meetings held during the year. The executive officers are as follows:

Name	Age	Position
Clark D. Stewart	76	President and Chief Executive Officer
Craig D. Stewart	42	Vice President and Chief Financial Officer
Christopher J. Reedy	50	Vice President and Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the SEC and NASDAQ.  Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during fiscal 2016, all of its executive officers, directors and greater-than-10% beneficial owners complied with the Section 16(a) filing requirements, except that Messrs. Clark Stewart, Craig Stewart, and Christopher Reedy each filed one late Section 16(a) report, each reporting one late transaction on a Form 4 filed June 24, 2016, which related to the issuance on April 30, 2016 of the Company's common stock to the Company's 401(k) plan for the benefit of such executive officers as the Company's matching contribution for fiscal 2016.

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

Audit Committee and Audit Committee Financial Expert of the Company

The current members of the Audit Committee are Mr. David B. Hayden (a non-employee consultant), Mr. Bradley K. Hoffman, and Mr. Tad McMahon. Mr. Hoffman is an independent member under the Nasdaq listing standards. The Audit Committee met five times during fiscal year 2016, excluding actions by unanimous written consent.

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

Audit Committee Report

The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors and oversees the entire audit function including the selection of independent registered public accounting firm. Management has the primary responsibility for the consolidated financial statements and the financial reporting process including internal control over financial reporting and the Company's legal and regulatory compliance. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed with management the audited consolidated financial statements for the year ended April 30, 2016 including a discussion of the acceptability and quality of the accounting principles, the reasonableness of significant accounting judgments and critical accounting policies and estimates, the clarity of disclosures in the consolidated financial statements, and management's assessment and report on internal control over financial reporting. The Audit Committee also discussed with the Chief Executive Officer and Chief Financial Officer their respective certifications with respect to the Company's Annual Report on Form 10-K for the year ended April 30, 2016.

The Audit Committee reviewed with the independent registered public accounting firm, who are responsible for expressing an opinion on the conformity of the audited consolidated financial statements with U.S. generally accepted accounting principles, its judgments as to the acceptability and quality of the Company's accounting principles and such other matters as are required to be discussed with the Audit Committee in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) including those matters required to be discussed by Auditing Standard No. 16, Communications with Audit Committees. In addition, the Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence and has discussed those disclosures and other matters relating to independence with the auditors.

The Audit Committee discussed with the Company's independent registered public accounting firm the overall scope and plans for its audit. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its audits of the Company.

Members of the Audit Committee rely without independent verification on the information provided to them and on the representations made by management and the independent registered public accounting firm. In reliance on the reviews and discussions with management and with the independent registered public accounting firm referred to above and the receipt of an unqualified opinion from RBSM, LLP dated July 27, 2016 regarding the audited consolidated financial statements of the Company for the year ended April 30, 2016, the Audit Committee recommended to the Board of Directors (and the Board approved) that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended April 30, 2016 for filing with the Securities and Exchange Commission.

The Audit Committee report is submitted by:

David B. Hayden, Bradley K. Hoffman and Tad McMahon

Item 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS:

Our compensation programs are designed to support our business goals and promote both short-term and long-term growth. This section of the Annual Report on Form 10-K explains how our compensation programs are designed and operate in practice with respect to our listed officers. Our listed officers are the CEO, CFO, Chairman of the Board and a Vice President. There are only four executive officers of Butler National Corporation. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2016 and 2015.

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

Base Salary

The Compensation Committee establishes executive officers' base salaries at levels that it believes are reasonable for comparable positions. When the Compensation Committee determines the executive officers' base salaries during the first quarter of the year, the Compensation Committee takes into account each officer's role and level of responsibility at the company. In general, executive officers with the highest level and amount of responsibility have received the highest base salaries. The Compensation Committee met in February 2016. They considered the current economic conditions and determined any compensation changes to be made in fiscal 2017.

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

Grant Date Fair Value of Stock Option Awards

At April 30, 2016 we had no outstanding stock options.  There were 7,262,064 outstanding stock options that were issued on December 31, 2010, all of which expired on December 31, 2015.  No options were granted to any named executive officer in the last fiscal year.

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

Performance Measures and Decision-Making Process for Fiscal Year 2016

The Compensation Committee set base salaries for executive officers for fiscal 2016 in November 2014.

The performance measures used by the Compensation Committee in determining executive compensation for fiscal year 2016 were:

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

The CEO provided the entire Board of Directors with an assessment of his own performance with respect to the performance measures listed above, which the Board considered in its assessment of his performance for fiscal year 2015. The CEO reviewed the performance of the other executive officers (except the Chairman) with the Compensation Committee and made recommendations regarding the components of their compensation.

Before making its compensation decisions, the Compensation Committee discussed levels of compensation for the Chairman, the CEO and the other executive officers with the full Board of Directors in an executive session.

Determination of CEO and Executive Officer Compensation

In fiscal year 2015, Butler National Corporation did reach projected levels of revenue, profit from operations, operating margin and operating cash flow.

With regard to progress toward strategic goals, BNC improved its products and technology positions and strengthened its relationships with customers.

Taking into account Company performance, both absolute and relative to competition and the executive officers' contribution to that performance, the Compensation Committee set its targeted compensation levels so as to be commensurate with that relative performance. The Compensation Committee made the following determinations for fiscal year 2016 with respect to each component of compensation for the CEO and his existing contract and the other executive officers:

Base Salary - In keeping with its strategy, the Compensation Committee base salary decisions for fiscal year 2016 were generally intended to provide salaries somewhat lower than the median level of salaries for similarly situated executives of the comparator companies.

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

Executive Compensation

SUMMARY

The following table below sets forth certain compensation information concerning the Chief Executive Officer and our two additional most highly compensated executive officers for the fiscal years ended April 30, 2016 and 2015. Our listed officers are the CEO, CFO, and Vice President. There are only three executive officers of Butler National Corporation. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2016 and 2015:

Summary Compensation Table
(dollars in thousands)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards and Stock Appreciation Rights ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(1)	Total ($)(2)
Clark D. Stewart, CEO	2016	469	---	---	---	---	---	52	521
President and Director	2015	458	---	---	---	---	---	79	537

Craig D. Stewart	2016	249	---	---	---	---	---	43	292
Vice President and	2015	246	---	---	---	---	---	40	286
Chief Financial Officer

Christopher J. Reedy	2016	256	15	---	---	---	---	24	295
Vice President and	2015	244	10	---	---	---	---	23	277
Secretary

All Other Compensation (dollars in thousands):
Name	Year	Airplane and Automobile Usage ($)	Health Benefits ($)	Memberships ($)	Matching Contributions to 401(k) (3) ($)
Clark D. Stewart	2016	7	17	12	16
Craig D. Stewart	2016	---	19	10	14
Christopher J. Reedy	2016	---	5	3	16

(1)	Includes the amounts in the "All Other Compensation" table.

(2)	All benefits are provided for in the tables, summaries, and footnotes above. We did not participate in any of the following transactions and such items are therefore not reported in table format: Equity Award Table, Pension Benefit Table, and Nonqualified Deferred Compensation Table.

(3)	Includes catch-up contribution made by the employee and matched by the Company.

OPTION GRANTS, EXERCISES AND HOLDINGS

At April 30, 2016, we had no outstanding stock options.  There were 7,262,064 outstanding stock options that were issued on December 31, 2010, all of which expired on December 31, 2015.

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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

On April 30, 2001, the Company extended the Employment Agreement through August 31, 2006 with Clark D. Stewart under the terms of which Mr. Stewart was employed as the President and Chief Executive Officer of the Company. On February 24, 2009 the Company extended the Employment Agreement with Mr. Stewart with the terms as currently provided including annual increases of 5% through December 31, 2022. In the event Mr. Stewart is terminated from employment with the Company other than "for cause," Mr. Stewart shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the Employment Agreement. Mr. Stewart is also granted an automobile allowance of six hundred dollars per month which is reported by us as Salary Expense and to Mr. Stewart as Wages. Under the terms of the Employment Agreement with Mr. Stewart, the Company is obligated to pay company related expenses and salary. Included in accrued liabilities are $301 and $209 as of April 30, 2016, and 2015 respectively for amounts owed to our CEO for accrued compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors is comprised of Mr. Wagoner, Chairman of the Board, Mr. Tamburelli, Board member and Mr. Hoffman, Board member. None of the Committee members served as an officer or employee of the Company or a subsidiary of the Company. None of our executive officers currently serves, or served during fiscal 2016, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

In the normal course of business we purchased business system components of $3 and $4 from ISG, the employer of Bradley Hoffman, a director of Butler National Corporation during fiscal 2016 and 2015 respectively.

We paid consulting fees of $135 and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2016 and 2015 respectively.

Included in accrued liabilities are $301 and $209 as of April 30, 2016, and 2015 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2016, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, Vice President and Chief Financial Officer, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $225, $292 and $188, respectively, for fiscal 2016, and $219, $286 and $179, respectively, for fiscal 2015.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, with respect to the Company common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company voting securities as of July 22, 2016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Clark D. Stewart	3,572,494	5.6%
19920 West 161st Street
Olathe, Kansas 66062

R. Warren Wagoner	4,092,994	6.4%
19920 West 161st Street
Olathe, Kansas 66062

(1)	Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power. The beneficial ownership includes the shares held in the Butler National 401(k) Profit Sharing Plan for the benefit of the individual.

The following table sets forth as of April 30, 2016, with respect to the Company common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of April 30, 2016.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Clark D. Stewart	3,572,494	5.6%
R. Warren Wagoner	4,092,994	6.4%
Craig D. Stewart	1,415,679	2.2%
Christopher J. Reedy	1,108,856	1.7%
David B. Hayden	1,357,225	2.1%
Bradley K. Hoffman	-	0.0%
Michael J. Tamburelli	-	0.0%

All Directors and Executive Officers as a Group (7 persons)	11,547,248	18.0%

(1)	Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct and beneficial ownership as shown in the table arises from sole voting power and sole investment power.

The Company does not have any equity compensation plans currently in place.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

R. Warren Wagoner, Michael J. Tamburelli, and Bradley K. Hoffman are independent Directors under the Nasdaq listing standards.

In the normal course of business we purchased business system components of $3 and $4 from ISG, the employer of Bradley Hoffman, a director of Butler National Corporation during fiscal 2016 and 2015 respectively.

We paid consulting fees of $135 and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2016 and 2015 respectively.

Included in accrued liabilities are $301 and $209 as of April 30, 2016, and 2015 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2016, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, Vice President and Chief Financial Officer, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $225, $292 and $188, respectively, for fiscal 2016, and $219, $286 and $179, respectively, for fiscal 2015.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fee Type	Fiscal 2016	Fiscal 2015
Audit fees (a)	$136	$137
Audit related fees (b)	-	14
Tax fees (c)	-	17
All other fees (d)	-	-
Total	$136	$168

(a)	Includes fees billed for professional services rendered in connection with the audit of the annual financial statements and for the review of the quarterly financial statements.

(b)	Includes fees billed for professional services rendered in connection with assurance and other activities not explicitly related to the audit of Company financial statements, including the audits of Company employee benefit plans, contract compliance reviews and accounting research.

(c)	Includes fees billed for domestic tax compliance and tax audits, corporate-wide tax planning and executive tax consulting and return preparation.

(d)	Includes fees billed for financial systems design and implementation services.

The Audit Committee has adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to the Company by its independent auditor. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by RBSM, LLP for fiscal 2017. Each year stockholders are asked to affirm the selection of the auditor by a vote requested in the proxy.

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

101
The following financial information from the Company's Annual Report on Form 10-K for the year ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) includes; (i) Consolidated Balance Sheets as of April 30, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended April 30, 2016 and 2015; (iii) Consolidated Statements of Stockholders' Equity for the years ended April 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended April 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

* Relates to management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 27, 2016

BUTLER NATIONAL CORPORATION

/s/ Clark D. Stewart
Clark D. Stewart, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Clark D. Stewart	President, Chief Executive Officer and Director	July 27, 2016
Clark D. Stewart	(Principal Executive Officer)

/s/ Craig D. Stewart	Chief Financial Officer	July 27, 2016
Craig D. Stewart	(Principal Accounting Officer)

/s/ R. Warren Wagoner	Chairman of the Board and Director	July 27, 2016
R. Warren Wagoner

/s/ David B. Hayden	Director	July 27, 2016
David B. Hayden

/s/ Michael J. Tamburelli	Director	July 27, 2016
Michael J. Tamburelli

/s/ Bradley K. Hoffman	Director	July 27, 2016
Bradley K. Hoffman

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Butler National Corporation
Olathe, Kansas

We have audited the accompanying consolidated balance sheets of Butler National Corporation (the "Company") as of April 30, 2016 and 2015 and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years in the period ended April 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated balance sheets of Butler National Corporation as of April 30, 2016 and 2015 and the consolidated results of its operations, stockholders' equity, and cash flows for the two years in the period ended April 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
Leawood, Kansas
July 27, 2016

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF April 30, 2016 AND 2015
(in thousands, except per share data)

	April 30, 2016	April 30, 2015
ASSETS
CURRENT ASSETS:
Cash	$7,381	$6,195
Accounts receivable, net of allowance for doubtful accounts	1,574	944
Inventories
Parts and raw materials	6,339	5,277
Work in process	1,349	1,364
Finished goods	275	396
Total inventory, net of allowance	7,963	7,037
Prepaid expenses and other current assets	873	862
Total current assets	17,791	15,038

PROPERTY, PLANT AND EQUIPMENT:
Land and building	4,081	4,071
Aircraft	5,712	7,493
Machinery and equipment	3,630	3,612
Office furniture and fixtures	5,637	5,396
Leasehold improvements	4,032	4,081
	23,092	24,653
Accumulated depreciation	(13,218)	(13,473)
Total property, plant and equipment	9,874	11,180

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $3,549 at April 30, 2016 and $2,975 at April 30, 2015)	6,481	5,863

OTHER ASSETS:
Deferred tax asset	1,104	1,197
Other assets (net of accumulated amortization of $5,579 at April 30, 2016 and $4,050 at April 30, 2015)	7,447	8,320
Total other assets	8,551	9,517
Total assets	$42,697	$41,598

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$3,988	$1,510
Current maturities of long-term debt	2,464	2,412
Accounts payable	2,018	1,874
Customer deposits	258	837
Gaming facility mandated payment	1,206	1,299
Compensation and compensated absences	1,322	1,294
Other current liabilities	125	100
Total current liabilities	11,381	9,326

LONG-TERM DEBT, NET OF CURRENT MATURITIES:	5,218	6,870
Total liabilities	16,599	16,196

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5:
Authorized 50,000,000 shares, all classes
Designated Classes A and B 200,000 shares
$100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $0.01:authorized 100,000,000 shares issued and outstanding 64,066,873 shares at April 30, 2016 and 62,860,098 at April 30, 2015	640	628
Capital contributed in excess of par	13,716	13,487
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained earnings	8,185	8,161
Total Butler National Corporation's stockholders' equity	21,809	21,544
Noncontrolling interest in BHCMC, LLC	4,289	3,858
Total stockholders' equity	26,098	25,402
Total liabilities and stockholders' equity	$42,697	$41,598
The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED April 30, 2016 AND 2015
(in thousands, except per share data)

	2016	2015
REVENUES:
Professional services	$29,784	$30,795
Aerospace products	15,010	16,267
Total revenues	44,794	47,062

COSTS AND EXPENSES:
Cost of professional services	17,872	18,798
Cost of aerospace products	12,173	12,672
Marketing and advertising	4,562	4,323
Employee benefits	1,889	1,825
Depreciation and amortization	2,174	2,885
General, administrative and other	5,502	5,240
Total costs and expenses	44,172	45,743

OPERATING INCOME	622	1,319

OTHER INCOME (EXPENSE):
Interest expense	(471)	(1,141)
Other income (expense), net	21	16
Gain on settlement	-	773
Gain on sale and disposal of assets	736	-
Total other income (expense)	286	(352)

INCOME BEFORE INCOME TAXES	908	967

PROVISION FOR INCOME TAXES
Deferred income tax	93	138
NET INCOME	815	829
Net income attributable to noncontrolling interest in BHCMC, LLC	(791)	(802)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$24	$27

BASIC EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL COPRATION	$.00	$.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,466,873	62,260,098

DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$.00	$.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,466,873	62,260,098

The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED April 30, 2016 AND 2015
(dollars in thousands)

	Common Stock	Capital Contributed in Excess of Par	Treasury Stock at Cost	Retained Earnings	Total Stockholders' Equity Butler National Corporation	Noncontrolling Interest in BHCMC, LLC	Total Stockholders' Equity

BALANCE, April 30, 2014	$614	$13,282	$(732)	$8,134	$21,298	$3,056	$24,354

Issuance of stock benefit plan	14	205	-	-	219	-	219

Net income	-	-	-	27	27	802	829

BALANCE, April 30, 2015	628	13,487	(732)	8,161	21,544	3,858	25,402

Issuance of stock benefit plan	12	229	-	-	241	-	241

BHCMC distribution noncontrolling members	-	-	-	-	-	(360)	(360)

Net income	-	-	-	24	24	791	815

BALANCE, April 30, 2016	$640	$13,716	$(732)	$8,185	$21,809	$4,289	$26,098

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED April 30, 2016 AND 2015
(dollars in thousands)
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$815	$829
Adjustments to reconcile cash flows from operating activities
Depreciation and amortization	3,761	4,032
Stock issued for benefit plan	241	219
Gain and loss on disposal of assets	(736)	-
Gain on settlement	-	(773)
Deferred income tax expense	93	138

Changes in operating assets and liabilities
Accounts receivable	(630)	1,385
Inventories	(926)	(701)
Prepaid expenses and other assets	274	(325)
Accounts payable	144	499
Customer deposits	(579)	(145)
Accrued liabilities	28	172
Gaming facility mandated payment	(93)	32
Other liabilities	25	7
Net cash provided by operating activities	2,417	5,369

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,757)	(5,065)
Proceeds from settlement	-	1,323
Proceeds from sale and disposal of assets	1,008	-
Net cash used in investing activities	(1,749)	(3,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings promissory notes, net	2,478	(247)
Borrowings of long-term debt	941	7,587
Repayments of long-term debt	(2,541)	(9,033)
Distribution to noncontrolling member	(360)	-
Net cash provided by (used in ) financing activities	518	(1,693)

NET INCREASE (DECREASE) IN CASH	1,186	(66)

CASH, beginning of year	6,195	6,261

CASH, end of year	$7,381	$6,195

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$471	$1,141
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITY
There were none	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.	NATURE OF OPERATIONS, ORGANIZATIONAND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned active subsidiaries, Avcon Industries, Inc., AVT Corporation, BCS Design, Inc., Butler National Services, Inc. (sold on May 1, 2013), Butler National Service Corporation, Butler National Corporation-Tempe, Butler Avionics, Inc., Butler National, Inc., Butler Temporary Services, Inc., Kansas International Corporation, Kansas International DDC, LLC, Wild West Heritage Foundation, Inc., and a majority owned subsidiary, BHCMC, LLC (collectively, The Company). All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year end of the Company is April 30.

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

SIGNIFICANT ACCOUNTING POLICIES:

a)	Accounts receivable: Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Allowance for doubtful accounts are calculated on the historical write-off of doubtful accounts of the individual subsidiaries. Invoices are generally considered a doubtful account if no payment has been made in the past 90 days. We review these policies on a quarterly basis, and based on these reviews, we believe we maintain adequate reserves. At April 30, 2016 and 2015, the allowance for doubtful accounts was $81 and $81 respectively.

b)	Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. Significant estimates include assumptions about collection of accounts receivable, the valuation and recognition of stock-based compensation expense, valuation for deferred tax assets and useful life of fixed assets.

c)	Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of our products.

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence we consider inventory that has been inactive for three years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At April 30, 2016 and 2015, the estimate of obsolete inventory was $1,161 and $1,126 respectively.

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

During fiscal 2016 the Company  sold one aircraft.  Proceeds from the sale totaled $959.  The company realized a gain of $732 on the sale.

e)	Long-Lived Assets: The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, formerly SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.

f)	Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $4,576 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417, and miscellaneous other assets of $1,533. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024. There is no assurance of the Management Contract renewal. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is being amortized over a period of fifteen years.

Other assets net values are as follows:

(dollars in thousands)	2016	2015

Privilege fee	$5,500	$5,500
Less amortized costs	1,833	1,410
Privilege fee balance	$3,667	$4,090

Intangible gaming equipment	$4,576	$3,635
Less amortized costs	2,974	1,961
Intangible gaming equipment balance	$1,602	1,674

JET autopilot intellectual property	$1,417	$1,417
Less amortized costs	772	679
JET autopilot balance	$645	$738

g)	Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized against revenues being generated from aircraft modifications associated with the STC. The costs are expensed as services are rendered on each aircraft through costs of sales using the units of production method. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. Consultant costs, as shown below, include costs of engineering, legal and aircraft specialists. STC capitalized costs are as follows:

(dollars in thousands)	2016	2015

Direct labor	$2,044	$1,709
Direct materials	2,638	2,336
Consultant costs	1,922	1,922
Overhead	3,426	2,871
	10,030	8,838
Less-amortized costs	3,549	2,975
STC balance	$6,481	$5,863

h)	Revenue Recognition: Generally, we perform aircraft modifications under fixed-price contracts. Revenue from fixed-price contracts are recognized on the percentage-of-completion method, measured by the direct labor incurred compared to total estimated direct labor and material costs. Each quarter our management reviews the progress and performance of our significant contracts. Based on this analysis, any adjustment to sales, cost of sales and/or profit is recognized as necessary in the period they are earned. Changes in estimates of contract sales, cost of sales and profits are recognized using a cumulative catch-up, which is recognized in the current period of the cumulative effect of the change on current or prior periods. Revenue for off-the-shelf items and aircraft sales is recognized on the date of sale.

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

i)	Slot Machine Jackpots: If the casino is not required to make payment of the jackpot (i.e. the incremental amount on a progressive machine) due to legal requirements, the jackpot is accrued as the obligation becomes unavoidable. This liability is accrued over the time period in which the incremental progressive jackpot amount is generated with a related reduction in casino revenue. No liability is accrued with respect to the base jackpot.

j)	Advanced Payments and Billings in Excess of Costs Incurred: We receive advances, performance-based payments and progress payment from customers which may exceed costs incurred on certain contracts. We classify advance payments and billings in excess of costs incurred, other than those reflected as a reduction of contracts in process, as current liabilities.

k)	Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year.

The computation of the Company basic and diluted earnings per common share is as follows:

(in thousands, except per share data)	2016	2015

Net income attributable to Butler National Corporation	$24	$27
Weighted average common shares outstanding	63,466,873	62,260,098
Dilutive effect of non-qualified stock option plans	-	-
Weighted average common shares outstanding, assuming dilution	63,466,873	62,260,098
Potential common shares if all options were exercised and shares issued	63,466,873	69,522,162
Basic earnings per common share	$0.00	$0.00
Diluted earnings per common share	$0.00	$0.00

l)	Stock-based Compensation: The Company accounts for stock-based compensation under ASC Topic 505-50, formerly SFAS No. 123R, "Share-Based Payment" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

m)	Income Taxes: Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expense items are recognized for financial reporting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of deferred tax assets and liabilities give recognition to enacted tax rates in effect in the year the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that we expect to realize.

n)	Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2016 and 2015, we had $3,546 and $2,250, respectively in bank deposits that exceeded the federally insured limits.

o)	Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.

p)	Research and Development: We invested in research and development activities. The amount invested in the year ended April 30, 2016 and 2015 was $1,838 and $2,048 respectively.

q)	Recent Accounting Pronouncements: We do not believe there are any recently issued accounting standards that have not yet been adopted that will have a material impact on the Company's financial statements, except for the following:

In November 2015, the FASB issued (ASU) 2015-17, "Balance Sheet Classification of Deferred Taxes." Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

r)	Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations.

2.	DEBT:

Principal amounts of debt at April 30, 2016 and 2015, consist of the following (in thousands):

Promissory Notes	2016	2015

Bank line of credit, available LOC $1.0 million interest at prime plus 2% (7.0% at April 30, 2015 - with a floor of 7%), paid off and closed in September 2015.	$-	$700

Bank line of credit, available LOC $2.5 million interest at 6%, paid off and closed in September 2015.	-	656

Bank line of credit, available LOC $5.0 million interest at 3.4% due in September 2016, collateralized by a first and second position on all assets of the Company.	3,988	154
	$3,988	$1,510
Long-Term Debt
Note payable, interest at 6% paid off in February 2016.	$-	$314

Note payable, interest at 6% due April 2017 collateralized by Aircraft Security Agreements.	81	159

Note payable, interest at 6.25% due September 2017 collateralized by Aircraft Security Agreements.	150	249

Note payable, interest at 5.75% due January 2020 collateralized by Aircraft Security Agreements.	547	674

Note payable, interest at bank prime (3.36 % at April 30, 2016) due August 2019, collateralized by real estate.	192	253

Note payable, interest at bank prime (3.36% at April 30, 2016) due March 2019, collateralized by real estate.	198	261

Note payable, interest at bank prime (2.68% at April 30, 2016) due March 2019, collateralized by real estate.	468	628

Note payable, interest at 6.25%, due June 2019, collateralized by real estate.	291	306

Note payable, interest at 4.89% due May 2020, collateralized by all of BNSC's assets and compensation due under the State Management contract.	4,602	5,500

Obligations of BHCMC, LLC due December 2016 and March 2018 with interest rates at 3.5%.	1,150	895

Other notes payable, due June 2016 with interest at 5.8%.	3	43

	7,682	9,282
Less: Current maturities	2,464	2,412
	$5,218	$6,870

Maturities of long-term debt are as follows:

Year Ending April 30	Amount
2017	$2,464
2018	1,952
2019	1,594
2020	1,569
2021	103
Thereafter	-
$7,682

Financial and Other Covenants
We are in compliance with our covenants at April 30, 2016.

3.	INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2016 and 2015 are as follows (in thousands):

	April 30, 2016	April 30, 2015
Deferred tax liabilities:
Depreciation	$-	$(178)

Deferred tax assets:
Depreciation	80	-
Accounts receivable allowance	31	28
Inventory and other allowances	859	1,154
Vacation accruals	93	117
NOL carryforward	41	76
Total gross deferred tax assets	1,104	1,375
Less valuation allowance	-	-
Net deferred tax assets	$1,104	$1,197

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	April 30, 2016	April 30, 2015
Statutory federal income tax rate (benefit) expense, net of noncontrolling interest	34.00%	34.00%
State income tax net of federal benefits	0.00%	0.00%
Permanent tax	30.70%	59.15%
Other	14.75%	(9.71)%
	79.45%	83.44%

Income tax expense:
Deferred income tax	$93	$138
Current income tax	-	-
Total income tax expense	$93	$138

Current income tax expense (benefit) of $0 and $0 are comprised of $0 and $0 in federal income tax and $0 and $0 in state income tax for the years ended April 30, 2016 and 2015, respectively.

The Company has accrued (refundable) income taxes due to federal and state taxing authorities of $0 and $0 for the years ended April 30, 2016 and 2015, respectively.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its financial condition, results of operations or cashflow. Therefore, no reserve for uncertain income tax position, interest or penalties, have been recorded.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. Federal tax examinations for tax years beginning on May 1, 2011 and prior. There are no current tax examinations.

4.	STOCKHOLDERS' EQUITY:

Common Stock Transactions

During the year ended April 30, 2016, we issued 1,206,775 shares valued at $241 as the match to the Company 401(k) plan.

During the year ended April 30, 2015, we issued 1,367,006 shares valued at $219 as the match to the Company 401(k) plan.

5.	STOCK OPTIONS AND INCENTIVE PLANS

At April 30, 2016 we had no outstanding stock options.  There were 7,262,064 outstanding stock options that were issued on December 31, 2010, all of which expired on December 31, 2015.

6.	COMMITMENTS AND CONTINGENCIES:

Lease and Rent Commitments (in thousands).

We lease and rent space with initial terms of (3) years, (5) years, ten (10) years, and twenty five (25) years. Total rental expense incurred for the years ended April 30, 2016 and 2015 was $5,117 and $5,030 respectively.

Minimum lease and rent agreement commitments under noncancellable operating leases and rental agreements for the next five (5) years are as follows:

Year Ending April 30	Amount
2017	$5,027
2018	5,016
2019	4,929
2020	4,946
2021	4,995
$24,913

Litigation:
From time to time we may be a defendant and/or plaintiff in various other legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party averse to our company or has a material interest averse to us.

7. Gain on Settlement:

BHCMC and BHC Development filed a complaint against Bally Gaming in the United States District Court for the District of Kansas in June 2012. After hearing the evidence, in March 2014 the jury rendered a verdict in favor of BHCMC and BHC Development in the amount of $1,424.  Bally appealed the verdict.  In February of 2015, BHCMC and BHC Development agreed to accept the sum of $1,324 in satisfaction of the judgment.  This amount was received in February 2015.  BHCMC and BHC Development agreed to return to Bally its system-related equipment which had a book value of $551, resulting in a gain on settlement of $773.

8. RELATED-PARTY TRANSACTIONS:

In the normal course of business we purchased business system components of $3 and $4 from ISG, the employer of Bradley Hoffman, a director of Butler National Corporation during fiscal 2016 and 2015 respectively.

We paid consulting fees of $135 and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2016 and 2015 respectively.

Included in accrued liabilities are $301 and $209 as of April 30, 2016 and 2015 respectively for amounts owed to our CEO for accrued compensation.

Included in other assets at April 30, 2016 and 2015 is $780 owed to us by the noncontrolling company of BHCMC, LLC for costs incurred on their behalf.

In fiscal 2016, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, Vice President and Chief Financial Officer, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $225, $292 and $188, respectively, for fiscal 2016 and $219, $286, and $179, respectively, for fiscal 2015.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

9. 401(k) SAVINGS PLAN

We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however there are only two entry dates per calendar year. The Plan may match subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6% of the employee's salary. Employees are 100 percent vested in the employer's contributions immediately. Our matching contribution, as approved by the Board of Directors was paid in common stock of the Company.  The contribution amount was valued at the market price of the stock contributed in 2016 and 2015 was approximately $241 and $219 respectively.

10. INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:

Industry Segmentation

Current Activities - The Company focuses on two primary activities, Professional Services and Aerospace Products.

Aerospace Products:

Aircraft Modifications principally includes the modification of customer and company owned business-size aircraft from passenger to freighter configuration, radar systems, addition of aerial photography capabilities, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault Falcon aircraft along with other specialized modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon").

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

Year ended April 30, 2016	Professional Services	Aerospace Products	Consolidated
Total revenues	$29,784	$15,010	$44,794
Depreciation and amortization	1,390	784	2,174
Operating income (loss)	1,597	(975)	622
Capital expenditures, net	242	1,574	1,816
Interest expense	-	-	(471)
Other income (expense)	-	-	21
Income before taxes	-	-	908
Income tax expense	-	-	93
Net income attributable to Butler National Corporation	-	-	24
Identifiable assets, net	22,462	20,235	42,697

Year ended April 30, 2015	Professional Services	Aerospace Products	Consolidated
Total revenues	$30,795	$16,267	$47,062
Depreciation and amortization	1,573	1,312	2,885
Operating income (loss)	1,794	(475)	1,319
Capital expenditures, net	420	3,262	3,682
Interest expense	-	-	(1,141)
Other income (expense)	-	-	16
Income before taxes	-	-	967
Income tax expense	-	-	138
Net income attributable to Butler National Corporation	-	-	27
Identifiable assets, net	21,650	19,948	41,598

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	2016	2015
Aerospace Products	N/A *	N/A *
Professional Services	N/A *	N/A *
*Revenue represented less than 10% of consolidated revenue.

In fiscal 2016 the Company derived 14.5% of total sales from five customers. The top customer provided 6.0% of total sales while the next top four customers ranged from 1.9% to 2.7%.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Promissory notes	$-	$-	$3,988	$3,988
Long-term debt	-	-	7,682	7,682
	$-	$-	$11,670	$11,670

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2015 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Promissory notes	$-	$-	$1,510	$1,510
Long-term debt	-	-	9,282	9,282
	$-	$-	$10,792	$10,792

12. SUBSEQUENT EVENTS

The Company evaluated its April 30, 2016 consolidated financial statements for subsequent events through July 27, 2016, the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

13. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected unaudited financial information for each quarter of fiscal 2016 and 2015 (in thousands, except per share amounts).

2016	First	Second	Third	Fourth	Total
Revenues	$11,696	$10,106	$11,067	$11,925	$44,794
Operating income (loss)	361	(599)	442	418	622
Non-operating income (expense)	(119)	(108)	(104)	617	286
Net income (loss) attributable to Butler National Corporation	19	(478)	102	381	24
Basic earnings (loss) per share*	0.00	(0.01)	0.00	0.01	0.00
Diluted earnings (loss) per share*	0.00	(0.01)	0.00	0.01	0.00
*Rounded to nearest hundredth

2015	First	Second	Third	Fourth	Total
Revenues	$12,391	$11,752	$11,083	$11,836	$47,062
Operating income (loss)	806	367	535	(389)	1,319
Non-operating income (expense)	(286)	(300)	(246)	480	(352)
Net income (loss) attributable to Butler National Corporation	252	29	68	(322)	27
Basic earnings (loss) per share*	0.00	0.00	0.00	(0.01)	0.00
Diluted earnings (loss) per share*	0.00	0.00	0.00	(0.01)	0.00
*Rounded to nearest hundredth

The individual quarter and fiscal year earnings per share are presented as shown in our quarterly and annual filings with the Securities and Exchange Commission. These numbers are rounded up to the nearest tenth.