Form 10-Q
period 2016-07-31
BUTLER NATIONAL CORP
filed 2016-09-14
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________

FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 9, 2016 was 64,066,873 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 31, 2016 and April 30, 2016
(in thousands except per share data)
	July 31, 2016	April 30, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,307	$7,381
Accounts receivable	2,164	1,574
Inventories
Raw materials	6,365	6,339
Work in process	1,024	1,349
Finished goods	247	275
Total inventory	7,636	7,963
Prepaid expenses and other current assets	852	873
Total current assets	16,959	17,791

PROPERTY, PLANT AND EQUIPMENT:
Land and building	4,090	4,081
Aircraft	5,888	5,712
Machinery and equipment	3,680	3,630
Office furniture and fixtures	5,710	5,637
Leasehold improvements	4,032	4,032
	23,400	23,092
Accumulated depreciation	(13,595)	(13,218)
Total property, plant and equipment	9,805	9,874

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $3,731 at July 31, 2016 and $3,549 at April 30, 2016)	6,414	6,481

OTHER ASSETS:
Deferred tax asset	978	1,104
Other assets (net of accumulated amortization of $5,902 at July 31, 2016 and $5,579 at April 30, 2016)	7,124	7,447
Total other assets	8,102	8,551
Total assets	$41,280	$42,697

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$4,033	$3,988
Current maturities of long-term debt	2,306	2,464
Accounts payable	1,774	2,018
Customer deposits	30	258
Gaming facility mandated payment	804	1,206
Compensation and compensated absences	1,244	1,322
Other current liabilities	190	125
Total current liabilities	10,381	11,381

LONG-TERM DEBT, NET OF CURRENT MATURITIES	4,713	5,218
Total liabilities	15,094	16,599

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued and outstanding 64,066,873 shares at July 31, 2016 and 64,066,873 shares at April 30, 2016	640	640
Capital contributed in excess of par	13,716	13,716
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained earnings	8,409	8,185
Total stockholders' equity Butler National Corporation	22,033	21,809
Noncontrolling interest in BHCMC, LLC	4,153	4,289
Total stockholders' equity	26,186	26,098
Total liabilities and stockholders' equity	$41,280	$42,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2016 AND 2015
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED July 31,
	2016	2015
REVENUE:
Professional Services	$7,483	$7,604
Aerospace Products	3,906	4,092
Total revenue	11,389	11,696

COSTS AND EXPENSES:
Cost of Professional Services	4,520	4,503
Cost of Aerospace Products	2,871	3,121
Marketing and advertising	1,013	1,201
Employee benefits	475	485
Depreciation and amortization	507	610
General, administrative and other	1,292	1,415
Total costs and expenses	10,678	11,335

OPERATING INCOME	711	361

OTHER INCOME (EXPENSE):
Interest expense	(117)	(120)
Other income (expense), net	(20)	1
Total other expense	(137)	(119)

INCOME BEFORE INCOME TAXES	574	242

PROVISION FOR INCOME TAXES
Deferred income tax expense	126,000	-
Provision for income taxes	-	11

NET INCOME	448	231
Net income attributable to noncontrolling interest in BHCMC, LLC	(224)	(212)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$224	$19

BASIC EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,466,873	62,260,098

DILUTED EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,466,873	62,260,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2016 AND 2015
(in thousands)
(unaudited)
	THREE MONTHS ENDED July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$448	$231
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	882	1,059

Changes in assets and liabilities
Accounts receivable	(590)	(210)
Inventories	327	(30)
Prepaid expenses and other current assets	21	26
Deferred tax asset	126	-
Accounts payable	(244)	(373)
Customer deposits	(228)	(278)
Accrued liabilities	(78)	(183)
Gaming facility mandated payment	(402)	(264)
Other current liabilities	65	97
Net cash provided by operating activities	327	75

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(423)	(321)
Net cash used in investing activities	(423)	(321)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of promissory notes, net	45	531
Borrowings of long-term debt	-	70
Repayments of long-term debt	(663)	(606)
Distribution to non-controlling member	(360)	(360)
Net cash used in financing activities	(978)	(365)

NET DECREASE IN CASH	(1,074)	(611)

CASH, beginning of period	7,381	6,195

CASH, end of period	$6,307	$5,584

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$117	$120
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2016. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2016 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2017.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income (Loss) Per Share: Butler National Corporation ("the Company) follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded. The number of potential common shares as of July 31, 2016 is 63,466,873.

3. Research and Development: We invested in research and development activities. The amount invested in the three months ended July 31, 2016 and 2015 was $299 and $555 respectively.

4. Debt: At July 31, 2016, the Company was utilizing a line of credit totaling $5.0 million. The unused line at July 31, 2016 was $967. These funds were primarily used for the purchase of inventories and aircraft modification Supplemental Type Certificate ("STC") development costs for modifications and avionics. The line of credit matures in September 2016 and is collateralized by the first and second positions on all assets of the Company.

At July 31, 2016, there were several notes collateralized by aircraft security agreements totaling $700. These notes were used for the purchase and modifications of these collateralized aircraft and Butler Avionics, Inc.

There are three notes at a bank totaling $785 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for the notes is March 2019.

One note totaling $287 remains for real estate purchased in Dodge City, Kansas and matures in June 2019.

BHCMC arranged to acquire for ownership by the Kansas Lottery additional gaming machines. The balance of these financed payables is $901.

One note collateralized by all of the BNSC assets and compensation due under the State Management contract totals $4,346 and matures in May 2020. The proceeds were used primarily to retire obligations with BHCI (a non-controlling owner of BHCMC, LLC).

We are not in default of any of our notes as of July 31, 2016.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2017 and beyond.

5. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $4,576 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417 and miscellaneous other assets of $1,533.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024.  There is no assurance of the Management Contract renewal.  The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of 15 years.

6. Stock Options: At July 31, 2016 we had no outstanding stock options.  There were 7,262,064 outstanding stock options that were issued on December 31, 2010 all of which expired on December 31, 2015.

7.  Subsequent Events:

The Company evaluated its July 31, 2016 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

Forward-Looking Statements

Statements made in this report, filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q, and Item 1A. (Risk Factors) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2016 and reference to the Cautionary Statements filed by us as Exhibit 99 to the most recent Annual Report on Form 10-K. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Company's Annual Report on Form 10-K and the Cautionary Statements filed by us as Exhibit 99 to this form, including the following factors:

·	the impact of general economic trends on the Company's business;
·	sensitivity of demand related to changes in the U.S. dollar to foreign currency exchange rates;
·	the deferral or termination of programs or contracts for convenience by customers;
·	market acceptance of the Company's Aerospace Products and or other planned products or product enhancements;
·	increased fuel and energy costs and the downward pressure on demand for our aircraft business;
·	the ability to gain and maintain regulatory approval of existing products and services and receive regulatory approval of new businesses and products;
·	the actions of regulatory, legislative, executive or judicial decisions of the federal, state or local level with regard to our business and the impact of any such actions;
·	failure to retain/recruit key personnel;
·	the availability of government funding to vendors and customers;
·	any delays in receiving components from third party suppliers;
·	the competitive environment;
·	the bankruptcy or insolvency of one or more key customers or vendors;
·	new product offerings from competitors;
·	protection of intellectual property rights;
·	the ability to service, supply or visit the international market;
·	acts of terrorism and war and other uncontrollable events;
·	joint ventures and other arrangements;
·	low priced penny-stock regulations;
·	general governance features;
·	United States and other country defense spending cuts;
·	our estimated effective income tax rates; estimated tax benefits; and merits of our tax position;
·	potential future acquisitions;
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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A of the Securities Act of 1933, as amended (the "Securities Act") and 21E of the Securities Exchange Act of 1934 as amended.

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

Our revenue is primarily derived from two very different business segments; Aerospace Products and Professional Services. These segments operate through various Butler National subsidiaries and affiliates listed in the Company's fiscal year 2016 annual report on Form 10-K.

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

Results Overview

The three months ending July 31, 2016 revenue decreased 3% to $11.4 million compared to $11.7 million in the three months ending July 31, 2015. In the three months ending July 31, 2016 the professional services revenue was $7.5 million compared to $7.6 million in the three months ending July 31, 2015, a decrease of 2%. In the three months ending July 31, 2016 the Aerospace Products revenue was $3.9 million compared to $4.1 million in the three months ending July 31, 2015, a decrease of 5%.

The three months ending July 31, 2016 net income increased to $224 compared to a net income of $19 in the three months ending July 31, 2015.  The three months ending July 31, 2016, operating income increased to $711, from an operating income of $361 in the three months ending July 31, 2015.

RESULTS OF OPERATIONS

THREE MONTHS ENDING JULY 31, 2016 COMPARED TO THREE MONTHS ENDING JULY 31, 2015
(dollars in thousands)	Three Months Ended July 31, 2016	Percent of Total Revenue	Three Months Ended July 31, 2015	Percent of Total Revenue	Percent Change 2015-2016
Revenue:
Professional Services	$7,483	66%	$7,604	65%	(2)%
Aerospace Products	3,906	34%	4,092	35%	(5)%

Total revenue	11,389	100%	11,696	100%	(3)%

Costs and expenses:
Costs of Professional Services	4,520	40%	4,503	39%	0%
Cost of Aerospace Products	2,871	25%	3,121	27%	(8)%
Marketing and advertising	1,013	9%	1,201	10%	(16)%
Employee benefits	475	4%	485	4%	(2)%
Depreciation and amortization	507	5%	610	5%	(17)%
General, administrative and other	1,292	11%	1,415	12%	(9)%

Total costs and expenses	10,678	94%	11,335	97%	(6)%
Operating income	$711	6%	$361	3%	97%

Revenue:

Revenue decreased 3% to $11.4 million in the three months ended July 31, 2016, compared to $11.7 million in the three months ended July 31, 2015. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design ("BCS"). Revenue from Professional Services decreased 2% for the three months to $7.5 at July 31, 2016 compared to $7.6 million in the three months ended July 31, 2015.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 5% for the nine months to $3.9 million at July 31, 2016 compared to $4.1 million at July 31, 2015. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 6% in the three months ended July 31, 2016 to $10.7 million compared to $11.3 million in the three months ended July 31, 2015. Costs and expenses were 94% of total revenue in the three months ended July 31, 2016, as compared to 97% of total revenue in the three months ended July 31, 2015.

Costs of Professional Services remained constant in the three months ended July 31, 2016 at $4.5 million compared to $4.5 million in the three months ended July 31, 2015. Costs were 40% of total revenue in the three months ended July 31, 2016, as compared to 39% of total revenue in the three months ended July 31, 2015.

Costs of Aerospace Products decreased by 8% in the three months ended July 31, 2016 to $2.9 million compared to $3.1 million for the three months ended July 31, 2015. Costs were 25% of total revenue in the three months ended July 31, 2016, as compared to 27% of total revenue in the three months ended July 31, 2015.

Marketing and advertising expenses decreased by 16% in the three months ended July 31, 2016, to $1.0 million compared to $1.2 million in the three months ended July 31, 2015. Expenses were 9% of total revenue in the three months ended July 31, 2016, as compared to 10% of total revenue in the three months ended July 31, 2015. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the three months ended July 31, 2016, compared to 4% in the three months ended July 31, 2015. These expenses decreased 2% to $475 in the three months ended July 31, 2016, from $485 in the three months ended July 31, 2015. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 5% in the three months ended July 31, 2016, compared to 5% in the three months ended July 31, 2015. These expenses decreased 17% to $507 in the three months ended July 31, 2016, from $610 in the three months ended July 31, 2015. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the three months ended July 31, 2016 was $347 compared to $334 in the three months ended July 31, 2015.

General, administrative and other expenses as a percent of total revenue was 11% in the three months ended July 31, 2016, compared to 12% in the three months ended July 31, 2015. These expenses decreased 9% to $1.3 million in the three months ended July 31, 2016, from $1.4 million in the three months ended July 31, 2015.

Other income (expense):

Interest expense and other income were $137 in the three months ended July 31, 2016, compared with interest expense and other income of $119 in the three months ended July 31, 2015.  Interest related to obligations of BHCMC, LLC was $56 in the three months ended July 31, 2016 compared to $58 in the three months ended July 31, 2015.

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

The following table presents a summary of our operating segment information for the three months ended July 31, 2016 and July 31, 2015:
(dollars in thousands)	Three Months Ended July 31, 2016	Percent of Total Revenue	Three Months Ended July 31, 2015	Percent of Total Revenue	Percent Change 2015-2016
Professional Services
Revenue
Boot Hill Casino	$7,331	98%	$7,370	97%	(1)%
Management/Professional Services	152	2%	234	3%	(35)%
Revenue	7,483	100%	7,604	100%	(2)%

Costs of Professional Services	4,520	60%	4,503	59%	0%
Expenses	2,518	34%	2,671	35%	(6)%
Total costs and expenses	7,038	94%	7,174	94%	(2)%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$445	6%	$430	6%	3%

(dollars in thousands)	Three Months Ended July 31, 2016	Percent of Total Revenue	Three Months Ended July 31, 2015	Percent of Total Revenue	Percent Change 2015-2016
Aerospace Products
Revenue	$3,906	100%	$4,092	100%	(5)%

Costs of Aerospace Products	2,871	73%	3,121	76%	(8)%
Expenses	769	20%	1,040	26%	(26)%
Total costs and expenses	3,640	93%	4,161	102%	(13)%

Aerospace Products operating income (loss)	$266	7%	$(69)	(2)%

Professional Services
•	Revenue from Professional Services decreased 2% for the three months ended July 31, 2016 to $7.5 million compared to $7.6 million for the three months ended July 31, 2015.

In the three months ended July 31, 2016 Boot Hill Casino received gross receipts for the State of Kansas of $9.8 million compared to $10.1 million for the three months ended July 31, 2015. Mandated fees, taxes and distributions reduced gross receipts by $3.3 million resulting in gaming revenue of $6.5 million for the three months ended July 31, 2016, compared to a reduction to gross receipts of $3.5 million resulting in gaming revenue of $6.6 million for the three months ended July 31, 2015.  Non-gaming revenue at Boot Hill Casino increased to $801 for the three months ended July 31, 2016, compared to $778 for the three months ended July 31, 2015.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino decreased 35% to $152 for the three months ended July 31, 2016, compared to $234 for the three months ended July 31, 2015.

•	Costs of Professional Services remained constant in the three months ended July 31, 2016 at $4.5 million compared to $4.5 million in the three months ended July 31, 2015. Costs were 60% of segment total revenue in the three months ended July 31, 2016, as compared to 59% of segment total revenue in the three months ended July 31, 2015.

•	Expenses decreased 6% in the three months ended July 31, 2016 to $2.5 million compared to $2.7 million in the three months ended July 31, 2015. Expenses were 34% of segment total revenue in the three months ended July 31, 2016, as compared to 35% of segment total revenue in the three months ended July 31, 2015.

Aerospace Products
•	Revenue decreased 5% to $3.9 million in the three months ended July 31, 2016, compared to $4.1 million in the three months ended July 31, 2015. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs of Aerospace Products decreased by 8% in the three months ended July 31, 2016 to $2.9 million compared to $3.1 million for the three months ended July 31, 2015. Costs were 73% of segment total revenue in the three months ended July 31, 2016, as compared to 76% of segment total revenue in the three months ended July 31, 2015.

•	Expenses decreased 26% in the three months ended July 31, 2016 to $769 compared to $1.0 million in the three months ended July 31, 2015. Expenses were 20% of segment total revenue in the three months ended July 31, 2016, as compared to 26% of segment total revenue in the three months ended July 31, 2015.

Employees

Other than persons employed by our gaming subsidiaries there were 81 full time and 4 part time employees on July 31, 2016, compared to 92 full time and 4 part time employees on July 31, 2015. As of September 9, 2016, staffing is 83 full time and 3 part time employees. Our staffing at Boot Hill Casino & Resort on July 31, 2016 was 177 full time and 63 part time employees compared to 191 full time and 51 part time employees on July 31, 2015. At September 9, 2016 there are 176 full time and 68 part time employees. None of the employees are subject to any collective bargaining agreements.

Liquidity and Capital Resources

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2017 and beyond.

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

Analysis and Discussion of Cash Flow

During the three months ended July 31, 2016 our cash position decreased by $1.1 million. Net income was $448 for the three months ended July 31, 2016. Cash flows provided by operating activities was $327 for the three months ended July 31, 2016. Non-cash activities consisting of depreciation and amortization contributed $882 million. Customer deposits decreased our cash position by $228 while inventories increased our cash position by $327. Accounts receivable decreased our cash position by $590. Gaming facility mandated payments decreased our cash position by $402. Prepaid expenses and other assets increased our cash by $21, while a decrease in accounts payable and a decrease in accrued expenses and other current liabilities decreased our cash by an additional $322.

Cash used in investing activities was $423 for the three months ended July 31, 2016. We invested $176 in an airplane, $132 to purchase equipment and $115 to develop and enhance STCs.

Cash used in financing activities was $978 for the three months ended July 31, 2016. We made repayments on our debt of $663 and increased promissory notes by $45.  We made a distribution to our non-controlling member of $360.

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

Gaming revenue is the gross gaming win as reported by the Kansas Lottery casino reporting systems, less the mandated payments by and for the State of Kansas. Electronic games-slots and table games revenue is the aggregate of gaming wins and losses. Liabilities are recognized for chips and "ticket-in, ticket-out" coupons in the customers' possession, and for accruals related to anticipated payout of progressive jackpots. Progressive gaming machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are deducted from revenue as the amount of jackpots increase. Food, beverage, and other revenue is recorded when the service is received and paid.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2017. From fiscal year 2016 to fiscal year 2017 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2017 and 2018.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2016.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the three months ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.		LEGAL PROCEEDINGS.

As of September 9, 2016, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.		RISK FACTORS.

There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K or to the Cautionary Statements filed by us as Exhibit 99 to the Form 10-K for the fiscal year ended April 30, 2016.

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

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2016.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2016 and April 30, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

September 14, 2016	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

September 14, 2016	/s/ Craig D. Stewart
Date	Craig D. Stewart
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2016.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2016 and April 30, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.