Form 10-Q
period 2016-10-31
BUTLER NATIONAL CORP
filed 2016-12-13
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________

FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 9, 2016 was 64,066,873 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of October 31, 2016 and April 30, 2016
(in thousands except per share data)
	October 31, 2016	April 30, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,446	$7,381
Accounts receivable	3,228	1,574
Inventories
Raw materials	6,145	6,339
Work in process	1,215	1,349
Finished goods	247	275
Total inventory	7,607	7,963
Prepaid expenses and other current assets	989	873
Total current assets	18,270	17,791

PROPERTY, PLANT AND EQUIPMENT:
Land and building	4,099	4,081
Aircraft	5,888	5,712
Machinery and equipment	3,694	3,630
Office furniture and fixtures	6,022	5,637
Leasehold improvements	4,032	4,032
	23,735	23,092
Accumulated depreciation	(13,973)	(13,218)
Total property, plant and equipment	9,762	9,874

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $3,945 at October 31, 2016 and $3,549 at April 30, 2016)	6,353	6,481

OTHER ASSETS:
Deferred tax asset	686	1,104
Other assets (net of accumulated amortization of $6,225 at October 31, 2016 and $5,579 at April 30, 2016)	6,801	7,447
Total other assets	7,487	8,551
Total assets	$41,872	$42,697

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$2,758	$3,988
Current maturities of long-term debt	2,110	2,464
Accounts payable	1,640	2,018
Customer deposits	1,730	258
Gaming facility mandated payment	1,095	1,206
Compensation and compensated absences	1,132	1,322
Other current liabilities	242	125
Total current liabilities	10,707	11,381

LONG-TERM DEBT, NET OF CURRENT MATURITIES	4,212	5,218
Total liabilities	14,919	16,599

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued and outstanding 64,066,873 shares at October 31, 2016 and 64,066,873 shares at April 30, 2016	640	640
Capital contributed in excess of par	13,356	13,716
Treasury stock at cost, 600,000 shares	(732)	(732)
Retained earnings	9,288	8,185
Total stockholders' equity Butler National Corporation	22,552	21,809
Noncontrolling interest in BHCMC, LLC	4,401	4,289
Total stockholders' equity	26,953	26,098
Total liabilities and stockholders' equity	$41,872	$42,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED October 31,
	2016	2015
REVENUE:
Professional Services	$7,722	$7,334
Aerospace Products	5,091	2,772
Total revenue	12,813	10,106

COSTS AND EXPENSES:
Cost of Professional Services	4,649	4,539
Cost of Aerospace Products	3,698	2,449
Marketing and advertising	1,064	1,137
Employee benefits	438	429
Depreciation and amortization	507	566
General, administrative and other	1,293	1,585
Total costs and expenses	11,649	10,705

OPERATING INCOME (LOSS)	1,164	(599)

OTHER INCOME (EXPENSE):
Interest expense	(106)	(117)
Other income (expense), net	1	9
Total other expense	(105)	(108)

INCOME (LOSS) BEFORE INCOME TAXES	1,059	(707)

PROVISION (BENEFIT) FOR INCOME TAXES
Deferred income tax expense	292	-
Provision (benefit) for income taxes	-	(269)

NET INCOME (LOSS)	767	(438)
Net income attributable to noncontrolling interest in BHCMC, LLC	(248)	(40)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$519	$(478)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,466,873	62,260,098

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,466,873	62,260,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 AND 2015
(in thousands, except per share data)
(unaudited)

	SIX MONTHS ENDED October 31,
	2016	2015
REVENUE:
Professional Services	$15,206	$14,938
Aerospace Products	8,996	6,864
Total revenue	24,202	21,802

COSTS AND EXPENSES:
Cost of Professional Services	9,169	9,042
Cost of Aerospace Products	6,569	5,570
Marketing and advertising	2,083	2,581
Employee benefits	914	914
Depreciation and amortization	1,014	1,177
General, administrative and other	2,578	2,757
Total costs and expenses	22,327	22,041

OPERATING INCOME (LOSS)	1,875	(239)

OTHER INCOME (EXPENSE):
Interest expense	(224)	(236)
Other income (expense), net	(18)	10
Total other expense	(242)	(226)

INCOME (LOSS) BEFORE INCOME TAXES	1,633	(465)

PROVISION (BENEFIT) FOR INCOME TAXES
Deferred income tax expense	418	-
Provision (benefit) for income taxes	-	(258)

NET INCOME (LOSS)	1,215	(207)
Net income attributable to noncontrolling interest in BHCMC, LLC	(472)	(252)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$743	$(459)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,466,873	62,260,098

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,466,873	62,260,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 AND 2015
(in thousands)
(unaudited)
	SIX MONTHS ENDED October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,215	$(207)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,797	2,027

Changes in assets and liabilities
Accounts receivable	(1,654)	(261)
Inventories	356	(948)
Prepaid expenses and other current assets	(116)	(31)
Deferred tax asset	418	(258)
Accounts payable	(378)	(189)
Customer deposits	1,472	282
Accrued liabilities	(190)	(295)
Gaming facility mandated payment	(111)	88
Other current liabilities	117	149
Net cash provided by operating activities	2,926	357

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(911)	(602)
Net cash used in investing activities	(911)	(602)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of promissory notes, net	(1,230)	1,218
Borrowings of long-term debt	-	70
Repayments of long-term debt	(1,360)	(1,256)
Distribution to non-controlling member	(360)	(360)
Net cash used in financing activities	(2,950)	(328)

NET DECREASE IN CASH	(935)	(573)

CASH, beginning of period	7,381	6,195

CASH, end of period	$6,446	$5,622

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$225	$237
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2016. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2016 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2017.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income (Loss) Per Share: Butler National Corporation ("the Company") follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded. The number of potential common shares as of October 31, 2016 is 63,466,873.

3. Research and Development: We invested in research and development activities. The amount invested in the six months ended October 31, 2016 and 2015 was $717 and $937 respectively.

4. Debt: At October 31, 2016, the Company was utilizing a line of credit totaling $5,000. The unused line at October 31, 2016 was $2,242. These funds were primarily used for the purchase of inventories and aircraft modification Supplemental Type Certificate ("STC") development costs for modifications and avionics. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At October 31, 2016, there are three notes collateralized by aircraft security agreements totaling $586. These notes were used for the purchase and modifications of these collateralized aircraft and Butler Avionics, Inc.

There are three notes at a bank totaling $713 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for the notes is March 2019.

One note totaling $283 remains for real estate purchased in Dodge City, Kansas and matures in June 2019.

BHCMC arranged to acquire for ownership by the Kansas Lottery additional gaming machines. The balance of these financed payables is $652.

One note secured by all of the BNSC assets and compensation due under the State Management contract totals $4,088 and matures in May 2020. The proceeds were used primarily to retire obligations with BHCI (a non-controlling owner of BHCMC, LLC).

We are not in default of any of our notes as of October 31, 2016.

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

6. Stock Options: At October 31, 2016 we had no outstanding stock options.  There were 7,262,064 outstanding stock options that were issued on December 31, 2010 all of which expired on December 31, 2015.

7.  Subsequent Events:

The Company evaluated its October 31, 2016 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

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

Aerospace is the legacy part of the Butler National business. Organized over 56 years ago, this business is based upon design engineering and installation innovations to enhance and support products related to airplanes and ground support equipment. These new products included: in the 1960's, aircraft electronic load sharing and system switching equipment, a number of airplane electronic navigation instruments, radios and transponders; in the 1970's, ground based VOR navigation equipment sold worldwide and GPS equipment as we know it today in civilian use; in the 1980's, special mission modifications to business jets for aerial surveillance and conversion of passenger configurations to cargo; in the 1990's, classic aviation support of aging airplanes with enhanced protection of electrical systems through transient suppression devices (TSD), control electronics for military weapon systems and improved aerodynamic control products (Avcon Fins) allowing stability at higher gross weights for additional special mission applications; in the 2000's, improved accuracy of the airspeed and altimeter systems to allow less vertical separation between flying airplanes (RVSM) and acquisition of the JET autopilot product line to support and replace aged electronic equipment in the classic fleet of Learjet airplanes; and in the 2010's, the acquisition of Butler Avionics to provide additional classic airplane support by retrofit of avionics from the past 40 years to modern state of the art equipment for sale worldwide using FAA supplemental type certification (STC).  Aerospace is preparing for the 2020's through the development and certification of ADS-B systems in support of the FAA "NextGen" update of the Air Traffic Control system in the United States and many other countries.

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

Professional Services

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services.

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

Results Overview

The six months ending October 31, 2016 revenue increased 11% to $24.2 million compared to $21.8 million in the six months ending October 31, 2015. In the six months ending October 31, 2016 the professional services revenue was $15.2 million compared to $14.9 million in the six months ending October 31, 2015, an increase of 2%. In the six months ending October 31, 2016 the Aerospace Products revenue was $9.0 million compared to $6.9 million in the six months ending October 31, 2015, an increase of 31%.

The six months ending October 31, 2016 net income increased to $743 compared to a net loss of $459 in the six months ending October 31, 2015.  The six months ending October 31, 2016, operating income increased to $1.9 million, from an operating loss of $239 in the six months ending October 31, 2015.

RESULTS OF OPERATIONS

SIX MONTHS ENDING OCTOBER 31, 2016 COMPARED TO SIX MONTHS ENDING OCTOBER 31, 2015
(dollars in thousands)	Six Months Ended October 31, 2016	Percent of Total Revenue	Six Months Ended October 31, 2015	Percent of Total Revenue		Percent Change 2015-2016
Revenue:
Professional Services	$15,206	63%	$14,938	69%		2%
Aerospace Products	8,996	37%	6,864	31%		31%

Total revenue	24,202	100%	21,802	100%		11%

Costs and expenses:
Costs of Professional Services	9,169	38%	9,042	41%		1%
Cost of Aerospace Products	6,569	27%	5,570	26%		18%
Marketing and advertising	2,083	8%	2,581	12%		(19	) %
Employee benefits	914	4%	914	4%		0%
Depreciation and amortization	1,014	4%	1,177	5%		(14	) %
General, administrative and other	2,578	11%	2,757	13%		(6	) %

Total costs and expenses	22,327	92%	22,041	101%		1%
Operating income (loss)	$1,875	8%	$(239)	(1	) %

Revenue:

Revenue increased 11% to $24.2 million in the six months ended October 31, 2016, compared to $21.8 million in the six months ended October 31, 2015. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 2% for the six months to $15.2 million at October 31, 2016 compared to $14.9 million at October 31, 2015.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 31% for the six months to $9.0 million at October 31, 2016 compared to $6.9 million at October 31, 2015. This increase is primarily due to an increase in avionics-related revenue of $1.9 million. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 1% in the six months ended October 31, 2016 to $22.3 million compared to $22.0 million in the six months ended October 31, 2015. Costs and expenses were 92% of total revenue in the six months ended October 31, 2016, as compared to 101% of total revenue in the six months ended October 31, 2015.

Costs of Professional Services remained constant in the six months ended October 31, 2016 at $9.2 million compared to $9.0 million in the six months ended October 31, 2015. Costs were 38% of total revenue in the six months ended October 31, 2016, as compared to 41% of total revenue in the six months ended October 31, 2015.

Costs of Aerospace Products increased by 18% in the six months ended October 31, 2016 to $6.6 million compared to $5.6 million for the six months ended October 31, 2015. Costs were 27% of total revenue in the six months ended October 31, 2016, as compared to 26% of total revenue in the six months ended October 31, 2015.

Marketing and advertising expenses decreased by 19% in the six months ended October 31, 2016, to $2.1 million compared to $2.6 million in the six months ended October 31, 2015. Expenses were 8% of total revenue in the six months ended October 31, 2016, as compared to 12% of total revenue in the six months ended October 31, 2015. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the six months ended October 31, 2016, compared to 4% in the six months ended October 31, 2015. These expenses remained constant at $914 in the six months ended October 31, 2016, and $914 in the six months ended October 31, 2015. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 4% in the six months ended October 31, 2016, compared to 5% in the six months ended October 31, 2015. These expenses decreased 14% to $1.0 million in the six months ended October 31, 2016, from $1.2 million in the six months ended October 31, 2015. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the six months ended October 31, 2016 was $703 compared to $671 in the six months ended October 31, 2015.

General, administrative and other expenses as a percent of total revenue was 11% in the six months ended October 31, 2016, compared to 13% in the six months ended October 31, 2015. These expenses decreased 6% to $2.6 million in the six months ended October 31, 2016, from $2.8 million in the six months ended October 31, 2015.

Other income (expense):

Other income (expense) was ($242) in the six months ended October 31, 2016, compared with other income (expense) of ($226) in the six months ended October 31, 2015.  Interest related to obligations of BHCMC, LLC was $109 in the six months ended October 31, 2016 compared to $124 in the six months ended October 31, 2015.

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

The following table presents a summary of our operating segment information for the six months ended October 31, 2016 and October 31, 2015:
(dollars in thousands)	Six Months Ended October 31, 2016	Percent of Total Revenue	Six Months Ended October 31, 2015	Percent of Total Revenue		Percent Change 2015-2016
Professional Services
Revenue
Boot Hill Casino	$14,956	98%	$14,517	97%		3%
Management/Professional Services	250	2%	421	3%		(41	) %
Revenue	15,206	100%	14,938	100%		2%

Costs of Professional Services	9,169	60%	9,042	61%		1%
Expenses	5,086	34%	5,435	36%		(6	) %
Total costs and expenses	14,255	94%	14,477	97%		(2	) %
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$951	6%	$461	3%		106%

(dollars in thousands)	Six Months Ended October 31, 2016	Percent of Total Revenue	Six Months Ended October 31, 2015	Percent of Total Revenue		Percent Change 2015-2016
Aerospace Products
Revenue	$8,996	100%	$6,864	100%		31%

Costs of Aerospace Products	6,569	73%	5,570	81%		18%
Expenses	1,503	17%	1,994	29%		(25	) %
Total costs and expenses	8,072	90%	7,564	110%		7%

Aerospace Products operating income (loss)	$924	10%	$(700)	(10	) %

Professional Services
•	Revenue from Professional Services increased 2% for the six months ended October 31, 2016 to $15.2 million compared to $14.9 million for the six months ended October 31, 2015.

In the six months ended October 31, 2016 Boot Hill Casino received gross receipts for the State of Kansas of $19.9 million compared to $19.7 million for the six months ended October 31, 2015. Mandated fees, taxes and distributions reduced gross receipts by $6.6 million resulting in gaming revenue of $13.3 million for the six months ended October 31, 2016, compared to a reduction to gross receipts of $6.7 million resulting in gaming revenue of $13.0 million for the six months ended October 31, 2015.  Non-gaming revenue at Boot Hill Casino remained constant at $1.6 million for the six months ended October 31, 2016, and $1.6 million for the six months ended October 31, 2015.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino decreased 41% to $250 for the six months ended October 31, 2016, compared to $421 for the six months ended October 31, 2015.

•	Costs of Professional Services increased 1% in the six months ended October 31, 2016 to $9.2 million compared to $9.0 million in the six months ended October 31, 2015. Costs were 60% of segment total revenue in the six months ended October 31, 2016, as compared to 61% of segment total revenue in the six months ended October 31, 2015.

•	Expenses decreased 6% in the six months ended October 31, 2016 to $5.1 million compared to $5.4 million in the six months ended October 31, 2015. Expenses were 34% of segment total revenue in the six months ended October 31, 2016, as compared to 36% of segment total revenue in the six months ended October 31, 2015.

Aerospace Products
•	Revenue increased 31% to $9.0 million in the six months ended October 31, 2016, compared to $6.9 million in the six months ended October 31, 2015. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs of Aerospace Products increased by 18% in the six months ended October 31, 2016 to $6.6 million compared to $5.6 million for the six months ended October 31, 2015. Costs were 73% of segment total revenue in the six months ended October 31, 2016, as compared to 81% of segment total revenue in the six months ended October 31, 2015.

•	Expenses decreased 25% in the six months ended October 31, 2016 to $1.5 million compared to $2.0 million in the six months ended October 31, 2015. Expenses were 17% of segment total revenue in the six months ended October 31, 2016, as compared to 29% of segment total revenue in the six months ended October 31, 2015.

SECOND QUARTER FISCAL 2017 COMPARED TO SECOND QUARTER FISCAL 2016

(dollars in thousands)	Three Months Ended October 31, 2016	Percent of Total Revenue	Three Months Ended October 31, 2015	Percent of Total Revenue		Percent Change 2015-2016
Revenue:
Professional Services	$7,722	60%	$7,334	73%		5%
Aerospace Products	5,091	40%	2,772	27%		84%

Total revenue	12,813	100%	10,106	100%		27%

Costs and expenses:
Costs of Professional Services	4,649	36%	4,539	45%		2%
Cost of Aerospace Products	3,698	29%	2,449	24%		51%
Marketing and advertising	1,064	8%	1,137	11%		(6	) %
Employee benefits	438	4%	429	4%		2%
Depreciation and amortization	507	4%	566	6%		(10	) %
General, administrative and other	1,293	10%	1,585	16%		(18	) %

Total costs and expenses	11,649	91%	10,705	106%		9%
Operating income (loss)	$1,164	9%	$(599)	(6	) %

Revenue:

Revenue increased 27% to $12.8 million in the three months ended October 31, 2016, compared to $10.1 million in the three months ended October 31, 2015. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 5% for the three months to $7.7 million at October 31, 2016 compared to $7.3 million at October 31, 2015.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 84% for the three months to $5.1 million at October 31, 2016 compared to $2.8 million at October 31, 2015. This increase is primarily due to an increase in avionics-related revenue of $1.2 million and an increase of modification revenue of $1.0 million. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 9% in the three months ended October 31, 2016 to $11.6 million compared to $10.7 million in the three months ended October 31, 2015. Costs and expenses were 91% of total revenue in the three months ended October 31, 2016, as compared to 106% of total revenue in the three months ended October 31, 2015.

Costs of Professional Services increased by 2% in the three months ended October 31, 2016 to $4.6 million compared to $4.5 million in the three months ended October 31, 2015. Costs were 36% of total revenue in the three months ended October 31, 2016, as compared to 45% of total revenue in the three months ended October 31, 2015.

Costs of Aerospace Products increased by 51% in the three months ended October 31, 2016 to $3.7 million compared to $2.4 million for the three months ended October 31, 2015. Costs were 29% of total revenue in the three months ended October 31, 2016, as compared to 24% of total revenue in the three months ended October 31, 2015.

Marketing and advertising expenses decreased by 6% in the three months ended October 31, 2016, to $1.1 million compared to $1.1 million in the three months ended October 31, 2015. Expenses were 8% of total revenue in the three months ended October 31, 2016, as compared to 11% of total revenue in the three months ended October 31, 2015. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the three months ended October 31, 2016, compared to 4% in the three months ended October 31, 2015. These expenses increased 2% to $438 in the three months ended October 31, 2016, from $429 in the three months ended October 31, 2015. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 4% in the three months ended October 31, 2016, compared to 6% in the three months ended October 31, 2015. These expenses decreased 10% to $507 in the three months ended October 31, 2016, from $566 in the three months ended October 31, 2015. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the three months ended October 31, 2016 was $356 compared to $337 in the three months ended October 31, 2015.

General, administrative and other expenses as a percent of total revenue was 10% in the three months ended October 31, 2016, compared to 16% in the three months ended October 31, 2015. These expenses decreased 18% to $1.3 million in the three months ended October 31, 2016, from $1.6 million in the three months ended October 31, 2015.

Other income (expense):

Other income (expense) was ($105) in the three months ended October 31, 2016, compared with other income (expense) of ($108) in the three months ended October 31, 2015.  Interest related to obligations of BHCMC, LLC was $53 in the three months ended October 31, 2016 compared to $66 in the three months ended October 31, 2015.

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

The following table presents a summary of our operating segment information for the three months ended October 31, 2016 and October 31, 2015:
(dollars in thousands)	Three Months Ended October 31, 2016	Percent of Total Revenue	Three Months Ended October 31, 2015	Percent of Total Revenue		Percent Change 2015-2016
Professional Services
Revenue
Boot Hill Casino	$7,624	99%	$7,147	97%		7%
Management/Professional Services	98	1%	187	3%		(48	) %
Revenue	7,722	100%	7,334	100%		5%

Costs of Professional Services	4,649	60%	4,539	62%		2%
Expenses	2,568	33%	2,763	38%		(7	) %
Total costs and expenses	7,217	93%	7,302	100%		(1	) %
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$505	7%	$32	0%		1,478%

(dollars in thousands)	Three Months Ended October 31, 2016	Percent of Total Revenue	Three Months Ended October 31, 2015	Percent of Total Revenue		Percent Change 2015-2016
Aerospace Products
Revenue	$5,091	100%	$2,772	100%		84%

Costs of Aerospace Products	3,698	73%	2,449	88%		51%
Expenses	734	14%	954	35%		(23	) %
Total costs and expenses	4,432	87%	3,403	123%		30%
Aerospace Products operating income (loss)	$659	13%	$(631)	(23	) %

Professional Services
•	Revenue from Professional Services increased 5% for the three months ended October 31, 2016 to $7.7 million compared to $7.3 million for the three months ended October 31, 2015.

In the three months ended October 31, 2016 Boot Hill Casino received gross receipts for the State of Kansas of $10.1 million compared to $9.6 million for the three months ended October 31, 2015. Mandated fees, taxes and distributions reduced gross receipts by $3.3 million resulting in gaming revenue of $6.8 million for the three months ended October 31, 2016, compared to a reduction to gross receipts of $3.2 million resulting in gaming revenue of $6.4 million for the three months ended October 31, 2015.  Non-gaming revenue at Boot Hill Casino increased to $841 for the three months ended October 31, 2016, compared to $793 for the three months ended October 31, 2015.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino decreased 48% to $98 for the three months ended October 31, 2016, compared to $187 for the three months ended October 31, 2015.

•	Costs of Professional Services increased 2% in the three months ended October 31, 2016 to $4.6 million compared to $4.5 million in the three months ended October 31, 2015. Costs were 60% of segment total revenue in the three months ended October 31, 2016, as compared to 62% of segment total revenue in the three months ended October 31, 2015.

•	Expenses decreased 7% in the three months ended October 31, 2016 to $2.6 million compared to $2.8 million in the three months ended October 31, 2015. Expenses were 33% of segment total revenue in the three months ended October 31, 2016, as compared to 38% of segment total revenue in the three months ended October 31, 2015.

Aerospace Products
•	Revenue increased 84% to $5.1 million in the three months ended October 31, 2016, compared to $2.8 million in the three months ended October 31, 2015. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs of Aerospace Products increased by 51% in the three months ended October 31, 2016 to $3.7 million compared to $2.4 million for the three months ended October 31, 2015. Costs were 73% of segment total revenue in the three months ended October 31, 2016, as compared to 88% of segment total revenue in the three months ended October 31, 2015.

•	Expenses decreased 23% in the three months ended October 31, 2016 to $734 compared to $1.0 million in the three months ended October 31, 2015. Expenses were 14% of segment total revenue in the three months ended October 31, 2016, as compared to 35% of segment total revenue in the three months ended October 31, 2015.

Employees

Other than persons employed by our gaming subsidiaries there were 83 full time and 2 part time employees on October 31, 2016, compared to 88 full time and 4 part time employees on October 31, 2015. As of December 9, 2016, staffing is 83 full time and 2 part time employees. Our staffing at Boot Hill Casino & Resort on October 31, 2016 was 182 full time and 65 part time employees compared to 182 full time and 53 part time employees on October 31, 2015. At December 9, 2016 there are 184 full time and 74 part time employees. None of the employees are subject to any collective bargaining agreements.

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

Analysis and Discussion of Cash Flow

During the six months ended October 31, 2016 our cash position decreased by $935. Net income was $1.2 million for the six months ended October 31, 2016. Cash flows provided by operating activities was $2.9 million for the six months ended October 31, 2016. Non-cash activities consisting of depreciation and amortization contributed $1.8 million. Customer deposits increased our cash position by $1.5 million while inventories increased our cash position by $356. Accounts receivable decreased our cash position by $1.7 million. Gaming facility mandated payments decreased our cash position by $111. Prepaid expenses and other assets decreased our cash by $116, while a decrease in accounts payable and a decrease in accrued expenses and other current liabilities decreased our cash by an additional $568. Deferred tax assets increased our cash position by $418.

Cash used in investing activities was $911 for the six months ended October 31, 2016. We invested $176 in an airplane, $467 to purchase equipment and $268 to develop and enhance STCs.

Cash used in financing activities was $3.0 million for the six months ended October 31, 2016. We made repayments on our debt of $1.4 million and decreased promissory notes by $1.2 million.  We made a distribution to our non-controlling member of $360.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2016.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the three months ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.		LEGAL PROCEEDINGS.

As of December 9, 2016, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

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

4.1
Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, which includes the form of Certificate of Designations, setting forth the terms of the Series C Participating Preferred Stock, par value $5.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the summary of the rights as Exhibit C.

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

99.1
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2016.

99.2
Investor Presentation for the 2016 Annual Meeting of Shareholders of Butler National Corporation, which is incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated November 8, 2016.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2016 and April 30, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2016 and 2015 and six months ended October 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

December 13, 2016	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

December 13, 2016	/s/ Craig D. Stewart
Date	Craig D. Stewart
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1
Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, which includes the form of Certificate of Designations, setting forth the terms of the Series C Participating Preferred Stock, par value $5.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the summary of the rights as Exhibit C.

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

99.1
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2016.

99.2
Investor Presentation for the 2016 Annual Meeting of Shareholders of Butler National Corporation, which is incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated November 8, 2016.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2016 and April 30, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2016 and 2015 and six months ended October 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.