Form 10-Q
period 2017-01-31
BUTLER NATIONAL CORP
filed 2017-03-17
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________

FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 10, 2017 was 63,416,953 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of January 31, 2017 and April 30, 2016
(in thousands except per share data)
	January 31, 2017	April 30, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,323	$7,381
Accounts receivable	3,030	1,574
Inventories
Raw materials	6,049	6,339
Work in process	1,362	1,349
Finished goods	244	275
Total inventory	7,655	7,963
Prepaid expenses and other current assets	939	873
Total current assets	16,947	17,791

PROPERTY, PLANT AND EQUIPMENT:
Land and building	4,099	4,081
Aircraft	5,888	5,712
Machinery and equipment	3,705	3,630
Office furniture and fixtures	6,805	5,637
Leasehold improvements	4,032	4,032
	24,529	23,092
Accumulated depreciation	(14,339)	(13,218)
Total property, plant and equipment	10,190	9,874

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $4,145 at January 31, 2017 and $3,549 at April 30, 2016)	6,405	6,481

OTHER ASSETS:
Deferred tax asset	678	1,104
Other assets (net of accumulated amortization of $6,556 at January 31, 2017 and $5,579 at April 30, 2016)	6,704	7,447
Total other assets	7,382	8,551
Total assets	$40,924	$42,697

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$2,257	$3,988
Current maturities of long-term debt	2,203	2,464
Accounts payable	1,530	2,018
Customer deposits	2,079	258
Gaming facility mandated payment	844	1,206
Compensation and compensated absences	1,058	1,322
Other current liabilities	266	125
Total current liabilities	10,237	11,381

LONG-TERM DEBT, NET OF CURRENT MATURITIES	3,726	5,218
Total liabilities	13,963	16,599

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 64,066,873 shares, and outstanding 63,416,953 shares at January 31, 2017 and issued 64,066,873 shares, and outstanding 63,466,873 shares at April 30, 2016	640	640
Capital contributed in excess of par	13,356	13,716
Treasury stock at cost, 649,920 shares at January 31, 2017 and 600,000 shares at April 30, 2016	(742)	(732)
Retained earnings	9,301	8,185
Total stockholders' equity Butler National Corporation	22,555	21,809
Noncontrolling interest in BHCMC, LLC	4,406	4,289
Total stockholders' equity	26,961	26,098
Total liabilities and stockholders' equity	$40,924	$42,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED January 31,
	2017	2016
REVENUE:
Professional Services	$7,202	$6,853
Aerospace Products	4,093	4,214
Total revenue	11,295	11,067

COSTS AND EXPENSES:
Cost of Professional Services	4,729	4,275
Cost of Aerospace Products	2,985	3,068
Marketing and advertising	1,145	890
Employee benefits	483	470
Depreciation and amortization	496	545
General, administrative and other	1,335	1,377
Total costs and expenses	11,173	10,625

OPERATING INCOME	122	442

OTHER INCOME (EXPENSE):
Interest expense	(95)	(117)
Other income (expense), net	-	13
Total other expense	(95)	(104)

INCOME BEFORE INCOME TAXES	27	338

PROVISION FOR INCOME TAXES
Deferred income tax expense	8	-
Provision for income taxes	-	57

NET INCOME	19	281
Net income attributable to noncontrolling interest in BHCMC, LLC	(5)	(179)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$14	$102

BASIC EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,416,953	62,260,098

DILUTED EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,416,953	62,260,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JANUARY 31, 2017 AND 2016
(in thousands, except per share data)
(unaudited)

	NINE MONTHS ENDED January 31,
	2017	2016
REVENUE:
Professional Services	$22,407	$21,791
Aerospace Products	13,090	11,078
Total revenue	35,497	32,869

COSTS AND EXPENSES:
Cost of Professional Services	13,899	13,317
Cost of Aerospace Products	9,554	8,638
Marketing and advertising	3,229	3,471
Employee benefits	1,397	1,384
Depreciation and amortization	1,510	1,721
General, administrative and other	3,912	4,135
Total costs and expenses	33,501	32,666

OPERATING INCOME	1,996	203

OTHER INCOME (EXPENSE):
Interest expense	(319)	(353)
Other income (expense), net	(18)	23
Total other expense	(337)	(330)

INCOME (LOSS) BEFORE INCOME TAXES	1,659	(127)

PROVISION (BENEFIT) FOR INCOME TAXES
Deferred income tax expense	426	-
Provision (benefit) for income taxes	-	(201)

NET INCOME	1,233	74
Net income attributable to noncontrolling interest in BHCMC, LLC	(477)	(431)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$756	$(357)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,416,953	62,260,098

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,416,953	62,260,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2017 AND 2016
(in thousands)
(unaudited)
	NINE MONTHS ENDED January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,233	$74
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,694	2,923

Changes in assets and liabilities
Accounts receivable	(1,456)	(589)
Inventories	308	(1,519)
Prepaid expenses	(66)	111
Deferred tax asset	426	(201)
Accounts payable	(488)	10
Customer deposits	1,821	68
Accrued liabilities	(264)	(32)
Gaming facility mandated payment	(362)	(472)
Other current liabilities	141	158
Other assets	(234)	137
Net cash provided by operating activities	3,753	668

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,957)	(868)
Net cash used in investing activities	(1,957)	(868)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of promissory notes, net	(1,731)	2,376
Borrowings of long-term debt	213	70
Repayments of long-term debt	(1,966)	(1,915)
Distribution to non-controlling member	(360)	(360)
Purchase of Treasury Stock	(10)	-
Net cash provided by (used in) financing activities	(3,854)	171

NET DECREASE IN CASH	(2,058)	(29)

CASH, beginning of period	7,381	6,195

CASH, end of period	$5,323	$6,166

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$321	$353
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2016. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2017 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2017.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income (Loss) Per Share: Butler National Corporation ("the Company") follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded. The number of potential common shares as of January 31, 2017 is 63,416,953.

3. Research and Development: We invested in research and development activities. The amount invested in the nine months ended January 31, 2017 and 2016 was $1,151 and $1,323 respectively.

4. Debt: At January 31, 2017, the Company was utilizing a line of credit totaling $5,000. The unused line at January 31, 2017 was $2,743. These funds were primarily used for the purchase of inventories and aircraft modification Supplemental Type Certificate ("STC") development costs for modifications and avionics. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At January 31, 2017, there are two notes collateralized by aircraft security agreements totaling $519. These notes were used for the purchase and modifications of these collateralized aircraft and Butler Avionics, Inc.

There are three notes at a bank totaling $640 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for the notes is March 2019.

One note totaling $280 remains for real estate purchased in Dodge City, Kansas and matures in June 2019.

BHCMC arranged to acquire for ownership by the Kansas Lottery additional gaming machines. The balance of these financed payables is $664.

One note secured by all of the BNSC assets and compensation due under the State Management contract totals $3,826 and matures in May 2020. The proceeds were used primarily to retire obligations with BHCI (a non-controlling owner of BHCMC, LLC).

We are not in default of any of our notes as of January 31, 2017.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2017 and beyond.

5. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $4,597 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417 and miscellaneous other assets of $1,746.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024.  There is no assurance of the Management Contract renewal.  The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of 15 years.

6. Stock Options: At January 31, 2017 we had no outstanding stock options.  There were 7,262,064 outstanding stock options that were issued on December 31, 2010 all of which expired on December 31, 2015.

7.  Subsequent Events:

The Company evaluated its January 31, 2017 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

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

Aerospace continues to be a focus for new product design and development. Butler National received FAA approvals of a number of products:  Butler National's newly redesigned rate gyroscope for Learjets; the replacement vertical accelerometer safety device that resolves obsolescence as a key component of the legacy Learjet stall warning systems; Butler National's addition of the GARMIN GTN 650/750 Global Position System Navigator with Communication transceiver in the Learjet Model 50 series, 30 series and 20 series, Avcon's new cargo/sensor carrying pod that mounts to the bottom of a King Air Model 90 airplane, and the provisions for external stores on a Learjet Model 60 to enable the 60 for consideration as the next Learjet candidate for special mission operations; and noise suppression for Learjet 20 series aircraft. We expect this segment will continue to grow in the future. To address the three to five year business cycles related to the Aerospace industry, in the 1990's, we began providing Professional Services to markets outside the Aerospace industry.

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

Results Overview

The nine months ending January 31, 2017 revenue increased 8% to $35.5 million compared to $32.9 million in the nine months ending January 31, 2016. In the nine months ending January 31, 2017 the professional services revenue was $22.4 million compared to $21.8 million in the nine months ending January 31, 2016, an increase of 3%. In the nine months ending January 31, 2017 the Aerospace Products revenue was $13.1 million compared to $11.1 million in the nine months ending January 31, 2016, an increase of 18%.

The nine months ending January 31, 2017 net income increased to $756 compared to a net loss of $357 in the nine months ending January 31, 2016.  The nine months ending January 31, 2017, operating income increased to $2.0 million, from an operating income of $203 in the nine months ending January 31, 2016.

RESULTS OF OPERATIONS

NINE MONTHS ENDING JANUARY 31, 2017 COMPARED TO NINE MONTHS ENDING JANUARY 31, 2016
(dollars in thousands)	Nine Months Ended January 31, 2017	Percent of Total Revenue	Nine Months Ended January 31, 2016	Percent of Total Revenue	Percent Change 2016-2017
Revenue:
Professional Services	$22,407	63%	$21,791	66%	3%
Aerospace Products	13,090	37%	11,078	34%	18%

Total revenue	35,497	100%	32,869	100%	8%

Costs and expenses:
Costs of Professional Services	13,899	39%	13,317	40%	4%
Cost of Aerospace Products	9,554	27%	8,638	26%	11%
Marketing and advertising	3,229	9%	3,471	11%	(7)%
Employee benefits	1,397	4%	1,384	4%	1%
Depreciation and amortization	1,510	4%	1,721	5%	(12)%
General, administrative and other	3,912	11%	4,135	13%	(5)%

Total costs and expenses	33,501	94%	32,666	99%	3%
Operating income	$1,996	6%	$203	1%	883%

Revenue:

Revenue increased 8% to $35.5 million in the nine months ended January 31, 2017, compared to $32.9 million in the nine months ended January 31, 2016. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 3% for the nine months to $22.4 million at January 31, 2017 compared to $21.8 million at January 31, 2016.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 18% for the nine months to $13.1 million at January 31, 2017 compared to $11.1 million at January 31, 2016. This increase is primarily due to an increase in avionics-related revenue of $2.4 million. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 3% in the nine months ended January 31, 2017 to $33.5 million compared to $32.7 million in the nine months ended January 31, 2016. Costs and expenses were 94% of total revenue in the nine months ended January 31, 2017, as compared to 99% of total revenue in the nine months ended January 31, 2016.

Costs of Professional Services increased 4% in the nine months ended January 31, 2017 to $13.9 million compared to $13.3 million in the nine months ended January 31, 2016. Costs were 39% of total revenue in the nine months ended January 31, 2017, as compared to 40% of total revenue in the nine months ended January 31, 2016.

Costs of Aerospace Products increased by 11% in the nine months ended January 31, 2017 to $9.6 million compared to $8.6 million for the nine months ended January 31, 2016. Costs were 27% of total revenue in the nine months ended January 31, 2017, as compared to 26% of total revenue in the nine months ended January 31, 2016.

Marketing and advertising expenses decreased by 7% in the nine months ended January 31, 2017, to $3.2 million compared to $3.5 million in the nine months ended January 31, 2016. Expenses were 9% of total revenue in the nine months ended January 31, 2017, as compared to 11% of total revenue in the nine months ended January 31, 2016. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the nine months ended January 31, 2017, compared to 4% in the nine months ended January 31, 2016. These expenses remained constant at $1.4 million in the nine months ended January 31, 2017, and $1.4 million in the nine months ended January 31, 2016. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 4% in the nine months ended January 31, 2017, compared to 5% in the nine months ended January 31, 2016. These expenses decreased 12% to $1.5 million in the nine months ended January 31, 2017, from $1.7 million in the nine months ended January 31, 2016. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the nine months ended January 31, 2017 was $1.1 million compared to $1.0 million in the nine months ended January 31, 2016.

General, administrative and other expenses as a percent of total revenue was 11% in the nine months ended January 31, 2017, compared to 13% in the nine months ended January 31, 2016. These expenses decreased 5% to $3.9 million in the nine months ended January 31, 2017, from $4.1 million in the nine months ended January 31, 2016.

Other income (expense):

Other income (expense) was ($337) in the nine months ended January 31, 2017, compared with other income (expense) of ($330) in the nine months ended January 31, 2016.  Interest related to obligations of BHCMC, LLC was $159 in the nine months ended January 31, 2017 compared to $187 in the nine months ended January 31, 2016.

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

The following table presents a summary of our operating segment information for the nine months ended January 31, 2017 and January 31, 2016:
(dollars in thousands)	Nine Months Ended January 31, 2017	Percent of Total Revenue	Nine Months Ended January 31, 2016	Percent of Total Revenue	Percent Change 2016-2017
Professional Services
Revenue
Boot Hill Casino	$22,011	98%	$21,210	97%	4%
Management/Professional Services	396	2%	581	3%	(32)%
Revenue	22,407	100%	21,791	100%	3%

Costs of Professional Services	13,899	62%	13,317	61%	4%
Expenses	7,572	34%	7,738	36%	(2)%
Total costs and expenses	21,471	96%	21,055	97%	2%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$936	4%	$736	3%	27%

(dollars in thousands)	Nine Months Ended January 31, 2017	Percent of Total Revenue	Nine Months Ended January 31, 2016	Percent of Total Revenue	Percent Change 2016-2017
Aerospace Products
Revenue	$13,090	100%	$11,078	100%	18%

Costs of Aerospace Products	9,554	73%	8,638	78%	11%
Expenses	2,476	19%	2,973	27%	(17)%
Total costs and expenses	12,030	92%	11,611	105%	4%

Aerospace Products operating income (loss)	$1,060	8%	$(533)	(5)%

Professional Services
•	Revenue from Professional Services increased 3% for the nine months ended January 31, 2017 to $22.4 million compared to $21.8 million for the nine months ended January 31, 2016.

In the nine months ended January 31, 2017 Boot Hill Casino received gross receipts for the State of Kansas of $29.5 million compared to $28.8 million for the nine months ended January 31, 2016. Mandated fees, taxes and distributions reduced gross receipts by $10.0 million resulting in gaming revenue of $19.5 million for the nine months ended January 31, 2017, compared to a reduction to gross receipts of $9.9 million resulting in gaming revenue of $18.9 million for the nine months ended January 31, 2016.  Non-gaming revenue at Boot Hill Casino increased to $2.5 million for the nine months ended January 31, 2017, compared to $2.3 million for the nine months ended January 31, 2016.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino decreased 32% to $396 for the nine months ended January 31, 2017, compared to $581 for the nine months ended January 31, 2016.

•	Costs of Professional Services increased 4% in the nine months ended January 31, 2017 to $13.9 million compared to $13.3 million in the nine months ended January 31, 2016. Costs were 62% of segment total revenue in the nine months ended January 31, 2017, as compared to 61% of segment total revenue in the nine months ended January 31, 2016.

•	Expenses decreased 2% in the nine months ended January 31, 2017 to $7.6 million compared to $7.7 million in the nine months ended January 31, 2016. Expenses were 34% of segment total revenue in the nine months ended January 31, 2017, as compared to 36% of segment total revenue in the nine months ended January 31, 2016.

Aerospace Products
•	Revenue increased 18% to $13.1 million in the nine months ended January 31, 2017, compared to $11.1 million in the nine months ended January 31, 2016. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to address customer requests for enhanced product features and functions and to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs of Aerospace Products increased by 11% in the nine months ended January 31, 2017 to $9.6 million compared to $8.6 million for the nine months ended January 31, 2016. Costs were 73% of segment total revenue in the nine months ended January 31, 2017, as compared to 78% of segment total revenue in the nine months ended January 31, 2016.

•	Expenses decreased 17% in the nine months ended January 31, 2017 to $2.5 million compared to $3.0 million in the nine months ended January 31, 2016. Expenses were 19% of segment total revenue in the nine months ended January 31, 2017, as compared to 27% of segment total revenue in the nine months ended January 31, 2016.

THIRD QUARTER FISCAL 2017 COMPARED TO THIRD QUARTER FISCAL 2016

(dollars in thousands)	Three Months Ended January 31, 2017	Percent of Total Revenue	Three Months Ended January 31, 2016	Percent of Total Revenue	Percent Change 2016-2017
Revenue:
Professional Services	$7,202	64%	$6,853	62%	5%
Aerospace Products	4,093	36%	4,214	38%	(3)%

Total revenue	11,295	100%	11,067	100%	2%

Costs and expenses:
Costs of Professional Services	4,729	42%	4,275	39%	11%
Cost of Aerospace Products	2,985	27%	3,068	28%	(3)%
Marketing and advertising	1,145	10%	890	8%	29%
Employee benefits	483	4%	470	4%	3%
Depreciation and amortization	496	4%	545	5%	(9)%
General, administrative and other	1,335	12%	1,377	12%	(3)%

Total costs and expenses	11,173	99%	10,625	96%	5%
Operating income	$122	1%	$442	4%	(72)%

Revenue:

Revenue increased 2% to $11.3 million in the three months ended January 31, 2017, compared to $11.1 million in the three months ended January 31, 2016. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

•	Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 5% for the three months to $7.2 million at January 31, 2017 compared to $6.9 million at January 31, 2016.
•	Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 3% for the three months to $4.1 million at January 31, 2017 compared to $4.2 million at January 31, 2016. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 5% in the three months ended January 31, 2017 to $11.2 million compared to $10.6 million in the three months ended January 31, 2016. Costs and expenses were 99% of total revenue in the three months ended January 31, 2017, as compared to 96% of total revenue in the three months ended January 31, 2016.

Costs of Professional Services increased by 11% in the three months ended January 31, 2017 to $4.7 million compared to $4.3 million in the three months ended January 31, 2016. Costs were 42% of total revenue in the three months ended January 31, 2017, as compared to 39% of total revenue in the three months ended January 31, 2016.

Costs of Aerospace Products decreased by 3% in the three months ended January 31, 2017 to $3.0 million compared to $3.1 million for the three months ended January 31, 2016. Costs were 27% of total revenue in the three months ended January 31, 2017, as compared to 28% of total revenue in the three months ended January 31, 2016.

Marketing and advertising expenses increased by 29% in the three months ended January 31, 2017, to $1.1 million compared to $890 in the three months ended January 31, 2016. Expenses were 10% of total revenue in the three months ended January 31, 2017, as compared to 8% of total revenue in the three months ended January 31, 2016. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the three months ended January 31, 2017, compared to 4% in the three months ended January 31, 2016. These expenses increased 3% to $483 in the three months ended January 31, 2017, from $470 in the three months ended January 31, 2016. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 4% in the three months ended January 31, 2017, compared to 5% in the three months ended January 31, 2016. These expenses decreased 9% to $496 in the three months ended January 31, 2017, from $545 in the three months ended January 31, 2016. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the three months ended January 31, 2017 was $351 compared to $339 in the three months ended January 31, 2016.

General, administrative and other expenses as a percent of total revenue was 12% in the three months ended January 31, 2017, compared to 12% in the three months ended January 31, 2016. These expenses decreased 3% to $1.3 million in the three months ended January 31, 2017, from $1.4 million in the three months ended January 31, 2016.

Other income (expense):

Other income (expense) was ($95) in the three months ended January 31, 2017, compared with other income (expense) of ($104) in the three months ended January 31, 2016.  Interest related to obligations of BHCMC, LLC was $50 in the three months ended January 31, 2017 compared to $63 in the three months ended January 31, 2016.

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

The following table presents a summary of our operating segment information for the three months ended January 31, 2017 and January 31, 2016:
(dollars in thousands)	Three Months Ended January 31, 2017	Percent of Total Revenue	Three Months Ended January 31, 2016	Percent of Total Revenue	Percent Change 2016-2017
Professional Services
Revenue
Boot Hill Casino	$7,056	98%	$6,770	99%	4%
Management/Professional Services	146	2%	83	1%	76%
Revenue	7,202	100%	6,853	100%	5%

Costs of Professional Services	4,729	66%	4,275	62%	11%
Expenses	2,486	34%	2,303	34%	8%
Total costs and expenses	7,215	100%	6,578	96%	10%
Professional Services operating income (loss) before noncontrolling interest in BHCMC, LLC	$(13)	0%	$275	4%

(dollars in thousands)	Three Months Ended January 31, 2017	Percent of Total Revenue	Three Months Ended January 31, 2016	Percent of Total Revenue	Percent Change 2016-2017
Aerospace Products
Revenue	$4,093	100%	$4,214	100%	(3)%

Costs of Aerospace Products	2,985	73%	3,068	73%	(3)%
Expenses	973	24%	979	23%	(1)%
Total costs and expenses	3,958	97%	4,047	96%	(2)%
Aerospace Products operating income	$135	3%	$167	4%	(19)%

Professional Services
•	Revenue from Professional Services increased 5% for the three months ended January 31, 2017 to $7.2 million compared to $6.9 million for the three months ended January 31, 2016.

In the three months ended January 31, 2017 Boot Hill Casino received gross receipts for the State of Kansas of $9.5 million compared to $9.2 million for the three months ended January 31, 2016. Mandated fees, taxes and distributions reduced gross receipts by $3.3 million resulting in gaming revenue of $6.2 million for the three months ended January 31, 2017, compared to a reduction to gross receipts of $3.2 million resulting in gaming revenue of $6.0 million for the three months ended January 31, 2016.  Non-gaming revenue at Boot Hill Casino increased to $870 for the three months ended January 31, 2017, compared to $766 for the three months ended January 31, 2016.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino increased 76% to $146 for the three months ended January 31, 2017, compared to $83 for the three months ended January 31, 2016.

•	Costs of Professional Services increased 11% in the three months ended January 31, 2017 to $4.7 million compared to $4.3 million in the three months ended January 31, 2016. Costs were 66% of segment total revenue in the three months ended January 31, 2017, as compared to 62% of segment total revenue in the three months ended January 31, 2016.

•	Expenses increased 8% in the three months ended January 31, 2017 to $2.5 million compared to $2.3 million in the three months ended January 31, 2016. Expenses were 34% of segment total revenue in the three months ended January 31, 2017, as compared to 34% of segment total revenue in the three months ended January 31, 2016.

Aerospace Products
•	Revenue decreased 3% to $4.1 million in the three months ended January 31, 2017, compared to $4.2 million in the three months ended January 31, 2016. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to address customer requests for enhanced product features and functions and to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

•	Costs of Aerospace Products decreased by 3% in the three months ended January 31, 2017 to $3.0 million compared to $3.1 million for the three months ended January 31, 2016. Costs were 73% of segment total revenue in the three months ended January 31, 2017, as compared to 73% of segment total revenue in the three months ended January 31, 2016.

•	Expenses decreased 1% in the three months ended January 31, 2017 to $973 compared to $979 in the three months ended January 31, 2016. Expenses were 24% of segment total revenue in the three months ended January 31, 2017, as compared to 23% of segment total revenue in the three months ended January 31, 2016.

Employees

Other than persons employed by our gaming subsidiary there were 84 full time and 3 part time employees on January 31, 2017, compared to 87 full time and 4 part time employees on January 31, 2016. As of March 10, 2017, staffing is 84 full time and 3 part time employees. Our staffing at Boot Hill Casino & Resort on January 31, 2017 was 180 full time and 80 part time employees compared to 181 full time and 48 part time employees on January 31, 2016. At March 10, 2017 there are 171 full time and 82 part time employees. None of the employees are subject to any collective bargaining agreements.

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

Analysis and Discussion of Cash Flow

During the nine months ended January 31, 2017 our cash position decreased by $2.1 million. Net income was $1.2 million for the nine months ended January 31, 2017. Cash flows provided by operating activities was $3.8 million for the nine months ended January 31, 2017. Non-cash activities consisting of depreciation and amortization contributed $2.7 million. Customer deposits increased our cash position by $1.8 million while inventories increased our cash position by $308. Accounts receivable decreased our cash position by $1.5 million. Gaming facility mandated payments decreased our cash position by $362. Prepaid expenses and other assets decreased our cash by $66, while a decrease in accounts payable and a decrease in accrued expenses decreased our cash by an additional $752. Other assets and liabilities decreased our cash by $93. Deferred tax assets increased our cash position by $426.

Cash used in investing activities was $2.0 million for the nine months ended January 31, 2017. We invested $176 in an airplane, $1.2 million to purchase equipment and $520 to develop and enhance STCs.

Cash used in financing activities was $3.9 million for the nine months ended January 31, 2017. We made repayments on our debt of $1.7 million and decreased promissory notes by $1.8 million.  We made a distribution to our non-controlling member of $360, and purchased company common stock of $10 and placed such stock in treasury.

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

Gaming revenue is the gross gaming win as reported by the Kansas Lottery casino reporting systems, less the mandated payments by and for the State of Kansas. Electronic games-slots and table games revenue is the aggregate of gaming wins and losses. Liabilities are recognized for chips and "ticket-in, ticket-out" coupons in the customers' possession, and for accruals related to anticipated payout of progressive jackpots. Progressive gaming machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are deducted from revenue as the jackpot values increase. Food, beverage, and other revenue is recorded when the service is received and paid.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2017.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the three months ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS.

As of March 10, 2017, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.

There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K or to the Cautionary Statements filed by us as Exhibit 99 to the Form 10-K for the fiscal year ended April 30, 2016.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the third fiscal quarter of 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
November 1, 2016 - November 30, 2016	-	$ -	-	$ 500,000
December 1, 2016 - December 31, 2016	-	$ -	-	$ 500,000
January 1, 2017 - January 31, 2017	49,920	$ 0.20	49,920	$ 490,000
Total	49,920	$ 0.20	49,920

(a) All of the 49,920 shares of common stock purchased were purchased through a private transaction

(b) As announced on December 20, 2016, our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $500,000. The timing and amount of any share repurchases will be determined by Buter National's management based on market conditions and other factors. The program is currently authorized through May 1, 2018.

Item 3.		DEFAULTS UPON SENIOR SECURITIES.
None.
Item 4.		MINE SAFETY DISCLOSURES.
Not applicable.
Item 5.		OTHER INFORMATION.
None.
Item 6.		EXHIBITS.
	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

	4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2016.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2017 and April 30, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2017 and 2016 and nine months ended January 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

March 17, 2017	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

March 17, 2017	/s/ Craig D. Stewart
Date	Craig D. Stewart
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2016.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2017 and April 30, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2017 and 2016 and nine months ended January 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.