Form 10-K
period 2017-04-30
BUTLER NATIONAL CORP
filed 2017-07-21
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $9,377,954 at October 31, 2016, when the closing price of such stock was $0.18.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of July 14, 2017, was 64,543,550 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

BUTLER NATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2017

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

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K and the Cautionary Statements filed by us as Exhibit 99 to this form, including the following factors:

●	the impact of general economic trends on the Company's business;
●	sensitivity of demand related to changes in the U.S. dollar to foreign currency exchange rates;
●	the deferral or termination of programs or contracts for convenience by customers;
●	market acceptance of the Company's Aerospace Products and or other planned products or product enhancements;
●	increased fuel and energy costs and the downward pressure on demand for our aircraft business;
●	the ability to gain and maintain regulatory approval of existing products and services and receive regulatory approval of new businesses and products;
●	the actions of regulatory, legislative, executive or judicial decisions of the federal, state or local level with regard to our business and the impact of any such actions;
●	failure to retain/recruit key personnel;
●	the availability of government funding to vendors and customers;
●	any delays in receiving components from third party suppliers;
●	the competitive environment;
●	the bankruptcy or insolvency of one or more key customers or vendors;
●	new product offerings from competitors;
●	protection of intellectual property rights;
●	the ability to service, supply or visit the international market;
●	acts of terrorism and war and other uncontrollable events;
●	joint ventures and other arrangements;
●	low priced penny-stock regulations;
●	general governance features;
●	United States and other country defense spending cuts;
●	our estimated effective income tax rates; estimated tax benefits; and merits of our tax position
●	potential future acquisitions;
●

changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines and fines of courts, travel restrictions, regulators and governmental bodies;

●	the ability to timely and cost-effectively integrate companies that we acquire into our operations;
●

construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

●	litigation outcomes and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions and fines and taxation;
●	access to insurance on reasonable terms;
●	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations;
●

as a supplier of military and other equipment to the U.S. Government, we are subject to unusual risks, such as the right of the U.S. Government contractor to terminate contracts for convenience and to conduct audits and investigations of our operations and performance;

●	our reputation and ability to do business may be impacted by the improper conduct of employees, vendors, agents or business partners;
●	changes in legislation or government regulations or policies can have a significant impact on our results of operations; and
●	other factors disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Avionics principally includes the manufacture, sale, and service of electronic equipment and systems.  We have made significant development investments and continue to make these investments to address the current Federal Aviation Administration ("FAA") and international system requirements for Automatic Dependent Surveillance - Broadcast ("ADS-B").  ADS-B is a precise satellite-based surveillance system.  ADS-B Out uses GPS technology to determine aircraft location, airspeed and other data, and broadcasts that information to a network of ground stations, that relays the data to air traffic control displays and to nearby aircraft equipped to receive the data via ADS-B In.  Operators of aircraft equipped with ADS-B In may receive weather and traffic position information delivered directly to the cockpit.  We currently have FAA approved Supplemental Type Certificates allowing the installation of four different configurations of ADS-B systems. ADS-B will be required on the majority of all civil aviation aircraft by January 20, 2020.  We are selling and installing ADS-B system solutions at Butler Avionics and Avcon.

In addition to the new ADS-B systems, Avionics includes the design and approval of components to resolve obsolescence issues in airplanes.  Avionics designs and obtains airworthiness approval of parts including autopilot boards and sensors such as gyros and accelerometers. Avionics also includes airborne electronic switching units used in DC-9, DC-10, DC-9/80, MD-80, MD-90, and the KC-10 aircraft, Transient Suppression Devices ("TSDs") for fuel tank protection on Boeing Classic 737 and 747 aircraft, and other Classic aircraft using a capacitance fuel quantity indicating system ("FQIS"), airborne electronics upgrades for classic weapon control systems used on military aircraft and vehicles, and consulting services with airlines and equipment manufacturers regarding fuel system safety requirements. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona and the services through Butler National Corporation - Olathe, Kansas ("Avionics", "Classic Aviation Products", "Safety Products", or "Switching Units"). Butler National Corporation - Tempe, Arizona and Avcon Industries are AS 9100 certified.

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

Assets as of April 30, 2017 and 2016 and Revenue for the years ended April 30, 2017 and 2016.

Assets	2017	2016
Professional Services	51.1%	52.6%
Aerospace Products	48.9%	47.4%

Revenue	2017	2016
Professional Services	60.9%	66.5%
Aerospace Products	39.1%	33.5%

Regulations

Regulation Under Federal Aviation Administration: Aerospace is subject to regulation by the Federal Aviation Administration ("FAA") and equivalent foreign organizations. We manufacture products and parts under FAA Parts Manufacturing Authority (PMA) requiring qualification and traceability of all materials and vendors. We make aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA. We repair aircraft parts pursuant to the authority granted by our FAA Authorized Repair Station. Violations of, or changes to, FAA regulations could be detrimental to our operations.

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

The State of Kansas owns and operates a state lottery, keno games, and state-owned Lottery Gaming Facilities for the benefit of the State. The Lottery Gaming Facility management contract approval process requires that any entity or person owning directly or indirectly one-half of one percent (0.5%) of the ownership interest of the management company must be found suitable to be an owner by the State of Kansas. The Kansas Supreme Court announced its ruling affirming the constitutionality of the Kansas Expanded Lottery Act (KELA) as the law was enacted. There can be no assurances that other constitutionality challenges will not occur.

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

Financial Information about Industry Segments

Information with respect to our industry segments are found at Note 10 of Notes to Consolidated Financial Statements for the two year period ended April 30, 2017.

Narrative Description of Business

Aerospace Products

Aerospace Products derives its revenue from system design, engineering, manufacturing, integration, installation, servicing, and repairing products for classic and current production aircraft. These products include JET autopilot service and repairs, Avcon provisions and system integration for special mission equipment installations, Butler Avionics equipment sales and installation, and Butler National electronic controls and safety equipment manufacture and sales. Aerospace customers range in size from owners and operators of small single engine airplanes to owners and operators of large commercial and military aircraft. Aerospace Products are sold to and serviced for customers located in many countries of the world.

Aerospace is the legacy part of the Butler National business. Organized over 57 years ago, this business is based upon design engineering and installation innovations to enhance and support products related to airplanes and ground support equipment. These new products included: in the 1960's, aircraft electronic load sharing and system switching equipment, a number of airplane electronic navigation instruments, radios and transponders; in the 1970's, ground based VOR navigation equipment sold worldwide and GPS equipment as we know it today in civilian use; in the 1980's, special mission modifications to business jets for aerial surveillance and conversion of passenger configurations to cargo; in the 1990's, classic aviation support of aging airplanes with enhanced protection of electrical systems through transient suppression devices (TSD), control electronics for military weapon systems and improved aerodynamic control products (Avcon Fins) allowing stability at higher gross weights for additional special mission applications; in the 2000's, improved accuracy of the airspeed and altimeter systems to allow less vertical separation between flying airplanes (RVSM) and acquisition of the JET autopilot product line to support and replace aged electronic equipment in the classic fleet of Learjet airplanes; and in the 2010's, the acquisition of Butler Avionics to provide additional classic airplane support by retrofit of avionics from the past 40 years to modern state of the art equipment for sale worldwide using FAA supplemental type certification (STC).  Aerospace is preparing for the 2020's through the development and certification of ADS-B systems in support of the FAA "NextGen" update of the Air Traffic Control system in the United States and many other countries.

Aerospace continues to be a focus for new product design and development. Butler National received FAA approvals of a number of products:  Butler National's newly redesigned rate gyroscope for Learjets; the replacement vertical accelerometer safety device that resolves obsolescence as a key component of the legacy Learjet stall warning systems; Butler National's addition of the GARMIN GTN 650/750 Global Position System Navigator with Communication transceiver in the Learjet Model 50 series, 30 series and 20 series, Avcon's new cargo/sensor carrying pod that mounts to the bottom of a King Air aircraft, and the provisions for external stores on a Learjet Model 60 to enable the 60 for consideration as the next Learjet candidate for special mission operations; and noise suppression for Learjet 20 series aircraft. We expect this segment will continue to grow in the future.

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

The Aircraft Modifications business derives its ability to modify aircraft from the authority granted by the Federal Aviation Administration ("FAA"). The FAA grants this authority by issuing a Supplemental Type Certificate ("STC") after a detailed review of the design, engineering, functional documentation, and demonstrated flight evaluation of the modified aircraft. The STC authorizes Avcon to build the required parts and assemblies under FAA Parts Manufacturing Authority ("PMA"), and to make the installations on applicable aircraft.

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

Special Mission Electronics: We supply defense-related commercial off the shelf products to various agencies and subcontractors. We provide our customers the opportunity to update or extend the useful life of products with older components and technology. These products include Gun Control Units (GCU) for the Apache and Blackhawk helicopters and other weapon products, including the Hangfire Override Modules (HOM) for all Boeing derived Chain-Gun® cannons, and various weapon-related firing controls, cabling, and test equipment. We have upgraded the design of the GCU and expect to expand sales of the Butler National upgraded GCU control systems to maintain the Apache and Blackhawk fleets and other military aircraft.

Aircraft Fuel System Safety: The FAA issued a Special Federal Aviation Requirement ("SFAR") No. 88 titled "Fuel Tank System Fault Tolerance Evaluation Requirements" applicable to turbine-powered aircraft certified to carry 30 or more passengers or a certified payload capacity of 7,500 pounds or more. SFAR-88 is now part of the fuel system safety regulations.

We worked with the Original Equipment Manufacturer to design the Butler National Transient Suppression Device ("TSD"). The TSD is approved and certified by the Federal Aviation Administration ("FAA") under STC number ST00846SE and is owned, manufactured, and marketed by us. The TSD is one solution to the requirements of AD 98-20-40 issued by the FAA to protect the aircraft main and/or auxiliary fuel tanks from hazardous energy levels introduced through the wiring of the FQIS.

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

From this experience with IGRA and the success of the Indian gaming industry, we determined that the IGRA model may be applicable for state-owned gaming. We spent Butler National Corporation innovation, legal and market development funds to design and encourage the use of an Indian-owned gaming model in the State of Kansas. From these efforts, Kansas enacted the Kansas Expanded Lottery Act (KELA) in 2007 allowing four state-owned casinos to be developed in Kansas. In 2007, BNSC made application to manage a state-owned casino. In 2008, BNSC was awarded a contract with the state of Kansas for a fifteen year term to manage the Boot Hill Casino in Dodge City, Kansas pursuant to a Lottery Gaming Facility Management Contract (the "Boot Hill Casino Management Contract"). The Boot Hill Casino Management Contract was amended on December 29, 2009 (the "First Amendment to the Boot Hill Casino Management Contract") to bring the definition of "Fiscal Year" in line with the fiscal year of BNSC (May 1 to April 30). BHCMC was organized to be the manager of the Boot Hill Casino in Dodge City, Kansas. The casino opened in December 2009.

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

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC required the completion of an addition to the Boot Hill Casino. The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. Phase II expansion of the unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine acquisitions, and casino earnings. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and provided for up to 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). Boot Hill Casino acquired the naming rights to the City of Dodge City and Ford County owned conference center connected to the casino through the breezeway.  The conference center is now known as the Boot Hill Casino and Resort Conference Center. Boot Hill Casino now has approximately 650 gaming machines on the floor.

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

Governmental Regulations: The Gaming and Aerospace industries are highly regulated and we must maintain our licenses, certifications and pay taxes and fees in the U.S. and other countries to continue our operations. Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interest in the operations. Violations of laws or regulations in one jurisdiction could result in disciplinary action in other jurisdictions.

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

Backlog: Our backlog as of April 30, 2017 and 2016 was as follows:

Industry Segment
(in thousands)	2017	2016
Aerospace Products	$10,591	$7,510
Professional Services	224	94

Total backlog	$10,815	$7,604

Our backlog as of July 14, 2017 totaled $11,433; consisting of $11,221 and $212, respectively, for Aerospace Products and Professional Services. The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. A portion of this backlog may be delivered after fiscal year 2018. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.

Employees: Other than persons employed by our gaming subsidiaries there were 86 full time and 2 part time employees on April 30, 2017 compared to 79 full time and 3 part time employees on April 30, 2016. As of July 14, 2017, staffing was 88 full time and 2 part time employees. Our staffing at Boot Hill Casino on April 30, 2017 was 180 full time and 81 part time employees and 179 full time employees and 52 part time employees on April 30, 2016. As of July 14, 2017 our staffing at Boot Hill Casino was 178 full time employees and 84 part time employees. None of the employees are subject to any collective bargaining agreements.

Financial Information about Foreign and Domestic Operations, and Export Sales: International sales are made through authorized installation centers and direct to foreign customers to be completed and included in domestic operations. The sales to our customers outside the U.S. consisted of approximately $7.3 million in the year ended April 30, 2017 and $4.5 million in the year ended April 30, 2016. Sales from international operations are subject to changes in domestic and foreign laws, regulations and controls. All sales are made in U.S. dollars.

Executive Officers of the Registrant: The following people are executive officers of the registrant:

R. Warren Wagoner, 65 years old, Chairman of the Board of Directors

Clark D. Stewart, 77 years old, President and Chief Executive Officer

Craig D. Stewart, 43 years old, Vice President

Christopher J. Reedy, 51 years old, Vice President and Secretary

Tad M. McMahon, 50 years old, Chief Financial Officer

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

Defense Spending: Budget control acts implemented by various governments may result in reduced government funding for the defense industry. The impact of any resulting reductions in defense appropriations, and/or reduction in spending could negatively affect the Company's revenues for our avionics defense products in the Aerospace segment.

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

Fuel and Energy Costs: Our business depends on use of the aircraft for business transportation, freight transportation, and many special mission applications. Should our customers be unable to purchase fuel and energy and/or be unable to pass on disproportionate costs to their customers, the use of business and military aircraft by our customers may be curtailed. The value of the aircraft related assets would decrease and the revenue related to the aircraft equipment and modifications would decrease. These events could have a material adverse effect on our Company. Our gaming business depends on the use of automotive fuels to travel to our locations in agricultural communities. Should our customers determine that fuel is too expensive or not available to travel, our gaming business may be curtailed.

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

Adverse conditions in the local, regional, national and global markets have negatively affected our operations, and may continue to negatively affect our operations in the future. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. The Gaming and Aviation activities that we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending and adversely affect our operations.

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

Major Customers: The termination of contracts with major customers or renegotiation of these contracts at less cost-effective terms could have a materially adverse effect on the Company. Irregularities in financial accounting procedures, financial reporting requirements and regulatory reporting requirements could cause major customers to become unstable and be unable to complete business transactions which could have a materially adverse effect on the Company. We had one "major customer" (10 percent or more of consolidated revenue) that provided 10.5% of total sales. During the fiscal year ending April 30, 2017 we derived 25.2 % of our revenue from five customers.

Product Development: Difficulties or delays in the development, production, testing and marketing of products, could have a materially adverse effect. Our Aerospace business is subject, in part, to regulatory procedures and administration enacted by and/or administered by the FAA. Accordingly, our business may be adversely affected in the event the Company is unable to comply with such regulations relative to its current products and/or if any new products and/or services to be offered by the Company are not formally approved by such agency. Our proposed new aviation modification products depend upon the issuance by the FAA of a Supplemental Type Certificate with related parts manufacturing authority and repair station license which may not be issued in the time frames we expect or at all.

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

Impairment of Intangible Property: We evaluate intangible assets for impairment annually during the fourth quarter and in any interim period in which circumstances arise that indicate our intangible asset may be impaired. Indicators of impairment include, but are not limited to, the loss of significant business and, or significant adverse changes in industry or market conditions. No events occurred during the periods presented that indicated the existence of an impairment with respect to our intangible assets. Preparation of forecasts for use in the long-range plan and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders and general market conditions. Significant changes in these forecasts or the discount rate selected could affect the estimated fair value and could result in an impairment charge in a future period.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in Rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

●	Deliver to the customer, and obtain a written receipt for, a disclosure document;
●	Disclose certain price information about the stock;
●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
●	Send monthly statements to customers with market and price information about the penny stock; and
●	In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Governance: Some provisions of our Articles of Incorporation and Bylaws could make it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. This includes, but is not limited to, provisions that: provide for a classified Board of Directors, prohibit stockholders from taking action by written consent, and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Kansas law K.S.A. 17-6427 that prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met, which could have the effect of delaying or preventing a change of control.

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

Boot Hill Casino, pursuant to its Management Contract with the State of Kansas pays total taxes between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. Boot Hill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $2.5 million during fiscal year ended April 30, 2017.

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

Butler Avionics, Inc. is located at 280 Gardner Dr., Ste. 3, New Century, Kansas in a 19,500 square foot facility with annual rent of approximately $179.

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

Professional Services (dollars in thousands):

BHCMC, LLC is located at 4000 W. Comanche in Dodge City, Kansas in a 60,000 square feet building known as the Boot Hill Casino facility at an annual rent of $4,793 in fiscal year ended April 30, 2017 and $4,745 in fiscal year ended April 30, 2016.

BHCMC, LLC has an administration center located at 2601 N. 14th Avenue in Dodge City, Kansas in a 29,000 square foot owned facility.

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

Item 3.  LEGAL PROCEEDINGS

As of July 14, 2017, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK (BUKS):

(a)	Market Information: Our shares are exclusively quoted on OTCQB platform under the symbol "BUKS".

The range of the high and low bid prices per share of the common stock, for fiscal years 2017 and 2016, as reported by OTC Markets Group, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2017		Year Ended April 30, 2016
	Low	High	Low	High
First quarter	$0.14	$0.21	$0.16	$0.27
Second quarter	$0.17	$0.22	$0.16	$0.24
Third quarter	$0.16	$0.31	$0.13	$0.20
Fourth quarter	$0.17	$0.48	$0.13	$0.23

(b)	Holders: The approximate number of holders of record of our common stock, as of July 14, 2017, was 2,800. The price of the stock as of July 14, 2017 was approximately $0.32 per share.
(c)	Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:

As of July 14, 2017 there were no Convertible Preferred shares or Convertible Debenture notes outstanding.

Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2016 through April 30, 2017	0	$0.00	$0.00

Total	0	$0.00	$0.00

STOCK REPURCHASE PROGRAM

In December 2016, the Board of Directors approved a stock purchase program authorizing the repurchase of up to $500 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2018.

The table below provides information with respect to common stock purchases by the Company during the year ended April 30, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 2016	0	$ 0.00	0	$ 500
January 2017	49,920	$ 0.20	49,920	$ 490
February 2017	0	$ 0.00	0	$ 490
March 2017	0	$ 0.00	0	$ 490
April 2017	80,426	$ 0.27	80,426	$ 468
Total	130,346	$ 0.25	130,346
(a)	49,920 shares of common stock purchased were purchased through a private transaction.

Item 6.  SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition", and with the Consolidated Financial Statements and related Notes included elsewhere in this report.

	Year Ended April 30 (In thousands except per share data)
	2017	2016	2015	2014	2013
Total revenues	$50,619	$44,794	$47,062	$47,271	$49,152

Operating income	$3,500	$622	$1,319	$1,921	$1,503

Net income (loss) attributable to Butler National Corporation	$1,534	$24	$27	$112	$(148)

Basic earnings per common share	$0.02	$0.00	$0.00	$0.00	$0.00

Selected Balance Sheet Information
Total assets	$42,778	$42,697	$41,598	$41,678	$43,860
Long-term obligations (excluding current maturities)	$3,347	$5,218	$6,870	$6,820	$10,155
Cash dividends declared per common share	None	None	None	None	None

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

Our fiscal year ends on April 30. Fiscal years 2017 and 2016 consisted of 52 weeks and ended on April 30, 2017 and April 30, 2016, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.

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

Aerospace is the legacy part of the Butler National business. Organized over 57 years ago, this business is based upon design engineering and installation innovations to enhance and support products related to airplanes and ground support equipment. These new products included: in the 1960's, aircraft electronic load sharing and system switching equipment, a number of airplane electronic navigation instruments, radios and transponders; in the 1970's, ground based VOR navigation equipment sold worldwide and GPS equipment as we know it today in civilian use; in the 1980's, special mission modifications to business jets for aerial surveillance and conversion of passenger configurations to cargo; in the 1990's, classic aviation support of aging airplanes with enhanced protection of electrical systems through transient suppression devices (TSD), control electronics for military weapon systems and improved aerodynamic control products (Avcon Fins) allowing stability at higher gross weights for additional special mission applications; in the 2000's, improved accuracy of the airspeed and altimeter systems to allow less vertical separation between flying airplanes (RVSM) and acquisition of the JET autopilot product line to support and replace aged electronic equipment in the classic fleet of Learjet airplanes; and in the 2010's, the acquisition of Butler Avionics to provide additional classic airplane support by retrofit of avionics from the past 40 years to modern state of the art equipment for sale worldwide using FAA supplemental type certification (STC).  Aerospace is preparing for the 2020's through the development and certification of ADS-B systems in support of the FAA "NextGen" update of the Air Traffic Control system in the United States and many other countries.

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

The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. Phase II expansion of the unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine acquisitions, and casino earnings. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and provided for up to 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). Boot Hill Casino acquired the naming rights to the City of Dodge City and Ford County owned conference center connected to the casino through the breezeway.  The conference center is now known as the Boot Hill Casino and Resort Conference Center. Boot Hill Casino now has approximately 650 gaming machines on the floor.

Results Overview

Our fiscal 2017 revenue increased 13% to $50.6 million compared to $44.8 million in fiscal 2016. In fiscal 2017 the Professional Services revenue increased 4%. There was an increase of 32% in the Aerospace Products revenue in fiscal 2017.

Our fiscal 2017 net income was $1,534 compared to net income of $24 in fiscal 2016. Earnings per share was $0.02 for fiscal 2017 compared to $0.00 in fiscal 2016. We continue focusing on our margin expansion initiatives, including efficiencies in our implementation and operational processes and controlling general and administrative expenses. The fiscal 2017 operating income was 7%, an increase from our margin of 2% in fiscal 2016.

RESULTS OF OPERATIONS

Fiscal 2017 compared to Fiscal 2016

(dollars in thousands)	2017	Percent of Total Revenue	2016	Percent of Total Revenue	Percent Change 2016-2017
Revenue:
Professional Services	$30,849	61%	$29,784	66%	4%
Aerospace Products	19,770	39%	15,010	34%	32%

Total revenues	50,619	100%	44,794	100%	13%

Costs and expenses:
Cost of Professional Services	19,126	38%	17,872	40%	7%
Cost of Aerospace Products	14,547	29%	12,173	27%	20%
Marketing and advertising	4,276	8%	4,562	10%	-6%
Employee benefits	1,972	4%	1,889	4%	4%
Depreciation and amortization	1,985	4%	2,174	5%	-9%
General, administrative and other	5,213	10%	5,502	12%	-5%

Total costs and expenses	47,119	93%	44,172	98%	7%
Operating income	$3,500	7%	$622	2%	463%

Revenue:

Revenue increased 13% to $50.6 million in fiscal 2017, compared to $44.8 million in fiscal 2016. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design ("BCS"). Revenue from Professional Services increased 4% to $30.8 million in fiscal 2017 compared to $29.8 million in fiscal 2016.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 32% to $19.8 million in fiscal 2017 compared to $15.0 million in fiscal 2016.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 7% in fiscal 2017 to $47.1 million compared to $44.2 million in fiscal 2016. Costs and expenses were 93% of total revenue in fiscal 2017, compared to 98% of total revenue in fiscal 2016.

Marketing and advertising expenses as a percent of total revenue was 8% in fiscal 2017, as compared to 10% in fiscal 2016. These expenses decreased 6% to $4.3 million in fiscal 2017, from $4.6 million in fiscal 2016. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in fiscal 2017, compared to 4% in fiscal 2016. These expenses increased 4% to $2.0 million in fiscal 2017, from $1.9 million in fiscal 2016. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization as a percent of total revenue was 4% in fiscal 2017, compared to 5% in fiscal 2016. These expenses decreased 9% to $2.0 million in fiscal 2017, from $2.2 million in fiscal 2016. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for fiscal 2017 was $1.4 million compared to $1.4 million in fiscal 2016.

General, administrative and other expenses as a percent of total revenue was 10% in fiscal 2017, compared to 12% in fiscal 2016. These expenses decreased 5% to $5.2 million in fiscal 2017, from $5.5 million in fiscal 2016.

Other income (expense):

Interest and other expenses were $419 in fiscal 2017 compared with interest and other expenses of $450 in fiscal 2016, a decrease of $31, from fiscal 2016 to fiscal 2017. In fiscal year 2016, a gain on the sale of an aircraft was recognized in the amount of $732.

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

The following table presents a summary of our operating segment information for fiscal years 2017 and 2016:

(dollars in thousands)	2017	Percent of Revenue	2016	Percent of Revenue	Percent Change 2016-2017
Professional Services
Revenue
Boot Hill Casino	$30,269	98%	$29,143	98%	4%
Management/Professional Services	580	2%	641	2%	-10%
Revenue	30,849	100%	29,784	100%	4%

Costs of Professional Services	19,126	62%	17,872	60%	7%
Expenses	10,101	33%	10,315	35%	-2%
Total costs and expenses	29,227	95%	28,187	95%	4%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$1,622	5%	$1,597	5%	2%

(dollars in thousands)	2017	Percent of Revenue	2016	Percent of Revenue	Percent Change 2016-2017

Aerospace Products
Revenue	$19,770	100%	$15,010	100%	32%

Costs of Aerospace Products	14,547	74%	12,173	81%	20%
Expenses	3,345	17%	3,812	25%	-12%
Total costs and expenses	17,892	91%	15,985	106%	12%

Aerospace Products operating income (loss)	$1,878	9%	$-975	-6

Professional Services

●

Revenue from Professional Services increased 4% to $30.8 million in fiscal 2017 from $29.8 million in fiscal 2016. The increase in Professional Services revenue was driven primarily by an increased revenue in gaming activities of $861.

In fiscal 2017 Boot Hill Casino received gross receipts for the State of Kansas of $40.2 million compared to $39.3 million in fiscal 2016. Mandated fees, taxes and distributions reduced gross receipts by $13.4 million resulting in gaming revenue of $26.8 million in fiscal 2017 compared to $25.9 million in fiscal 2016, an increase of 3%.  Non-gaming revenue at Boot Hill Casino increased to $3.5 million in fiscal 2017 compared to $3.2 million in fiscal 2016.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino decreased 10% to $580 in fiscal 2017 compared to $641 in fiscal 2016.

●

Costs increased 7% in fiscal 2017 to $19.1 million compared to $17.9 million in fiscal 2016. Costs were 62% of segment total revenue in fiscal 2017, compared to 60% of segment total revenue in fiscal 2016.

●

Expenses decreased 2% in fiscal 2017 to $10.1 million compared to $10.3 million in fiscal 2016. Expenses were 33% of segment total revenue in fiscal 2017, compared to 35% of segment total revenue in fiscal 2016.

Aerospace Products

●

Revenue increased 32% to $19.8 million in fiscal 2017 compared to $15.0 million in fiscal 2016. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs increased 20% to $14.5 million in fiscal 2017 compared to $12.2 million in fiscal 2016. Costs were 74% of segment total revenue in fiscal 2017, compared to 81% of segment total revenue in fiscal 2016.

●

Expenses decreased 12% in fiscal 2017 to $3.3 million compared to $3.8 million in fiscal 2016. Expenses were 17% of segment total revenue in fiscal 2017, compared to 25% of segment total revenue in fiscal 2016.

Liquidity and Capital Resources (in thousands)

At April 30, 2017, the Company was utilizing promissory note in the form of a line of credit totaling $5.0 million. The unused line at April 30, 2017 was $2.4 million. During the current year these funds were primarily used for the purchase of inventory and aircraft modification STC development for the modifications and avionics operations.

The line of credit is due on demand and is collateralized by a first and second position on all assets of the Company.

At April 30, 2017, there were two notes collateralized by aircraft security agreements totaling $458. These notes were used for the purchase and modification of these collateralized aircraft.

There are three notes at a bank totaling $567 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for these notes is March 2019.

At April 30, 2017, there is one note for equipment with a balance of $98. This note matures in April 2022.

One note for $276 remains for real estate purchased in Dodge City, Kansas.  This note matures in June 2019.

BHCMC arranged to acquire additional gaming machines for ownership by the Kansas Lottery. The balance of these financed payables is $685.

There is one note at a bank totaling $3.6 million. The proceeds were used primarily to pay off obligations with BHCI (a non-controlling owner of BHCMC, LLC). This note matures in May 2020.

We are not in default of any of our notes as of April 30, 2017 or July 14, 2017.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2017 and beyond.

Analysis and Discussion of Cash Flow

During fiscal 2017 our cash position decreased by $992. Net income was $2.3 million. Cash flows from operating activities provided $6.0 million. Non-cash activities consisting of depreciation and amortization contributed $3.4 million, 401(k) stock issues contributed $251, stock issued to directors contributed $25, and deferred income taxes contributed $179. Accounts receivable decreased our cash position by $2.5 million. Inventories increased our cash position by $1.1 million. Customer deposits, accrued liabilities, and gaming facility mandated payments increased our cash position by $1.4 million. Prepaid expenses decreased our cash by $66, while a decrease in accounts payable decreased our cash by an additional $99.

Cash used in investing activities was $3.2 million. We invested $176 to enhance an aircraft, $669 towards STCs, $1.1 million on a building, and $1.3 million on equipment purchases.

Cash used in financing activities was $3.8 million. We reduced our debt by $2.0 million while reducing our line of credit $1.4 million. We distributed $360 to our non-controlling member.

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

In regard to warranties and returns, our products are special order and are not suitable for return. Our products are unique upon installation and tested prior to their release to the customer and acceptance by the customer. In the rare event of a warranty claim, the claim is processed through the normal course of business and may include additional charges to the customer. In our opinion, any future warranty work would not be material to the financial statements.

Gaming revenue is the gross gaming win as reported by the Kansas Lottery casino reporting systems, less the mandated payments by and for the State of Kansas. Electronic games-slots and table games revenue is the aggregate of gaming wins and losses. Liabilities are recognized for chips and "ticket-in, ticket-out" coupons in the customers' possession, and for accruals related to anticipated payout of progressive jackpots. Progressive gaming machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are deducted from revenue as the value of jackpots increase. Food, beverage, and other revenue is recorded when the service is received and paid for.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. Significant estimates include assumptions about collection of accounts receivable, the valuation, and recognition of stock-based compensation expense, valuation for deferred tax assets and useful life of fixed assets.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2017. From fiscal year 2016 to fiscal year 2017 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate labor rates, fuel costs and possibly interest rates to rise in fiscal 2018 and 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations:

Tabular Disclosure of Contractual Obligations

Payments Due By Period
(Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	2 Years FY 2019	3 Years FY 2020	4 Years FY 2021	5 Years FY 2022	Thereafter

Long-term debt	$5,644	$2,297	$1,612	$1,589	$124	$22	$-

Operating rent obligations	230	175	40	8	7	-	-

BHCR Facility rent obligations	93,025	4,841	4,889	4,938	4,987	5,037	68,333

Promissory notes	2,604	2,604	-	-	-	-	-

TOTAL	$101,503	$9,917	$6,541	$6,535	$5,118	$5,059	$68,333

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

Expected Maturity Date
(Dollars in thousands)

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Assets
Note receivable:	$-	$-	$-	$-	$-	$-	$-	$-
Variable rate
Average interest rate	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Liabilities
Promissory notes	$2,604	$-	$-	$-	$-	$-	$2,604	$2,604
Long-term debt:	$2,297	$1,612	$1,589	$124	$22	$-	$5,644	$5.644
Variable rate
Average interest rate	4.2%	5.0%	5.1%	4.7%	4.5%	N/A	4.5%	4.5%

Interest Payments
Est. interest payments:	$246	$126	$48	$4	$1	$-	$425

Scheduled interest payments are calculated on a fixed rate basis, if known, and the remaining interest will be calculated on the average current rate, including imputed interest calculations at 6%.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant are set forth on pages 40 through 53 of this report.

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

In connection with the preparation of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2017.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2017.

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

Changes in Internal Control Over Financial Reporting: In our opinion, there were no material changes in the Company internal controls over financial reporting during the three months ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Name of Director, Age and Term	Served Since	Principal Occupation for Last Five Years and Other Directorships
Clark D. Stewart (77) Up for re-election at fiscal year end 2018	1989	President of the Company from September 1, 1989 to present.

R. Warren Wagoner (65) Up for re-election at fiscal year end 2018	1986	Chairman of the Board of Directors of the Company since August 30, 1989. Employee chairman until October 2013.

David B. Hayden (71) Up for re-election at fiscal year end 2017	1996	Co-owner and President of Kings Avionics, Inc. since 1974 prior to its acquisition in 2010. Director since 1996. Consultant since 2011.

Michael J. Tamburelli (54) Up for re-election at fiscal year end 2017	2010

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

Bradley K. Hoffman (43) Up for re-election at fiscal year end 2019	2010	Vice President – Corporate Strategy of ISG Technology, Inc. since 2005. Director since 2010.

The executive officers of the Company are elected each year at the annual meeting of the Board of Directors held in conjunction with the annual meeting of stockholders and at special meetings held during the year. The executive officers are as follows:

Name	Age	Position
Clark D. Stewart	77	President and Chief Executive Officer
Craig D. Stewart	43	Vice President
Christopher J. Reedy	51	Vice President and Secretary
Tad M. McMahon	50	Chief Financial Officer

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

Tad M. McMahon worked in public accounting as an auditor with KPMG, LLP and Grant Thornton, LLP from 1993 to 2000 focusing on manufacturing clients. Mr. McMahon worked in private industry from April 2000 to August 2008 when he joined the Company. Mr. McMahon became Chief Financial Officer in March 2017.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the SEC and NASDAQ.  Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during fiscal 2017, all its executive officers, directors and greater-than-10% beneficial owners complied with the Section 16(a) filing requirements.

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

Audit Committee and Audit Committee Financial Expert of the Company

The current members of the Audit Committee are Mr. David B. Hayden (a non-employee consultant), Mr. Bradley K. Hoffman, and Mr. R. Warren Wagoner. Mr. Hoffman and Mr. Wagoner are independent members under the Nasdaq listing standards. The Audit Committee met five times during fiscal year 2017, excluding actions by unanimous written consent.

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

Audit Committee Report

The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors and oversees the entire audit function including the selection of independent registered public accounting firm. Management has the primary responsibility for the consolidated financial statements and the financial reporting process including internal control over financial reporting and the Company's legal and regulatory compliance. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed with management the audited consolidated financial statements for the year ended April 30, 2017 including a discussion of the acceptability and quality of the accounting principles, the reasonableness of significant accounting judgments and critical accounting policies and estimates, the clarity of disclosures in the consolidated financial statements, and management's assessment and report on internal control over financial reporting. The Audit Committee also discussed with the Chief Executive Officer and Chief Financial Officer their respective certifications with respect to the Company's Annual Report on Form 10-K for the year ended April 30, 2017.

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

Members of the Audit Committee rely without independent verification on the information provided to them and on the representations made by management and the independent registered public accounting firm. In reliance on the reviews and discussions with management and with the independent registered public accounting firm referred to above and the receipt of an unqualified opinion from RBSM, LLP dated July 21, 2017 regarding the audited consolidated financial statements of the Company for the year ended April 30, 2017, the Audit Committee recommended to the Board of Directors (and the Board approved) that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended April 30, 2017 for filing with the Securities and Exchange Commission.

The Audit Committee report is submitted by:

David B. Hayden, Bradley K. Hoffman and R. Warren Wagoner

Item 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS:

Our compensation programs are designed to support our business goals and promote both short-term and long-term growth. This section of the Annual Report on Form 10-K explains how our compensation programs are designed and operate in practice with respect to our listed officers. Our listed officers are the CEO, CFO, Chairman of the Board and two Vice Presidents. There are only five executive officers of Butler National Corporation. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2017 and 2016.

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

Determining Executive Compensation

The Compensation Committee reviews and determines the compensation for Butler National executive officers. The Compensation Committee process for determining compensation includes a review of Butler National executive compensation and practices, and an analysis, for each Butler National executive officer, of all elements of compensation. In conducting an annual performance review and determining appropriate compensation levels, the Compensation Committee meets and deliberates outside the presence of the executive officers. In determining base salary, the Compensation Committee reviews company and individual performance information.

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

Base Salary

The Compensation Committee establishes executive officers' base salaries at levels that it believes are reasonable for comparable positions. When the Compensation Committee determines the executive officers' base salaries during the first quarter of the year, the Compensation Committee takes into account each officer's role and level of responsibility at the company. In general, executive officers with the highest level and amount of responsibility have received the highest base salaries. The Compensation Committee met in February 2017. They considered the current economic conditions and determined any compensation changes to be made in fiscal 2018.

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

Grant Date Fair Value of Stock Option Awards

At April 30, 2017, we had no outstanding stock options.  There were 7,262,064 outstanding stock options that were issued on December 31, 2010, all of which expired on December 31, 2015.  No options were granted to any named executive officer in the last fiscal year.

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

Performance Measures and Decision-Making Process for Fiscal Year 2017

The Compensation Committee set base salaries for executive officers for fiscal 2017 in February 2016.

The performance measures used by the Compensation Committee in determining executive compensation for fiscal year 2017 were:

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

The CEO provided the entire Board of Directors with an assessment of his own performance with respect to the performance measures listed above, which the Board considered in its assessment of his performance for fiscal year 2016. The CEO reviewed the performance of the other executive officers (except the Chairman) with the Compensation Committee and made recommendations regarding the components of their compensation.

Before making its compensation decisions, the Compensation Committee discussed levels of compensation for the Chairman, the CEO and the other executive officers with the full Board of Directors in an executive session.

Determination of CEO and Executive Officer Compensation

In fiscal year 2016, Butler National Corporation did reach projected levels of revenue, profit from operations, operating margin and operating cash flow.

With regard to progress toward strategic goals, BNC improved its products and technology positions and strengthened its relationships with customers.

Taking into account Company performance, both absolute and relative to competition and the executive officers' contribution to that performance, the Compensation Committee set its targeted compensation levels so as to be commensurate with that relative performance. The Compensation Committee made the following determinations for fiscal year 2017 with respect to each component of compensation for the CEO and his existing contract and the other executive officers:

Base Salary - In keeping with its strategy, the Compensation Committee base salary decisions for fiscal year 2017 were generally intended to provide salaries somewhat lower than the median level of salaries for similarly situated executives of the comparator companies.

Long-Term Compensation - The Compensation Committee granted no equity compensation.

Compensation of the Chairman

The SEC rules require disclosure of the employee-chairman compensation. Beginning October 2013, Mr. Wagoner served only as Chairman. In making the determinations, the Compensation Committee considered his role as Chairman, his contribution to the Company performance and strategic direction, and the compensation of comparator companies.

Executive Compensation

SUMMARY

The following table below sets forth certain compensation information concerning the Chief Executive Officer and our three additional most highly compensated executive officers for the fiscal years ended April 30, 2017 and 2016. Our listed officers are the CEO, CFO, and two Vice Presidents. There are only five executive officers of Butler National Corporation. The "Executive Compensation" section presents compensation earned by the listed officers for fiscal years ending April 30, 2017 and 2016:

Summary Compensation Table

(dollars in thousands)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards and Stock Appreciation Rights ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(1)	Total ($)(2)
Clark D. Stewart, CEO	2017	498	---	---	---	---	---	40	538
President and Director	2016	469	---	---	---	---	---	52	521

Craig D. Stewart	2017	250	---	---	---	---	---	45	295
Vice President	2016	249	---	---	---	---	---	43	292

Christopher J. Reedy	2017	255	15	---	---	---	---	26	296
Vice President and	2016	256	15	---	---	---	---	24	295
Secretary

Tad M. McMahon	2017	200	---	---	---	---	---	35	235
Chief Financial Officer	2016	199	15	---	---	---	---	29	243

All Other Compensation (dollars in thousands):

Name	Year	Airplane and Automobile Usage ($)	Health Benefits ($)	Memberships ($)	Matching Contributions to 401(k) (3) ($)
Clark D. Stewart	2017	7	12	5	16
Craig D. Stewart	2017	---	21	9	15
Christopher J. Reedy	2017	---	7	3	16
Tad M. McMahon	2017	---	19	4	12

(1)	Includes the amounts in the "All Other Compensation" table.

(2)

All benefits are provided for in the tables, summaries, and footnotes above. We did not participate in any of the following transactions and such items are therefore not reported in table format: Equity Award Table, Pension Benefit Table, and Nonqualified Deferred Compensation Table.

(3)	Includes catch-up contribution made by the employee and matched by the Company.

OPTION GRANTS, EXERCISES AND HOLDINGS

At April 30, 2017, we had no outstanding stock options.  There were 7,262,064 outstanding stock options that were issued on December 31, 2010, all of which expired on December 31, 2015.

COMPENSATION OF DIRECTORS

Each non-officer director is entitled to a director's fee of $5 per quarter. The Chairman receives an additional $5 per quarter.

Director Compensation Table

(dollars in thousands)

Name of Director	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
R. Warren Wagoner	$30	$--	$10	$40
David B. Hayden	15	--	5	20
Michael J. Tamburelli	15	--	5	20
Bradley K. Hoffman	15	--	5	20

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

On April 30, 2001, the Company extended the Employment Agreement through August 31, 2006 with Clark D. Stewart under the terms of which Mr. Stewart was employed as the President and Chief Executive Officer of the Company. On February 24, 2009 the Company extended the Employment Agreement with Mr. Stewart with the terms as currently provided including annual increases of 5% through December 31, 2022. In the event Mr. Stewart is terminated from employment with the Company other than "for cause," Mr. Stewart shall receive as severance pay an amount equal to the unpaid salary for the remainder of the term of the Employment Agreement. Mr. Stewart is also granted an automobile allowance of six hundred dollars per month which is reported by us as Salary Expense and to Mr. Stewart as Wages. Under the terms of the Employment Agreement with Mr. Stewart, the Company is obligated to pay company related expenses and salary. Included in accrued liabilities are $389 and $301 as of April 30, 2017, and 2016 respectively for amounts owed to our CEO for accrued compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors is comprised of Mr. Wagoner, Chairman of the Board, Mr. Tamburelli, Board member and Mr. Hoffman, Board member. None of the Committee members served as an officer or employee of the Company or a subsidiary of the Company. None of our executive officers currently serves, or served during fiscal 2017, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

In the normal course of business, we purchased business system components of $0 and $3 from ISG, the employer of Bradley Hoffman, a director of Butler National Corporation during fiscal 2017 and 2016 respectively.

We paid consulting fees of $135 and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2017 and 2016 respectively.

Included in accrued liabilities are $389 and $301 as of April 30, 2017, and 2016 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2017, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, Vice President, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $225, $295 and $188, respectively, for fiscal 2017, and $225, $292 and $188, respectively, for fiscal 2016.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, with respect to the Company common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company voting securities as of July 14, 2017.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Clark D. Stewart		3,641,624	5.6%
19920 West 161st Street
Olathe, Kansas 66062

R. Warren Wagoner		4,140,897	6.3%
19920 West 161st Street
Olathe, Kansas 66062

Joseph P. Daly	(2)	6,572,000	10.1%
497 Circle Freeway
Cincinnati, OH 45246

(1)

Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power. The beneficial ownership includes the shares held in the Butler National 401(k) Profit Sharing Plan for the benefit of the individual.

(2)	The number of shares is from Mr. Daly’s Form 4 filing on April 11, 2017.

The following table sets forth as of April 30, 2017, with respect to the Company common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group, as of April 30, 2017.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Clark D. Stewart	3,641,624	5.6%
R. Warren Wagoner	4,140,897	6.3%
Craig D. Stewart	1,482,077	2.3%
Christopher J. Reedy	1,177,986	1.8%
Tad M. McMahon	472,992	0.7%
David B. Hayden	1,381,177	2.1%
Bradley K. Hoffman	23,952	0.0%
Michael J. Tamburelli	23,952	0.0%

All Directors and Executive Officers as a Group (8 persons)	12,344,657	18.9%

(1)	Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct and beneficial ownership as shown in the table arises from sole voting power and sole investment power.

In November 2016, the shareholders approved and adopted the Butler National Corporation 2016 Equity Incentive Plan. No equity awards have been made under the plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

R. Warren Wagoner, Michael J. Tamburelli, and Bradley K. Hoffman are independent Directors under the Nasdaq listing standards.

In the normal course of business, we purchased business system components of $0 and $3 from ISG, the employer of Bradley Hoffman, a director of Butler National Corporation during fiscal 2017 and 2016 respectively.

We paid consulting fees of $135 and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2017 and 2016 respectively.

Included in accrued liabilities are $389 and $301 as of April 30, 2017, and 2016 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2017, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, Vice President, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $225, $295 and $188, respectively, for fiscal 2017, and $225, $292 and $188, respectively, for fiscal 2016.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fee Type	Fiscal 2017	Fiscal 2016
Audit fees (a)	$131	$136
Audit related fees (b)	14	-
Tax fees (c)	-	-
All other fees (d)	-	-
Total	$145	$136

(a)	Includes fees billed for professional services rendered in connection with the audit of the annual financial statements and for the review of the quarterly financial statements.

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

The Audit Committee has adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to the Company by its independent auditor. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by RBSM, LLP for fiscal 2018. Each year stockholders are asked to affirm the selection of the auditor by a vote requested in the proxy.

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

4.1

The Shareholder Rights Agreement between Butler National Corporation and UMB Bank, N.A. as Rights Agent, dated August 2, 2011, incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form 8-A dated August 2, 2011, and as refiled as Exhibit 4.1 to the Company's Form 10-Q for the period ended October 31, 2016.

10.1	Employment Agreement between the Company and Clark D. Stewart dated March 17, 1994, as amended March 8, 2011.*

10.2	Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated December 12, 1996, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended October 31, 2012.

10.3

First Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated April 30, 2003, incorporated by reference to Exhibit 10.2 of our Form 10-Q for the period ended October 31, 2012.

10.4

Second Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated November 30, 2006, incorporated by reference to Exhibit 10.3 of our Form 10-Q for the period ended October 31, 2012.

10.5

Third Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated October 19, 2009, incorporated by reference to Exhibit 10.4 or our Form 10-Q for the period ended October 31, 2012.

10.6

Fourth Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated September 22, 2011, incorporated by reference to Exhibit 10.5 of our Form 10-Q for the period ended October 31, 2012.

10.7

Lottery Gaming Facility Management Contract between the State of Kansas and Butler National Service Corporation, approved by the Kansas Racing and Gaming Commission on December 8, 2008, incorporated by reference to Exhibit 10.6 of our Form 10-Q for the period ended October 31, 2012.

10.8

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

10.10

Lease between BHCMC, LLC as tenant and BHC Investment Company, L.C. as landlord, dated August 24, 2012, incorporated by reference to Exhibit 10.9 of our Form 10-Q for the period ended October 31, 2012.

10.11	Lease between Butler National Service Corporation and BHC Development, L.C., dated April 30, 2009, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended January 31, 2013.

10.12	Legal Description Lot 1 in future replat of Mariah Center, incorporated by reference to Exhibit 10.2 of our Form 10-Q for the period ended January 31, 2013.

10.13	Legal Description Lot 2 in a future replat of Mariah Center, incorporated by reference to Exhibit 10.3 of our Form 10-Q for the period ended January 31, 2013.

10.14	Bill of Sale, dated April 30, 2013, by and among Butler National Services, Inc. and Beadle Enterprises LLC, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 2, 2013.

10.15	Promissory Note, dated April 29, 2015, by and among BHCMC, L.L.C. and KS StateBank, incorporated by reference to Exhibit 10.23 of our Form 10-K filed on July 29, 2015.

10.16	Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed September 29, 2016.

14	Standards of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Company's Form 10-K for the year ended April 30, 2008.

21	List of Subsidiaries.

23.1	Consent of Independent Public Accountants RBSM, LLP.
31.1	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Reform Act of 1995.

101

The following financial information from the Company's Annual Report on Form 10-K for the year ended April 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) includes; (i) Consolidated Balance Sheets as of April 30, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended April 30, 2017 and 2016; (iii) Consolidated Statements of Stockholders' Equity for the years ended April 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended April 30, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

* Relates to management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 21, 2017

BUTLER NATIONAL CORPORATION

/s/ Clark D. Stewart

Clark D. Stewart, President

and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Clark D. Stewart	President, Chief Executive Officer and Director	July 21, 2017
Clark D. Stewart	(Principal Executive Officer)

/s/ Tad M. McMahon	Chief Financial Officer	July 21, 2017
Tad M. McMahon	(Principal Accounting Officer)

/s/ R. Warren Wagoner	Chairman of the Board and Director	July 21, 2017
R. Warren Wagoner

/s/ David B. Hayden	Director	July 21, 2017
David B. Hayden

/s/ Michael J. Tamburelli	Director	July 21, 2017
Michael J. Tamburelli

/s/ Bradley K. Hoffman	Director	July 21, 2017
Bradley K. Hoffman

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

Butler National Corporation

Olathe, Kansas

We have audited the accompanying consolidated balance sheets of Butler National Corporation (the "Company") as of April 30, 2017 and 2016 and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years in the period ended April 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated balance sheets of Butler National Corporation as of April 30, 2017 and 2016 and the consolidated results of its operations, stockholders' equity, and cash flows for the two years in the period ended April 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, NY

July 21, 2017

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF April 30, 2017 AND 2016

(in thousands, except per share data)

	April 30, 2017	April 30, 2016
ASSETS
CURRENT ASSETS:
Cash	$6,389	$7,381
Accounts receivable, net of allowance for doubtful accounts	4,095	1,574
Inventories
Parts and raw materials	5,644	6,339
Work in process	1,174	1,349
Finished goods	39	275
Total inventory, net of allowance	6,857	7,963
Prepaid expenses and other current assets	994	873
Total current assets	18,335	17,791

PROPERTY, PLANT AND EQUIPMENT:
Land and building	5,132	4,081
Aircraft	5,888	5,712
Machinery and equipment	3,639	3,630
Office furniture and fixtures	6,497	5,637
Leasehold improvements	4,032	4,032
	25,188	23,092
Accumulated depreciation	(14,506)	(13,218)
Total property, plant and equipment	10,682	9,874

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $4,345 at April 30, 2017 and $3,549 at April 30, 2016)	6,354	6,481

OTHER ASSETS:
Deferred tax asset	925	1,104
Other assets (net of accumulated amortization of $6,904 at April 30, 2017 and $5,579 at April 30, 2016)	6,482	7,447
Total other assets	7,407	8,551
Total assets	$42,778	$42,697

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$2,604	$3,988
Current maturities of long-term debt	2,297	2,464
Accounts payable	1,919	2,018
Customer deposits	892	258
Gaming facility mandated payment	1,227	1,206
Compensation and compensated absences	1,478	1,322
Income tax payable	589	-
Other current liabilities	129	125
Total current liabilities	11,135	11,381

LONG-TERM DEBT, NET OF CURRENT MATURITIES:	3,347	5,218
Total liabilities	14,482	16,599

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5:
Authorized 50,000,000 shares, all classes
Designated Classes A and B 200,000 shares
$100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 65,273,896 shares, and outstanding 64,543,550 shares at April 30, 2017 and issued 64,066,873 shares, and outstanding 63,466,873 shares at April 30, 2016	652	640
Capital contributed in excess of par	13,980	13,716
Treasury stock at cost, 730,346 shares at April 30, 2017 and 600,000 shares at April 30, 2016	(764)	(732)
Retained earnings	9,719	8,185
Total Butler National Corporation's stockholders' equity	23,587	21,809
Noncontrolling interest in BHCMC, LLC	4,709	4,289
Total stockholders' equity	28,296	26,098
Total liabilities and stockholders' equity	$42,778	$42,697

The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED April 30, 2017 AND 2016

(in thousands, except per share data)

	2017	2016
REVENUES:
Professional services	$30,849	$29,784
Aerospace products	19,770	15,010
Total revenues	50,619	44,794

COSTS AND EXPENSES:
Cost of professional services	19,126	17,872
Cost of aerospace products	14,547	12,173
Marketing and advertising	4,276	4,562
Employee benefits	1,972	1,889
Depreciation and amortization	1,985	2,174
General, administrative and other	5,213	5,502
Total costs and expenses	47,119	44,172

OPERATING INCOME	3,500	622

OTHER INCOME (EXPENSE):
Interest expense	(403)	(471)
Other income (expense), net	(16)	21
Gain on sale and disposal of assets	1	736
Total other income (expense)	(418)	286

INCOME BEFORE INCOME TAXES	3,082	908

PROVISION FOR INCOME TAXES
Provision for income taxes	589	-
Deferred income tax	179	93
NET INCOME	2,314	815

Net income attributable to noncontrolling interest in BHCMC, LLC	(780)	(791)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$1,534	$24

BASIC EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$.02	$.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,455,883	62,263,404

DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$.02	$.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,455,883	62,263,404

The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED April 30, 2017 AND 2016

(dollars in thousands)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total S/H Equity BNC	Non controlling Interest in BHCMC	Total S/H Equity
Balance, April 30, 2015	62,860,098	$628	$13,487	600,000	$(732)	$8,161	$21,544	$3,858	$25,402

Issuance of stock benefit plan	1,206,775	12	229	-	-	-	241	-	241

BHCMC distribution noncontrolling members	-	-	-	-	-	-	-	(360)	(360)

Net Income	-	-	-	-	-	24	24	791	815

Balance, April 30, 2016	64,066,873	640	13,716	600,000	(732)	8,185	21,809	4,289	26,098

Issuance of stock benefit plan	1,087,264	11	240	-	-	-	251	-	251

Stock issued as director fees	119,759	1	24	-	-	-	25	-	25

Stock repurchase	-	-	-	130,346	(32)	-	(32)	-	(32)

BHCMC distribution noncontrolling members	-	-	-	-	-	-	-	(360)	(360)

Net Income	-	-	-	-	-	1,534	1,534	780	2,314

Balance, April 30, 2017	65,273,896	$652	$13,980	730,346	$(764)	$9,719	$23,587	$4,709	$28,296

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED April 30, 2017 AND 2016

(dollars in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,314	$815
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,409	3,761
Stock issued for benefit plan	251	241
Stock issued to directors	25	-
Gain and loss on disposal of assets	(1)	(736)
Deferred income tax expense	179	93

Changes in operating assets and liabilities
Accounts receivable	(2,521)	(630)
Inventories	1106	(926)
Prepaid expenses and other assets	(66)	274
Accounts payable	(99)	144
Customer deposits	634	(579)
Accrued liabilities	745	28
Gaming facility mandated payment	21	(93)
Other liabilities	4	25
Net cash provided by operating activities	6,001	2,417

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,180)	(2,757)
Proceeds from sale and disposal of assets	1	1,008
Net cash used in investing activities	(3,179)	(1,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings promissory notes, net	(1,384)	2,478
Borrowings of long-term debt	513	941
Repayments of long-term debt	(2,551)	(2,541)
Repurchase of common stock	(32)	-
Distribution to noncontrolling member	(360)	(360)
Net cash provided by (used in ) financing activities	(3,814)	518

NET INCREASE (DECREASE) IN CASH	(992)	1,186

CASH, beginning of year	7,381	6,195

CASH, end of year	$6,389	$7,381

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$405	$471
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITY
None	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.	NATURE OF OPERATIONS, ORGANIZATIONAND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned active subsidiaries, Avcon Industries, Inc., AVT Corporation, BCS Design, Inc., Butler National Services, Inc., Butler National Service Corporation, Butler National Corporation-Tempe, Butler Avionics, Inc., Butler National, Inc., Butler Temporary Services, Inc., Kansas International Corporation, Kansas International DDC, LLC, Wild West Heritage Foundation, Inc., and a majority owned subsidiary, BHCMC, LLC (collectively, The Company). All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year end of the Company is April 30.

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

SIGNIFICANT ACCOUNTING POLICIES:

a)

Accounts receivable: Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Allowance for doubtful accounts are calculated on the historical write-off of doubtful accounts of the individual subsidiaries. Invoices are generally considered a doubtful account if no payment has been made in the past 90 days. We review these policies on a quarterly basis, and based on these reviews, we believe we maintain adequate reserves. At April 30, 2017 and 2016, the allowance for doubtful accounts was $112 and $81 respectively.

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

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At April 30, 2017 and 2016, the estimate of obsolete inventory was $1,177 and $1,161 respectively.

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

f)

Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $5,012 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417, and miscellaneous other assets of $1,457.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024.  There is no assurance of the Management Contract renewal.  The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of fifteen years.

Other assets net values are as follows:

(dollars in thousands)	2017	2016

Privilege fee	$5,500	$5,500
Less amortized costs	2,256	1,833
Privilege fee balance	$3,244	$3,667

Intangible gaming equipment	$5,012	$4,576
Less amortized costs	3,782	2,974
Intangible gaming equipment balance	$1,230	$1,602

JET autopilot intellectual property	$1,417	$1,417
Less amortized costs	866	772
JET autopilot balance	$551	$645

g)

Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized over seven years. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. Consultant costs, as shown below, include costs of engineering, legal and aircraft specialists. STC capitalized costs are as follows:

(dollars in thousands)	2017	2016

Direct labor	$2,199	$2,044
Direct materials	2,866	2,638
Consultant costs	1,922	1,922
Overhead	3,712	3,426
	10,699	10,030
Less-amortized costs	4,345	3,549
STC balance	$6,354	$6,481

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

In regard to warranties and returns, our products are special order and are not suitable for return. Our products are unique upon installation and tested prior to their release to the customer and acceptance by the customer. In the rare event of a warranty claim, the claim is processed through the normal course of business and may include additional charges to the customer. In our opinion, any future warranty work would not be material to the financial statements.

Gaming revenue is the gross gaming win as reported by the Kansas Lottery casino reporting systems, less the mandated payments by and for the State of Kansas. Electronic games-slots and table games revenue is the aggregate of gaming wins and losses. Liabilities are recognized for chips and "ticket-in, ticket-out" coupons in the customers' possession, and for accruals related to anticipated payout of progressive jackpots. Progressive gaming machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are deducted from revenue as the value of jackpots increase. Food, beverage, and other revenue is recorded when the service is received and paid for.

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

k)	Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year.

The computation of the Company basic and diluted earnings per common share is as follows:

(in thousands, except per share data)	2017	2016

Net income attributable to Butler National Corporation	$1,534	$24
Weighted average common shares outstanding	63,455,883	62,263,404
Dilutive effect of non-qualified stock option plans	-	-
Weighted average common shares outstanding, assuming dilution	63,455,883	62,263,404
Potential common shares if all options were exercised and shares issued	63,455,883	62,263,404
Basic earnings per common share	$0.02	$0.00
Diluted earnings per common share	$0.02	$0.00

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

n)

Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2017 and 2016, we had $2,312 and $3,546, respectively in bank deposits that exceeded the federally insured limits.

o)

Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.

p)	Research and Development: We invested in research and development activities. The amount invested in the year ended April 30, 2017 and 2016 was $1,479 and $1,838 respectively.

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

2.	DEBT:

Principal amounts of debt at April 30, 2017 and 2016, consist of the following (in thousands):

Promissory Notes	2017	2016

Bank line of credit, available LOC $5.0 million interest at 3.4% due on demand, collateralized by a first and second position on all assets of the Company.	2,604	3,988
	$2,604	$3,988

Long-Term Debt
Note payable, interest at 6% paid off in 2017.	-	81

Note payable, interest at 6.25% due September 2017 collateralized by Aircraft Security Agreements.	46	150

Note payable, interest at 5.75% due January 2020 collateralized by Aircraft Security Agreements.	412	547

Note payable, interest at bank prime (3.36 % at April 30, 2017) due August 2019, collateralized by real estate.	128	192

Note payable, interest at bank prime (3.36% at April 30, 2017) due March 2019, collateralized by real estate.	132	198

Note payable, interest at bank prime (2.68% at April 30, 2017) due March 2019, collateralized by real estate.	307	468

Note payable, interest at 6.25%, due June 2019, collateralized by real estate.	276	291

Note payable, interest at 4.89% due May 2020, collateralized by all of BNSC's assets and compensation due under the State Management contract.	3,560	4,602

Notes payable, interest at 4.5%, due April 2022, collateralized by equipment.	98	-

Obligations of BHCMC, LLC due December 2017 and March 2018.	685	1,150

Other notes payable, paid off in 2017.	-	3

	5,644	7,682
Less: Current maturities	2,297	2,464
	$3,347	$5,218

Maturities of long-term debt are as follows:

Year Ending April 30	Amount
2018	$2,297
2019	1,612
2020	1,589
2021	124
2022	22
Thereafter	-
$5,644

Financial and Other Covenants

We are in compliance with our covenants at April 30, 2017.

3.	INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2017 and 2016 are as follows (in thousands):

	April 30, 2017	April 30, 2016
Deferred tax liabilities:
Depreciation	$-	$-

Deferred tax assets:
Depreciation	309	80
Accounts receivable allowance	43	31
Inventory and other allowances	467	859
Vacation accruals	106	93
NOL carryforward	-	41
Total gross deferred tax assets	925	1,104
Less valuation allowance	-	-
Net deferred tax assets	$925	$1,104

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	April 30, 2017	April 30, 2016
Statutory federal income tax rate (benefit) expense, net of noncontrolling interest	34.00%	34.00%
State income tax net of federal benefits	1.93%	0.00%
Permanent tax	1.70%	30.70%
Other	(4.30)%	14.75%
	33.33%	79.45%

Income tax expense:
Deferred income tax	$179	$93
Current income tax	589	-
Total income tax expense	$768	$93

Current income tax expense (benefit) of $589 and $0 are comprised of $550 and $0 in federal income tax and $39 and $0 in state income tax for the years ended April 30, 2017 and 2016, respectively.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its financial condition, results of operations or cashflow. Therefore, no reserve for uncertain income tax position, interest or penalties, have been recorded.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. Federal tax examinations for tax years beginning on May 1, 2012 and prior. There are no current tax examinations.

4.	STOCKHOLDERS' EQUITY:

Common Stock Transactions

During the year ended April 30, 2017, we issued 1,087,264 shares valued at $251 as the match to the Company 401(k) plan.

During the year ended April 30, 2016, we issued 1,206,775 shares valued at $241 as the match to the Company 401(k) plan.

5.	STOCK OPTIONS AND INCENTIVE PLANS

At April 30, 2017 we had no outstanding stock options.  There were 7,262,064 outstanding stock options that were issued on December 31, 2010, all of which expired on December 31, 2015.

In November 2016, the shareholders approved and adopted the Butler National Corporation 2016 Equity Incentive Plan. The maximum number of shares of common stock that may be issued under the Plan is 12.5 million. No equity awards have been made under the plan.

6.	STOCK REPURCHASE PROGRAM:

In December 2016, the Board of Directors approved a stock purchase program authorizing the repurchase of up to $500 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2018.

The table below provides information with respect to common stock purchases by the Company during the year ended April 30, 2017.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 2016	0	$0.00	0	$500
January 2017	49,920	$0.20	49,920	$490
April 2017	80,426	$0.27	80,426	$468
Total	130,346	$0.25	130,346
(a)	49,920 shares of common stock purchased were purchased through a private transaction

7.	COMMITMENTS AND CONTINGENCIES:

Lease and Rent Commitments (in thousands).

We lease and rent space with initial terms of (3) years, (5) years, ten (10) years, and twenty five (25) years. Total rental expense incurred for the years ended April 30, 2017 and 2016 was $5,180 and $5,117 respectively.

Minimum lease and rent agreement commitments under noncancellable operating leases and rental agreements for the next five (5) years are as follows:

Year Ending April 30	Amount
2018	$5,016
2019	4,929
2020	4,946
2021	4,995
2022	5,037
$24,923

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

In the normal course of business we purchased business system components of $0 and $3 from ISG, the employer of Bradley Hoffman, a director of Butler National Corporation during fiscal 2017 and 2016 respectively.

We paid consulting fees of $135 and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2017 and 2016 respectively.

Included in accrued liabilities are $389 and $301 as of April 30, 2017 and 2016 respectively for amounts owed to our CEO for accrued compensation.

Included in other assets at April 30, 2017 and 2016 is $780 owed to us by the noncontrolling company of BHCMC, LLC for costs incurred on their behalf.

In fiscal 2017, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, Vice President, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $225, $295 and $188, respectively, for fiscal 2017 and $225, $292, and $188, respectively, for fiscal 2016.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

9.	401(k) SAVINGS PLAN:

We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however there are only two entry dates per calendar year. The Plan may match subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6% of the employee's salary. Employees are 100 percent vested in the employer's contributions immediately. Our matching contribution, as approved by the Board of Directors was paid in common stock of the Company.  The contribution amount was valued at the market price of the stock contributed in 2017 and 2016 was approximately $251 and $241 respectively.

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

Year ended April 30, 2017	Professional Services	Aerospace Products	Consolidated
Total revenues	$30,849	$19,770	$50,619
Depreciation and amortization	1,423	562	1,985
Operating income	1,622	1,878	3,500
Capital expenditures, net	2,296	884	3,180
Interest expense	-	-	(403)
Other income (expense)	-	-	(16)
Income before taxes	-	-	3,082
Income tax expense	-	-	768
Net income attributable to Butler National Corporation	-	-	1,534
Identifiable assets, net	21,863	20,915	42,778

Year ended April 30, 2016	Professional Services	Aerospace Products	Consolidated
Total revenues	$29,784	$15,010	$44,794
Depreciation and amortization	1,390	784	2,174
Operating income (loss)	1,597	(975)	622
Capital expenditures, net	1,183	1,574	2,757
Interest expense	-	-	(471)
Other income (expense)	-	-	21
Income before taxes	-	-	908
Income tax expense	-	-	93
Net income attributable to Butler National Corporation	-	-	24
Identifiable assets, net	22,462	20,235	42,697

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	2017	2016
Aerospace Products – one customer	10.5%	N/A *
Professional Services	N/A *	N/A *

*Revenue represented less than 10% of consolidated revenue.

In fiscal 2017 the Company derived 25.2% of total sales from five Aerospace customers. The top customer provided 10.5% of total sales while the next top four customers ranged from 0.9% to 9.2%.

11.	FAIR VALUE MEASUREMENTS:

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Promissory notes	$-	$-	$2,604	$2,604
Long-term debt			5,644	5,644
	$-	$-	$8,248	$8,248

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2016 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Promissory notes	$-	$-	$3,988	$3,988
Long-term debt	-	-	7,682	7,682
	$-	$-	$11,670	$11,670

12.	SUBSEQUENT EVENTS:

The Company evaluated its April 30, 2017 consolidated financial statements for subsequent events through July 21, 2017, the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.