Form 10-Q
period 2017-07-31
BUTLER NATIONAL CORP
filed 2017-09-14
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________

FORM 10-Q

_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 8, 2017 was 64,543,550 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of July 31, 2017 and April 30, 2017

(in thousands except per share data)

	July 31, 2017	April 30, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,901	$6,389
Accounts receivable	3,781	4,095
Inventories
Raw materials	5,897	5,644
Work in process	1,126	1,174
Finished goods	52	39
Total inventory	7,075	6,857
Prepaid expenses and other current assets	1,214	994
Total current assets	17,971	18,335

PROPERTY, PLANT AND EQUIPMENT:
Land and building	5,197	5,132
Aircraft	5,888	5,888
Machinery and equipment	3,801	3,639
Office furniture and fixtures	6,563	6,497
Leasehold improvements	4,032	4,032
	25,481	25,188
Accumulated depreciation	(14,859)	(14,506)
Total property, plant and equipment	10,622	10,682

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $4,549 at July 31, 2017 and $4,345 at April 30, 2017)	6,367	6,354

OTHER ASSETS:
Deferred tax asset	925	925
Other assets (net of accumulated amortization of $7,241 at July 31, 2017 and $6,904 at April 30, 2017)	6,365	6,482
Total other assets	7,290	7,407
Total assets	$42,250	$42,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$2,528	$2,604
Current maturities of long-term debt	2,086	2,297
Accounts payable	1,854	1,919
Customer deposits	1,198	892
Gaming facility mandated payment	853	1,227
Compensation and compensated absences	1,147	1,478
Income tax payable	721	589
Other current liabilities	198	129
Total current liabilities	10,585	11,135

LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,944	3,347
Total liabilities	13,529	14,482

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 65,273,896 and outstanding 64,543,550 shares at July 31, 2017 and issued 65,273,896 and outstanding 64,543,550 shares at April 30, 2017	652	652
Capital contributed in excess of par	13,980	13,980
Treasury stock at cost, 730,346 shares	(764)	(764)
Retained earnings	9,957	9,719
Total stockholders' equity Butler National Corporation	23,825	23,587
Noncontrolling interest in BHCMC, LLC	4,896	4,709
Total stockholders' equity	28,721	28,296
Total liabilities and stockholders' equity	$42,250	$42,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2017 AND 2016

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED July 31,
	2017	2016
REVENUE:
Professional Services	$7,439	$7,483
Aerospace Products	4,210	3,906
Total revenue	11,649	11,389

COSTS AND EXPENSES:
Cost of Professional Services	4,834	4,520
Cost of Aerospace Products	3,033	2,871
Marketing and advertising	853	1,013
Employee benefits	476	475
Depreciation and amortization	482	507
General, administrative and other	1,325	1,292
Total costs and expenses	11,003	10,678

OPERATING INCOME	646	711

OTHER INCOME (EXPENSE):
Interest expense	(86)	(117)
Other income (expense), net	-	(20)
Total other expense	(86)	(137)

INCOME BEFORE INCOME TAXES	560	574

PROVISION FOR INCOME TAXES
Deferred income tax expense	-	126
Provision for income taxes	134	-

NET INCOME	426	448
Net income attributable to noncontrolling interest in BHCMC, LLC	(188)	(224)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$238	$224

BASIC EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,543,550	63,466,873

DILUTED EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,543,550	63,466,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2017 AND 2016

(in thousands)

(unaudited)

	THREE MONTHS ENDED July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$426	$448
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	894	882

Changes in assets and liabilities
Accounts receivable	314	(590)
Inventories	(218)	327
Prepaid expenses and other current assets	(220)	21
Deferred tax asset	-	126
Accounts payable	(66)	(244)
Customer deposits	306	(228)
Accrued liabilities	(199)	(78)
Gaming facility mandated payment	(374)	(402)
Other current liabilities	69	65
Net cash provided by operating activities	932	327

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(730)	(423)
Net cash used in investing activities	(730)	(423)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of promissory notes, net	(76)	45
Repayments of long-term debt	(614)	(663)
Distribution to non-controlling member	-	(360)
Net cash used in financing activities	(690)	(978)

NET DECREASE IN CASH	(488)	(1,074)

CASH, beginning of period	6,389	7,381

CASH, end of period	$5,901	$6,307

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$86	$117
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2017. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2017 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2018.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income Per Share: Butler National Corporation (“the Company”) follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings per share would be excluded. The number of potential common shares as of July 31, 2017 is 64,543,550.

3. Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of our products.

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At July 31, 2017 and April 30, 2017, the estimate of obsolete inventory was $1,177 and $1,177 respectively.

4. Research and Development: We invested

in research and development activities. The amount invested in the three months ended July 31, 2017 and 2016 was $398 and $299 respectively.

5. Debt: At July 31, 2017, the Company has a line of credit of up to $5.0 million. The unused line at July 31, 2017 was $2.5 million. These funds were primarily used for the purchase of inventories and aircraft modification Supplemental Type Certificate ("STC") development costs for modifications and avionics. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At July 31, 2017, there were two notes collateralized by aircraft security agreements totaling $395. These notes were used for the purchase and modifications of these collateralized aircraft and Butler Avionics, Inc.

There are three notes at a bank totaling $495 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for the notes is March 2019.

One note totaling $271 remains for real estate purchased in Dodge City, Kansas and matures in June 2019.

At July 31, 2017, there is one note for equipment with a balance of $94. This note matures in April 2022.

BHCMC arranged to acquire for ownership by the Kansas Lottery additional gaming machines. The balance of these financed payables is $484.

One note collateralized by all of the BNSC assets and compensation due under the State Management contract totals $3,291 and matures in May 2020. The proceeds were used primarily to retire obligations with BHCI (a non-controlling owner of BHCMC, LLC).

We are not in default of any of our notes as of July 31, 2017.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2018 and beyond.

6. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $5,232 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417 and miscellaneous other assets of $1,457.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024.  There is no assurance of the Management Contract renewal.  The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of 15 years.

7. Stock Options and Incentive Plans: At July 31, 2017 we had no outstanding stock options.

In November 2016, the shareholders approved and adopted the Butler National Corporation 2016 Equity Incentive Plan. The maximum number of shares of common stock that may be issued under the Plan is 12.5 million. No equity awards have been made under the plan.

8. Stock Repurchase Program

In December 2016, the Board of Directors approved a stock purchase program authorizing the repurchase of up to $500 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2018.

The table below provides information with respect to common stock purchases by the Company through July 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization		$0.00		$500
Quarter ended January 31, 2017 (a)	49,920	$0.20	49,920	$490
Quarter ended April 30, 2017	80,426	$0.27	80,426	$468
Quarter ended July 31, 2017	0	$0.00	0	$468
Total	130,346	$0.25	130,346
(a)	49,920 shares of common stock purchased were purchased through a private transaction

9. Subsequent Events:

The Company evaluated its July 31, 2017 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

ITEM 2.                                                                                                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

Forward-Looking Statements

Statements made in this report, filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in Item 1A. (Risk Factors) of this Quarterly Report on Form 10-Q, and Item 1A. (Risk Factors) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2017 and reference to the Cautionary Statements filed by us as Exhibit 99 to the most recent Annual Report on Form 10-K. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2017 and the Cautionary Statements filed by us as Exhibit 99 to this form, including the following factors:

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

●	litigation outcomes and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions and fines and taxation;

●	access to insurance on reasonable terms for our assets;

●	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations;

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

Our revenue is primarily derived from two very different business segments; Aerospace Products and Professional Services. These segments operate through various Butler National subsidiaries and affiliates listed in the Company's fiscal year 2017 annual report on Form 10-K.

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

Results Overview

The three months ending July 31, 2017 revenue increased 2% to $11.6 million compared to $11.4 million in the three months ending July 31, 2016. In the three months ending July 31, 2017 the professional services revenue was $7.4 million compared to $7.5 million in the three months ending July 31, 2016, a decrease of 1%. In the three months ending July 31, 2017 the Aerospace Products revenue was $4.2 million compared to $3.9 million in the three months ending July 31, 2016, an increase of 8%.

The three months ending July 31, 2017 net income increased to $238 compared to a net income of $224 in the three months ending July 31, 2016.  The three months ending July 31, 2017, operating income decreased to $646, from an operating income of $711 in the three months ending July 31, 2016.

RESULTS OF OPERATIONS

THREE MONTHS ENDING JULY 31, 2017 COMPARED TO THREE MONTHS ENDING JULY 31, 2016

(dollars in thousands)	Three Months Ended July 31, 2017	Percent of Total Revenue	Three Months Ended July 31, 2016	Percent of Total Revenue	Percent Change 2016-2017
Revenue:
Professional Services	$7,439	64%	$7,483	66%	-1%
Aerospace Products	4,210	36%	3,906	34%	8%
Total revenue	11,649	100%	11,389	100%	2%

Costs and expenses:
Costs of Professional Services	4,834	42%	4,520	40%	7%
Cost of Aerospace Products	3,033	26%	2,871	25%	6%
Marketing and advertising	853	7%	1,013	9%	-16%
Employee benefits	476	4%	475	4%	0%
Depreciation and amortization	482	4%	507	5%	-5%
General, administrative and other	1,325	11%	1,292	11%	3%
Total costs and expenses	11,003	94%	10,678	94%	3%
Operating income	$646	6%	$711	6%	-9%

Revenue:

Revenue increased 2% to $11.6 million in the three months ended July 31, 2017, compared to $11.4 million in the three months ended July 31, 2016. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services decreased 1% for the three months to $7.4 million at July 31, 2017 compared to $7.5 million in the three months ended July 31, 2016.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 8% for the three months to $4.2 million at July 31, 2017 compared to $3.9 million at July 31, 2016.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 3% in the three months ended July 31, 2017 to $11.0 million compared to $10.7 million in the three months ended July 31, 2016. Costs and expenses were 94% of total revenue in the three months ended July 31, 2017, as compared to 94% of total revenue in the three months ended July 31, 2016.

Costs of Professional Services increased 7% in the three months ended July 31, 2017 at $4.8 million compared to $4.5 million in the three months ended July 31, 2016. Costs were 42% of total revenue in the three months ended July 31, 2017, as compared to 40% of total revenue in the three months ended July 31, 2016.

Costs of Aerospace Products increased by 6% in the three months ended July 31, 2017 to $3.0 million compared to $2.9 million for the three months ended July 31, 2016. Costs were 26% of total revenue in the three months ended July 31, 2017, as compared to 25% of total revenue in the three months ended July 31, 2016.

Marketing and advertising expenses decreased by 7% in the three months ended July 31, 2017, to $853 compared to $1.0 million in the three months ended July 31, 2016. Expenses were 16% of total revenue in the three months ended July 31, 2017, as compared to 9% of total revenue in the three months ended July 31, 2016. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the three months ended July 31, 2017, compared to 4% in the three months ended July 31, 2016. These expenses remained constant at $476 in the three months ended July 31, 2017, from $475 in the three months ended July 31, 2016. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 4% in the three months ended July 31, 2017, compared to 5% in the three months ended July 31, 2016. These expenses decreased 5% to $482 in the three months ended July 31, 2017, from $507 in the three months ended July 31, 2016. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the three months ended July 31, 2017 was $351 compared to $347 in the three months ended July 31, 2016.

General, administrative and other expenses as a percent of total revenue was 11% in the three months ended July 31, 2017, compared to 11% in the three months ended July 31, 2016. These expenses increased 3% to $1.3 million in the three months ended July 31, 2017, from $1.3 million in the three months ended July 31, 2016.

Other income (expense):

Interest expense and other income were $86 in the three months ended July 31, 2017, compared with interest expense and other income of $137 in the three months ended July 31, 2016.  Interest related to obligations of BHCMC, LLC was $43 in the three months ended July 31, 2017 compared to $56 in the three months ended July 31, 2016.

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

The following table presents a summary of our operating segment information for the three months ended July 31, 2017 and July 31, 2016:

(dollars in thousands)	Three Months Ended July 31, 2017	Percent of Total Revenue	Three Months Ended July 31, 2016	Percent of Total Revenue	Percent Change 2016-2017
Professional Services
Revenue
Boot Hill Casino	$7,299	98%	$7,331	98%	0%
Management/Professional Services	140	2%	152	2%	-8%
Revenue	7,439	100%	7,483	100%	-1%

Costs of Professional Services	4,834	65%	4,520	60%	7%
Expenses	2,252	30%	2,518	34%	-11%
Total costs and expenses	7,086	95%	7,038	94%	1%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$353	5%	$445	6%	-21%

(dollars in thousands)	Three Months Ended July 31, 2017	Percent of Total Revenue	Three Months Ended July 31, 2016	Percent of Total Revenue	Percent Change 2016-2017
Aerospace Products
Revenue	$4,210	100%	$3,906	100%	8%

Costs of Aerospace Products	3,033	72%	2,871	73%	6%
Expenses	884	21%	769	20%	15%
Total costs and expenses	3,917	93%	3,640	93%	8%

Aerospace Products operating income	$293	7%	$266	7%	10%

Professional Services

●

Revenue from Professional Services decreased 1% for the three months ended July 31, 2017 to $7.4 million compared to $7.5 million for the three months ended July 31, 2016.

In the three months ended July 31, 2017 Boot Hill Casino received gross receipts for the State of Kansas of $9.7 million compared to $9.8 million for the three months ended July 31, 2016. Mandated fees, taxes and distributions reduced gross receipts by $3.3 million resulting in gaming revenue of $6.4 million for the three months ended July 31, 2017, compared to a reduction to gross receipts of $3.3 million resulting in gaming revenue of $6.5 million for the three months ended July 31, 2016.  Non-gaming revenue at Boot Hill Casino increased to $873 for the three months ended July 31, 2017, compared to $801 for the three months ended July 31, 2016.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 8% to $140 for the three months ended July 31, 2017, compared to $152 for the three months ended July 31, 2016.

●

Costs of Professional Services increased 7% in the three months ended July 31, 2017 at $4.8 million compared to $4.5 million in the three months ended July 31, 2016. Costs were 65% of segment total revenue in the three months ended July 31, 2017, as compared to 60% of segment total revenue in the three months ended July 31, 2016.

●

Expenses decreased 11% in the three months ended July 31, 2017 to $2.3 million compared to $2.5 million in the three months ended July 31, 2016. Expenses were 30% of segment total revenue in the three months ended July 31, 2017, as compared to 34% of segment total revenue in the three months ended July 31, 2016.

Aerospace Products

●

Revenue increased 8% to $4.2 million in the three months ended July 31, 2017, compared to $3.9 million in the three months ended July 31, 2016. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs of Aerospace Products increased by 6% in the three months ended July 31, 2017 to $3.0 million compared to $2.9 million for the three months ended July 31, 2016.  Costs were 72% of segment total revenue in the three months ended July 31, 2017, as compared to 73% of segment total revenue in the three months ended July 31, 2016.

●

Expenses increased 15% in the three months ended July 31, 2017 to $884 compared to $769 in the three months ended July 31, 2016.  Expenses were 21% of segment total revenue in the three months ended July 31, 2017, as compared to 20% of segment total revenue in the three months ended July 31, 2016.

Employees

Other than persons employed by our gaming subsidiaries there were 87 full time and 2 part time employees on July 31, 2017, compared to 81 full time and 4 part time employees on July 31, 2016. As of September 8, 2017, staffing is 88 full time and 2 part time employees. Our staffing at Boot Hill Casino & Resort on July 31, 2017 was 173 full time and 90 part time employees compared to 177 full time and 63 part time employees on July 31, 2016. At September 8, 2017 there are 170 full time and 84 part time employees. None of the employees are subject to any collective bargaining agreements.

Liquidity and Capital Resources

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2018 and beyond.

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

Analysis and Discussion of Cash Flow

During the three months ended July 31, 2017 our cash position decreased by $488. Net income was $426 for the three months ended July 31, 2017. Cash flows provided by operating activities was $932 for the three months ended July 31, 2017. Non-cash activities consisting of depreciation and amortization provided $894 million. Customer deposits increased our cash position by $306 while inventories decreased our cash position by $218. Accounts receivable increased our cash position by $314. Gaming facility mandated payments decreased our cash position by $374. Prepaid expenses and other assets decreased our cash by $220. A decrease in accounts payable and a decrease in accrued expenses and other current liabilities decreased our cash by an additional $196.

Cash used in investing activities was $730 for the three months ended July 31, 2017. We invested $65 in building additions, $382 to purchase equipment, $66 in furniture and fixtures and $217 to develop and enhance STCs.

Cash used in financing activities was $690 for the three months ended July 31, 2017. We made repayments on our debt of $614 and decreased promissory notes by $76.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2018. From fiscal year 2017 to fiscal year 2018 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2018 and 2019.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2017.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the three months ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of July 31, 2017, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.

There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K or to the Cautionary Statements filed by us as Exhibit 99 to the Form 10-K for the fiscal year ended April 30, 2017.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the first fiscal quarter of 2018.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
May 1, 2017 - May 31, 2017	-	$-	-	$468,000
June 1, 2017 - June 30, 2017	-	$-	-	$468,000
July 1, 2017 - July 31, 2017	-	$-	-	$468,000
Total	-	$-	-
(a) As announced on December 20, 2016, our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $500,000. The timing and amount of any share repurchases will be determined by Buter National's management based on market conditions and other factors. The program is currently authorized through May 1, 2018.

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

99

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2017.

101

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2017 and April 30, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

September 14, 2017	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

September 14, 2017	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2017.

101

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2017 and April 30, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.