Form 10-Q
period 2017-10-31
BUTLER NATIONAL CORP
filed 2017-12-15
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________

FORM 10-Q

_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 8, 2017 was 64,534,943 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 31, 2017 and April 30, 2017

(in thousands except per share data)

	October 31, 2017	April 30, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,392	$6,389
Accounts receivable	2,892	4,095
Inventories
Raw materials	6,046	5,644
Work in process	1,319	1,174
Finished goods	32	39
Total inventory	7,397	6,857
Prepaid expenses and other current assets	1,049	994
Total current assets	16,730	18,335

PROPERTY, PLANT AND EQUIPMENT:
Land and building	5,197	5,132
Aircraft	5,888	5,888
Machinery and equipment	3,829	3,639
Office furniture and fixtures	6,848	6,497
Leasehold improvements	4,032	4,032
	25,794	25,188
Accumulated depreciation	(15,230)	(14,506)
Total property, plant and equipment	10,564	10,682

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $4,754 at October 31, 2017 and $4,345 at April 30, 2017)	6,308	6,354

OTHER ASSETS:
Deferred tax asset	925	925
Other assets (net of accumulated amortization of $7,590 at October 31, 2017 and $6,904 at April 30, 2017)	6,018	6,482
Total other assets	6,943	7,407
Total assets	$40,545	$42,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$2,951	$2,604
Current maturities of long-term debt	1,884	2,297
Accounts payable	1,394	1,919
Customer deposits	368	892
Gaming facility mandated payment	1,160	1,227
Compensation and compensated absences	1,285	1,478
Income tax payable	160	589
Other current liabilities	259	129
Total current liabilities	9,461	11,135

LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,536	3,347
Total liabilities	11,997	14,482

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 65,273,896 and outstanding 64,534,943 shares at October 31, 2017 and issued 65,273,896 and outstanding 64,543,550 shares at April 30, 2017	652	652
Capital contributed in excess of par	13,980	13,980
Treasury stock at cost, 738,953 shares at October 31, 2017 and 730,346 at April 30, 2017	(767)	(764)
Retained earnings	10,041	9,719
Total stockholders' equity Butler National Corporation	23,906	23,587
Noncontrolling interest in BHCMC, LLC	4,642	4,709
Total stockholders' equity	28,548	28,296
Total liabilities and stockholders' equity	$40,545	$42,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED October 31,
	2017	2016
REVENUE:
Professional Services	$7,342	$7,722
Aerospace Products	3,814	5,091
Total revenue	11,156	12,813

COSTS AND EXPENSES:
Cost of Professional Services	4,763	4,649
Cost of Aerospace Products	2,800	3,698
Marketing and advertising	956	1,071
Employee benefits	459	438
Depreciation and amortization	500	507
General, administrative and other	1,361	1,286
Total costs and expenses	10,839	11,649

OPERATING INCOME	317	1,164

OTHER INCOME (EXPENSE):
Interest expense	(81)	(106)
Other income (expense), net	-	1
Total other expense	(81)	(105)

INCOME BEFORE INCOME TAXES	236	1,059

PROVISION FOR INCOME TAXES
Deferred income tax expense	-	292
Provision for income taxes	47	-

NET INCOME	189	767
Net income attributable to noncontrolling interest in BHCMC, LLC	(105)	(248)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$84	$519

BASIC EARNINGS PER COMMON SHARE	$0.00	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,542,699	63,466,873

DILUTED EARNINGS PER COMMON SHARE	$0.00	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,542,699	63,466,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 AND 2016

(in thousands, except per share data)

(unaudited)

	SIX MONTHS ENDED October 31,
	2017	2016
REVENUE:
Professional Services	$14,781	$15,206
Aerospace Products	8,024	8,996
Total revenue	22,805	24,202

COSTS AND EXPENSES:
Cost of Professional Services	9,596	9,169
Cost of Aerospace Products	5,833	6,569
Marketing and advertising	1,810	2,083
Employee benefits	935	914
Depreciation and amortization	982	1,014
General, administrative and other	2,686	2,578
Total costs and expenses	21,842	22,327

OPERATING INCOME	963	1,875

OTHER INCOME (EXPENSE):
Interest expense	(167)	(224)
Other income (expense), net	-	(18)
Total other expense	(167)	(242)

INCOME BEFORE INCOME TAXES	796	1,633

PROVISION FOR INCOME TAXES
Deferred income tax expense	-	418
Provision for income taxes	181	-

NET INCOME	615	1,215
Net income attributable to noncontrolling interest in BHCMC, LLC	(293)	(472)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$322	$743

BASIC EARNINGS PER COMMON SHARE	$0.00	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,543,127	63,466,873

DILUTED EARNINGS PER COMMON SHARE	$0.00	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,543,127	63,466,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 AND 2016

(in thousands)

(unaudited)

	SIX MONTHS ENDED October 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$615	$1,215
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,819	1,797

Changes in assets and liabilities
Accounts receivable	1,203	(1,654)
Inventories	(540)	356
Prepaid expenses and other current assets	(57)	(116)
Deferred tax asset	-	418
Accounts payable	(525)	(378)
Customer deposits	(524)	1,472
Accrued liabilities	(622)	(190)
Gaming facility mandated payment	(67)	(111)
Other current liabilities	130	117
Net cash provided by operating activities	1,432	2,926

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,189)	(911)
Net cash used in investing activities	(1,189)	(911)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of promissory notes, net	347	(1,230)
Repayments of long-term debt	(1,224)	(1,360)
Distribution to non-controlling member	(360)	(360)
Purchase of Treasury Stock	(3)	-
Net cash used in financing activities	(1,240)	(2,950)

NET DECREASE IN CASH	(997)	(935)

CASH, beginning of period	6,389	7,381

CASH, end of period	$5,392	$6,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$167	$225
Income taxes paid	$609	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2017. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2017 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2018.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations. Financial amounts are in thousands of dollars except per share amounts.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period and early adoption permitted for reporting periods beginning after December 15, 2016. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The provisions of this new guidance are effective as of the beginning of the Company’s first quarter of fiscal year 2019. The Company is currently evaluating the transition method to be used and the potential impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 requires expanded disclosures about the nature and terms of lease agreements and is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

2. Net Income Per Share: Butler National Corporation ("the Company”) follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings per share are excluded. The number of potential common shares as of October 31, 2017 is 64,534,943.

3. Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of our products.

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At October 31, 2017 and April 30, 2017, the estimate of obsolete inventory was $1,177 and $1,177 respectively.

4. Research and Development: We invested in research and development activities. The amount invested in the six months ended October 31, 2017 and 2016 was $720 and $717 respectively.

5. Debt: At October 31, 2017, the Company has a line of credit totaling $5,000. The unused line at October 31, 2017 was $2,049. These funds were primarily used for the purchase of inventories and aircraft modification Supplemental Type Certificate ("STC") development costs for modifications and avionics. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At October 31, 2017, there is one note collateralized by an aircraft security agreement with a balance of $342. This note was used for the purchase and modifications of collateralized aircraft.

There are three notes at a bank totaling $422 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for the notes is March 2019.

One note totaling $267 remains for real estate purchased in Dodge City, Kansas and matures in June 2019.

At October 31, 2017, there is one note for equipment with a balance of $88. This note matures in April 2022.

BHCMC arranged to acquire additional gaming machines for ownership by the Kansas Lottery. The balance of these financed payables is $282.

One note secured by all of the BNSC assets and compensation due under the State Management contract totals $3,019 and matures in May 2020. The proceeds were used primarily to retire obligations with BHCI (a non-controlling owner of BHCMC, LLC).

We are not in default of any of our notes as of October 31, 2017.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2018 and beyond.

6. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $5,232 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417 and miscellaneous other assets of $1,459.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024.  There is no assurance of the Management Contract renewal.  The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of 15 years.

7. Stock Options and Incentive Plans: At October 31, 2017 we had no outstanding stock options.

In November 2016, the shareholders approved and adopted the Butler National Corporation 2016 Equity Incentive Plan. The maximum number of shares of common stock that may be issued under the Plan is 12.5 million. No equity awards have been made under the plan.

8. Stock Repurchase Program

In December 2016, the Board of Directors approved a stock purchase program authorizing the repurchase of up to $500 of its common stock. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors. The program is currently authorized through May 1, 2018.

The table below provides information with respect to common stock purchases by the Company through October 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$500
Quarter ended January 31, 2017 (a)	49,920	$0.20	49,920	$490
Quarter ended April 30, 2017	80,426	$0.27	80,426	$468
Quarter ended July 31, 2017	0	$0.00	0	$468
Quarter ended October 31, 2017	8,607	$0.30	8,607	$465
Total	138,953	$0.25	138,953
(a)	49,920 shares of common stock purchased were purchased through a private transaction

9.  Subsequent Events:

The Company evaluated its October 31, 2017 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

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

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2017 and the Cautionary Statements filed by us as Exhibit 99 to the most recent Annual Report on Form 10-K, including the following factors:

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

Aerospace continues to be a focus for new product design and development. Butler National received FAA approvals of a number of products: Butler National's newly redesigned rate gyroscope for Learjets; the replacement vertical accelerometer safety device that resolves obsolescence as a key component of the legacy Learjet stall warning systems; Butler National's addition of the GARMIN GTN 650/750 Global Position System Navigator with Communication transceiver in the Learjet Model 50 series, 30 series and 20 series, Avcon's new cargo/sensor carrying pod that mounts to the bottom of a King Air aircraft, and the provisions for external stores on a Learjet Model 60 to enable it for special mission operations; and noise suppression for Learjet 20 series aircraft. We expect this segment will continue to grow in the future.

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

The terms of the agreement between the Kansas Lottery and BNSC/BHCMC required the completion of an addition to the Boot Hill Casino. The Phase II expansion of Boot Hill Casino began in early 2012 and was completed in January 2013. Phase II expansion of the unfinished gaming floor space built during Phase I construction and tenant improvements was funded by tenant improvement leases, gaming machine acquisitions, and casino earnings. The Phase II expansion included the interior finish of 15,000 square feet of casino shell and provided for up to 216 additional gaming machines. Part of the expansion included a breezeway connecting the Boot Hill Casino and the Dodge City special events center (United Wireless Arena). Boot Hill Casino now has approximately 650 gaming machines on the floor. Boot Hill Casino acquired the naming rights to the City of Dodge City and Ford County owned conference center connected to the casino through the breezeway. The conference center is known as the Boot Hill Casino and Resort Conference Center.

Results Overview

The six months ending October 31, 2017 revenue decreased 6% to $22.8 million compared to $24.2 million in the six months ending October 31, 2016. In the six months ending October 31, 2017 the professional services revenue was $14.8 million compared to $15.2 million in the six months ending October 31, 2016, a decrease of 3%. In the six months ending October 31, 2017 the Aerospace Products revenue was $8.0 million compared to $9.0 million in the six months ending October 31, 2016, a decrease of 11%.

The six months ending October 31, 2017 net income decreased to $322 compared to a net income of $743 in the six months ending October 31, 2016.  The six months ending October 31, 2017, operating income decreased to $1.0 million, from an operating income of $1.9 million in the six months ending October 31, 2016.

RESULTS OF OPERATIONS

SIX MONTHS ENDING OCTOBER 31, 2017 COMPARED TO SIX MONTHS ENDING OCTOBER 31, 2016

(dollars in thousands)	Six Months Ended October 31, 2017	Percent of Total Revenue	Six Months Ended October 31, 2016	Percent of Total Revenue	Percent Change 2016-2017
Revenue:
Professional Services	$14,781	65%	$15,206	63%	-3%
Aerospace Products	8,024	35%	8,996	37%	-11%
Total revenue	22,805	100%	24,202	100%	-6%

Costs and expenses:
Costs of Professional Services	9,596	42%	9,169	38%	5%
Cost of Aerospace Products	5,833	26%	6,569	27%	-11%
Marketing and advertising	1,810	8%	2,083	8%	-13%
Employee benefits	935	4%	914	4%	2%
Depreciation and amortization	982	4%	1,014	4%	-3%
General, administrative and other	2,686	12%	2,578	11%	4%
Total costs and expenses	21,842	96%	22,327	92%	-2%
Operating income	$963	4%	$1,875	8%	-49%

Revenue:

Revenue decreased 6% to $22.8 million in the six months ended October 31, 2017, compared to $24.2 million in the six months ended October 31, 2016. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services decreased 3% for the six months to $14.8 million at October 31, 2017 compared to $15.2 million at October 31, 2016.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 11% for the six months to $8.0 million at October 31, 2017 compared to $9.0 million at October 31, 2016. The decrease is primarily due to a decrease in aircraft modification revenue of $1.0 million.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 2% in the six months ended October 31, 2017 to $21.8 million compared to $22.3 million in the six months ended October 31, 2016. Costs and expenses were 96% of total revenue in the six months ended October 31, 2017, as compared to 92% of total revenue in the six months ended October 31, 2016.

Costs of Professional Services increased 5% in the six months ended October 31, 2017 to $9.6 million compared to $9.2 million in the six months ended October 31, 2016. Costs were 42% of total revenue in the six months ended October 31, 2017, as compared to 38% of total revenue in the six months ended October 31, 2016.

Costs of Aerospace Products decreased by 11% in the six months ended October 31, 2017 to $5.8 million compared to $6.6 million for the six months ended October 31, 2016. Costs were 26% of total revenue in the six months ended October 31, 2017, as compared to 27% of total revenue in the six months ended October 31, 2016.

Marketing and advertising expenses decreased by 13% in the six months ended October 31, 2017, to $1.8 million compared to $2.1 million in the six months ended October 31, 2016. Expenses were 8% of total revenue in the six months ended October 31, 2017, as compared to 8% of total revenue in the six months ended October 31, 2016. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the six months ended October 31, 2017, compared to 4% in the six months ended October 31, 2016. These expenses increased 2% to $935 in the six months ended October 31, 2017, compared to $914 in the six months ended October 31, 2016. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 4% in the six months ended October 31, 2017, compared to 4% in the six months ended October 31, 2016. These expenses decreased 3% to $1.0 million in the six months ended October 31, 2017, from $1.0 million in the six months ended October 31, 2016. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the six months ended October 31, 2017 was $714 compared to $703 in the six months ended October 31, 2016.

General, administrative and other expenses as a percent of total revenue was 12% in the six months ended October 31, 2017, compared to 11% in the six months ended October 31, 2016. These expenses increased 4% to $2.7 million in the six months ended October 31, 2017, from $2.6 million in the six months ended October 31, 2016.

Other income (expense):

Interest expense and other income were $167 in the six months ended October 31, 2017, compared with interest expense and other income of $242 in the six months ended October 31, 2016. Interest related to obligations of BHCMC, LLC was $83 in the six months ended October 31, 2017 compared to $109 in the six months ended October 31, 2016.

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

The following table presents a summary of our operating segment information for the six months ended October 31, 2017 and October 31, 2016:

(dollars in thousands)	Six Months Ended October 31, 2017	Percent of Total Revenue	Six Months Ended October 31, 2016	Percent of Total Revenue	Percent Change 2016-2017
Professional Services
Revenue
Boot Hill Casino	$14,543	98%	$14,956	98%	-3%
Management/Professional Services	238	2%	250	2%	-5%
Revenue	14,781	100%	15,206	100%	-3%

Costs of Professional Services	9,596	65%	9,169	60%	5%
Expenses	4,617	31%	5,086	34%	-9%
Total costs and expenses	14,213	96%	14,255	94%	0%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$568	4%	$951	6%	-40%

(dollars in thousands)	Six Months Ended October 31, 2017	Percent of Total Revenue	Six Months Ended October 31, 2016	Percent of Total Revenue	Percent Change 2016-2017
Aerospace Products
Revenue	$8,024	100%	$8,996	100%	-11%

Costs of Aerospace Products	5,833	73%	6,569	73%	-11%
Expenses	1,796	22%	1,503	17%	19%
Total costs and expenses	7,629	95%	8,072	90%	-5%

Aerospace Products operating income	$395	5%	$924	10%	-57%

Professional Services

●

Revenue from Professional Services decreased 3% for the six months ended October 31, 2017 to $14.8 million compared to $15.2 million for the six months ended October 31, 2016.

In the six months ended October 31, 2017 Boot Hill Casino received gross receipts for the State of Kansas of $19.3 million compared to $19.9 million for the six months ended October 31, 2016. Mandated fees, taxes and distributions reduced gross receipts by $6.5 million resulting in gaming revenue of $12.8 million for the six months ended October 31, 2017, compared to a reduction to gross receipts of $6.6 million resulting in gaming revenue of $13.3 million for the six months ended October 31, 2016.  Non-gaming revenue at Boot Hill Casino increased 6% to $1.7 million for the six months ended October 31, 2017, from $1.6 million for the six months ended October 31, 2016.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 5% to $238 for the six months ended October 31, 2017, compared to $250 for the six months ended October 31, 2016.

●

Costs of Professional Services increased 5% in the six months ended October 31, 2017 to $9.6 million compared to $9.2 million in the six months ended October 31, 2016. Costs were 65% of segment total revenue in the six months ended October 31, 2017, as compared to 60% of segment total revenue in the six months ended October 31, 2016.

●

Expenses decreased 9% in the six months ended October 31, 2017 to $4.6 million compared to $5.1 million in the six months ended October 31, 2016. Expenses were 31% of segment total revenue in the six months ended October 31, 2017, as compared to 34% of segment total revenue in the six months ended October 31, 2016.

Aerospace Products

●

Revenue decreased 11% to $8.0 million in the six months ended October 31, 2017, compared to $9.0 million in the six months ended October 31, 2016. The decrease is primarily due to a decrease in aircraft modification revenue of $1.0 million. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs of Aerospace Products decreased by 11% in the six months ended October 31, 2017 to $5.8 million compared to $6.6 million for the six months ended October 31, 2016.  Costs were 73% of segment total revenue in the six months ended October 31, 2017, as compared to 73% of segment total revenue in the six months ended October 31, 2016.

●

Expenses increased 19% in the six months ended October 31, 2017 to $1.8 million compared to $1.5 million in the six months ended October 31, 2016.  Expenses were 22% of segment total revenue in the six months ended October 31, 2017, as compared to 17% of segment total revenue in the six months ended October 31, 2016.

SECOND QUARTER FISCAL 2018 COMPARED TO SECOND QUARTER FISCAL 2017

(dollars in thousands)	Three Months Ended October 31, 2017	Percent of Total Revenue	Three Months Ended October 31, 2016	Percent of Total Revenue	Percent Change 2016-2017
Revenue:
Professional Services	$7,342	66%	$7,722	60%	-5%
Aerospace Products	3,814	34%	5,091	40%	-25%
Total revenue	11,156	100%	12,813	100%	-13%

Costs and expenses:
Costs of Professional Services	4,763	43%	4,649	36%	2%
Cost of Aerospace Products	2,800	25%	3,698	29%	-24%
Marketing and advertising	956	9%	1,071	8%	-11%
Employee benefits	459	4%	438	4%	5%
Depreciation and amortization	500	4%	507	4%	-1%
General, administrative and other	1,361	12%	1,286	10%	6%
Total costs and expenses	10,839	97%	11,649	91%	-7%
Operating income (loss)	$317	3%	1,164	9%	-73%

Revenue:

Revenue decreased 13% to $11.2 million in the three months ended October 31, 2017, compared to $12.8 million in the three months ended October 31, 2016. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services decreased 5% for the three months to $7.3 million at October 31, 2017 compared to $7.7 million at October 31, 2016.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 25% for the three months to $3.8 million at October 31, 2017 compared to $5.1 million at October 31, 2016. The decrease is primarily due to a decrease in aircraft modification revenue of $1.2 million.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 7% in the three months ended October 31, 2017 to $10.8 million compared to $11.6 million in the three months ended October 31, 2016. Costs and expenses were 97% of total revenue in the three months ended October 31, 2017, as compared to 91% of total revenue in the three months ended October 31, 2016.

Costs of Professional Services increased by 2% in the three months ended October 31, 2017 to $4.8 million compared to $4.6 million in the three months ended October 31, 2016. Costs were 43% of total revenue in the three months ended October 31, 2017, as compared to 36% of total revenue in the three months ended October 31, 2016.

Costs of Aerospace Products decreased by 24% in the three months ended October 31, 2017 to $2.8 million compared to $3.7 million for the three months ended October 31, 2016. Costs were 25% of total revenue in the three months ended October 31, 2017, as compared to 29% of total revenue in the three months ended October 31, 2016.

Marketing and advertising expenses decreased by 11% in the three months ended October 31, 2017, to $1.0 million compared to $1.1 million in the three months ended October 31, 2016. Expenses were 9% of total revenue in the three months ended October 31, 2017, as compared to 8% of total revenue in the three months ended October 31, 2016. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the three months ended October 31, 2017, compared to 4% in the three months ended October 31, 2016. These expenses increased 5% to $459 in the three months ended October 31, 2017, from $438 in the three months ended October 31, 2016. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 4% in the three months ended October 31, 2017, compared to 4% in the three months ended October 31, 2016. These expenses decreased 1% to $500 in the three months ended October 31, 2017, from $507 in the three months ended October 31, 2016. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. Phase II expansion to Boot Hill Casino was formally completed in early January 2013 and we began depreciation on $4.9 million of assets with various useful lives. BHCMC, LLC depreciation and amortization expense for the three months ended October 31, 2017 was $364 compared to $356 in the three months ended October 31, 2016.

General, administrative and other expenses as a percent of total revenue was 12% in the three months ended October 31, 2017, compared to 10% in the three months ended October 31, 2016. These expenses increased 6% to $1.4 million in the three months ended October 31, 2017, from $1.3 million in the three months ended October 31, 2016.

Other income (expense):

Interest Expense and other income were $81 in the three months ended October 31, 2017, compared with interest expense and other income of $105 in the three months ended October 31, 2016. Interest related to obligations of BHCMC, LLC was $40 in the three months ended October 31, 2017 compared to $53 in the three months ended October 31, 2016.

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

The following table presents a summary of our operating segment information for the three months ended October 31, 2017 and October 31, 2016:

(dollars in thousands)	Three Months Ended October 31, 2017	Percent of Total Revenue	Three Months Ended October 31, 2016	Percent of Total Revenue	Percent Change 2016-2017
Professional Services
Revenue
Boot Hill Casino	$7,231	98%	$7,624	99%	-5%
Management/Professional Services	111	2%	98	1%	13%
Revenue	7,342	100%	7,722	100%	-5%

Costs of Professional Services	4,763	65%	4,649	60%	2%
Expenses	2,365	32%	2,568	33%	-8%
Total costs and expenses	7,128	97%	7,217	93%	-1%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$214	3%	$505	7%	-58%

(dollars in thousands)	Three Months Ended October 31, 2017	Percent of Total Revenue	Three Months Ended October 31, 2016	Percent of Total Revenue	Percent Change 2016-2017
Aerospace Products
Revenue	$3,814	100%	$5,091	100%	-25%

Costs of Aerospace Products	2,800	73%	3,698	73%	-24%
Expenses	911	24%	734	14%	24%
Total costs and expenses	3,711	97%	4,432	87%	-16%

Aerospace Products operating income	$103	3%	$659	13%	-84%

Professional Services

●

Revenue from Professional Services decreased 5% for the three months ended October 31, 2017 to $7.3 million compared to $7.7 million for the three months ended October 31, 2016.

In the three months ended October 31, 2017 Boot Hill Casino received gross receipts for the State of Kansas of $9.6 million compared to $10.1 million for the three months ended October 31, 2016. Mandated fees, taxes and distributions reduced gross receipts by $3.2 million resulting in gaming revenue of $6.4 million for the three months ended October 31, 2017, compared to a reduction to gross receipts of $3.3 million resulting in gaming revenue of $6.8 million for the three months ended October 31, 2016.  Non-gaming revenue at Boot Hill Casino increased to $871 for the three months ended October 31, 2017, compared to $841 for the three months ended October 31, 2016.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino increased 13% to $111 for the three months ended October 31, 2017, compared to $98 for the three months ended October 31, 2016.

●

Costs of Professional Services increased 2% in the three months ended October 31, 2017 to $4.8 million compared to $4.6 million in the three months ended October 31, 2016. Costs were 65% of segment total revenue in the three months ended October 31, 2017, as compared to 60% of segment total revenue in the three months ended October 31, 2016.

●

Expenses decreased 8% in the three months ended October 31, 2017 to $2.4 million compared to $2.6 million in the three months ended October 31, 2016. Expenses were 32% of segment total revenue in the three months ended October 31, 2017, as compared to 33% of segment total revenue in the three months ended October 31, 2016.

Aerospace Products

●

Revenue decreased 25% to $3.8 million in the three months ended October 31, 2017, compared to $5.1 million in the three months ended October 31, 2016. The decrease is primarily due to a decrease in aircraft modification revenue of $1.0 million. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs of Aerospace Products decreased by 24% in the three months ended October 31, 2017 to $2.8 million compared to $3.7 million for the three months ended October 31, 2016.  Costs were 73% of segment total revenue in the three months ended October 31, 2017, as compared to 73% of segment total revenue in the three months ended October 31, 2016.

●

Expenses increased 24% in the three months ended October 31, 2017 to $911 compared to $734 in the three months ended October 31, 2016.  Expenses were 24% of segment total revenue in the three months ended October 31, 2017, as compared to 14% of segment total revenue in the three months ended October 31, 2016.

Employees

Other than persons employed by our gaming subsidiaries there were 88 full time and 3 part time employees on October 31, 2017, compared to 83 full time and 2 part time employees on October 31, 2016. As of December 8, 2017, staffing is 88 full time and 3 part time employees. Our staffing at Boot Hill Casino & Resort on October 31, 2017 was 168 full time and 82 part time employees compared to 182 full time and 65 part time employees on October 31, 2016. At December 8, 2017 there are 173 full time and 72 part time employees. None of the employees are subject to any collective bargaining agreements.

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

Analysis and Discussion of Cash Flow

During the six months ended October 31, 2017 our cash position decreased by $997. Net income was $615 for the six months ended October 31, 2017. Cash flows provided by operating activities was $1.4 million for the six months ended October 31, 2017. For the six months ended October 31, 2017, non-cash activities consisting of depreciation and amortization provided $1.8 million. Customer deposits decreased our cash position by $524 while inventories decreased our cash position by $540. Accounts receivable increased our cash position by $1.2 million. Gaming facility mandated payments decreased our cash position by $67. Prepaid expenses and other assets decreased our cash by $57. A decrease in accounts payable and a decrease in accrued expenses and other current liabilities decreased our cash by an additional $1.1 million.

Cash used in investing activities was $1.2 million for the six months ended October 31, 2017. We invested $65 in building additions, $410 to purchase equipment, $351 in furniture and fixtures and $363 to develop and enhance STCs.

Cash used in financing activities was $1.2 million for the six months ended October 31, 2017. We made repayments on our debt of $1.2 million and increased promissory notes by $347.  We made a distribution to our non-controlling member of $360, and purchased company common stock of $3 and placed such stock in treasury.

Critical Accounting Policies and Estimates:

We discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended April 30, 2017 filed with the SEC on July 21, 2017. We have made no significant change in our critical accounting policies since April 30, 2017.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2017.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the three months ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of October 31, 2017, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.

There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K or to the Cautionary Statements filed by us as Exhibit 99 to the Form 10-K for the fiscal year ended April 30, 2017.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below provides information with respect to common stock purchases by the Company during the second fiscal quarter of 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
August 1, 2017 - August 31, 2017	-	$ -	-	$ 468,000
September 1, 2017 – September 30, 2017	-	$ -	-	$ 468,000
October 1, 2017 - October 31, 2017	8,607	$ 0.30	8,607	$ 465,000
Total	8,607	$ 0.30	8,607

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

99.2

Investor Presentation for the 2017Annual Meeting of Shareholders of Butler National Corporation, which is incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated November 7, 2017.

101

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2017 and April 30, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2017 and 2016 and six months ended October 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

December 15, 2017	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

December 15, 2017	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, are incorporated by reference to Exhibit 99 of the Form 10-K for the fiscal year ended April 30, 2017.

99.2

Investor Presentation for the 2017 Annual Meeting of Shareholders of Butler National Corporation, which is incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated November 7, 2017.

101

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2017 and April 30, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2017 and 2016 and six months ended October 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.