Form 10-Q
period 2018-01-31
BUTLER NATIONAL CORP
filed 2018-03-16
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________

FORM 10-Q

_______________________________

???	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

???	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ??? No ???

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ??? No ???

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ???large accelerated filer,??? ???accelerated filer,??? ???smaller reporting company,??? and ???emerging growth company??? in Rule 12b-2 of the Exchange Act.

Large accelerated filer	???	Accelerated filer	???
Non-accelerated filer	???	(Do not check if a smaller reporting company)
		Smaller reporting company	???
		Emerging growth company	???

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ???

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ??? No ???

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 9, 2018 was 63,998,885 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of January 31, 2018 and April 30, 2017

(in thousands except per share data)

	January 31, 2018	April 30, 2017
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$5,121	$6,389
Accounts receivable	1,944	4,095
Inventories
Raw materials	6,358	5,644
Work in process	1,632	1,174
Finished goods	30	39
Total inventory	8,020	6,857
Prepaid expenses and other current assets	1,116	994
Total current assets	16,201	18,335

PROPERTY, PLANT AND EQUIPMENT:
Land and building	5,197	5,132
Aircraft	5,888	5,888
Machinery and equipment	3,843	3,639
Office furniture and fixtures	7,000	6,497
Leasehold improvements	4,032	4,032
	25,960	25,188
Accumulated depreciation	(15,463)	(14,506)
Total property, plant and equipment	10,497	10,682

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $4,959 at January 31, 2018 and $4,345 at April 30, 2017)	6,524	6,354

OTHER ASSETS:
Deferred tax asset	651	925
Other assets (net of accumulated amortization of $7,941 at January 31, 2018 and $6,904 at April 30, 2017)	5,725	6,482
Total other assets	6,376	7,407
Total assets	$39,598	$42,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$2,495	$2,604
Current maturities of long-term debt	1,722	2,297
Accounts payable	1,425	1,919
Customer deposits	742	892
Gaming facility mandated payment	905	1,227
Compensation and compensated absences	1,158	1,478
Income tax payable	-	589
Other current liabilities	268	129
Total current liabilities	8,715	11,135

LONG-TERM DEBT, NET OF CURRENT MATURITIES	2,127	3,347
Total liabilities	10,842	14,482

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 65,273,896 and outstanding 63,998,885 shares at January 31, 2018 and issued 65,273,896 shares and outstanding 64,543,550 shares at April 30, 2017	652	652
Capital contributed in excess of par	13,980	13,980
Treasury stock at cost, 1,275,011 shares at January 31, 2018, and 730,346 shares at April 30, 2017	(906)	(764)
Retained earnings	10,061	9,719
Total stockholders' equity Butler National Corporation	23,787	23,587
Noncontrolling interest in BHCMC, LLC	4,969	4,709
Total stockholders' equity	28,756	28,296
Total liabilities and stockholders' equity	$39,598	$42,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2018 AND 2017

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED January 31,
	2018	2017
REVENUE:
Professional Services	$7,559	$7,202
Aerospace Products	3,451	4,093
Total revenue	11,010	11,295

COSTS AND EXPENSES:
Cost of Professional Services	4,747	4,729
Cost of Aerospace Products	2,636	2,985
Marketing and advertising	920	1,145
Employee benefits	480	483
Depreciation and amortization	362	496
General, administrative and other	1,426	1,335
Total costs and expenses	10,571	11,173

OPERATING INCOME	439	122

OTHER INCOME (EXPENSE):
Interest expense	(83)	(95)
Other income (expense), net	1	-
Total other expense	(82)	(95)

INCOME BEFORE INCOME TAXES	357	27

PROVISION FOR INCOME TAXES
Deferred income tax expense	-	8
Provision for income taxes	10	-

NET INCOME	347	19
Net income attributable to noncontrolling interest in BHCMC, LLC	(327)	(5)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$20	$14

BASIC EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,506,986	63,416,953

DILUTED EARNINGS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,506,986	63,416,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JANUARY 31, 2018 AND 2017

(in thousands, except per share data)

(unaudited)

	NINE MONTHS ENDED January 31,
	2018	2017
REVENUE:
Professional Services	$22,340	$22,407
Aerospace Products	11,476	13,090
Total revenue	33,816	35,497

COSTS AND EXPENSES:
Cost of Professional Services	14,344	13,899
Cost of Aerospace Products	8,469	9,554
Marketing and advertising	2,729	3,229
Employee benefits	1,416	1,397
Depreciation and amortization	1,344	1,510
General, administrative and other	4,112	3,912
Total costs and expenses	32,414	33,501

OPERATING INCOME	1,402	1,996

OTHER INCOME (EXPENSE):
Interest expense	(250)	(319)
Other income (expense), net	1	(18)
Total other expense	(249)	(337)

INCOME BEFORE INCOME TAXES	1,153	1,659

PROVISION FOR INCOME TAXES
Deferred income tax expense	-	426
Provision for income taxes	191	-

NET INCOME	962	1,233
Net income attributable to noncontrolling interest in BHCMC, LLC	(620)	(477)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$342	$756

BASIC EARNINGS PER COMMON SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,531,138	63,416,953

DILUTED EARNINGS PER COMMON SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,531,138	63,416,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2018 AND 2017

(in thousands)

(unaudited)

	NINE MONTHS ENDED January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$962	$1,233
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,608	2,694

Changes in assets and liabilities
Accounts receivable	2,151	(1,456)
Inventories	(1,163)	308
Prepaid expenses and other current assets	(124)	(300)
Deferred tax asset	274	426
Accounts payable	(494)	(488)
Customer deposits	(150)	1,821
Accrued liabilities	(909)	(264)
Gaming facility mandated payment	(322)	(362)
Other current liabilities	139	141
Net cash provided by operating activities	2,972	3,753

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,834)	(1,957)
Net cash used in investing activities	(1,834)	(1,957)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of promissory notes, net	(109)	(1,731)
Borrowings of long-term debt	-	213
Repayments of long-term debt	(1,795)	(1,966)
Distribution to non-controlling member	(360)	(360)
Purchase of Treasury Stock	(142)	(10)
Net cash used in financing activities	(2,406)	(3,854)

NET DECREASE IN CASH	(1,268)	(2,058)

CASH, beginning of period	6,389	7,381

CASH, end of period	$5,121	$5,323

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$250	$321
Income taxes paid	$609	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2017. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2018 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2018.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations. Financial amounts are in thousands of dollars except per share amounts.

In May 2014, the Financial Accounting Standards Board (???FASB???) issued Accounting Standards Update (???ASU???) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period and early adoption permitted for reporting periods beginning after December 15, 2016. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The provisions of this new guidance are effective as of the beginning of the Company???s first quarter of fiscal year 2019. The Company is currently evaluating the transition method to be used and the potential impact of this standard on its consolidated financial statements.

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

2. Net Income Per Share: Butler National Corporation ("the Company???) follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings per share are excluded. The number of potential common shares as of January 31, 2018 is 63,998,885.

3. Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of our products.

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components. At January 31, 2018 and April 30, 2017, the estimate of obsolete inventory was $1,177 and $1,177 respectively.

4. Research and Development: We invested in research and development activities. Research and development costs are expensed when incurred. The amount invested in the nine months ended January 31, 2018 and 2017 was $1,336 and $1,151 respectively.

5. Debt: At January 31, 2018, the Company has a line of credit totaling $5,000. The unused line at January 31, 2018 was $2,505. These funds were primarily used for the purchase of inventories and aircraft modification Supplemental Type Certificate ("STC") development costs for modifications and avionics. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At January 31, 2018, there is one note collateralized by an aircraft security agreement with a balance of $306. This note was used for the purchase and modifications of collateralized aircraft. The due date for this note is January 2020.

There are three notes at a bank totaling $348 for real estate located in Olathe, Kansas and Tempe, Arizona. The due date for the notes is March 2019.

One note totaling $263 remains for real estate purchased in Dodge City, Kansas and matures in June 2019.

At January 31, 2018, there is one note for equipment with a balance of $85. This note matures in April 2022.

BHCMC arranged to acquire additional gaming machines for ownership by the Kansas Lottery. The balance of these financed payables is $103.

One note secured by all of the BNSC assets and compensation due under the State Management contract totals $2,744 and matures in May 2020. The proceeds were used primarily to retire obligations with BHCI (a non-controlling owner of BHCMC, LLC).

We are not in default of any of our notes as of January 31, 2018.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2018 and beyond.

6. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $5,290 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417 and miscellaneous other assets of $1,459.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024.  There is no assurance of the Management Contract renewal.  The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of fifteen years.

7. Stock Options and Incentive Plans: At January 31, 2018 we had no outstanding stock options.

In November 2016, the shareholders approved and adopted the Butler National Corporation 2016 Equity Incentive Plan. The maximum number of shares of common stock that may be issued under the Plan is 12.5 million. No equity awards have been made under the plan.

8. Stock Repurchase Program

In December 2016, the Board of Directors approved a stock purchase program authorizing the repurchase of up to $500 of its common stock. The timing and amount of any share repurchases will be determined by the Company???s management based on market conditions and other factors. The program is currently authorized through May 1, 2018.

The table below provides information with respect to common stock purchases by the Company through January 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$500
Quarter ended January 31, 2017 (a)	49,920	$0.20	49,920	$490
Quarter ended April 30, 2017	80,426	$0.27	80,426	$468
Quarter ended July 31, 2017	-	$-	-	$468
Quarter ended October 31, 2017	8,607	$0.30	8,607	$465
Quarter ended January 31, 2018 (b)	536,058	$0.26	536,058	$326
Total	675,011	$0.26	675,011

(a)	49,920 shares of common stock purchased were purchased through a private transaction
(b)	536,058 shares of common stock purchased were purchased through a private transaction

9.  Subsequent Events: The Company evaluated its January 31, 2018 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

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

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2017 and the Cautionary Statements filed by us as Exhibit 99 to the most recent Annual Report on Form 10-K, including the following factors:

???	the impact of general economic trends on the Company's business;

???	sensitivity of demand related to changes in the U.S. dollar to foreign currency exchange rates;

???	the deferral or termination of programs or contracts for convenience by customers;

???	market acceptance of the Company's Aerospace Products and or other planned products or product enhancements;

???	increased fuel and energy costs and the downward pressure on demand for our aircraft business;

???	the ability to gain and maintain regulatory approval of existing products and services and receive regulatory approval of new businesses and products;

???	the actions of regulatory, legislative, executive or judicial decisions of the federal, state or local level with regard to our business and the impact of any such actions;

???	failure to retain/recruit key personnel;

???	the availability of government funding to vendors and customers;

???	any delays in receiving components from third party suppliers;

???	the competitive environment;

???	the bankruptcy or insolvency of one or more key customers or vendors;

???	new product offerings from competitors;

???	protection of intellectual property rights;

???	the ability to service, supply or visit the international market;

???	acts of terrorism and war and other uncontrollable events;

???	joint ventures and other arrangements;

???	low priced penny-stock regulations;

???	general governance features;

???	United States and other country defense spending cuts;

???	our estimated effective income tax rates; estimated tax benefits; and merits of our tax position;

???	potential future acquisitions;

???

changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines and fines of courts, regulators and governmental bodies;

???	the ability to timely and cost-effectively integrate companies that we acquire into our operations;

???

construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

???	litigation outcomes and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions and fines and taxation;

???	access to insurance on reasonable terms for our assets;

???	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations;

???

as a supplier of military and other equipment to the U.S. Government, we are subject to unusual risks, such as the right of the U.S. Government contractor to terminate contracts for convenience and to conduct audits and investigations of our operations and performance;

???	our reputation and ability to do business may be impacted by the improper conduct of employees, vendors, agents or business partners;

???	changes in legislation or government regulations or policies can have a significant impact on our results of operations; and

???	other factors disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Results Overview

The nine months ending January 31, 2018 revenue decreased 5% to $33.8 million compared to $35.5 million in the nine months ending January 31, 2017. In the nine months ending January 31, 2018 the professional services revenue was $22.3 million compared to $22.4 million in the nine months ending January 31, 2017, a decrease of 0%. In the nine months ending January 31, 2018 the Aerospace Products revenue was $11.5 million compared to $13.1 million in the nine months ending January 31, 2017, a decrease of 12%.

The nine months ending January 31, 2018 net income decreased to $342 compared to a net income of $756 in the nine months ending January 31, 2017.  The nine months ending January 31, 2018, operating income decreased to $1.4 million, from an operating income of $2.0 million in the nine months ending January 31, 2017.

RESULTS OF OPERATIONS

NINE MONTHS ENDING JANUARY 31, 2018 COMPARED TO NINE MONTHS ENDING JANUARY 31, 2017

(dollars in thousands)	Nine Months Ended January 31, 2018	Percent of Total Revenue	Nine Months Ended January 31, 2017	Percent of Total Revenue	Percent Change 2017-2018
Revenue:
Professional Services	$22,340	66%	$22,407	63%	0%
Aerospace Products	11,476	34%	13,090	37%	-12%
Total revenue	33,816	100%	35,497	100%	-5%

Costs and expenses:
Costs of Professional Services	14,344	42%	13,899	39%	3%
Cost of Aerospace Products	8,469	25%	9,554	27%	-11%
Marketing and advertising	2,729	9%	3,229	9%	-15%
Employee benefits	1,416	4%	1,397	4%	1%
Depreciation and amortization	1,344	4%	1,510	4%	-11%
General, administrative and other	4,112	12%	3,912	11%	5%
Total costs and expenses	32,414	96%	33,501	94%	-3%
Operating income	$1,402	4%	$1,996	6%	-30%

Revenue:

Revenue decreased 5% to $33.8 million in the nine months ended January 31, 2018, compared to $35.5 million in the nine months ended January 31, 2017. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

???

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services decreased 0% for the nine months to $22.3 million at January 31, 2018 compared to $22.4 million at January 31, 2017.

???

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 12% for the nine months to $11.5 million at January 31, 2018 compared to $13.1 million at January 31, 2017. This decrease is primarily due to a decrease in aircraft modification revenue of $1.8 million. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 3% in the nine months ended January 31, 2018 to $32.4 million compared to $33.5 million in the nine months ended January 31, 2017. Costs and expenses were 96% of total revenue in the nine months ended January 31, 2018, as compared to 94% of total revenue in the nine months ended January 31, 2017.

Costs of Professional Services increased 3% in the nine months ended January 31, 2018 to $14.3 million compared to $13.9 million in the nine months ended January 31, 2017. Costs were 42% of total revenue in the nine months ended January 31, 2018, as compared to 39% of total revenue in the nine months ended January 31, 2017.

Costs of Aerospace Products decreased by 11% in the nine months ended January 31, 2018 to $8.5 million compared to $9.6 million for the nine months ended January 31, 2017. Costs were 25% of total revenue in the nine months ended January 31, 2018, as compared to 27% of total revenue in the nine months ended January 31, 2017.

Marketing and advertising expenses decreased by 15% in the nine months ended January 31, 2018, to $2.7 million compared to $3.2 million in the nine months ended January 31, 2017. Expenses were 9% of total revenue in the nine months ended January 31, 2018, as compared to 9% of total revenue in the nine months ended January 31, 2017. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the nine months ended January 31, 2018, compared to 4% in the nine months ended January 31, 2017. These expenses remained constant at $1.4 million in the nine months ended January 31, 2018, and $1.4 million in the nine months ended January 31, 2017. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 4% in the nine months ended January 31, 2018, compared to 4% in the nine months ended January 31, 2017. These expenses decreased 11% to $1.3 million in the nine months ended January 31, 2018, from $1.5 million in the nine months ended January 31, 2017. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the nine months ended January 31, 2018 was $943 compared to $1.1 million in the nine months ended January 31, 2017.

General, administrative and other expenses as a percent of total revenue was 12% in the nine months ended January 31, 2018, compared to 11% in the nine months ended January 31, 2017. These expenses increased 5% to $4.1 million in the nine months ended January 31, 2018, from $3.9 million in the nine months ended January 31, 2017.

Other income (expense):

Other income (expense) was ($249) in the nine months ended January 31, 2018, compared with other income (expense) of ($337) in the nine months ended January 31, 2017. Interest related to obligations of BHCMC, LLC was $119 in the nine months ended January 31, 2018 compared to $159 in the nine months ended January 31, 2017.

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

The following table presents a summary of our operating segment information for the nine months ended January 31, 2018 and January 31, 2017:

(dollars in thousands)	Nine Months Ended January 31, 2018	Percent of Total Revenue	Nine Months Ended January 31, 2017	Percent of Total Revenue	Percent Change 2017-2018
Professional Services
Revenue
Boot Hill Casino	$22,009	99%	$22,011	98%	0%
Management/Professional Services	331	1%	396	2%	-16%
Revenue	22,340	100%	22,407	100%	0%

Costs of Professional Services	14,344	64%	13,899	62%	3%
Expenses	6,873	31%	7,572	34%	-9%
Total costs and expenses	21,217	95%	21,471	96%	-1%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$1,123	5%	$936	4%	20%

(dollars in thousands)	Nine Months Ended January 31, 2018	Percent of Total Revenue	Nine Months Ended January 31, 2017	Percent of Total Revenue	Percent Change 2017-2018
Aerospace Products
Revenue	$11,476	100%	$13,090	100%	-12%

Costs of Aerospace Products	8,469	74%	9,554	73%	-11%
Expenses	2,728	24%	2,476	19%	10%
Total costs and expenses	11,197	98%	12,030	92%	-7%

Aerospace Products operating income	$279	2%	$1,060	8%	-74%

Professional Services

???

Revenue from Professional Services decreased 0% for the nine months ended January 31, 2018 to $22.3 million compared to $22.4 million for the nine months ended January 31, 2017.

In the nine months ended January 31, 2018 Boot Hill Casino received gross receipts for the State of Kansas of $29.3 million compared to $29.5 million for the nine months ended January 31, 2017. Mandated fees, taxes and distributions reduced gross receipts by $9.9 million resulting in gaming revenue of $19.4 million for the nine months ended January 31, 2018, compared to a reduction to gross receipts of $10.0 million resulting in gaming revenue of $19.5 million for the nine months ended January 31, 2017.  Non-gaming revenue at Boot Hill Casino increased to $2.7 million for the nine months ended January 31, 2018, compared to $2.5 million for the nine months ended January 31, 2017.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 16% to $331 for the nine months ended January 31, 2018, compared to $396 for the nine months ended January 31, 2017.

???

Costs of Professional Services increased 3% in the nine months ended January 31, 2018 to $14.3 million compared to $13.9 million in the nine months ended January 31, 2017. Costs were 64% of segment total revenue in the nine months ended January 31, 2018, as compared to 62% of segment total revenue in the nine months ended January 31, 2017.

???

Expenses decreased 9% in the nine months ended January 31, 2018 to $6.9 million compared to $7.6 million in the nine months ended January 31, 2017. Expenses were 31% of segment total revenue in the nine months ended January 31, 2018, as compared to 34% of segment total revenue in the nine months ended January 31, 2017.

Aerospace Products

???

Revenue decreased 12% to $11.5 million in the nine months ended January 31, 2018, compared to $13.1 million in the nine months ended January 31, 2017. This decrease is primarily due to a decrease in aircraft modification revenue of $1.8 million. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

???

Costs of Aerospace Products decreased by 11% in the nine months ended January 31, 2018 to $8.5 million compared to $9.6 million for the nine months ended January 31, 2017.  Costs were 74% of segment total revenue in the nine months ended January 31, 2018, as compared to 73% of segment total revenue in the nine months ended January 31, 2017.

???

Expenses increased 10% in the nine months ended January 31, 2018 to $2.7 million compared to $2.5 million in the nine months ended January 31, 2017.  Expenses were 24% of segment total revenue in the nine months ended January 31, 2018, as compared to 19% of segment total revenue in the nine months ended January 31, 2017.

THIRD QUARTER FISCAL 2018 COMPARED TO THIRD QUARTER FISCAL 2017

(dollars in thousands)	Three Months Ended January 31, 2018	Percent of Total Revenue	Three Months Ended January 31, 2017	Percent of Total Revenue	Percent Change 2017-2018
Revenue:
Professional Services	$7,559	69%	$7,202	64%	5%
Aerospace Products	3,451	31%	4,093	36%	-16%
Total revenue	11,010	100%	11,295	100%	-3%

Costs and expenses:
Costs of Professional Services	4,747	43%	4,729	42%	0%
Cost of Aerospace Products	2,636	24%	2,985	27%	-12%
Marketing and advertising	920	9%	1,145	10%	-20%
Employee benefits	480	4%	483	4%	-1%
Depreciation and amortization	362	3%	496	4%	-27%
General, administrative and other	1,426	13%	1,335	12%	7%
Total costs and expenses	10,571	96%	11,173	99%	-5%
Operating income	$439	4%	122	1%	260%

Revenue:

Revenue decreased 3% to $11.0 million in the three months ended January 31, 2018, compared to $11.3 million in the three months ended January 31, 2017. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

???

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 5% for the three months to $7.6 million at January 31, 2018 compared to $7.2 million at January 31, 2017.

???

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 16% for the three months to $3.5 million at January 31, 2018 compared to $4.1 million at January 31, 2017. This decrease is primarily due to a decrease in aircraft modification revenue of $752. We anticipate future domestic military spending reductions and continued slow growth of the United States economy.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 5% in the three months ended January 31, 2018 to $10.6 million compared to $11.2 million in the three months ended January 31, 2017. Costs and expenses were 96% of total revenue in the three months ended January 31, 2018, as compared to 99% of total revenue in the three months ended January 31, 2017.

Costs of Professional Services remained constant in the three months ended January 31, 2018 at $4.7 million compared to $4.7 million in the three months ended January 31, 2017. Costs were 43% of total revenue in the three months ended January 31, 2018, as compared to 42% of total revenue in the three months ended January 31, 2017.

Costs of Aerospace Products decreased by 12% in the three months ended January 31, 2018 to $2.6 million compared to $3.0 million for the three months ended January 31, 2017. Costs were 24% of total revenue in the three months ended January 31, 2018, as compared to 27% of total revenue in the three months ended January 31, 2017.

Marketing and advertising expenses decreased by 20% in the three months ended January 31, 2018, to $920 compared to $1.1 million in the three months ended January 31, 2017. Expenses were 9% of total revenue in the three months ended January 31, 2018, as compared to 10% of total revenue in the three months ended January 31, 2017. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the three months ended January 31, 2018, compared to 4% in the three months ended January 31, 2017. These expenses decreased 1% to $480 in the three months ended January 31, 2018, from $483 in the three months ended January 31, 2017. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 3% in the three months ended January 31, 2018, compared to 4% in the three months ended January 31, 2017. These expenses decreased 27% to $362 in the three months ended January 31, 2018, from $496 in the three months ended January 31, 2017. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the three months ended January 31, 2018 was $229 compared to $351 in the three months ended January 31, 2017.

General, administrative and other expenses as a percent of total revenue was 13% in the three months ended January 31, 2018, compared to 12% in the three months ended January 31, 2017. These expenses increased 7% to $1.4 million in the three months ended January 31, 2018, from $1.3 million in the three months ended January 31, 2017.

Other income (expense):

Other income (expense) was ($82) in the three months ended January 31, 2018, compared with other income (expense) of ($95) in the three months ended January 31, 2017. Interest related to obligations of BHCMC, LLC was $37 in the three months ended January 31, 2018 compared to $50 in the three months ended January 31, 2017.

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

The following table presents a summary of our operating segment information for the three months ended January 31, 2018 and January 31, 2017:

(dollars in thousands)	Three Months Ended January 31, 2018	Percent of Total Revenue	Three Months Ended January 31, 2017	Percent of Total Revenue	Percent Change 2017-2018
Professional Services
Revenue
Boot Hill Casino	$7,483	99%	$7,056	98%	6%
Management/Professional Services	76	1%	146	2%	-48%
Revenue	7,559	100%	7,202	100%	5%

Costs of Professional Services	4,747	63%	4,729	66%	0%
Expenses	2,256	30%	2,486	34%	-9%
Total costs and expenses	7,003	93%	7,215	100%	-3%
Professional Services operating income (loss) before noncontrolling interest in BHCMC, LLC	$556	7%	$(13)	0%

(dollars in thousands)	Three Months Ended January 31, 2018	Percent of Total Revenue	Three Months Ended January 31, 2017	Percent of Total Revenue	Percent Change 2017-2018
Aerospace Products
Revenue	$3,451	100%	$4,093	100%	-16%

Costs of Aerospace Products	2,636	76%	2,985	73%	-12%
Expenses	932	27%	973	24%	-4%
Total costs and expenses	3,568	103%	3,958	97%	-10%
Aerospace Products operating income (loss)	$(117)	-3%	$135	3%

Professional Services

???

Revenue from Professional Services increased 5% for the three months ended January 31, 2018 to $7.6 million compared to $7.2 million for the three months ended January 31, 2017.

In the three months ended January 31, 2018 Boot Hill Casino received gross receipts for the State of Kansas of $10.0 million compared to $9.5 million for the three months ended January 31, 2017. Mandated fees, taxes and distributions reduced gross receipts by $3.4 million resulting in gaming revenue of $6.6 million for the three months ended January 31, 2018, compared to a reduction to gross receipts of $3.3 million resulting in gaming revenue of $6.2 million for the three months ended January 31, 2017.  Non-gaming revenue at Boot Hill Casino increased to $872 for the three months ended January 31, 2018, compared to $870 for the three months ended January 31, 2017.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 48% to $76 for the three months ended January 31, 2018, compared to $146 for the three months ended January 31, 2017.

???

Costs of Professional Services remained constant in the three months ended January 31, 2018 at $4.7 million compared to $4.7 million in the three months ended January 31, 2017. Costs were 63% of segment total revenue in the three months ended January 31, 2018, as compared to 66% of segment total revenue in the three months ended January 31, 2017.

???

Expenses decreased 9% in the three months ended January 31, 2018 to $2.3 million compared to $2.5 million in the three months ended January 31, 2017. Expenses were 30% of segment total revenue in the three months ended January 31, 2018, as compared to 34% of segment total revenue in the three months ended January 31, 2017.

Aerospace Products

???

Revenue decreased 16% to $3.5 million in the three months ended January 31, 2018, compared to $4.1 million in the three months ended January 31, 2017. This decrease is primarily due to a decrease in aircraft modification revenue of $752. We anticipate future domestic military spending reductions and continued slow growth of the United States economy. In an effort to offset decreased domestic military spending, we have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

???

Costs of Aerospace Products decreased by 12% in the three months ended January 31, 2018 to $2.6 million compared to $3.0 million for the three months ended January 31, 2017.  Costs were 76% of segment total revenue in the three months ended January 31, 2018, as compared to 73% of segment total revenue in the three months ended January 31, 2017.

???

Expenses decreased 4% in the three months ended January 31, 2018 to $932 compared to $973 in the three months ended January 31, 2017.  Expenses were 27% of segment total revenue in the three months ended January 31, 2018, as compared to 24% of segment total revenue in the three months ended January 31, 2017.

Employees

Other than persons employed by our gaming subsidiaries there were 90 full time and 3 part time employees on January 31, 2018, compared to 84 full time and 3 part time employees on January 31, 2017. As of March 9, 2018, staffing is 90 full time and 3 part time employees. Our staffing at Boot Hill Casino & Resort on January 31, 2018 was 174 full time and 72 part time employees compared to 180 full time and 80 part time employees on January 31, 2017. At March 9, 2018 there are 171 full time and 74 part time employees. None of the employees are subject to any collective bargaining agreements.

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

Analysis and Discussion of Cash Flow

During the nine months ended January 31, 2018 our cash position decreased by $1.3 million. Net income was $1.0 million for the nine months ended January 31, 2018. Cash flows provided by operating activities was $3.0 million for the nine months ended January 31, 2018. For the nine months ended January 31, 2018, non-cash activities consisting of depreciation and amortization contributed $2.6 million. Customer deposits decreased our cash position by $150 while inventories decreased our cash position by $1.2 million. Accounts receivable increased our cash position by $2.2 million. Gaming facility mandated payments decreased our cash position by $322. Prepaid expenses and other assets decreased our cash by $124, while a decrease in accounts payable and a decrease in accrued expenses and other current liabilities decreased our cash by an additional $1.4 million. Deferred tax assets increased our cash position by $274.

Cash used in investing activities was $1.8 million for the nine months ended January 31, 2018. We invested $65 in building additions, $482 to purchase equipment, $503 in furniture and fixtures and $784 to develop and enhance STCs.

Cash used in financing activities was $2.4 million for the nine months ended January 31, 2018. We made repayments on our debt of $1.8 million and decreased promissory notes by $109.  We made a distribution to our non-controlling member of $360 and purchased company stock of $142 and placed such stock in treasury.

Critical Accounting Policies and Estimates:

We discuss our critical accounting policies and estimates in Item 7, ???Management's Discussion and Analysis of Financial Condition and Results of Operations,??? in our Annual Report on Form 10-K for the year ended April 30, 2017 filed with the SEC on July 21, 2017. We have made no significant change in our critical accounting policies since April 30, 2017.

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2018. From fiscal year 2017 to fiscal year 2018 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and interest rates to rise in fiscal 2018 and 2019.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2018.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the three months ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of January 31, 2018, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.

There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K or to the Cautionary Statements filed by us as Exhibit 99 to the Form 10-K for the fiscal year ended April 30, 2017.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below provides information with respect to common stock purchases by the Company during the third fiscal quarter of 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
November 1, 2017 - November 30, 2017	-	$-	-	$465,000
December 1, 2017 - December 31, 2017	-	$-	-	$465,000
January 1, 2018 - January 31, 2018	536,058	$0.26	536,058	$326,000
Total	536,058	$0.26	536,058

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

99.2

Investor Presentation for the 2018Annual Meeting of Shareholders of Butler National Corporation, which is incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated November 7, 2017.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2018 and April 30, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2018 and 2017 and nine months ended January 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

March 16, 2018	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

March 16, 2018	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10Q filed on December 13, 2016

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2018 and April 30, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2018 and 2017 and nine months ended January 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.