Form 10-K
period 2018-04-30
BUTLER NATIONAL CORP
filed 2018-07-20
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended April 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $17,765,933 at October 31, 2017, when the closing price of such stock was $0.34.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of July 13, 2018, was 64,743,317 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement to be filed within 120 days of April 30, 2018, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Shareholders to be held on October 11, 2018, have been incorporated by reference into Part III of this Form 10-K.

BUTLER NATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2018

Forward-Looking Statements

Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K, including the following factors:

●	extensive regulation across our industries;
●	evolving government regulations and law;
●	the geographic location of our casino;
●	customer concentration risk;
●	risks associated with the potential acquisition of land at the Boot Hill Casino;
●	industrial business cycles;
●	market competition;
●	marketability restrictions of our common stock;
●	stock dilution caused by the annual employer match to our 401(k) plan;
●	the possibility of a reverse-stock split;
●	executive officers are family members;
●	non-renewal of certain casino management contracts;
●	changes in regulations of financial reporting;
●	fluctuating fuel and energy costs;
●	fixed-price contracts;
●	development, production, testing and marketing of new products;
●	the stability of credit markets;
●	cyber-security threats;
●	acts of terrorism and war;
●	inclement weather and natural disasters;
●	loss of key personnel;
●	risks associated with international sales;
●	future acquisitions and investments;
●	change of control restrictions;
●	potential impairment losses;
●	extensive taxation;

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

General

Butler National Corporation (“Butler National” the “Company”, “we”, “us”, or “our”) was incorporated in 1960. Our companies design, engineer, manufacture, sell, integrate, install, repair, modify, overhaul, service and distribute a broad portfolio of aerostructures, avionics, aircraft components, accessories, subassemblies and systems (“Aerospace Products”). We serve a broad, worldwide spectrum of the aviation industry, including owners and operators, of single-engine, commercial, regional, business and military aircraft. In addition, our companies provide management services in the gaming industry (“Professional Services”).

Products and Services

The Company has two operating segments for financial reporting purposes: (a) Aerospace Products, whose companies’ revenues are derived from system design, engineering, manufacturing, sale, distribution, integration, installation, repairing, modifying, overhauling and servicing of aerostructures, aircraft components, accessories, subassemblies and systems; and (b) Professional Services, whose companies provide professional management services in the gaming industry, and professional architectural and engineering services.

Aerospace Products. The Aerospace Products segment includes the manufacture, sale and service of electronic equipment and systems and technologies to enhance and support products related to aircraft. Additionally, we also operate several Federal Aviation Administration (the "FAA") Repair Stations. Companies in Aerospace Products concentrate on Learjets, Beechcraft King Air, Cessna turbine engine, Cessna multi-engine piston and Dassault Falcon 20 aircraft. Specifically, the design, distribution and support for products for older aircraft, or “Classic” aircraft are areas of focus for companies in Aerospace Products.

Products. The products that the companies within this group design, engineer, manufacture, integrate, install, repair and service include:

●	Aerial surveillance products	●	GARMIN GTN Global Position System Navigator with Communication Transceiver

●	Aerodynamic enhancement products	●	J.E.T autopilot products

●	Airspeed and altimeter systems	●	Load sharing systems and switching equipment

●	Avcon Fins	●	Noise suppression systems

●	ADS-B systems	●	Rate gyroscopes

●	Conversion of passenger configurations to cargo	●	Replacement vertical accelerometers

●	Cargo/sensor carrying pods	●	Transient suppression devices

●	Electronic navigation instruments, radios and transponders	●	Attitude heading reference systems

Modifications. The companies in Aerospace Products have authority pursuant to Supplemental Type Certificates (“STCs”) and Parts Manufacturer Approval (“PMA”), issued by the Federal Aviation Administration, to build required parts and subassemblies and to make applicable installations. Companies in Aerospace Products perform modifications in the aviation industry including:

●	Aerial photograph capabilities	●	Extended tip fuel tanks

●	Aerodynamic improvements	●	Radar systems

●	Avionics systems	●	Reduced vertical separation minimums

●	Cargo doors	●	Special mission modifications

●	Conversion from passenger to freighter configuration	●	Stability enhancements

●	Extended doors	●	Traffic collision avoidance systems

Special Mission Electronics. We supply defense-related, commercial off-the-shelf products to various commercial entities and government agencies and subcontractors in order to update or extend the useful life of aircraft with older components and technology. These products include:

●	Cabling	●	Hang Fire Override Modules

●	Electronic control systems	●	Test equipment

●	Gun Control Units for Apache and Blackhawk helicopters	●	Gun Control Units for land and sea based military vehicles

Professional Services. The Professional Services segment includes the management of gaming facilities and related dining and entertainment facilities in Kansas and Oklahoma. We currently manage two gaming and entertainment facilities. Boot Hill Casino and Resort features approximately 640 slot machines and 20 table games. Companies in Professional Services also provide licensed architectural services, including commercial and industrial building design, and engineering services.

Boot Hill. Butler National Service Corporation ("BNSC"), via BHCMC, LLC (“BHCMC”), a company in Professional Services, has managed The Boot Hill Casino and Resort Conference Center in Dodge City, Kansas (“Boot Hill”) since 2009 pursuant to the Lottery Gaming Facility Management Contract, by and among BNSC, BHCMC and the Kansas Lottery, originally dated December 8, 2009, as subsequently amended (“Boot Hill Agreement”). As required by Kansas law, all games, gaming equipment and gaming operations at Boot Hill are owned and operated by the Kansas Lottery.

The Stables. Since 1998, Butler National Service Corporation, a company in Professional Services and our wholly-owned subsidiary, has managed a Modoc Tribe of Oklahoma owned casino known as The Stables Casino in Miami, Oklahoma (“The Stables”) pursuant to the Stables Management Agreement originally dated December 12, 1996 and approved by the NIGC on January 14, 1997 as subsequently amended (the “Stables Agreement”). Under the terms of the Stables Agreement, BNSC receives twenty percent (20%) of the net profits from The Stables. The Stables Agreement expires in September 30, 2018. Negotiations are underway to seek a renewal of this contract.

Architectural and Engineering Services. Companies in Professional Services provide licensed architectural, including commercial and industrial building design, and engineering services.

Proprietary Rights

We do not currently hold any patents, franchises or concessions. In our overhaul and repair business, original equipment manufacturers (“OEMs”) of equipment that we maintain for our customers often include language in repair manuals that relate to their equipment, asserting broad claims of proprietary rights to the contents of the manuals used in our operations. There can be no assurance that OEMs will not try to enforce such claims, including the possible use of legal proceedings. In the event of such legal proceedings, there can be no assurance that such actions against the Company will be unsuccessful. However, we believe that our use of OEM manufacture and repair manuals is lawful.

Seasonality

Our Aerospace Products businesses are generally not seasonal. We believe that our Professional Services businesses, however, are subject to seasonality based on local weather conditions, agricultural and petroleum prices, employment levels, and the travel habits of visitors in the market service area.

Raw Materials and Replacement Parts

We purchase raw materials, primarily consisting of sheet and plate aluminum, from various vendors. We also purchase replacement parts, which are utilized in our various repair and overhaul operations. We believe that the availability of raw materials to us is adequate to support our Aerospace Products operations.

Backlog

Our backlog as of April 30, 2018 and 2017 was as follows:

Industry Segment
(in thousands)	2018	2017
Aerospace Products	$12,800	$10,591
Professional Services	379	224

Total backlog	$13,179	$10,815

Our backlog as of July 13, 2018 totaled $15,176; consisting of $14,906 and $271, respectively, for Aerospace Products and Professional Services. The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. A portion of this backlog may be delivered after fiscal year 2019. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.

Dependence on Significant Customers

During the fiscal year ending April 30, 2018 we derived 18.9% of our revenue from five customers, and we had one "major customer" (10 percent or more of consolidated revenue) that provided 12.3% of total sales.

Competition

We compete in the aerospace and casino gaming industries. In the aerospace industry, we compete against peer companies of which some are divisions or subsidiaries of other large companies, in the manufacture of aircraft structures, systems components, subassemblies, detail parts and aircraft modifications. Competition for the repair and overhaul of aviation components comes from three primary sources, some of whom possess greater financial and other resources than we have: OEMs, governmental support depots, and other independent repair and overhaul companies. OEMs also maintain service centers which provide repair and overhaul services for the components they manufacture. Many governments maintain aircraft support depots in their military organizations that maintain and repair the aircraft they operate. Other independent service organizations also compete for the repair and overhaul business. Participants in the aerospace industry compete primarily based on size of business and technical capabilities, quality, turnaround time, capacity and price.

The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies and financial condition. In the Kansas and Oklahoma region, we compete with other casino facilities in the region. We also compete with other non-gaming resorts and vacation destinations, various other entertainment businesses, and other forms of gaming, such as state lotteries, on-and off-track wagering, video lottery terminals and card parlors.

Government Regulation and Industry Oversight

The aerospace industry is highly regulated in the United States by the FAA and in other countries by similar agencies. We must be certified by the FAA engineer replacement and service parts and components used in specific aircraft models.

We must also satisfy the requirements of our customers that are subject to FAA regulations, and provide these customers with products and repair services that comply with the applicable government regulations. The FAA regulates flight operations and requires that aircraft components meet FAA stringent standards. In addition, the FAA requires that various maintenance routines be performed on aircraft components, and we currently satisfy these maintenance standards in our repair and overhaul services. Several of our operating locations are FAA-approved repair stations.

Generally, the FAA only grants licenses for the manufacture or repair of a specific aircraft component, rather than the broader licenses that have been granted in the past. The FAA licensing process may be costly and time-consuming. To obtain an FAA license, an applicant must satisfy all applicable regulations of the FAA governing repair stations. These regulations require that an applicant have experienced personnel, inspection systems, suitable facilities and equipment. In addition, the applicant must demonstrate a need for the license. Because an applicant must procure manufacturing and repair manuals from third parties relating to each particular aircraft component in order to obtain a license with respect to that component, the application process may involve substantial time and cost.

Our Professional Services businesses are subject to various federal, state, tribal and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, food service, smoking, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

Our operations are also subject to a variety of worker and community safety laws. For example, the Occupational Safety and Health Act of 1970, or OSHA, mandates general requirements for safe workplaces for all employees in the United States. We believe that our operations are in material compliance with OSHA's health and safety requirements.

Moreover, the gaming industry is highly regulated and we must maintain our licenses and pay gaming taxes to continue our operations. Each gaming facility is subject to extensive regulation under the laws, rules and regulations where it is located. These laws, rules and regulations generally relate to the responsibility, financial stability, integrity and character of the owners, managers and persons with financial interests in the gaming operations. In addition, all aspects of gaming operations on Indian lands are subject to the approval, regulation and oversight by the Bureau of Indian Affairs (“BIA”), the Secretary of the United States Department of the Interior (the “Secretary”), and the National Indian Gaming Commission (“NIGC”).

Employees

Other than persons employed by our gaming management subsidiaries there were 91 full time and 3 part time employees on April 30, 2018 compared to 86 full time and 2 part time employees on April 30, 2017. As of July 13, 2018, staffing was 93 full time and 4 part time employees. Our staffing at Boot Hill Casino on April 30, 2018 was 183 full time and 65 part time employees and 180 full time employees and 81 part time employees on April 30, 2017. As of July 13, 2018, our staffing at Boot Hill Casino was 181 full time employees and 64 part time employees.

None of our employees are subject to collective bargaining agreements.

Research and Development Expenses

Certain information about our research and development expenses for the fiscal years ended April 30, 2018 and 2017 is available in Note 1 of the “Notes to Consolidated Financial Statements” in Item 8 and certain information about our research and development expenses for the fiscal year ending April 30, 2018 is available in “Analysis and Discussion of Cash Flow” in Item 7.

Executive Officers of the Registrant

Our current executive officers are:

Name	Age	Position
R. Warren Wagoner	66	Chairman of the Board of Directors since 1989.
Clark D. Stewart	78	President and Chief Executive Officer since 1989.
Craig D. Stewart	44	Vice President since 2013. Previously Craig served as Chief Financial Officer of Butler National Corporation from 2013 to 2017.
Christopher J. Reedy	52	Vice President since 2000 and Secretary since 2005.
Tad M. McMahon	51	Chief Financial Officer since 2017.

Officers are elected by the Board of Directors of Butler National Corporation and serve at the discretion of the Board. Except for Mr. Clark Stewart, none of the officers of the Company are subject to an employment agreement with the Company.

Available Information

For more information about us, visit our website at www.butlernational.com. The contents of the website are not part of this Annual Report on Form 10-K. Our electronic filings with the Securities and Exchange Commission ("SEC") (including all Forms 10-K, 10-Q and 8-K, and any amendments to these reports) are available free of charge through our website immediately after we electronically file with or furnish them to the SEC. These filings may also be read and copied at the SEC's Public Reference Room which is located at 100 F Street, N.E., Washington, D.C. 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC at www.sec.gov.

Item 1A.  RISK FACTORS

The following statements on risk factors contain "forward looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward looking statements are not guarantees of future performance or result and involve risks, uncertainties, and assumptions. Stockholders should be aware of certain risks, including those described below and elsewhere in this Form 10-K, which could adversely affect the value of their holdings and could cause our actual results to differ materially from those projected in any forward looking statements. We undertake no obligation to update or revise forward looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

We face extensive regulation across our industries, which could have a materially adverse effect on our business and limit the prospect of new shareholders acquiring our shares.

Our Aerospace business is subject to regulation by the Federal Aviation Administration ("FAA"). We manufacture products and parts under FAA Parts Manufacturing Authority requiring qualification and traceability of all materials and vendors used by us. We make aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA. We repair aircraft parts pursuant to the authority granted by our FAA Authorized Repair Station. New or more stringent government regulations may be adopted in the future. Related costs of compliance with or liability for violations of existing or future regulations could adversely affect our financial condition, results of operations, liquidity and cash flows.

Gaming on Indian Land is regulated by Federal, State, and Tribal governments and authorities. Regulatory changes could limit or otherwise materially affect the types of gaming that may be conducted on Indian Land. All aspects of our business operations on Indian Lands are subject to approval, regulation, and oversight by the Bureau of Indian Affairs ("BIA"), the Secretary of the United States Department of the Interior ("Secretary"), and the National Indian Gaming Commission ("NIGC"). Our management of Class III gaming operations is also subject to approval of a Class III Gaming Compact between the Indian Tribe and the respective state. Failure to comply with applicable laws or regulations, whether Federal, State or Tribal, could result in, among other things, the termination of any management agreements which would have a material adverse effect on us. We are also required to comply with background checks as specified in Tribal-State Compacts before we can manage gaming operations on Indian land. In the future, we may not be successful in obtaining the necessary regulatory approvals for our gaming operations on a timely basis, or at all. Related costs of compliance with or liability for violations of existing or future regulations could adversely affect our financial condition, results of operations, liquidity and cash flows.

Gaming licenses and/or background investigations ("license") are required in connection with our management of a State of Kansas owned Lottery Gaming Facility (a casino). Our management personnel, Butler National and/or the managing subsidiaries, the key personnel of all entities may be required to have a state-issued gaming license. Moreover, our present and future stockholders are, and will continue to be, subject to review by regulatory agencies. The failure of the Company or the key personnel to obtain or retain a license could have a material adverse effect on the Company or on its ability to obtain or retain these licenses in other jurisdictions. Each such State Gaming Agency has broad discretion in granting, renewing, and revoking licenses. Obtaining such licenses and approvals will be time consuming and may be unsuccessful or involve considerable expense, which could adversely affect our ability to successfully operate our business.

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

As a condition to obtaining and maintaining our various gaming approvals, we must submit reports to the Indian Tribe and the respective federal and state regulatory Agencies (each, an "Agency"). Any person owning or acquiring directly or indirectly five percent (5%) or more of the Common Stock of the Company (the "Interest") must be found suitable by one or more of the agencies or the Indian Tribes. Any Agency has the authority to require a finding of suitability with respect to any stockholder regardless of the percentage of ownership.

If found unsuitable by any Agency or the Indian Tribe, the stockholder must offer all of the interest in Company stock held by such stockholder to the Company for cash at the current market bid price less a fifteen percent (15%) administrative charge and the Company must purchase such Interest within six (6) months of the offer. The stockholder is required to pay all costs of investigation with respect to a determination of his/her suitability. In addition, regardless of ownership, each member of the Board of Directors and certain officers of the Company are subject to a finding of suitability by any Agency and the Indian Tribe on a regular basis.

We are subject to evolving government regulation and law, which may adversely affect our business.

Gaming management operations are and will be subject to extensive gaming laws and regulations, many of which were recently adopted and have not been the subject of definitive interpretations and are still subject to proposed amendments and regulation. The political and regulatory environment in which the Company is and will be operating, with respect to gaming activities on both non-Indian and Indian land, is dynamic and rapidly changing. Adoption and/or changes in gaming laws and regulations could adversely affect our financial condition, results of operations, liquidity and cash flows. Interference with the execution of the steps defined by the gaming laws and regulations by interested third parties, although not included by the regulations, may interfere with and or significantly slow the approval process.

We may face risks related to the geographic location of our casino.

Our Boot Hill Casino is located in Dodge City, Kansas. Consequently, a significant portion of our gaming business is subject to the general economic health of the region around Dodge City, Kansas. The economy of Dodge City, Kansas is significantly influenced by the agricultural sector of the national and local economy, which includes both agricultural farming but also meat processing. As a result, changes in the economic climate, weather patterns, and market fluctuations for agricultural and petroleum products could negatively influence our revenues from gaming and have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our Aerospace business is subject to significant customer concentration risk.

During the fiscal year ending April 30, 2018 we derived 18.9% of our revenue from five customers, and we had one "major customer" (10 percent or more of consolidated revenue) that provided 12.3% of total sales. A loss of business from, or the bankruptcy or insolvency of, one or more of these major customers may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We are attempting to purchase land at Boot Hill Casino and face risks associated with the potential acquisition.

The Company currently leases the Boot Hill Casino building and the land on which it is located (“Real Estate”) under the terms of a twenty-five (25) year lease agreement with BHC Development L.C. Under this lease agreement, the Company holds an option to purchase the Real Estate. The Company continues to explore the possibility of purchasing such Real Estate and is currently considering multiple financing options to fund the acquisition. The potential acquisition runs the risk of being delayed by numerous factors outside of our control. One factor is approval of an extension of the Management Agreement with the State of Kansas beyond 2024. There exists the risk the acquisition of Real Estate may not happen at all. The Company may not be able to obtain the necessary financing to fund the acquisition on favorable terms. After the closing of any such acquisition of Real Estate, the Company may not realize the potential benefits of the purchase and may be obligated to navigate burdensome debt obligations. Both the failure to close the Real Estate acquisition and the possible risks stemming from completing such a transaction, could adversely affect our financial condition, results of operations, liquidity and cash flows.

We operate in a cyclical industry and an economic downturn could negatively impact our operations.

Historically, adverse conditions in the local, regional, national and global economies have negatively affected our operations, and may continue to negatively affect our operations in the future. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

The gaming activities that we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn.

Our Aerospace business activities and operations are subject to the general health of the aviation industry, which can be cyclical. During periods of economic expansion, when capital spending normally increases, we generally benefit from greater demand for our aviation products and services. During periods of economic contraction, when capital spending normally decreases, we generally are adversely affected by declining demand for our Aerospace products and services. Aviation industry conditions are impacted by numerous factors over which we have no control, including political, regulatory, economic and military conditions, environmental concerns, weather conditions and fuel pricing. Any prolonged cyclical downturn could have a material adverse effect on our Aerospace business, and the Company’s financial condition, results of operations, liquidity and cash flows.

We operate in competitive markets, and competitive pressures could adversely affect our business.

Increased competition, including the entry of new competitors, the introduction of new products by new and existing competitors or price competition, could adversely affect our financial condition, results of operations, liquidity and cash flows. Additionally, because of the rapid rate at which the gaming industry has expanded, and continues to expand, the gaming industry may be at risk of market saturation, both as to specific areas and generally. Overbuilding of gaming facilities by others at particular sites in competitive markets may have a material adverse effect on our ability to compete and on our operations.

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the common stock increases so that it no longer qualifies as a “penny stock,” if ever, trading in the common stock is subject to the penny stock rules of the Exchange Act. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

Our 401(k) plan results in new shares being issued each year, which could have a materially adverse effect on our business.

Subject to the annual approval of the Board of Directors, 100% of every pre-tax dollar an employee contributes, up to 6% of the employee’s salary, is matched by the Company. Employees are 100% vested in the Company’s contributions immediately and our matching contribution, as approved by the Board of Directors is paid on an annual basis with common stock of the Company. Competitive retirement plans are a requirement for hiring and retention of employees in the Company’s business segments. The Company’s 401(k) match plan also encourages employee participation in the 401(k) plan and encourages overall loyalty to the Company. Matching employee contributions with common stock of the Company does lead to a dilution of outstanding common stock, which may result in a lower trading price of our common stock in the future. Historically the Company has attempted to mitigate this dilutive effect by repurchasing the Company’s outstanding common stock through stock buy-back plans; however, the effectiveness of stock buy-back plans is limited due to volume and timing restrictions found in Rule 10b-18 of the Exchange Act. Stock repurchase plans are also subject to reauthorization by the Board of Directors from time to time and the Company’s available cash flow.

We may conduct a reverse-stock split, which could expose us to certain risks.

The possibility of the Company undergoing a reverse-stock split has been discussed at prior annual meetings as a means to increase the common stock share price. We operate in competitive industries and the Company must consider all strategies to increase our common stock share price for stockholders. A reverse stock-split and subsequent increase in the common stock price could elicit a positive market reaction and attract new investors to the Company. There are also risks with a reverse stock-split. The market could react negatively to the consolidation and our common stock could come under renewed selling pressure, which would negatively affect the trading price of our common stock.

We face risks associated with having executive officers who are family members.

Our executive team is made up of five (5) individuals who have extensive industry and general business experience. This includes Clark D. Stewart, President and Chief Executive Officer, and Clark’s son, Craig D. Stewart, Vice President. Companies with multiple family members serving on the same executive team can be predisposed to unique internal conflicts, nepotism and/or strategic family alliances. To ease investor concerns, improve financial internal controls and maintain employee confidence, the Company has taken practical steps to mitigate risks associated with having multiple executive officers of the same extended family. These steps include transitioning Craig Stewart from Chief Financial Officer to Vice President. In light of the family relationship within the executive officers of the Company, certain prospective investors may be unwilling to purchase our common stock, which may have a negative effect on our share price.

We face risks associated with the renewals of the Stables Casino and Boot Hill Casino Management contracts.

In December 2009, the State of Kansas awarded the Company a fifteen (15) year term contract to manage the Boot Hill Casino in Dodge City, Kansas. The Company now manages the Boot Hill Casino under the terms of the Management Contract, which is set to expire in December 2024. We cannot guarantee the renewal of the contract and if the contract is renewed, it may be on new and/or different terms. Any decision by the State of Kansas not to renew the contact or to limit or reduce the scope of the contract could adversely affect our business. Moreover, the contract for management of the Stables casino is scheduled to expire in September of 2018. Termination of the Stables casino contract, an inability to obtain a renewal of the Boot Hill Casino Management Contract, or a renewal of either agreement on unfavorable terms, may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flow.

Changes in governmental regulations of financial reporting could have a materially adverse effect on our business.

The Company reports information to its stockholders and the general public pursuant to the regulations of various Federal and State Commissions and Agencies. These regulations require conformance by the Company to Generally Accepted Accounting Principles, to pronouncements of the Public Company Accounting Oversight Board ("PCAOB"), and to accounting and reporting directives issued by the commissions and agencies. The political and regulatory environment in which the Company operates is dynamic and rapidly changing, and adoption and/or changes in regulations defining accounting procedures or reporting requirements could increase expenditures to report required financial information, which may adversely affect our financial condition, results of operations, liquidity and cash flows.

We face risks related to fluctuating fuel and energy costs.

Our business depends on the use of aircraft fuel for business transportation, freight transportation, and special mission applications. Fluctuations in the global supply of crude oil and the possibility of changes in government policy on aircraft fuel production make it impossible to predict the future availability, price volatility and cost of aircraft fuel. Depending on various global factors that are out of our control, there could be reductions in the production or importation of crude oil and significant increases in the cost of aircraft fuel. This could deter our customers from purchasing fuel and/or inhibit their ability to pass on disproportionate costs to their customers. As a result, the use of business and military aircrafts, the value of aircraft related assets and the revenue related to aircraft equipment and aircraft modifications could decrease. These potential consequences from fluctuating fuel and energy costs could adversely affect our financial condition, results of operations, liquidity and cash flows.

Our gaming business also depends on the use of automotive fuels for travel to our casino locations in agricultural communities. Increased fuel prices could cause our customers to determine that fuel is not available or too expensive to justify travel, which may cause our gaming business to be adversely affected.

We face risks due to our fixed-price contracts.

We sell certain products and services to commercial, government, and defense customers under firm contracts providing for fixed units prices, regardless of costs incurred by us. The costs of producing products or providing services may be adversely affected by increases in the cost of labor, materials, fuel, overhead, and other unknown variants, including manufacturing and other operational inefficiencies and differences between assumptions used by us to price a contract and actual results. Increased costs may result in cost overruns and losses on such contracts, which could adversely affect our financial condition, results of operations, liquidity and cash flows.

Difficulties or delays in the development, production, testing and marketing of products, could adversely affect our business.

Our Aerospace business is subject, in part, to regulatory procedures and administration enacted by and/or administered by the FAA. Accordingly, our business may be adversely affected in the event the Company is unable to comply with such regulations relative to its current products and/or if any new products and/or services to be offered by the Company are not formally approved by such agency. Our proposed aviation modification products depend upon the issuance by the FAA of a Supplemental Type Certificate with related parts manufacturing authority. Such certifications for future aircraft modification products may not be issued within our expected time frames or issued at all, which would have a material adverse effect on our business. Similarly, the loss of one or more of our current licenses or certifications could also have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.

Our business requires financing and financing is dependent upon the stability of economic markets.

The Company depends upon financial institutions for financing to continue operations and to finance and develop new opportunities. The status of the national economy and its growth outlook could be affected by volatility and/or a disruption of capital and credit markets, which could negatively impact our financial performance and our ability to access credit financing. As a result, we may not be able to secure credit financing on terms attractive to us and if we are able to secure financing arrangements, the amount may be insufficient to meet all of our current and future needs to continue operations and finance and develop new opportunities.

Cyber-security threats or other disruptions to our technology infrastructure could harm our business.

Our use of electronic data storage, automated systems and technology gives rise to cyber-security risks. Although we and our third-party providers have preventive systems and processes in place designed to protect against the risk of system failure and cyber-attacks, a security breach of our systems or those of our third-party providers may cause a disruption of our business or expose us to a loss of information or litigation which could have a material adverse effect on our financial condition, reputation and results of operations.

Acts of terrorism and war could disrupt our business.

Terrorist attacks and other acts of war or hostility create many economic and political uncertainties. We cannot predict the extent to which terrorism, security alerts, war, or hostilities throughout the world will continue to directly or indirectly impact our business and operating results. Because of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for certain insurance products have increased, and some types of insurance are no longer available. Given current conditions in the global insurance markets, we are substantially uninsured for losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect our properties, it would likely adversely affect our financial condition, results of operations, liquidity and cash flows.

Inclement weather, natural disasters and other conditions could seriously disrupt our business and operations.

Our gaming operations are subject to the weather and other conditions that could disrupt or reduce the number of customers who visit our casino. If weather conditions limit consumer access to our casino or otherwise adversely impact our ability to operate our casino at full capacity, our revenue could suffer, which would adversely affect our financial condition, results of operations, liquidity and cash flows.

We also face risks that the weather and other conditions could adversely affect the local industries in Dodge City, Kansas, where the Booth Hill Casino is located. The local economy in Dodge City is primarily fueled by the agriculture and meat processing industries. In the event the weather and/or other conditions severely disrupt these industries, we could see a reduction in the number of customers who visit our casino, which would adversely affect our financial condition, results in operations, liquidity and cash flows.

In addition, natural disasters such as major fires, floods, tornados and earthquakes could also adversely impact our business and operating results. Such events could lead to the loss of use of one or more of the facilities for which we provide management services for an extended period of time and disrupt our ability to attract customers to certain of our gaming facilities. If any such event were to affect our properties, we would likely be adversely impacted.

In most situations, we have insurance that should provide coverage for portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is beyond our control.

The loss of key personnel could adversely affect our business.

Our inability to retain key personnel may be critical to our ability to achieve our objectives. Key personnel are particularly important in maintaining relationships with Indian Tribes and with the operations related to the FAA, State of Kansas and the NIGC. Loss of any such personnel could adversely affect our financial condition, results of operations, liquidity and cash flows.

Our success depends heavily upon the continued contributions of these key persons, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to attract and retain experienced professional staff. While we currently have an employment agreement with our CEO, Clark D. Stewart, if we were to lose the services of Mr. Stewart or other key persons, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable replacements.

We are exposed to risks associated with our international sales.

Our international sales may be subject to local government laws, regulations and procurement policies and practices which may differ from U.S. Federal Government regulation, including regulations related to products being installed on aircraft, exchange controls, as well to varying currency, geo-political and economic risks. We are also exposed to risks associated with any relationships with foreign representatives, consultants, partners and suppliers for international sales and operations. Our ability to arrange safe travel to visit our international customers may put our ability to sell such customers at risk, which could adversely affect our financial condition, results of operations, liquidity and cash flows.

Future acquisitions and investments may expose us to certain risks.

We continually review, evaluate and consider potential investments and acquisitions in pursuing our business strategy. In evaluating such transactions, we are making difficult judgments regarding the value of business opportunities, technologies and other assets, and the risk and cost of potential liabilities. Acquisitions and investments involve certain other risks and uncertainties, including the difficulty in integrating newly-acquired businesses, the challenges in reaching our strategic objectives, benefits expected from acquisitions or investments, cost and revenue synergies, and risk that markets do not evolve as anticipated and the targeted opportunity or technology do not prove to be those needed to be successful in those markets. Other risks include the diversion of our attention and resources from our current operations, the potential of impairment of acquired assets and the potential loss of key employees of acquired businesses.

We are subject to certain change of control restrictions, which could make it more difficult to be acquired.

Some provisions of our Articles of Incorporation and our Shareholder Rights Agreement could make it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. This includes, but is not limited to, provisions that: provide for a classified Board of Directors, prohibit stockholders from taking action by written consent, and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Kansas law K.S.A. 17-6427 that prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met, which could have the effect of delaying or preventing a change of control. In light of the highly regulated nature of our business and the authority of the regulatory agencies that monitor business to monitor the composition of our shareholders, the Board has consistently believed these restrictions are appropriate. Nonetheless, these restrictions may result in missed opportunities for the Company and could result in a reduced share price of our common stock, which would harm our business.

We may be required in the future to record impairment losses related to assets we currently carry on our balance sheet.

We evaluate intangible assets, such as goodwill, for impairment annually during the fourth quarter and in any interim period in which circumstances arise that indicate our intangible asset may be impaired. Indicators of impairment include, but are not limited to, the loss of significant business and/or significant adverse changes in industry or market conditions. No events occurred during the periods presented indicated the existence of an impairment with respect to our intangible assets. Preparation of forecasts for use in the long-range plan and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders and general market conditions. Significant changes in these forecasts or the discount rate selected could affect the estimated fair value and could result in an impairment charge in a future period.

We are subject to extensive taxation policies, which could adversely affect our business.

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

Boot Hill Casino, pursuant to its Management Contract with the State of Kansas pays total taxes between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. Boot Hill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $2.4 million during fiscal year ended April 30, 2018.

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

Professional Services (dollars in thousands):

BHCMC, LLC is located at 4000 W. Comanche in Dodge City, Kansas in a leased 60,000 square feet building known as the Boot Hill Casino facility. Annual rent for this location was $4,841 in fiscal year ended April 30, 2018 and $4,793 in fiscal year ended April 30, 2017.

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

As of July 13, 2018, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK (BUKS):

(a)	Market Information: Our shares are exclusively quoted on OTCQB platform under the symbol "BUKS".

The range of the high and low bid prices per share of the common stock, for fiscal years 2018 and 2017, as reported by OTC Markets Group, is set forth below. Such market quotations reflect intra-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2018		Year Ended April 30, 2017
	Low	High	Low	High
First quarter	$0.22	$0.39	$0.14	$0.21
Second quarter	$0.24	$0.34	$0.17	$0.22
Third quarter	$0.21	$0.36	$0.16	$0.31
Fourth quarter	$0.23	$0.30	$0.17	$0.48

(b)	Holders: The approximate number of holders of record of our common stock, as of July 13, 2018, was 2,600. The price of the stock as of July 13, 2018 was approximately $0.20 per share.
(c)	Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:

As of July 13, 2018, there were no Convertible Preferred shares or Convertible Debenture notes outstanding.

Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2017 through April 30, 2018	0	$0.00	$0.00

Total	0	$0.00	$0.00

 STOCK REPURCHASE PROGRAM

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $750 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2019.

The table below provides information with respect to common stock purchases by the Company during the year ended April 30, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$750
Quarter ended January 31, 2017 (a)	49,920	$0.20	49,920	$740
Quarter ended April 30, 2017	80,426	$0.27	80,426	$718
Quarter ended July 31, 2017	-	$-	-	$718
Quarter ended October 31, 2017	8,607	$0.30	8,607	$715
Quarter ended January 31, 2018 (b)	536,058	$0.26	536,058	$576
Quarter ended April 30, 2018 (c)	178,526	$0.25	178,526	$531
Total	853,537	$0.26	853,537
(a)	49,920 shares of common stock purchased were purchased through a private transaction
(b)	536,058 shares of common stock purchased were purchased through a private transaction
(c)	178,526 shares of common stock purchased were purchased through a private transaction

Item 6.  SELECTED FINANCIAL DATA

Not applicable.

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

Our fiscal year ends on April 30. Fiscal years 2018 and 2017 consisted of 52 weeks and ended on April 30, 2018 and April 30, 2017, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.

Management Overview

Management is focused on increasing long-term shareholder value from increased cash generation, earnings growth, and prudently managing capital expenditures. We plan to do this by continuing to drive increased revenues from product and service innovations, strategic acquisitions, and targeted marketing programs.

We have two separate reporting segments: Aerospace Products and Professional Services. Aerospace Products and Professional Services do not share the same customers and suppliers and have substantially distinct businesses. The Aerospace Products operating segment provides products and services in the aerospace industry. Companies in Aerospace Products derive their revenue from system design, engineering, manufacturing, integration, installation, repairing, overhauling, servicing and distribution of aerostructures, avionics, aircraft components, accessories, subassemblies and systems. The Professional Services operating segment provides services in the gaming industry. Professional Services companies manage two gaming and entertainment facilities and provide architectural and engineering services. These reporting segments operate through various subsidiaries and affiliates listed on Exhibit 21 to this Form 10-K.

Results Overview

Our fiscal 2018 revenue decreased 5% to $48.3 million compared to $50.6 million in fiscal 2017. In fiscal 2018 the Professional Services revenue increased 1%. There was a decrease of 14% in the Aerospace Products revenue in fiscal 2018.

Our fiscal 2018 net income was $341compared to net income of $1,534 in fiscal 2017. Earnings per share was $0.01 for fiscal 2018 compared to $0.02 in fiscal 2017. We continue focusing on our margin expansion initiatives, including efficiencies in our implementation and operational processes and controlling general and administrative expenses. The fiscal 2018 operating income was 4%, a decrease from our margin of 7% in fiscal 2017.

RESULTS OF OPERATIONS

Fiscal 2018 compared to Fiscal 2017

(dollars in thousands)	2018	Percent of Total Revenue	2017	Percent of Total Revenue	Percent Change 2017-2018
Revenue:
Professional Services	$31,283	65%	$30,849	61%	1%
Aerospace Products	16,977	35%	19,770	39%	-14%

Total revenues	48,260	100%	50,619	100%	-5%

Costs and expenses:
Cost of professional services	19,574	41%	19,126	38%	2%
Cost of aerospace products	12,478	26%	14,547	29%	-14%
Marketing and advertising	3,799	8%	4,276	8%	-11%
Employee benefits	1,973	4%	1,972	4%	0%
Depreciation and amortization	1,760	4%	1,985	4%	-11%
General, administrative and other	6,553	13%	5,213	10%	26%

Total costs and expenses	46,137	96%	47,119	93%	-2%
Operating income	$2,123	4%	$3,500	7%	-39%

Revenue:

Revenue decreased 5% to $48.3 million in fiscal 2018, compared to $50.6 million in fiscal 2017. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design, Inc. ("BCS"). Revenue from Professional Services increased 1% to $31.3 million in fiscal 2018 compared to $30.8 million in fiscal 2017.

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 14% to $17.0 million in fiscal 2018 compared to $19.8 million in fiscal 2017.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 2% in fiscal 2018 to $46.1 million compared to $47.1 million in fiscal 2017. Costs and expenses were 96% of total revenue in fiscal 2018, compared to 93% of total revenue in fiscal 2017.

Marketing and advertising expenses as a percent of total revenue was 8% in fiscal 2018, as compared to 8% in fiscal 2017. These expenses decreased 11% to $3.8 million in fiscal 2018, from $4.3 million in fiscal 2017. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in fiscal 2018, compared to 4% in fiscal 2017. These expenses remained constant at $2.0 million in fiscal 2018, from $2.0 million in fiscal 2017. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization as a percent of total revenue was 4% in fiscal 2018, compared to 4% in fiscal 2017. These expenses decreased 11% to $1.8 million in fiscal 2018, from $2.0 million in fiscal 2017. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for fiscal 2018 was $1.2 million compared to $1.4 million in fiscal 2017.

General, administrative and other expenses as a percent of total revenue was 13% in fiscal 2018, compared to 10% in fiscal 2017. These expenses increased 26% to $6.6 million in fiscal 2018, from $5.2 million in fiscal 2017.

Other income (expense):

Interest and other expenses were $327 in fiscal 2018 compared with interest and other expenses of $419 in fiscal 2017, a decrease of $92, from fiscal 2017 to fiscal 2018.

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

The following table presents a summary of our operating segment information for fiscal years 2018 and 2017:

(dollars in thousands)	2018	Percent of Revenue	2017	Percent of Revenue	Percent Change 2017-2018
Professional Services
Revenue
Boot Hill Casino	$30,812	98%	$30,269	98%	2%
Management/Professional Services	471	2%	580	2%	-19%
Revenue	31,283	100%	30,849	100%	1%

Costs of Professional Services	19,574	62%	19,126	62%	2%
Expenses	9,988	32%	10,101	33%	-1%
Total costs and expenses	29,562	94%	29,227	95%	1%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$1,721	6%	$1,622	5%	6%

(dollars in thousands)	2018	Percent of Revenue	2017	Percent of Revenue	Percent Change 2017-2018

Aerospace Products
Revenue	$16,977	100%	$19,770	100%	-14%

Costs of Aerospace Products	12,478	74%	14,547	74%	-14%
Expenses	4,097	24%	3,345	17%	22%
Total costs and expenses	16,575	98%	17,892	91%	-7%

Aerospace Products operating income	$402	2%	$1,878	9	-79%

Professional Services

●	Revenue from Professional Services increased 1% to $31.3 million in fiscal 2018 from $30.8 million in fiscal 2017.

In fiscal 2018 Boot Hill Casino received gross receipts for the State of Kansas of $40.6 million compared to $40.2 million in fiscal 2017. Mandated fees, taxes and distributions reduced gross receipts by $13.4 million resulting in gaming revenue of $27.2 million in fiscal 2018 compared to $26.8 million in fiscal 2017, an increase of 2%. Non-gaming revenue at Boot Hill Casino increased to $3.6 million in fiscal 2018 compared to $3.5 million in fiscal 2017.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino decreased 19% to $471 in fiscal 2018 compared to $580 in fiscal 2017.

●

Costs increased 2% in fiscal 2018 to $19.6 million compared to $19.1 million in fiscal 2017. Costs were 62% of segment total revenue in fiscal 2018, compared to 62% of segment total revenue in fiscal 2017.

●

Expenses decreased 1% in fiscal 2018 to $10.0 million compared to $10.1 million in fiscal 2017. Expenses were 32% of segment total revenue in fiscal 2018, compared to 33% of segment total revenue in fiscal 2017.

Aerospace Products

●

Revenue decreased 14% to $17.0 million in fiscal 2018 compared to $19.8 million in fiscal 2017. This $2.8 million decrease was due to a decrease in our aircraft modification business of $4.0 million and an increase in our avionics business of $1.2 million. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs decreased 14% to $12.5 million in fiscal 2018 compared to $14.5 million in fiscal 2017. Costs were 74% of segment total revenue in fiscal 2018, compared to 74% of segment total revenue in fiscal 2017.

●

Expenses increased 22% in fiscal 2018 to $4.1 million compared to $3.3 million in fiscal 2017. Expenses were 24% of segment total revenue in fiscal 2018, compared to 17% of segment total revenue in fiscal 2017.

Liquidity and Capital Resources (in thousands)

At April 30, 2018, the Company was utilizing promissory note in the form of a line of credit totaling $5.0 million. The unused line at April 30, 2018 was $2.6 million. During the current year these funds were primarily used for the purchase of inventory and aircraft modification STC development for the modifications and avionics operations. The line of credit is due on demand and is collateralized by a first and second position on all assets of the Company.

At April 30, 2018, there was one note with an interest rate of 5.75% collateralized by aircraft security agreements totaling $270. These notes were used for the purchase and modification of these collateralized aircraft. This note matures in January 2020.

There are three notes at a bank totaling $274 collateralized by real estate located in Olathe, Kansas and Tempe, Arizona. Interest rates on these notes range from 3.36% to 4.46%. The due date for these notes is March 2019.

At April 30, 2018, there is one note collateralized by equipment with a balance of $80. The interest rate on this note is 4.5%. This note matures in April 2022.

One note for $259 remains for real estate purchased in Dodge City, Kansas.  The interest rate on this note is 6.25%. This note matures in June 2019.

There is one note with an interest rate of 4.89% at a bank totaling $2.5 million. The proceeds were used primarily to pay off obligations with BHCI (a non-controlling owner of BHCMC, LLC). This note matures in May 2020.

We are not in default of any of our notes as of April 30, 2018 or July 13, 2018.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2018 and beyond.

Analysis and Discussion of Cash Flow

During fiscal 2018 our cash position increased by $964. Net income was $1.3 million. Cash flows from operating activities provided $6.3 million. Non-cash activities consisting of depreciation and amortization contributed $3.3 million, 401(k) stock issues contributed $261, and deferred income taxes contributed $732. Accounts receivable increased our cash position by $988. Inventories decreased our cash position by $262. Accounts payable, customer deposits, prepaid expenses, and other liabilities increased our cash position by $847. Income tax receivable decreased our cash by $219, while gaming facility mandated payments decreased our cash by an additional $8.

Cash used in investing activities was $2.3 million. We invested $269 to enhance our aircraft, $1.1 million towards STCs, $100 on a building, and $697 on equipment purchases, and $161 on furnishings.

Cash used in financing activities was $3.1 million. We reduced our debt by $2.3 million while reducing our line of credit $217. We distributed $360 to our non-controlling member and purchased company stock of $187. The stock was acquired and placed in treasury.

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

In regard to warranties and returns, our products are special order and are not suitable for return. Our products are unique upon installation and tested prior to their release to the customer and acceptance by the customer. In the rare event of a warranty claim, the claim is processed through the normal course of business and may include additional charges to the customer. In our opinion, any future warranty work would not be material to the consolidated financial statements.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Significant estimates include assumptions about collection of accounts receivable, the valuation, and recognition of stock-based compensation expense, valuation for deferred tax assets and useful life of fixed assets.

Long-lived Assets: The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2018. From fiscal year 2017 to fiscal year 2018 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate labor rates, fuel costs and possibly interest rates to rise in fiscal years 2018 and 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Not applicable.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant are set forth on pages 28 through 42 of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We had no changes or disagreements with accountants.

Item 9A.  CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K and have determined that such disclosure controls and procedures are effective, based on criteria in the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

In connection with the preparation of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2018.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2018.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because it is not required for a smaller reporting company.

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

Changes in Internal Control Over Financial Reporting: In our opinion, there were no material changes in the Company internal controls over financial reporting during the three months ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B.  OTHER INFORMATION

We believe all material information is reported on Form 8-K reports.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on October 11, 2018, and is incorporated herein by reference. Certain information regarding executive officers of Butler National Corporation is included above in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

Information required by this Item 11 regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on October 11, 2018, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on October 11, 2018, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on October 11, 2018, and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on October 11, 2018, and is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of Form 10-K Report.

All other financial statements and schedules not listed have been omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.

(2)	Exhibits Index:

No.	Description
3.1	Articles of Incorporation, as amended and restated, are incorporated by reference to Exhibit A of our Form DEF 14A filed on December 26, 2001 (File No. 000-01678).

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q for the period ended January 31, 2013 filed on March 12, 2013 (File No. 000-01678).

4.1

The Shareholder Rights Agreement between Butler National Corporation and UMB Bank, N.A. as Rights Agent, dated August 2, 2011, incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form 8-A dated August 2, 2011, and as refiled as Exhibit 4.1 to the Company's Form 10-Q for the period ended October 31, 2016 (File No. 000-01678).

10.1

Employment Agreement between the Company and Clark D. Stewart dated March 17, 1994, as amended March 8, 2011 incorporated by reference to Exhibit 10.8 of our Form 10-K/A, as amended, for the year ended April 30, 1994. *

10.2

Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated December 12, 1996, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended October 31, 2012 (File No. 000-01678).

10.3

First Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated April 30, 2003, incorporated by reference to Exhibit 10.2 of our Form 10-Q for the period ended October 31, 2012 (File No. 000-01678).

10.4

Second Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated November 30, 2006, incorporated by reference to Exhibit 10.3 of our Form 10-Q for the period ended October 31, 2012 (File No. 000-01678).

10.5

Third Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated October 19, 2009, incorporated by reference to Exhibit 10.4 or our Form 10-Q for the period ended October 31, 2012 (File No. 000-01678).

10.6

Fourth Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated September 22, 2011, incorporated by reference to Exhibit 10.5 of our Form 10-Q for the period ended October 31, 2012 (File No. 000-01678).

10.7

Lottery Gaming Facility Management Contract between the State of Kansas and Butler National Service Corporation, approved by the Kansas Racing and Gaming Commission on December 8, 2008, incorporated by reference to Exhibit 10.6 of our Form 10-Q for the period ended October 31, 2012 (File No. 000-01678).

10.8

First Amendment to the Lottery Gaming Facility Management Contract between the State of Kansas and Butler National Service Corporation, dated December 29, 2009, incorporated by reference to Exhibit 10.7 of our Form 10-Q for the period ended October 31, 2012 (File No. 000-01678).

10.9

Lease between BHCMC, LLC as tenant and BHC Investment Company, L.C. as landlord, dated May 1, 2011 and amended via addendum dated January 1, 2012, incorporated by reference to Exhibit 10.8 of our Form 10-Q for the period ended October 31, 2012 (File No. 000-01678).

10.10

Lease between BHCMC, LLC as tenant and BHC Investment Company, L.C. as landlord, dated August 24, 2012, incorporated by reference to Exhibit 10.9 of our Form 10-Q for the period ended October 31, 2012 (File No. 000-01678).

10.11

Lease between Butler National Service Corporation and BHC Development, L.C., dated April 30, 2009, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended January 31, 2013 (File No. 000-01678).

10.12	Legal Description Lot 1 in future replat of Mariah Center, incorporated by reference to Exhibit 10.2 of our Form 10-Q for the period ended January 31, 2013 (File No. 000-01678).

10.13	Legal Description Lot 2 in a future replat of Mariah Center, incorporated by reference to Exhibit 10.3 of our Form 10-Q for the period ended January 31, 2013 (File No. 000-01678).

10.14

Bill of Sale dated April 30, 2013, by and among Butler National Services, Inc. and Beadle Enterprises LLC, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 2, 2013 (File No. 000-01678).

10.15	Promissory Note dated April 29, 2015, by and among BHCMC, L.L.C. and KS StateBank, incorporated by reference to Exhibit 10.23 of our Form 10-K filed on July 29, 2015 (File No. 000-01678).

10.16	Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed September 29, 2016 (File No. 000-01678).

14	Standards of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Company's Form 10-K for the year ended April 30, 2008 (File No. 000-01678).

21	List of Subsidiaries.

23	Consent of Independent Public Accountants RBSM LLP.

31.1	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company's Annual Report on Form 10-K for the year ended April 30, 2018, formatted in XBRL (eXtensible Business Reporting Language) includes; (i) Consolidated Balance Sheets as of April 30, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended April 30, 2018 and 2017; (iii) Consolidated Statements of Stockholders' Equity for the years ended April 30, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the years ended April 30, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

* Relates to management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 20, 2018

BUTLER NATIONAL CORPORATION

/s/ Clark D. Stewart
Clark D. Stewart, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Clark D. Stewart	President, Chief Executive Officer and Director	July 20, 2018
Clark D. Stewart	(Principal Executive Officer)

/s/ Tad M. McMahon	Chief Financial Officer	July 20, 2018
Tad M. McMahon	(Principal Financial Officer and Principal Accounting Officer)

/s/ R. Warren Wagoner	Chairman of the Board and Director	July 20, 2018
R. Warren Wagoner

/s/ David B. Hayden	Director	July 20, 2018
David B. Hayden

/s/ Michael J. Tamburelli	Director	July 20, 2018
Michael J. Tamburelli

/s/ Bradley K. Hoffman	Director	July 20, 2018
Bradley K. Hoffman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Butler National Corporation and Subsidiaries

Olathe, Kansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Butler National Corporation and Subsidiaries (collectively, the “Company”) as of April 30, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company's auditor since 2015.

New York, NY

July 20, 2018

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF April 30, 2018 AND 2017

(in thousands, except per share data)

	April 30, 2018	April 30, 2017
ASSETS
CURRENT ASSETS:
Cash	$7,353	$6,389
Accounts receivable, net of allowance for doubtful accounts	3,107	4,095
Income tax receivable	219	-
Inventories
Parts and raw materials	5,858	5,644
Work in process	1,234	1,174
Finished goods	27	39
Total inventory, net of allowance	7,119	6,857
Prepaid expenses and other current assets	978	994
Total current assets	18,776	18,335

PROPERTY, PLANT AND EQUIPMENT:
Land and building	5,232	5,132
Aircraft	6,157	5,888
Machinery and equipment	3,922	3,639
Office furniture and fixtures	6,658	6,497
Leasehold improvements	4,032	4,032
	26,001	25,188
Accumulated depreciation	(15,725)	(14,506)
Total property, plant and equipment	10,276	10,682

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $5,164 at April 30, 2018 and $4,345 at April 30, 2017)	6,597	6,354

OTHER ASSETS:
Deferred tax asset	193	925
Other assets (net of accumulated amortization of $8,213 at April 30, 2018 and $6,904 at April 30, 2017)	5,589	6,482
Total other assets	5,782	7,407
Total assets	$41,431	$42,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$2,387	$2,604
Current maturities of long-term debt	1,612	2,297
Accounts payable	2,215	1,919
Customer deposits	1,396	892
Gaming facility mandated payment	1,219	1,227
Compensation and compensated absences	1,439	1,478
Income tax payable	-	589
Other current liabilities	162	129
Total current liabilities	10,430	11,135

LONG-TERM DEBT, NET OF CURRENT MATURITIES:	1,735	3,347
Total liabilities	12,165	14,482

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 66,196,854 shares, and outstanding 64,743,317 shares at April 30, 2018 and issued 65,273,896 shares, and outstanding 64,543,550 shares at April 30, 2017	662	652
Capital contributed in excess of par	14,231	13,980
Treasury stock at cost, 1,453,537 shares at April 30, 2018 and 730,346 shares at April 30, 2017	(951)	(764)
Retained earnings	10,060	9,719
Total Butler National Corporation's stockholders' equity	24,002	23,587
Noncontrolling interest in BHCMC, LLC	5,264	4,709
Total stockholders' equity	29,266	28,296
Total liabilities and stockholders' equity	$41,431	$42,778

The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED April 30, 2018 AND 2017

(in thousands, except per share data)

	2018	2017
REVENUES:
Professional services	$31,283	$30,849
Aerospace products	16,977	19,770
Total revenues	48,260	50,619

COSTS AND EXPENSES:
Cost of professional services	19,574	19,126
Cost of aerospace products	12,478	14,547
Marketing and advertising	3,799	4,276
Employee benefits	1,973	1,972
Depreciation and amortization	1,760	1,985
General, administrative and other	6,553	5,213
Total costs and expenses	46,137	47,119

OPERATING INCOME	2,123	3,500

OTHER INCOME (EXPENSE):
Interest expense	(331)	(403)
Other income (expense), net	4	(16)
Gain on sale and disposal of assets	-	1
Total other income (expense)	(327)	(418)

INCOME BEFORE INCOME TAXES	1,796	3,082

PROVISION (BENEFIT) FOR INCOME TAXES
Provision (benefit) for income taxes	(192)	589
Deferred income tax	732	179
NET INCOME	1,256	2,314

Net income attributable to noncontrolling interest in BHCMC, LLC	(915)	(780)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$341	$1,534

BASIC EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$.01	$.02

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,387,694	63,455,883

DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$.01	$.02

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,387,694	63,455,883

The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED April 30, 2018 AND 2017

(dollars in thousands)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stockholders' Equity BNC	Non controlling Interest in BHCMC	Total Stockholders' Equity
Balance, April 30, 2016	64,066,873	$640	$13,716	600,000	$(732)	$8,185	$21,809	$4,289	$26,098

Issuance of stock benefit plan	1,087,264	11	240	-	-	-	251	-	251

Stock issued as director fees	119,759	1	24	-	-	-	25	-	25

Stock repurchase	-	-	-	130,346	(32)	-	(32)	-	(32)

BHCMC distribution noncontrolling members	-	-	-	-	-	-	-	(360)	(360)

Net Income	-	-	-	-	-	1,534	1,534	780	2,314

Balance, April 30, 2017	65,273,896	652	13,980	730,346	(764)	9,719	23,587	4,709	28,296

Issuance of stock benefit plan	922,958	10	251	-	-	-	261	-	261

Stock repurchase	-	-	-	723,191	(187)	-	(187)	-	(187)

BHCMC distribution noncontrolling members	-	-	-	-	-	-	-	(360)	(360)

Net Income	-	-	-	-	-	341	341	915	1,256

Balance, April 30, 2018	66,196,854	$662	$14,231	1,453,537	$(951)	$10,060	$24,002	$5,264	$29,266

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED April 30, 2018 AND 2017

(dollars in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,256	$2,314
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,347	3,409
Stock issued for benefit plan	261	251
Stock issued to directors	-	25
Gain and loss on disposal of assets	-	(1)
Deferred income tax expense	732	179

Changes in operating assets and liabilities
Accounts receivable	988	(2,521)
Income tax receivable	(219)	-
Inventories	(262)	1,106
Prepaid expenses and other assets	14	(66)
Accounts payable	296	(99)
Customer deposits	504	634
Accrued liabilities	(628)	745
Gaming facility mandated payment	(8)	21
Other liabilities	33	4
Net cash provided by operating activities	6,314	6,001

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,289)	(3,180)
Proceeds from sale and disposal of assets	-	1
Net cash used in investing activities	(2,289)	(3,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings promissory notes, net	(217)	(1,384)
Borrowings of long-term debt	-	513
Repayments of long-term debt	(2,297)	(2,551)
Repurchase of common stock	(187)	(32)
Distribution to noncontrolling member	(360)	(360)
Net cash used in financing activities	(3,061)	(3,814)

NET INCREASE (DECREASE) IN CASH	964	(992)

CASH, beginning of year	6,389	7,381

CASH, end of year	$7,353	$6,389

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$331	$405
Income taxes paid	$615	$-

NON CASH INVESTING AND FINANCING ACTIVITY
None	$-	$-

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

SIGNIFICANT ACCOUNTING POLICIES:

a)

Accounts receivable: Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Allowance for doubtful accounts are calculated on the historical write-off of doubtful accounts of the individual subsidiaries. Invoices are generally considered a doubtful account if no payment has been made in the past 90 days. We review these policies on a quarterly basis, and based on these reviews, we believe we maintain adequate reserves. At April 30, 2018 and 2017, the allowance for doubtful accounts was $112 and $112 respectively.

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

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At April 30, 2018 and 2017, the estimate of obsolete inventory was $571 and $1,177 respectively.

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

e)

Long-Lived Assets: The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.

f)

Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $5,426 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417, and miscellaneous other assets of $1,459.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024.  There is no assurance of the Management Contract renewal.  The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of fifteen years.

Other assets net values are as follows:

(dollars in thousands)	2018	2017

Privilege fee	$5,500	$5,500
Less amortized costs	2,679	2,256
Privilege fee balance	$2,821	$3,244

Intangible gaming equipment	$5,426	$5,012
Less amortized costs	4,574	3,782
Intangible gaming equipment balance	$852	$1,230

JET autopilot intellectual property	$1,417	$1,417
Less amortized costs	960	866
JET autopilot balance	$457	$551

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

(dollars in thousands)	2018	2017

Direct labor	$2,494	$2,199
Direct materials	3,099	2,866
Consultant costs	1,922	1,922
Overhead	4,246	3,712
	11,761	10,699
Less-amortized costs	5,164	4,345
STC balance	$6,597	$6,354

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

k)	Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year.

The computation of the Company basic and diluted earnings per common share is as follows:

(in thousands, except per share data)	2018	2017

Net income attributable to Butler National Corporation	$341	$1,534
Weighted average common shares outstanding	64,387,694	63,455,883
Dilutive effect of non-qualified stock option plans	-	-
Weighted average common shares outstanding, assuming dilution	64,387,694	63,455,883
Potential common shares if all options were exercised and shares issued	64,387,694	63,455,883
Basic earnings per common share	$0.01	$0.02
Diluted earnings per common share	$0.01	$0.02

l)

Stock-based Compensation: The Company accounts for stock-based compensation under ASC Topic 505-50, "Share-Based Payment" and ASC 718, "Accounting for Stock-Based Compensation." These standards define a fair value based method of accounting for stock-based compensation. The cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

n)

Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2018 and 2017, we had $3,750 and $2,312, respectively in bank deposits that exceeded the federally insured limits.

o)

Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.

p)	Research and Development: We invested in research and development activities. The amount invested in the year ended April 30, 2018 and 2017 was $1,763 and $1,479 respectively.

q)

Recent Accounting Pronouncements:

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

2.	DEBT:

Principal amounts of debt at April 30, 2018 and 2017, consist of the following (in thousands):

Promissory Notes	2018	2017

Bank line of credit, available LOC $5.0 million interest at 3.4% due on demand, collateralized by a first and second position on all assets of the Company.	2,387	2,604
	$2,387	$2,604

Long-Term Debt
Note payable, interest at 6.25% paid off in 2018.	-	46

Note payable, interest at 5.75% due January 2020 collateralized by Aircraft Security Agreements.	270	412

Note payable, interest at bank prime (3.36 % at April 30, 2018) due August 2019, collateralized by real estate.	62	128

Note payable, interest at bank prime (3.36% at April 30, 2018) due March 2019, collateralized by real estate.	65	132

Note payable, interest at bank prime (4.46% at April 30, 2018) due March 2019, collateralized by real estate.	147	307

Note payable, interest at 6.25%, due June 2019, collateralized by real estate.	259	276

Note payable, interest at 4.89% due May 2020, collateralized by all of BNSC's assets and compensation due under the State Management contract.	2,464	3,560

Notes payable, interest at 4.5%, due April 2022, collateralized by equipment.	80	98

Obligations of BHCMC, LLC paid off in 2018.	-	685

	3,347	5,644
Less: Current maturities	1,612	2,297
	$1,735	$3,347

Maturities of long-term debt are as follows:

Year Ending April 30	Amount
2019	$1,612
2020	1,589
2021	124
2022	22
2023	-
Thereafter	-
$3,347

Financial and Other Covenants

We are in compliance with our covenants at April 30, 2018.

3.	INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2018 and 2017 are as follows (in thousands):

	April 30, 2018	April 30, 2017
Deferred tax liabilities:
Depreciation	$(112)	$-

Deferred tax assets:
Depreciation	-	309
Accounts receivable allowance	30	43
Inventory and other allowances	154	467
Vacation accruals	31	106
Jackpot reserves	26	-
R&D credits	64	-
Total gross deferred tax assets	193	925
Less valuation allowance	-	-
Net deferred tax assets	$193	$925

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	April 30, 2018	April 30, 2017
Statutory federal income tax rate expense, net of noncontrolling interest	30.00%	34.00%
State income tax, net of federal benefits	8.16%	1.93%
Permanent tax	11.33%	1.70%
Other	11.82%	(4.30)%
	61.31%	33.33%

Income tax expense:
Deferred income tax	$732	$179
Current income tax	(192)	589
Total income tax expense	$540	$768

Current income tax expense (benefit) of ($192) and $589 are comprised of ($295) and $550 in federal income tax and $103 and $39 in state income tax for the years ended April 30, 2018 and 2017, respectively.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its financial condition, results of operations or cashflow. Therefore, no reserve for uncertain income tax position, interest or penalties, have been recorded.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. Federal tax examinations for tax years beginning on May 1, 2013 and prior. There are no current tax examinations.

4.	STOCKHOLDERS' EQUITY:

Common Stock Transactions

During the year ended April 30, 2018, we issued 922,958 shares valued at $261 as the match to the Company 401(k) plan.

During the year ended April 30, 2017, we issued 1,087,264 shares valued at $251 as the match to the Company 401(k) plan.

5.	STOCK OPTIONS AND INCENTIVE PLANS

At April 30, 2018 we had no outstanding stock options.

In November 2016, the shareholders approved and adopted the Butler National Corporation 2016 Equity Incentive Plan. The maximum number of shares of common stock that may be issued under the Plan is 12.5 million. No equity awards have been made under the plan.

6.	STOCK REPURCHASE PROGRAM:

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $750 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2019.

The table below provides information with respect to common stock purchases by the Company during the year ended April 30, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$750
Quarter ended January 31, 2017 (a)	49,920	$0.20	49,920	$740
Quarter ended April 30, 2017	80,426	$0.27	80,426	$718
Quarter ended July 31, 2017	-	$-	-	$718
Quarter ended October 31, 2017	8,607	$0.30	8,607	$715
Quarter ended January 31, 2018 (b)	536,058	$0.26	536,058	$576
Quarter ended April 30, 2018 (c)	178,526	$0.25	178,526	$531
Total	853,537	$0.26	853,537
(a)	49,920 shares of common stock purchased were purchased through a private transaction
(b)	536,058 shares of common stock purchased were purchased through a private transaction
(c)	178,526 shares of common stock purchased were purchased through a private transaction

7.	COMMITMENTS AND CONTINGENCIES:

Lease and Rent Commitments (in thousands).

We lease and rent space with initial terms of (3) years, (5) years, ten (10) years, and twenty five (25) years. Total rental expense incurred for the years ended April 30, 2018 and 2017 was $5,228 and $5,180 respectively.

Minimum lease and rent agreement commitments under noncancelable operating leases and rental agreements for the next five (5) years are as follows:

Year Ending April 30	Amount
2019	$4,929
2020	4,946
2021	4,995
2022	5,037
2023	5,088
$24,995

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

We paid consulting fees of $135 and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2018 and 2017 respectively.

Included in accrued liabilities are $484 and $389 as of April 30, 2018 and 2017 respectively for amounts owed to our CEO for accrued compensation.

Included in other assets at April 30, 2018 and 2017 is $780 owed to us by the noncontrolling company of BHCMC, LLC for costs incurred on their behalf.

In fiscal 2018, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, Vice President, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of $236, $330 and $195, respectively, for fiscal 2018 and $225, $295, and $188, respectively, for fiscal 2017.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

9.	401(k) SAVINGS PLAN:

We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however, there are only two entry dates per calendar year. The Plan may match subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6% of the employee's salary. Employees are 100 percent vested in the employer's contributions immediately. Our matching contribution, as approved by the Board of Directors was paid in common stock of the Company.  The contribution amount was valued at the market price of the stock contributed in 2018 and 2017 was approximately $261 and $251 respectively.

10.	CONTINGENCY:

On December 29, 2017, BHCMC, received a ruling from the Kansas Supreme Court in the Matter of the Appeal of BHCMC, LLC d/b/a Boot Hill Casino & Resort, concerning the request for refund for sales/use taxes paid for slot machines owned by the Kansas Lottery. The Kansas Department of Revenue appealed from a Board of Tax Appeals summary decision granting a compensating use tax refund to BHCMC. The Kansas Supreme Court addressed “whether such a tax can be imposed on Boot Hill (BHCMC) for electronic gaming machines it does not—and, under the law and its management agreement with Kansas Lottery, cannot—own”. The Court ruled that “Boot Hill did not exercise a right or power incident to ownership of personal property in order to be subject to a compensating use tax for that property.” Because BHCMC has not exercised such a power or right, the Court affirmed Board of Tax Appeals' refund decision and the ruling of the Kansas Court of Appeals panel decision. Management makes no assurances related to collection of, or the timeliness of, any actions realizing any direct monetary effects, if any, of the ruling.  Therefore, the Company's accounting of these sales tax refunds will be recognized as other income when payment is received from the State of Kansas.

11.	INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:

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

Year ended April 30, 2018	Professional Services	Aerospace Products	Consolidated
Total revenues	$31,283	$16,977	$48,260
Depreciation and amortization	1,256	504	1,760
Operating income	1,721	402	2,123
Capital expenditures, net	631	1,658	2,289
Interest expense	-	-	(331)
Other income (expense)	-	-	4
Income before taxes	-	-	1,796
Income tax expense	-	-	540
Net income attributable to Butler National Corporation	-	-	341
Identifiable assets, net	21,538	19,893	41,431

Year ended April 30, 2017	Professional Services	Aerospace Products	Consolidated
Total revenues	$30,849	$19,770	$50,619
Depreciation and amortization	1,423	562	1,985
Operating income	1,622	1,878	3,500
Capital expenditures, net	2,296	884	3,180
Interest expense	-	-	(403)
Other income (expense)	-	-	(16)
Income before taxes	-	-	3,082
Income tax expense	-	-	768
Net income attributable to Butler National Corporation	-	-	1,534
Identifiable assets, net	21,863	20,915	42,778

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	2018	2017
Aerospace Products – one customer	12.3%	10.5%
Professional Services	-	-

In fiscal 2018 the Company derived 18.9% of total sales from five Aerospace customers. The top customer provided 12.3% of total sales while the next top four customers ranged from 1.2% to 2.0%.

12.	FAIR VALUE MEASUREMENTS:

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Promissory notes	$-	$-	$2,387	$2,387
Long-term debt	-	-	3,347	3,347
	$-	$-	$5,734	$5,734

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Promissory notes	$-	$-	$2,604	$2,604
Long-term debt	-	-	5,644	5,644
	$-	$-	$8,248	$8,248

13.	SUBSEQUENT EVENTS:

The Company evaluated its April 30, 2018 consolidated financial statements for subsequent events through July 20, 2018, the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.