Form 10-Q
period 2018-07-31
BUTLER NATIONAL CORP
filed 2018-09-14
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________

FORM 10-Q

_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 7, 2018 was 64,718,040 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of July 31, 2018 and April 30, 2018

(in thousands except per share data)

	July 31, 2018	April 30, 2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,545	$7,353
Accounts receivable	3,225	3,107
Income tax receivable, net	31	219
Inventories
Parts and raw materials	6,262	5,858
Work in process	1,222	1,234
Finished goods	26	27
Total inventory, net of allowance	7,510	7,119
Prepaid expenses and other current assets	1,440	978
Total current assets	19,751	18,776

PROPERTY, PLANT AND EQUIPMENT:
Land and building	5,232	5,232
Aircraft	6,157	6,157
Machinery and equipment	3,942	3,922
Office furniture and fixtures	6,724	6,658
Leasehold improvements	4,032	4,032
	26,087	26,001
Accumulated depreciation	(15,983)	(15,725)
Total property, plant and equipment	10,104	10,276

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $5,384 at July 31, 2018 and $5,164 at April 30, 2018)	6,518	6,597

OTHER ASSETS:
Deferred tax asset	193	193
Other assets (net of accumulated amortization of $8,485 at July 31, 2018 and $8,213 at April 30, 2018)	5,317	5,589
Total other assets	5,510	5,782
Total assets	$41,883	$41,431

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$1,676	$2,387
Current maturities of long-term debt	1,555	1,612
Accounts payable	1,927	2,215
Customer deposits	2,736	1,396
Gaming facility mandated payment	937	1,219
Compensation and compensated absences	1,258	1,439
Other current liabilities	223	162
Total current liabilities	10,312	10,430

LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,389	1,735
Total liabilities	11,701	12,165

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation’s stockholders’ equity
Preferred stock, par value $5:
Authorized 50,000,000 shares, all classes
Designated Classes A and B 200,000 shares
$100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 66,196,854 and outstanding 64,718,040 shares at July 31, 2018 and issued 66,196,854 and outstanding 64,743,317 shares at April 30, 2018	662	662
Capital contributed in excess of par	14,231	14,231
Treasury stock at cost, 1,478,814 shares at July 31, 2018 and 1,453,537 shares at April 30, 2018	(957)	(951)
Retained earnings	10,569	10,060
Total stockholders' equity Butler National Corporation	24,505	24,002
Noncontrolling interest in BHCMC, LLC	5,677	5,264
Total stockholders' equity	30,182	29,266
Total liabilities and stockholders' equity	$41,883	$41,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2018 AND 2017

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED July 31,
	2018	2017
REVENUE:
Professional Services	$7,948	$7,439
Aerospace Products	5,456	4,210
Total revenue	13,404	11,649

COSTS AND EXPENSES:
Cost of Professional Services	4,812	4,834
Cost of Aerospace Products	4,130	3,033
Marketing and advertising	975	853
Employee benefits	505	476
Depreciation and amortization	388	482
General, administrative and other	1,693	1,325
Total costs and expenses	12,503	11,003

OPERATING INCOME	901	646

OTHER INCOME (EXPENSE):
Interest expense	(70)	(86)
Refund of sales/use tax	279	-
Total other income (expense)	209	(86)

INCOME BEFORE INCOME TAXES	1,110	560

PROVISION FOR INCOME TAXES
Provision for income taxes	188	134

NET INCOME	922	426
Net income attributable to noncontrolling interest in BHCMC, LLC	(413)	(188)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$509	$238

BASIC EARNINGS PER COMMON SHARE	$0.01	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,743,042	64,543,550

DILUTED EARNINGS PER COMMON SHARE	$0.01	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,743,042	64,543,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2018 AND 2017

(in thousands)

(unaudited)

	THREE MONTHS ENDED July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$922	$426
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	750	894

Changes in assets and liabilities
Accounts receivable	(118)	314
Income tax receivable	188	-
Inventories	(391)	(218)
Prepaid expenses and other current assets	(462)	(220)
Accounts payable	(288)	(66)
Customer deposits	1,340	306
Accrued liabilities	(181)	(199)
Gaming facility mandated payment	(282)	(374)
Other current liabilities	61	69
Net cash provided by operating activities	1,539	932

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(227)	(730)
Net cash used in investing activities	(227)	(730)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of promissory notes, net	(711)	(76)
Repayments of long-term debt	(403)	(614)
Repurchase of common stock	(6)	-
Net cash used in financing activities	(1,120)	(690)

NET INCREASE (DECREASE) IN CASH	192	(488)

CASH, beginning of period	7,353	6,389

CASH, end of period	$7,545	$5,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$71	$86
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2018. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2018 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2019.

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

2. Net Income Per Share: Butler National Corporation (“the Company”) follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings per share would be excluded. The number of potential common shares as of July 31, 2018 is 64,718,040.

3. Revenue Recognition: Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On May 1, 2018, the Company adopted Topic 606, using the modified retrospective transition method applied to those contracts which were not completed as of May 1, 2018. Results for reporting periods beginning after May 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no adjustment to beginning accumulated deficit on May 1, 2018 due to the impact of adopting Topic 606.

Under ASC 606, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. To achieve this core principal, the Company applies the following five steps:

1)    Identify the contract, or contracts, with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

2)    Identification of the performance obligations in the contract

At contract inception, an entity shall assess the goods or services promised in a contract with a customer and shall identify as a performance obligation each promise to transfer to the customer. Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3)    Determination of the transaction price

The transaction price is the amount that an entity allocates to the performance obligations identified in the contract and, therefore, represents the amount of revenue recognized as those performance obligations are satisfied. The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer.

The transaction price is the amount that an entity allocates to the performance obligations identified in the contract and, therefore, represents the amount of revenue recognized as those performance obligations are satisfied. The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer.

4)    Allocation of the transaction price to the performance obligations in the contract

Once a contract and associated performance obligations have been identified and the transaction price has been determined, ASC 606 requires an entity to allocate the transaction price to each performance obligation identified. This is generally done in proportion to the standalone selling prices of each performance obligation (i.e., on a relative standalone selling price basis). As a result, any discount within the contract generally is allocated proportionally to all of the separate performance obligations in the contract. The Company is applying the right to invoice practical expedient to recognize revenue. As a result, the entity bypasses the steps of determining the transaction price, allocating that transaction price and determining when to recognize revenue as it will recognize revenue as billed by multiplying the price assigned to the good or service, by the units.

5)    Recognition of revenue when, or as, we satisfy a performance obligation

Revenue is recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. Control transfers either over time or at a point in time. Revenue is recognized when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Aircraft modifications are performed under fixed-price contracts. Revenue from fixed-priced contracts are recognized on the percentage-of-completion method, measured by the direct labor incurred compared to total estimated direct labor.

Revenue from Avionics products are recognized when shipped. Payment for these Avionics products is due within 30 days of the invoice date after shipment. Revenue from Gaming Management and other Corporate/Professional Services is recognized as the service is rendered.

Regarding warranties and returns, our products are special order and are not suitable for return. Our products are unique upon installation and tested prior to their release to the customer and acceptance by the customer. In the rare event of a warranty claim, the claim is processed through the normal course of business and may include additional charges to the customer. In our opinion, any future warranty work would not be material to the consolidated financial statements.

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

4. Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or market. Inventories include material, labor and factory overhead required in the production of our products.

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At July 31, 2018 and April 30, 2018, the estimate of obsolete inventory was $571 and $571 respectively.

5. Research and Development: We invested in research and development activities. The amount invested in the three months ended July 31, 2018 and 2017 was $318 and $398 respectively.

6. Debt: At July 31, 2018, the Company was utilizing a promissory note in the form of a line of credit totaling $5.0 million. The unused line at July 31, 2018 was $3.3 million. These funds were primarily used for the purchase of inventories and aircraft modification Supplemental Type Certificate ("STC") development costs for modifications and avionics. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At July 31, 2018, there was one note with an interest rate of 5.75% collateralized by aircraft security agreements totaling $233. This note was used for the purchase and modifications of collateralized aircraft. This note matures in January 2020.

At July 31, 2018, there are three notes at a bank totaling $200 collateralized by real estate located in Olathe, Kansas and Tempe, Arizona. The interest rates on these notes range from 3.36% to 4.46%. The due date for the notes is March 2019.

At July 31, 2018, there is one note totaling $255 collateralized by real estate in Dodge City, Kansas. The interest rate on this note is 6.25%. This note matures in June 2019.

At July 31, 2018, there is one note collateralized by equipment with a balance of $76. The interest rate on this note is 4.5%. This note matures in April 2022.

At July 31, 2018, there is one note at a bank totaling $2.2 million with an interest rate of 4.89%. The proceeds were used primarily to pay off obligations with BHCI (a non-controlling owner of BHCMC, LLC). This note matures in May 2020.

We are not in default of any of our notes as of July 31, 2018.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2019 and beyond.

7. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $5,426 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417 and miscellaneous other assets of $1,459.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024.  There is no assurance of the Management Contract renewal.  The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of 15 years.

8. Stock Options and Incentive Plans: At July 31, 2018 we had no outstanding stock options.

In November 2016, the shareholders approved and adopted the Butler National Corporation 2016 Equity Incentive Plan. The maximum number of shares of common stock that may be issued under the Plan is 12.5 million. No equity awards have been made under the plan.

9. Stock Repurchase Program

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $750 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2019.

The table below provides information with respect to common stock purchases by the Company through July 31, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$750
Quarter ended January 31, 2017 (a)	49,920	$0.20	49,920	$740
Quarter ended April 30, 2017	80,426	$0.27	80,426	$718
Quarter ended July 31, 2017	-	$-	-	$718
Quarter ended October 31, 2017	8,607	$0.30	8,607	$715
Quarter ended January 31, 2018 (a)	536,058	$0.26	536,058	$576
Quarter ended April 30, 2018 (a)	178,526	$0.25	178,526	$531
Quarter ended July 31, 2018 (a)	25,277	$0.26	25,277	$525
Total	878,814	$0.26	878,814
(a)	These shares of common stock purchased were purchased through a private transaction

10. Contingency

On December 29, 2017, BHCMC, received a ruling from the Kansas Supreme Court in the Matter of the Appeal of BHCMC, LLC d/b/a Boot Hill Casino & Resort, concerning the request for refund for sales/use taxes paid for slot machines owned by the Kansas Lottery. The Kansas Department of Revenue appealed from a Board of Tax Appeals summary decision granting a compensating use tax refund to BHCMC. The Kansas Supreme Court addressed “whether such a tax can be imposed on Boot Hill (BHCMC) for electronic gaming machines it does not—and, under the law and its management agreement with Kansas Lottery, cannot—own”. The Court ruled that “Boot Hill did not exercise a right or power incident to ownership of personal property in order to be subject to a compensating use tax for that property.” Because BHCMC has not exercised such a power or right, the Court affirmed Board of Tax Appeals' refund decision and the ruling of the Kansas Court of Appeals panel decision. Management makes no assurances related to collection of, or the timeliness of, any actions realizing any direct monetary effects, if any, of the ruling. Therefore, the Company’s accounting of these sales/use tax refunds will be recognized as other income when payment is received from the State of Kansas.

For the quarter ended July 31, 2018, $279 was reported as a refund of sales/use tax in the consolidated statement of operations in connection with the above ruling. In addition, $1.3 million was received in August of 2018.

11. Subsequent Events:

The Company evaluated its July 31, 2018 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events, other than the activity described in Note 10, that would require recognition or disclosure in the financial statements.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

Forward-Looking Statements

Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A (Risk Facotrs) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2018, and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2018, including the following factors:

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

We have two separate reporting segments: Aerospace Products and Professional Services. Aerospace Products and Professional Services do not share the same customers and suppliers and have substantially distinct businesses. The Aerospace Products operating segment provides products and services in the aerospace industry. Companies in Aerospace Products derive their revenue from system design, engineering, manufacturing, integration, installation, repairing, overhauling, servicing and distribution of aerostructures, avionics, aircraft components, accessories, subassemblies and systems. The Professional Services operating segment provides services in the gaming industry. Professional Services companies manage two gaming and entertainment facilities and provide architectural and engineering services. These reporting segments operate through various subsidiaries and affiliates listed in the Company’s fiscal year 2018 Annual Report on Form 10-K.

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

Special Mission Electronics. We supply defense-related, commercial off-the-shelf products to various commercial entities and government agencies and subcontractors in order to update or extend the useful life of aircraft with older components and technology. These products include:

●	Cabling	●	HangFire Override Modules

●	Electronic control systems	●	Test equipment

●	Gun Control Units for Apache and Blackhawk helicopters	●	Gun Control Units for land and sea based military vehicles

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

Boot Hill. BNSC, via BHCMC, LLC (“BHCMC”), a company in Professional Services, has managed The Boot Hill Casino and Resort Conference Center in Dodge City, Kansas (“Boot Hill”) since 2009 pursuant to the Lottery Gaming Facility Management Contract, by and among BNSC, BHCMC and the Kansas Lottery, originally dated December 8, 2009, as subsequently amended (“Boot Hill Agreement”). As required by Kansas law, all games, gaming equipment and gaming operations at Boot Hill are owned and operated by the Kansas Lottery.

The Stables. Since 1998, Butler National Service Corporation, a company in Professional Services and our wholly-owned subsidiary, has managed a Modoc Tribe of Oklahoma owned casino known as The Stables Casino in Miami, Oklahoma (“The Stables”) pursuant to the Stables Management Agreement originally dated December 12, 1996 and approved by the NIGC on January 14, 1997 as subsequently amended (the “Stables Agreement”). Under the terms of the Stables Agreement, BNSC receives twenty percent (20%) of the net profits from The Stables. The Stables Agreement expires in September 30, 2018, and renewal is not planned.

Architectural and Engineering Services. Companies in Professional Services provide licensed architectural, including commercial and industrial building design, and engineering services.

Results Overview

The three months ending July 31, 2018 revenue increased 15% to $13.4 million compared to $11.6 million in the three months ending July 31, 2017. In the three months ending July 31, 2018 the professional services revenue was $7.9 million compared to $7.4 million in the three months ending July 31, 2017, an increase of 7%. In the three months ending July 31, 2018 the Aerospace Products revenue was $5.5 million compared to $4.2 million in the three months ending July 31, 2017, an increase of 30%.

The three months ending July 31, 2018 net income increased to $509 compared to a net income of $238 in the three months ending July 31, 2017.  The three months ending July 31, 2018, operating income increased to $901, from an operating income of $646 in the three months ending July 31, 2017.

RESULTS OF OPERATIONS

THREE MONTHS ENDING JULY 31, 2018 COMPARED TO THREE MONTHS ENDING JULY 31, 2017

(dollars in thousands)	Three Months Ended July 31, 2018	Percent of Total Revenue	Three Months Ended July 31, 2017	Percent of Total Revenue	Percent Change 2017-2018
Revenue:
Professional Services	$7,948	59%	$7,439	64%	7%
Aerospace Products	5,456	41%	4,210	36%	30%
Total revenue	13,404	100%	11,649	100%	15%

Costs and expenses:
Costs of Professional Services	4,812	36%	4,834	42%	0%
Cost of Aerospace Products	4,130	31%	3,033	26%	36%
Marketing and advertising	975	7%	853	7%	14%
Employee benefits	505	4%	476	4%	6%
Depreciation and amortization	388	3%	482	4%	-20%
General, administrative and other	1,693	12%	1,325	11%	28%
Total costs and expenses	12,503	93%	11,003	94%	14%
Operating income	$901	7%	$646	6%	39%

Revenue:

Revenue increased 15% to $13.4 million in the three months ended July 31, 2018, compared to $11.6 million in the three months ended July 31, 2017. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 7% for the three months to $7.9 million at July 31, 2018 compared to $7.4 million in the three months ended July 31, 2017.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 30% for the three months to $5.5 million at July 31, 2018 compared to $4.2 million at July 31, 2017.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 14% in the three months ended July 31, 2018 to $12.5 million compared to $11.0 million in the three months ended July 31, 2017. Costs and expenses were 93% of total revenue in the three months ended July 31, 2018, as compared to 94% of total revenue in the three months ended July 31, 2017.

Costs of Professional Services remained constant in the three months ended July 31, 2018 at $4.8 million compared to $4.8 million in the three months ended July 31, 2017. Costs were 36% of total revenue in the three months ended July 31, 2018, as compared to 42% of total revenue in the three months ended July 31, 2017.

Costs of Aerospace Products increased by 36% in the three months ended July 31, 2018 to $4.1 million compared to $3.0 million for the three months ended July 31, 2017. Costs were 31% of total revenue in the three months ended July 31, 2018, as compared to 26% of total revenue in the three months ended July 31, 2017.

Marketing and advertising expenses increased by 14% in the three months ended July 31, 2018, to $975 compared to $853 in the three months ended July 31, 2017. Expenses were 7% of total revenue in the three months ended July 31, 2018, as compared to 7% of total revenue in the three months ended July 31, 2017. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the three months ended July 31, 2018, compared to 4% in the three months ended July 31, 2017. These expenses increased to $505 in the three months ended July 31, 2018, from $476 in the three months ended July 31, 2017. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 3% in the three months ended July 31, 2018, compared to 4% in the three months ended July 31, 2017. These expenses decreased 20% to $388 in the three months ended July 31, 2018, from $482 in the three months ended July 31, 2017. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the three months ended July 31, 2018 was $245 compared to $351 in the three months ended July 31, 2017.

General, administrative and other expenses as a percent of total revenue was 12% in the three months ended July 31, 2018, compared to 11% in the three months ended July 31, 2017. These expenses increased 28% to $1.7 million in the three months ended July 31, 2018, from $1.3 million in the three months ended July 31, 2017.

Other income (expense):

Interest expense and other income were $209 in the three months ended July 31, 2018, compared with interest expense and other income of ($86) in the three months ended July 31, 2017.  Interest related to obligations of BHCMC, LLC was $29 in the three months ended July 31, 2018 compared to $43 in the three months ended July 31, 2017.

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

The following table presents a summary of our operating segment information for the three months ended July 31, 2018 and July 31, 2017:

(dollars in thousands)	Three Months Ended July 31, 2018	Percent of Total Revenue	Three Months Ended July 31, 2017	Percent of Total Revenue	Percent Change 2017-2018
Professional Services
Revenue
Boot Hill Casino	$7,841	99%	$7,299	98%	7%
Management/Professional Services	107	1%	140	2%	-24%
Revenue	7,948	100%	7,439	100%	7%

Costs of Professional Services	4,812	60%	4,834	65%	0%
Expenses	2,592	33%	2,252	30%	15%
Total costs and expenses	7,404	93%	7,086	95%	4%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$544	7%	$353	5%	54%

(dollars in thousands)	Three Months Ended July 31, 2018	Percent of Total Revenue	Three Months Ended July 31, 2017	Percent of Total Revenue	Percent Change 2017-2018
Aerospace Products
Revenue	$5,456	100%	$4,210	100%	30%

Costs of Aerospace Products	4,130	75%	3,033	72%	36%
Expenses	969	18%	884	21%	10%
Total costs and expenses	5,099	93%	3,917	93%	30%

Aerospace Products operating income	$357	7%	$293	7%	22%

Professional Services

●

Revenue from Professional Services increased 7% for the three months ended July 31, 2018 to $7.9 million compared to $7.4 million for the three months ended July 31, 2017.

In the three months ended July 31, 2018 Boot Hill Casino received gross receipts for the State of Kansas of $10.4 million compared to $9.7 million for the three months ended July 31, 2017. Mandated fees, taxes and distributions reduced gross receipts by $3.4 million resulting in gaming revenue of $7.0 million for the three months ended July 31, 2018, compared to a reduction to gross receipts of $3.3 million resulting in gaming revenue of $6.4 million for the three months ended July 31, 2017.  Non-gaming revenue at Boot Hill Casino increased to $876 for the three months ended July 31, 2018, compared to $873 for the three months ended July 31, 2017.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 24% to $107 for the three months ended July 31, 2018, compared to $140 for the three months ended July 31, 2017.

●

Costs of Professional Services remained constant in the three months ended July 31, 2018 at $4.8 million compared to $4.8 million in the three months ended July 31, 2017. Costs were 60% of segment total revenue in the three months ended July 31, 2018, as compared to 65% of segment total revenue in the three months ended July 31, 2017.

●

Expenses increased 15% in the three months ended July 31, 2018 to $2.6 million compared to $2.3 million in the three months ended July 31, 2017. Expenses were 33% of segment total revenue in the three months ended July 31, 2018, as compared to 30% of segment total revenue in the three months ended July 31, 2017.

Aerospace Products

●

Revenue increased 30% to $5.5 million in the three months ended July 31, 2018, compared to $4.2 million in the three months ended July 31, 2017. The increase in revenue was due to an increase of $762 in modification business and a $484 increase in avionics business. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs of Aerospace Products increased by 36% in the three months ended July 31, 2018 to $4.1 million compared to $3.0 million for the three months ended July 31, 2017.  Costs were 75% of segment total revenue in the three months ended July 31, 2018, as compared to 72% of segment total revenue in the three months ended July 31, 2017.

●

Expenses increased 10% in the three months ended July 31, 2018 to $969 compared to $884 in the three months ended July 31, 2017.  Expenses were 18% of segment total revenue in the three months ended July 31, 2018, as compared to 21% of segment total revenue in the three months ended July 31, 2017.

Employees

Other than persons employed by our gaming subsidiaries there were 93 full time and 6 part time employees on July 31, 2018, compared to 87 full time and 2 part time employees on July 31, 2017. As of September 7, 2018, staffing is 95 full time and 3 part time employees. Our staffing at Boot Hill Casino & Resort on July 31, 2018 was 186 full time and 66 part time employees compared to 173 full time and 90 part time employees on July 31, 2017. At September 7, 2018 there are 182 full time and 68 part time employees. None of the employees are subject to any collective bargaining agreements.

Liquidity and Capital Resources

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2019 and beyond.

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

Analysis and Discussion of Cash Flow

During the three months ended July 31, 2018 our cash position increased by $192. Net income was $922 for the three months ended July 31, 2018. Cash flows provided by operating activities was $1.5 million for the three months ended July 31, 2018. Non-cash activities consisting of depreciation and amortization provided $750 million. Customer deposits increased our cash position by $1.3 million while inventories decreased our cash position by $391. Accounts receivable decreased our cash position by $118. Gaming facility mandated payments decreased our cash position by $282. Prepaid expenses and other assets decreased our cash by $462. A decrease in accounts payable, a decrease in accrued expenses, and an increase in other current liabilities decreased our cash by an additional $408.

Cash used in investing activities was $227 for the three months ended July 31, 2018. We invested $20 to purchase equipment, $66 in furniture and fixtures and $141 to develop and enhance STCs.

Cash used in financing activities was $1.1 million for the three months ended July 31, 2018. We made repayments on our debt of $403 and decreased promissory notes by $711. We purchased company stock of $6. The stock was acquired and placed in treasury.

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

Revenue Recognition: See footnote 3 to the consolidated financial statements.

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

Significant estimates include assumptions about collection of accounts receivable, inventory obsolescence, the valuation of long-lived assets, including the STC’s, valuation for deferred tax assets and useful life of fixed and other long-term assets.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2019. From fiscal year 2018 to fiscal year 2019 most of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2019 and 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 under the Securities Exchange Act of 1934 and are not required to provide the information required under this item.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2018.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the three months ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of July 31, 2018, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K for the fiscal year ended April 30, 2018.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the first fiscal quarter of 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2018 - May 31, 2018	-	$-	-	$531,000
June 1, 2018 – June 30, 2018	-	$-	-	$531,000
July 31, 2018 - July 31, 2018	25,277	$0.26	25,277	$525,000
Total	25,277	$0.26	25,277
(a) Our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $500,000. The timing and amount of any share repurchases will be determined by Butler National's management based on market conditions and other factors. The program is currently authorized through May 1, 2018.

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

101

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2018 and April 30, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

September 14, 2018	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

September 14, 2018	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2018 and April 30, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.