Form 10-Q
period 2018-10-31
BUTLER NATIONAL CORP
filed 2018-12-14
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________

FORM 10-Q

_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 14, 2018 was 64,237,185 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 31, 2018 and April 30, 2018

(in thousands except per share data)

	October 31, 2018	April 30, 2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$8,972	$7,353
Accounts receivable	4,268	3,107
Income tax receivable, net	-	219
Inventories
Parts and raw materials	6,187	5,858
Work in process	1,349	1,234
Finished goods	24	27
Total inventory net of allowances	7,560	7,119
Prepaid expenses and other current assets	1,259	978
Total current assets	22,059	18,776

PROPERTY, PLANT AND EQUIPMENT:
Land and building	5,268	5,232
Aircraft	6,157	6,157
Machinery and equipment	3,978	3,922
Office furniture and fixtures	6,854	6,658
Leasehold improvements	4,032	4,032
	26,289	26,001
Accumulated depreciation	(16,249)	(15,725)
Total property, plant and equipment	10,040	10,276

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $5,606 at October 31, 2018 and $5,164 at April 30, 2018)	6,196	6,597

OTHER ASSETS:
Deferred tax asset	193	193
Other assets (net of accumulated amortization of $8,757 at October 31, 2018 and $8,213 at April 30, 2018)	5,045	5,589
Total other assets	5,238	5,782
Total assets	$43,533	$41,431

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$670	$2,387
Current maturities of long-term debt	1,498	1,612
Accounts payable	1,935	2,215
Customer deposits	2,425	1,396
Gaming facility mandated payment	1,235	1,219
Compensation and compensated absences	1,803	1,439
Income taxes payable	501	-
Other current liabilities	291	162
Total current liabilities	10,358	10,430

LONG-TERM DEBT, NET OF CURRENT MATURITIES	1,040	1,735
Total liabilities	11,398	12,165

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation’s stockholders’ equity
Preferred stock, par value $5:
Authorized 50,000,000 shares, all classes
Designated Classes A and B 200,000 shares
$100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 66,196,854 and outstanding 64,237,185 shares at October 31, 2018 and issued 66,196,854 and outstanding 64,743,317 shares at April 30, 2018	662	662
Capital contributed in excess of par	14,231	14,231
Treasury stock at cost, 1,959,669 shares at October 31, 2018 and 1,453,537 at April 30, 2018	(1,101)	(951)
Retained earnings	12,290	10,060
Total stockholders' equity Butler National Corporation	26,082	24,002
Noncontrolling interest in BHCMC, LLC	6,053	5,264
Total stockholders' equity	32,135	29,266
Total liabilities and stockholders' equity	$43,533	$41,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2018 AND 2017

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED October 31,
	2018	2017
REVENUE:
Professional Services	$7,858	$7,342
Aerospace Products	7,439	3,814
Total revenue	15,297	11,156

COSTS AND EXPENSES:
Cost of Professional Services	4,926	4,763
Cost of Aerospace Products	4,331	2,800
Marketing and advertising	1,060	956
Employee benefits	481	459
Depreciation and amortization	395	500
General, administrative and other	2,286	1,361
Total costs and expenses	13,479	10,839

OPERATING INCOME	1,818	317

OTHER INCOME (EXPENSE):
Interest expense	(55)	(81)
Refund of sales/use tax	1,330	-
Total other income (expense)	1,275	(81)

INCOME BEFORE INCOME TAXES	3,093	236

PROVISION FOR INCOME TAXES
Deferred income tax expense	-	-
Provision for income taxes	637	47

NET INCOME	2,456	189
Net income attributable to noncontrolling interest in BHCMC, LLC	(735)	(105)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$1,721	$84

BASIC EARNINGS PER COMMON SHARE	$0.03	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,820,359	64,542,699

DILUTED EARNINGS PER COMMON SHARE	$0.03	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,820,359	64,542,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2018 AND 2017

(in thousands, except per share data)

(unaudited)

	SIX MONTHS ENDED October 31,
	2018	2017
REVENUE:
Professional Services	$15,806	$14,781
Aerospace Products	12,895	8,024
Total revenue	28,701	22,805

COSTS AND EXPENSES:
Cost of Professional Services	9,738	9,596
Cost of Aerospace Products	8,461	5,833
Marketing and advertising	2,035	1,810
Employee benefits	987	935
Depreciation and amortization	783	982
General, administrative and other	3,979	2,686
Total costs and expenses	25,983	21,842

OPERATING INCOME	2,718	963

OTHER INCOME (EXPENSE):
Interest expense	(124)	(167)
Refund of sales/use tax	1,610	-
Total other income (expense)	1,486	(167)

INCOME BEFORE INCOME TAXES	4,204	796

PROVISION FOR INCOME TAXES
Deferred income tax expense	-	-
Provision for income taxes	825	181

NET INCOME	3,379	615
Net income attributable to noncontrolling interest in BHCMC, LLC	(1,149)	(293)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$2,230	$322

BASIC EARNINGS PER COMMON SHARE	$0.03	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,260,774	64,543,127

DILUTED EARNINGS PER COMMON SHARE	$0.03	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,260,774	64,543,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2018 AND 2017

(in thousands)

(unaudited)

	SIX MONTHS ENDED October 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,379	$615
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,510	1,819

Changes in assets and liabilities
Accounts receivable	(1,161)	1,203
Inventories	(441)	(540)
Prepaid expenses and other current assets	(281)	(57)
Income tax receivable	219	-
Accounts payable	(280)	(525)
Customer deposits	1,029	(524)
Accrued liabilities	865	(622)
Gaming facility mandated payment	16	(67)
Other current liabilities	129	130
Net cash provided by operating activities	4,984	1,432

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(329)	(1,189)
Net cash used in investing activities	(329)	(1,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of promissory notes, net	(1,717)	347
Repayments of long-term debt	(809)	(1,224)
Distribution to non-controlling member	(360)	(360)
Purchase of Common Stock	(150)	(3)
Net cash used in financing activities	(3,036)	(1,240)

NET INCREASE (DECREASE) IN CASH	1,619	(997)

CASH, beginning of period	7,353	6,389

CASH, end of period	$8,972	$5,392

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$126	$167
Income taxes paid	$105	$609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2018. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2018 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2019.

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

2. Net Income Per Share: Butler National Corporation ("the Company") follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings per share are excluded. The number of potential common shares as of October 31, 2018 is 64,237,185.

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

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At October 31, 2018 and April 30, 2018, the estimate of obsolete inventory was $571 and $571 respectively.

5. Research and Development: We invested in research and development activities. The amount invested in the six months ended October 31, 2018 and 2017 was $620 and $720 respectively.

6. Debt: At October 31, 2018, the Company was utilizing a line of credit totaling $5,000. The unused line at October 31, 2018 was $4,330. These funds were primarily used for the purchase of inventories and aircraft modification Supplemental Type Certificate ("STC") development costs for modifications and avionics. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At October 31, 2018, there was one note with an interest rate of 5.75% collateralized by aircraft security agreements totaling $195. This note was used for the purchase and modifications of collateralized aircraft. This note matures in January 2020.

At October 31, 2018, there are three notes at a bank totaling $126 collateralized by real estate located in Olathe, Kansas and Tempe, Arizona. The interest rates on these notes range from 3.36% to 4.46%. The due date for the notes is March 2019.

At October 31, 2018, there is one note totaling $250 collateralized by real estate in Dodge City, Kansas. The interest rate on this note is 6.25%. This note matures in June 2019.

At October 31, 2018, there is one note collateralized by equipment with a balance of $71. The interest rate on this note is 4.5%. This note matures in April 2022.

At October 31, 2018, there is one note at a bank totaling $1,896 with an interest rate of 4.89%. The proceeds were used primarily to pay off obligations with BHCI (a non-controlling owner of BHCMC, LLC). This note matures in May 2020.

We are not in default of any of our notes as of October 31, 2018.

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

8. Stock Options and Incentive Plans: At October 31, 2018 we had no outstanding stock options.

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

The table below provides information with respect to common stock purchases by the Company through October 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$750
Quarter ended January 31, 2017 (a)	49,920	$0.20	49,920	$740
Quarter ended April 30, 2017	80,426	$0.27	80,426	$718
Quarter ended July 31, 2017	-	$-	-	$718
Quarter ended October 31, 2017	8,607	$0.30	8,607	$715
Quarter ended January 31, 2018 (a)	536,058	$0.26	536,058	$576
Quarter ended April 30, 2018 (a)	178,526	$0.25	178,526	$531
Quarter ended July 31, 2018 (a)	25,277	$0.26	25,277	$525
Quarter ended October 31, 2018 (a)	480,855	$0.30	480,855	$381
Total	1,359,669	$0.27	1,359,669

(a) These shares of common stock purchased were purchased through private transactions.

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

For the six months ended October 31, 2018, $1.6 million was reported as a refund of sales/use tax, including $1.3 million in the three months ended October 31, 2018, in the consolidated statement of operations in connection with the above ruling. In addition, $368 was received in November of 2018.

11.  Subsequent Events:

The Company evaluated its October 31, 2018 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements, other than the activity described in Note 10, that would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

Forward-Looking Statements

Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2018, and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

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

We have two separate reporting segments: Aerospace Products and Professional Services. Aerospace Products and Professional Services do not share the same customers and suppliers and have substantially distinct businesses. The Aerospace Products operating segment provides products and services in the aerospace industry. Companies in Aerospace Products derive their revenue from system design, engineering, manufacturing, integration, installation, repairing, overhauling, servicing and distribution of aerostructures, avionics, aircraft components, accessories, subassemblies and systems. The Professional Services operating segment provides services in the gaming industry. Professional Services companies manage a gaming and entertainment facility and provide architectural and engineering services. These reporting segments operate through various subsidiaries and affiliates listed in the Company’s fiscal year 2018 Annual Report on Form 10-K.

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

Products. The products that the companies within this group design, engineer, manufacture, integrate, install, repair and service include:

●Aerial surveillance products	●GARMIN GTN Global Position System Navigator with Communication Transceiver
●Aerodynamic enhancement products	●J.E.T autopilot products
●Airspeed and altimeter systems	●Load sharing systems and switching equipment
●Avcon Fins	●Noise suppression systems
●ADS-B systems	●Rate gyroscopes
●Conversion of passenger configurations to cargo	●Replacement vertical accelerometers
●Cargo/sensor carrying pods	●Transient suppression devices
●Electronic navigation instruments, radios and transponders	●Attitude heading reference systems

Modifications. The companies in Aerospace Products have authority pursuant to Supplemental Type Certificates (“STCs”) and Parts Manufacturer Approval (“PMA”), issued by the Federal Aviation Administration, to build required parts and subassemblies and to make applicable installations. Companies in Aerospace Products perform modifications in the aviation industry including:

●Aerial photograph capabilities	●Extended tip fuel tanks
●Aerodynamic improvements	●Radar systems
●Avionics systems	●Reduced vertical separation minimums
●Cargo doors	●Special mission modifications
●Conversion from passenger to freighter configuration	●Stability enhancements
●Extended doors	●Traffic collision avoidance systems

Special Mission Electronics. We supply defense-related, commercial off-the-shelf products to various commercial entities and government agencies and subcontractors in order to update or extend the useful life of aircraft with older components and technology. These products include:

●Cabling	●HangFire Override Modules
●Electronic control systems	●Test equipment
●Gun Control Units for Apache and Blackhawk helicopters	●Gun Control Units for land and sea based military vehicles

Professional Services. The Professional Services segment includes the management of gaming facilities and related dining and entertainment facilities in Kansas and Oklahoma. We currently manage a gaming and entertainment facility. Boot Hill Casino and Resort features approximately 640 slot machines and 20 table games. Companies in Professional Services also provide licensed architectural services, including commercial and industrial building design, and engineering services.

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

The Stables. Since 1998, Butler National Service Corporation, a company in Professional Services and our wholly-owned subsidiary, has managed a Modoc Tribe of Oklahoma owned casino known as The Stables Casino in Miami, Oklahoma (“The Stables”) pursuant to the Stables Management Agreement originally dated December 12, 1996 and approved by the NIGC on January 14, 1997 as subsequently amended (the “Stables Agreement”). Under the terms of the Stables Agreement, BNSC receives twenty percent (20%) of the net profits from The Stables. The Stables Agreement expired on September 30, 2018, and was not renewed.

Architectural and Engineering Services. Companies in Professional Services provide licensed architectural, including commercial and industrial building design, and engineering services.

Results Overview

The six months ending October 31, 2018 revenue increased 26% to $28.7 million compared to $22.8 million in the six months ending October 31, 2017. In the six months ending October 31, 2018 the professional services revenue was $15.8 million compared to $14.8 million in the six months ending October 31, 2017, an increase of 7%. In the six months ending October 31, 2018 the Aerospace Products revenue was $12.9 million compared to $8.0 million in the six months ending October 31, 2017, an increase of 61%.

The six months ending October 31, 2018 net income increased to $2.2 million compared to a net income of $322 in the six months ending October 31, 2017.  The six months ending October 31, 2018, operating income increased to $2.7 million, from an operating income of $1.0 million in the six months ending October 31, 2017.

RESULTS OF OPERATIONS

SIX MONTHS ENDING OCTOBER 31, 2018 COMPARED TO SIX MONTHS ENDING OCTOBER 31, 2017

(dollars in thousands)	Six Months Ended October 31, 2018	Percent of Total Revenue	Six Months Ended October 31, 2017	Percent of Total Revenue	Percent Change 2017-2018
Revenue:
Professional Services	$15,806	55%	$14,781	65%	7%
Aerospace Products	12,895	45%	8,024	35%	61%
Total revenue	28,701	100%	22,805	100%	26%

Costs and expenses:
Costs of Professional Services	9,738	34%	9,596	42%	1%
Cost of Aerospace Products	8,461	30%	5,833	26%	45%
Marketing and advertising	2,035	7%	1,810	8%	12%
Employee benefits	987	3%	935	4%	6%
Depreciation and amortization	783	3%	982	4%	-20%
General, administrative and other	3,979	14%	2,686	12%	48%
Total costs and expenses	25,983	91%	21,842	96%	19%
Operating income	$2,718	9%	$963	4%	182%

Revenue:

Revenue increased 26% to $28.7 million in the six months ended October 31, 2018, compared to $22.8 million in the six months ended October 31, 2017.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 7% for the six months to $15.8 million at October 31, 2018 compared to $14.8 million at October 31, 2017.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 61% for the six months to $12.9 million at October 31, 2018 compared to $8.0 million at October 31, 2017. The increase is primarily due to an increase in aircraft modification revenue of $2.1 million and an increase in avionics revenue of $2.8 million.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 19% in the six months ended October 31, 2018 to $26.0 million compared to $21.8 million in the six months ended October 31, 2017. Costs and expenses were 91% of total revenue in the six months ended October 31, 2018, as compared to 96% of total revenue in the six months ended October 31, 2017.

Costs of Professional Services increased 1% in the six months ended October 31, 2018 to $9.7 million compared to $9.6 million in the six months ended October 31, 2017. Costs were 34% of total revenue in the six months ended October 31, 2018, as compared to 42% of total revenue in the six months ended October 31, 2017.

Costs of Aerospace Products increased by 45% in the six months ended October 31, 2018 to $8.5 million compared to $5.8 million for the six months ended October 31, 2017. Costs were 30% of total revenue in the six months ended October 31, 2018, as compared to 26% of total revenue in the six months ended October 31, 2017.

Marketing and advertising expenses increased by 12% in the six months ended October 31, 2018, to $2.0 million compared to $1.8 million in the six months ended October 31, 2017. Expenses were 7% of total revenue in the six months ended October 31, 2018, as compared to 8% of total revenue in the six months ended October 31, 2017. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 3% in the six months ended October 31, 2018, compared to 4% in the six months ended October 31, 2017. These expenses increased 6% to $987 in the six months ended October 31, 2018, compared to $935 in the six months ended October 31, 2017. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 3% in the six months ended October 31, 2018, compared to 4% in the six months ended October 31, 2017. These expenses decreased 20% to $783 in the six months ended October 31, 2018, from $982 in the six months ended October 31, 2017. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the six months ended October 31, 2018 was $495 compared to $714 in the six months ended October 31, 2017.

General, administrative and other expenses as a percent of total revenue was 14% in the six months ended October 31, 2018, compared to 12% in the six months ended October 31, 2017. These expenses increased 48% to $4.0 million in the six months ended October 31, 2018, from $2.7 million in the six months ended October 31, 2017.

Other income (expense):

Interest expense and other income were $1.5 million in the six months ended October 31, 2018, compared with interest expense and other income of $(167) in the six months ended October 31, 2017. Interest related to obligations of BHCMC, LLC was $(55) in the six months ended October 31, 2018 compared to $(83) in the six months ended October 31, 2017.

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

The following table presents a summary of our operating segment information for the six months ended October 31, 2018 and October 31, 2017:

(dollars in thousands)	Six Months Ended October 31, 2018	Percent of Total Revenue	Six Months Ended October 31, 2017	Percent of Total Revenue	Percent Change 2017-2018
Professional Services
Revenue
Boot Hill Casino	$15,594	99%	$14,543	98%	7%
Management/Professional Services	212	1%	238	2%	-11%
Revenue	15,806	100%	14,781	100%	7%

Costs of Professional Services	9,738	61%	9,596	65%	1%
Expenses	5,478	35%	4,617	31%	19%
Total costs and expenses	15,216	96%	14,213	96%	7%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$590	4%	$568	4%	4%

(dollars in thousands)	Six Months Ended October 31, 2018	Percent of Total Revenue	Six Months Ended October 31, 2017	Percent of Total Revenue	Percent Change 2017-2018
Aerospace Products
Revenue	$12,895	100%	$8,024	100%	61%

Costs of Aerospace Products	8,461	66%	5,833	73%	45%
Expenses	2,306	18%	1,796	22%	28%
Total costs and expenses	10,767	84%	7,629	95%	41%

Aerospace Products operating income	$2,128	16%	$395	5%	439%

Professional Services

●

Revenue from Professional Services increased 7% for the six months ended October 31, 2018 to $15.8 million compared to $14.8 million for the six months ended October 31, 2017.

In the six months ended October 31, 2018 Boot Hill Casino received gross receipts for the State of Kansas of $20.5 million compared to $19.3 million for the six months ended October 31, 2017. Mandated fees, taxes and distributions reduced gross receipts by $6.7 million resulting in gaming revenue of $13.8 million for the six months ended October 31, 2018, compared to a reduction to gross receipts of $6.5 million resulting in gaming revenue of $12.8 million for the six months ended October 31, 2017.  Non-gaming revenue at Boot Hill Casino increased 2% to $1.8 million for the six months ended October 31, 2018, from $1.7 million for the six months ended October 31, 2017.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 11% to $212 for the six months ended October 31, 2018, compared to $238 for the six months ended October 31, 2017.

●

Costs of Professional Services increased 1% in the six months ended October 31, 2018 to $9.7 million compared to $9.6 million in the six months ended October 31, 2017. Costs were 61% of segment total revenue in the six months ended October 31, 2018, as compared to 65% of segment total revenue in the six months ended October 31, 2017.

●

Expenses increased 19% in the six months ended October 31, 2018 to $5.5 million compared to $4.6 million in the six months ended October 31, 2017. Expenses were 35% of segment total revenue in the six months ended October 31, 2018, as compared to 31% of segment total revenue in the six months ended October 31, 2017.

Aerospace Products

●

Revenue increased 61% to $12.9 million in the six months ended October 31, 2018, compared to $8.0 million in the six months ended October 31, 2017. The increase is primarily due to a increase in aircraft modification revenue of $2.1 million and an increase in avionics of $2.8 million. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs of Aerospace Products increased by 45% in the six months ended October 31, 2018 to $8.5 million compared to $5.8 million for the six months ended October 31, 2017.  Costs were 66% of segment total revenue in the six months ended October 31, 2018, as compared to 73% of segment total revenue in the six months ended October 31, 2017.

●

Expenses increased 28% in the six months ended October 31, 2018 to $2.3 million compared to $1.8 million in the six months ended October 31, 2017.  Expenses were 18% of segment total revenue in the six months ended October 31, 2018, as compared to 22% of segment total revenue in the six months ended October 31, 2017.

SECOND QUARTER FISCAL 2019 COMPARED TO SECOND QUARTER FISCAL 2018

(dollars in thousands)	Three Months Ended October 31, 2018	Percent of Total Revenue	Three Months Ended October 31, 2017	Percent of Total Revenue	Percent Change 2017-2018
Revenue:
Professional Services	$7,858	51%	$7,342	66%	7%
Aerospace Products	7,439	49%	3,814	34%	95%
Total revenue	15,297	100%	11,156	100%	37%

Costs and expenses:
Costs of Professional Services	4,926	32%	4,763	43%	3%
Cost of Aerospace Products	4,331	28%	2,800	25%	55%
Marketing and advertising	1,060	7%	956	9%	11%
Employee benefits	481	3%	459	4%	5%
Depreciation and amortization	395	3%	500	4%	-21%
General, administrative and other	2,286	15%	1,361	12%	68%
Total costs and expenses	13,479	88%	10,839	97%	24%
Operating income	$1,818	12%	317	3%	474%

Revenue:

Revenue increased 37% to $15.3 million in the three months ended October 31, 2018, compared to $11.2 million in the three months ended October 31, 2017.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 7% for the three months to $7.9 million at October 31, 2018 compared to $7.3 million at October 31, 2017.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 95% for the three months to $7.4 million at October 31, 2018 compared to $3.8 million at October 31, 2017. The increase is primarily due to an increase in aircraft modification revenue of $1.3 million and an increase in avionics revenue of $2.3 million.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 24% in the three months ended October 31, 2018 to $13.5 million compared to $10.8 million in the three months ended October 31, 2017. Costs and expenses were 88% of total revenue in the three months ended October 31, 2018, as compared to 97% of total revenue in the three months ended October 31, 2017.

Costs of Professional Services increased by 3% in the three months ended October 31, 2018 to $4.9 million compared to $4.8 million in the three months ended October 31, 2017. Costs were 32% of total revenue in the three months ended October 31, 2018, as compared to 43% of total revenue in the three months ended October 31, 2017.

Costs of Aerospace Products increased by 55% in the three months ended October 31, 2018 to $4.3 million compared to $2.8 million for the three months ended October 31, 2017. Costs were 28% of total revenue in the three months ended October 31, 2018, as compared to 25% of total revenue in the three months ended October 31, 2017.

Marketing and advertising expenses increased by 11% in the three months ended October 31, 2018, to $1.1 million compared to $1.0 million in the three months ended October 31, 2017. Expenses were 7% of total revenue in the three months ended October 31, 2018, as compared to 9% of total revenue in the three months ended October 31, 2017. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 3% in the three months ended October 31, 2018, compared to 4% in the three months ended October 31, 2017. These expenses increased 5% to $481 in the three months ended October 31, 2018, from $459 in the three months ended October 31, 2017. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 3% in the three months ended October 31, 2018, compared to 4% in the three months ended October 31, 2017. These expenses decreased 21% to $395 in the three months ended October 31, 2018, from $500 in the three months ended October 31, 2017. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the three months ended October 31, 2018 was $250 compared to $364 in the three months ended October 31, 2017.

General, administrative and other expenses as a percent of total revenue was 15% in the three months ended October 31, 2018, compared to 12% in the three months ended October 31, 2017. These expenses increased 68% to $2.3 million in the three months ended October 31, 2018, from $1.4 million in the three months ended October 31, 2017.

Other income (expense):

Interest Expense and other income were $1.3 million in the three months ended October 31, 2018, compared with interest expense and other income of $(81) in the three months ended October 31, 2017. Interest related to obligations of BHCMC, LLC was $26 in the three months ended October 31, 2018 compared to $40 in the three months ended October 31, 2017.

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

The following table presents a summary of our operating segment information for the three months ended October 31, 2018 and October 31, 2017:

(dollars in thousands)	Three Months Ended October 31, 2018	Percent of Total Revenue	Three Months Ended October 31, 2017	Percent of Total Revenue	Percent Change 2017-2018
Professional Services
Revenue
Boot Hill Casino	$7,750	99%	$7,231	98%	7%
Management/Professional Services	108	1%	111	2%	-3%
Revenue	7,858	100%	7,342	100%	7%

Costs of Professional Services	4,926	63%	4,763	65%	3%
Expenses	2,886	36%	2,365	32%	22%
Total costs and expenses	7,812	99%	7,128	97%	10%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$46	1%	$214	3%	-79%

(dollars in thousands)	Three Months Ended October 31, 2018	Percent of Total Revenue	Three Months Ended October 31, 2017	Percent of Total Revenue	Percent Change 2017-2018
Aerospace Products
Revenue	$7,439	100%	$3,814	100%	95%

Costs of Aerospace Products	4,331	58%	2,800	73%	55%
Expenses	1,336	18%	911	24%	47%
Total costs and expenses	5,667	76%	3,711	97%	53%

Aerospace Products operating income	$1,772	24%	$103	3%	1620%

Professional Services

●

Revenue from Professional Services increased 7% for the three months ended October 31, 2018 to $7.9 million compared to $7.3 million for the three months ended October 31, 2017.

In the three months ended October 31, 2018 Boot Hill Casino received gross receipts for the State of Kansas of $10.1 million compared to $9.6 million for the three months ended October 31, 2017. Mandated fees, taxes and distributions reduced gross receipts by $3.3 million resulting in gaming revenue of $6.8 million for the three months ended October 31, 2018, compared to a reduction to gross receipts of $3.2 million resulting in gaming revenue of $6.4 million for the three months ended October 31, 2017.  Non-gaming revenue at Boot Hill Casino increased to $900 for the three months ended October 31, 2018, compared to $871 for the three months ended October 31, 2017.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 3% to $108 for the three months ended October 31, 2018, compared to $111 for the three months ended October 31, 2017.

●

Costs of Professional Services increased 3% in the three months ended October 31, 2018 to $4.9 million compared to $4.8 million in the three months ended October 31, 2017. Costs were 63% of segment total revenue in the three months ended October 31, 2018, as compared to 65% of segment total revenue in the three months ended October 31, 2017.

●

Expenses increased 22% in the three months ended October 31, 2018 to $2.9 million compared to $2.4 million in the three months ended October 31, 2017. Expenses were 36% of segment total revenue in the three months ended October 31, 2018, as compared to 32% of segment total revenue in the three months ended October 31, 2017.

Aerospace Products

●

Revenue increased 95% to $7.4 million in the three months ended October 31, 2018, compared to $3.8 million in the three months ended October 31, 2017. The increase is primarily due to an increase in aircraft modification revenue of $1.3 million and an increase in avionics revenue of $2.3 million. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs of Aerospace Products increased by 55% in the three months ended October 31, 2018 to $4.3 million compared to $2.8 million for the three months ended October 31, 2017.  Costs were 58% of segment total revenue in the three months ended October 31, 2018, as compared to 73% of segment total revenue in the three months ended October 31, 2017.

●

Expenses increased 47% in the three months ended October 31, 2018 to $1.3 million compared to $911 in the three months ended October 31, 2017.  Expenses were 18% of segment total revenue in the three months ended October 31, 2018, as compared to 24% of segment total revenue in the three months ended October 31, 2017.

Employees

Other than persons employed by our gaming subsidiaries there were 96 full time and 3 part time employees on October 31, 2018, compared to 88 full time and 3 part time employees on October 31, 2017. As of December 7, 2018, staffing is 99 full time and 3 part time employees. Our staffing at Boot Hill Casino & Resort on October 31, 2018 was 194 full time and 63 part time employees compared to 168 full time and 82 part time employees on October 31, 2017. At December 7, 2018 there were 185 full time and 66 part time employees. None of the employees are subject to any collective bargaining agreements.

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

Analysis and Discussion of Cash Flow

During the six months ended October 31, 2018 our cash position increased by $1.6 million. Net income was $3.4 million for the six months ended October 31, 2018. Cash flows provided by operating activities was $5.0 million for the six months ended October 31, 2018. For the six months ended October 31, 2018, non-cash activities consisting of depreciation and amortization provided $1.5 million. Customer deposits increased our cash position by $1.0 million while inventories decreased our cash position by $441. Accounts receivable decreased our cash position by $1.2 million. A decrease in income tax receivable increased our cash position by $219. Gaming facility mandated payments increased our cash position by $16. Prepaid expenses and other assets decreased our cash by $281. A decrease in accounts payable and an increase in accrued expenses and other current liabilities increased our cash by an additional $714.

Cash used in investing activities was $329 for the six months ended October 31, 2018. We invested $36 in building additions, $56 to purchase equipment, $196 in furniture and fixtures and $41 to develop and enhance STCs.

Cash used in financing activities was $3.0 million for the six months ended October 31, 2018. We made repayments on our debt of $809 and decreased promissory notes by $1.7million.  We made a distribution to our non-controlling member of $360, and purchased company common stock of $150 and placed such stock in treasury.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2019. From fiscal year 2018 to fiscal year 2019 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2019 and 2020.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2018.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the three months ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of October 31, 2018, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K for the fiscal year ended April 30, 2018.
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the second fiscal quarter of 2019.
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
August 1, 2018 - August 31, 2018	-	$ -	-	$ 525,000
September 1, 2018 – September 30, 2018	102,733	$ 0.30	102,733	$ 496,000
October 1, 2018 - October 31, 2018	378,122	$ 0.30	378,122	$ 381,000
Total	480,855	$ 0.30	480,855

(a) All of the 480,855 shares of common stock purchased were purchased through private transactions

(b) Our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $750,000. The timing and amount of any share repurchases will be determined by Butler National's management based on market conditions and other factors. The program is currently authorized through May 1, 2019.

Item 3.		DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.		MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.		OTHER INFORMATION.
Based upon the Company’s discussions with shareholders related to the 2016 Equity Incentive Plan, the Compensation Committee of the board sought input from the Committee’s independent compensation consultant on compensation practices, including the use of the 2016 Equity Incentive Plan. Consequently, the Company believes the Committee will issue significant awards to eligible employees in early calendar 2019 from the 2016 Equity Incentive Plan. The Company intends to announce the issuance of such awards pursuant to a Current Report on Form 8-K at the appropriate time.

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

99.1

Investor Presentation for the 2018 Annual Meeting of Shareholders of Butler National Corporation, which is incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated October 11, 2018.

101

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2018 and April 30, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2018 and 2017 and six months ended October 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

December 14, 2018	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

December 14, 2018	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2017

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Investor Presentation for the 2018 Annual Meeting of Shareholders of Butler National Corporation, which is incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated October 11, 2018.

101

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2018 and April 30, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2018 and 2017 and six months ended October 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2018 and 2017, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.