Form 10-Q
period 2019-01-31
BUTLER NATIONAL CORP
filed 2019-03-15
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________

FORM 10-Q

_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 15, 2019 was 64,050,508 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of January 31, 2019 and April 30, 2018

(in thousands except per share data)

	January 31, 2019	April 30, 2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$8,803	$7,353
Accounts receivable	3,775	3,107
Income tax receivable, net	-	219
Inventories
Parts and raw materials	6,766	5,858
Work in process	1,824	1,234
Finished goods	73	27
Total inventory net of allowances	8,663	7,119
Prepaid expenses and other current assets	1,407	978
Total current assets	22,648	18,776

PROPERTY, PLANT AND EQUIPMENT:
Land and building	6,917	5,232
Aircraft	6,157	6,157
Machinery and equipment	4,001	3,922
Office furniture and fixtures	7,365	6,658
Leasehold improvements	4,032	4,032
	28,472	26,001
Accumulated depreciation	(16,485)	(15,725)
Total property, plant and equipment	11,987	10,276

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $5,808 at January 31, 2019 and $5,164 at April 30, 2018)	6,510	6,597

OTHER ASSETS:
Deferred tax asset	193	193
Other assets (net of accumulated amortization of $9,136 at January 31, 2019 and $8,213 at April 30, 2018)	4,788	5,589
Total other assets	4,981	5,782
Total assets	$46,126	$41,431

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$-	$2,387
Current maturities of long-term debt	1,441	1,612
Current maturities of capital lease obligation	8	-
Accounts payable	1,695	2,215
Customer deposits	3,260	1,396
Gaming facility mandated payment	975	1,219
Compensation and compensated absences	1,695	1,439
Income taxes payable	996	-
Other current liabilities	310	162
Total current liabilities	10,380	10,430

Long-term debt, net of current maturities	686	1,735
Capital lease obligation, net of current maturities	1,691	-
Total long-term liabilities	2,377	1,735

Total liabilities	12,757	12,165

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
Butler National Corporation’s stockholders’ equity
Preferred stock, par value $5:
Authorized 50,000,000 shares, all classes
Designated Classes A and B 200,000 shares
$100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 66,196,854 and outstanding 64,050,508 shares at January 31, 2019 and issued 66,196,854 and outstanding 64,743,317 shares at April 30, 2018	662	662
Capital contributed in excess of par	14,231	14,231
Treasury stock at cost, 2,146,346 shares at January 31, 2019 and 1,453,537 shares at April 30, 2018	(1,165)	(951)
Retained earnings	13,630	10,060
Total stockholders' equity Butler National Corporation	27,358	24,002
Noncontrolling interest in BHCMC, LLC	6,011	5,264
Total stockholders' equity	33,369	29,266
Total liabilities and stockholders' equity	$46,126	$41,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2019 AND 2018

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED January 31,
	2019	2018
REVENUE:
Professional Services	$7,617	$7,559
Aerospace Products	6,675	3,451
Total revenue	14,292	11,010

COSTS AND EXPENSES:
Cost of Professional Services	4,996	4,747
Cost of Aerospace Products	3,642	2,636
Marketing and advertising	1,021	920
Employee benefits	532	480
Depreciation and amortization	415	362
General, administrative and other	1,873	1,426
Total costs and expenses	12,479	10,571

OPERATING INCOME	1,813	439

OTHER INCOME (EXPENSE):
Interest expense	(44)	(83)
Other income, net	-	1
Refund of sales/use tax	385	-
Total other income (expense)	341	(82)

INCOME BEFORE INCOME TAXES	2,154	357

INCOME TAXES:
Provision for income taxes	495	10

NET INCOME	1,659	347
Net income attributable to noncontrolling interest in BHCMC, LLC	(319)	(327)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$1,340	$20

BASIC EARNINGS PER COMMON SHARE	$0.02	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,976,255	64,506,986

DILUTED EARNINGS PER COMMON SHARE	$0.02	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,976,255	64,506,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JANUARY 31, 2019 AND 2018

(in thousands, except per share data)

(unaudited)

	NINE MONTHS ENDED January 31,
	2019	2018
REVENUE:
Professional Services	$23,423	$22,340
Aerospace Products	19,570	11,476
Total revenue	42,993	33,816

COSTS AND EXPENSES:
Cost of Professional Services	14,735	14,344
Cost of Aerospace Products	12,102	8,469
Marketing and advertising	3,056	2,729
Employee benefits	1,518	1,416
Depreciation and amortization	1,198	1,344
General, administrative and other	5,852	4,112
Total costs and expenses	38,461	32,414

OPERATING INCOME	4,532	1,402

OTHER INCOME (EXPENSE):
Interest expense	(169)	(250)
Other income, net	-	1
Refund of sales/use tax	1,995	-
Total other income (expense)	1,826	(249)

INCOME BEFORE INCOME TAXES	6,358	1,153

INCOME TAXES:
Provision for income taxes	1,320	191

NET INCOME	5,038	962
Net income attributable to noncontrolling interest in BHCMC, LLC	(1,468)	(620)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$3,570	$342

BASIC EARNINGS PER COMMON SHARE	$0.06	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,356,380	64,531,138

DILUTED EARNINGS PER COMMON SHARE	$0.06	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,356,380	64,531,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2019 AND 2018

(in thousands)

(unaudited)

	NINE MONTHS ENDED January 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,038	$962
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,377	2,608

Changes in assets and liabilities
Accounts receivable	(668)	2,151
Inventories	(1,544)	(1,163)
Prepaid expenses and other current assets	(431)	(124)
Deferred tax asset	-	274
Income tax receivable	219	-
Accounts payable	(520)	(494)
Customer deposits	1,864	(150)
Accrued liabilities	1,252	(909)
Gaming facility mandated payment	(244)	(322)
Other current liabilities	147	139
Net cash provided by operating activities	7,490	2,972

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,499)	(1,834)
Net cash used in investing activities	(1,499)	(1,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of promissory notes, net	(2,387)	(109)
Repayments of long-term debt	(1,220)	(1,795)
Distribution to non-controlling member	(720)	(360)
Purchase of common stock	(214)	(142)
Net cash used in financing activities	(4,541)	(2,406)

NET INCREASE (DECREASE) IN CASH	1,450	(1,268)

CASH, beginning of period	7,353	6,389

CASH, end of period	$8,803	$5,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$172	$250
Income taxes paid	$105	$609

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Capital asset and lease obligation additions	$1,699	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2018. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2019 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2019.

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

2. Net Income Per Share: Butler National Corporation (“the Company”) follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings per share are excluded. The number of potential common shares as of January 31, 2019 is 64,050,508.

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

4)	Allocation of the transaction price to the performance obligations in the contract

Once a contract and associated performance obligations have been identified and the transaction price has been determined, ASC 606 requires an entity to allocate the transaction price to each performance obligation identified. This is generally done in proportion to the standalone selling prices of each performance obligation (i.e., on a relative standalone selling price basis). As a result, any discount within the contract generally is allocated proportionally to all the separate performance obligations in the contract. The Company is applying the right to invoice practical expedient to recognize revenue. As a result, the entity bypasses the steps of determining the transaction price, allocating that transaction price and determining when to recognize revenue as it will recognize revenue as billed by multiplying the price assigned to the good or service, by the units.

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

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At January 31, 2019 and April 30, 2018, the estimate of obsolete inventory was $571 and $571 respectively.

5. Research and Development: We invested in research and development activities. The amount invested in the nine months ended January 31, 2019 and 2018 was $1,233 and $1,336 respectively.

6. Debt: At January 31, 2019, the Company was utilizing a line of credit totaling $5,000. The unused line at January 31, 2019 was $5,000. These funds are primarily used for the purchase of inventories and aircraft modification Supplemental Type Certificate ("STC") development costs for modifications and avionics. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At January 31, 2019, there was one note with an interest rate of 5.75% collateralized by aircraft security agreements totaling $158. This note was used for the purchase and modifications of collateralized aircraft. This note matures in January 2020.

At January 31, 2019, there are three notes at a bank totaling $51 collateralized by real estate located in Olathe, Kansas and Tempe, Arizona. The interest rates on these notes range from 3.36% to 4.46%. The due date for the notes is March 2019.

At January 31, 2019, there is one note totaling $246 collateralized by real estate in Dodge City, Kansas. The interest rate on this note is 6.25%. This note matures in June 2019.

At January 31, 2019, there is one note collateralized by equipment with a balance of $66. The interest rate on this note is 4.5%. This note matures in April 2022.

At January 31, 2019, there is one note at a bank totaling $1,606 with an interest rate of 4.89%. The proceeds were used primarily to pay off obligations with BHCI (a non-controlling owner of BHCMC, LLC). This note matures in May 2020.

We are not in default of any of our notes as of January 31, 2019.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2019 and beyond.

7. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $5,546 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417 and miscellaneous other assets of $1,461.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024.  There is no assurance of the Management Contract renewal.  The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of 15 years.

8. Stock Options and Incentive Plans: At January 31, 2019 we had no outstanding stock options.

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

The table below provides information with respect to common stock purchases by the Company through January 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$750
Quarter ended January 31, 2017 (a)	49,920	$0.20	49,920	$740
Quarter ended April 30, 2017	80,426	$0.27	80,426	$718
Quarter ended July 31, 2017	-	$-	-	$718
Quarter ended October 31, 2017	8,607	$0.30	8,607	$715
Quarter ended January 31, 2018 (a)	536,058	$0.26	536,058	$576
Quarter ended April 30, 2018 (a)	178,526	$0.25	178,526	$531
Quarter ended July 31, 2018 (a)	25,277	$0.26	25,277	$525
Quarter ended October 31, 2018 (a)	480,805	$0.30	480,805	$381
Quarter ended January 31, 2019 (a)	186,727	$0.34	186,727	$317
Total	1,546,346	$0.28	1,546,346

(a) These shares of common stock purchased were purchased through private transactions.

10. Capital Lease

The Company leases a hangar and office space under a long-term lease.

Included in land and building are the following assets held under capital lease:

January 31, 2019
Building	$1,699
Less accumulated depreciation	3
Total	$1,696

Future minimum lease payments for assets under capital leases at January 31, 2019 are as follows:

2020	$93
2021	93
2022	93
2023	93
2024	93
Thereafter	4,159
Total minimum lease payments	4,624
Less amount representing interest	2,925
Present value of net minimum lease payments	1,699
Less current maturities of capital lease obligation	8
Long-term capital lease obligation	$1,691

11. Contingency

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

For the nine months ended January 31, 2019, $2.0 million was reported as a refund of sales/use tax, including $385 in the three months ended January 31, 2019, in the consolidated statement of operations in connection with the above ruling.

12.  Subsequent Events:

The Company evaluated its January 31, 2019 financial statements for subsequent events through the filing date of this report. In February 2019, the Company purchased an aircraft for $2.9 million. The Company financed the purchase with a four year note for $2.3 million. The interest rate on the note is 6.25%. The Company is not aware of any other subsequent events that would require recognition or disclosure in the financial statements.

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

Boot Hill. BNSC, via BHCMC, LLC (“BHCMC”), a company in Professional Services, has managed The Boot Hill Casino and Resort in Dodge City, Kansas (“Boot Hill”) since 2009 pursuant to the Lottery Gaming Facility Management Contract, by and among BNSC, BHCMC and the Kansas Lottery, originally dated December 8, 2009, as subsequently amended (“Boot Hill Agreement”). As required by Kansas law, all games, gaming equipment and gaming operations at Boot Hill are owned and operated by the Kansas Lottery.

The Stables. Since 1998, Butler National Service Corporation, a company in Professional Services and our wholly-owned subsidiary, has managed a Modoc Tribe of Oklahoma owned casino known as The Stables Casino in Miami, Oklahoma (“The Stables”) pursuant to the Stables Management Agreement originally dated December 12, 1996 and approved by the NIGC on January 14, 1997 as subsequently amended (the “Stables Agreement”). Under the terms of the Stables Agreement, BNSC received twenty percent (20%) of the net profits from The Stables. The Stables Agreement expired on September 30, 2018, and was not renewed.

Architectural and Engineering Services. Companies in Professional Services provide licensed architectural, including commercial and industrial building design, and engineering services.

Results Overview

The nine months ending January 31, 2019 revenue increased 27% to $43.0 million compared to $33.8 million in the nine months ending January 31, 2018. In the nine months ending January 31, 2019 the professional services revenue was $23.4 million compared to $22.3 million in the nine months ending January 31, 2018, an increase of 5%. In the nine months ending January 31, 2019 the Aerospace Products revenue was $19.6 million compared to $11.5 million in the nine months ending January 31, 2018, an increase of 71%.

The nine months ending January 31, 2019 net income increased to $3.6 million compared to a net income of $342 in the nine months ending January 31, 2018.  The nine months ending January 31, 2019, operating income increased to $4.5 million, from an operating income of $1.4 million in the nine months ending January 31, 2018.

RESULTS OF OPERATIONS

NINE MONTHS ENDING JANUARY 31, 2019 COMPARED TO NINE MONTHS ENDING JANUARY 31, 2018

(dollars in thousands)	Nine Months Ended January 31, 2019	Percent of Total Revenue	Nine Months Ended January 31, 2018	Percent of Total Revenue	Percent Change 2018-2019
Revenue:
Professional Services	$23,423	54%	$22,340	66%	5%
Aerospace Products	19,570	46%	11,476	34%	71%
Total revenue	42,993	100%	33,816	100%	27%

Costs and expenses:
Costs of Professional Services	14,735	34%	14,344	42%	3%
Cost of Aerospace Products	12,102	28%	8,469	25%	43%
Marketing and advertising	3,056	7%	2,729	9%	12%
Employee benefits	1,518	3%	1,416	4%	7%
Depreciation and amortization	1,198	3%	1,344	4%	-11%
General, administrative and other	5,852	14%	4,112	12%	42%
Total costs and expenses	38,461	89%	32,414	96%	19%
Operating income	$4,532	11%	$1,402	4%	223%

Revenue:

Revenue increased 27% to $43.0 million in the nine months ended January 31, 2019, compared to $33.8 million in the nine months ended January 31, 2018.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 5% for the nine months to $23.4 million at January 31, 2019 compared to $22.3 million at January 31, 2018.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 71% for the nine months to $19.6 million at January 31, 2019 compared to $11.5 million at January 31, 2018. The increase is primarily due to an increase in aircraft modification revenue of $3.8 million and an increase in avionics revenue of $4.3 million.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 19% in the nine months ended January 31, 2019 to $38.5 million compared to $32.4 million in the nine months ended January 31, 2018. Costs and expenses were 89% of total revenue in the nine months ended January 31, 2019, as compared to 96% of total revenue in the nine months ended January 31, 2018.

Costs of Professional Services increased 3% in the nine months ended January 31, 2019 to $14.7 million compared to $14.3 million in the nine months ended January 31, 2018. Costs were 34% of total revenue in the nine months ended January 31, 2019, as compared to 42% of total revenue in the nine months ended January 31, 2018.

Costs of Aerospace Products increased 43% in the nine months ended January 31, 2019 to $12.1 million compared to $8.5 million for the nine months ended January 31, 2018. Costs were 28% of total revenue in the nine months ended January 31, 2019, as compared to 25% of total revenue in the nine months ended January 31, 2018.

Marketing and advertising expenses increased 12% in the nine months ended January 31, 2019, to $3.1 million compared to $2.7 million in the nine months ended January 31, 2018. Expenses were 7% of total revenue in the nine months ended January 31, 2019, as compared to 9% of total revenue in the nine months ended January 31, 2018. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 3% in the nine months ended January 31, 2019, compared to 4% in the nine months ended January 31, 2018. These expenses increased 7% to $1.5 million in the nine months ended January 31, 2019, compared to $1.4 million in the nine months ended January 31, 2018. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 3% in the nine months ended January 31, 2019, compared to 4% in the nine months ended January 31, 2018. These expenses decreased 11% to $1.2 million in the nine months ended January 31, 2019, from $1.3 million in the nine months ended January 31, 2018. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the nine months ended January 31, 2019 was $760 compared to $943 in the nine months ended January 31, 2018.

General, administrative and other expenses as a percent of total revenue was 14% in the nine months ended January 31, 2019, compared to 12% in the nine months ended January 31, 2018. These expenses increased 42% to $5.9 million in the nine months ended January 31, 2019, from $4.1 million in the nine months ended January 31, 2018.

Other income (expense):

Interest expense and other income were $1.8 million in the nine months ended January 31, 2019, compared with interest expense and other income of $(249) in the nine months ended January 31, 2018. Interest related to obligations of BHCMC, LLC was $(78) in the nine months ended January 31, 2019 compared to $(119) in the nine months ended January 31, 2018.

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

The following table presents a summary of our operating segment information for the nine months ended January 31, 2019 and January 31, 2018:

(dollars in thousands)	Nine Months Ended January 31, 2019	Percent of Total Revenue	Nine Months Ended January 31, 2018	Percent of Total Revenue	Percent Change 2018-2019
Professional Services
Revenue
Boot Hill Casino	$23,151	99%	$22,009	99%	5%
Management/Professional Services	272	1%	331	1%	-18%
Revenue	23,423	100%	22,340	100%	5%

Costs of Professional Services	14,735	63%	14,344	64%	3%
Expenses	7,898	34%	6,873	31%	15%
Total costs and expenses	22,633	97%	21,217	95%	7%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$790	3%	$1,123	5%	-30%

(dollars in thousands)	Nine Months Ended January 31, 2019	Percent of Total Revenue	Nine Months Ended January 31, 2018	Percent of Total Revenue	Percent Change 2018-2019
Aerospace Products
Revenue	$19,570	100%	$11,476	100%	71%

Costs of Aerospace Products	12,102	62%	8,469	74%	43%
Expenses	3,726	19%	2,728	24%	37%
Total costs and expenses	15,828	81%	11,197	98%	41%

Aerospace Products operating income	$3,742	19%	$279	2%	1241%

Professional Services

●

Revenue from Professional Services increased 5% for the nine months ended January 31, 2019 to $23.4 million compared to $22.3 million for the nine months ended January 31, 2018.

In the nine months ended January 31, 2019 Boot Hill Casino received gross receipts for the State of Kansas of $30.6 million compared to $29.3 million for the nine months ended January 31, 2018. Mandated fees, taxes and distributions reduced gross receipts by $10.1 million resulting in gaming revenue of $20.5 million for the nine months ended January 31, 2019, compared to a reduction to gross receipts of $9.9 million resulting in gaming revenue of $19.4 million for the nine months ended January 31, 2018.  Non-gaming revenue at Boot Hill Casino increased 4% to $2.7 million for the nine months ended January 31, 2019, from $2.7 million for the nine months ended January 31, 2018.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 19% to $272 for the nine months ended January 31, 2019, compared to $331 for the nine months ended January 31, 2018.

●

Costs of Professional Services increased 3% in the nine months ended January 31, 2019 to $14.7 million compared to $14.3 million in the nine months ended January 31, 2018. Costs were 63% of segment total revenue in the nine months ended January 31, 2019, as compared to 64% of segment total revenue in the nine months ended January 31, 2018.

●

Expenses increased 15% in the nine months ended January 31, 2019 to $7.9 million compared to $6.9 million in the nine months ended January 31, 2018. Expenses were 34% of segment total revenue in the nine months ended January 31, 2019, as compared to 31% of segment total revenue in the nine months ended January 31, 2018.

Aerospace Products

●

Revenue increased 71% to $19.6 million in the nine months ended January 31, 2019, compared to $11.5 million in the nine months ended January 31, 2018. The increase is primarily due to an increase in aircraft modification revenue of $3.8 million and an increase in avionics of $4.3 million. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs of Aerospace Products increased by 43% in the nine months ended January 31, 2019 to $12.1 million compared to $8.5 million for the nine months ended January 31, 2018.  Costs were 62% of segment total revenue in the nine months ended January 31, 2019, as compared to 74% of segment total revenue in the nine months ended January 31, 2018.

●

Expenses increased 37% in the nine months ended January 31, 2019 to $3.7 million compared to $2.7 million in the nine months ended January 31, 2018.  Expenses were 19% of segment total revenue in the nine months ended January 31, 2019, as compared to 24% of segment total revenue in the nine months ended January 31, 2018.

THIRD QUARTER FISCAL 2019 COMPARED TO THIRD QUARTER FISCAL 2018

(dollars in thousands)	Three Months Ended January 31, 2019	Percent of Total Revenue	Three Months Ended January 31, 2018	Percent of Total Revenue	Percent Change 2018-2019
Revenue:
Professional Services	$7,617	53%	$7,559	69%	1%
Aerospace Products	6,675	47%	3,451	31%	93%
Total revenue	14,292	100%	11,010	100%	30%

Costs and expenses:
Costs of Professional Services	4,996	35%	4,747	43%	5%
Cost of Aerospace Products	3,642	25%	2,636	24%	38%
Marketing and advertising	1,021	7%	920	9%	11%
Employee benefits	532	4%	480	4%	11%
Depreciation and amortization	415	3%	362	3%	15%
General, administrative and other	1,873	13%	1,426	13%	31%
Total costs and expenses	12,479	87%	10,571	96%	18%
Operating income	$1,813	13%	439	4%	313%

Revenue:

Revenue increased 30% to $14.3 million in the three months ended January 31, 2019, compared to $11.0 million in the three months ended January 31, 2018.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 1% for the three months to $7.6 million at January 31, 2019 compared to $7.6 million at January 31, 2018.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 93% for the three months to $6.7 million at January 31, 2019 compared to $3.5 million at January 31, 2018. The increase is primarily due to an increase in aircraft modification revenue of $1.7 million and an increase in avionics revenue of $1.5 million.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 18% in the three months ended January 31, 2019 to $12.5 million compared to $10.6 million in the three months ended January 31, 2018. Costs and expenses were 87% of total revenue in the three months ended January 31, 2019, as compared to 96% of total revenue in the three months ended January 31, 2018.

Costs of Professional Services increased 5% in the three months ended January 31, 2019 to $5.0 million compared to $4.7 million in the three months ended January 31, 2018. Costs were 35% of total revenue in the three months ended January 31, 2019, as compared to 43% of total revenue in the three months ended January 31, 2018.

Costs of Aerospace Products increased 38% in the three months ended January 31, 2019 to $3.6 million compared to $2.6 million for the three months ended January 31, 2018. Costs were 25% of total revenue in the three months ended January 31, 2019, as compared to 24% of total revenue in the three months ended January 31, 2018.

Marketing and advertising expenses increased 11% in the three months ended January 31, 2019, to $1.0 million compared to $920 in the three months ended January 31, 2018. Expenses were 7% of total revenue in the three months ended January 31, 2019, as compared to 9% of total revenue in the three months ended January 31, 2018. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the three months ended January 31, 2019, compared to 4% in the three months ended January 31, 2018. These expenses increased 11% to $532 in the three months ended January 31, 2019, from $480 in the three months ended January 31, 2018. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 3% in the three months ended January 31, 2019, compared to 3% in the three months ended January 31, 2018. These expenses increased 15% to $415 in the three months ended January 31, 2019, from $362 in the three months ended January 31, 2018. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the three months ended January 31, 2019 was $265 compared to $229 in the three months ended January 31, 2018.

General, administrative and other expenses as a percent of total revenue was 13% in the three months ended January 31, 2019, compared to 13% in the three months ended January 31, 2018. These expenses increased 31% to $1.9 million in the three months ended January 31, 2019, from $1.4 million in the three months ended January 31, 2018.

Other income (expense):

Interest Expense and other income were $341 in the three months ended January 31, 2019, compared with interest expense and other income of $(82) in the three months ended January 31, 2018. Interest related to obligations of BHCMC, LLC was $(22) in the three months ended January 31, 2019 compared to $(37) in the three months ended January 31, 2018.

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

The following table presents a summary of our operating segment information for the three months ended January 31, 2019 and January 31, 2018:

(dollars in thousands)	Three Months Ended January 31, 2019	Percent of Total Revenue	Three Months Ended January 31, 2018	Percent of Total Revenue	Percent Change 2018-2019
Professional Services
Revenue
Boot Hill Casino	$7,564	99%	$7,483	99%	1%
Management/Professional Services	53	1%	76	1%	-30%
Revenue	7,617	100%	7,559	100%	1%

Costs of Professional Services	4,996	65%	4,747	63%	5%
Expenses	2,420	32%	2,256	30%	7%
Total costs and expenses	7,416	97%	7,003	93%	6%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$201	3%	$556	7%	-64%

(dollars in thousands)	Three Months Ended January 31, 2019	Percent of Total Revenue	Three Months Ended January 31, 2018	Percent of Total Revenue	Percent Change 2018-2019
Aerospace Products
Revenue	$6,675	100%	$3,451	100%	93%

Costs of Aerospace Products	3,642	55%	2,636	76%	38%
Expenses	1,421	21%	932	27%	52%
Total costs and expenses	5,063	76%	3,568	103%	42%

Aerospace Products operating income (loss)	$1,612	24%	$(117)	-3%	N/A

Professional Services

●

Revenue from Professional Services increased 1% for the three months ended January 31, 2019 to $7.6 million compared to $7.6 million for the three months ended January 31, 2018.

In the three months ended January 31, 2019 Boot Hill Casino received gross receipts for the State of Kansas of $10.0 million compared to $10.0 million for the three months ended January 31, 2018. Mandated fees, taxes and distributions reduced gross receipts by $3.4 million resulting in gaming revenue of $6.6 million for the three months ended January 31, 2019, compared to a reduction to gross receipts of $3.4 million resulting in gaming revenue of $6.6 million for the three months ended January 31, 2018.  Non-gaming revenue at Boot Hill Casino increased to $935 for the three months ended January 31, 2019, compared to $872 for the three months ended January 31, 2018.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 30% to $53 for the three months ended January 31, 2019, compared to $76 for the three months ended January 31, 2018.

●

Costs of Professional Services increased 5% in the three months ended January 31, 2019 to $5.0 million compared to $4.7 million in the three months ended January 31, 2018. Costs were 65% of segment total revenue in the three months ended January 31, 2019, as compared to 63% of segment total revenue in the three months ended January 31, 2018.

●

Expenses increased 7% in the three months ended January 31, 2019 to $2.4 million compared to $2.3 million in the three months ended January 31, 2018. Expenses were 32% of segment total revenue in the three months ended January 31, 2019, as compared to 30% of segment total revenue in the three months ended January 31, 2018.

Aerospace Products

●

Revenue increased 93% to $6.7 million in the three months ended January 31, 2019, compared to $3.5 million in the three months ended January 31, 2018. The increase is primarily due to an increase in aircraft modification revenue of $1.7 million and an increase in avionics revenue of $1.5 million. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs of Aerospace Products increased 38% in the three months ended January 31, 2019 to $3.6 million compared to $2.6 million for the three months ended January 31, 2018.  Costs were 55% of segment total revenue in the three months ended January 31, 2019, as compared to 76% of segment total revenue in the three months ended January 31, 2018.

●

Expenses increased 52% in the three months ended January 31, 2019 to $1.4 million compared to $932 in the three months ended January 31, 2018.  Expenses were 21% of segment total revenue in the three months ended January 31, 2019, as compared to 27% of segment total revenue in the three months ended January 31, 2018.

Employees

Other than persons employed by our gaming subsidiaries there were 101 full time and 3 part time employees on January 31, 2019, compared to 90 full time and 3 part time employees on January 31, 2018. As of March 8, 2019, staffing is 101 full time and 3 part time employees. Our staffing at Boot Hill Casino & Resort on January 31, 2019 was 185 full time and 62 part time employees compared to 174 full time and 72 part time employees on January 31, 2018. At March 8, 2019 there were 184 full time and 69 part time employees. None of the employees are subject to any collective bargaining agreements.

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

Analysis and Discussion of Cash Flow

During the nine months ended January 31, 2019 our cash position increased by $1.5 million. Net income was $5.0 million for the nine months ended January 31, 2019. Cash flows provided by operating activities was $7.5 million for the nine months ended January 31, 2019. For the nine months ended January 31, 2019, non-cash activities consisting of depreciation and amortization provided $2.4 million. Customer deposits increased our cash position by $1.9 million while inventories decreased our cash position by $1.5 million. Accounts receivable decreased our cash position by $668. A decrease in income tax receivable increased our cash position by $219. Gaming facility mandated payments decreased our cash position by $244. Prepaid expenses and other assets decreased our cash by $431. A decrease in accounts payable and an increase in accrued expenses and other current liabilities increased our cash by an additional $879.

Cash used in investing activities was $1.5 million for the nine months ended January 31, 2019. We invested $36 in building additions, $199 to purchase equipment, $707 in furniture and fixtures and $557 to develop and enhance STCs.

Cash used in financing activities was $4.5 million for the nine months ended January 31, 2019. We made repayments on our debt of $1.2 million and decreased promissory notes by $2.4 million.  We made a distribution to our non-controlling member of $720, and purchased company common stock of $214 and placed such stock in treasury.

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

Revenue Recognition: See footnote 3 to the condensed consolidated financial statements.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2019.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the three months ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of January 31, 2019, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K for the fiscal year ended April 30, 2018.
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

  The table below provides information with respect to common stock purchases by the Company during the third fiscal quarter of 2019.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
November 1, 2018 - November 30, 2018	-	$-	-	$381,000
December 1, 2018 – December 31, 2018	-	$-	-	$381,000
January 1, 2019 - January 31, 2019	186,727	$0.34	186,727	$317,000
Total	186,727	$0.34	186,727

(a) All of the 186,727 shares of common stock purchased were purchased through private transactions

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

101

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2019 and April 30, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2019 and 2018 and nine months ended January 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2019 and 2018, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

March 15, 2019	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

March 15, 2019	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2017

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Investor Presentation for the 2018 Annual Meeting of Shareholders of Butler National Corporation, which is incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated October 11, 2018.

101

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2019 and April 30, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2019 and 2018 and nine months ended January 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2019 and 2018, and (iv) the Notes to Consolidated Financial Statements, with detail tagging.