Form 10-K
period 2019-04-30
BUTLER NATIONAL CORP
filed 2019-07-19
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended April 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.
Commission File Number 0-1678

BUTLER NATIONAL CORPORATION

(Exact name of Registrant as specified in its charter)

Kansas	41-0834293
(State of Incorporation)	(I.R.S. Employer Identification No.)

19920 West 161st Street, Olathe, Kansas 66062
(Address of principal executive office)(Zip Code)

Registrant's telephone number, including area code:	(913) 780-9595

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $.01 Par Value
(Title of Class)

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $16,039,527 at October 31, 2018, when the closing price of such stock was $0.31.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of July 12, 2019, was 68,281,071 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement to be filed within 120 days of April 30, 2019, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Shareholders to be held on October 8, 2019, have been incorporated by reference into Part III of this Form 10-K.

BUTLER NATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2019

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

Investors should also be aware that while the Company, from time to time, communicates with securities analysts; Company policy is to not disclose any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of Butler National Corporation.

Rest of page intentionally left blank.

PART I

Item 1.	BUSINESS

General

Butler National Corporation (“Butler National” the “Company”, “we”, “us”, or “our”) was incorporated in 1960. Our companies design, engineer, manufacture, sell, integrate, install, repair, modify, overhaul, service and distribute a broad portfolio of aerostructures, aircraft components, avionics, accessories, subassemblies and systems (“Aerospace Products”). We serve a broad, worldwide spectrum of the aviation industry, including owners and operators, of single-engine, commercial, regional, business and military aircraft. In addition, our companies provide management services in the gaming industry (“Professional Services”).

Products and Services

The Company has two operating segments for financial reporting purposes: (a) Aerospace Products, whose companies’ revenues are derived from system design, engineering, manufacturing, sale, distribution, integration, installation, repairing, modifying, overhauling and servicing of aerostructures, avionics, aircraft components, accessories, subassemblies and systems; and (b) Professional Services, whose companies provide professional management services in the gaming industry, and professional architectural and engineering services.

Aerospace Products. The Aerospace Products segment includes the manufacture, sale and service of electronic equipment and systems and technologies to enhance and support products related to aircraft. Additionally, we also operate several Federal Aviation Administration (the “FAA”) Repair Stations. Companies in Aerospace Products concentrate on Learjets, Beechcraft King Air, Cessna turbine engine, Cessna multi-engine piston and Dassault Falcon 20 aircraft. Specifically, the design, distribution and support for products for older aircraft, or “Classic” aircraft are areas of focus for companies in Aerospace Products.

Products. The products that the companies within this group design, engineer, manufacture, integrate, install, repair and service include:

●	Aerial surveillance products	●	GARMIN GTN Global Position System Navigator with Communication Transceiver

●	Aerodynamic enhancement products	●	J.E.T. autopilot products

●	Airspeed and altimeter systems	●	Electrical systems and switching equipment

●	Avcon Fins	●	Noise suppression systems

●	ADS-B (transponder) systems	●	Rate gyroscopes

●	Conversion of passenger configurations to cargo	●	Replacement vertical accelerometers

●	Cargo/sensor carrying pods and radomes	●	Provisions for external stores

●	Electronic navigation instruments, radios and transponders	●	Attitude heading reference systems

Modifications. The companies in Aerospace Products have authority, pursuant to Federal Aviation Administration Supplemental Type Certificates (“STCs”) and Parts Manufacturer Approval (“PMA”), to build required parts and subassemblies and to make applicable installations. Companies in Aerospace Products perform modifications in the aviation industry including:

●	Aerial photograph capabilities	●	Extended tip fuel tanks

●	Aerodynamic improvements	●	Radar systems

●	Avionics systems	●	ISR – Intelligence Surveillance Reconaissance

●	Cargo doors	●	Special mission modifications

●	Conversion from passenger to freighter configuration	●	Stability enhancements

●	Extended doors	●	Traffic collision avoidance systems

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

Professional Services. The Professional Services segment includes the management of a gaming facility and related dining and entertainment facilities in Dodge City, Kansas. Boot Hill Casino and Resort features approximately 640 slot machines and 20 table games. Companies in Professional Services also provide licensed architectural services, including commercial and industrial building design, and engineering services.

Boot Hill. Butler National Service Corporation (“BNSC”), via BHCMC, LLC (“BHCMC”), a company in Professional Services, has managed The Boot Hill Casino and Resort in Dodge City, Kansas (“Boot Hill”) since 2009 pursuant to the Lottery Gaming Facility Management Contract, by and among BNSC, BHCMC and the Kansas Lottery, originally dated December 8, 2009, as subsequently amended (“Boot Hill Agreement”). As required by Kansas law, all games, gaming equipment and gaming operations at Boot Hill are owned and operated by the Kansas Lottery.

The Stables. From 1998 until 2018, Butler National Service Corporation, a company in Professional Services and our wholly-owned subsidiary, managed a Modoc Tribe of Oklahoma owned casino known as The Stables Casino in Miami, Oklahoma (“The Stables”) pursuant to the Stables Management Agreement originally dated December 12, 1996 and approved by the NIGC on January 14, 1997 as subsequently amended (the “Stables Agreement”). Under the terms of the Stables Agreement, BNSC received twenty percent (20%) of the net profits from The Stables. The Stables Agreement expired on September 30, 2018, and was not renewed.

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

Seasonality

Our Aerospace Products businesses are generally not seasonal. We believe that our Professional Services businesses, however, are subject to seasonality based on local weather conditions, agricultural and petroleum prices, employment levels and the travel habits of visitors in the market service area.

Raw Materials and Replacement Parts

We purchase raw materials, primarily consisting of sheet and plate aluminum, from various vendors. We also purchase replacement parts, which are utilized in our various repair and overhaul operations. We believe that the availability of raw materials to us is adequate to support our Aerospace Products operations.

Backlog

Our backlog as of April 30, 2019 and 2018 was as follows:

Industry Segment

(in thousands)	2019	2018
Aerospace Products	$15,961	$12,800
Professional Services	200	379

Total backlog	$16,161	$13,179

Our backlog as of July 12, 2019 totaled $19,872; consisting of $19,692 and $180, respectively, for Aerospace Products and Professional Services. The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. A portion of this backlog may be delivered after fiscal year 2020. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.

Dependence on Significant Customers

During the fiscal year ending April 30, 2019 we derived 25.5% of our revenue from five customers, and we had one "major customer" (10 percent or more of consolidated revenue) that provided 15.1% of total sales.

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

The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies and financial condition. In the Kansas and Oklahoma region, we compete with other casino facilities in the region. We also compete with other non-gaming resorts and vacation destinations, various other entertainment businesses, and other forms of gaming, such as state lotteries, on-track and off-track wagering, video lottery terminals and card parlors.

Government Regulation and Industry Oversight

The aerospace industry is highly regulated in the United States by the FAA and in other countries by similar agencies. We must be certified by the FAA to design, engineer, test and certify replacement and service parts and components used in specific aircraft models.

We must also satisfy the requirements of our customers that are subject to FAA regulations, and provide these customers with products and repair services that comply with the applicable government regulations. The FAA regulates flight operations and requires that aircraft components meet FAA stringent standards. In addition, the FAA requires that various maintenance routines be performed on aircraft components. We currently satisfy these maintenance standards allowing component repair and overhaul services at our FAA-approved repair stations.

Generally, the FAA only grants licenses for the manufacture or repair of a specific aircraft component, rather than the broader licenses that have been granted in the past. The FAA licensing process may be costly and time-consuming. To obtain an FAA license, an applicant must satisfy all applicable regulations of the FAA governing repair stations. These regulations require that an applicant have experienced personnel, inspection systems, suitable facilities and equipment. In addition, the applicant must demonstrate a need for the license. Because an applicant must procure manufacturing and repair manuals relating to each particular aircraft component in order to obtain a license with respect to that component, the application process may involve substantial time and cost.

Our Professional Services businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning employment, alcoholic beverages, food service, smoking, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

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

Employees

Other than persons employed by our gaming management subsidiaries there were 100 full time and 4 part time employees on April 30, 2019 compared to 91 full time and 3 part time employees on April 30, 2018. As of July 12, 2019, staffing was 103 full time and 4 part time employees. Our staffing at Boot Hill Casino on April 30, 2019 was 180 full time and 66 part time employees and 183 full time employees and 65 part time employees on April 30, 2018. As of July 12, 2019 our staffing at Boot Hill Casino was 192 full time employees and 68 part time employees.

None of our employees are subject to collective bargaining agreements.

Executive Officers of the Registrant

Our current executive officers are:

Name	Age	Position
R. Warren Wagoner	67	Chairman of the Board of Directors since 1989.
Clark D. Stewart	79	President and Chief Executive Officer since 1989.
Craig D. Stewart	45	Vice President since 2013. Previously Craig served as Chief Financial Officer of Butler National Corporation from 2013 to 2017.
Christopher J. Reedy	53	Vice President since 2000 and Secretary since 2005.
Tad M. McMahon	52	Chief Financial Officer since 2017.

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

If found unsuitable by any Agency, the stockholder must offer all of the interest in Company stock held by such stockholder to the Company for cash at the current market bid price less a fifteen percent (15%) administrative charge and the Company must purchase such Interest within six (6) months of the offer. The stockholder is required to pay all costs of investigation with respect to a determination of his/her suitability. In addition, regardless of ownership, each member of the Board of Directors and certain officers of the Company are subject to a finding of suitability by any Agency on a regular basis.

We are subject to evolving government regulation and law, which may adversely affect our business.

Gaming management operations are and will be subject to extensive gaming laws and regulations, many of which were recently adopted and have not been the subject of definitive interpretations and are still subject to proposed amendments and regulation. The political and regulatory environment in which the Company is and will be operating, with respect to gaming activities, is dynamic and rapidly changing. Adoption and/or changes in gaming laws and regulations could adversely affect our financial condition, results of operations, liquidity and cash flows. Interference with the execution of the steps defined by the gaming laws and regulations by interested third parties, although not included by the regulations, may interfere with and or significantly slow the approval process.

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

During the fiscal year ending April 30, 2019 we derived 25.5% of our revenue from five customers, and we had one "major customer" (10 percent or more of consolidated revenue) that provided 15.1% of total sales. A loss of business from, or the bankruptcy or insolvency of, one or more of these major customers may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We are attempting to purchase land at Boot Hill Casino and face risks associated with the potential acquisition.

The Company currently leases the Boot Hill Casino building and the land on which it is located (“Real Estate”) under the terms of a twenty-five (25) year lease agreement with BHC Development L.C. Under this lease agreement, the Company holds an option to purchase the Real Estate. The Company continues to explore the possibility of purchasing such Real Estate and is currently considering multiple financing options to fund the acquisition. The potential acquisition runs the risk of being delayed by numerous factors outside of our control. One factor is approval of an extension of the Management Agreement with the State of Kansas beyond 2024. There exists the risk the acquisition of Real Estate may not happen at all. The Company may not be able to obtain the necessary financing to fund the acquisition on favorable terms. After the closing of any such acquisition of Real Estate, the Company may not realize the potential benefits of the purchase and may be obligated to navigate burdensome debt obligations. If the Management Agreement ends in 2024 without renewal or extension and the acquisition is not exercised, the Company is required to pay the lease payments through 2034 without the revenue from Boot Hill Casino. Both the failure to close the Real Estate acquisition and the possible risks stemming from completing such a transaction, could adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Increased competition, including the entry of new competitors, the introduction of new products by new and existing competitors or price competition, could adversely affect our financial condition, results of operations, liquidity and cash flows. Additionally, because of the rapid rate at which the gaming industry has expanded, and continues to expand, the gaming industry may be at risk of market saturation, both as to specific areas and generally. Overbuilding of gaming facilities by others at particular sites in competitive markets may have a material adverse effect on our ability to compete and on our operations. Competition for the disposable income dollars from the State of Kansas through the Kansas Lottery operating ilottery and sports betting may have a material adverse effect on our business.

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

Our 401(k) profit sharing plan results in new shares being issued each year, which could have a materially adverse effect on our business.

Subject to the annual approval of the Board of Directors, 100% of every pre-tax dollar an employee contributes, up to 6% of the employee’s salary, and a portion of the Company’s profits is matched by the Company. Employees are 100% vested in the Company’s contributions immediately and our matching contribution, as approved by the Board of Directors is paid on an annual basis with common stock of the Company. Competitive retirement plans are a requirement for hiring and retention of employees in the Company’s business segments. The Company’s 401(k) profit sharing plan also encourages employee participation in the 401(k) plan and encourages overall loyalty to the Company. Matching employee contributions with common stock of the Company does lead to a dilution of outstanding common stock, which may result in a lower trading price of our common stock in the future. Historically the Company has attempted to mitigate this dilutive effect by repurchasing the Company’s outstanding common stock through stock buy-back plans; however, the effectiveness of stock buy-back plans is limited due to volume and timing restrictions found in Rule 10b-18 of the Exchange Act. Stock repurchase plans are also subject to reauthorization by the Board of Directors from time to time and the Company’s available cash flow.

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

We face risks associated with the renewal of the Boot Hill Casino Management contracts.

In December 2009, the State of Kansas awarded the Company a fifteen (15) year term contract to manage the Boot Hill Casino in Dodge City, Kansas. The Company now manages the Boot Hill Casino under the terms of the Management Contract, which is set to expire in December 2024. We cannot guarantee the renewal of the contract and if the contract is renewed, it may be on new and/or different terms. Any decision by the State of Kansas not to renew the contact or to limit or reduce the scope of the contract could adversely affect our business. An inability to obtain a renewal of the Boot Hill Casino Management Contract or a renewal of the agreement on unfavorable terms, may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flow.

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

We also face risks that the weather and other conditions could adversely affect the local industries in Dodge City, Kansas, where the Boot Hill Casino is located. The local economy in Dodge City is primarily fueled by the agriculture and meat processing industries. In the event the weather and/or other conditions severely disrupt these industries, we could see a reduction in the number of customers who visit our casino, which would adversely affect our financial condition, results in operations, liquidity and cash flows.

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

Our inability to retain key personnel may be critical to our ability to achieve our objectives. Key personnel are particularly important in maintaining relationships with the operations related to the FAA and the State of Kansas. Loss of any such personnel could adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Boot Hill Casino, pursuant to its Management Contract with the State of Kansas pays total taxes between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. Boot Hill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $2.3 million during fiscal year ended April 30, 2019.

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

Avcon Industries, Inc. is located at 714 North Oliver Road, Newton, Kansas, in a 47,000 square foot facility of hangar and office space at the municipal airport in Newton, Kansas, at an annual rent of approximately $157. Subsequent to April 30, 2019, Avcon negotiated a lease of these facilities with minimum annual lease payments of $144. Subsequent to April 30, 2019, Avcon leased an additional 12,000 square foot hangar and office space at the municipal airport in Newton, Kansas with minimum annual lease payments of $57.

Butler National Aircraft Certification Center is located at One Aero Plaza, New Century, Kansas in a 36,000 square foot facility with hangar space at the New Century Airport in New Century, Kansas. The minimum annual lease payments are $93.

Professional Services (dollars in thousands):

BHCMC, LLC is located at 4000 W. Comanche in Dodge City, Kansas in a leased 60,000 square feet building known as the Boot Hill Casino facility. Annual rent for this location was $4,841 in fiscal year ended April 30, 2019 and $4,841 in fiscal year ended April 30, 2018. The rent increases 1% per year for calendar years 2019 through 2034.

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

Item 3.  LEGAL PROCEEDINGS

As of July 12, 2019, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK (BUKS):

(a)	Market Information: Our shares are exclusively quoted on OTCQB platform under the symbol "BUKS".

The range of the high and low bid prices per share of the common stock, for fiscal years 2019 and 2018, as reported by OTC Markets Group, is set forth below. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2019		Year Ended April 30, 2018
	Low	High	Low	High
First quarter	$0.18	$0.28	$0.22	$0.39
Second quarter	$0.23	$0.32	$0.24	$0.34
Third quarter	$0.24	$0.40	$0.21	$0.36
Fourth quarter	$0.30	$0.42	$0.23	$0.30

(b)	Holders: The approximate number of holders of record of our common stock, as of July 12, 2019, was 2,400. The price of the stock as of July 12, 2019 was approximately $0.40 per share.
(c)	Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:

As of July 12, 2019, there were no Convertible Preferred shares or Convertible Debenture notes outstanding.

Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
	(a)	(b)	(c)
May 1, 2018 through April 30, 2019	0	$0.00	$0.00

Total	0	$0.00	$0.00

STOCK REPURCHASE PROGRAM

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $2,225 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2020.

The table below provides information with respect to common stock purchases by the Company during the year ended April 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$500
Shares purchased in prior periods	130,346	$0.25	130,346	$468
Quarter ended July 31, 2017	-	$-	-	$468
Quarter ended October 31, 2017	8,607	$0.30	8,607	$465
Quarter ended January 31, 2018 (a)	536,058	$0.26	536,058	$326
Quarter ended April 30, 2018 (a)	178,526	$0.25	178,526	$281
Increase in program authorization April 2018 (b)	-	$-	-	$531
Quarter ended July 31, 2018 (a)	25,277	$0.26	25,277	$525
Quarter ended October 31, 2018 (a)	480,805	$0.30	480,805	$381
Quarter ended January 31, 2019 (a)	186,727	$0.34	186,727	$317
Quarter ended April 30, 2019 (a)	580,705	$0.38	580,705	$94
Increase in program authorization April 2019 (c)	-	$-	-	$1,569
Total	2,127,051	$0.31	2,127,051

(a)	These shares of common stock purchased were purchased through private transactions
(b)	Board of Directors increased program authorization from $500 to $750
(c)	Board of Directors increased program authorization from $750 to $2,225

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

Our fiscal year ends on April 30. Fiscal years 2019 and 2018 consisted of 52 weeks and ended on April 30, 2019 and April 30, 2018, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.

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

Results Overview

Our fiscal 2019 revenue increased 22% to $58.7 million compared to $48.3 million in fiscal 2018. In fiscal 2019 the Professional Services revenue increased 2%. There was an increase of 57% in the Aerospace Products revenue in fiscal 2019.

Our fiscal 2019 net income was $3,853 compared to net income of $341 in fiscal 2018. Earnings per share was $0.06 for fiscal 2019 compared to $0.01 in fiscal 2018. We continue focusing on our margin expansion initiatives, including efficiencies in our implementation and operational processes and controlling general and administrative expenses. The fiscal 2019 operating income was 9%, an increase from our margin of 4% in fiscal 2018.

RESULTS OF OPERATIONS

Fiscal 2019 compared to Fiscal 2018

(dollars in thousands)	2019	Percent of Total Revenue	2018	Percent of Total Revenue	Percent Change 2018-2019
Revenue:
Professional Services	$32,017	55%	$31,283	65%	2%
Aerospace Products	26,693	45%	16,977	35%	57%

Total revenues	58,710	100%	48,260	100%	22%

Costs and expenses:
Cost of professional services	20,066	34%	19,574	41%	3%
Cost of aerospace products	17,230	30%	12,478	26%	38%
Marketing and advertising	4,167	7%	3,799	8%	10%
Employee benefits	2,304	4%	1,973	4%	17%
Depreciation and amortization	1,846	3%	1,760	4%	5%
General, administrative and other	7,819	13%	6,553	13%	19%

Total costs and expenses	53,432	91%	46,137	96%	16%
Operating income	$5,278	9%	$2,123	4%	149%

Revenue:

Revenue increased 22% to $58.7 million in fiscal 2019, compared to $48.3 million in fiscal 2018. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design, Inc. ("BCS"). Revenue from Professional Services increased 2% to $32.0 million in fiscal 2019 compared to $31.3 million in fiscal 2018.

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 57% to $26.7 million in fiscal 2019 compared to $17.0 million in fiscal 2018.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 16% in fiscal 2019 to $53.4 million compared to $46.1 million in fiscal 2018. Costs and expenses were 91% of total revenue in fiscal 2019, compared to 96% of total revenue in fiscal 2018.

Marketing and advertising expenses as a percent of total revenue was 7% in fiscal 2019, as compared to 8% in fiscal 2018. These expenses increased 10% to $4.2 million in fiscal 2019, from $3.8 million in fiscal 2018. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in fiscal 2019, compared to 4% in fiscal 2018. These expenses increased to $2.3 million in fiscal 2019, from $2.0 million in fiscal 2018. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization as a percent of total revenue was 3% in fiscal 2019, compared to 4% in fiscal 2018. These expenses increased 5% to $1.8 million in fiscal 2019, from $1.8 million in fiscal 2018. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for fiscal 2019 was $1.1 million compared to $1.2 million in fiscal 2018.

General, administrative and other expenses as a percent of total revenue was 13% in fiscal 2019, compared to 13% in fiscal 2018. These expenses increased 19% to $7.8 million in fiscal 2019, from $6.6 million in fiscal 2018.

Other income (expense):

Interest and other income (expense) were $1.7 million in fiscal 2019 compared with interest and other income (expense) of $(327) in fiscal 2018, an increase of $2.1 million, from fiscal 2018 to fiscal 2019. The change was primarily due to the refund of sales/use tax of $2.0 million in fiscal 2019.

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

The following table presents a summary of our operating segment information for fiscal years 2019 and 2018:

(dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Percent Change 2018-2019
Professional Services
Revenue
Boot Hill Casino	$31,706	99%	$30,812	98%	3%
Management/Professional Services	311	1%	471	2%	-34%
Revenue	32,017	100%	31,283	100%	2%

Costs of Professional Services	20,066	62%	19,574	62%	3%
Expenses	10,471	33%	9,988	32%	5%
Total costs and expenses	30,537	95%	29,562	94%	3%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$1,480	5%	$1,721	6%	-14%

(dollars in thousands)	2019	Percent of Revenue	2018	Percent of Revenue	Percent Change 2018-2019

Aerospace Products
Revenue	$26,693	100%	$16,977	100%	57%

Costs of Aerospace Products	17,230	65%	12,478	74%	38%
Expenses	5,665	21%	4,097	24%	38%
Total costs and expenses	22,895	86%	16,575	98%	38%

Aerospace Products operating income	$3,798	14%	$402	2	845%

Professional Services

●	Revenue from Professional Services increased 2% to $32.0 million in fiscal 2019 from $31.3 million in fiscal 2018.

In fiscal 2019 Boot Hill Casino received gross receipts for the State of Kansas of $41.6 million compared to $40.6 million in fiscal 2018. Mandated fees, taxes and distributions reduced gross receipts by $13.6 million resulting in gaming revenue of $28.0 million in fiscal 2019 compared to $27.2 million in fiscal 2018, an increase of 2%.  Non-gaming revenue at Boot Hill Casino increased to $3.7 million in fiscal 2019 compared to $3.6 million in fiscal 2018.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino decreased 34% to $311 in fiscal 2019 compared to $471 in fiscal 2018.

●

Costs increased 3% in fiscal 2019 to $20.1 million compared to $19.6 million in fiscal 2018. Costs were 62% of segment total revenue in fiscal 2019, compared to 62% of segment total revenue in fiscal 2018.

●

Expenses increased 5% in fiscal 2019 to $10.5 million compared to $10.0 million in fiscal 2018. Expenses were 33% of segment total revenue in fiscal 2019, compared to 32% of segment total revenue in fiscal 2018.

Aerospace Products

●

Revenue increased 57% to $26.7 million in fiscal 2019 compared to $17.0 million in fiscal 2018. This $9.7 million increase was due to an increase in our aircraft modification business of $5.7 million and an increase in our avionics business of $4.0 million. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs increased 38% to $17.2 million in fiscal 2019 compared to $12.5 million in fiscal 2018. Costs were 65% of segment total revenue in fiscal 2019, compared to 74% of segment total revenue in fiscal 2018.

●

Expenses increased 38% in fiscal 2019 to $5.7 million compared to $4.1 million in fiscal 2018. Expenses were 21% of segment total revenue in fiscal 2019, compared to 24% of segment total revenue in fiscal 2018.

Liquidity and Capital Resources (in thousands)

At April 30, 2019, the Company was utilizing a line of credit in the form of a promissory note totaling $5.0 million. The unused line at April 30, 2019 was $5.0 million. The unused line at April 30, 2019 was $5.0 million. During the current year these funds were primarily used for the purchase of inventory and aircraft modification STC development for the modifications and avionics operations. The line of credit is due on demand and is collateralized by a first and second position on all assets of the Company.

At April 30, 2019, there was one note with an interest rate of 5.75% collateralized by aircraft security agreements totaling $119. This note was used for the purchase and modification of these collateralized aircraft. This note matures in January 2020.

At April 30, 2019, there was one note with an interest rate of 6.25% collateralized by an aircraft security agreement totaling $2.2 million. This note was used to purchase an aircraft. This note matures in January 2023.

At April 30, 2019, there is one note collateralized by equipment with a balance of $63. The interest rate on this note is 4.5%. This note matures in April 2022.

One note for $241 remains for real estate purchased in Dodge City, Kansas.  The interest rate on this note is 6.25%. This note matures in June 2024.

There is one note with an interest rate of 4.89% at a bank totaling $1.3 million. The proceeds were used primarily to pay off obligations with BHCI (a non-controlling owner of BHCMC, LLC). This note matures in May 2020.

We are not in default of any of our notes as of April 30, 2019 or July 12, 2019.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2019 and beyond.

Analysis and Discussion of Cash Flow

During fiscal 2019 our cash position increased by $1.7 million. Net income was $5.7 million. Cash flows from operating activities provided $9.6 million. Non-cash activities consisting of depreciation and amortization contributed $3.4 million, 401(k) stock issues contributed $584, and deferred income taxes contributed $1.1 million. Accounts receivable decreased our cash position by $158. Inventories decreased our cash position by $1.8 million. Accounts payable, customer deposits, prepaid expenses, and other liabilities increased our cash position by $546. Income tax receivable increased our cash by $192, while gaming facility mandated payments increased our cash by an additional $61.

Cash used in investing activities was $5.0 million. We invested $3.0 million to purchase an aircraft, $700 towards STCs, $36 in building additions, and $1.2 million on equipment and furnishings.

Cash used in financing activities was $2.9 million. We increased our debt by $626 while reducing our line of credit $2.4 million. We distributed $720 to our non-controlling member and purchased company stock of $436. The stock acquired was placed in treasury.

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

Revenue Recognition: Revenue Recognition: Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On May 1, 2018, the Company adopted Topic 606, using the modified retrospective transition method applied to those contracts which were not completed as of May 1, 2018. Results for reporting periods beginning after May 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no adjustment to beginning accumulated earnings on May 1, 2018 due to the impact of adopting Topic 606.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2019. From fiscal year 2018 to fiscal year 2019 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate labor rates, fuel costs and possibly interest rates to rise in fiscal years 2020 and 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Not applicable.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant are set forth on pages 29 through 44 of this report.

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

In connection with the preparation of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2019.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2019.

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

Changes in Internal Control Over Financial Reporting: In our opinion, there were no material changes in the Company internal controls over financial reporting during the three months ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B.  OTHER INFORMATION

We believe all material information is reported on Form 8-K reports.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on October 8, 2019, and is incorporated herein by reference. Certain information regarding executive officers of Butler National Corporation is included above in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item 11 regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on October 8, 2019, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 regarding security ownership of certain beneficial owners and management and related shareholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on October 8, 2019, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on October 8, 2019, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on October 8, 2019, and is incorporated herein by reference.

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

10.1

Employment Agreement between the Company and Clark D. Stewart dated March 17, 1994, as amended March 8, 2011 incorporated by reference to Exhibit 10.8 of our Form 10-K/A, as amended, for the year ended April 30, 1994. *

10.2

Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated December 12, 1996, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended July 31, 2012 (File No. 000-01678).

10.3

First Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated April 30, 2003, incorporated by reference to Exhibit 10.2 of our Form 10-Q for the period ended July 31, 2012 (File No. 000-01678).

10.4

Second Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated November 30, 2006, incorporated by reference to Exhibit 10.3 of our Form 10-Q for the period ended July 31, 2012 (File No. 000-01678).

10.5

Third Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated October 19, 2009, incorporated by reference to Exhibit 10.4 or our Form 10-Q for the period ended July 31, 2012 (File No. 000-01678).

10.6

Fourth Amendment to the Management Agreement between BNSC and the Modoc Tribe of Oklahoma, dated September 22, 2011, incorporated by reference to Exhibit 10.5 of our Form 10-Q for the period ended July 31, 2012 (File No. 000-01678).

10.7

Lottery Gaming Facility Management Contract between the State of Kansas and Butler National Service Corporation, approved by the Kansas Racing and Gaming Commission on December 8, 2008, incorporated by reference to Exhibit 10.6 of our Form 10-Q for the period ended July 31, 2012 (File No. 000-01678).

10.8

First Amendment to the Lottery Gaming Facility Management Contract between the State of Kansas and Butler National Service Corporation, dated December 29, 2009, incorporated by reference to Exhibit 10.7 of our Form 10-Q for the period ended July 31, 2012 (File No. 000-01678).

10.9

Lease between BHCMC, LLC as tenant and BHC Investment Company, L.C. as landlord, dated May 1, 2011 and amended via addendum dated January 1, 2012, incorporated by reference to Exhibit 10.8 of our Form 10-Q for the period ended July 31, 2012 (File No. 000-01678).

10.10

Lease between BHCMC, LLC as tenant and BHC Investment Company, L.C. as landlord, dated August 24, 2012, incorporated by reference to Exhibit 10.9 of our Form 10-Q for the period ended July 31, 2012 (File No. 000-01678).

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

10.15	Promissory Note dated April 29, 2015, by and among BHCMC, L.L.C. and KS StateBank, incorporated by reference to Exhibit 10.23 of our Form 10-K filed on July 29, 2015 (File No. 000-01678).

10.16	Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed September 29, 2016 (File No. 000-01678).

10.17	Form of Registered Stock Agreement under the Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on April 17, 2019 (File No. 000-01678).

10.18	Promissory Note dated February 27, 2019, by Butler National, Inc. and First Source Bank.

14	Standards of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Company's Form 10-K for the year ended April 30, 2008 (File No. 000-01678).

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accountants RBSM LLP.

31.1	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company's Annual Report on Form 10-K for the year ended April 30, 2019, formatted in XBRL (eXtensible Business Reporting Language) includes; (i) Consolidated Balance Sheets as of April 30, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended April 30, 2019 and 2018; (iii) Consolidated Statements of Stockholders' Equity for the years ended April 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended April 30, 2019 and 2018, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

* Relates to management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 19, 2019

BUTLER NATIONAL CORPORATION

/s/ Clark D. Stewart
Clark D. Stewart, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Clark D. Stewart	President, Chief Executive Officer and Director	July 19, 2019
Clark D. Stewart	(Principal Executive Officer)

/s/ Tad M. McMahon	Chief Financial Officer	July 19, 2019
Tad M. McMahon	(Principal Financial Officer and Principal Accounting Officer)

/s/ R. Warren Wagoner	Chairman of the Board and Director	July 19, 2019
R. Warren Wagoner

/s/ David B. Hayden	Director	July 19, 2019
David B. Hayden

/s/ Michael J. Tamburelli	Director	July 19, 2019
Michael J. Tamburelli

/s/ Bradley K. Hoffman	Director	July 19, 2019
Bradley K. Hoffman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Butler National Corporation and Subsidiaries

Olathe, Kansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Butler National Corporation and Subsidiaries (collectively, the “Company”) as of April 30, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

New York, NY

July 19, 2019

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF April 30, 2019 AND 2018

(in thousands, except per share data)

	April 30, 2019	April 30, 2018
ASSETS
CURRENT ASSETS:
Cash	$9,014	$7,353
Accounts receivable, net of allowance for doubtful accounts	3,265	3,107
Asset held for sale, net of accumulated depreciation	447	-
Income tax receivable	27	219
Inventories
Parts and raw materials	7,370	5,858
Work in process	1,441	1,234
Finished goods	74	27
Total inventory, net of allowance	8,885	7,119
Prepaid expenses and other current assets	1,646	978
Total current assets	23,284	18,776

PROPERTY, PLANT AND EQUIPMENT:
Land and building	7,464	5,779
Aircraft	8,467	6,157
Machinery and equipment	4,085	3,922
Office furniture and fixtures	7,477	6,658
Leasehold improvements	4,032	4,032
	31,525	26,548
Accumulated depreciation	(16,714)	(15,725)
Total property, plant and equipment	14,811	10,823

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $6,054 at April 30, 2019 and $5,164 at April 30, 2018)	6,407	6,597

OTHER ASSETS:
Deferred tax asset	295	193
Other assets (net of accumulated amortization of $9,370 at April 30, 2019 and $8,213 at April 30, 2018)	4,105	5,042
Total other assets	4,400	5,235
Total assets	$48,902	$41,431
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Promissory notes	$-	$2,387
Current maturities of long-term debt	1,899	1,612
Current maturities of capital lease obligation	8	-
Accounts payable	1,774	2,215
Customer deposits	2,758	1,396
Gaming facility mandated payment	1,280	1,219
Compensation and compensated absences	1,664	1,439
Deferred tax liability, current	236	-
Other current liabilities	230	162
Total current liabilities	9,849	10,430

Long-term debt, net of current maturities	2,076	1,735
Capital lease obligation, net of current maturities	1,689	-
Deferred tax liability	944	-
Total long-term liabilities	4,709	1,735
Total liabilities	14,558	12,165

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 71,008,122 shares, and outstanding 68,281,071 shares at April 30, 2019 and issued 66,196,854 shares, and outstanding 64,743,317 shares at April 30, 2018	710	662
Capital contributed in excess of par	14,767	14,231
Treasury stock at cost, 2,727,051 shares at April 30, 2019 and 1,453,537 shares at April 30, 2018	(1,387)	(951)
Retained earnings	13,913	10,060
Total Butler National Corporation's stockholders' equity	28,003	24,002
Noncontrolling interest in BHCMC, LLC	6,341	5,264
Total stockholders' equity	34,344	29,266
Total liabilities and stockholders' equity	$48,902	$41,431

The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED April 30, 2019 AND 2018

(in thousands, except per share data)

	2019	2018
REVENUES:
Professional services	$32,017	$31,283
Aerospace products	26,693	16,977
Total revenues	58,710	48,260

COSTS AND EXPENSES:
Cost of professional services	20,066	19,574
Cost of aerospace products	17,230	12,478
Marketing and advertising	4,167	3,799
Employee benefits	2,304	1,973
Depreciation and amortization	1,846	1,760
General, administrative and other	7,819	6,553
Total costs and expenses	53,432	46,137

OPERATING INCOME	5,278	2,123

OTHER INCOME (EXPENSE):
Interest expense	(248)	(331)
Other income (expense), net	-	4
Refund of sales/use tax	1,995	-
Total other income (expense)	1,747	(327)

INCOME BEFORE INCOME TAXES	7,025	1,796

PROVISION (BENEFIT) FOR INCOME TAXES
Provision (benefit) for income taxes	297	(192)
Deferred income tax	1,078	732
NET INCOME	5,650	1,256

Net income attributable to noncontrolling interest in BHCMC, LLC	(1,797)	(915)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$3,853	$341

BASIC EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$.06	$.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,511,608	64,387,694

DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$.06	$.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,511,608	64,387,694

The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED April 30, 2019 AND 2018

(dollars in thousands)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock- holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock- holders’ Equity
Balance, April 30, 2017	65,273,896	$652	$13,980	730,346	$(764)	$9,719	$23,587	$4,709	$28,296

Issuance of stock benefit plan	922,958	10	251	-	-	-	261	-	261

Stock repurchase	-	-	-	723,191	(187)	-	(187)	-	(187)

BHCMC distribution noncontrolling members	-	-	-	-	-	-	-	(360)	(360)

Net Income	-	-	-	-	-	341	341	915	1,256

Balance, April 30, 2018	66,196,854	662	14,231	1,453,537	(951)	10,060	24,002	5,264	29,266

Issuance of stock benefit plan	2,311,268	23	561	-	-	-	584	-	584

Stock repurchase	-	-	-	1,273,514	(436)	-	(436)	-	(436)

Restricted stock issued	2,500,000	25	925	-	-	-	950	-	950

Deferred compensation, restricted stock	-	-	(950)	-	-	-	(950)	-	(950)

BHCMC distribution noncontrolling members	-		-	-	-	-	-	(720)	(720)

Net Income	-	-	-	-	-	3,853	3,853	1,797	5,650

Balance, April 30, 2019	71,008,122	$710	$14,767	2,727,051	$(1,387)	$13,913	$28,003	$6,341	$34,344

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED April 30, 2019 AND 2018

(dollars in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,650	$1,256
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,376	3,347
Stock issued for benefit plan	584	261
Deferred income tax expense	1,078	732

Changes in operating assets and liabilities
Accounts receivable	(158)	988
Income tax receivable	192	(219)
Inventories	(1,766)	(262)
Prepaid expenses and other assets	(668)	14
Accounts payable	(441)	296
Customer deposits	1,362	504
Accrued liabilities	225	(628)
Gaming facility mandated payment	61	(8)
Other liabilities	68	33
Net cash provided by operating activities	9,563	6,314

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,985)	(2,289)
Net cash used in investing activities	(4,985)	(2,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of promissory notes, net	(2,387)	(217)
Borrowings of long-term debt	2,325	-
Repayments of long-term debt	(1,699)	(2,297)
Repurchase of common stock	(436)	(187)
Distribution to noncontrolling member	(720)	(360)
Net cash used in financing activities	(2,917)	(3,061)

NET INCREASE IN CASH	1,661	964

CASH, beginning of year	7,353	6,389

CASH, end of year	$9,014	$7,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$251	$331
Income taxes paid	$105	$615

NON CASH INVESTING AND FINANCING ACTIVITY
Issuance of restricted stock to employees	$950	$-
Capital asset and lease obligation additions	1,699	-
	$2,649	$-

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.	NATURE OF OPERATIONS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned active subsidiaries, Avcon Industries, Inc., AVT Corporation, BCS Design, Inc., Butler National Services, Inc., Butler National Service Corporation, Butler National Corporation-Tempe, Butler Avionics, Inc., Butler National, Inc., Butler Temporary Services, Inc., Kansas International Corporation, Kansas International DDC, LLC, Wild West Heritage Foundation, Inc., and a majority owned subsidiary, BHCMC, LLC (collectively, The Company). These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”), expressed in U.S. dollars. All amounts are in thousands, except share and par values, unless otherwise noted. All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year end of the Company is April 30.

Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas facility. Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, ISR modifications, and stability enhancing modifications. Butler Avionics sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems). Butler National Inc. acquires airplanes, principally Learjets, to refurbish and sell. Butler National Corporation-Tempe is primarily engaged in the manufacture electronic upgrades for classic weapon control systems used by the military. Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988. BHCMC, LLC is majority-owned and provides management services for the Boot Hill Casino under a management agreement with the State of Kansas. BCS Design provides professional architectural services.

SIGNIFICANT ACCOUNTING POLICIES:

a)

Accounts receivable: Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Allowance for doubtful accounts are calculated on the historical write-off of doubtful accounts of the individual subsidiaries. Invoices are generally considered a doubtful account if no payment has been made in the past 90 days. We review these policies on a quarterly basis, and based on these reviews, we believe we maintain adequate reserves. At April 30, 2019 and 2018, the allowance for doubtful accounts was $143 and $112 respectively.

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

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At April 30, 2019 and 2018, the estimate of obsolete inventory was $718 and $571 respectively.

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

f)

Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $5,646 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417, and miscellaneous other assets of $912.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024.  There is no assurance of the Management Contract renewal.  The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of fifteen years.

Other assets net values are as follows:

(dollars in thousands)	2019	2018

Privilege fee	$5,500	$5,500
Less amortized costs	3,103	2,679
Privilege fee balance	$2,397	$2,821

Intangible gaming equipment	$5,646	$5,426
Less amortized costs	5,214	4,574
Intangible gaming equipment balance	$432	$852

JET autopilot intellectual property	$1,417	$1,417
Less amortized costs	1,053	960
JET autopilot intellectual property balance	$364	$457

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

(dollars in thousands)	2019	2018

Direct labor	$2,670	$2,494
Direct materials	3,345	3,099
Consultant costs	1,922	1,922
Overhead	4,524	4,246
	12,461	11,761
Less-amortized costs	6,054	5,164
STC balance	$6,407	$6,597

h)

Revenue Recognition: Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On May 1, 2018, the Company adopted Topic 606, using the modified retrospective transition method applied to those contracts which were not completed as of May 1, 2018. Results for reporting periods beginning after May 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no adjustment to beginning accumulated earnings on May 1, 2018 due to the impact of adopting Topic 606.

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

j)

Advanced Payments and Billings in Excess of Costs Incurred: We receive advances, performance-based payments and progress payment from customers which may exceed costs incurred on certain contracts. We classify advance payments and billings in excess of costs incurred, other than those reflected as a reduction of contracts in process, as customer deposits in current liabilities.

k)	Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year.

The computation of the Company basic and diluted earnings per common share is as follows:

(in thousands, except per share data)	2019	2018

Net income attributable to Butler National Corporation	$3,853	$341
Weighted average common shares outstanding	64,511,608	64,387,694
Dilutive effect of non-qualified stock option plans	-	-
Weighted average common shares outstanding, assuming dilution	64,511,608	64,387,694
Potential common shares if all options were exercised and shares issued	64,511,608	64,387,694
Basic earnings per common share	$0.06	$0.01
Diluted earnings per common share	$0.06	$0.01

l)

Stock-based Compensation: The Company accounts for stock-based compensation under ASC Topic 505-50, "Share-Based Payment" ASC 718, "Accounting for Stock-Based Compensation." These standards define a fair value based method of accounting for stock-based compensation. The cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

m)

Income Taxes: The Company utilizes ASC 740, Accounting for Income Taxes. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expense items are recognized for financial reporting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of deferred tax assets and liabilities give recognition to enacted tax rates in effect in the year the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that we expect to realize.

n)

Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2019 and 2018, we had $5,365 and $3,750, respectively in bank deposits that exceeded the federally insured limits.

o)

Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.

p)	Research and Development: We invested in research and development activities. The amount invested in the year ended April 30, 2019 and 2018 was $1,888 and $1,763 respectively.

q)

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 requires expanded disclosures about the nature and terms of lease agreements and is effective for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

r)

Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations.

2.	DEBT:

Principal amounts of debt at April 30, 2019 and 2018, consist of the following (in thousands):

Promissory Notes	2019	2018

Bank line of credit, available LOC $5.0 million interest at 3.4% due on demand, collateralized by a first and second position on all assets of the Company.	-	2,387
	$-	$2,387

Long-Term Debt
Note payable, interest at 5.75% due January 2020 collateralized by Aircraft Security Agreements.	$119	$270

Note payable, interest at 6.25% due January 2023, collateralized by an Aircraft Security Agreement.	2,239	-

Note payable, interest at bank prime paid off in 2019.	-	62

Note payable, interest at bank prime paid off in 2019.	-	65

Note payable, interest at bank prime paid off in 2019.	-	147

Note payable, interest at 6.25%, due June 2024, collateralized by real estate.	241	259

Note payable, interest at 4.89% due May 2020, collateralized by all of BNSC's assets and compensation due under the State Management contract.	1,313	2,464

Notes payable, interest at 4.5%, due April 2022, collateralized by equipment.	63	80

	3,975	3,347
Less: Current maturities	1,899	1,612
	$2,076	$1,735

Maturities of long-term debt are as follows:

Year Ending April 30	Amount
2020	$1,899
2021	712
2022	649
2023	557
2024	24
Thereafter	134
$3,975

3.	CAPITALIZED LEASE:

The Company leases a hangar and office space under a long-term lease.

Included in land and building are the following assets held under capital lease:

April 30, 2019
Building	$1,699
Less accumulated depreciation	11
Total	$1,688

Future minimum lease payments for assets under capital leases at April 30, 2019 are as follows:

2020	$93
2021	93
2022	93
2023	93
2024	93
Thereafter	4,137
Total minimum lease payments	4,602
Less amount representing interest	2,905
Present value of net minimum lease payments	1,697
Less current maturities of capital lease obligation	8
Long-term capital lease obligation	$1,689

Financial and Other Covenants

We are in compliance with our covenants at April 30, 2019.

4.	INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2019 and 2018 are as follows (in thousands):

	April 30, 2019	April 30, 2018
Deferred tax liabilities:
Depreciation and amortization	$(923)	$(112)
Deferred compensation, restricted stock	(257)	-
Total deferred tax liabilities	(1,180)	(112)

Deferred tax assets:
Accounts receivable allowance	39	30
Inventory and other allowances	194	154
Vacation accruals	25	31
Jackpot reserves	37	26
R&D credits	-	64
Total deferred tax assets	295	305
Less valuation allowance	-	-
Net deferred tax assets (liabilities)	$(885)	$193

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	April 30, 2019	April 30, 2018
Statutory federal income tax rate expense, net of noncontrolling interest	21.00%	30.00%
State income tax, net of federal benefits	1.90%	8.16%
Permanent tax	1.93%	11.33%
Other	1.46%	11.82%
	26.29%	61.31%

Income tax expense:
Deferred income tax	$1,078	$732
Current income tax (benefit)	297	(192)
Total income tax expense	$1,375	$540

Current income tax expense (benefit) of $297 and ($192) are comprised of $170 and ($295) in federal income tax and $127 and $103 in state income tax for the years ended April 30, 2019 and 2018, respectively.

The Tax Cuts and Jobs Act (the "ACT") was enacted on December 22, 2017. The Act reduces the US Federal corporate income tax rate from 35% to 21% and required the Company to re-measure certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. The Company adopted the new rate as it relates to the calculation of deferred tax amounts as of April 30, 2018.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its financial condition, results of operations or cashflow. Therefore, no reserve for uncertain income tax position, interest or penalties, have been recorded.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. Federal tax examinations for tax years beginning on May 1, 2014 and prior. There are no current tax examinations.

5.	STOCKHOLDERS' EQUITY:

Common Stock Transactions

During the year ended April 30, 2019, we issued 2,311,268 shares valued at $584 as the contribution to the Company 401(k) profit sharing plan.

During the year ended April 30, 2018, we issued 922,958 shares valued at $261 as the contribution to the Company 401(k) profit sharing plan.

6.	STOCK OPTIONS AND INCENTIVE PLANS

In November 2016, the shareholders approved and adopted the Butler National Corporation 2016 Equity Incentive Plan. The maximum number of shares of common stock that may be issued under the Plan is 12.5 million.

On April 12, 2019, the Company granted 2.5 million restricted shares to employees. These shares have voting rights at date of grant and become fully vested and nonforfeitable on April 11, 2024. The restricted shares were valued at $0.38 per share, for a total of $950. The deferral compensation of $950 will be expensed on the financial statements over the five year vesting period. No other equity awards have been made under the plan.

7.	STOCK REPURCHASE PROGRAM:

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $2,225 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2020.

The table below provides information with respect to common stock purchases by the Company during the year ended April 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$500
Shares purchased in prior periods	130,346	$0.25	130,346	$468
Quarter ended July 31, 2017	-	$-	-	$468
Quarter ended October 31, 2017	8,607	$0.30	8,607	$465
Quarter ended January 31, 2018 (a)	536,058	$0.26	536,058	$326
Quarter ended April 30, 2018 (a)	178,526	$0.25	178,526	$281
Increase in program authorization April 2018 (b)	-	$-	-	$531
Quarter ended July 31, 2018 (a)	25,277	$0.26	25,277	$525
Quarter ended October 31, 2018 (a)	480,805	$0.30	480,805	$381
Quarter ended January 31, 2019 (a)	186,727	$0.34	186,727	$317
Quarter ended April 30, 2019 (a)	580,705	$0.38	580,705	$94
Increase in program authorization April 2019 (c)	-	$-	-	$1,569
Total	2,127,051	$0.31	2,127,051

(a)	These shares of common stock purchased were purchased through private transactions
(b)	Board of Directors increased program authorization from $500 to $750
(c)	Board of Directors increased program authorization from $750 to $2,225

8.	COMMITMENTS AND CONTINGENCIES:

Lease and Rent Commitments (in thousands).

We lease and rent space with initial terms of (3) years, (5) years, ten (10) years, and twenty five (25) years. Total rental expense incurred for the years ended April 30, 2019 and 2018 was $5,209 and $5,228 respectively.

Minimum lease and rent agreement commitments under noncancelable operating leases and rental agreements for the next five (5) years are as follows:

Year Ending April 30	Amount
2020	$4,890
2021	4,938
2022	4,987
2023	5,037
2024	5,088
$24,940

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

9.	RELATED-PARTY TRANSACTIONS:

We paid consulting fees of $135 and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2019 and 2018 respectively.

Included in accrued liabilities are $623 and $484 as of April 30, 2019 and 2018 respectively for amounts owed to our CEO for accrued compensation.

Included in other assets at April 30, 2019 and 2018 is $780 owed to us by the noncontrolling company of BHCMC, LLC for costs incurred on their behalf.

In fiscal 2019, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, Vice President, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table shown in the most recent Proxy Statement resulting in compensation of $370, $475 and $237, respectively, for fiscal 2019 and $236, $330, and $195, respectively, for fiscal 2018.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

10.	401(k) PROFIT SHARING PLAN:

We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however, there are only two entry dates per calendar year. The Plan may match subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6% of the employee's salary, and a portion of the Company’s profits. Employees are 100 percent vested in the employer's contributions immediately. Our matching contribution, as approved by the Board of Directors was paid in common stock of the Company.  The contribution amount was valued at the market price of the stock contributed in 2019 and 2018 was approximately $584 and $261 respectively.

11.	REFUND OF SALES/USE TAX:

On December 29, 2017, BHCMC, received a ruling from the Kansas Supreme Court in the Matter of the Appeal of BHCMC, LLC d/b/a Boot Hill Casino & Resort, concerning the request for refund for sales/use taxes paid for slot machines owned by the Kansas Lottery. The Kansas Department of Revenue appealed from a Board of Tax Appeals summary decision granting a compensating use tax refund to BHCMC. The Kansas Supreme Court addressed “whether such a tax can be imposed on Boot Hill (BHCMC) for electronic gaming machines it does not—and, under the law and its management agreement with Kansas Lottery, cannot—own”. The Court ruled that “Boot Hill did not exercise a right or power incident to ownership of personal property in order to be subject to a compensating use tax for that property.” Because BHCMC has not exercised such a power or right, the Court affirmed Board of Tax Appeals' refund decision and the ruling of the Kansas Court of Appeals panel decision. Management makes no assurances related to collection of, or the timeliness of, any actions realizing any direct monetary effects, if any, of the ruling. Therefore, the Company accounted for these sales tax refunds as other income when payment was received from the State of Kansas. The amount of refunds received from the State in 2019 amounted to $1,995. No additional claim or refunds is anticipated.

12.	INDUSTRY SEGMENTATION AND SALES BY MAJOR CUSTOMER:

Industry Segmentation

Current Activities - The Company focuses on two primary activities, Professional Services and Aerospace Products.

Aerospace Products:

Aircraft Modifications principally includes the modification of customer and company owned business-size aircraft from passenger to freighter configuration, radar systems, addition of aerial photography capabilities, ISR modifications, and stability enhancing modifications for Learjet, Beechcraft, Cessna, and Dassault Falcon aircraft along with other specialized modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon").

Avionics principally includes the manufacture, sale, and service of electronics upgrades for classic weapon control systems used on military aircraft and vehicles. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona ("Avionics").

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

Professional Services:

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state-owned casino".

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Year ended April 30, 2019	Professional Services	Aerospace Products	Consolidated
Total revenues	$32,017	$26,693	$58,710
Depreciation and amortization	1,068	778	1,846
Operating income	1,480	3,798	5,278
Capital expenditures, net	1,023	3,962	4,985
Interest expense	-	-	(248)
Refund of sales/use tax	-	-	1,995
Income before taxes	-	-	7,025
Income tax expense	-	-	1,375
Net income attributable to Butler National Corporation	-	-	3,853
Identifiable assets, net	22,432	26,470	48,902

Year ended April 30, 2018	Professional Services	Aerospace Products	Consolidated
Total revenues	$31,283	$16,977	$48,260
Depreciation and amortization	1,256	504	1,760
Operating income	1,721	402	2,123
Capital expenditures, net	631	1,658	2,289
Interest expense	-	-	(331)
Other income (expense)	-	-	4
Income before taxes	-	-	1,796
Income tax expense	-	-	540
Net income attributable to Butler National Corporation	-	-	341
Identifiable assets, net	21,538	19,893	41,431

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	2019	2018
Aerospace Products – one customer	15.1%	12.3%
Professional Services	-	-

In fiscal 2019 the Company derived 25.5% of total sales from five Aerospace customers. The top customer provided 15.1% of total sales while the next top four customers ranged from 2.2% to 3.0%.

13.	FAIR VALUE MEASUREMENTS:

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Promissory notes	$-	$-	$-	$-
Long-term debt	-	-	3,975	3,975
	$-	$-	$3,975	$3,975

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Promissory notes	$-	$-	$2,387	$2,387
Long-term debt	-	-	3,347	3,347
	$-	$-	$5,734	$5,734

14.	SUBSEQUENT EVENTS:

In May 2019, the Company sold an aircraft for $975. The aircraft had a net book value of $447 at April 30, 2019 and is listed on the balance sheet as asset held for sale. The resulting gain on sale will be reported in the first quarter of 2020.

In June 2019, the Company entered into a two year lease and a five year lease of hangar and office space at the municipal airport in Newton, Kansas. The two leases have minimum annual lease payments of $57 and $144, respectively.

The Company evaluated its April 30, 2019 consolidated financial statements for subsequent events through July 19, 2019, the filing date of this report. The Company is not aware of any other subsequent events that would require recognition or disclosure in the consolidated financial statements.