Form 10-Q
period 2019-07-31
BUTLER NATIONAL CORP
filed 2019-09-13
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 6, 2019 was 68,160,250 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of July 31, 2019 and April 30, 2019

(in thousands except per share data)

	July 31, 2019	April 30, 2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$10,249	$9,014
Accounts receivable, net of allowance for doubtful accounts	5,382	3,265
Asset held for sale, net of accumulated depreciation	-	447
Income tax receivable	-	27
Inventories
Parts and raw materials	7,507	7,370
Work in process	1,679	1,441
Finished goods	73	74
Total inventory, net of allowance	9,259	8,885
Prepaid expenses and other current assets	1,746	1,646
Total current assets	26,636	23,284

PROPERTY, PLANT AND EQUIPMENT:
Finance lease right-to-use assets	43,680	1,699
Land and building	5,765	5,765
Aircraft	8,467	8,467
Machinery and equipment	4,075	4,075
Office furniture and fixtures	7,545	7,487
Leasehold improvements	4,032	4,032
	73,564	31,525
Accumulated depreciation	(17,824)	(16,714)
Total property, plant and equipment	55,740	14,811

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $6,298 at July 31, 2019 and $6,054 at April 30, 2019)	6,163	6,407

OTHER ASSETS:
Deferred tax asset	295	295
Other assets (net of accumulated amortization of $9,570 at July 31, 2019 and $9,370 at April 30, 2019)	3,905	4,105
Total other assets	4,200	4,400
Total assets	$92,739	$48,902
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,596	$1,899
Current maturities of finance lease liability	1,070	8
Accounts payable	1,736	1,774
Customer deposits	2,948	2,758
Gaming facility mandated payment	975	1,280
Compensation and compensated absences	1,508	1,664
Deferred tax liability, current	236	236
Income taxes payable	735	-
Other current liabilities	245	230
Total current liabilities	11,049	9,849

Long-term debt, net of current maturities	1,823	2,076
Finance lease liability, net of current maturities	42,384	1,689
Deferred tax liability	944	944
Total long-term liabilities	45,151	4,709
Total liabilities	56,200	14,558

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5:
Authorized 50,000,000 shares, all classes
Designated Classes A and B 200,000 shares
$100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 71,008,122 shares, and outstanding 68,160,250 shares at July 31, 2019 and issued 71,008,122 shares, and outstanding 68,281,071 shares at April 30, 2019	710	710
Capital contributed in excess of par	14,814	14,767
Treasury stock at cost, 2,847,872 shares at July 31, 2019 and 2,727,051 shares at April 30, 2019	(1,430)	(1,387)
Retained earnings	15,974	13,913
Total Butler National Corporation's stockholders' equity	30,068	28,003
Noncontrolling interest in BHCMC, LLC	6,471	6,341
Total stockholders' equity	36,539	34,344
Total liabilities and stockholders' equity	$92,739	$48,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED July 31,
	2019	2018
REVENUE:
Professional Services	$8,116	$7,948
Aerospace Products	8,900	5,456
Total revenue	17,016	13,404

COSTS AND EXPENSES:
Cost of Professional Services	3,850	4,812
Cost of Aerospace Products	4,969	4,130
Marketing and advertising	1,104	975
Employee benefits	547	505
Depreciation and amortization	1,239	388
General, administrative and other	1,786	1,693
Total costs and expenses	13,495	12,503

OPERATING INCOME	3,521	901

OTHER INCOME (EXPENSE):
Interest expense	(1,097)	(70)
Refund of sales/use tax	-	279
Gain on sale of airplane	529	-
Total other income (expense)	(568)	209

INCOME BEFORE INCOME TAXES	2,953	1,110

PROVISION FOR INCOME TAXES
Provision for income taxes	762	188

NET INCOME	2,191	922
Net income attributable to noncontrolling interest in BHCMC, LLC	(130)	(413)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$2,061	$509

BASIC EARNINGS PER COMMON SHARE	$0.03	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	68,270,565	64,743,042

DILUTED EARNINGS PER COMMON SHARE	$0.03	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	68,270,565	64,743,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED July 31, 2019 AND 2018

(dollars in thousands)

(unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock- holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock- holders’ Equity
Balance, April 30, 2018	66,196,854	$662	$14,231	1,453,537	$(951)	$10,060	$24,002	$5,264	$29,266

Stock repurchase	-	-	-	25,277	(6)	-	(6)	-	(6)

Net Income	-	-	-	-	-	509	509	413	922

Balance, July 31, 2018	66,196,854	$662	$14,231	1,478,814	$(957)	$10,569	$24,505	$5,677	$30,182

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock- holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock- holders’ Equity
Balance, April 30, 2019	71,008,122	$710	$14,767	2,727,051	$(1,387)	$13,913	$28,003	$6,341	$34,344

Stock repurchase	-	-	-	120,821	(43)	-	(43)	-	(43)

Deferred compensation, restricted stock	-	-	47	-	-	-	47	-	47

Net Income	-	-	-	-	-	2,061	2,061	130	2,191

Balance, July 31, 2019	71,008,122	$710	$14,814	2,847,872	$(1,430)	$15,974	$30,068	$6,471	$36,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

(in thousands)

(unaudited)

	THREE MONTHS ENDED July 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,191	$922
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,555	750
Gain on sale of airplane	(529)	-
Deferred compensation, restricted stock	47	-

Changes in assets and liabilities
Accounts receivable	(2,117)	(118)
Income tax receivable	27	188
Inventories	(374)	(391)
Prepaid expenses and other current assets	(100)	(462)
Accounts payable	(38)	(288)
Customer deposits	190	1,340
Accrued liabilities	(156)	(181)
Gaming facility mandated payment	(305)	(282)
Income tax payable	735	-
Other current liabilities	15	61
Net cash provided by operating activities	1,141	1,539

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(58)	(227)
Proceeds from sale of airplane	975	-
Net cash provided by (used in) investing activities	917	(227)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of promissory notes, net	-	(711)
Repayments of long-term debt	(556)	(401)
Reduction of finance lease liability	(224)	(2)
Repurchase of common stock	(43)	(6)
Net cash used in financing activities	(823)	(1,120)

NET INCREASE IN CASH	1,235	192

CASH, beginning of period	9,014	7,353

CASH, end of period	$10,249	$7,545

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,096	$71
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITY
Finance lease right-of-use assets and finance lease liability	$41,981	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2019. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2019 are not indicative of the results of operations that may be expected for the fiscal year ended April 30, 2020.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income Per Share: Butler National Corporation (“the Company”) follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings per share would be excluded. The number of potential common shares as of July 31, 2019 is 68,160,250.

3. Revenue Recognition: On May 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers”.

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

5. Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Inventories include material, labor and factory overhead required in the production of our products.

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At July 31, 2019 and April 30, 2019, the estimate of obsolete inventory was $718 and $718 respectively.

6. Research and Development: We invested in research and development activities. The amount invested in the three months ended July 31, 2019 and 2018 was $397 and $318 respectively.

7. Debt: At July 31, 2019, the Company was utilizing a promissory note in the form of a line of credit totaling $5,000. The unused line at July 31, 2019 was $5,000. These funds are primarily used for the purchase of inventories and aircraft modification Supplemental Type Certificate ("STC") development costs for modifications and avionics. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At July 31, 2019, there was one note with an interest rate of 6.25% collateralized by aircraft security agreements totaling $2.1 million. This note was used for the purchase and modifications of collateralized aircraft. This note matures in January 2023.

At July 31, 2019, there is one note totaling $238 collateralized by real estate in Dodge City, Kansas. The interest rate on this note is 6.25%. This note matures in June 2024.

At July 31, 2019, there is one note collateralized by equipment with a balance of $57. The interest rate on this note is 4.5%. This note matures in April 2022.

At July 31, 2019, there is one note at a bank totaling $1.0 million with an interest rate of 4.89%. The proceeds were used primarily to pay off obligations with BHCI (a non-controlling owner of BHCMC, LLC). This note matures in May 2020.

We are not in default of any of our notes as of July 31, 2019.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2019 and beyond.

8. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $5,646 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417 and miscellaneous other assets of $912.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas which will end in December 2024.  There is no assurance of the Management Contract renewal.  The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of fifteen years.

9. Stock Options and Incentive Plans:

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

For the three months ended July 31, 2019 and July 31, 2018, the company expensed $47 and $0, respectively.

10. Stock Repurchase Program

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $2,225 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2020.

The table below provides information with respect to common stock purchases by the Company through July 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$500
Shares purchased in prior periods	130,346	$0.25	130,346	$468
Quarter ended October 31, 2017	8,607	$0.30	8,607	$465
Quarter ended January 31, 2018 (a)	536,058	$0.26	536,058	$326
Quarter ended April 30, 2018 (a)	178,526	$0.25	178,526	$281
Increase in program authorization April 2018 (b)	-	$-	-	$531
Quarter ended July 31, 2018 (a)	25,277	$0.26	25,277	$525
Quarter ended October 31, 2018 (a)	480,805	$0.30	480,805	$381
Quarter ended January 31, 2019 (a)	186,727	$0.34	186,727	$317
Quarter ended April 30, 2019 (a)	580,705	$0.38	580,705	$94
Increase in program authorization April 2019 (c)	-	$-	-	$1,569
Quarter ended July 31, 2019 (a)	120,821	$0.35	120,821	$1,526
Total	2,247,872	$0.31	2,247,872

(a)	These shares of common stock purchased were purchased through a private transaction
(b)	Board of Directors increased program authorization from $500 to $750
(c)	Board of Directors increased program authorization from $750 to $2,225

11. Finance Lease Right-of-Use

On May 1, 2019, the Company adopted ASU 2016-02 Leases – Topic 842. ASU 2016-02 requires that on the balance sheet a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

We lease the casino as well as hangar and office space with initial lease terms of two, five, twenty-five and fifty years.

July 31, 2019
Right-of-use assets	$43,680
Less accumulated depreciation	693
Total	$42,987

Future minimum lease payments for assets under capital leases at July 31, 2019 are as follows:

2020	$5,195
2021	5,242
2022	5,241
2023	5,293
2024	5,333
Thereafter	60,365
Total minimum lease payments	86,669
Less amount representing interest	43,215
Present value of net minimum lease payments	43,454
Less current maturities of finance lease liability	1,070
Finance lease liability, net of current maturities	$42,384

The adoption of ASU 2016-02 had a negative impact on our financial statements for the three months ended July 31, 2019. The impact is summarized below:

Increase in depreciation	$693
Increase in interest expense	1,035
Decrease in rent expense	(1,218)
Decrease in net income for the three months ended July 31, 2019	$510

12. Subsequent Events:

The Company evaluated its July 31, 2019 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

Forward-Looking Statements

Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A (Risk Facotrs) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2019, and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2019, including the following factors:

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

We have two separate reporting segments: Aerospace Products and Professional Services. Aerospace Products and Professional Services do not share the same customers and suppliers and have substantially distinct businesses. The Aerospace Products operating segment provides products and services in the aerospace industry. Companies in Aerospace Products derive their revenue from system design, engineering, manufacturing, integration, installation, repairing, overhauling, servicing and distribution of aerostructures, avionics, aircraft components, accessories, subassemblies and systems. The Professional Services operating segment provides services in the gaming industry. Professional Services companies manage a gaming and entertainment facility and provide architectural and engineering services. These reporting segments operate through various subsidiaries and affiliates listed in the Company’s fiscal year 2019 Annual Report on Form 10-K.

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

Products. The products that the companies within this group design, engineer, manufacture, integrate, install, repair and service include:

●	Aerial surveillance products	●	GARMIN GTN Global Position System Navigator with Communication Transceiver

●	Aerodynamic enhancement products	●	J.E.T autopilot products

●	Airspeed and altimeter systems	●	Electrical systems and switching equipment

●	Avcon Fins	●	Noise suppression systems

●	ADS-B (transponder) systems	●	Rate gyroscopes

●	Conversion of passenger configurations to cargo	●	Replacement vertical accelerometers

●	Cargo/sensor carrying pods	●	Provisions for external stores

●	Electronic navigation instruments, radios and transponders	●	Attitude heading reference systems

Modifications. The companies in Aerospace Products have authority pursuant to Federal Aviation Administration Supplemental Type Certificates (“STCs”) and Parts Manufacturer Approval (“PMA”), to build required parts and subassemblies and to make applicable installations. Companies in Aerospace Products perform modifications in the aviation industry including:

●	Aerial photograph capabilities	●	Extended tip fuel tanks

●	Aerodynamic improvements	●	Radar systems

●	Avionics systems	●	ISR – Intelligence Surveillance Reconnaissance

●	Cargo doors	●	Special mission modifications

●	Conversion from passenger to freighter configuration	●	Stability enhancements

●	Extended doors	●	Traffic collision avoidance systems

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

Results Overview

The three months ending July 31, 2019 revenue increased 27% to $17.0 million compared to $13.4 million in the three months ending July 31, 2018. In the three months ending July 31, 2019 the professional services revenue was $8.1 million compared to $7.9 million in the three months ending July 31, 2018, an increase of 2%. In the three months ending July 31, 2019 the Aerospace Products revenue was $8.9 million compared to $5.5 million in the three months ending July 31, 2018, an increase of 63%.

The three months ending July 31, 2019 net income increased to $2.1 million compared to a net income of $509 in the three months ending July 31, 2018.  The three months ending July 31, 2019, operating income increased to $3.5 million, from an operating income of $901 in the three months ending July 31, 2018.

RESULTS OF OPERATIONS

THREE MONTHS ENDING JULY 31, 2019 COMPARED TO THREE MONTHS ENDING JULY 31, 2018

(dollars in thousands)	Three Months Ended July 31, 2019	Percent of Total Revenue	Three Months Ended July 31, 2018	Percent of Total Revenue	Percent Change 2018-2019
Revenue:
Professional Services	$8,116	48%	$7,948	59%	2%
Aerospace Products	8,900	52%	5,456	41%	63%
Total revenue	17,016	100%	13,404	100%	27%

Costs and expenses:
Costs of Professional Services	3,850	23%	4,812	36%	-20%
Cost of Aerospace Products	4,969	29%	4,130	31%	20%
Marketing and advertising	1,104	7%	975	7%	13%
Employee benefits	547	3%	505	4%	8%
Depreciation and amortization	1,239	7%	388	3%	219%
General, administrative and other	1,786	10%	1,693	12%	5%
Total costs and expenses	13,495	79%	12,503	93%	8%
Operating income	$3,521	21%	$901	7%	291%

Revenue:

Revenue increased 27% to $17.0 million in the three months ended July 31, 2019, compared to $13.4 million in the three months ended July 31, 2018. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 2% for the three months to $8.1 million at July 31, 2019 compared to $7.9 million in the three months ended July 31, 2018.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 63% for the three months to $8.9 million at July 31, 2019 compared to $5.5 million at July 31, 2018.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 8% in the three months ended July 31, 2019 to $13.5 million compared to $12.5 million in the three months ended July 31, 2018. Costs and expenses were 79% of total revenue in the three months ended July 31, 2019, as compared to 93% of total revenue in the three months ended July 31, 2018.

Costs of Professional Services decreased 20% in the three months ended July 31, 2019 to $3.9 million compared to $4.8 million in the three months ended July 31, 2018. Costs were 23% of total revenue in the three months ended July 31, 2019, as compared to 36% of total revenue in the three months ended July 31, 2018.

   `

Costs of Aerospace Products increased by 20% in the three months ended July 31, 2019 to $5.0 million compared to $4.1 million for the three months ended July 31, 2018. Costs were 29% of total revenue in the three months ended July 31, 2019, as compared to 31% of total revenue in the three months ended July 31, 2018.

Marketing and advertising expenses increased by 13% in the three months ended July 31, 2019, to $1.1 million compared to $975 in the three months ended July 31, 2018. Expenses were 7% of total revenue in the three months ended July 31, 2019, as compared to 7% of total revenue in the three months ended July 31, 2018. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 3% in the three months ended July 31, 2019, compared to 4% in the three months ended July 31, 2018. These expenses increased to $547 in the three months ended July 31, 2019, from $505 in the three months ended July 31, 2018. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 7% in the three months ended July 31, 2019, compared to 3% in the three months ended July 31, 2018. These expenses increased 219% to $1.2 million in the three months ended July 31, 2019, from $388 in the three months ended July 31, 2018. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the three months ended July 31, 2019 was $938 compared to $245 in the three months ended July 31, 2018.

General, administrative and other expenses as a percent of total revenue was 10% in the three months ended July 31, 2019, compared to 12% in the three months ended July 31, 2018. These expenses increased 5% to $1.8 million in the three months ended July 31, 2019, from $1.7 million in the three months ended July 31, 2018.

Other income (expense):

Interest expense and other income were $(568) in the three months ended July 31, 2019, compared with interest expense and other income of $209 in the three months ended July 31, 2018.  Interest related to obligations of BHCMC, LLC was $1.0 million in the three months ended July 31, 2019 compared to $29 in the three months ended July 31, 2018.

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

The following table presents a summary of our operating segment information for the three months ended July 31, 2019 and July 31, 2018:

(dollars in thousands)	Three Months Ended July 31, 2019	Percent of Total Revenue	Three Months Ended July 31, 2018	Percent of Total Revenue	Percent Change 2018-2019
Professional Services
Revenue
Boot Hill Casino	$8,069	99%	$7,841	99%	3%
Management/Professional Services	47	1%	107	1%	-56%
Revenue	8,116	100%	7,948	100%	2%

Costs of Professional Services	3,850	48%	4,812	60%	-20%
Expenses	3,017	37%	2,592	33%	16%
Total costs and expenses	6,867	85%	7,404	93%	-7%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$1,249	15%	$544	7%	130%

(dollars in thousands)	Three Months Ended July 31, 2019	Percent of Total Revenue	Three Months Ended July 31, 2018	Percent of Total Revenue	Percent Change 2018-2019
Aerospace Products
Revenue	$8,900	100%	$5,456	100%	63%

Costs of Aerospace Products	4,969	56%	4,130	75%	20%
Expenses	1,659	18%	969	18%	71%
Total costs and expenses	6,628	74%	5,099	93%	30%
2,272
	2,272	26%	$357	7%	536%

Professional Services

●

Revenue from Professional Services increased 2% for the three months ended July 31, 2019 to $8.1 million compared to $7.9 million for the three months ended July 31, 2018.

In the three months ended July 31, 2019 Boot Hill Casino received gross receipts for the State of Kansas of $10.3 million compared to $10.4 million for the three months ended July 31, 2018. Mandated fees, taxes and distributions reduced gross receipts by $3.3 million resulting in gaming revenue of $7.0 million for the three months ended July 31, 2019, compared to a reduction to gross receipts of $3.4 million resulting in gaming revenue of $7.0 million for the three months ended July 31, 2018.  Non-gaming revenue at Boot Hill Casino increased to $1.0 million for the three months ended July 31, 2019, compared to $876 for the three months ended July 31, 2018.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 56% to $47 for the three months ended July 31, 2019, compared to $107 for the three months ended July 31, 2018.

●

Costs of Professional Services decreased in the three months ended July 31, 2019 to $3.9 million compared to $4.8 million in the three months ended July 31, 2018. Costs were 48% of segment total revenue in the three months ended July 31, 2019, as compared to 60% of segment total revenue in the three months ended July 31, 2018.

●

Expenses increased 16% in the three months ended July 31, 2019 to $3.0 million compared to $2.6 million in the three months ended July 31, 2018. Expenses were 37% of segment total revenue in the three months ended July 31, 2019, as compared to 33% of segment total revenue in the three months ended July 31, 2018.

Aerospace Products

●

Revenue increased 63% to $8.9 million in the three months ended July 31, 2019, compared to $5.5 million in the three months ended July 31, 2018. The increase in revenue was due to an increase of $2.7 million in avionics business and a $782 increase in modification business. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs of Aerospace Products increased by 20% in the three months ended July 31, 2019 to $5.0 million compared to $4.1 million for the three months ended July 31, 2018.  Costs were 56% of segment total revenue in the three months ended July 31, 2019, as compared to 75% of segment total revenue in the three months ended July 31, 2018.

●

Expenses increased 71% in the three months ended July 31, 2019 to $1.7 million compared to $969 in the three months ended July 31, 2018.  Expenses were 18% of segment total revenue in the three months ended July 31, 2019, as compared to 18% of segment total revenue in the three months ended July 31, 2018.

Employees

Other than persons employed by our gaming subsidiaries there were 102 full time and 5 part time employees on July 31, 2019, compared to 93 full time and 6 part time employees on July 31, 2018. As of September 6, 2019, staffing is 99 full time and 5 part time employees. Our staffing at Boot Hill Casino & Resort on July 31, 2019 was 192 full time and 67 part time employees compared to 186 full time and 66 part time employees on July 31, 2018. At September 6, 2019 there are 197 full time and 63 part time employees. None of the employees are subject to any collective bargaining agreements.

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

Analysis and Discussion of Cash Flow

During the three months ended July 31, 2019 our cash position increased by $1.2 million. Net income was $2.2 million for the three months ended July 31, 2019. Cash flows provided by operating activities was $1.1 million for the three months ended July 31, 2019. Non-cash activities consisting of depreciation and amortization provided $1.6 million, while a gain on sale of an airplane used $529. Customer deposits increased our cash position by $190. Inventories decreased our cash position by $374. Accounts receivable decreased our cash position by $2.1 million. Gaming facility mandated payments decreased our cash position by $305. Prepaid expenses and other assets decreased our cash by $100. A decrease in accounts payable, a decrease in accrued expenses, and an increase in other current liabilities decreased our cash by an additional $179. Income tax payable increased our cash position by $735.

Cash provided by investing activities was $917 for the three months ended July 31, 2019. We invested $58 in furniture and fixtures. We received $975 in proceeds for the sale of an airplane.

Cash used in financing activities was $823 for the three months ended July 31, 2019. We made repayments on our debt of $556. We reduced our financed lease liability by $224. We purchased company stock of $43. The stock was acquired and placed in treasury.

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

Finance Lease Right-of-Use: See footnote 11 to the condensed consolidated financial statements.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2020. From fiscal year 2019 to fiscal year 2020 most of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2020 and 2021.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2019.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the three months ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of July 31, 2019, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K for the fiscal year ended April 30, 2019.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the first quarter of fiscal 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2019 - May 31, 2019	-	$-	-	$1,569,000
June 1, 2019 – June 30, 2019	-	$-	-	$1,569,000
July 31, 2019 - July 31, 2019	120,821	$0.35	120,821	$1,526,000
Total	120,821	$0.35	120,821

(a) Our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $2,225,000. The timing and amount of any share repurchases will be determined by Butler National's management based on market conditions and other factors. The program is currently authorized through May 1, 2020.

Item 3.		DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.		MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.		OTHER INFORMATION.
None.

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

	4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2019 and April 30, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended July 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2019 and 2018, and (v) the Notes to Condensed Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

September 13, 2019	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

September 13, 2019	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2019 and April 30, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended July 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2019 and 2018, and (v) the Notes to Condensed Consolidated Financial Statements, with detail tagging.