Form 10-Q
period 2019-10-31
BUTLER NATIONAL CORP
filed 2019-12-13
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 13, 2019 was 67,954,200 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 31, 2019 and April 30, 2019

(in thousands except per share data)

	October 31, 2019	April 30, 2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$17,025	$9,014
Accounts receivable, net of allowance for doubtful accounts	2,459	3,265
Asset held for sale, net of accumulated depreciation	-	447
Income tax receivable	-	27
Inventories
Parts and raw materials	7,039	7,370
Work in process	1,483	1,441
Finished goods	70	74
Total inventory, net of allowance	8,592	8,885
Prepaid expenses and other current assets	2,054	1,646
Total current assets	30,130	23,284

PROPERTY, PLANT AND EQUIPMENT:
Finance lease right-to-use assets	43,680	1,699
Land and building	5,765	5,765
Aircraft	8,723	8,467
Machinery and equipment	4,083	4,075
Office furniture and fixtures	7,594	7,487
Leasehold improvements	4,032	4,032
	73,877	31,525
Accumulated depreciation	(18,971)	(16,714)
Total property, plant and equipment	54,906	14,811

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $6,539 at October 31, 2019 and $6,054 at April 30, 2019)	6,228	6,407

OTHER ASSETS:
Deferred tax asset	295	295
Other assets (net of accumulated amortization of $9,767 at October 31, 2019 and $9,370 at April 30, 2019)	3,708	4,105
Total other assets	4,003	4,400
Total assets	$95,267	$48,902

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,305	$1,899
Current maturities of finance lease liability	1,118	8
Accounts payable	1,513	1,774
Customer deposits	2,851	2,758
Gaming facility mandated payment	1,286	1,280
Compensation and compensated absences	1,814	1,664
Deferred tax liability, current	236	236
Income taxes payable	1,300	-
Other current liabilities	338	230
Total current liabilities	11,761	9,849

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	1,672	2,076
Finance lease liability, net of current maturities	42,083	1,689
Deferred tax liability	944	944
Total long-term liabilities	44,699	4,709
Total liabilities	56,460	14,558

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; $100 Class A, 9.8%, cumulative if earned liquidation and redemption value; $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 71,008,122 shares, and outstanding 67,954,200 shares at October 31, 2019 and issued 71,008,122 shares, and outstanding 68,281,071 shares at April 30, 2019	710	710
Capital contributed in excess of par	14,862	14,767
Treasury stock at cost, 3,053,922 shares at October 31, 2019 and 2,727,051 shares at April 30, 2019	(1,525)	(1,387)
Retained earnings	18,204	13,913
Total Butler National Corporation's stockholders' equity	32,251	28,003
Noncontrolling interest in BHCMC, LLC	6,556	6,341
Total stockholders' equity	38,807	34,344
Total liabilities and stockholders' equity	$95,267	$48,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED October 31, 2019 AND 2018

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	October 31,
	2019	2018
REVENUE:
Professional Services	$8,107	$7,858
Aerospace Products	11,330	7,439
Total revenue	19,437	15,297

COSTS AND EXPENSES:
Cost of Professional Services	4,006	4,926
Cost of Aerospace Products	6,563	4,331
Marketing and advertising	1,035	1,060
Employee benefits	526	481
Depreciation and amortization	1,276	395
General, administrative and other	1,804	2,286
Total costs and expenses	15,210	13,479

OPERATING INCOME	4,227	1,818

OTHER INCOME (EXPENSE):
Interest expense	(1,087)	(55)
Refund of sales/use tax	-	1,330
Total other income (expense)	(1,087)	1,275

INCOME BEFORE INCOME TAXES	3,140	3,093

PROVISION FOR INCOME TAXES
Provision for income taxes	825	637

NET INCOME	2,315	2,456
Net income attributable to noncontrolling interest in BHCMC, LLC	(85)	(735)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$2,230	$1,721

BASIC EARNINGS PER COMMON SHARE	$0.03	$0.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	68,104,433	63,820,359

DILUTED EARNINGS PER COMMON SHARE	$0.03	$0.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	68,104,433	63,820,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE six months ended October 31, 2019 and 2018

(in thousands, except per share data)

(unaudited)

	SIX MONTHS ENDED
	October 31,
	2019	2018
REVENUE:
Professional Services	$16,223	$15,806
Aerospace Products	20,230	12,895
Total revenue	36,453	28,701

COSTS AND EXPENSES:
Cost of Professional Services	7,856	9,738
Cost of Aerospace Products	11,532	8,461
Marketing and advertising	2,139	2,035
Employee benefits	1,073	987
Depreciation and amortization	2,515	783
General, administrative and other	3,590	3,979
Total costs and expenses	28,705	25,983

OPERATING INCOME	7,748	2,718

OTHER INCOME (EXPENSE):
Interest expense	(2,184)	(124)
Refund of sales/use tax	-	1,610
Gain on sale of airplane	529	-
Total other income (expense)	(1,655)	1,486

INCOME BEFORE INCOME TAXES	6,093	4,204

PROVISION FOR INCOME TAXES
Provision for income taxes	1,587	825

NET INCOME	4,506	3,379
Net income attributable to noncontrolling interest in BHCMC, LLC	(215)	(1,149)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$4,291	$2,230

BASIC EARNINGS PER COMMON SHARE	$0.06	$0.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	68,233,900	64,260,774

DILUTED EARNINGS PER COMMON SHARE	$0.06	$0.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	68,233,900	64,260,774

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE six months ended October 31, 2019 and 2018

(dollars in thousands)

(unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2018	66,196,854	$662	$14,231	1,453,537	$(951)	$10,060	$24,002	$5,264	$29,266

Stock repurchase	-	-	-	506,132	(150)	-	(150)	-	(150)

BHCMC distribution noncontrolling interest	-	-	-	-	-	-	-	(360)	(360)

Net Income	-	-	-	-	-	2,230	2,230	1,149	3,379

Balance, October 31, 2018	66,196,854	$662	$14,231	1,959,669	$(1,101)	$12,290	$26,082	$6,053	$32,135

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2019	71,008,122	$710	$14,767	2,727,051	$(1,387)	$13,913	$28,003	$6,341	$34,344

Stock repurchase	-	-	-	326,871	(138)	-	(138)	-	(138)

Deferred compensation, restricted stock	-	-	95	-	-	-	95	-	95

Net Income	-	-	-	-	-	4,291	4,291	215	4,506

Balance, October 31, 2019	71,008,122	$710	$14,862	3,053,922	$(1,525)	$18,204	$32,251	$6,556	$38,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six months ended October 31, 2019 and 2018

(in thousands)

(unaudited)

	SIX MONTHS ENDED
	October 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,506	$3,379
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,140	1,510
Gain on sale of airplane	(529)	-
Deferred compensation, restricted stock	95	-

Changes in assets and liabilities
Accounts receivable	806	(1,161)
Income tax receivable	27	219
Inventories	293	(441)
Prepaid expenses and other current assets	(408)	(281)
Accounts payable	(261)	(280)
Customer deposits	93	1,029
Accrued liabilities	150	865
Gaming facility mandated payment	6	16
Income tax payable	1,300	-
Other current liabilities	108	129
Net cash provided by operating activities	9,326	4,984

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(677)	(329)
Proceeds from sale of airplane	975	-
Net cash provided by (used in) investing activities	298	(329)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of promissory notes, net	-	(1,717)
Repayments of long-term debt	(997)	(809)
Reduction of finance lease liability	(478)	(360)
Repurchase of common stock	(138)	(150)
Net cash used in financing activities	(1,613)	(3,036)

NET INCREASE IN CASH	8,011	1,619

CASH, beginning of period	9,014	7,353

CASH, end of period	$17,025	$8,972

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,183	$126
Income taxes paid	$259	$105

NON CASH INVESTING AND FINANCING ACTIVITY
Finance lease right-of-use assets and finance lease liability	$41,981	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2019. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2019 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2020.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income Per Share: Butler National Corporation (“the Company”) follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings per share would be excluded. The number of potential common shares as of three and six months ended October 31, 2019 is 67,954,200.

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

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At October 31, 2019 and April 30, 2019, the estimate of obsolete inventory was $718 and $718 respectively.

6. Research and Development: We invested in research and development activities. The amount invested in the six months ended October 31, 2019 and 2018 was $1,180 and $620 respectively.

7. Debt: At October 31, 2019, the Company was utilizing a promissory note in the form of a line of credit totaling $5,000. The unused line at October 31, 2019 was $5,000. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At October 31, 2019, there was one note with an interest rate of 6.25% collateralized by aircraft security agreements totaling $1,976. This note was used for the purchase and modifications of collateralized aircraft. This note matures in January 2023.

At October 31, 2019, there is one note totaling $233 collateralized by real estate in Dodge City, Kansas. The interest rate on this note is 6.25%. This note matures in June 2024.

At October 31, 2019, there is one note collateralized by equipment with a balance of $52. The interest rate on this note is 4.5%. This note matures in April 2022.

At October 31, 2019, there is one note at a bank totaling $716 with an interest rate of 4.89%. The proceeds were used primarily to refinance obligations with BHCI (a non-controlling owner of BHCMC, LLC). This note matures in May 2020.

We are not in default of any of our notes as of October 31, 2019.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2020 and beyond.

8. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $5,646 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417 and miscellaneous other assets of $912. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024. See subsequent event footnote 12. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is being amortized over a period of fifteen years.

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

For the six months ended October 31, 2019 and October 31, 2018, the company expensed $95 and $0, respectively.

10. Stock Repurchase Program

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4,000 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2021.

The table below provides information with respect to common stock purchases by the Company through October 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$500
Shares purchased in prior periods	138,953	$0.25	138,953	$465
Quarter ended January 31, 2018 (a)	536,058	$0.26	536,058	$326
Quarter ended April 30, 2018 (a)	178,526	$0.25	178,526	$281
Increase in program authorization April 2018 (b)	-	$-	-	$531
Quarter ended July 31, 2018 (a)	25,277	$0.26	25,277	$525
Quarter ended October 31, 2018 (a)	480,805	$0.30	480,805	$381
Quarter ended January 31, 2019 (a)	186,727	$0.34	186,727	$317
Quarter ended April 30, 2019 (a)	580,705	$0.38	580,705	$94
Increase in program authorization April 2019 (c)	-	$-	-	$1,569
Quarter ended July 31, 2019 (a)	120,821	$0.35	120,821	$1,526
Increase in program authorization October 2019 (d)	-	$-	-	$3,301
Quarter ended October 31, 2019 (a)	206,050	$0.46	206,050	$3,206
Total	2,453,922	$0.32	2,453,922

(a)	These shares of common stock purchased were purchased through a private transaction
(b)	Board of Directors increased program authorization from $500 to $750
(c)	Board of Directors increased program authorization from $750 to $2,225
(d)	Board of Directors increased program authorization from $2,225 to $4,000

11. Finance Lease Right-of-Use

On May 1, 2019, the Company adopted ASU 2016-02 Leases – Topic 842. ASU 2016-02 requires that on the balance sheet a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

We lease the casino as well as hangar and office space with initial lease terms of two, five, twenty-five and fifty years.

October 31, 2019
Right-of-use assets	$43,680
Less accumulated depreciation	1,404
Total	$42,276

Future minimum lease payments for assets under capital leases at October 31, 2019 are as follows:

2020	$5,208
2021	5,240
2022	5,254
2023	5,307
2024	5,308
Thereafter	59,061
Total minimum lease payments	85,378
Less amount representing interest	42,177
Present value of net minimum lease payments	43,201
Less current maturities of finance lease liability	1,118
Finance lease liability, net of current maturities	$42,083

The adoption of ASU 2016-02 had a negative impact on our financial statements for the six months ended October 31, 2019. The impact is summarized below:

Increase in depreciation	$1,393
Increase in interest expense	2,074
Decrease in rent expense	(2,550)
Decrease in net income for the six months ended October 31, 2019	$917

12. Subsequent Events:

Subsequent to October 31, 2019, the State of Kansas approved a renewal management contract and an amendment to the current management contract for our Professional Services company BNSC via BHCMC. The renewal will take effect December 15, 2024, and continue to 2039, another 15 years. Under the new contracts, BNSC via BHCMC is obligated to spend $9.6 million in capital expenditures and other expenditures between now and December 14, 2024 and spend $1.0 million per year from December 15, 2024 to December 14, 2039. The 15 year renewal contract allows the State to increase its share of gaming revenue by two percentage points.

The contract obligation for the expenditures defined in the amendment over the remaining life of the current management contract and the renewal contract total $24.6 million.  These expenditures are front loaded and begin in our fiscal year 2020.

The Company evaluated its October 31, 2019 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events, other then the one listed above, that would require recognition or disclosure in the financial statements.

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

Results Overview

The six months ended October 31, 2019 revenue increased 27% to $36.5 million compared to $28.7 million in the six months ended October 31, 2018. In the six months ended October 31, 2019 the professional services revenue was $16.2 million compared to $15.8 million in the six months ended October 31, 2018, an increase of 3%. In the six months ended October 31, 2019 the Aerospace Products revenue was $20.2 million compared to $12.9 million in the six months ended October 31, 2018, an increase of 57%.

The six months ended October 31, 2019 net income increased to $4.3 million compared to a net income of $2.2 million in the six months ended October 31, 2018.  The six months ended October 31, 2019, operating income increased to $7.7 million, from an operating income of $2.7 million in the six months ended October 31, 2018.

RESULTS OF OPERATIONS

Six MONTHS ENDING October 31, 2019 COMPARED TO Six MONTHS ENDING October 31, 2018

(dollars in thousands)	Six Months Ended October 31, 2019	Percent of Total Revenue	Six Months Ended October 31, 2018	Percent of Total Revenue	Percent Change 2018-2019
Revenue:
Professional Services	$16,223	45%	$15,806	55%	3%
Aerospace Products	20,230	55%	12,895	45%	57%
Total revenue	36,453	100%	28,701	100%	27%

Costs and expenses:
Costs of Professional Services	7,856	21%	9,738	34%	-19%
Cost of Aerospace Products	11,532	32%	8,461	30%	36%
Marketing and advertising	2,139	6%	2,035	7%	5%
Employee benefits	1,073	3%	987	3%	9%
Depreciation and amortization	2,515	7%	783	3%	221%
General, administrative and other	3,590	10%	3,979	14%	-10%
Total costs and expenses	28,705	79%	25,983	91%	10%
Operating income	$7,748	21%	$2,718	9%	185%

Revenue:

Revenue  increased 27% to $36.5 million in the six months ended October 31, 2019, compared to $28.7 million in the six months ended October 31, 2018. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 3% for the six months to $16.2 million at October 31, 2019 compared to $15.8 million in the six months ended October 31, 2018.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 57% for the six months to $20.2 million at October 31, 2019 compared to $12.9 million in the  six months ended October 31, 2018.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 10% in the six months ended October 31, 2019 to $28.7 million compared to $26.0 million in the six months ended October 31, 2018. Costs and expenses were 79% of total revenue in the six months ended October 31, 2019, as compared to 91% of total revenue in the six months ended October 31, 2018.

Costs of Professional Services decreased 19% in the six months ended October 31, 2019 to $7.9 million compared to $9.7 million in the six months ended October 31, 2018. Costs were 21% of total revenue in the six months ended October 31, 2019, as compared to 34% of total revenue in the six months ended October 31, 2018.

Costs of Aerospace Products increased 36% in the six months ended October 31, 2019 to $11.5 million compared to $8.5 million for the six months ended October 31, 2018. Costs were 32% of total revenue in the six months ended October 31, 2019, as compared to 30% of total revenue in the six months ended October 31, 2018.

Marketing and advertising expenses increased by 5% in the six months ended October 31, 2019, to $2.1 million compared to $2.0 million in the six months ended October 31, 2018. Expenses were 6% of total revenue in the six months ended October 31, 2019, as compared to 7% of total revenue in the six months ended October 31, 2018. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 3% in the six months ended October 31, 2019, compared to 3% in the six months ended October 31, 2018. These expenses increased to $1.1 million in the six months ended October 31, 2019, from $1.0 million in the six months ended October 31, 2018. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 7% in the six months ended October 31, 2019, compared to 3% in the six months ended October 31, 2018. These expenses increased 221% to $2.5 million in the six months ended October 31, 2019, from $783 in the six months ended October 31, 2018. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the six months ended October 31, 2019 was $1.9 million compared to $495 in the six months ended October 31, 2018.

General, administrative and other expenses as a percent of total revenue was 10% in the six months ended October 31, 2019, compared to 14% in the six months ended October 31, 2018. These expenses decreased 10% to $3.6 million in the six months ended October 31, 2019, from $4.0 million in the six months ended October 31, 2018.

Other income (expense):

Interest expense and other income were ($1.7) million in the six months ended October 31, 2019, compared with interest expense and other income of $1.5 million in the six months ended October 31, 2018.  Interest related to obligations of BHCMC, LLC was ($2.0) million in the six months ended October 31, 2019 compared to ( $55) in the six months ended October 31, 2018. Refund of sales/use tax related to BHCMC, LLC was $0 in the six months ended October 31, 2019 compared to $1.6 million in the six months ended October 31, 2018.

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

The following table presents a summary of our operating segment information for the six months ended October 31, 2019 and October 31, 2018:

(dollars in thousands)	Six Months Ended October 31, 2019	Percent of Total Revenue	Six Months Ended October 31, 2018	Percent of Total Revenue	Percent Change 2018-2019
Professional Services
Revenue
Boot Hill Casino	$16,113	99%	$15,594	99%	3%
Management/Professional Services	110	1%	212	1%	-48%
Revenue	16,223	100%	15,806	100%	3%

Costs of Professional Services	7,856	48%	9,738	61%	-19%
Expenses	5,928	37%	5,478	35%	8%
Total costs and expenses	13,784	85%	15,216	96%	-9%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$2,439	15%	$590	4%	313%

(dollars in thousands)	Six Months Ended October 31, 2019	Percent of Total Revenue	Six Months Ended October 31, 2018	Percent of Total Revenue	Percent Change 2018-2019
Aerospace Products
Revenue	$20,230	100%	$12,895	100%	57%

Costs of Aerospace Products	11,532	57%	8,461	66%	36%
Expenses	3,389	17%	2,306	18%	47%
Total costs and expenses	14,921	74%	10,767	84%	39%

Aerospace Products operating income	$5,309	26%	$2,128	16%	149%

Professional Services

●

Revenue from Professional Services increased 3% for the six months ended October 31, 2019 to $16.2 million compared to $15.8 million for the six months ended October 31, 2018.

In the six months ended October 31, 2019 Boot Hill Casino received gross receipts for the State of Kansas of $20.5 million compared to $20.5 million for the six months ended October 31, 2018. Mandated fees, taxes and distributions reduced gross receipts by $6.5 million resulting in gaming revenue of $14.0 million for the six months ended October 31, 2019, compared to a reduction to gross receipts of $6.7 million resulting in gaming revenue of $13.8 million for the six months ended October 31, 2018.  Non-gaming revenue at Boot Hill Casino increased to $2.1 million for the six months ended October 31, 2019, compared to $1.8 million for the six months ended October 31, 2018.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 48% to $110 for the six months ended October 31, 2019, compared to $212 for the six months ended October 31, 2018. The decrease is due primarily from the Company not renewing the Stables contract.

●

Costs of Professional Services decreased in the six months ended October 31, 2019 to $7.9 million compared to $9.7 million in the six months ended October 31, 2018. Costs were 48% of segment total revenue in the six months ended October 31, 2019, as compared to 61% of segment total revenue in the six months ended October 31, 2018.

●

Expenses increased 8% in the six months ended October 31, 2019 to $5.9 million compared to $5.5 million in the six months ended October 31, 2018. Expenses were 37% of segment total revenue in the six months ended October 31, 2019, as compared to 35% of segment total revenue in the six months ended October 31, 2018.

Aerospace Products

●

Revenue increased 57% to $20.2 million in the six months ended October 31, 2019, compared to $12.9 million in the six months ended October 31, 2018. The increase in revenue is primarily due to an increase in avionics business of $3.9 million and an increase in aircraft modification business of $3.4 million. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs of Aerospace Products increased by 36% in the six months ended October 31, 2019 to $11.5 million compared to $8.5 million for the six months ended October 31, 2018.  Costs were 57% of segment total revenue in the six months ended October 31, 2019, as compared to 66% of segment total revenue in the six months ended October 31, 2018.

●

Expenses increased 47% in the six months ended October 31, 2019 to $3.4 million compared to $2.3 million in the six months ended October 31, 2018.  Expenses were 17% of segment total revenue in the six months ended October 31, 2019, as compared to 18% of segment total revenue in the six months ended October 31, 2018.

SECOND QUARTER FISCAL 2020 COMPARED TO SECOND QUARTER FISCAL 2019

(dollars in thousands)	Three Months Ended October 31, 2019	Percent of Total Revenue	Three Months Ended October 31, 2018	Percent of Total Revenue	Percent Change 2018-2019
Revenue:
Professional Services	$8,107	42%	$7,858	51%	3%
Aerospace Products	11,330	58%	7,439	49%	52%
Total revenue	19,437	100%	15,297	100%	27%

Costs and expenses:
Costs of Professional Services	4,006	21%	4,926	32%	-19%
Cost of Aerospace Products	6,563	34%	4,331	28%	52%
Marketing and advertising	1,035	5%	1,060	7%	-2%
Employee benefits	526	3%	481	3%	9%
Depreciation and amortization	1,276	6%	395	3%	223%
General, administrative and other	1,804	9%	2,286	15%	-21%
Total costs and expenses	15,210	78%	13,479	88%	13%
Operating income	$4,227	22%	$1,818	12%	133%

Revenue:

Revenue increased 27% to $19.4 million in the three months ended October 31, 2019, compared to $15.3 million in the three months ended October 31, 2018. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 3% for the three months to $8.1 million at October 31, 2019 compared to $7.9 million at October 31, 2018.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 52% for the three months to $11.3 million at October 31, 2019 compared to $7.4 million at October 31, 2018.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 13% in the three months ended October 31, 2019 to $15.2 million compared to $13.5 million in the three months ended October 31, 2018. Costs and expenses were 78% of total revenue in the three months ended October 31, 2019, as compared to 88% of total revenue in the three months ended October 31, 2018.

Costs of Professional Services decreased 19% in the three months ended October 31, 2019 to $4.0 million compared to $4.9 million in the three months ended October 31, 2018. Costs were 21% of total revenue in the three months ended October 31, 2019, as compared to 32% of total revenue in the three months ended October 31, 2018.

Costs of Aerospace Products increased 52% in the three months ended October 31, 2019 to $6.6 million compared to $4.3 million for the three months ended October 31, 2018. Costs were 34% of total revenue in the three months ended October 31, 2019, as compared to 28% of total revenue in the three months ended October 31, 2018.

Marketing and advertising expenses decreased 2% in the three months ended October 31, 2019, to $1.0 million compared to $1.1 million in the three months ended October 31, 2018. Expenses were 5% of total revenue in the three months ended October 31, 2019, as compared to 7% of total revenue in the three months ended October 31, 2018. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 3% in the three months ended October 31, 2019, compared to 3% in the three months ended October 31, 2018. These expenses increased 9% to $526 in the three months ended October 31, 2019, from $481 in the three months ended October 31, 2018. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 6% in the three months ended October 31, 2019, compared to 3% in the three months ended October 31, 2018. These expenses increased 223% to $1.3 million in the three months ended October 31, 2019 from $395 in the three months ended October 31, 2018. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the three months ended October 31, 2019 was $935 compared to $250 in the three months ended October 31, 2018.

General, administrative and other expenses as a percent of total revenue was 9% in the three months ended October 31, 2019, compared to 15% in the three months ended October 31, 2018. These expenses decreased 21% to $1.8 million in the three months ended October 31, 2019, from $2.3 million in the three months ended October 31, 2018.

Other income (expense):

Interest Expense and other income were ($1.1) million in the three months ended October 31, 2019, compared with interest expense and other income of $1.3 million in the three months ended October 31, 2018. Interest related to obligations of BHCMC, LLC was ($1.0) million in the three months ended October 31, 2019 compared to ($26) in the three months ended October 31, 2018. Refund of sales/use tax related to BHCMC, LLC was $0 in the three months ended October 31, 2019 compared to $1.3 million in the three months ended October 31, 2018.

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

The following table presents a summary of our operating segment information for the three months ended October 31, 2019 and October 31, 2018:

(dollars in thousands)	Three Months Ended October 31, 2019	Percent of Total Revenue	Three Months Ended October 31, 2018	Percent of Total Revenue	Percent Change 2017-2018
Professional Services
Revenue
Boot Hill Casino	$8,043	99%	$7,750	99%	4%
Management/Professional Services	64	1%	108	1%	-41%
Revenue	8,107	100%	7,858	100%	3%

Costs of Professional Services	4,006	49%	4,926	63%	-19%
Expenses	2,910	36%	2,886	36%	1%
Total costs and expenses	6,916	85%	7,812	99%	-11%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$1,191	15%	$46	1%	2489%

(dollars in thousands)	Three Months Ended October 31, 2019	Percent of Total Revenue	Three Months Ended October 31, 2018	Percent of Total Revenue	Percent Change 2017-2018
Aerospace Products
Revenue	$11,330	100%	$7,439	100%	52%

Costs of Aerospace Products	6,563	58%	4,331	58%	52%
Expenses	1,731	15%	1,336	18%	30%
Total costs and expenses	8,294	73%	5,667	76%	46%

Aerospace Products operating income	$3,036	27%	$1,772	24%	71%

Professional Services

●

Revenue from Professional Services increased 3% for the three months ended October 31, 2019 to $8.1 million compared to $7.9 million for the three months ended October 31, 2018.

In the three months ended October 31, 2019 Boot Hill Casino received gross receipts for the State of Kansas of $10.2 million compared to $10.1 million for the three months ended October 31, 2018. Mandated fees, taxes and distributions reduced gross receipts by $3.2 million resulting in gaming revenue of $7.0 million for the three months ended October 31, 2019, compared to a reduction to gross receipts of $3.3 million resulting in gaming revenue of $6.8 million for the three months ended October 31, 2018.  Non-gaming revenue at Boot Hill Casino increased to $1.1 for the three months ended October 31, 2019, compared to $900 for the three months ended October 31, 2018.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 41% to $64 for the three months ended October 31, 2019, compared to $108 for the three months ended October 31, 2018. The decrease is due primarily from the Company not renewing the Stables contract.

●

Costs of Professional Services decreased 19% in the three months ended October 31, 2019 to $4.0 million compared to $4.9 million in the three months ended October 31, 2018. Costs were 49% of segment total revenue in the three months ended October 31, 2019, as compared to 63% of segment total revenue in the three months ended October 31, 2018.

●

Expenses increased 1% in the three months ended October 31, 2019 to $2.9 million compared to $2.9 million in the three months ended October 31, 2018. Expenses were 36% of segment total revenue in the three months ended October 31, 2019, as compared to 36% of segment total revenue in the three months ended October 31, 2018.

Aerospace Products

●

Revenue increased 52% to $11.3 million in the three months ended October 31, 2019, compared to $7.4 million in the three months ended October 31, 2018. The increase in revenue is primarily due to an increase in avionics business of $1.2 million and an increase in aircraft modification business of $2.7 million. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs of Aerospace Products increased 52% in the three months ended October 31, 2019 to $6.6 million compared to $4.3 million for the three months ended October 31, 2018.  Costs were 58% of segment total revenue in the three months ended October 31, 2019, as compared to 58% of segment total revenue in the three months ended October 31, 2018.

●

Expenses increased 30% in the three months ended October 31, 2019 to $1.7 million compared to $1.3 million in the three months ended October 31, 2018.  Expenses were 15% of segment total revenue in the three months ended October 31, 2019, as compared to 18% of segment total revenue in the three months ended October 31, 2018.

Employees

Other than persons employed by our gaming subsidiaries there were 103 full time and 6 part time employees on October 31, 2019, compared to 96 full time and 3 part time employees on October 31, 2018. As of December 6, 2019, staffing is 102 full time and 6 part time employees. Our staffing at Boot Hill Casino & Resort on October 31, 2019 was 197 full time and 64 part time employees compared to 194 full time and 63 part time employees on October 31, 2018. At December 6, 2019 there are 196 full time and 65 part time employees. None of the employees are subject to any collective bargaining agreements.

Liquidity and Capital Resources

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2019 and beyond.

The ownership structure of BHCMC, LLC is now:

	Members of
	Board of	Equity	Income
Membership Interest	Managers	Ownership	(Loss) Sharing
Class A	3	20%	40%
Class B	4	80%	60%

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

Analysis and Discussion of Cash Flow

During the six months ended October 31, 2019 our cash position increased by $8.0 million. Net income was $4.5 million for the six months ended October 31, 2019. Cash flows provided by operating activities was $9.3 million for the six months ended October 31, 2019. Non-cash activities consisting of depreciation and amortization provided $3.1 million, while a gain on sale of an airplane used $529. Customer deposits increased our cash position by $93. Inventories increased our cash position by $293. Accounts receivable increased our cash position by $806. Gaming facility mandated payments increased our cash position by $6. Prepaid expenses and other assets decreased our cash by $408. A decrease in accounts payable, an increase in accrued expenses, and an increase in other current liabilities decreased our cash by $3. Income tax payable increased our cash position by $1.3 million.

Cash provided by investing activities was $298 for the six months ended October 31, 2019. We invested $256 to purchase an aircraft, $306 towards STCs, and $115 on equipment and furnishings. We received $975 in proceeds for the sale of an airplane.

Cash used in financing activities was $1.6 million for the six months ended October 31, 2019. We made repayments on our debt of $997. We reduced our financed lease liability by $478. We purchased company stock of $138. The stock was acquired and placed in treasury.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2019.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the six months ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of October 31, 2019, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
There are no material changes to the risk factors disclosed under Item 1A of our Form 10-K for the fiscal year ended April 30, 2019.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the second quarter of fiscal 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2019 - August 31, 2019	-	$-	-	$3,301,000
September 1, 2019 - September 30, 2019	6,050	$0.43	6,050	$3,299,000
October 1, 2019 - October 31, 2019	200,000	$0.47	200,000	$3,206,000
Total	206,050	$0.46	206,050	$-

(a) Our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $4,000,000. The timing and amount of any share repurchases will be determined by Butler National's management based on market conditions and other factors. The program is currently authorized through May 1, 2021.

Item 3.		DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.		MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.		OTHER INFORMATION.
None.

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

	4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2019 and April 30, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2019 and 2018 and six months ended October 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended October 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2019 and 2018, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

December 13, 2019	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

December 13, 2019	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2019 and April 30, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended October 31, 2019 and 2018 and six months ended October 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended October 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2019 and 2018, and (v) the Notes to Consolidated Financial Statements, with detail tagging.