Form 10-Q
period 2020-01-31
BUTLER NATIONAL CORP
filed 2020-03-12
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 12, 2020 was 67,686,732 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of January 31, 2020 and April 30, 2019

(in thousands except per share data)

	January 31, 2020	April 30, 2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$15,782	$9,014
Accounts receivable, net of allowance for doubtful accounts	3,076	3,265
Asset held for sale, net of accumulated depreciation	-	447
Income tax receivable	-	27
Inventories
Parts and raw materials	6,962	7,370
Work in process	2,050	1,441
Finished goods	70	74
Total inventory, net of allowance	9,082	8,885
Prepaid expenses and other current assets	1,753	1,646
Total current assets	29,693	23,284

PROPERTY, PLANT AND EQUIPMENT:
Finance lease right-to-use assets	44,349	1,699
Land and building	5,765	5,765
Aircraft	8,859	8,467
Machinery and equipment	4,093	4,075
Office furniture and fixtures	7,802	7,487
Leasehold improvements	4,032	4,032
	74,900	31,525
Accumulated depreciation	(19,764)	(16,714)
Total property, plant and equipment	55,136	14,811

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $6,782 at January 31, 2020 and $6,054 at April 30, 2019)	6,315	6,407

OTHER ASSETS:
Deferred tax asset	295	295
Other assets (net of accumulated amortization of $9,967 at January 31, 2020 and $9,370 at April 30, 2019)	3,588	4,105
Total other assets	3,883	4,400
Total assets	$95,027	$48,902

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,010	$1,899
Current maturities of finance lease liability	1,123	8
Accounts payable	1,681	1,774
Customer deposits	1,509	2,758
Gaming facility mandated payment	1,121	1,280
Compensation and compensated absences	1,510	1,664
Deferred tax liability, current	236	236
Income taxes payable	1,794	-
Other current liabilities	395	230
Total current liabilities	10,379	9,849

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	1,520	2,076
Finance lease liability, net of current maturities	42,521	1,689
Deferred tax liability	944	944
Total long-term liabilities	44,985	4,709
Total liabilities	55,364	14,558

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; $100 Class A, 9.8%, cumulative if earned liquidation and redemption value; $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 71,008,122 shares, and outstanding 67,686,732 shares at January 31, 2020 and issued 71,008,122 shares, and outstanding 68,281,071 shares at April 30, 2019	710	710
Capital contributed in excess of par	14,909	14,767
Treasury stock at cost, 3,321,390 shares at January 31, 2020 and 2,727,051 shares at April 30, 2019	(1,713)	(1,387)
Retained earnings	19,539	13,913
Total Butler National Corporation's stockholders' equity	33,445	28,003
Noncontrolling interest in BHCMC, LLC	6,218	6,341
Total stockholders' equity	39,663	34,344
Total liabilities and stockholders' equity	$95,027	$48,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED January 31, 2020 AND 2019

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	January 31,
	2020	2019
REVENUE:
Professional Services	$7,962	$7,617
Aerospace Products	8,838	6,675
Total revenue	16,800	14,292

COSTS AND EXPENSES:
Cost of Professional Services	4,030	4,996
Cost of Aerospace Products	5,307	3,642
Marketing and advertising	983	1,021
Employee benefits	592	532
Depreciation and amortization	1,316	415
General, administrative and other	1,684	1,873
Total costs and expenses	13,912	12,479

OPERATING INCOME	2,888	1,813

OTHER INCOME (EXPENSE):
Interest expense	(1,112)	(44)
Refund of sales/use tax	-	385
Gain on sale of airplane	75	-
Total other income (expense)	(1,037)	341

INCOME BEFORE INCOME TAXES	1,851	2,154

PROVISION FOR INCOME TAXES
Provision for income taxes	494	495

NET INCOME	1,357	1,659
Net income attributable to noncontrolling interest in BHCMC, LLC	(22)	(319)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$1,335	$1,340

BASIC EARNINGS PER COMMON SHARE	$0.02	$0.02

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	67,954,200	63,976,255

DILUTED EARNINGS PER COMMON SHARE	$0.02	$0.02

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	67,954,200	63,976,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE nine months ended January 31, 2020 and 2019

(in thousands, except per share data)

(unaudited)

	NINE MONTHS ENDED
	January 31,
	2020	2019
REVENUE:
Professional Services	$24,186	$23,423
Aerospace Products	29,068	19,570
Total revenue	53,254	42,993

COSTS AND EXPENSES:
Cost of Professional Services	11,886	14,735
Cost of Aerospace Products	16,839	12,102
Marketing and advertising	3,122	3,056
Employee benefits	1,666	1,518
Depreciation and amortization	3,832	1,198
General, administrative and other	5,273	5,852
Total costs and expenses	42,618	38,461

OPERATING INCOME	10,636	4,532

OTHER INCOME (EXPENSE):
Interest expense	(3,296)	(169)
Refund of sales/use tax	-	1,995
Gain on sale of airplanes	604	-
Total other income (expense)	(2,692)	1,826

INCOME BEFORE INCOME TAXES	7,944	6,358

PROVISION FOR INCOME TAXES
Provision for income taxes	2,081	1,320

NET INCOME	5,863	5,038
Net income attributable to noncontrolling interest in BHCMC, LLC	(237)	(1,468)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$5,626	$3,570

BASIC EARNINGS PER COMMON SHARE	$0.08	$0.06

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	68,109,733	64,356,380

DILUTED EARNINGS PER COMMON SHARE	$0.08	$0.06

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	68,109,733	64,356,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three and nine months ended January 31, 2020 and 2019

(dollars in thousands)

(unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2018	66,196,854	$662	$14,231	1,453,537	$(951)	$10,060	$24,002	$5,264	$29,266

Stock repurchase	-	-	-	25,277	(6)	-	(6)	-	(6)

Net Income	-	-	-	-	-	509	509	413	922

Balance, July 31, 2018	66,196,854	$662	$14,231	1,478,814	$(957)	$10,569	$24,505	$5,677	$30,182

Stock repurchase	-	-	-	480,805	(144)	-	(144)	-	(144)

BHCMC distribution noncontrolling interest	-	-	-	-	-	-	-	(360)	(360)

Net Income	-	-	-	-	-	1,721	1,721	735	2,456

Balance, October 31, 2018	66,196,854	$662	$14,231	1,959,619	$(1,101)	$12,290	$26,082	$6,052	$32,134

Stock repurchase	-	-	-	186,727	(64)	-	(64)	-	(64)

BHCMC distribution noncontrolling interest	-	-	-	-	-	-	-	(360)	(360)

Net Income	-	-	-	-	-	1,340	1,340	319	1,659

Balance, January 31, 2019	66,196,854	$662	$14,231	2,146,346	$(1,165)	$13,630	$27,358	$6,011	$33,369

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2019	71,008,122	$710	$14,767	2,727,051	$(1,387)	$13,913	$28,003	$6,341	$34,344

Stock repurchase	-	-	-	120,821	(43)	-	(43)	-	(43)

Deferred compensation, restricted stock	-	-	47	-	-	-	47	-	47

Net Income	-	-	-	-	-	2,061	2,061	130	2,191

Balance, July 31, 2019	71,008,122	$710	$14,814	2,847,872	$(1,430)	$15,974	$30,068	$6,471	$36,539

Stock repurchase	-	-	-	206,050	(95)	-	(95)	-	(95)

Deferred compensation, restricted stock	-	-	48	-	-	-	48	-	48

Net Income	-	-	-	-	-	2,230	2,230	85	2,315

Balance, October 31, 2019	71,008,122	$710	$14,862	3,053,922	$(1,525)	$18,204	$32,251	$6,556	$38,807

Stock repurchase	-	-	-	267,468	(188)	-	(188)	-	(188)

Deferred compensation, restricted stock	-	-	47	-	-	-	47	-	47

BHCMC distribution noncontrolling interest	-	-	-	-	-	-	-	(360)	(360)

Net Income	-	-	-	-	-	1,335	1,335	22	1,357

Balance, January 31, 2020	71,008,122	$710	$14,909	3,321,390	$(1,713)	$19,539	$33,445	$6,218	$39,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended January 31, 2020 and 2019

(in thousands)

(unaudited)

	NINE MONTHS ENDED
	January 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,863	$5,038
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,770	2,377
Gain on sale of airplane	(604)	-
Deferred compensation, restricted stock	142	-

Changes in assets and liabilities
Accounts receivable	189	(668)
Income tax receivable	27	219
Inventories	(197)	(1,544)
Prepaid expenses and other current assets	(107)	(431)
Accounts payable	(93)	(520)
Customer deposits	(1,249)	1,864
Accrued liabilities	(154)	1,252
Gaming facility mandated payment	(159)	(244)
Income tax payable	1,794	-
Other current liabilities	165	147
Net cash provided by operating activities	10,387	7,490

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,835)	(1,499)
Proceeds from sale of airplanes	1,050	-
Net cash used in investing activities	(785)	(1,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of promissory notes, net	-	(2,387)
Repayments of long-term debt	(1,445)	(1,220)
Reduction of finance lease liability	(703)	-
Distribution to non-controlling member	(360)	(720)
Repurchase of common stock	(326)	(214)
Net cash used in financing activities	(2,834)	(4,541)

NET INCREASE IN CASH	6,768	1,450

CASH, beginning of period	9,014	7,353

CASH, end of period	$15,782	$8,803

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,295	$172
Income taxes paid	$259	$105

NON CASH INVESTING AND FINANCING ACTIVITY
Finance lease right-of-use assets and finance lease liability	$42,650	$1,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2019. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2020 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2020.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income Per Share: Butler National Corporation (“the Company”) follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings per share would be excluded. The number of potential common shares as of three and nine months ended January 31, 2020 is 67,686,732.

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

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At January 31, 2020 and April 30, 2019, the estimate of obsolete inventory was $718 and $718 respectively.

6. Research and Development: We invested in research and development activities. The amount invested in the nine months ended January 31, 2020 and 2019 was $1,701 and $1,233 respectively.

7. Debt: At January 31, 2020, the Company was utilizing a promissory note in the form of a line of credit totaling $5,000. The unused line at January 31, 2020 was $5,000. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At January 31, 2020, there was one note with an interest rate of 6.25% collateralized by aircraft security agreements totaling $1,843. This note was used for the purchase and modifications of collateralized aircraft. This note matures in January 2023.

At January 31, 2020, there is one note totaling $229 collateralized by real estate in Dodge City, Kansas. The interest rate on this note is 6.25%. This note matures in June 2024.

At January 31, 2020, there is one note collateralized by equipment with a balance of $47. The interest rate on this note is 4.5%. This note matures in April 2022.

At January 31, 2020, there is one note at a bank totaling $411 with an interest rate of 4.89%. The proceeds were used primarily to refinance obligations with BHCI (a non-controlling owner of BHCMC, LLC). This note matures in May 2020.

We are not in default of any of our notes as of January 31, 2020.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2020 and beyond.

8. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $5,723 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417 and miscellaneous other assets of $915. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024. The State of Kansas approved a renewal management contract and an amendment to the current management contract for our Professional Services company BNSC via BHCMC. The renewal will take effect December 15, 2024, and continue to 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is being amortized over a period of fifteen years.

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

For the nine months ended January 31, 2020 and January 31, 2019, the Company expensed $142 and $0, respectively.

10. Stock Repurchase Program

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4,000 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2021.

The table below provides information with respect to common stock purchases by the Company through January 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$500
Shares purchased in prior periods	675,011	$0.26	675,011	$326
Quarter ended April 30, 2018 (a)	178,526	$0.25	178,526	$281
Increase in program authorization April 2018 (b)	-	$-	-	$531
Quarter ended July 31, 2018 (a)	25,277	$0.26	25,277	$525
Quarter ended October 31, 2018 (a)	480,805	$0.30	480,805	$381
Quarter ended January 31, 2019 (a)	186,727	$0.34	186,727	$317
Quarter ended April 30, 2019 (a)	580,705	$0.38	580,705	$94
Increase in program authorization April 2019 (c)	-	$-	-	$1,569
Quarter ended July 31, 2019 (a)	120,821	$0.35	120,821	$1,526
Increase in program authorization October 2019 (d)	-	$-	-	$3,301
Quarter ended October 31, 2019 (a)	206,050	$0.46	206,050	$3,206
Quarter ended January 31, 2020 (a)	267,468	$0.70	267,468	$3,019
Total	2,721,390	$0.36	2,721,390

(a)	These shares of common stock purchased were purchased through a private transaction
(b)	Board of Directors increased program authorization from $500 to $750
(c)	Board of Directors increased program authorization from $750 to $2,225
(d)	Board of Directors increased program authorization from $2,225 to $4,000

11. Finance Lease Right-of-Use

On May 1, 2019, the Company adopted ASU 2016-02 Leases – Topic 842. ASU 2016-02 requires that on the balance sheet a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

We lease the casino as well as hangar and office space with initial lease terms of two, five, twenty-five and fifty years.

January 31, 2020
Right-of-use assets	$44,349
Less accumulated depreciation	2,130
Total	$42,219

Future minimum lease payments for assets under capital leases at January 31, 2020 are as follows:

2021	$5,223
2022	5,243
2023	5,273
2024	5,328
2025	5,292
Thereafter	60,937
Total minimum lease payments	87,296
Less amount representing interest	43,652
Present value of net minimum lease payments	43,644
Less current maturities of finance lease liability	1,123
Finance lease liability, net of current maturities	$42,521

The adoption of ASU 2016-02 had a negative impact on our financial statements for the nine months ended January 31, 2020. The impact is summarized below:

Increase in depreciation	$2,118
Increase in interest expense	3,128
Decrease in rent expense	(3,845)
Decrease in net income for the nine months ended January 31, 2020	$1,401

12. Subsequent Events:

The Company evaluated its January 31, 2020 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

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

Professional Services. The Professional Services segment includes the management of a gaming facility and related dining and entertainment facilities in Dodge City, Kansas. Boot Hill Casino and Resort features approximately 645 slot machines and 20 table games. Companies in Professional Services also provide licensed architectural services, including commercial and industrial building design, and engineering services.

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

Results Overview

The nine months ended January 31, 2020 revenue increased 24% to $53.3 million compared to $43.0 million in the nine months ended January 31, 2019. In the nine months ended January 31, 2020 the professional services revenue was $24.2 million compared to $23.4 million in the nine months ended January 31, 2019, an increase of 3%. In the nine months ended January 31, 2020 the Aerospace Products revenue was $29.1 million compared to $19.6 million in the nine months ended January 31, 2019, an increase of 49%.

The nine months ended January 31, 2020 net income increased to $5.6 million compared to a net income of $3.6 million in the nine months ended January 31, 2019.  The nine months ended January 31, 2020, operating income increased to $10.6 million, from an operating income of $4.5 million in the nine months ended January 31, 2019.

RESULTS OF OPERATIONS

Nine MONTHS ENDING January 31, 2020 COMPARED TO Nine MONTHS ENDING January 31, 2019

(dollars in thousands)	Nine Months Ended January 31, 2020	Percent of Total Revenue	Nine Months Ended January 31, 2019	Percent of Total Revenue	Percent Change 2019-2020
Revenue:
Professional Services	$24,186	45%	$23,423	54%	3%
Aerospace Products	29,068	55%	19,570	46%	49%
Total revenue	53,254	100%	42,993	100%	24%

Costs and expenses:
Costs of Professional Services	11,886	22%	14,735	34%	-19%
Cost of Aerospace Products	16,839	32%	12,102	28%	39%
Marketing and advertising	3,122	6%	3,056	7%	2%
Employee benefits	1,666	3%	1,518	4%	10%
Depreciation and amortization	3,832	7%	1,198	3%	220%
General, administrative and other	5,273	10%	5,852	14%	-10%
Total costs and expenses	42,618	80%	38,461	90%	11%
Operating income	$10,636	20%	$4,532	10%	135%

Revenue:

Revenue  increased 24% to $53.3 million in the nine months ended January 31, 2020, compared to $43.0 million in the nine months ended January 31, 2019. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 3% for the nine months to $24.2 million at January 31, 2020 compared to $23.4 million in the nine months ended January 31, 2019.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 49% for the nine months to $29.1 million at January 31, 2020 compared to $19.6 million in the nine months ended January 31, 2019.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 11% in the nine months ended January 31, 2020 to $42.6 million compared to $38.5 million in the nine months ended January 31, 2019. Costs and expenses were 80% of total revenue in the nine months ended January 31, 2020, as compared to 90% of total revenue in the nine months ended January 31, 2019.

Costs of Professional Services decreased 19% in the nine months ended January 31, 2020 to $11.9 million compared to $14.7 million in the nine months ended January 31, 2019. Costs were 22% of total revenue in the nine months ended January 31, 2020, as compared to 34% of total revenue in the nine months ended January 31, 2019.

Costs of Aerospace Products increased 39% in the nine months ended January 31, 2020 to $16.8 million compared to $12.1 million for the nine months ended January 31, 2019. Costs were 32% of total revenue in the nine months ended January 31, 2020, as compared to 28% of total revenue in the nine months ended January 31, 2019.

Marketing and advertising expenses increased by 2% in the nine months ended January 31, 2020, to $3.1 million compared to $3.1 million in the nine months ended January 31, 2019. Expenses were 6% of total revenue in the nine months ended January 31, 2020, as compared to 7% of total revenue in the nine months ended January 31, 2019. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 3% in the nine months ended January 31, 2020, compared to 4% in the nine months ended January 31, 2019. These expenses increased to $1.7 million in the nine months ended January 31, 2020, from $1.5 million in the nine months ended January 31, 2019. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 7% in the nine months ended January 31, 2020, compared to 3% in the nine months ended January 31, 2019. These expenses increased 220% to $3.8 million in the nine months ended January 31, 2020, from $1.2 million in the nine months ended January 31, 2019. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the nine months ended January 31, 2020 was $2.8 million compared to $760 in the nine months ended January 31, 2019.

General, administrative and other expenses as a percent of total revenue was 10% in the nine months ended January 31, 2020, compared to 14% in the nine months ended January 31, 2019. These expenses decreased 10% to $5.3 million in the nine months ended January 31, 2020, from $5.9 million in the nine months ended January 31, 2019.

Other income (expense):

Interest expense was ($3.3) million in the nine months ended January 31, 2020, compared with interest expense of ($169) in the nine months ended January 31, 2019. Interest related to obligations of BHCMC, LLC was ($3.1) million in the nine months ended January 31, 2020 compared to ($78) in the nine months ended January 31, 2019.

Other income on the sale of airplanes was $604 in the nine months ended January 31, 2020, compared with $0 in the nine months ended January 31, 2019. Refund of sales/use tax related to BHCMC, LLC was $0 in the nine months ended January 31, 2020 compared to $2.0 million in the nine months ended January 31, 2019.

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

The following table presents a summary of our operating segment information for the nine months ended January 31, 2020 and January 31, 2019:

(dollars in thousands)	Nine Months Ended January 31, 2020	Percent of Total Revenue	Nine Months Ended January 31, 2019	Percent of Total Revenue	Percent Change 2019-2020
Professional Services
Revenue
Boot Hill Casino	$24,010	99%	$23,151	99%	4%
Management/Professional Services	176	1%	272	1%	-35%
Revenue	24,186	100%	23,423	100%	3%

Costs of Professional Services	11,886	49%	14,735	63%	-19%
Expenses	8,789	36%	7,898	34%	11%
Total costs and expenses	20,675	85%	22,633	97%	-9%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$3,511	15%	$790	3%	344%

(dollars in thousands)	Nine Months Ended January 31, 2020	Percent of Total Revenue	Nine Months Ended January 31, 2019	Percent of Total Revenue	Percent Change 2019-2020
Aerospace Products
Revenue	$29,068	100%	$19,570	100%	49%

Costs of Aerospace Products	16,839	58%	12,102	62%	39%
Expenses	5,104	17%	3,726	19%	37%
Total costs and expenses	21,943	75%	15,828	81%	39%

Aerospace Products operating income	$7,125	25%	$3,742	19%	90%

Professional Services

●

Revenue from Professional Services increased 3% for the nine months ended January 31, 2020 to $24.2 million compared to $23.4 million for the nine months ended January 31, 2019.

In the nine months ended January 31, 2020 Boot Hill Casino received gross receipts for the State of Kansas of $30.6 million compared to $30.6 million for the nine months ended January 31, 2019. Mandated fees, taxes and distributions reduced gross receipts by $9.8 million resulting in gaming revenue of $20.8 million for the nine months ended January 31, 2020, compared to a reduction to gross receipts of $10.1 million resulting in gaming revenue of $20.5 million for the nine months ended January 31, 2019.  Non-gaming revenue at Boot Hill Casino increased to $3.2 million for the nine months ended January 31, 2020, compared to $2.7 million for the nine months ended January 31, 2019.

The remaining management and Professional Services revenue includes professional management services in the gaming industry and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 35% to $176 for the nine months ended January 31, 2020, compared to $272 for the nine months ended January 31, 2019. The decrease is due primarily from the Company not renewing the Stables Agreement.

●

Costs of Professional Services decreased in the nine months ended January 31, 2020 to $11.9 million compared to $14.7 million in the nine months ended January 31, 2019. Costs were 49% of segment total revenue in the nine months ended January 31, 2020, as compared to 63% of segment total revenue in the nine months ended January 31, 2019.

●

Expenses increased 11% in the nine months ended January 31, 2020 to $8.8 million compared to $7.9 million in the nine months ended January 31, 2019. Expenses were 36% of segment total revenue in the nine months ended January 31, 2020, as compared to 34% of segment total revenue in the nine months ended January 31, 2019.

Aerospace Products

●

Revenue increased 49% to $29.1 million in the nine months ended January 31, 2020, compared to $19.6 million in the nine months ended January 31, 2019. The increase in revenue is primarily due to an increase in avionics business of $4.4 million and an increase in aircraft modification business of $5.1 million. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs of Aerospace Products increased by 39% in the nine months ended January 31, 2020 to $16.8 million compared to $12.1 million for the nine months ended January 31, 2019.  Costs were 58% of segment total revenue in the nine months ended January 31, 2020, as compared to 62% of segment total revenue in the nine months ended January 31, 2019.

●

Expenses increased 37% in the nine months ended January 31, 2020 to $5.1 million compared to $3.7 million in the nine months ended January 31, 2019.  Expenses were 17% of segment total revenue in the nine months ended January 31, 2020, as compared to 19% of segment total revenue in the nine months ended January 31, 2019.

Third QUARTER FISCAL 2020 COMPARED TO Third QUARTER FISCAL 2019

(dollars in thousands)	Three Months Ended January 31, 2020	Percent of Total Revenue	Three Months Ended January 31, 2019	Percent of Total Revenue	Percent Change 2019-2020
Revenue:
Professional Services	$7,962	47%	$7,617	53%	5%
Aerospace Products	8,838	53%	6,675	47%	32%
Total revenue	16,800	100%	14,292	100%	18%

Costs and expenses:
Costs of Professional Services	4,030	24%	4,996	35%	-19%
Cost of Aerospace Products	5,307	31%	3,642	25%	46%
Marketing and advertising	983	6%	1,021	7%	-4%
Employee benefits	592	4%	532	4%	11%
Depreciation and amortization	1,316	8%	415	3%	217%
General, administrative and other	1,684	10%	1,873	13%	-10%
Total costs and expenses	13,912	83%	12,479	87%	11%
Operating income	$2,888	17%	$1,813	13%	59%

Revenue:

Revenue increased 18% to $16.8 million in the three months ended January 31, 2020, compared to $14.3 million in the three months ended January 31, 2019. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 5% for the three months to $8.0 million at January 31, 2020 compared to $7.6 million at January 31, 2019.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 32% for the three months to $8.8 million at January 31, 2020 compared to $6.7 million at January 31, 2019.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 11% in the three months ended January 31, 2020 to $13.9 million compared to $12.5 million in the three months ended January 31, 2019. Costs and expenses were 83% of total revenue in the three months ended January 31, 2020, as compared to 87% of total revenue in the three months ended January 31, 2019.

Costs of Professional Services decreased 19% in the three months ended January 31, 2020 to $4.0 million compared to $5.0 million in the three months ended January 31, 2019. Costs were 24% of total revenue in the three months ended January 31, 2020, as compared to 35% of total revenue in the three months ended January 31, 2019.

Costs of Aerospace Products increased 46% in the three months ended January 31, 2020 to $5.3 million compared to $3.6 million for the three months ended January 31, 2019. Costs were 31% of total revenue in the three months ended January 31, 2020, as compared to 25% of total revenue in the three months ended January 31, 2019.

Marketing and advertising expenses decreased 4% in the three months ended January 31, 2020, to $1.0 million compared to $1.0 million in the three months ended January 31, 2019. Expenses were 6% of total revenue in the three months ended January 31, 2020, as compared to 7% of total revenue in the three months ended January 31, 2019. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the three months ended January 31, 2020, compared to 4% in the three months ended January 31, 2019. These expenses increased 11% to $592 in the three months ended January 31, 2020, from $532 in the three months ended January 31, 2019. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 8% in the three months ended January 31, 2020, compared to 3% in the three months ended January 31, 2019. These expenses increased 217% to $1.3 million in the three months ended January 31, 2020 from $415 in the three months ended January 31, 2019. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the three months ended January 31, 2020 was $935 compared to $265 in the three months ended January 31, 2019.

General, administrative and other expenses as a percent of total revenue was 10% in the three months ended January 31, 2020, compared to 13% in the three months ended January 31, 2019. These expenses decreased 10% to $1.7 million in the three months ended January 31, 2020, from $1.9 million in the three months ended January 31, 2019.

Other income (expense):

Interest expense was ($1.1) million in the three months ended January 31, 2020, compared with interest expense of ($44) million in the three months ended January 31, 2019. Interest related to obligations of BHCMC, LLC was ($1.0) million in the three months ended January 31, 2020 compared to ($22) in the three months ended January 31, 2019.

Other income was on the sale of an airplane was $75 in the three months ended January 31, 2020, compared to $0 in the three months ended January 31, 2019. Refund of sales/use tax related to BHCMC, LLC was $0 in the three months ended January 31, 2020 compared to $385 in the three months ended January 31, 2019.

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

The following table presents a summary of our operating segment information for the three months ended January 31, 2020 and January 31, 2019:

(dollars in thousands)	Three Months Ended January 31, 2020	Percent of Total Revenue	Three Months Ended January 31, 2019	Percent of Total Revenue	Percent Change 2019-2020
Professional Services
Revenue
Boot Hill Casino	$7,898	99%	$7,564	99%	4%
Management/Professional Services	64	1%	53	1%	21%
Revenue	7,962	100%	7,617	100%	5%

Costs of Professional Services	4,030	51%	4,996	65%	-19%
Expenses	2,861	36%	2,420	32%	18%
Total costs and expenses	6,891	87%	7,416	97%	-7%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$1,071	13%	$201	3%	433%

(dollars in thousands)	Three Months Ended January 31, 2020	Percent of Total Revenue	Three Months Ended January 31, 2019	Percent of Total Revenue	Percent Change 2019-2020
Aerospace Products
Revenue	$8,838	100%	$6,675	100%	32%

Costs of Aerospace Products	5,307	60%	3,642	55%	46%
Expenses	1,714	19%	1,421	21%	21%
Total costs and expenses	7,021	79%	5,063	76%	39%

Aerospace Products operating income	$1,817	21%	$1,612	24%	13%

Professional Services

●

Revenue from Professional Services increased 5% for the three months ended January 31, 2020 to $8.0 million compared to $7.6 million for the three months ended January 31, 2019.

In the three months ended January 31, 2020 Boot Hill Casino received gross receipts for the State of Kansas of $10.1 million compared to $10.0 million for the three months ended January 31, 2019. Mandated fees, taxes and distributions reduced gross receipts by $3.3 million resulting in gaming revenue of $6.8 million for the three months ended January 31, 2020, compared to a reduction to gross receipts of $3.4 million resulting in gaming revenue of $6.6 million for the three months ended January 31, 2019.  Non-gaming revenue at Boot Hill Casino increased to $1.1 million for the three months ended January 31, 2020, compared to $935 for the three months ended January 31, 2019.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino increased 21% to $64 for the three months ended January 31, 2020, compared to $53 for the three months ended January 31, 2019.

●

Costs of Professional Services decreased 19% in the three months ended January 31, 2020 to $4.0 million compared to $5.0 million in the three months ended January 31, 2019. Costs were 51% of segment total revenue in the three months ended January 31, 2020, as compared to 65% of segment total revenue in the three months ended January 31, 2019.

●

Expenses increased 18% in the three months ended January 31, 2020 to $2.9 million compared to $2.4 million in the three months ended January 31, 2019. Expenses were 36% of segment total revenue in the three months ended January 31, 2020, as compared to 32% of segment total revenue in the three months ended January 31, 2019.

Aerospace Products

●

Revenue increased 32% to $8.8 million in the three months ended January 31, 2020, compared to $6.7 million in the three months ended January 31, 2019. The increase in revenue is primarily due to an increase in avionics business of $548 and an increase in aircraft modification business of $1.6 million. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs of Aerospace Products increased 46% in the three months ended January 31, 2020 to $5.3 million compared to $3.6 million for the three months ended January 31, 2019.  Costs were 60% of segment total revenue in the three months ended January 31, 2020, as compared to 55% of segment total revenue in the three months ended January 31, 2019.

●

Expenses increased 21% in the three months ended January 31, 2020 to $1.7 million compared to $1.4 million in the three months ended January 31, 2019.  Expenses were 19% of segment total revenue in the three months ended January 31, 2020, as compared to 21% of segment total revenue in the three months ended January 31, 2019.

Employees

Other than persons employed by our gaming subsidiaries there were 106 full time and 5 part time employees on January 31, 2020, compared to 96 full time and 3 part time employees on January 31, 2019. As of March 6, 2020, staffing is 107 full time and 5 part time employees. Our staffing at Boot Hill Casino & Resort on January 31, 2020 was 200 full time and 66 part time employees compared to 194 full time and 63 part time employees on January 31, 2019. At March 6, 2020 there are 189 full time and 69 part time employees. None of the employees are subject to any collective bargaining agreements.

Liquidity and Capital Resources

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2020 and beyond.

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

Analysis and Discussion of Cash Flow

During the nine months ended January 31, 2020 our cash position increased by $6.8 million. Net income was $5.9 million for the nine months ended January 31, 2020. Cash flows provided by operating activities was $10.4 million for the nine months ended January 31, 2020. Non-cash activities consisting of depreciation and amortization provided $4.8 million, while a gain on sale of airplanes used $604. Customer deposits decreased our cash position by $1.2 million. Inventories decreased our cash position by $197. Accounts receivable increased our cash position by $189. Gaming facility mandated payments decreased our cash position by $159. Prepaid expenses and other assets decreased our cash by $107. A decrease in accounts payable, a decrease in accrued expenses, and an increase in other current liabilities decreased our cash by $82. Income tax payable increased our cash position by $1.8 million.

Cash used by investing activities was $785 for the nine months ended January 31, 2020. We invested $786 to purchase aircraft, $636 towards STCs, and $413 on equipment and furnishings. We received $1.1 million in proceeds for the sale of airplanes.

Cash used in financing activities was $2.8 million for the nine months ended January 31, 2020. We made repayments on our debt of $1.4 million. We reduced our financed lease liability by $703. We made a distribution to our non-controlling member of $360. We purchased company stock of $326. The stock was acquired and placed in treasury.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2020.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the nine months ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of January 31, 2020, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In subsequent months, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. The outbreak and any preventative or protective actions that governments or we may take in respect of this coronavirus may result in a period of business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

There are no other material changes to the risk factors disclosed under Item 1A of our Form 10-K for the fiscal year ended April 30, 2019.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the third quarter of fiscal 2020.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2019 - November 30, 2019	-	$-	-	$3,206,000
December 1, 2019 - December 31, 2019	6,745	$0.72	6,745	$3,202,000
January 1, 2020 - January 31, 2020	260,723	$0.70	260,723	$3,019,000
Total	267,468	$0.70	267,468

(a) Our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $4,000,000. The timing and amount of any share repurchases will be determined by Butler National's management based on market conditions and other factors. The program is currently authorized through May 1, 2021.

Item 3.		DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.		MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.		OTHER INFORMATION.
None.

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

	4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

	10.1	Renewal of Lottery Gaming Facility Management Contract, incorporated by reference to the Company's Form 8-K filed on December 9, 2019.

	10.2	Third Amendment to Lottery Gaming Facility Management Contract, incorporated by reference to the Company's Form 8-K filed on December 9, 2019.

	10.3	Written Consent for Renewal of Lottery Gaming Facility Management Contract, incorporated by reference to the Company's Form 8-K filed on December 9, 2019.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2020 and April 30, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2020 and 2019 and nine months ended January 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended January 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2020 and 2019, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

March 12, 2020	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

March 12, 2020	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

10.1	Renewal of Lottery Gaming Facility Management Contract, incorporated by reference to the Company's Form 8-K filed on December 9, 2019.

10.2	Third Amendment to Lottery Gaming Facility Management Contract, incorporated by reference to the Company's Form 8-K filed on December 9, 2019.

10.3	Written Consent for Renewal of Lottery Gaming Facility Management Contract, incorporated by reference to the Company's Form 8-K filed on December 9, 2019.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2020 and April 30, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended January 31, 2020 and 2019 and nine months ended January 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended January 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2020 and 2019, and (v) the Notes to Consolidated Financial Statements, with detail tagging.