Form 10-K
period 2020-04-30
BUTLER NATIONAL CORP
filed 2020-07-17
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended April 30, 2020

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

inSecurities registered pursuant to Section 12(b) of the Act:

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $28,506,324 at October 31, 2019, when the closing price of such stock was $0.53.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of July 10, 2020, was 74,398,262 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement to be filed within 120 days of April 30, 2020, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Shareholders to be held on October 6, 2020, have been incorporated by reference into Part III of this Form 10-K.

BUTLER NATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED April 30, 2020

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

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K, including the following factors:

●	extensive regulation across our industries;
●	evolving government regulations and law;
●	the geographic location of our casino;
●	customer concentration risk;
●	risks associated with the potential acquisition of land at the Boot Hill Casino;
●	industrial business cycles;
●	market competition;
●	marketability restrictions of our common stock;
●	stock dilution caused by the annual employer match to our 401(k) plan;
●	the possibility of a reverse-stock split;
●	executive officers are family members;
●	non-renewal of certain casino management contracts;
●	changes in regulations of financial reporting;
●	fluctuating fuel and energy costs;
●	fixed-price contracts;
●	development, production, testing and marketing of new products;
●	the stability of credit markets;
●	cyber-security threats;
●	acts of terrorism and war;
●	inclement weather and natural disasters;
●	pandemics or other national health crisis;
●	loss of key personnel;
●	risks associated with international sales;
●	future acquisitions and investments;
●	change of control restrictions;
●	potential impairment losses;
●	extensive taxation;

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

Boot Hill. Butler National Service Corporation (“BNSC”), and BHCMC, LLC (“BHCMC”), a company in Professional Services, has managed The Boot Hill Casino and Resort in Dodge City, Kansas (“Boot Hill”) since 2009 pursuant to the Lottery Gaming Facility Management Contract, by and among BNSC, BHCMC and the Kansas Lottery, originally dated December 8, 2009, as subsequently amended (“Boot Hill Agreement”). As required by Kansas law, all games, gaming equipment and gaming operations at Boot Hill are owned and operated by the Kansas Lottery.

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

BHC Investment Company, LC ("BHCI") owns 100% of the Class A Preferred Interest in BHCMC, LLC. BNSC owns 100% of the Class B Preferred Interest. The ownership structure of BHCMC, LLC is:

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

Backlog

Our backlog as of April 30, 2020 and 2019 was as follows:

Industry Segment

(in thousands)	2020	2019
Aerospace Products	$20,527	$15,961
Professional Services	476	200

Total backlog	$21,003	$16,161

Our backlog as of July 10, 2020 totaled $19,204; consisting of $18,757 and $447, respectively, for Aerospace Products and Professional Services. The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. A portion of this backlog may be delivered after fiscal year 2021. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.

Dependence on Significant Customers

During the fiscal year ending April 30, 2020 we derived 37.3% of our revenue from five customers, and we had two "major customers" (10 percent or more of consolidated revenue) that provided 21.2% and 11.4% of total revenue.

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

Employees

Other than persons employed by our gaming management subsidiaries there were 107 full time and 7 part time employees on April 30, 2020 compared to 100 full time and 4 part time employees on April 30, 2019. As of July 10, 2020, staffing was 111 full time and 9 part time employees. Our staffing at Boot Hill Casino on April 30, 2020 was 187 full time and 67 part time employees and 180 full time employees and 66 part time employees on April 30, 2019. As of July 10, 2020 our staffing at Boot Hill Casino was 179 full time employees and 64 part time employees.

None of our employees are subject to collective bargaining agreements.

Executive Officers of the Registrant

Our current executive officers are:

Name	Age	Position
Clark D. Stewart	80	President and Chief Executive Officer since 1989.
Craig D. Stewart	46	Vice President since 2013. Previously Craig served as Chief Financial Officer of Butler National Corporation from 2013 to 2017.
Christopher J. Reedy	54	Vice President since 2000 and Secretary since 2005.
Tad M. McMahon	53	Chief Financial Officer since 2017.

Officers are elected by the Board of Directors of Butler National Corporation and serve at the discretion of the Board. All of the officers of the Company are subject to an employment agreement with the Company.

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

During the fiscal year ending April 30, 2020 we derived 37.3% of our revenue from five customers, and we had two "major customers" (10 percent or more of consolidated revenue) that provided 21.2% and 11.4% of total revenue. A loss of business from, or the bankruptcy or insolvency of, one or more of these major customers may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Our executive team is made up of four (4) individuals who have extensive industry and general business experience. This includes Clark D. Stewart, President and Chief Executive Officer, and Clark’s son, Craig D. Stewart, Vice President. Companies with multiple family members serving on the same executive team can be predisposed to unique internal conflicts, nepotism and/or strategic family alliances. In light of the family relationship within the executive officers of the Company, certain prospective investors may be unwilling to purchase our common stock, which may have a negative effect on our share price.

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

We also face risks that the weather and other conditions could adversely affect the local industries in Dodge City, Kansas, where the Boot Hill Casino is located. The local economy in Dodge City is primarily fueled by the agriculture, meat processing and oil and gas industries. In the event the weather and/or other conditions severely disrupt these industries, we could see a reduction in the number of customers who visit our casino, which would adversely affect our financial condition, results in operations, liquidity and cash flows.

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

The global spread of COVID-19 has impacted our business and is expected to cause further disruptions to our business, financial performance and operating results.

The global spread of COVID-19 in recent months has negatively impacted the global and U.S. economy and created significant volatility and disruption in financial markets. The impact of this pandemic has also created significant uncertainty in the global and U.S. economy and has had, and is expected to continue to have, a material adverse effect on our business, employees, suppliers, and customers.  We have experienced a decrease in the number of patrons at our Boot Hill Casino & Resort since the start of the pandemic, which may continue for the foreseeable future. Additionally, the pandemic has affected the Company's ability to acquire the Boot Hill Casino building and related land. Demand for our aircraft modification business may decrease in correlation to the general health of the U.S. economy. The duration and the magnitude of the impacts of the COVID-19 pandemic cannot be precisely estimated at this time, as they are affected by a number of rapidly changing factors, many of which are outside of our control, which include, among others, state and local regulations, the infection rate among persons in the region surrounding the Boot Hill Casino & Resort, and potential treatment options for those that are sick. The continued impact on our business as a result of the COVID-19 pandemic (directly or indirectly) could materially adversely affect our results of operations, financial condition, and cash flows in the near-term and beyond fiscal 2021.

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

Boot Hill Casino, pursuant to its Management Contract with the State of Kansas pays total taxes between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. Boot Hill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $1.9 million during fiscal year ended April 30, 2020.

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

Avcon Industries, Inc. is located at 714 North Oliver Road, Newton, Kansas, in a 47,000 square foot facility of hangar and office space at the municipal airport in Newton, Kansas, at annual lease payments of approximately $144. In addition, Avcon leases an additional 12,000 square foot hangar and office space at the municipal airport in Newton, Kansas with minimum annual lease payments of $57.

Butler National Aircraft Certification Center is located at One Aero Plaza, New Century, Kansas in a 36,000 square foot facility with hangar space at the New Century Airport in New Century, Kansas. The minimum annual lease payments are $93.

Professional Services (dollars in thousands):

BHCMC, LLC is located at 4000 W. Comanche in Dodge City, Kansas in a leased 60,000 square feet building known as the Boot Hill Casino facility. Annual lease payment for this location was $4.9 million in fiscal year ended April 30, 2020 and $4.8 million in fiscal year ended April 30, 2019. The lease payment increases 1% per year for calendar years 2019 through 2034.

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

Item 3.  LEGAL PROCEEDINGS

As of July 10, 2020, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK (BUKS):

(a)	Market Information: Our shares are exclusively quoted on OTCQB platform under the symbol "BUKS".

The range of the high and low bid prices per share of the common stock, for fiscal years 2020 and 2019, as reported by OTC Markets Group, is set forth below. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2020		Year Ended April 30, 2019
	Low	High	Low	High
First quarter	$0.30	$0.42	$0.18	$0.28
Second quarter	$0.34	$0.57	$0.23	$0.32
Third quarter	$0.50	$0.79	$0.24	$0.40
Fourth quarter	$0.35	$0.76	$0.30	$0.42

(b)	Holders: The approximate number of holders of record of our common stock, as of July 10, 2020, was 2,500. The price of the stock as of July 10, 2020 was approximately $0.51 per share.
(c)	Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:

As of July 10, 2020, there were no Convertible Preferred shares or Convertible Debenture notes outstanding.

Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs

May 1, 2019 through April 30, 2020	0	$0.00	$0.00

Total	0	$0.00	$0.00

STOCK REPURCHASE PROGRAM

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4.0 million of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2021.

The table below provides information with respect to common stock purchases by the Company during the year ended April 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$500
Shares purchased in prior periods	853,537	$0.26	853,537	$281
Increase in program authorization April 2018 (b)	-	$-	-	$531
Quarter ended July 31, 2018 (a)	25,277	$0.26	25,277	$525
Quarter ended October 31, 2018 (a)	480,805	$0.30	480,805	$381
Quarter ended January 31, 2019 (a)	186,727	$0.34	186,727	$317
Quarter ended April 30, 2019 (a)	580,705	$0.38	580,705	$94
Increase in program authorization April 2019 (c)	-	$-	-	$1,569
Quarter ended July 31, 2019 (a)	120,821	$0.35	120,821	$1,526
Increase in program authorization October 2019 (d)	-	$-	-	$3,301
Quarter ended October 31, 2019 (a)	206,050	$0.46	206,050	$3,206
Quarter ended January 31, 2020 (a)	267,468	$0.70	267,468	$3,019
Quarter ended April 30, 2020 (a)	25	$0.41	25	$3,019
Total	2,721,415	$0.36	2,721,415

(a)	These shares of common stock purchased were purchased through private transactions
(b)	Board of Directors increased program authorization from $500 to $750
(c)	Board of Directors increased program authorization from $750 to $2.2 million
(d)	Board of Directors increased program authorization from $2.2 million to $4.0 million

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

Our fiscal year ends on April 30. Fiscal years 2020 and 2019 consisted of 52 weeks and ended on April 30, 2020 and April 30, 2019, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.

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

COVID-19 Overview:

The pandemic caused by the disease COVID-19 was first reported in Wuhan, China in December 2019 and has since spread throughout the world. Financial markets have been volatile in 2020, primarily due to uncertainty with respect to the severity and duration of the pandemic.

The pandemic has resulted in federal, state and local governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions or bans, business curtailments, school closures, and other protective measures.

Our aerospace segment qualified as “essential” under applicable federal guidance and state orders. The facilities have continued operations. We are enforcing social distancing and enhanced health, safety and sanitization measures in accordance with guidelines from the Center for Disease Control (the “CDC”).

We have also implemented necessary procedures and support to enable a significant portion of our Olathe headquarters personnel to work remotely.

Our professional services operations at the Boot Hill Casino & Resort was forced to close from March 18, 2020 thru May 21, 2020.  The casino reopened to the public on May 22, with reduced hours to allow for extra time for cleaning and sanitizing in accordance with CDC guidelines and limited number of games and food offerings. We are also continuing to enforce social distancing measures throughout the casinos.  Since reopening the Boot Hill Casino & Resort we have experienced lower customer headcount, which has been partially off-set by a larger net revenue per customer.  We are experiencing, and expect to continue experiencing, lower demand for our professional services and increased costs and other challenges related to COVID-19 that adversely affects our business.

BHCMC, LLC, a subsidiary in the professional services segment, received a loan in the principal amount of $2,001,000 (the “SBA Loan”) under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The intent and purpose of the PPP is to support companies during the COVID-19 pandemic by providing funds for certain specified business expenses, with a focus on payroll. We have used the proceeds from the SBA Loan to maintain our payroll and retain casino staff.  With the assistance of the SBA Loan, we believe we have sufficient liquidity at this time to maintain our business operations during this difficult time.

The COVID-19 pandemic impacted our business operations and financial results beginning in the fourth quarter of fiscal 2020 and continues to impact us in fiscal 2021. Although the financial impact on our overall fiscal 2020 results is limited due to the timing of the outbreak, we face numerous uncertainties in estimating the direct and indirect effects on our present and future business operations, financial condition, results of operations, and liquidity. Due to several rapidly changing variables related to the COVID-19 pandemic, we cannot reasonably estimate future economic trends and the timing of when stability will return. Refer to Item 1A. “Risk Factors” for a disclosure of risk factors related to COVID-19.

Results Overview

Our fiscal 2020 revenue increased 12% to $65.9 million compared to $58.7 million in fiscal 2019. In fiscal 2020 the Professional Services revenue decreased 12%. There was an increase of 41% in the Aerospace Products revenue in fiscal 2020.

Our fiscal 2020 net income was $3.2 million compared to net income of $5.7 million in fiscal 2019. Earnings per share was $0.06 for fiscal 2020 compared to $0.06 in fiscal 2019. We continue focusing on our margin expansion initiatives, including efficiencies in our implementation and operational processes and controlling general and administrative expenses. The fiscal 2020 operating income was 13%, an increase from 9% in fiscal 2019.

RESULTS OF OPERATIONS

Fiscal 2020 compared to Fiscal 2019

(dollars in thousands)	2020	Percent of Total Revenue	2019	Percent of Total Revenue	Percent Change 2019-2020
Revenue:
Professional Services	$28,283	43%	$32,017	55%	-12%
Aerospace Products	37,588	57%	26,693	45%	41%

Total revenues	65,871	100%	58,710	100%	12%

Costs and expenses:
Cost of professional services	15,516	23%	20,066	34%	-23%
Cost of aerospace products	22,885	35%	17,230	30%	33%
Marketing and advertising	4,095	6%	4,167	7%	-2%
Employee benefits	2,606	4%	2,304	4%	13%
Depreciation and amortization	5,116	8%	1,846	3%	177%
General, administrative and other	7,347	11%	7,819	13%	-6%

Total costs and expenses	57,565	87%	53,432	91%	8%
Operating income	$8,306	13%	$5,278	9%	57%

Revenue:

Revenue increased 12% to $65.9 million in fiscal 2020, compared to $58.7 million in fiscal 2019. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design, Inc. ("BCS"). Revenue from Professional Services decreased 12% to $28.3 million in fiscal 2020 compared to $32.0 million in fiscal 2019. The decrease in revenue was caused by the casino being forced to close the last six weeks of the fiscal year due to COVID-19.

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 41% to $37.6 million in fiscal 2020 compared to $26.7 million in fiscal 2019.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 8% in fiscal 2020 to $57.6 million compared to $53.4 million in fiscal 2019. Costs and expenses were 87% of total revenue in fiscal 2020, compared to 91% of total revenue in fiscal 2019.

Marketing and advertising expenses as a percent of total revenue was 6% in fiscal 2020, as compared to 7% in fiscal 2019. These expenses decreased 2% to $4.1 million in fiscal 2020, from $4.2 million in fiscal 2019. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in fiscal 2020, compared to 4% in fiscal 2019. These expenses increased 13% to $2.6 million in fiscal 2020, from $2.3 million in fiscal 2019. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization as a percent of total revenue was 8% in fiscal 2020, compared to 3% in fiscal 2019. These expenses increased to $5.1 million in fiscal 2020, from $1.8 million in fiscal 2019. The adoption of ASU 2016-02 Leases, caused depreciation to increase by $2.8 million in fiscal 2020. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for fiscal 2020 was $3.7 million compared to $1.0 million in fiscal 2019.

General, administrative and other expenses as a percent of total revenue was 11% in fiscal 2020, compared to 13% in fiscal 2019. These expenses decreased 6% to $7.3 million in fiscal 2020, from $7.8 million in fiscal 2019.

Other income (expense):

Interest and other income (expense) were ($3.7) million in fiscal 2020 compared with interest and other income (expense) of $1.7 million in fiscal 2019, an increase of $5.5 million, from fiscal 2019 to fiscal 2020. The adoption of ASU 2016-02 Leases, caused interest expense to increase $4.2 million in fiscal 2020.

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

The following table presents a summary of our operating segment information for fiscal years 2020 and 2019:

(dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Percent Change 2019-2020
Professional Services
Revenue
Boot Hill Casino	$27,967	99%	$31,706	99%	-12%
Management/Professional Services	316	1%	311	1%	2%
Revenue	28,283	100%	32,017	100%	-12%

Costs of Professional Services	15,516	55%	20,066	62%	-23%
Expenses	11,502	41%	10,471	33%	10%
Total costs and expenses	27,018	96%	30,537	95%	-12%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$1,265	4%	$1,480	5%	-15%

(dollars in thousands)	2020	Percent of Revenue	2019	Percent of Revenue	Percent Change 2019-2020

Aerospace Products
Revenue	$37,588	100%	$26,693	100%	41%

Costs of Aerospace Products	22,885	61%	17,230	65%	33%
Expenses	7,662	20%	5,665	21%	35%
Total costs and expenses	30,547	81%	22,895	86%	33%

Aerospace Products operating income	$7,041	19%	$3,798	14%	85%

Professional Services

●	Revenue from Professional Services decreased 12% to $28.3 million in fiscal 2020 from $32.0 million in fiscal 2019.

In fiscal 2020 Boot Hill Casino received gross receipts for the State of Kansas of $35.9 million compared to $41.6 million in fiscal 2019. Mandated fees, taxes and distributions reduced gross receipts by $11.6 million resulting in gaming revenue of $24.3 million in fiscal 2020 compared to $28.0 million in fiscal 2019, a decrease of 13%.  Non-gaming revenue at Boot Hill Casino remained constant at $3.7 million in fiscal 2020 and fiscal 2019.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino increased 2% to $316 in fiscal 2020 compared to $311 in fiscal 2019.

●

Costs decreased 23% in fiscal 2020 to $15.5 million compared to $20.1 million in fiscal 2019. Costs were 55% of segment total revenue in fiscal 2020, compared to 62% of segment total revenue in fiscal 2019. The adoption of ASU 2016-02 Leases, caused $4.9 million of the decrease from a reduction in rent expense in fiscal 2020.

●

Expenses increased 10% in fiscal 2020 to $11.5 million compared to $10.5 million in fiscal 2019. Expenses were 41% of segment total revenue in fiscal 2020, compared to 33% of segment total revenue in fiscal 2019. The adoption of ASU 2016-02 Leases, caused depreciation to increase by $2.6 million in fiscal 2020.

Aerospace Products

●

Revenue increased 41% to $37.6 million in fiscal 2020 compared to $26.7 million in fiscal 2019. This $10.9 million increase was due to an increase in our aircraft modification business of $4.8 million and an increase in our avionics business of $6.1 million. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs increased 33% to $22.9 million in fiscal 2020 compared to $17.2 million in fiscal 2019. Costs were 61% of segment total revenue in fiscal 2020, compared to 65% of segment total revenue in fiscal 2019.

●

Expenses increased 35% in fiscal 2020 to $7.7 million compared to $5.7 million in fiscal 2019. Expenses were 20% of segment total revenue in fiscal 2020, compared to 21% of segment total revenue in fiscal 2019.

Liquidity and Capital Resources (in thousands)

At April 30, 2020, the Company has a line of credit in the form of a promissory note totaling $5,000. The unused line at April 30, 2020 was $5,000. There were no advances made on the line of credit during the year ended April 30, 2020. The line of credit is due on demand and is collateralized by a first and second position on all assets of the Company.

At April 30, 2020, there is one note with an interest rate of 6.25% collateralized by an aircraft security agreement totaling $1,706. This note was used to purchase an aircraft. This note matures in January 2023.

At April 30, 2020, there is one note collateralized by equipment with a balance of $42. The interest rate on this note is 4.50%. This note matures in April 2022.

One note for $224 remains for real estate purchased in Dodge City, Kansas.  The interest rate on this note is 6.25%. This note matures in June 2024.

There is one note with an interest rate of 4.89% at a bank totaling $104. The proceeds were used primarily to pay off obligations with BHCI (a non-controlling owner of BHCMC, LLC). This note matures in May 2020.

At April 30, 2020, there is a note payable collateralized by real estate with a balance of $1,426. The interest rate on this note is at LIBOR plus 1.75%. This note matures in March 2029.

At April 30, 2020, there is a note payable collateralized by real estate with a balance of $654. The interest rate on this note is at LIBOR plus 1.75%. This note matures in March 2029.

In April 2020, the Company received a Paycheck Protection Program loan for $1,283 for the aerospace segment. In May 2020, the Company, based on changes to eligibility guidance, returned these loan proceeds.

We are not in default of any of our notes as of April 30, 2020 or July 10, 2020.

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

Analysis and Discussion of Cash Flow

During fiscal 2020 our cash position increased by $7.8 million. Net income was $3.2 million. Cash flows from operating activities provided $10.0 million. Non-cash activities consisting of depreciation and amortization contributed $6.4 million, 401(k) stock issues contributed $676 and deferred compensation contributed $224. Deferred income taxes and gain on sale of airplanes decreased our cash position by $260 and $642, respectively. Accounts receivable increased our cash position by $481. Inventories increased our cash position by $270. Accounts payable and customer deposits decreased our cash position by $1.6 million. Prepaid expenses and other assets and income tax receivable increased our cash by $53, while gaming facility mandated payments increased our cash by an additional $58. Accrued liabilities, other liabilities and income tax payable increased our cash position by $1.2 million.

Cash used in investing activities was $2.1 million. We invested $786 to purchase aircraft, $1.1 million towards STCs, and $1.3 million on equipment and furnishings. We received $1.1 million in proceeds for the sale of airplanes.

Cash used in financing activities was $195. We increased our debt by $1.5 million. We reduced our finance lease liability by $1.0 million. We distributed $360 to our non-controlling member and purchased company stock of $326. The stock acquired was placed in treasury.

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

Revenue Recognition: Revenue Recognition: ASC Topic 606, “Revenue from Contracts with Customers”

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2020. From fiscal year 2019 to fiscal year 2020 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate labor rates, fuel costs and possibly interest rates to rise in fiscal years 2021 and 2022.

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

In connection with the preparation of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2020.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2020.

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

Changes in Internal Control Over Financial Reporting: In our opinion, there were no material changes in the Company internal controls over financial reporting during the three months ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B.  OTHER INFORMATION

We believe all material information is reported on Form 8-K reports.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on October 6, 2020, and is incorporated herein by reference. Certain information regarding executive officers of Butler National Corporation is included above in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item 11 regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on October 6, 2020, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about our common stock that may be issued under our equity compensation plan as of April 30, 2020.

Plan Category	Securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price per share	Securities available for future issuance
Equity compensation plans approved by security holders	-	-	5,000,000
Equity compensation plans not approved by security holders	-	-	-

Total	-	-	5,000,000

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on October 6, 2020, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on October 6, 2020, and is incorporated herein by reference.

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

10.1

Employment Agreement between Butler National Corporation and Clark D. Stewart dated February 4, 2020, incorporated by reference to Exhibit 10.1 of our Form 8-K, dated February 4, 2020 (File No. 000-01678).*

10.2	Employment Agreement between Butler National Corporation and Christopher J. Reedy dated February 4, 2020, incorporated by reference to Exhibit 10.2 of our Form 8-K, dated February 4, 2020 (File No. 000-01678).*

10.3	Employment Agreement between Butler National Corporation and Craig D. Stewart dated February 4, 2020, incorporated by reference to Exhibit 10.3 of our Form 8-K, dated February 4, 2020 (File No. 000-01678).*

10.4	Employment Agreement between Butler National Corporation and Tad M. McMahon dated February 4, 2020, incorporated by reference to Exhibit 10.4 of our Form 8-K, dated February 4, 2020 (File No. 000-01678).*

10.5

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

10.12	Renewal of Lottery Gaming Facility Management Contract between the State of Kansas, BNSC, and BHCMC effective December 15, 2019, incorporated by reference to Exhibit 10.1 of our Form 8-K dated December 9, 2019 (File No. 000-01678).

10.13	Third Amendment to the Lottery Gaming Facility Management Contract between the State of Kansas, BNSC, and BHCMC effective December 15, 2019, incorporated by reference to Exhibit 10.1 of our Form 8-K dated December 9, 2019 (File No. 000-01678).

10.14	Written Consent for Renewal of the Lottery Gaming Facility Management Contract between the State of Kansas, BNSC and BHCMC effective December 15, 2019, incorporated by reference to Exhibit 10.3 of our Form 8-K dated December 9, 2019 (File No. 000-01678).

10.15

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

10.17

Lease between Butler National Service Corporation and BHC Development, L.C., dated April 30, 2009, incorporated by reference to Exhibit 10.1 of our Form 10-Q for the period ended January 31, 2013 (File No. 000-01678).

10.18	Legal Description Lot 1 in future replat of Mariah Center, incorporated by reference to Exhibit 10.2 of our Form 10-Q for the period ended January 31, 2013 (File No. 000-01678).

10.19	Legal Description Lot 2 in a future replat of Mariah Center, incorporated by reference to Exhibit 10.3 of our Form 10-Q for the period ended January 31, 2013 (File No. 000-01678).

10.20

Bill of Sale dated April 30, 2013, by and among Butler National Services, Inc. and Beadle Enterprises LLC, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 2, 2013 (File No. 000-01678).

10.21	Promissory Note dated April 29, 2015, by and among BHCMC, L.L.C. and KS StateBank, incorporated by reference to Exhibit 10.23 of our Form 10-K filed on July 29, 2015 (File No. 000-01678).

10.22	Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed September 29, 2016 (File No. 000-01678).

10.23	Form of Registered Stock Agreement under the Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on April 17, 2019 (File No. 000-01678).

10.24	Promissory Note dated February 27, 2019, by Butler National, Inc. and First Source Bank.

14	Standards of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Company's Form 10-K for the year ended April 30, 2008 (File No. 000-01678).

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accountants RBSM LLP.

31.1	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company's Annual Report on Form 10-K for the year ended April 30, 2020, formatted in XBRL (eXtensible Business Reporting Language) includes; (i) Consolidated Balance Sheets as of April 30, 2020 and 2019; (ii) Consolidated Statements of Operations for the years ended April 30, 2020 and 2019; (iii) Consolidated Statements of Stockholders' Equity for the years ended April 30, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the years ended April 30, 2020 and 2019, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

* Relates to management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 17, 2020

BUTLER NATIONAL CORPORATION

/s/ Clark D. Stewart
Clark D. Stewart, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Clark D. Stewart	President, Chief Executive Officer and Director	July 17, 2020
Clark D. Stewart	(Principal Executive Officer)

/s/ Tad M. McMahon	Chief Financial Officer	July 17, 2020
Tad M. McMahon	(Principal Financial Officer and Principal Accounting Officer)

/s/ R. Warren Wagoner	Chairman of the Board and Director	July 17, 2020
R. Warren Wagoner

/s/ David B. Hayden	Director	July 17, 2020
David B. Hayden

/s/ Michael J. Tamburelli	Director	July 17, 2020
Michael J. Tamburelli

/s/ Bradley K. Hoffman	Director	July 17, 2020
Bradley K. Hoffman

/s/ Craig D. Stewart	President - Aerospace and Director	July 17, 2020
Craig D. Stewart

/s/ John M. Edgar	Director	July 17, 2020
John M. Edgar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Butler National Corporation and Subsidiaries

Olathe, Kansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Butler National Corporation and Subsidiaries (collectively, the “Company”) as of April 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

As discussed in the notes to the consolidated financial statements, the Company adopted ASU No. 2016-02, Leases (Topic 842), as amended, effective May 1, 2019.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

New York, NY

July 17, 2020

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF April 30, 2020 and 2019

(in thousands, except per share data)

	April 30, 2020	April 30, 2019
ASSETS
CURRENT ASSETS:
Cash	$16,793	$9,014
Accounts receivable, net of allowance for doubtful accounts	2,784	3,265
Asset held for sale, net of accumulated depreciation	-	447
Income tax receivable	-	27
Inventories
Parts and raw materials	6,892	7,370
Work in process	1,661	1,441
Finished goods	62	74
Total inventory, net of allowance	8,615	8,885
Prepaid expenses and other current assets	1,620	1,646
Total current assets	29,812	23,284

PROPERTY, PLANT AND EQUIPMENT:
Finance lease right-to-use assets	44,349	1,699
Land and building	5,805	5,765
Aircraft	8,511	8,467
Machinery and equipment	4,093	4,085
Office furniture and fixtures	8,533	7,477
Leasehold improvements	4,032	4,032
	75,323	31,525
Accumulated depreciation	(20,577)	(16,714)
Total property, plant and equipment	54,746	14,811

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $7,029 at April 30, 2020 and $6,054 at April 30, 2019)	6,483	6,407

OTHER ASSETS:
Deferred tax asset	331	295
Other assets (net of accumulated amortization of $10,153 at April 30, 2020 and $9,370 at April 30, 2019)	3,546	4,105
Total other assets	3,877	4,400
Total assets	$94,918	$48,902
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,228	$1,899
Current maturities of finance lease liability	1,163	8
Accounts payable	962	1,774
Customer deposits	1,994	2,758
Gaming facility mandated payment	1,338	1,280
Compensation and compensated absences	2,571	1,664
Deferred tax liability, current	191	236
Income tax payable	206	-
Other current liabilities	274	230
Total current liabilities	10,927	9,849

Long-term debt, net of current maturities	3,211	2,076
Finance lease liability, net of current maturities	42,211	1,689
Deferred tax liability	765	944
Total long-term liabilities	46,187	4,709
Total liabilities	57,114	14,558

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 77,719,677 shares, and outstanding 74,398,262 shares at April 30, 2020 and issued 71,008,122 shares, and outstanding 68,281,071 shares at April 30, 2019	777	710
Capital contributed in excess of par	15,600	14,767
Treasury stock at cost, 3,321,415 shares at April 30, 2020 and 2,727,051 shares at April 30, 2019	(1,713)	(1,387)
Retained earnings	18,147	13,913
Total Butler National Corporation's stockholders' equity	32,811	28,003
Noncontrolling interest in BHCMC, LLC	4,993	6,341
Total stockholders' equity	37,804	34,344
Total liabilities and stockholders' equity	$94,918	$48,902

The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED April 30, 2020 and 2019

(in thousands, except per share data)

	2020	2019
REVENUES:
Professional services	$28,283	$32,017
Aerospace products	37,588	26,693
Total revenues	65,871	58,710

COSTS AND EXPENSES:
Cost of professional services	15,516	20,066
Cost of aerospace products	22,885	17,230
Marketing and advertising	4,095	4,167
Employee benefits	2,606	2,304
Depreciation and amortization	5,116	1,846
General, administrative and other	7,347	7,819
Total costs and expenses	57,565	53,432

OPERATING INCOME	8,306	5,278

OTHER INCOME (EXPENSE):
Interest expense	(4,368)	(248)
Gain on sale of airplanes	642	-
Refund of sales/use tax	-	1,995
Total other income (expense)	(3,726)	1,747

INCOME BEFORE INCOME TAXES	4,580	7,025

PROVISION (BENEFIT) FOR INCOME TAXES
Provision for income taxes	1,594	297
Deferred income tax (benefit)	(260)	1,078
NET INCOME	3,246	5,650

Net (income) loss attributable to noncontrolling interest in BHCMC, LLC	988	(1,797)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$4,234	$3,853

BASIC EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$.06	$.06

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	68,622,527	64,511,608

DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$.06	$.06

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	68,622,527	64,511,608

The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED April 30, 2020 and 2019

(dollars in thousands)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2018	66,196,854	$662	$14,231	1,453,537	$(951)	$10,060	$24,002	$5,264	$29,266

Issuance of stock benefit plan	2,311,268	23	561	-	-	-	584	-	584

Stock repurchase	-	-	-	1,273,514	(436)	-	(436)	-	(436)

Restricted stock issued	2,500,000	25	925	-	-	-	950	-	950

Deferred compensation, restricted stock	-	-	(950)	-	-	-	(950)	-	(950)

BHCMC distribution noncontrolling members	-	-	-	-	-	-	-	(720)	(720)

Net Income	-	-	-	-	-	3,853	3,853	1,797	5,650

Balance, April 30, 2019	71,008,122	710	14,767	2,727,051	(1,387)	13,913	28,003	6,341	34,344

Issuance of stock benefit plan	1,711,555	17	659	-	-	-	676	-	676

Stock repurchase	-	-	-	594,364	(326)	-	(326)	-	(326)

Restricted stock issued	5,000,000	50	1,990	-	-	-	2,040	-	2,040

Deferred compensation, restricted stock	-	-	(1,816)	-	-	-	(1,816)	-	(1,816)

BHCMC distribution noncontrolling members	-	-	-	-	-	-	-	(360)	(360)

Net Income	-	-	-	-	-	4,234	4,234	(988)	3,246

Balance, April 30, 2020	77,719,677	$777	$15,600	3,321,415	$(1,713)	$18,147	$32,811	$4,993	$37,804

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED April 30, 2020 and 2019

(dollars in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,246	$5,650
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,357	3,376
Stock issued for benefit plan	676	584
Deferred income tax expense (benefit)	(260)	1,078
Gain on sale of airplanes	(642)	-
Deferred compensation, restricted stock	224	-

Changes in operating assets and liabilities
Accounts receivable	481	(158)
Income tax receivable	27	192
Inventories	270	(1,766)
Prepaid expenses and other assets	26	(668)
Accounts payable	(812)	(441)
Customer deposits	(764)	1,362
Accrued liabilities	907	225
Gaming facility mandated payment	58	61
Income tax payable	206	-
Other liabilities	44	68
Net cash provided by operating activities	10,044	9,563

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,165)	(4,985)
Proceeds from sale of airplanes	1,095	-
Net cash used in investing activities	(2,070)	(4,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of promissory notes, net	-	(2,387)
Borrowings of long-term debt	3,383	2,325
Repayments of long-term debt	(1,919)	(1,699)
Reduction of finance lease liability	(973)	-
Repurchase of common stock	(326)	(436)
Distribution to noncontrolling member	(360)	(720)
Net cash used in financing activities	(195)	(2,917)

NET INCREASE IN CASH	7,779	1,661

CASH, beginning of year	9,014	7,353

CASH, end of year	$16,793	$9,014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$4,365	$251
Income taxes paid	$1,360	$105

NON CASH INVESTING AND FINANCING ACTIVITY
Issuance of restricted stock to employees	$2,040	$950
Capital asset and lease obligation additions	42,650	1,699
	$44,690	$2,649

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.	NATURE OF OPERATIONS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned active subsidiaries, Avcon Industries, Inc., BCS Design, Inc., Butler National Service Corporation, Butler National Corporation-Tempe, Butler Avionics, Inc., Butler National, Inc., Butler Temporary Services, Inc., Kansas International Corporation, Kansas International DDC, LLC, and a majority owned subsidiary, BHCMC, LLC (collectively, The Company). These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”), expressed in U.S. dollars. All amounts are in thousands, except share and par values, unless otherwise noted. All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year end of the Company is April 30.

Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas facility. Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, ISR modifications, and stability enhancing modifications. Butler Avionics, Inc. sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems). Butler National, Inc. acquires airplanes, principally Learjets, to refurbish and sell. Butler Temporary Services, Inc. processes company payroll. Kansas International Corporation and Kansas International DDC, LLC own property. Butler National Corporation-Tempe is primarily engaged in the manufacture electronic upgrades for classic weapon control systems used by the military. Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988. BHCMC, LLC is majority-owned and provides management services for the Boot Hill Casino under a management agreement with the State of Kansas. BCS Design, Inc. provides professional architectural services.

SIGNIFICANT ACCOUNTING POLICIES:

a)

Accounts receivable: Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Allowance for doubtful accounts are calculated on the historical write-off of doubtful accounts of the individual subsidiaries. Invoices are generally considered a doubtful account if no payment has been made in the past 90 days. We review these policies on a quarterly basis, and based on these reviews, we believe we maintain adequate reserves. At April 30, 2020 and 2019, the allowance for doubtful accounts was $143 and $143, respectively.

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

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At April 30, 2020 and 2019, the estimate of obsolete inventory was $685 and $718 respectively.

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

f)

Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $5,868 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417, and miscellaneous other assets of $914.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024.  The State of Kansas approved a renewal management contract and an amendment to the current management contract for our professional services company BNSC via BHCMC. The renewal will take effect December 15, 2024, and continue until 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of fifteen years.

Other assets net values are as follows:

(dollars in thousands)	2020	2019

Privilege fee	$5,500	$5,500
Less amortized costs	3,526	3,103
Privilege fee balance	$1,974	$2,397

Intangible gaming equipment	$5,868	$5,646
Less amortized costs	5,480	5,214
Intangible gaming equipment balance	$388	$432

JET autopilot intellectual property	$1,417	$1,417
Less amortized costs	1,147	1,053
JET autopilot intellectual property balance	$270	$364

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

(dollars in thousands)	2020	2019

Direct labor	$2,830	$2,670
Direct materials	3,961	3,345
Consultant costs	1,922	1,922
Overhead	4,799	4,524
	13,512	12,461
Less-amortized costs	7,029	6,054
STC balance	$6,483	$6,407

h)

Revenue Recognition: ASC Topic 606, “Revenue from Contracts with Customers”

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

k)	Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year.

The computation of the Company basic and diluted earnings per common share is as follows:

(in thousands, except share and per share data)	2020	2019

Net income attributable to Butler National Corporation	$4,234	$3,853
Weighted average common shares outstanding	68,622,527	64,511,608
Dilutive effect of non-qualified stock option plans	-	-
Weighted average common shares outstanding, assuming dilution	68,622,527	64,511,608
Potential common shares if all options were exercised and shares issued	68,622,527	64,511,608
Basic earnings per common share	$0.06	$0.06
Diluted earnings per common share	$0.06	$0.06

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

n)

Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2020 and 2019, we had $12,509 and $5,365, respectively in bank deposits that exceeded the federally insured limits.

o)

Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.

p)	Research and Development: We invested in research and development activities. The amount invested in the year ended April 30, 2020 and 2019 was $2,404 and $1,888 respectively.

q)

Recent Accounting Pronouncements:

On May 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective optional transition method. Thus, the standard was applied starting May 1, 2019  and prior periods were not restated.  ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. See Note 3 for additional information.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

r)

Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations.

2.	DEBT:

Principal amounts of debt at April 30, 2020 and 2019, consist of the following (in thousands):

Promissory Notes	2020	2019

Bank line of credit, available LOC $5.0 million interest at 3.4% due on demand, collateralized by a first and second position on all assets of the Company.	-	-
	$-	$-

Long-Term Debt
Note payable, interest at 5.75% paid off in 2020.	$-	$119

Note payable, interest at 6.25% due January 2023, collateralized by an Aircraft Security Agreement.	1,706	2,239

Note payable, interest at 6.25%, due June 2024, collateralized by real estate.	224	241

Note payable, interest at 4.89% due May 2020, collateralized by all of BNSC's assets and compensation due under the State Management contract.	104	1,313

Notes payable, interest at 4.5%, due April 2022, collateralized by equipment.	42	63

Note payable, interest at Libor plus 1.75% due March 2029, collateralized by real estate.	1,426	-

Note payable, interest at Libor plus 1.75% due March 2029 collateralized by real estate.	654	-

Paycheck Protetction Program loans, these loan advances were received for the aerospace segment. In May 2020 the Company returned these loan proceeds.	1,283	-

	5,439	3,975
Less: Current maturities	2,228	1,899
	$3,211	$2,076

Maturities of long-term debt are as follows:

Year Ending April 30	Amount
2021	$2,228
2022	881
2023	790
2024	257
2025	259
Thereafter	1,024
$5,439

3.	FINANCED LEASE RIGHT-TO-USE:

On May 1, 2019, the Company adopted ASU 2016-02 Leases – Topic 842. ASU 2016-02 requires that on the balance sheet a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

We lease the casino as well as hangar and office space with initial lease terms of two, five, twenty-five and fifty years.

	April 30, 2020	April 30, 2019
Finance lease right-of-use assets	$44,349	$1,699
Less accumulated depreciation	2,844	11
Total	$41,505	$1,688

Future minimum lease payments for assets under capital leases at April 30, 2020 are as follows:

2021	$5,236
2022	5,242
2023	5,287
2024	5,341
2025	5,267
Thereafter	59,618
Total minimum lease payments	85,991
Less amount representing interest	42,617
Present value of net minimum lease payments	43,374
Less current maturities of finance lease liability	1,163
Finance lease liability, net of current maturities	$42,211

The adoption of ASU 2016-02 had a negative impact on our financial statements for the year ended April 30, 2020. The impact is summarized below.

Increase in depreciation	$2,833
Increase in interest expense	4,167
Decrease in rent expense	(5,150)
Decrease in net income for the year ended April 30, 2020	$1,850

Financial and Other Covenants

We are in compliance with our covenants at April 30, 2020.

4.	INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2020 and 2019 are as follows (in thousands):

	April 30, 2020	April 30, 2019
Deferred tax liabilities:
Depreciation and amortization	$(760)	$(923)
Deferred compensation, restricted stock	(196)	(257)
Total deferred tax liabilities	(956)	(1,180)

Deferred tax assets:
Accounts receivable allowance	39	39
Inventory and other allowances	185	194
Vacation accruals	65	25
Jackpot reserves	42	37
Total deferred tax assets	331	295
Less valuation allowance	-	-
Net deferred tax liability	$(625)	$(885)

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	April 30, 2020	April 30, 2019
Statutory federal income tax rate expense, net of noncontrolling interest	21.00%	21.00%
State income tax, net of federal benefits	5.10%	1.90%
Permanent tax	1.46%	1.93%
Other	-3.60%	1.46%
	23.96%	26.29%

Income tax expense:
Deferred income tax (benefit)	$(260)	$1,078
Current income tax	1,594	297
Total income tax expense	$1,334	$1,375

Current income tax expense of $1,594 and $297 are comprised of $1,151 and $170 in federal income tax and $443 and $127 in state income tax for the years ended April 30, 2020 and 2019, respectively.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its financial condition, results of operations or cashflow. Therefore, no reserve for uncertain income tax position, interest or penalties, have been recorded.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. Federal tax examinations for tax years beginning on May 1, 2015 and prior. There are no current tax examinations.

5.	STOCKHOLDERS' EQUITY:

Common Stock Transactions

During the year ended April 30, 2020, we issued 1,711,555 shares valued at $676 as the contribution to the Company 401(k) profit sharing plan.

During the year ended April 30, 2019, we issued 2,311,268 shares valued at $584 as the contribution to the Company 401(k) profit sharing plan.

6.	STOCK OPTIONS AND INCENTIVE PLANS

In November 2016, the shareholders approved and adopted the Butler National Corporation 2016 Equity Incentive Plan. The maximum number of shares of common stock that may be issued under the Plan is 12.5 million.

On April 12, 2019, the Company granted 2.5 million restricted shares to employees. These shares have voting rights at date of grant and become fully vested and non-forfeitable on April 11, 2024. The restricted shares were valued at $0.38 per share, for a total of $950. On March 17, 2020, the Company granted 5.0 million restricted shares to employees. These shares have voting rights at date of grant and become fully vested and non-forfeitable on March 16, 2025. The restricted shares were valued at $0.41 per share, for a total of $2.0 million. The deferred compensation related to these grants will be expensed on the financial statements over the five year vesting period. No other equity awards have been made under the plan.

For the year ended April 30, 2020 and 2019, the Company expensed $224 and $0, respectively.

7.	STOCK REPURCHASE PROGRAM:

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4,000 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2021.

The table below provides information with respect to common stock purchases by the Company during the year ended April 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$500
Shares purchased in prior periods	853,537	$0.26	853,537	$281
Increase in program authorization April 2018 (b)	-	$-	-	$531
Quarter ended July 31, 2018 (a)	25,277	$0.26	25,277	$525
Quarter ended October 31, 2018 (a)	480,805	$0.30	480,805	$381
Quarter ended January 31, 2019 (a)	186,727	$0.34	186,727	$317
Quarter ended April 30, 2019 (a)	580,705	$0.38	580,705	$94
Increase in program authorization April 2019 (c)	-	$-	-	$1,569
Quarter ended July 31, 2019 (a)	120,821	$0.35	120,821	$1,526
Increase in program authorization October 2019 (d)	-	$-	-	$3,301
Quarter ended October 31, 2019 (a)	206,050	$0.46	206,050	$3,206
Quarter ended January 31, 2020 (a)	267,468	$0.70	267,468	$3,019
Quarter ended April 30, 2020 (a)	25	$0.41	25	$3,019
Total	2,721,415	$0.36	2,721,415

(a)	These shares of common stock purchased were purchased through private transactions
(b)	Board of Directors increased program authorization from $500 to $750
(c)	Board of Directors increased program authorization from $750 to $2,225
(d)	Board of Directors increased program authorization from $2,225 to $4,000

8.	COMMITMENTS AND CONTINGENCIES:

Litigation:

From time to time we may be a defendant and/or plaintiff in various other legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of July 17, 2020, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party averse to our company or has a material interest averse to us.

9.	RELATED-PARTY TRANSACTIONS:

We paid consulting fees of $135 and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2020 and 2019 respectively.

Included in accrued liabilities are $748 and $623 as of April 30, 2020 and 2019 respectively for amounts owed to our CEO for accrued compensation.

Included in other assets at April 30, 2020 and 2019 is $780 owed to us by the noncontrolling company of BHCMC, LLC for costs incurred on their behalf.

In fiscal 2020, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, Vice President, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table shown in the most recent Proxy Statement resulting in compensation of $533, $743 and $282, respectively, for fiscal 2020 and $370, $475 and $237, respectively, for fiscal 2019.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

10.	401(k) PROFIT SHARING PLAN:

We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however, there are only two entry dates per calendar year. The Plan may match subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6 percent of the employee's salary, and a portion of the Company’s profits. Employees are 100 percent vested in the employer's contributions immediately. Our matching contribution, as approved by the Board of Directors was paid in common stock of the Company.  The contribution amount was valued at the market price of the stock contributed in 2020 and 2019 was approximately $676 and $584 respectively.

11.	REFUND OF SALES/USE TAX:

On December 29, 2017, BHCMC, received a ruling from the Kansas Supreme Court in the Matter of the Appeal of BHCMC, LLC d/b/a Boot Hill Casino & Resort, concerning the request for refund for sales/use taxes paid for slot machines owned by the Kansas Lottery. The Kansas Department of Revenue appealed from a Board of Tax Appeals summary decision granting a compensating use tax refund to BHCMC. The Kansas Supreme Court addressed “whether such a tax can be imposed on Boot Hill (BHCMC) for electronic gaming machines it does not—and, under the law and its management agreement with Kansas Lottery, cannot—own”. The Court ruled that “Boot Hill did not exercise a right or power incident to ownership of personal property in order to be subject to a compensating use tax for that property.” Because BHCMC has not exercised such a power or right, the Court affirmed Board of Tax Appeals' refund decision and the ruling of the Kansas Court of Appeals panel decision. Management makes no assurances related to collection of, or the timeliness of, any actions realizing any direct monetary effects, if any, of the ruling. Therefore, the Company accounted for these sales tax refunds as other income when payment was received from the State of Kansas. The amount of refunds received from the State in 2020 and 2019 amounted to $0 and $1,995, respectively. No additional claim or refunds is anticipated.

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

Professional Services:

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state-owned casino".

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Year Ended April 30, 2020	Professional Services	Aerospace Products	Consolidated
Total revenues	$28,283	$37,588	$65,871
Depreciation and amortization	3,740	1,376	5,116
Operating income	1,265	7,041	8,306
Capital expenditures, net	1,269	1,896	3,165
Interest expense	-	-	(4,368)
Gain on sale of airplanes	-	-	642
Income before taxes	-	-	4,580
Income tax expense	-	-	1,334
Net income attributable to Butler National Corporation	-	-	4,234
Identifiable assets, net	59,114	35,804	94,918

Year Ended April 30, 2019	Professional Services	Aerospace Products	Consolidated
Total revenues	$32,017	$26,693	$58,710
Depreciation and amortization	1,068	778	1,846
Operating income	1,480	3,798	5,278
Capital expenditures, net	1,023	3,962	4,985
Interest expense	-	-	(248)
Other income (expense)	-	-	1,995
Income before taxes	-	-	7,025
Income tax expense	-	-	1,375
Net income attributable to Butler National Corporation	-	-	3,853
Identifiable assets, net	22,432	26,470	48,902

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	2020	2019
Aerospace Products – two customers in 2020, one customer in 2019	32.6%	15.1%
Professional Services	-	-

In fiscal 2020 the Company derived 37.3% of total revenue from five Aerospace customers. The top customer provided 21.2% of total revenue while the next top four customers ranged from 1.3% to 11.4%.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Long-term debt	$-	$-	$5,439	$5,439
	$-	$-	$5,439	$5,439

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Long-term debt	$-	$-	$3,975	$3,975
	$-	$-	$3,975	$3,975

14.	SUBSEQUENT EVENTS:

In April, 2020, the Company received two Paycheck Protection Program loans relating to the aerospace segment totaling $1,283. In May 2020, the Company, based on changes to eligibility guidance, returned these loan proceeds.

In May 2020, the Company received a Paycheck Protection Program loan relating to the professional service segment, specifically the casino operations, for $2,001. The Boot Hill Casino and Resort was forced to close for approximately two months. The proceeds of this loan were used to continue paying employees of the casino.

The Company evaluated its April 30, 2020 consolidated financial statements for subsequent events through July 17, 2020, the filing date of this report. The Company is not aware of any other subsequent events that would require recognition or disclosure in the consolidated financial statements.