Form 10-Q
period 2020-07-31
BUTLER NATIONAL CORP
filed 2020-09-11
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 11, 2020 was 74,186,262 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of July 31, 2020 and April 30, 2020

(in thousands except per share data)

	July 31, 2020	April 30, 2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$17,610	$16,793
Accounts receivable, net of allowance for doubtful accounts	3,830	2,784
Inventories
Parts and raw materials	7,062	6,892
Work in process	2,925	1,661
Finished goods	53	62
Total inventory, net of allowance	10,040	8,615
Prepaid expenses and other current assets	1,862	1,620
Total current assets	33,342	29,812

PROPERTY, PLANT AND EQUIPMENT:
Lease right-to-use assets	44,349	44,349
Land and building	5,805	5,805
Aircraft	8,740	8,511
Machinery and equipment	4,195	4,093
Office furniture and fixtures	9,544	8,533
Leasehold improvements	4,032	4,032
	76,665	75,323
Accumulated depreciation	(21,754)	(20,577)
Total property, plant and equipment	54,911	54,746

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $7,275 at July 31, 2020 and $7,029 at April 30, 2020)	6,872	6,483

OTHER ASSETS:
Other assets (net of accumulated amortization of $10,336 at July 31, 2020 and $10,153 at April 30, 2020)	3,363	3,546
Total other assets	3,363	3,546
Total assets	$98,488	$94,587

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,852	$2,228
Current maturities of lease liability	1,200	1,163
Accounts payable	1,356	962
Customer deposits	6,656	1,994
Gaming facility mandated payment	1,246	1,338
Compensation and compensated absences	1,756	2,571
Income taxes payable	200	206
Other current liabilities	314	274
Total current liabilities	15,580	10,736

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	2,993	3,211
Lease liability, net of current maturities	41,898	42,211
Deferred tax liability, net	625	625
Total long-term liabilities	45,516	46,047
Total liabilities	61,096	56,783

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; $100 Class A, 9.8%, cumulative if earned liquidation and redemption value; $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 77,719,677 shares, and outstanding 74,186,262 shares at July 31, 2020 and issued 77,719,677 shares, and outstanding 74,398,262 shares at April 30, 2020	777	777
Capital contributed in excess of par	15,750	15,600
Treasury stock at cost, 3,533,415 shares at July 31, 2020 and 3,321,415 shares at April 30, 2020	(1,821)	(1,713)
Retained earnings	18,132	18,147
Total Butler National Corporation's stockholders' equity	32,838	32,811
Noncontrolling interest in BHCMC, LLC	4,554	4,993
Total stockholders' equity	37,392	37,804
Total liabilities and stockholders' equity	$98,488	$94,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED July 31, 2020 AND 2019

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	July 31,
	2020	2019
REVENUE:
Professional Services	$5,352	$8,116
Aerospace Products	7,637	8,900
Total revenue	12,989	17,016

COSTS AND EXPENSES:
Cost of Professional Services	3,410	3,850
Cost of Aerospace Products	5,100	4,969
Marketing and advertising	953	1,104
Employee benefits	585	547
Depreciation and amortization	1,306	1,239
General, administrative and other	1,507	1,786
Total costs and expenses	12,861	13,495

OPERATING INCOME	128	3,521

OTHER INCOME (EXPENSE):
Interest expense	(588)	(1,097)
Gain on sale of airplane	-	529
Total other income (expense)	(588)	(568)

INCOME BEFORE INCOME TAXES	(460)	2,953

PROVISION (BENEFIT) FOR INCOME TAXES
Provision (benefit) for income taxes	(6)	762

NET INCOME (LOSS)	(454)	2,191
Net (income) loss attributable to noncontrolling interest in BHCMC, LLC	439	(130)
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$(15)	$2,061

BASIC EARNINGS PER COMMON SHARE	$0.00	$0.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	74,386,184	68,270,565

DILUTED EARNINGS PER COMMON SHARE	$0.00	$0.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	74,386,184	68,270,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three months ended July 31, 2020 and 2019

(dollars in thousands)

(unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2019	71,008,122	$710	$14,767	2,727,051	$(1,387)	$13,913	$28,003	$6,341	$34,344

Stock repurchase	-	-	-	120,821	(43)	-	(43)	-	(43)

Deferred compensation, restricted stock	-	-	47	-	-	-	47	-	47

Net Income	-	-	-	-	-	2,061	2,061	130	2,191

Balance, July 31, 2019	71,008,122	$710	$14,814	2,847,872	$(1,430)	$15,974	$30,068	$6,471	$36,539

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2020	77,719,677	$777	$15,600	3,321,415	$(1,713)	$18,147	$32,811	$4,993	$37,804

Stock repurchase	-	-	-	212,000	(108)	-	(108)	-	(108)

Deferred compensation, restricted stock	-	-	150	-	-	-	150	-	150

Net Loss	-	-	-	-	-	(15)	(15)	(439)	(454)

Balance, July 31, 2020	77,719,677	$777	$15,750	3,533,415	$(1,821)	$18,132	$32,838	$4,554	$37,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three months ended July 31, 2020 and 2019

(in thousands)

(unaudited)

	THREE MONTHS ENDED
	July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(454)	$2,191
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,606	1,555
Gain on sale of airplane	-	(529)
Deferred compensation, restricted stock	150	47

Changes in assets and liabilities
Accounts receivable	(1,046)	(2,117)
Income tax receivable	-	27
Inventories	(1,425)	(374)
Prepaid expenses and other current assets	(242)	(100)
Accounts payable	394	(38)
Customer deposits	4,662	190
Lease liability	(276)	(224)
Accrued liabilities	(815)	(156)
Gaming facility mandated payment	(92)	(305)
Income tax payable	(6)	735
Other current liabilities	40	15
Net cash provided by operating activities	2,496	917

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,977)	(58)
Proceeds from sale of airplanes	-	975
Net cash provided by (used in) investing activities	(1,977)	917

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	2,001	-
Repayments of long-term debt	(1,595)	(556)
Repurchase of common stock	(108)	(43)
Net cash provided by (used in) financing activities	298	(599)

NET INCREASE IN CASH	817	1,235

CASH, beginning of period	16,793	9,014

CASH, end of period	$17,610	$10,249

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$584	$1,096
Income taxes paid	-	-

NON CASH INVESTING AND FINANCING ACTIVITY
Lease right-of-use assets and lease liability	-	$41,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2020. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2020 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2021.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income Per Share: Butler National Corporation (“the Company”) follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings per share would be excluded. The number of potential common shares as of July 31, 2020 is 74,186,262.

3. Revenue Recognition: ASC Topic 606, “Revenue from Contracts with Customers”

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

4. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Significant estimates include assumptions about percentage-of-completion, collection of accounts receivable, the valuation, and recognition of stock-based compensation expense, valuation for deferred tax assets and useful life of fixed assets.

5. Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Inventories include material, labor and factory overhead required in the production of our products.

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At July 31, 2020 and April 30, 2020, the estimate of obsolete inventory was $685 and $685 respectively.

6. Research and Development: We invested in research and development activities. The amount invested in the three months ended July 31, 2020 and 2019 was $763 and $397 respectively.

7. Debt: At July 31, 2020, the Company was utilizing a promissory note in the form of a line of credit totaling $5,000. The unused line at July 31, 2020 was $5,000. The interest rate on this promissory note is 3.65%. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At July 31, 2020, there was one note with an interest rate of 6.25% collateralized by aircraft security agreements totaling $1,567. This note was used for the purchase and modifications of collateralized aircraft. This note matures in January 2023.

At July 31, 2020, there is one note totaling $217 collateralized by real estate in Dodge City, Kansas. The interest rate on this note is 6.25%. This note matures in June 2024.

At July 31, 2020, there is one note collateralized by equipment with a balance of $37. The interest rate on this note is 4.5%. This note matures in April 2022.

At July 31, 2020, there is a note payable collateralized by real estate with a balance of $1,387. The interest rate on this note is at LIBOR plus 1.75%. This note matures in March 2029.

At July 31, 2020, there is a note payable collateralized by real estate with a balance of $636. The interest rate on this note is at LIBOR plus 1.75%. This note matures in March 2029.

In May 2020, the Company received a Paycheck Protection Program (PPP) loan for $2,001. Funds from the loan may only be used for payroll costs, costs to continue group health care benefits, rent and utilities. The loan and accrued interest are forgivable as long as the borrower uses the proceeds for eligible purposes. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company used the entire loan amount for qualifying expenses.  While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure if and when a portion or all of the loan will be forgiven.

We are not in default of any of our notes as of July 31, 2020.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2021 and beyond.

8. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $5,868 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417 and miscellaneous other assets of $914. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024. The State of Kansas approved a renewal management contract and an amendment to the current management contract for our Professional Services company BNSC via BHCMC. The renewal will take effect December 15, 2024, and continue to 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is being amortized over a period of fifteen years.

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

For the three months ended July 31, 2020 and July 31, 2019, the Company expensed $150 and $47, respectively.

10. Stock Repurchase Program

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4,000 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2021.

The table below provides information with respect to common stock purchases by the Company through July 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$500
Shares purchased in prior periods	878,814	$0.26	878,814	$275
Increase in program authorization April 2018 (b)	-	$-	-	$525
Quarter ended October 31, 2018 (a)	480,805	$0.30	480,805	$381
Quarter ended January 31, 2019 (a)	186,727	$0.34	186,727	$317
Quarter ended April 30, 2019 (a)	580,705	$0.38	580,705	$94
Increase in program authorization April 2019 (c)	-	$-	-	$1,569
Quarter ended July 31, 2019 (a)	120,821	$0.35	120,821	$1,526
Increase in program authorization October 2019 (d)	-	$-	-	$3,301
Quarter ended October 31, 2019 (a)	206,050	$0.46	206,050	$3,206
Quarter ended January 31, 2020 (a)	267,468	$0.70	267,468	$3,019
Quarter ended April 30, 2020 (a)	25	$0.41	25	$3,019
Quarter ended July 31, 2020 (a)	212,000	$0.51	212,000	$2,911
Total	2,933,415	$0.37	2,933,415

(a)	These shares of common stock were purchased through a private transaction
(b)	Board of Directors increased program authorization from $500 to $750
(c)	Board of Directors increased program authorization from $750 to $2,225
(d)	Board of Directors increased program authorization from $2,225 to $4,000

11. Lease Right-to-Use

On May 1, 2019, the Company adopted ASU 2016-02 Leases – Topic 842. ASU 2016-02 requires that on the balance sheet a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

We lease the casino as well as hangar and office space with initial lease terms of two, five, twenty-five and fifty years.

July 31, 2020
Right-to-use assets	$44,349
Less accumulated depreciation	3,559
Total	$40,790

Future minimum lease payments for assets under capital leases at July 31, 2020 are as follows:

2021	$5,245
2022	5,246
2023	5,300
2024	5,342
2025	5,255
Thereafter	58,299
Total minimum lease payments	84,687
Less amount representing interest	41,589
Present value of net minimum lease payments	43,098
Less current maturities of lease liability	1,200
Lease liability, net of current maturities	$41,898

12. COVID-19 Overview:

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

Our professional services operations at the Boot Hill Casino & Resort was forced to close from March 18, 2020 thru May 21, 2020. The casino reopened to the public on May 22, with reduced hours to allow for extra time for cleaning and sanitizing in accordance with CDC guidelines and a limited number of games and food offerings. We are also continuing to enforce social distancing measures throughout the casino. Since reopening the Boot Hill Casino & Resort we have experienced lower customer headcount, which has been partially off-set by a larger net revenue per customer. We are experiencing, and expect to continue experiencing, lower demand for our professional services and increased costs and other challenges related to COVID-19 that adversely affects our business.

BHCMC, LLC, a subsidiary in the professional services segment, received a loan in the principal amount of $2.0 million (the “SBA Loan”) under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The intent and purpose of the PPP is to support companies during the COVID-19 pandemic by providing funds for certain specified business expenses, with a focus on payroll. We have used the proceeds from the SBA Loan to maintain our payroll and retain casino staff. With the assistance of the SBA Loan, we believe we have sufficient liquidity at this time to maintain our business operations during this difficult time.

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

13. Subsequent Events:

The Company evaluated its July 31, 2020 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

Forward-Looking Statements

Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2020, and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2020, including the following factors:

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

We have two separate reporting segments: Aerospace Products and Professional Services. Aerospace Products and Professional Services do not share the same customers and suppliers and have substantially distinct businesses. The Aerospace Products operating segment provides products and services in the aerospace industry. Companies in Aerospace Products derive their revenue from system design, engineering, manufacturing, integration, installation, repairing, overhauling, servicing and distribution of aerostructures, avionics, aircraft components, accessories, subassemblies and systems. The Professional Services operating segment provides services in the gaming industry. Professional Services companies manage a gaming and entertainment facility and provide architectural and engineering services. These reporting segments operate through various subsidiaries and affiliates listed in the Company’s fiscal year 2020 Annual Report on Form 10-K.

Aerospace Products. The Aerospace Products segment includes the manufacture, sale and service of electronic equipment and systems and technologies to enhance and support products related to aircraft. Additionally, we also operate several Federal Aviation Administration (the "FAA") Repair Stations. Companies in Aerospace Products concentrate on Learjet, Beechcraft King Air, Cessna turbine engine, Cessna multi-engine piston and Dassault Falcon 20 aircraft. Specifically, the design, distribution and support for products for older aircraft, or “Classic” aircraft are areas of focus for companies in Aerospace Products.

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

COVID-19 Overview

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

Our professional services operations at the Boot Hill Casino & Resort was forced to close from March 18, 2020 thru May 21, 2020. The casino reopened to the public on May 22, with reduced hours to allow for extra time for cleaning and sanitizing in accordance with CDC guidelines and a limited number of games and food offerings. We are also continuing to enforce social distancing measures throughout the casino. Since reopening the Boot Hill Casino & Resort we have experienced lower customer headcount, which has been partially off-set by a larger net revenue per customer. We are experiencing, and expect to continue experiencing, lower demand for our professional services and increased costs and other challenges related to COVID-19 that adversely affects our business.

BHCMC, LLC, a subsidiary in the professional services segment, received a loan in the principal amount of $2.0 million (the “SBA Loan”) under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The intent and purpose of the PPP is to support companies during the COVID-19 pandemic by providing funds for certain specified business expenses, with a focus on payroll. We have used the proceeds from the SBA Loan to maintain our payroll and retain casino staff. With the assistance of the SBA Loan, we believe we have sufficient liquidity at this time to maintain our business operations during this difficult time.

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

Results Overview

The three months ended July 31, 2020 revenue decreased 24% to $13.0 million compared to $17.0 million in the three months ended July 31, 2019. In the three months ended July 31, 2020 the professional services revenue was $5.4 million compared to $8.1 million in the three months ended July 31, 2019, a decrease of 34%. In the three months ended July 31, 2020 the Aerospace Products revenue was $7.6 million compared to $8.9 million in the three months ended July 31, 2019, a decrease of 14%.

The three months ended July 31, 2020 net income (loss) decreased to a $15 net loss compared to a net income of $2.1 million in the three months ended July 31, 2019.  The three months ended July 31, 2020, operating income decreased to $128, from an operating income of $3.5 million in the three months ended July 31, 2019.

RESULTS OF OPERATIONS

THREE MONTHS ENDING JULY 31, 2020 COMPARED TO THREE MONTHS ENDING JULY 31, 2019

(dollars in thousands)	Three Months Ended July 31, 2020	Percent of Total Revenue	Three Months Ended July 31, 2019	Percent of Total Revenue	Percent Change 2019-2020
Revenue:
Professional Services	$5,352	41%	$8,116	48%	-34%
Aerospace Products	7,637	59%	8,900	52%	-14%
Total revenue	12,989	100%	17,016	100%	-24%

Costs and expenses:
Costs of Professional Services	3,410	26%	3,850	23%	-11%
Cost of Aerospace Products	5,100	39%	4,969	29%	3%
Marketing and advertising	953	7%	1,104	7%	-14%
Employee benefits	585	5%	547	3%	7%
Depreciation and amortization	1,306	10%	1,239	7%	5%
General, administrative and other	1,507	12%	1,786	10%	-16%
Total costs and expenses	12,861	99%	13,495	79%	-5%
Operating income	$128	1%	$3,521	21%	-96%

Revenue:

Revenue decreased 24% to $13.0 million in the three months ended July 31, 2020, compared to $17.0 million in the three months ended July 31, 2019. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services decreased 34% for the three months to $5.4 million at July 31, 2020 compared to $8.1 million at July 31, 2019.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 14% for the three months to $7.6 million at July 31, 2020 compared to $8.9 million at July 31, 2019.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 5% in the three months ended July 31, 2020 to $12.9 million compared to $13.5 million in the three months ended July 31, 2019. Costs and expenses were 99% of total revenue in the three months ended July 31, 2020, as compared to 79% of total revenue in the three months ended July 31, 2019.

Costs of Professional Services decreased 11% in the three months ended July 31, 2020 to $3.4 million compared to $3.9 million in the three months ended July 31, 2019. Costs were 26% of total revenue in the three months ended July 31, 2020, as compared to 23% of total revenue in the three months ended July 31, 2019.

Costs of Aerospace Products increased 3% in the three months ended July 31, 2020 to $5.1 million compared to $5.0 million for the three months ended July 31, 2019. Costs were 39% of total revenue in the three months ended July 31, 2020, as compared to 29% of total revenue in the three months ended July 31, 2019.

Marketing and advertising expenses decreased 14% in the three months ended July 31, 2020, to $1.0 million compared to $1.1 million in the three months ended July 31, 2019. Expenses were 7% of total revenue in the three months ended July 31, 2020, as compared to 7% of total revenue in the three months ended July 31, 2019. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 5% in the three months ended July 31, 2020, compared to 3% in the three months ended July 31, 2019. These expenses increased 7% to $585 in the three months ended July 31, 2020, from $547 in the three months ended July 31, 2019. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 10% in the three months ended July 31, 2020, compared to 7% in the three months ended July 31, 2019. These expenses increased 5% to $1.3 million in the three months ended July 31, 2020 from $1.2 million in the three months ended July 31, 2019. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the three months ended July 31, 2020 was $928 compared to $938 in the three months ended July 31, 2019.

General, administrative and other expenses as a percent of total revenue was 12% in the three months ended July 31, 2020, compared to 10% in the three months ended July 31, 2019. These expenses decreased 16% to $1.5 million in the three months ended July 31, 2020, from $1.8 million in the three months ended July 31, 2019.

Other income (expense):

Interest expense was $588 in the three months ended July 31, 2020, compared with interest expense of $1.1 million in the three months ended July 31, 2019. Interest related to obligations of BHCMC, LLC was $502 in the three months ended July 31, 2020 compared to $1.0 million in the three months ended July 31, 2019.

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

The following table presents a summary of our operating segment information for the three months ended July 31, 2020 and July 31, 2019:

(dollars in thousands)	Three Months Ended July 31, 2020	Percent of Total Revenue	Three Months Ended July 31, 2019	Percent of Total Revenue	Percent Change 2019-2020
Professional Services
Revenue
Boot Hill Casino	$5,307	99%	$8,069	99%	-34%
Management/Professional Services	45	1%	47	1%	-4%
Revenue	5,352	100%	8,116	100%	-34%

Costs of Professional Services	3,410	64%	3,850	48%	-11%
Expenses	2,733	51%	3,017	37%	-9%
Total costs and expenses	6,143	115%	6,867	85%	-11%
Professional Services operating income (loss) before noncontrolling interest in BHCMC, LLC	$(791)	-15%	$1,249	15%	-163%

(dollars in thousands)	Three Months Ended July 31, 2020	Percent of Total Revenue	Three Months Ended July 31, 2019	Percent of Total Revenue	Percent Change 2019-2020
Aerospace Products
Revenue	$7,637	100%	$8,900	100%	-14%

Costs of Aerospace Products	5,100	67%	4,969	56%	3%
Expenses	1,618	21%	1,659	18%	-2%
Total costs and expenses	6,718	88%	6,628	74%	1%

Aerospace Products operating income	$919	12%	$2,272	26%	-60%

Professional Services

●

Revenue from Professional Services decreased 34% for the three months ended July 31, 2020 to $5.4 million compared to $8.1 million for the three months ended July 31, 2019. The decrease resulted from Boot Hill Casino & Resort being forced to close from March 18, 2020 thru May 21, 2020 due to COVID-19.

In the three months ended July 31, 2020 Boot Hill Casino received gross receipts for the State of Kansas of $7.2 million compared to $10.3 million for the three months ended July 31, 2019. Mandated fees, taxes and distributions reduced gross receipts by $2.4 million resulting in gaming revenue of $4.8 million for the three months ended July 31, 2020, compared to a reduction to gross receipts of $3.3 million resulting in gaming revenue of $7.0 million for the three months ended July 31, 2019.  Non-gaming revenue at Boot Hill Casino decreased to $509 for the three months ended July 31, 2020, compared to $1.0 million for the three months ended July 31, 2019.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 4% to $45 for the three months ended July 31, 2020, compared to $47 for the three months ended July 31, 2019.

●

Costs of Professional Services decreased 11% in the three months ended July 31, 2020 to $3.4 million compared to $3.9 million in the three months ended July 31, 2019. Costs were 64% of segment total revenue in the three months ended July 31, 2020, as compared to 48% of segment total revenue in the three months ended July 31, 2019.

●

Expenses decreased 9% in the three months ended July 31, 2020 to $2.7 million compared to $3.0 million in the three months ended July 31, 2019. Expenses were 51% of segment total revenue in the three months ended July 31, 2020, as compared to 37% of segment total revenue in the three months ended July 31, 2019.

Aerospace Products

●

Revenue decreased 14% to $7.6 million in the three months ended July 31, 2020, compared to $8.9 million in the three months ended July 31, 2019. The decrease in revenue is primarily due to a decrease in avionics business of $2.4 million and an increase in aircraft modification business of $1.1 million. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs of Aerospace Products increased 3% in the three months ended July 31, 2020 to $5.1 million compared to $5.0 million for the three months ended July 31, 2019.  Costs were 67% of segment total revenue in the three months ended July 31, 2020, as compared to 56% of segment total revenue in the three months ended July 31, 2019.

●

Expenses decreased 2% in the three months ended July 31, 2020 to $1.6 million compared to $1.7 million in the three months ended July 31, 2019.  Expenses were 21% of segment total revenue in the three months ended July 31, 2020, as compared to 18% of segment total revenue in the three months ended July 31, 2019.

Employees

Other than persons employed by our gaming subsidiaries there were 112 full time and 5 part time employees on July 31, 2020, compared to 102 full time and 5 part time employees on July 31, 2019. As of September 4, 2020, staffing is 110 full time and 5 part time employees. Our staffing at Boot Hill Casino & Resort on July 31, 2020 was 175 full time and 66 part time employees compared to 192 full time and 67 part time employees on July 31, 2019. At September 4, 2020 there are 170 full time and 64 part time employees. None of the employees are subject to any collective bargaining agreements.

Liquidity and Capital Resources

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2021 and beyond.

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

Analysis and Discussion of Cash Flow

During the three months ended July 31, 2020 our cash position increased by $817. Net loss was $454 for the three months ended July 31, 2020. Cash flows provided by operating activities was $2.5 million for the three months ended July 31, 2020. Non-cash activities consisting of depreciation and amortization provided $1.6 million, while deferred compensation provided $150. Customer deposits increased our cash position by $4.7 million. We reduced our lease liability by $276. Inventories decreased our cash position by $1.4 million. Accounts receivable decreased our cash position by $1.0 million. Gaming facility mandated payments decreased our cash position by $92. Prepaid expenses and other assets decreased our cash by $242. An increase in accounts payable, a decrease in accrued expenses, and an increase in other current liabilities decreased our cash by $381. Income tax payable decreased our cash position by $6.

Cash used in investing activities was $2.0 million for the three months ended July 31, 2020. We invested $229 to purchase aircraft, $635 towards STCs, and $1.1 million on equipment and furnishings.

Cash provided by financing activities was $298 for the three months ended July 31, 2020. We increased our debt by $2.0 million. We made repayments on our debt of $1.6 million. We purchased company stock of $108. The stock was acquired and placed in treasury.

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

Lease Right-to-Use: See footnote 11 to the condensed consolidated financial statements.

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

Significant estimates include assumptions about percentage-of-completion, collection of accounts receivable, inventory obsolescence, the valuation of long-lived assets, including the STC’s, valuation for deferred tax assets and useful life of fixed and other long-term assets.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2021. From fiscal year 2020 to fiscal year 2021 most of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2021 and 2022.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2020.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the three months ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of July 31, 2020, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
There are no other material changes to the risk factors disclosed under Item 1A of our Form 10-K for the fiscal year ended April 30, 2020.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the first quarter of fiscal 2021.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2020 - May 31, 2020	-	$-	-	$3,019,000
June 1, 2020 - June 30, 2020	-	$-	-	$3,019,000
July 1, 2020 - July 31, 2020	212,000	$0.51	212,000	$2,911,000
Total	212,000	$0.51	212,000

(a) Our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $4,000,000. The timing and amount of any share repurchases will be determined by Butler National's management based on market conditions and other factors. The program is currently authorized through May 1, 2021.

Item 3.		DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.		MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.		OTHER INFORMATION.
None.

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

	4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2020 and April 30, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended July 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2020 and 2019, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

September 11, 2020	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

September 11, 2020	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2020 and April 30, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended July 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2020 and 2019, and (v) the Notes to Consolidated Financial Statements, with detail tagging.