Form 10-Q
period 2020-10-31
BUTLER NATIONAL CORP
filed 2020-12-11
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 11, 2020 was 74,033,347 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 31, 2020 and April 30, 2020

(in thousands except per share data)

	October 31, 2020	April 30, 2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$17,404	$16,793
Accounts receivable, net of allowance for doubtful accounts	2,270	2,784
Inventories
Parts and raw materials	7,148	6,892
Work in process	2,305	1,661
Finished goods	55	62
Total inventory, net of allowance	9,508	8,615
Prepaid expenses and other current assets	2,076	1,620
Income tax receivable	65	-
Total current assets	31,323	29,812

PROPERTY, PLANT AND EQUIPMENT:
Lease right-to-use assets	44,349	44,349
Land and building	5,876	5,805
Aircraft	8,740	8,511
Machinery and equipment	4,195	4,093
Office furniture and fixtures	10,023	8,533
Leasehold improvements	4,032	4,032
	77,215	75,323
Accumulated depreciation	(22,963)	(20,577)
Total property, plant and equipment	54,252	54,746

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $7,522 at October 31, 2020 and $7,029 at April 30, 2020)	7,441	6,483

OTHER ASSETS:
Other assets (net of accumulated amortization of $10,524 at October 31, 2020 and $10,153 at April 30, 2020)	3,233	3,546
Total other assets	3,233	3,546
Total assets	$96,249	$94,587

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,862	$2,228
Current maturities of lease liability	1,228	1,163
Accounts payable	1,755	962
Customer deposits	3,782	1,994
Gaming facility mandated payment	1,402	1,338
Compensation and compensated absences	1,850	2,571
Income taxes payable	-	206
Other current liabilities	417	274
Total current liabilities	13,296	10,736

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	2,774	3,211
Lease liability, net of current maturities	41,587	42,211
Deferred tax liability, net	625	625
Total long-term liabilities	44,986	46,047
Total liabilities	58,282	56,783

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; $100 Class A, 9.8%, cumulative if earned liquidation and redemption value; $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 77,719,677 shares, and outstanding 74,033,347 shares at October 31, 2020 and issued 77,719,677 shares, and outstanding 74,398,262 shares at April 30, 2020	777	777
Capital contributed in excess of par	15,900	15,600
Treasury stock at cost, 3,686,330 shares at October 31, 2020 and 3,321,415 shares at April 30, 2020	(1,898)	(1,713)
Retained earnings	18,453	18,147
Total Butler National Corporation's stockholders' equity	33,232	32,811
Noncontrolling interest in BHCMC, LLC	4,735	4,993
Total stockholders' equity	37,967	37,804
Total liabilities and stockholders' equity	$96,249	$94,587

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED October 31, 2020 AND 2019

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	October 31,
	2020	2019
REVENUE:
Professional Services	$7,648	$8,107
Aerospace Products	8,324	11,330
Total revenue	15,972	19,437

COSTS AND EXPENSES:
Cost of Professional Services	3,418	4,006
Cost of Aerospace Products	6,687	6,563
Marketing and advertising	893	1,035
Employee benefits	566	526
Depreciation and amortization	1,338	1,276
General, administrative and other	1,383	1,804
Total costs and expenses	14,285	15,210

OPERATING INCOME	1,687	4,227

OTHER EXPENSE:
Interest expense	(1,065)	(1,087)
Total other expense	(1,065)	(1,087)

INCOME BEFORE INCOME TAXES	622	3,140

PROVISION FOR INCOME TAXES
Provision for income taxes	120	825

NET INCOME	502	2,315
Net income attributable to noncontrolling interest in BHCMC, LLC	(181)	(85)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$321	$2,230

BASIC EARNINGS PER COMMON SHARE	$0.00	$0.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	74,130,934	68,104,433

DILUTED EARNINGS PER COMMON SHARE	$0.00	$0.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	74,130,934	68,104,433

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE Six MONTHS ENDED October 31, 2020 AND 2019

(in thousands, except per share data)

(unaudited)

	SIX MONTHS ENDED
	October 31,
	2020	2019
REVENUE:
Professional Services	$13,001	$16,223
Aerospace Products	15,960	20,230
Total revenue	28,961	36,453

COSTS AND EXPENSES:
Cost of Professional Services	6,828	7,856
Cost of Aerospace Products	11,788	11,532
Marketing and advertising	1,845	2,139
Employee benefits	1,151	1,073
Depreciation and amortization	2,644	2,515
General, administrative and other	2,890	3,590
Total costs and expenses	27,146	28,705

OPERATING INCOME	1,815	7,748

OTHER INCOME (EXPENSE):
Interest expense	(1,653)	(2,184)
Gain on sale of airplanes	-	529
Total other income (expense)	(1,653)	(1,655)

INCOME BEFORE INCOME TAXES	162	6,093

PROVISION FOR INCOME TAXES
Provision for income taxes	114	1,587

NET INCOME	48	4,506
Net (income) loss attributable to noncontrolling interest in BHCMC, LLC	258	(215)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$306	$4,291

BASIC EARNINGS PER COMMON SHARE	$0.00	$0.06

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	74,258,559	68,233,900

DILUTED EARNINGS PER COMMON SHARE	$0.00	$0.06

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	74,258,559	68,233,900

See accompanying notes to condensed consolidated financial statements (unaudited)

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE six months ended October 31, 2020 and 2019

(dollars in thousands)

(unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2019	71,008,122	$710	$14,767	2,727,051	$(1,387)	$13,913	$28,003	$6,341	$34,344

Stock repurchase	-	-	-	120,821	(43)	-	(43)	-	(43)

Deferred compensation, restricted stock	-	-	47	-	-	-	47	-	47

Net Income	-	-	-	-	-	2,061	2,061	130	2,191

Balance, July 31, 2019	71,008,122	$710	$14,814	2,847,872	$(1,430)	$15,974	$30,068	$6,471	$36,539

Stock repurchase	-	-	-	206,050	(95)	-	(95)	-	(95)

Deferred compensation, restricted stock	-	-	48	-	-	-	48	-	48

Net Income	-	-	-	-	-	2,230	2,230	85	2,315

Balance, October 31, 2019	71,008,122	$710	$14,862	3,053,922	$(1,525)	$18,204	$32,251	$6,556	$38,807

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2020	77,719,677	$777	$15,600	3,321,415	$(1,713)	$18,147	$32,811	$4,993	$37,804

Stock repurchase	-	-	-	212,000	(108)	-	(108)	-	(108)

Deferred compensation, restricted stock	-	-	150	-	-	-	150	-	150

Net Loss	-	-	-	-	-	(15)	(15)	(439)	(454)

Balance, July 31, 2020	77,719,677	$777	$15,750	3,533,415	$(1,821)	$18,132	$32,838	$4,554	$37,392

Stock repurchase	-	-	-	152,915	(77)	-	(77)	-	(77)

Deferred compensation, restricted stock	-	-	150	-	-	-	150	-	150

Net Income	-	-	-	-	-	321	321	181	502

Balance, October 31, 2020	77,719,677	$777	$15,900	3,686,330	$(1,898)	$18,453	$33,232	$4,735	$37,967

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six months ended October 31, 2020 and 2019

(in thousands)

(unaudited)

	SIX MONTHS ENDED
	October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48	$4,506
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,250	3,140
Gain on sale of airplane	-	(529)
Deferred compensation, restricted stock	300	95

Changes in assets and liabilities
Accounts receivable	514	806
Income tax receivable	(65)	27
Inventories	(893)	293
Prepaid expenses and other current assets	(456)	(408)
Accounts payable	793	(261)
Customer deposits	1,788	93
Lease liability	(559)	(478)
Accrued liabilities	(721)	150
Gaming facility mandated payment	64	6
Income tax payable	(206)	1,300
Other current liabilities	143	108
Net cash provided by operating activities	4,000	8,848

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,401)	(677)
Proceeds from sale of airplanes	-	975
Net cash provided by (used in) investing activities	(3,401)	298

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	2,001	-
Repayments of long-term debt	(1,804)	(997)
Repurchase of common stock	(185)	(138)
Net cash provided by (used in) financing activities	12	(1,135)

NET INCREASE IN CASH	611	8,011

CASH, beginning of period	16,793	9,014

CASH, end of period	$17,404	$17,025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,644	$2,183
Income taxes paid	$385	$259

NON CASH INVESTING AND FINANCING ACTIVITY
Lease right-of-use assets and lease liability	$-	$41,981

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2020. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2020 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2021.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income Per Share: Butler National Corporation (“the Company”) follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings per share would be excluded. The number of potential common shares as of October 31, 2020 is 74,033,347.

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

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At October 31, 2020 and April 30, 2020, the estimate of obsolete inventory was $685 and $685 respectively.

6. Research and Development: We invested in research and development activities. The amount invested in the six months ended October 31, 2020 and 2019 was $1,744 and $1,180 respectively.

7. Debt: At October 31, 2020, the Company was utilizing a promissory note in the form of a line of credit totaling $5,000. The unused line at October 31, 2020 was $5,000. The interest rate on this promissory note is 3.65%. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At October 31, 2020, there was one note with an interest rate of 6.25% collateralized by aircraft security agreements totaling $1,427. This note was used for the purchase and modifications of collateralized aircraft. This note matures in January 2023.

At October 31, 2020, there is one note totaling $212 collateralized by real estate in Dodge City, Kansas. The interest rate on this note is 6.25%. This note matures in June 2024.

At October 31, 2020, there is one note collateralized by equipment with a balance of $32. The interest rate on this note is 4.5%. This note matures in April 2022.

At October 31, 2020, there is a note payable collateralized by real estate with a balance of $1,347. The interest rate on this note is at LIBOR plus 1.75%. This note matures in March 2029.

At October 31, 2020, there is a note payable collateralized by real estate with a balance of $617. The interest rate on this note is at LIBOR plus 1.75%. This note matures in March 2029.

In May 2020, the Company received a Paycheck Protection Program (PPP) loan for $2,001. Funds from the loan may only be used for payroll costs, costs to continue group health care benefits, rent and utilities. The loan and accrued interest are forgivable as long as the borrower uses the proceeds for eligible purposes. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company used the entire loan amount for qualifying expenses.  The Company has applied for forgiveness of this loan and is awaiting determination. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot assure if and when a portion or all of the loan will be forgiven.

We are not in default of any of our notes as of October 31, 2020.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2021 and beyond.

8. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $5,927 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417 and miscellaneous other assets of $913. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024. The State of Kansas approved a renewal management contract and an amendment to the current management contract for our Professional Services company BNSC via BHCMC. The renewal will take effect December 15, 2024, and continue to 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is being amortized over a period of fifteen years.

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

For the six months ended October 31, 2020 and October 31, 2019, the Company expensed $300 and $95, respectively.

10. Stock Repurchase Program

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4,000 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2021.

The table below provides information with respect to common stock purchases by the Company through October 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization (b)				$750
Shares purchased in prior periods	1,359,619	$0.27	1,359,619	$381
Quarter ended January 31, 2019 (a)	186,727	$0.34	186,727	$317
Quarter ended April 30, 2019 (a)	580,705	$0.38	580,705	$94
Increase in program authorization April 2019 (c)	-	$-	-	$1,569
Quarter ended July 31, 2019 (a)	120,821	$0.35	120,821	$1,526
Increase in program authorization October 2019 (d)	-	$-	-	$3,301
Quarter ended October 31, 2019 (a)	206,050	$0.46	206,050	$3,206
Quarter ended January 31, 2020 (a)	267,468	$0.70	267,468	$3,019
Quarter ended April 30, 2020 (a)	25	$0.41	25	$3,019
Quarter ended July 31, 2020 (a)	212,000	$0.51	212,000	$2,911
Quarter ended October 31, 2020 (a)	152,915	$0.50	152,915	$2,835
Total	3,086,330	$0.38	3,086,330

(a)	These shares of common stock were purchased through a private transaction
(b)	Board of Directors increased program authorization from $500 to $750
(c)	Board of Directors increased program authorization from $750 to $2,225
(d)	Board of Directors increased program authorization from $2,225 to $4,000

11. Lease Right-to-Use

On May 1, 2019, the Company adopted ASU 2016-02 Leases – Topic 842. ASU 2016-02 requires that on the balance sheet a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

We lease the casino as well as hangar and office space with initial lease terms of two, five, twenty-five and fifty years.

October 31, 2020
Right-to-use assets	$44,349
Less accumulated depreciation	4,273
Total	$40,076

Future minimum lease payments for assets under capital leases at October 31, 2020 are as follows:

2022	$5,244
2023	5,260
2024	5,314
2025	5,317
2026	5,268
Thereafter	56,979
Total minimum lease payments	83,382
Less amount representing interest	40,567
Present value of net minimum lease payments	42,815
Less current maturities of lease liability	1,228
Lease liability, net of current maturities	$41,587

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

Our professional services operations at the Boot Hill Casino & Resort was forced to close from March 18, 2020 thru May 21, 2020. The casino reopened to the public on May 22, with reduced hours to allow for extra time for cleaning and sanitizing in accordance with CDC guidelines and a limited number of games and food offerings. While we have returned to normal hours, we are continuing to enforce social distancing measures throughout the casino. Since reopening the Boot Hill Casino & Resort we have experienced lower customer headcount, which has been partially off-set by a larger net revenue per customer. We are experiencing, and expect to continue experiencing, lower demand for our professional services and increased costs and other challenges related to COVID-19 that adversely affects our business.

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

13. Subsequent Events:

The Company evaluated its October 31, 2020 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

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

Professional Services. The Professional Services segment includes the management of a gaming facility and related dining and entertainment facilities in Dodge City, Kansas. Boot Hill Casino and Resort features approximately 645 slot machines and 20 table games. Due to COVID-19, Boot Hill Casino and Resort currently has 412 slot machines and 16 table games. Companies in Professional Services also provide licensed architectural services, including commercial and industrial building design, and engineering services.

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

Our professional services operations at the Boot Hill Casino & Resort was forced to close from March 18, 2020 thru May 21, 2020. The casino reopened to the public on May 22, with reduced hours to allow for extra time for cleaning and sanitizing in accordance with CDC guidelines and a limited number of games and food offerings. While we have returned to normal hours, we are continuing to enforce social distancing measures throughout the casino. Since reopening the Boot Hill Casino & Resort we have experienced lower customer headcount, which has been partially off-set by a larger net revenue per customer. We are experiencing, and expect to continue experiencing, lower demand for our professional services and increased costs and other challenges related to COVID-19 that adversely affects our business.

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

Results Overview

The six months ended October 31, 2020 revenue decreased 21% to $29.0 million compared to $36.5 million in the six months ended October 31, 2019. In the six months ended October 31, 2020 the professional services revenue was $13.0 million compared to $16.2 million in the six months ended October 31, 2019, a decrease of 20%. In the six months ended October 31, 2020 the Aerospace Products revenue was $16.0 million compared to $20.2 million in the six months ended October 31, 2019, a decrease of 21%.

The six months ended October 31, 2020 net income decreased to $306 compared to a net income of $4.3 million in the six months ended October 31, 2019.  The six months ended October 31, 2020, operating income decreased to $1.8 million from an operating income of $7.7 million in the six months ended October 31, 2019.

RESULTS OF OPERATIONS

six months ended October 31, 2020 COMPARED TO six months ended October 31, 2019

(dollars in thousands)	Six Months Ended October 31, 2020	Percent of Total Revenue	Six Months Ended October 31, 2019	Percent of Total Revenue	Percent Change 2019-2020
Revenue:
Professional Services	$13,001	45%	$16,223	45%	-20%
Aerospace Products	15,960	55%	20,230	55%	-21%
Total revenue	28,961	100%	36,453	100%	-21%

Costs and expenses:
Costs of Professional Services	6,828	24%	7,856	21%	-13%
Cost of Aerospace Products	11,788	41%	11,532	32%	2%
Marketing and advertising	1,845	6%	2,139	6%	-14%
Employee benefits	1,151	4%	1,073	3%	7%
Depreciation and amortization	2,644	9%	2,515	7%	5%
General, administrative and other	2,890	10%	3,590	10%	-19%
Total costs and expenses	27,146	94%	28,705	79%	-5%
Operating income	$1,815	6%	$7,748	21%	-77%

Revenue:

Revenue decreased 21% to $29.0 million in the six months ended October 31, 2020, compared to $36.5 million in the six months ended October 31, 2019. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services decreased 20% for the six months to $13.0 million at October 31, 2020 compared to $16.2 million in the six months ended October 31, 2019.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 21% for the six months to $16.0 million at October 31, 2020 compared to $20.2 million in the  six months ended October 31, 2019.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses decreased 5% in the six months ended October 31, 2020 to $27.1 million compared to $28.7 million in the six months ended October 31, 2019. Costs and expenses were 94% of total revenue in the six months ended October 31, 2020, as compared to 79% of total revenue in the six months ended October 31, 2019.

Costs of Professional Services decreased 13% in the six months ended October 31, 2020 to $6.8 million compared to $7.9 million in the six months ended October 31, 2019. Costs were 24% of total revenue in the six months ended October 31, 2020, as compared to 21% of total revenue in the six months ended October 31, 2019.

Costs of Aerospace Products increased 2% in the six months ended October 31, 2020 to $11.8 million compared to $11.5 million for the six months ended October 31, 2019. Costs were 41% of total revenue in the six months ended October 31, 2020, as compared to 32% of total revenue in the six months ended October 31, 2019.

Marketing and advertising expenses decreased by 14% in the six months ended October 31, 2020, to $1.8 million compared to $2.1 million in the six months ended October 31, 2019. Expenses were 6% of total revenue in the six months ended October 31, 2020, as compared to 6% of total revenue in the six months ended October 31, 2019. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the six months ended October 31, 2020, compared to 3% in the six months ended October 31, 2019. These expenses increased to $1.2 million in the six months ended October 31, 2020, from $1.1 million in the six months ended October 31, 2019. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 9% in the six months ended October 31, 2020, compared to 7% in the six months ended October 31, 2019. These expenses increased 5% to $2.6 million in the six months ended October 31, 2020, from $2.5 million in the six months ended October 31, 2019. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the six months ended October 31, 2020 was $1.9 million compared to $1.9 million in the six months ended October 31, 2019.

General, administrative and other expenses as a percent of total revenue was 10% in the six months ended October 31, 2020, compared to 10% in the six months ended October 31, 2019. These expenses decreased 19% to $2.9 million in the six months ended October 31, 2020, from $3.6 million in the six months ended October 31, 2019.

Other income (expense):

Interest expense and other income were ($1.7) million in the six months ended October 31, 2020, compared with interest expense and other income of ($1.7) million in the six months ended October 31, 2019.  Interest related to obligations of BHCMC, LLC was ($1.5) million in the six months ended October 31, 2020 compared to ($2.0) million in the six months ended October 31, 2019.

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

The following table presents a summary of our operating segment information for the six months ended October 31, 2020 and October 31, 2019:

(dollars in thousands)	Six Months Ended October 31, 2020	Percent of Total Revenue	Six Months Ended October 31, 2019	Percent of Total Revenue	Percent Change 2019-2020
Professional Services
Revenue
Boot Hill Casino	$12,863	99%	$16,113	99%	-20%
Management/Professional Services	138	1%	110	1%	25%
Revenue	13,001	100%	16,223	100%	-20%

Costs of Professional Services	6,828	53%	7,856	48%	-13%
Expenses	5,446	41%	5,928	37%	-8%
Total costs and expenses	12,274	94%	13,784	85%	-11%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$727	6%	$2,439	15%	-70%

(dollars in thousands)	Six Months Ended October 31, 2020	Percent of Total Revenue	Six Months Ended October 31, 2019	Percent of Total Revenue	Percent Change 2019-2020
Aerospace Products
Revenue	$15,960	100%	$20,230	100%	-21%

Costs of Aerospace Products	11,788	74%	11,532	57%	2%
Expenses	3,084	19%	3,389	17%	-9%
Total costs and expenses	14,872	93%	14,921	74%	0%

Aerospace Products operating income	$1,088	7%	$5,309	26%	-80%

Professional Services

●

Revenue from Professional Services decreased 20% for the six months ended October 31, 2020 to $13.0 million compared to $16.2 million for the six months ended October 31, 2019. The decrease resulted from Boot Hill Casino & Resort being forced to close from March 18, 2020 thru May 21, 2020 due to COVID-19.

In the six months ended October 31, 2020 Boot Hill Casino received gross receipts for the State of Kansas of $17.1 million compared to $20.5 million for the six months ended October 31, 2019. Mandated fees, taxes and distributions reduced gross receipts by $5.5 million resulting in gaming revenue of $11.6 million for the six months ended October 31, 2020, compared to a reduction to gross receipts of $6.5 million resulting in gaming revenue of $14.0 million for the six months ended October 31, 2019.  Non-gaming revenue at Boot Hill Casino decreased to $1.3 million for the six months ended October 31, 2020, compared to $2.1 million for the six months ended October 31, 2019.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino increased 25% to $138 for the six months ended October 31, 2020, compared to $110 for the six months ended October 31, 2019.

●

Costs of Professional Services decreased in the six months ended October 31, 2020 to $6.8 million compared to $7.9 million in the six months ended October 31, 2019. Costs were 53% of segment total revenue in the six months ended October 31, 2020, as compared to 48% of segment total revenue in the six months ended October 31, 2019.

●

Expenses decreased 8% in the six months ended October 31, 2020 to $5.4 million compared to $5.9 million in the six months ended October 31, 2019. Expenses were 41% of segment total revenue in the six months ended October 31, 2020, as compared to 37% of segment total revenue in the six months ended October 31, 2019.

Aerospace Products

●

Revenue decreased 21% to $16.0 million in the six months ended October 31, 2020, compared to $20.2 million in the six months ended October 31, 2019. The decrease in revenue is primarily due to a decrease in avionics business of $5.6 million and an increase in aircraft modification business of $1.3 million. We have invested in the development of several STCs. These STCs are state of the art avionics that we market both domestically and internationally.

●

Costs of Aerospace Products increased by 2% in the six months ended October 31, 2020 to $11.8 million compared to $11.5 million for the six months ended October 31, 2019.  Costs were 74% of segment total revenue in the six months ended October 31, 2020, as compared to 57% of segment total revenue in the six months ended October 31, 2019.

●

Expenses decreased 9% in the six months ended October 31, 2020 to $3.1 million compared to $3.4 million in the six months ended October 31, 2019.  Expenses were 19% of segment total revenue in the six months ended October 31, 2020, as compared to 17% of segment total revenue in the six months ended October 31, 2019.

SECOND QUARTER FISCAL 2020 COMPARED TO SECOND QUARTER FISCAL 2020

(dollars in thousands)	Three Months Ended October 31, 2020	Percent of Total Revenue	Three Months Ended October 31, 2019	Percent of Total Revenue	Percent Change 2019-2020
Revenue:
Professional Services	$7,648	48%	$8,107	42%	-6%
Aerospace Products	8,324	52%	11,330	58%	-27%
Total revenue	15,972	100%	19,437	100%	-18%

Costs and expenses:
Costs of Professional Services	3,418	21%	4,006	21%	-15%
Cost of Aerospace Products	6,687	42%	6,563	34%	2%
Marketing and advertising	893	6%	1,035	5%	-14%
Employee benefits	566	3%	526	3%	8%
Depreciation and amortization	1,338	8%	1,276	6%	5%
General, administrative and other	1,383	9%	1,804	9%	-23%
Total costs and expenses	14,285	89%	15,210	78%	-6%
Operating income	$1,687	11%	$4,227	22%	-60%

Revenue:

Revenue decreased 18% to $16.0 million in the three months ended October 31, 2020, compared to $19.4 million in the three months ended October 31, 2019. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services decreased 6% for the three months to $7.6 million at October 31, 2020 compared to $8.1 million at October 31, 2019.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 27% for the three months to $8.3 million at October 31, 2020 compared to $11.3 million at October 31, 2019.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses decreased 6% in the three months ended October 31, 2020 to $14.3 million compared to $15.2 million in the three months ended October 31, 2019. Costs and expenses were 89% of total revenue in the three months ended October 31, 2020, as compared to 78% of total revenue in the three months ended October 31, 2019.

Costs of Professional Services decreased 15% in the three months ended October 31, 2020 to $3.4 million compared to $4.0 million in the three months ended October 31, 2019. Costs were 21% of total revenue in the three months ended October 31, 2020, as compared to 21% of total revenue in the three months ended October 31, 2019.

Costs of Aerospace Products increased 2% in the three months ended October 31, 2020 to $6.7 million compared to $6.6 million for the three months ended October 31, 2019. Costs were 42% of total revenue in the three months ended October 31, 2020, as compared to 34% of total revenue in the three months ended October 31, 2019.

Marketing and advertising expenses decreased 14% in the three months ended October 31, 2020, to $893 compared to $1.0 million in the three months ended October 31, 2019. Expenses were 6% of total revenue in the three months ended October 31, 2020, as compared to 5% of total revenue in the three months ended October 31, 2019. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 3% in the three months ended October 31, 2020, compared to 3% in the three months ended October 31, 2019. These expenses increased 8% to $566 in the three months ended October 31, 2020, from $526 in the three months ended October 31, 2019. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 8% in the three months ended October 31, 2020, compared to 6% in the three months ended October 31, 2019. These expenses increased 5% to $1.3 million in the three months ended October 31, 2020 from $1.3 million in the three months ended October 31, 2019. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the three months ended October 31, 2020 was $954 compared to $935 in the three months ended October 31, 2019.

General, administrative and other expenses as a percent of total revenue was 9% in the three months ended October 31, 2020, compared to 9% in the three months ended October 31, 2019. These expenses decreased 23% to $1.4 million in the three months ended October 31, 2020, from $1.8 million in the three months ended October 31, 2019.

Other expense:

Interest expense was $1.1 million in the three months ended October 31, 2020, compared with interest expense of $1.1 million in the three months ended October 31, 2019. Interest related to obligations of BHCMC, LLC was $982 in the three months ended October 31, 2020 compared to $1.0 million in the three months ended October 31, 2019.

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

The following table presents a summary of our operating segment information for the three months ended October 31, 2020 and October 31, 2019:

(dollars in thousands)	Three Months Ended October 31, 2020	Percent of Total Revenue	Three Months Ended October 31, 2019	Percent of Total Revenue	Percent Change 2019-2020
Professional Services
Revenue
Boot Hill Casino	$7,555	99%	$8,043	99%	-6%
Management/Professional Services	93	1%	64	1%	45%
Revenue	7,648	100%	8,107	100%	-6%

Costs of Professional Services	3,418	45%	4,006	49%	-15%
Expenses	2,714	35%	2,910	36%	-7%
Total costs and expenses	6,132	80%	6,916	85%	-11%
Professional Services operating income (loss) before noncontrolling interest in BHCMC, LLC	$1,516	20%	$1,191	15%	27%

(dollars in thousands)	Three Months Ended October 31, 2020	Percent of Total Revenue	Three Months Ended October 31, 2019	Percent of Total Revenue	Percent Change 2019-2020
Aerospace Products
Revenue	$8,324	100%	$11,330	100%	-27%

Costs of Aerospace Products	6,687	80%	6,563	58%	2%
Expenses	1,466	18%	1,731	15%	-15%
Total costs and expenses	8,153	98%	8,294	73%	-2%

Aerospace Products operating income	$171	2%	$3,036	27%	-94%

Professional Services

●

Revenue from Professional Services decreased 6% for the three months ended October 31, 2020 to $7.6 million compared to $8.1 million for the three months ended October 31, 2019. The decrease resulted from fewer Boot Hill Casino & Resort patron visits due to COVID-19.

In the three months ended October 31, 2020 Boot Hill Casino received gross receipts for the State of Kansas of $9.8 million compared to $10.2 million for the three months ended October 31, 2019. Mandated fees, taxes and distributions reduced gross receipts by $3.0 million resulting in gaming revenue of $6.8 million for the three months ended October 31, 2020, compared to a reduction to gross receipts of $3.2 million resulting in gaming revenue of $7.0 million for the three months ended October 31, 2019.  Non-gaming revenue at Boot Hill Casino decreased to $784 for the three months ended October 31, 2020, compared to $1.1 million for the three months ended October 31, 2019.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino increased 45% to $93 for the three months ended October 31, 2020, compared to $64 for the three months ended October 31, 2019.

●

Costs of Professional Services decreased 15% in the three months ended October 31, 2020 to $3.4 million compared to $4.0 million in the three months ended October 31, 2019. Costs were 45% of segment total revenue in the three months ended October 31, 2020, as compared to 49% of segment total revenue in the three months ended October 31, 2019.

●

Expenses decreased 7% in the three months ended October 31, 2020 to $2.7 million compared to $2.9 million in the three months ended October 31, 2019. Expenses were 35% of segment total revenue in the three months ended October 31, 2020, as compared to 36% of segment total revenue in the three months ended October 31, 2019.

Aerospace Products

●

Revenue decreased 27% to $8.3 million in the three months ended October 31, 2020, compared to $11.3 million in the three months ended October 31, 2019. The decrease in revenue is primarily due to a decrease in avionics business of $3.2 million and an increase in aircraft modification business of $162. We have invested in the development of several STCs. These STCs are state of the art avionics that we market both domestically and internationally.

●

Costs of Aerospace Products increased 2% in the three months ended October 31, 2020 to $6.7 million compared to $6.6 million for the three months ended October 31, 2019.  Costs were 80% of segment total revenue in the three months ended October 31, 2020, as compared to 58% of segment total revenue in the three months ended October 31, 2019.

●

Expenses decreased 15% in the three months ended October 31, 2020 to $1.5 million compared to $1.7 million in the three months ended October 31, 2019.  Expenses were 18% of segment total revenue in the three months ended October 31, 2020, as compared to 15% of segment total revenue in the three months ended October 31, 2019.

Employees

Other than persons employed by our gaming subsidiaries there were 111 full time and 5 part time employees on October 31, 2020, compared to 103 full time and 6 part time employees on October 31, 2019. As of December 4, 2020, staffing is 110 full time and 5 part time employees. Our staffing at Boot Hill Casino & Resort on October 31, 2020 was 166 full time and 66 part time employees compared to 197 full time and 64 part time employees on October 31, 2019. At December 4, 2020 there are 162 full time and 69 part time employees. None of the employees are subject to any collective bargaining agreements.

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

Analysis and Discussion of Cash Flow

During the six months ended October 31, 2020 our cash position increased by $611. Net income was $48 for the six months ended October 31, 2020. Cash flows provided by operating activities was $4.0 million for the six months ended October 31, 2020. Non-cash activities consisting of depreciation and amortization provided $3.3 million, while deferred compensation provided $300. Customer deposits increased our cash position by $1.8 million. We reduced our lease liability by $559. Inventories decreased our cash position by $893. Accounts receivable increased our cash position by $514. Gaming facility mandated payments increased our cash position by $64. Prepaid expenses and other assets decreased our cash by $456. An increase in accounts payable, a decrease in accrued expenses, and an increase in other current liabilities increased our cash by $215. Income taxes decreased our cash position by $271.

Cash used in investing activities was $3.4 million for the six months ended October 31, 2020. We invested $229 to purchase aircraft, $1.5 million towards STCs, and $1.7 million on equipment and furnishings.

Cash provided by financing activities was $12 for the six months ended October 31, 2020. We increased our debt by $2.0 million. We made repayments on our debt of $1.8 million. We purchased company stock of $185. The stock was acquired and placed in treasury.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2020.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the six months ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of October 31, 2020, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
There are no other material changes to the risk factors disclosed under Item 1A of our Form 10-K for the fiscal year ended April 30, 2020.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the second quarter of fiscal 2021.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2020 - August 31, 2020	-	$-	-	$2,911,000
September 1, 2020 - September 30, 2020	112,120	$0.50	112,120	$2,891,000
October 1, 2020 - October 31, 2020	40,795	$0.50	40,795	$2,835,000
Total	152,915	$0.50	152,915

(a) Our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $4,000,000. The timing and amount of any share repurchases will be determined by Butler National's management based on market conditions and other factors. The program is currently authorized through May 1, 2021.

Item 3.		DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.		MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.		OTHER INFORMATION.
None.

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

	4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2020 and April 30, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended October 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2020 and 2019, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

December 11, 2020	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

December 11, 2020	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2020 and April 30, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended October 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2020 and 2019, and (v) the Notes to Consolidated Financial Statements, with detail tagging.