Form 10-Q
period 2021-01-31
BUTLER NATIONAL CORP
filed 2021-03-12
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 12, 2021 was 74,033,347 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of January 31, 2021 and April 30, 2020

(in thousands except per share data)

	January 31, 2021	April 30, 2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$18,221	$16,793
Accounts receivable, net of allowance for doubtful accounts	2,982	2,784
Inventories
Parts and raw materials	7,133	6,892
Work in process	1,775	1,661
Finished goods	89	62
Total inventory, net of allowance	8,997	8,615
Prepaid expenses and other current assets	1,735	1,620
Total current assets	31,935	29,812

PROPERTY, PLANT AND EQUIPMENT:
Lease right-to-use assets	3,099	44,349
Construction in progress	589	-
Land	4,751	1,809
Building and improvements	39,747	3,996
Aircraft	9,138	8,511
Machinery and equipment	4,227	4,093
Office furniture and fixtures	10,348	8,533
Leasehold improvements	4,032	4,032
	75,931	75,323
Accumulated depreciation	(19,685)	(20,577)
Total property, plant and equipment	56,246	54,746

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $7,772 at January 31, 2021 and $7,029 at April 30, 2020)	7,797	6,483

OTHER ASSETS:
Other assets (net of accumulated amortization of $10,710 at January 31, 2021 and $10,153 at April 30, 2020)	3,048	3,546
Total other assets	3,048	3,546
Total assets	$99,026	$94,587

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$6,058	$2,228
Current maturities of lease liability	118	1,163
Accounts payable	1,990	962
Customer deposits	4,257	1,994
Gaming facility mandated payment	1,046	1,338
Compensation and compensated absences	1,696	2,571
Income taxes payable	121	206
Other current liabilities	470	274
Total current liabilities	15,756	10,736

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	40,813	3,211
Lease liability, net of current maturities	2,784	42,211
Deferred tax liability, net	625	625
Total long-term liabilities	44,222	46,047
Total liabilities	59,978	56,783

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; $100 Class A, 9.8%, cumulative if earned liquidation and redemption value; $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 77,719,677 shares, and outstanding 74,033,347 shares at January 31, 2021 and issued 77,719,677 shares, and outstanding 74,398,262 shares at April 30, 2020	777	777
Capital contributed in excess of par	16,049	15,600
Treasury stock at cost, 3,686,330 shares at January 31, 2021 and 3,321,415 shares at April 30, 2020	(1,898)	(1,713)
Retained earnings	18,956	18,147
Total Butler National Corporation's stockholders' equity	33,884	32,811
Noncontrolling interest in BHCMC, LLC	5,164	4,993
Total stockholders' equity	39,048	37,804
Total liabilities and stockholders' equity	$99,026	$94,587

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED January 31, 2021 AND 2020

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	January 31,
	2021	2020
REVENUE:
Professional Services	$7,901	$7,962
Aerospace Products	6,711	8,838
Total revenue	14,612	16,800

COSTS AND EXPENSES:
Cost of Professional Services	3,485	4,030
Cost of Aerospace Products	4,717	5,307
Marketing and advertising	877	983
Employee benefits	546	592
Depreciation and amortization	1,020	1,316
General, administrative and other	2,099	1,684
Total costs and expenses	12,744	13,912

OPERATING INCOME	1,868	2,888

OTHER EXPENSE:
Interest expense	(758)	(1,112)
Gain on sale of airplane	-	75
Other	7	-
Total other expense	(751)	(1,037)

INCOME BEFORE INCOME TAXES	1,117	1,851

PROVISION FOR INCOME TAXES
Provision for income taxes	185	494

NET INCOME	932	1,357
Net income attributable to noncontrolling interest in BHCMC, LLC	(429)	(22)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$503	$1,335

BASIC EARNINGS PER COMMON SHARE	$0.01	$0.02

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	74,033,347	67,954,200

DILUTED EARNINGS PER COMMON SHARE	$0.01	$0.02

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	74,033,347	67,954,200

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE Nine MONTHS ENDED January 31, 2021 AND 2020

(in thousands, except per share data)

(unaudited)

	NINE MONTHS ENDED
	January 31,
	2021	2020
REVENUE:
Professional Services	$20,901	$24,186
Aerospace Products	22,671	29,068
Total revenue	43,572	53,254

COSTS AND EXPENSES:
Cost of Professional Services	10,313	11,886
Cost of Aerospace Products	16,504	16,839
Marketing and advertising	2,723	3,122
Employee benefits	1,696	1,666
Depreciation and amortization	3,664	3,832
General, administrative and other	4,989	5,273
Total costs and expenses	39,889	42,618

OPERATING INCOME	3,683	10,636

OTHER INCOME (EXPENSE):
Interest expense	(2,411)	(3,296)
Gain on sale of airplanes	-	604
Other	7	-
Total other expense	(2,404)	(2,692)

INCOME BEFORE INCOME TAXES	1,279	7,944

PROVISION FOR INCOME TAXES
Provision for income taxes	299	2,081

NET INCOME	980	5,863
Net income attributable to noncontrolling interest in BHCMC, LLC	(171)	(237)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$809	$5,626

BASIC EARNINGS PER COMMON SHARE	$0.01	$0.08

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	74,183,488	68,109,733

DILUTED EARNINGS PER COMMON SHARE	$0.01	$0.08

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	74,183,488	68,109,733

See accompanying notes to condensed consolidated financial statements (unaudited)

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE nine months ended January 31, 2021 and 2020

(dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2019	71,008,122	$710	$14,767	2,727,051	$(1,387)	$13,913	$28,003	$6,341	$34,344

Stock repurchase	-	-	-	120,821	(43)	-	(43)	-	(43)

Deferred compensation, restricted stock	-	-	47	-	-	-	47	-	47

Net Income	-	-	-	-	-	2,061	2,061	130	2,191

Balance, July 31, 2019	71,008,122	$710	$14,814	2,847,872	$(1,430)	$15,974	$30,068	$6,471	$36,539

Stock repurchase	-	-	-	206,050	(95)	-	(95)	-	(95)

Deferred compensation, restricted stock	-	-	48	-	-	-	48	-	48

Net Income	-	-	-	-	-	2,230	2,230	85	2,315

Balance, October 31, 2019	71,008,122	$710	$14,862	3,053,922	$(1,525)	$18,204	$32,251	$6,556	$38,807

Stock repurchase	-	-	-	267,468	(188)	-	(188)	-	(188)

Deferred compensation, restricted stock	-	-	47	-	-	-	47	-	47

BHCMC distribution, noncontrolling interest	-	-	-	-	-	-	-	(360)	(360)

Net Income	-	-	-	-	-	1,335	1,335	22	1,357

Balance, January 31, 2020	71,008,122	$710	$14,909	3,321,390	$(1,713)	$19,539	$33,445	$6,218	$39,663

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2020	77,719,677	$777	$15,600	3,321,415	$(1,713)	$18,147	$32,811	$4,993	$37,804

Stock repurchase	-	-	-	212,000	(108)	-	(108)	-	(108)

Deferred compensation, restricted stock	-	-	150	-	-	-	150	-	150

Net Loss	-	-	-	-	-	(15)	(15)	(439)	(454)

Balance, July 31, 2020	77,719,677	$777	$15,750	3,533,415	$(1,821)	$18,132	$32,838	$4,554	$37,392

Stock repurchase	-	-	-	152,915	(77)	-	(77)	-	(77)

Deferred compensation, restricted stock	-	-	150	-	-	-	150	-	150

Net Income	-	-	-	-	-	321	321	181	502

Balance, October 31, 2020	77,719,677	$777	$15,900	3,686,330	$(1,898)	$18,453	$33,232	$4,735	$37,967

Deferred compensation, restricted stock	-	-	149	-	-	-	149	-	149

Net Income	-	-	-	-	-	503	503	429	932

Balance, January 31, 2021	77,719,677	$777	$16,049	3,686,330	$(1,898)	$18,956	$33,884	$5,164	$39,048

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended January 31, 2021 and 2020

(in thousands)

(unaudited)

	NINE MONTHS ENDED
	January 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$980	$5,863
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,577	4,770
Gain on sale of airplane	-	(604)
Deferred compensation, restricted stock	449	142

Changes in assets and liabilities
Accounts receivable	(198)	189
Income tax receivable	-	27
Inventories	(382)	(197)
Prepaid expenses and other current assets	(116)	(107)
Accounts payable	1,028	(93)
Customer deposits	2,263	(1,249)
Lease liability	(659)	-
Accrued liabilities	(875)	(154)
Gaming facility mandated payment	(292)	(159)
Income tax payable	(85)	1,794
Other current liabilities	196	165
Net cash provided by operating activities	6,886	10,387

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,351)	(1,835)
Proceeds from sale of airplanes	-	1,050
Net cash used in investing activities	(5,351)	(785)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	2,479	(1,445)
Repayments of long-term debt	(2,297)	(703)
Distribution to non-controlling member	-	(360)
Repurchase of common stock	(185)	(326)
Payments on lease liability	(104)	-
Net cash used in financing activities	(107)	(2,834)

NET INCREASE IN CASH	1,428	6,768

CASH, beginning of period	16,793	9,014

CASH, end of period	$18,221	$15,782

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,397	$3,295
Income taxes paid	$385	$259

NON CASH INVESTING AND FINANCING ACTIVITY
Lease right-of-use assets and lease liability	$-	$42,650
Secured notes payable for purchase of leased assets, net	$41,205	$-
Lease right-of-use assets purchased	$38,622	$-
Lease liability for purchase of assets under lease	$39,709	$-

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2020. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2021 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2021.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income Per Share: Butler National Corporation (“the Company”) follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings per share would be excluded. The number of potential common shares as of January 31, 2021 is 74,033,347.

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

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At January 31, 2021 and April 30, 2020, the estimate of obsolete inventory was $685 and $685 respectively.

6. Research and Development: We invested in research and development activities. The amount invested in the nine months ended January 31, 2021 and 2020 was $2,552 and $1,701 respectively.

7. Debt: At January 31, 2021, the Company was utilizing a promissory note in the form of a line of credit totaling $5,000. The unused line at January 31, 2021 was $5,000. The interest rate on this promissory note is 3.65%. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At January 31, 2021, there was one note collateralized by all of BHCMC's assets and compensation due under the State Management contract with a balance of $34,531. The interest rate on this note is 5.32%. This note matures in December 2027, with a balloon payment of $19,250.

At January 31, 2021, there was one note collateralized by all of BHCMC's assets and compensation due under the State Management contract with a balance of $6,819. The interest rate on this note is 5.83%. This note matures in December 2025.

At January 31, 2021, there was one note with an interest rate of 6.25% collateralized by aircraft security agreements totaling $1,284. This note was used for the purchase and modifications of collateralized aircraft. This note matures in January 2023.

At January 31, 2021, there is one note totaling $207 collateralized by real estate in Dodge City, Kansas. The interest rate on this note is 6.25%. This note matures in June 2024.

At January 31, 2021, there is one note collateralized by equipment with a balance of $27. The interest rate on this note is 4.5%. This note matures in April 2022.

At January 31, 2021, there is a note payable collateralized by real estate with a balance of $1,307. The interest rate on this note is at LIBOR plus 1.75%. This note matures in March 2029.

At January 31, 2021, there is a note payable collateralized by real estate with a balance of $599. The interest rate on this note is at LIBOR plus 1.75%. This note matures in March 2029.

BHCMC arranged to acquire additional gaming machines for ownership by the Kansas Lottery. The balance of these financed payables is $96.

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

We are not in default of any of our notes as of January 31, 2021.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2021 and beyond.

8. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $5,927 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, JET autopilot intellectual property of $1,417 and miscellaneous other assets of $914. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024. The State of Kansas approved a renewal management contract and an amendment to the current management contract for our Professional Services company BNSC via BHCMC. The renewal will take effect December 15, 2024, and continue to 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is being amortized over a period of fifteen years.

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

For the nine months ended January 31, 2021 and January 31, 2020, the Company expensed $449 and $142, respectively.

10. Stock Repurchase Program

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4,000 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2021.

The table below provides information with respect to common stock purchases by the Company through January 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization (b)				$750
Shares purchased in prior periods	1,546,346	$0.28	1,546,346	$317
Quarter ended April 30, 2019 (a)	580,705	$0.38	580,705	$94
Increase in program authorization April 2019 (c)	-	$-	-	$1,569
Quarter ended July 31, 2019 (a)	120,821	$0.35	120,821	$1,526
Increase in program authorization October 2019 (d)	-	$-	-	$3,301
Quarter ended October 31, 2019 (a)	206,050	$0.46	206,050	$3,206
Quarter ended January 31, 2020 (a)	267,468	$0.70	267,468	$3,019
Quarter ended April 30, 2020 (a)	25	$0.41	25	$3,019
Quarter ended July 31, 2020 (a)	212,000	$0.51	212,000	$2,911
Quarter ended October 31, 2020 (a)	152,915	$0.50	152,915	$2,835
Quarter ended January 31, 2020 (a)	-	$-	-	$2,835
Total	3,086,330	$0.38	3,086,330

(a)	These shares of common stock were purchased through a private transaction
(b)	Board of Directors increased program authorization from $500 to $750
(c)	Board of Directors increased program authorization from $750 to $2,225
(d)	Board of Directors increased program authorization from $2,225 to $4,000

11. Lease Right-to-Use

On May 1, 2019, the Company adopted ASU 2016-02 Leases – Topic 842. ASU 2016-02 requires that on the balance sheet a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

We lease hangars and office space with initial lease terms of two, five, and fifty years.

January 31, 2021
Lease right-to-use assets	$3,099
Less accumulated depreciation	380
Total	$2,719

Future minimum lease payments for assets under capital leases at January 31, 2021 are as follows:

2022	$268
2023	248
2024	253
2025	166
2026	105
Thereafter	7,147
Total minimum lease payments	8,187
Less amount representing interest	5,285
Present value of net minimum lease payments	2,902
Less current maturities of lease liability	118
Lease liability, net of current maturities	$2,784

12. Boot Hill Casino Building and Land Purchase:

On December 19, 2020, we completed the purchase of our Boot Hill Casino located in Dodge City, Kansas, for a purchase price of $41,250, and was funded with two secured bank long-term loans totaling $42,000. We incurred direct financing costs of approximately $400. Prior to our purchase, we were leasing the property under an operating lease. We had recorded a right-of-use asset and the related lease liability upon the adoption ASC 842, Leases, on May 1, 2019. Pursuant to ASC 805-50, Asset Acquisition, the cost was allocated to land, building and improvements, based on the relative fair values. Furthermore, pursuant to ASC 842-20-40-2, Leases – Purchase of Underlying Asset, the difference between the purchase price and the carrying amount of the lease liability immediately before the purchase was recorded by us as the lessee as an adjustment of approximately $2,628 to the carrying amount of the assets.

Purchase price of casino building and related land	$41,250

Note payable, collaterialized by all of BHCMC's assets and compensation due under the state management contract. The interest rate is 5.32%. This note matures in December 2027, with a balloon payment of $19,250.	$35,000
Note payable, collaterialized by all of BHCMC's assets and compensation due under the state management contract. The interest rate is 5.83%. This note matures in December 2025.	$7,000
Total	$42,000

Lease right-to-use asset	$41,250
Accumulated depreciation	$(4,169)
Net	$37,081

Lease liability	$39,709

13. COVID-19 Overview:

The pandemic caused by the disease COVID-19 has resulted in federal, state and local governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions or bans, business curtailments, school closures, and other protective measures.

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

Our professional services operations at the Boot Hill Casino & Resort was forced to close from March 18, 2020 thru May 21, 2020. The casino reopened to the public on May 22, 2020, with reduced hours to allow for extra time for cleaning and sanitizing in accordance with CDC guidelines and a limited number of games and food offerings. While we have returned to normal hours, we are continuing to emphasize social distancing throughout the casino. Since reopening the Boot Hill Casino & Resort we have experienced lower customer headcount, which has been partially off-set by a larger net revenue per customer. We are experiencing, and expect to continue experiencing, lower demand for our professional services and increased costs and other challenges related to COVID-19 that adversely affects our business.

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

14. Subsequent Events:

The Company evaluated its January 31, 2021 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

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

Professional Services. The Professional Services segment includes the management of a gaming facility and related dining and entertainment facilities in Dodge City, Kansas. Boot Hill Casino and Resort features approximately 645 slot machines and 20 table games. Due to COVID-19, Boot Hill Casino and Resort currently operates 412 slot machines and 16 table games. Companies in Professional Services also provide licensed architectural services, including commercial and industrial building design, and engineering services.

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

COVID-19 Overview

The pandemic caused by the disease COVID-19 has resulted in federal, state and local governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions or bans, business curtailments, school closures, and other protective measures.

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

Our professional services operations at the Boot Hill Casino & Resort was forced to close from March 18, 2020 thru May 21, 2020. The casino reopened to the public on May 22, 2020, with reduced hours to allow for extra time for cleaning and sanitizing in accordance with CDC guidelines and a limited number of games and food offerings. While we have returned to normal hours, we are continuing to emphasize social distancing throughout the casino. Since reopening the Boot Hill Casino & Resort we have experienced lower customer headcount, which has been partially off-set by a larger net revenue per customer. We are experiencing, and expect to continue experiencing, lower demand for our professional services and increased costs and other challenges related to COVID-19 that adversely affects our business.

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

Results Overview

The nine months ended January 31, 2021 revenue decreased 18% to $43.6 million compared to $53.3 million in the nine months ended January 31, 2020. In the nine months ended January 31, 2021 the professional services revenue was $20.9 million compared to $24.2 million in the nine months ended January 31, 2020, a decrease of 14%. In the nine months ended January 31, 2021 the Aerospace Products revenue was $22.7 million compared to $29.1 million in the nine months ended January 31, 2020, a decrease of 22%.

The nine months ended January 31, 2021 net income decreased to $809 compared to a net income of $5.6 million in the nine months ended January 31, 2020.  The nine months ended January 31, 2021, operating income decreased to $3.7 million from an operating income of $10.6 million in the nine months ended January 31, 2020.

RESULTS OF OPERATIONS

nine months ended January 31, 2021 COMPARED TO nine months ended January 31, 2020

(dollars in thousands)	Nine Months Ended January 31, 2021	Percent of Total Revenue	Nine Months Ended January 31, 2020	Percent of Total Revenue	Percent Change 2020-2021
Revenue:
Professional Services	$20,901	48%	$24,186	45%	-14%
Aerospace Products	22,671	52%	29,068	55%	-22%
Total revenue	43,572	100%	53,254	100%	-18%

Costs and expenses:
Costs of Professional Services	10,313	24%	11,886	22%	-13%
Cost of Aerospace Products	16,504	38%	16,839	32%	-2%
Marketing and advertising	2,723	6%	3,122	6%	-13%
Employee benefits	1,696	4%	1,666	3%	2%
Depreciation and amortization	3,664	8%	3,832	7%	-4%
General, administrative and other	4,989	12%	5,273	10%	-5%
Total costs and expenses	39,889	92%	42,618	80%	-6%
Operating income	$3,683	8%	$10,636	20%	-65%

Revenue:

Revenue decreased 18% to $43.6 million in the nine months ended January 31, 2021, compared to $53.3 million in the nine months ended January 31, 2020. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services decreased 14% for the nine months to $20.9 million at January 31, 2021 compared to $24.2 million in the nine months ended January 31, 2020.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 22% for the nine months to $22.7 million at January 31, 2021 compared to $29.1 million in the  nine months ended January 31, 2020.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses decreased 6% in the nine months ended January 31, 2021 to $39.9 million compared to $42.6 million in the nine months ended January 31, 2020. Costs and expenses were 92% of total revenue in the nine months ended January 31, 2021, as compared to 80% of total revenue in the nine months ended January 31, 2020.

Costs of Professional Services decreased 13% in the nine months ended January 31, 2021 to $10.3 million compared to $11.9 million in the nine months ended January 31, 2020. Costs were 24% of total revenue in the nine months ended January 31, 2021, as compared to 22% of total revenue in the nine months ended January 31, 2020.

Costs of Aerospace Products decreased 2% in the nine months ended January 31, 2021 to $16.5 million compared to $16.8 million for the nine months ended January 31, 2020. Costs were 38% of total revenue in the nine months ended January 31, 2021, as compared to 32% of total revenue in the nine months ended January 31, 2020.

Marketing and advertising expenses decreased by 13% in the nine months ended January 31, 2021, to $2.7 million compared to $3.1 million in the nine months ended January 31, 2020. Expenses were 6% of total revenue in the nine months ended January 31, 2021, as compared to 6% of total revenue in the nine months ended January 31, 2020. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the nine months ended January 31, 2021, compared to 3% in the nine months ended January 31, 2020. These expenses increased to $1.7 million in the nine months ended January 31, 2021, from $1.7 million in the nine months ended January 31, 2020. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 8% in the nine months ended January 31, 2021, compared to 7% in the nine months ended January 31, 2020. These expenses decreased 4% to $3.7 million in the nine months ended January 31, 2021, from $3.8 million in the nine months ended January 31, 2020. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the initial term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the nine months ended January 31, 2021 was $2.5 million compared to $2.8 million in the nine months ended January 31, 2020.

General, administrative and other expenses as a percent of total revenue was 12% in the nine months ended January 31, 2021, compared to 10% in the nine months ended January 31, 2020. These expenses decreased 5% to $5.0 million in the nine months ended January 31, 2021, from $5.3 million in the nine months ended January 31, 2020.

Other income (expense):

Interest expense and other income were ($2.4) million in the nine months ended January 31, 2021, compared with interest expense and other income of ($2.7) million in the nine months ended January 31, 2020.  Interest related to obligations of BHCMC, LLC was ($2.2) million in the nine months ended January 31, 2021 compared to ($3.0) million in the nine months ended January 31, 2020.

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

The following table presents a summary of our operating segment information for the nine months ended January 31, 2021 and January 31, 2020:

(dollars in thousands)	Nine Months Ended January 31, 2021	Percent of Total Revenue	Nine Months Ended January 31, 2020	Percent of Total Revenue	Percent Change 2020-2021
Professional Services
Revenue
Boot Hill Casino	$20,706	99%	$24,010	99%	-14%
Management/Professional Services	195	1%	176	1%	11%
Revenue	20,901	100%	24,186	100%	-14%

Costs of Professional Services	10,313	49%	11,886	49%	-13%
Expenses	8,138	39%	8,789	36%	-7%
Total costs and expenses	18,451	88%	20,675	85%	-11%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$2,450	12%	$3,511	15%	-30%

(dollars in thousands)	Nine Months Ended January 31, 2021	Percent of Total Revenue	Nine Months Ended January 31, 2020	Percent of Total Revenue	Percent Change 2020-2021
Aerospace Products
Revenue	$22,671	100%	$29,068	100%	-22%

Costs of Aerospace Products	16,504	73%	16,839	58%	-2%
Expenses	4,934	22%	5,104	17%	-3%
Total costs and expenses	21,438	95%	21,943	75%	-2%

Aerospace Products operating income	$1,233	5%	$7,125	25%	-83%

Professional Services

●

Revenue from Professional Services decreased 14% for the nine months ended January 31, 2021 to $20.9 million compared to $24.2 million for the nine months ended January 31, 2020. The decrease resulted from Boot Hill Casino & Resort being forced to close from March 18, 2020 thru May 21, 2020 due to COVID-19.

In the nine months ended January 31, 2021 Boot Hill Casino received gross receipts for the State of Kansas of $27.4 million compared to $30.6 million for the nine months ended January 31, 2020. Mandated fees, taxes and distributions reduced gross receipts by $8.8 million resulting in gaming revenue of $18.6 million for the nine months ended January 31, 2021, compared to a reduction to gross receipts of $9.8 million resulting in gaming revenue of $20.8 million for the nine months ended January 31, 2020.  Non-gaming revenue at Boot Hill Casino decreased to $2.1 million for the nine months ended January 31, 2021, compared to $3.2 million for the nine months ended January 31, 2020.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino increased 11% to $195 for the nine months ended January 31, 2021, compared to $176 for the nine months ended January 31, 2020.

●

Costs of Professional Services decreased in the nine months ended January 31, 2021 to $10.3 million compared to $11.9 million in the nine months ended January 31, 2020. Costs were 49% of segment total revenue in the nine months ended January 31, 2021, as compared to 49% of segment total revenue in the nine months ended January 31, 2020.

●

Expenses decreased 7% in the nine months ended January 31, 2021 to $8.1 million compared to $8.8 million in the nine months ended January 31, 2020. Expenses were 39% of segment total revenue in the nine months ended January 31, 2021, as compared to 36% of segment total revenue in the nine months ended January 31, 2020.

Aerospace Products

●

Revenue decreased 22% to $22.7 million in the nine months ended January 31, 2021, compared to $29.1 million in the nine months ended January 31, 2020. The decrease in revenue is primarily due to a decrease in avionics business of $7.2 million and an increase in aircraft modification business of $816.

●

Costs of Aerospace Products decreased by 2% in the nine months ended January 31, 2021 to $16.5 million compared to $16.8 million for the nine months ended January 31, 2020.  Costs were 73% of segment total revenue in the nine months ended January 31, 2021, as compared to 58% of segment total revenue in the nine months ended January 31, 2020.

●

Expenses decreased 3% in the nine months ended January 31, 2021 to $4.9 million compared to $5.1 million in the nine months ended January 31, 2020.  Expenses were 22% of segment total revenue in the nine months ended January 31, 2021, as compared to 17% of segment total revenue in the nine months ended January 31, 2020.

THIRD QUARTER FISCAL 2021 COMPARED TO THIRD QUARTER 2021

(dollars in thousands)	Three Months Ended January 31, 2021	Percent of Total Revenue	Three Months Ended January 31, 2020	Percent of Total Revenue	Percent Change 2020-2021
Revenue:
Professional Services	$7,901	54%	$7,962	47%	-1%
Aerospace Products	6,711	46%	8,838	53%	-24%
Total revenue	14,612	100%	16,800	100%	-13%

Costs and expenses:
Costs of Professional Services	3,485	24%	4,030	24%	-14%
Cost of Aerospace Products	4,717	32%	5,307	31%	-11%
Marketing and advertising	877	6%	983	6%	-11%
Employee benefits	546	4%	592	4%	-8%
Depreciation and amortization	1,020	7%	1,316	8%	-22%
General, administrative and other	2,099	14%	1,684	10%	25%
Total costs and expenses	12,744	87%	13,912	83%	-8%
Operating income	$1,868	13%	$2,888	17%	-35%

Revenue:

Revenue decreased 13% to $14.6 million in the three months ended January 31, 2021, compared to $16.8 million in the three months ended January 31, 2020. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services decreased 1% for the three months to $7.9 million at January 31, 2021 compared to $8.0 million at January 31, 2020.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 24% for the three months to $6.7 million at January 31, 2021 compared to $8.8 million at January 31, 2020.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses decreased 8% in the three months ended January 31, 2021 to $12.7 million compared to $13.9 million in the three months ended January 31, 2020. Costs and expenses were 87% of total revenue in the three months ended January 31, 2021, as compared to 83% of total revenue in the three months ended January 31, 2020.

Costs of Professional Services decreased 14% in the three months ended January 31, 2021 to $3.5 million compared to $4.0 million in the three months ended January 31, 2020. Costs were 24% of total revenue in the three months ended January 31, 2021, as compared to 24% of total revenue in the three months ended January 31, 2020.

Costs of Aerospace Products decreased 11% in the three months ended January 31, 2021 to $4.7 million compared to $5.3 million for the three months ended January 31, 2020. Costs were 32% of total revenue in the three months ended January 31, 2021, as compared to 31% of total revenue in the three months ended January 31, 2020.

Marketing and advertising expenses decreased 11% in the three months ended January 31, 2021, to $877 compared to $1.0 million in the three months ended January 31, 2020. Expenses were 6% of total revenue in the three months ended January 31, 2021, as compared to 6% of total revenue in the three months ended January 31, 2020. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the three months ended January 31, 2021, compared to 4% in the three months ended January 31, 2020. These expenses decreased 8% to $546 in the three months ended January 31, 2021, from $592 in the three months ended January 31, 2020. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 7% in the three months ended January 31, 2021, compared to 8% in the three months ended January 31, 2020. These expenses decreased 22% to $1.0 million in the three months ended January 31, 2021 from $1.3 million in the three months ended January 31, 2020. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the initial term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the three months ended January 31, 2021 was $615 compared to $935 in the three months ended January 31, 2020.

General, administrative and other expenses as a percent of total revenue was 14% in the three months ended January 31, 2021, compared to 10% in the three months ended January 31, 2020. These expenses increased 25% to $2.1 million in the three months ended January 31, 2021, from $1.7 million in the three months ended January 31, 2020.

Other expense:

Interest expense was $758 in the three months ended January 31, 2021, compared with interest expense of $1.1 million in the three months ended January 31, 2020. Interest related to obligations of BHCMC, LLC was $679 in the three months ended January 31, 2021 compared to $1.0 million in the three months ended January 31, 2020.

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

The following table presents a summary of our operating segment information for the three months ended January 31, 2021 and January 31, 2020:

(dollars in thousands)	Three Months Ended January 31, 2021	Percent of Total Revenue	Three Months Ended January 31, 2020	Percent of Total Revenue	Percent Change 2020-2021
Professional Services
Revenue
Boot Hill Casino	$7,843	99%	$7,898	99%	-1%
Management/Professional Services	58	1%	64	1%	-9%
Revenue	7,901	100%	7,962	100%	-1%

Costs of Professional Services	3,485	44%	4,030	51%	-14%
Expenses	2,692	34%	2,861	36%	-6%
Total costs and expenses	6,177	78%	6,891	87%	-10%
Professional Services operating income (loss) before noncontrolling interest in BHCMC, LLC	$1,724	22%	$1,071	13%	61%

(dollars in thousands)	Three Months Ended January 31, 2021	Percent of Total Revenue	Three Months Ended January 31, 2020	Percent of Total Revenue	Percent Change 2020-2021
Aerospace Products
Revenue	$6,711	100%	$8,838	100%	-24%

Costs of Aerospace Products	4,717	70%	5,307	60%	-11%
Expenses	1,850	28%	1,714	19%	8%
Total costs and expenses	6,567	98%	7,021	79%	-6%

Aerospace Products operating income	$144	2%	$1,817	21%	-92%

Professional Services

●

Revenue from Professional Services decreased 1% for the three months ended January 31, 2021 to $7.9 million compared to $8.0 million for the three months ended January 31, 2020. The decrease resulted from fewer Boot Hill Casino & Resort patron visits due to COVID-19.

In the three months ended January 31, 2021 Boot Hill Casino received gross receipts for the State of Kansas of $10.3 million compared to $10.1 million for the three months ended January 31, 2020. Mandated fees, taxes and distributions reduced gross receipts by $3.3 million resulting in gaming revenue of $7.0 million for the three months ended January 31, 2021, compared to a reduction to gross receipts of $3.3 million resulting in gaming revenue of $6.8 million for the three months ended January 31, 2020.  Non-gaming revenue at Boot Hill Casino decreased to $842 for the three months ended January 31, 2021, compared to $1.1 million for the three months ended January 31, 2020.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 9% to $58 for the three months ended January 31, 2021, compared to $64 for the three months ended January 31, 2020.

●

Costs of Professional Services decreased 14% in the three months ended January 31, 2021 to $3.5 million compared to $4.0 million in the three months ended January 31, 2020. Costs were 44% of segment total revenue in the three months ended January 31, 2021, as compared to 51% of segment total revenue in the three months ended January 31, 2020.

●

Expenses decreased 6% in the three months ended January 31, 2021 to $2.7 million compared to $2.9 million in the three months ended January 31, 2020. Expenses were 34% of segment total revenue in the three months ended January 31, 2021, as compared to 36% of segment total revenue in the three months ended January 31, 2020.

Aerospace Products

●

Revenue decreased 24% to $6.7 million in the three months ended January 31, 2021, compared to $8.8 million in the three months ended January 31, 2020. The decrease in revenue is primarily due to a decrease in avionics business of $1.6 million and a decrease in aircraft modification business of $508.

●

Costs of Aerospace Products decreased 11% in the three months ended January 31, 2021 to $4.7 million compared to $5.3 million for the three months ended January 31, 2020.  Costs were 70% of segment total revenue in the three months ended January 31, 2021, as compared to 60% of segment total revenue in the three months ended January 31, 2020.

●

Expenses increased 8% in the three months ended January 31, 2021 to $1.9 million compared to $1.7 million in the three months ended January 31, 2020.  Expenses were 28% of segment total revenue in the three months ended January 31, 2021, as compared to 19% of segment total revenue in the three months ended January 31, 2020.

Employees

Other than persons employed by our gaming subsidiaries there were 115 full time and 5 part time employees on January 31, 2021, compared to 106 full time and 5 part time employees on January 31, 2020. As of March 12, 2021, staffing is 115 full time and 5 part time employees. Our staffing at Boot Hill Casino & Resort on January 31, 2021 was 172 full time and 54 part time employees compared to 200 full time and 66 part time employees on January 31, 2020. At March 12, 2021 there are 171 full time and 57 part time employees. None of the employees are subject to any collective bargaining agreements.

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

Analysis and Discussion of Cash Flow

During the nine months ended January 31, 2021 our cash position increased by $1.4 million. Net income was $980 for the nine months ended January 31, 2021. Cash flows provided by operating activities was $6.9 million for the nine months ended January 31, 2021. Non-cash activities consisting of depreciation and amortization provided $4.6 million, while deferred compensation provided $449. Customer deposits increased our cash position by $2.3 million. We reduced our lease liability by $659. Inventories decreased our cash position by $382. Accounts receivable decreased our cash position by $198. Gaming facility mandated payments decreased our cash position by $292. Prepaid expenses and other assets decreased our cash by $116. An increase in accounts payable, a decrease in accrued expenses, and an increase in other current liabilities increased our cash by $349. Income tax payable  decreased our cash position by $85.

Cash used in investing activities was $5.4 million for the nine months ended January 31, 2021. We invested $627 to purchase aircraft, $2.1 million towards STCs, and $2.6 million on equipment and furnishings.

Cash used by financing activities was $107 for the nine months ended January 31, 2021. We increased our debt by $2.5 million. We made repayments on our debt of $2.3 million. We purchased company stock of $185. The stock was acquired and placed in treasury.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2021.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the nine months ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of January 31, 2021, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
There are no other material changes to the risk factors disclosed under Item 1A of our Form 10-K for the fiscal year ended April 30, 2020.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the third quarter of fiscal 2021.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2021 - November 30, 2020	-	$-	-	$2,835,000
December 1, 2020 - December 31, 2020	-	$-	-	$2,835,000
January 1, 2021 - January 31, 2021	-	$-	-	$2,835,000
Total	-	$-	-

(a) Our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $4,000,000. The timing and amount of any share repurchases will be determined by Butler National's management based on market conditions and other factors. The program is currently authorized through May 1, 2021.

Item 3.		DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.		MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.		OTHER INFORMATION.
None.

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

	4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

	10.1	Loan Agreement dated December 17, 2020 by BHCMC, L.L.C., BHCRE LLC, and Academy Bank, N.A.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2021 and April 30, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended January 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2021 and 2020, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

March 12, 2021	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

March 12, 2021	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

10.1	Loan Agreement dated December 17, 2020 by BHCMC, L.L.C., BHCRE LLC, and Academy Bank, N.A.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2021 and April 30, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended January 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2021 and 2020, and (v) the Notes to Consolidated Financial Statements, with detail tagging.