Form 10-K
period 2021-04-30
BUTLER NATIONAL CORP
filed 2021-07-16
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended April 30, 2021

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $27,020,426 at October 31, 2020, when the closing price of such stock was $0.47.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of July 9, 2021, was 75,366,749 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement to be filed within 120 days of April 30, 2021, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Shareholders to be held on September 28, 2021, have been incorporated by reference into Part III of this Form 10-K.

BUTLER NATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED April 30, 2021

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

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K, including the following factors:

●	the geographic location of our casino;
●	customer concentration risk;
●	executive officers are family members;
●	industrial business cycles;
●	fixed-price contracts;
●	development, production, testing and marketing of new products;
●	loss of key personnel;
●	risks associated with international sales;
●	future acquisitions and investments;
●	change of control restrictions;
●	cyber-security threats;
●	extensive regulation across our industries;
●	evolving government regulations and law;
●	changes in regulations of financial reporting;
●	the stability of credit markets;
●	potential impairment losses;
●	marketability restrictions of our common stock;
●	the possibility of a reverse-stock split;
●	stock dilution caused by the annual employer match to our 401(k) plan;
●	market competition;
●	acts of terrorism and war;
●	inclement weather and natural disasters;
●	pandemics or other national health crisis (including COVID-19);
●	fluctuating fuel and energy costs;
●	extensive taxation;

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

In addition, our companies provide management services in the gaming industry, which includes owning the land and building for the Boot Hill Casino and Resort in Dodge City, Kansas (“Professional Services”).

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

Boot Hill. Butler National Service Corporation (“BNSC”), and BHCMC, LLC (“BHCMC”), a company in Professional Services, manages The Boot Hill Casino and Resort in Dodge City, Kansas (“Boot Hill”) pursuant to the Lottery Gaming Facility Management Contract, by and among BNSC, BHCMC and the Kansas Lottery, as subsequently amended (“Boot Hill Agreement”). As required by Kansas law, all games, gaming equipment and gaming operations at Boot Hill are owned and operated by the Kansas Lottery. In December 2020, the land and associated buildings of the Boot Hill casino were acquired by wholly-owned subsidiaries of the Company.

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

Backlog

Our backlog as of April 30, 2021 and 2020 was as follows:

Industry Segment

(in thousands)	2021	2020
Aerospace Products	$19,409	$20,527
Professional Services	427	476

Total backlog	$19,836	$21,003

Our backlog as of July 1, 2021 totaled $25,474; consisting of $25,081 and $393, respectively, for Aerospace Products and Professional Services. The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. A portion of this backlog may be delivered after fiscal year 2022. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.

Dependence on Significant Customers

During the fiscal year ending April 30, 2021 we derived 24.6% of our revenue from five customers, and we had one "major customer" (10 percent or more of consolidated revenue) that provided 10.6% of total revenue.

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

The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies and financial condition. We compete with other casino facilities in the Kansas region. We also compete with other non-gaming resorts and vacation destinations, various other entertainment businesses, and other forms of gaming, such as state lotteries, on-track and off-track wagering, video lottery terminals and card parlors.

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

Human Capital Resources

Other than persons employed by our gaming management subsidiaries there were 113 full time and 5 part time employees on April 30, 2021 compared to 107 full time and 7 part time employees on April 30, 2020. As of July 9, 2021, staffing was 116 full time and 5 part time employees. Our staffing at Boot Hill Casino on April 30, 2021 was 172 full time and 60 part time employees and 187 full time employees and 67 part time employees on April 30, 2020. As of July 9, 2021 our staffing at Boot Hill Casino was 166 full time employees and 58 part time employees.

We believe our success as a company depends on the strength of our workforce.  Our Vice-President, reporting to our President and Chief Executive Officer, is responsible for developing and executing our human capital strategy.  This includes recruiting, hiring, training and retention as well as the development of our compensation and benefits programs.

As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial and emotional well-being. We provide our employees with access to affordable and convenient medical programs intended to meet their physical and emotional needs and the needs of their families.  To foster retention, employees with fifteen or more years of service receive an annual retention bonus.

As an added benefit for employees, we offer a 401(k) savings plan with a Company match as well as paid vacation and personal days. These benefits are in addition to the Company’s market-based compensation program designed to maintain competitive compensation packages for all employees.

None of our employees are subject to collective bargaining agreements.

Executive Officers of the Registrant

Our current executive officers are:

Name	Age	Position
Clark D. Stewart	81	President and Chief Executive Officer since 1989.
Craig D. Stewart	47	Vice President since 2013. Previously Craig served as Chief Financial Officer of Butler National Corporation from 2013 to 2017.
Christopher J. Reedy	55	Vice President since 2000 and Secretary since 2005.
Tad M. McMahon	54	Chief Financial Officer since 2017.

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

Business and Operational Risks

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

During the fiscal year ending April 30, 2021 we derived 24.6% of our revenue from five customers, and we had one "major customer" (10 percent or more of consolidated revenue) that provided 10.6% of total revenue. A loss of business from, or the bankruptcy or insolvency of, one or more of these major customers may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Data Privacy, Security and Intellectual Property Risks

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

Legal and Regulatory Risks

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

Financial Risks

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

Risks Related to our Stock

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

General Risks

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

The global spread of COVID-19 has negatively impacted the global and U.S. economy and created significant volatility and disruption in financial markets. The impact of this pandemic has also created significant uncertainty in the global and U.S. economy and has had, and is expected to continue to have, a material adverse effect on our business, employees, suppliers, and customers.  We experienced a decrease in the number of patrons at our Boot Hill Casino & Resort since the start of the pandemic, which may continue for the foreseeable future.

Demand for our aircraft modification business may decrease in correlation to the general health of the U.S. economy. We are experiencing longer supply chain lead times that affect our ability to deliver products to our customers. The duration and the magnitude of the impacts of the COVID-19 pandemic cannot be precisely estimated at this time, as they are affected by a number of rapidly changing factors, many of which are outside of our control, which include, among others, state and local regulations, the infection rate among persons in the region surrounding the Boot Hill Casino & Resort, adoption rate for the use of available vaccines, the emergence of COVID-19 variants, and potential treatment options for those that are sick. The continued impact on our business as a result of the COVID-19 pandemic (directly or indirectly) could materially adversely affect our results of operations, financial condition, and cash flows in the near-term and beyond fiscal 2021.

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

Boot Hill Casino, pursuant to its Management Contract with the State of Kansas pays total taxes between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. Boot Hill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $1.9 million during fiscal year ended April 30, 2021.

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

Butler Avionics, Inc. is located at 280 Gardner Dr., Ste. 3, New Century, Kansas in a 19,500 square foot facility with annual rent of approximately $197.

Avcon Industries, Inc. is located at 714 North Oliver Road, Newton, Kansas, in a 47,000 square foot facility of hangar and office space at the municipal airport in Newton, Kansas, at annual lease payments of approximately $146. In addition, Avcon leases an additional 12,000 square foot hangar and office space at the municipal airport in Newton, Kansas with minimum annual lease payments of $57.

Butler National Aircraft Certification Center is located at One Aero Plaza, New Century, Kansas in a 36,000 square foot facility with hangar space at the New Century Airport in New Century, Kansas. The minimum annual lease payments are $95.

Professional Services (dollars in thousands):

BHCMC, LLC is located at 4000 W. Comanche in Dodge City, Kansas in a 60,000 square foot owned building known as the Boot Hill Casino facility. BHCMC, LLC completed a $42,000 debt transaction to exercise an option to acquire the casino land and building for $41,250 from BHC Development, L.C. The transaction consisted of two bank loans with Academy Bank, N.A. One note for $35,000 collateralized by all BHCMC's assets and compensation due under the State management contract with an interest rate of 5.25% payable over seven years with an initial twenty-year amortization and a balloon payment of approximately $19,250 at the end of seven years. The second note for $7,000 collateralized by all BHCMC's assets and compensation due under the State management contract with an interest rate of 5.75% payable in full over five years. The balance of the two loans was used to pay financing related expenses and attorney fees.

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

Item 3.  LEGAL PROCEEDINGS

As of July 16, 2021, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK (BUKS):

(a)	Market Information: Our shares are exclusively quoted on OTCQB platform under the symbol "BUKS".

The range of the high and low bid prices per share of the common stock, for fiscal years 2021 and 2020, as reported by OTC Markets Group, is set forth below. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2021		Year Ended April 30, 2020
	Low	High	Low	High
First quarter	$0.45	$0.55	$0.30	$0.42
Second quarter	$0.45	$0.54	$0.34	$0.57
Third quarter	$0.46	$0.56	$0.50	$0.79
Fourth quarter	$0.51	$0.72	$0.35	$0.76

(b)	Holders: The approximate number of holders of record of our common stock, as of July 9, 2021, was 2,500. The price of the stock as of July 9, 2021 was approximately $0.58 per share.
(c)	Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:

As of July 9, 2021, there were no Convertible Preferred shares or Convertible Debenture notes outstanding.

Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs

May 1, 2020 through April 30, 2021	0	$0.00	$0.00

Total	0	$0.00	$0.00

STOCK REPURCHASE PROGRAM

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4.0 million of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2022.

The table below provides information with respect to common stock purchases by the Company during the year ended April 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$750
Shares purchased in prior periods	2,127,051	$0.31	2,127,051	$94
Increase in program authorization April 2019 (b)	-	$-	-	$1,569
Quarter ended July 31, 2019 (a)	120,821	$0.35	120,821	$1,526
Increase in program authorization October 2019 (c)	-		-	$3,301
Quarter ended October 31, 2019 (a)	206,050	$0.46	206,050	$3,206
Quarter ended January 31, 2020 (a)	267,468	$0.70	267,468	$3,019
Quarter ended April 30, 2020 (a)	25	$0.41	25	$3,019
Quarter ended July 31, 2020 (a)	212,000	$0.51	212,000	$2,911
Quarter ended October 31, 2020 (a)	152,915	$0.50	152,915	$2,835
Quarter ended January 31, 2021 (a)	-	$-	-	$2,835
Quarter ended April 30, 2021 (a)	17,303	$0.65	17,303	$2,823
Total	3,103,633	$0.38	3,103,633

(a)	These shares of common stock purchased were purchased through private transactions
(b)	Board of Directors increased program authorization from $750 to $2.2 million
(c)	Board of Directors increased program authorization from $2.2 million to $4.0 million

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

Our fiscal year ends on April 30. Fiscal years 2021 and 2020 consisted of 52 weeks and ended on April 30, 2021 and April 30, 2020, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.

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

COVID-19 Overview:

The pandemic caused by the disease COVID-19 was first reported in Wuhan, China in December 2019 and has since spread throughout the world. Financial markets have been volatile in 2020 and 2021, primarily due to uncertainty with respect to the severity and duration of the pandemic.

The pandemic resulted in federal, state and local governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions or bans, business curtailments, school closures, and other protective measures.

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

BHCMC, LLC, a subsidiary in the professional services segment, received a loan in the principal amount of $2,001,000 (the “SBA Loan”) under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The intent and purpose of the PPP is to support companies during the COVID-19 pandemic by providing funds for certain specified business expenses, with a focus on payroll. We have used the proceeds from the SBA Loan to maintain our payroll and retain casino staff.  With the assistance of the SBA Loan, we believe we have sufficient liquidity at this time to maintain our business operations during this difficult time. In June 2021, the Company received notice of forgiveness from the Small Business Administration for its loan.

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

As schools, businesses and the economy in general have slowly reopened, and vaccinations rates in our operating territory improve and new infections decline, we have continued to see improvements in customer headcount. However, the unpredictable nature of the pandemic could again lead to closures, decreased traffic and demand, and increased COVID-19- related operating expenses, for the foreseeable future. While COVID-19 has resulted in, and will continue to bring, significant challenges and uncertainty to our operating environment, we believe that our resilient business model and the strength of our brand and balance sheet position us well to emerge from the pandemic.

Results Overview

Our fiscal 2021 revenue decreased 7% to $61.5 million compared to $65.9 million in fiscal 2020. In fiscal 2021 the Professional Services revenue increased 7%. There was a decrease of 17% in the Aerospace Products revenue in fiscal 2021.

Our fiscal 2021 net income was $2.5 million compared to net income of $3.2 million in fiscal 2020. Earnings per share was $0.02 for fiscal 2021 compared to $0.06 in fiscal 2020. We continue focusing on our margin expansion initiatives, including efficiencies in our implementation and operational processes and controlling general and administrative expenses. The fiscal 2021 operating income was 10%, a decrease from 13% in fiscal 2020.

RESULTS OF OPERATIONS

Fiscal 2021 compared to Fiscal 2020

(dollars in thousands)	2021	Percent of Total Revenue	2020	Percent of Total Revenue	Percent Change 2020-2021
Revenue:
Professional Services	$30,205	49%	$28,283	43%	7%
Aerospace Products	31,275	51%	37,588	57%	-17%

Total revenues	61,480	100%	65,871	100%	-7%

Costs and expenses:
Cost of professional services	14,214	23%	15,516	23%	-8%
Cost of aerospace products	23,293	38%	22,885	35%	2%
Marketing and advertising	3,752	6%	4,095	6%	-8%
Employee benefits	2,571	4%	2,606	4%	-1%
Depreciation and amortization	3,542	6%	4,165	6%	-15%
General, administrative and other	8,208	13%	8,298	13%	-1%

Total costs and expenses	55,580	90%	57,565	87%	-3%
Operating income	$5,900	10%	$8,306	13%	-29%

Revenue:

Revenue decreased  to $61.5 million in fiscal 2021, compared to $65.9 million in fiscal 2020. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design, Inc. ("BCS"). Revenue from Professional Services increased 7% to $30.2 million in fiscal 2021 compared to $28.3 million in fiscal 2020.

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 17% to $31.3 million in fiscal 2021 compared to $37.6 million in fiscal 2020. The decrease in revenue is primarily due to a decrease in aircraft avionics and special mission electronics business of $9.9 million and an increase in aircraft modification business of $3.6 million.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 3% in fiscal 2021 to $55.6 million compared to $57.6 million in fiscal 2020. Costs and expenses were 90% of total revenue in fiscal 2021, compared to 87% of total revenue in fiscal 2020.

Marketing and advertising expenses as a percent of total revenue was 6% in fiscal 2021, as compared to 6% in fiscal 2020. These expenses decreased 8% to $3.8 million in fiscal 2021, from $4.1 million in fiscal 2020. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in fiscal 2021, compared to 4% in fiscal 2020. These expenses decreased 1% to $2.6 million in fiscal 2021, from $2.6 million in fiscal 2020. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization as a percent of total revenue was 6% in fiscal 2021, compared to 6% in fiscal 2020. These expenses decreased to $3.5 million in fiscal 2021, from $4.2 million in fiscal 2020. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for fiscal 2021 was $3.1 million compared to $3.7 million in fiscal 2020.

General, administrative and other expenses as a percent of total revenue was 13% in fiscal 2021, compared to 13% in fiscal 2020. These expenses decreased 1% to $8.2 million in fiscal 2021, from $8.3 million in fiscal 2020.

Other income (expense):

Interest and other income (expense) were ($3.1) million in fiscal 2021 compared with interest and other income (expense) of ($3.7)million in fiscal 2020, a decrease of $595, from fiscal 2020 to fiscal 2021.

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

The following table presents a summary of our operating segment information for fiscal years 2021 and 2020:

(dollars in thousands)	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change 2020-2021
Professional Services
Revenue
Boot Hill Casino	$29,951	99%	$27,967	99%	7%
Management/Professional Services	254	1%	316	1%	-20%
Revenue	30,205	100%	28,283	100%	7%

Costs of Professional Services	14,214	47%	15,516	55%	-8%
Expenses	10,945	36%	11,502	41%	-5%
Total costs and expenses	25,159	83%	27,018	96%	-7%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$5,046	17%	$1,265	4%	299%

(dollars in thousands)	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change 2020-2021

Aerospace Products
Revenue	$31,275	100%	$37,588	100%	-17%

Costs of Aerospace Products	23,293	74%	22,885	61%	2%
Expenses	7,128	23%	7,662	20%	-7%
Total costs and expenses	30,421	97%	30,547	81%	0%

Aerospace Products operating income	$854	3%	$7,041	19%	-88%

Professional Services

●	Revenue from Professional Services increased 7% to $30.2 million in fiscal 2021 from $28.3 million in fiscal 2020.

In fiscal 2021 Boot Hill Casino received gross receipts for the State of Kansas of $39.3 million compared to $35.9 million in fiscal 2020. Mandated fees, taxes and distributions reduced gross receipts by $12.5 million resulting in gaming revenue of $26.8 million in fiscal 2021 compared to $24.3 million in fiscal 2020, a decrease of 13%.  Non-gaming revenue at Boot Hill Casino was $3.1 million in fiscal 2021 compared to $3.7 million in fiscal 2020.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino decreased 20% to $254 in fiscal 2021 compared to $316 in fiscal 2020.

●

Costs decreased 8% in fiscal 2021 to $14.2 million compared to $15.5 million in fiscal 2020. Costs were 47% of segment total revenue in fiscal 2021, compared to 55% of segment total revenue in fiscal 2020.

●

Expenses decreased 5% in fiscal 2021 to $10.9 million compared to $11.5 million in fiscal 2020. Expenses were 36% of segment total revenue in fiscal 2021, compared to 41% of segment total revenue in fiscal 2020.

Aerospace Products

●

Revenue decreased 17% to $31.3 million in fiscal 2021 compared to $37.6 million in fiscal 2020. This $6.3 million decrease was due to a decrease in our aircraft avionics and special mission electronics business of $9.9 million and an increase in our aircraft modification business of $3.6 million. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs increased 2% to $23.3 million in fiscal 2021 compared to $22.9 million in fiscal 2020. Costs were 74% of segment total revenue in fiscal 2021, compared to 61% of segment total revenue in fiscal 2020.

●

Expenses decreased 7% in fiscal 2021 to $7.1 million compared to $7.7 million in fiscal 2020. Expenses were 23% of segment total revenue in fiscal 2021, compared to 20% of segment total revenue in fiscal 2020.

Liquidity and Capital Resources (in thousands)

At April 30, 2021, the Company has a line of credit in the form of a promissory note totaling $2,000. The unused line at April 30, 2021 was $2,000. There were no advances made on the line of credit during the year ended April 30, 2021. The line of credit is due on demand and is collateralized by a first and second position on all assets of the Company.

At April 30, 2021, there is one note with an interest rate of 6.25% collateralized by an aircraft security agreement totaling $1,138. This note was used to purchase an aircraft. This note matures in January 2023.

At April 30, 2021, there is one note collateralized by equipment with a balance of $21. The interest rate on this note is 4.50%. This note matures in April 2022.

One note for $202 remains for real estate purchased in Dodge City, Kansas.  The interest rate on this note is 6.25%. This note matures in June 2024.

One note with Academy Bank, N.A. for $34.417 collateralized by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.25% payable over seven years with an initial twenty-year amortization and a balloon payment of approximately $19,250 at the end of seven years. The second note with Academy Bank, N.A. for $6,533 collateralized by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.75% payable in full over five years.

At April 30, 2021, there is a note payable collateralized by real estate with a balance of $1,267. The interest rate on this note is at LIBOR plus 1.75%. This note matures in March 2029.

At April 30, 2021, there is a note payable collateralized by real estate with a balance of $581. The interest rate on this note is at LIBOR plus 1.75%. This note matures in March 2029.

In May 2020, the Company received a Paycheck Protection Program loan for $2,001 for the professional services segment. In June 2021, the Company received notice of forgiveness from the Small Business Administration.

We are not in default of any of our notes as of April 30, 2021 or July 9, 2021.

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

Analysis and Discussion of Cash Flow

During fiscal 2021 our cash position increased by $5.2 million. Net income was $2.5 million. Cash flows from operating activities provided $13.5 million. Non-cash activities consisting of depreciation and amortization contributed $5.9 million, 401(k) stock issues contributed $721 and deferred compensation contributed $592. Deferred income taxes decreased our cash position by $225. Accounts receivable increased our cash position by $823. Inventories decreased our cash position by $47. Accounts payable and contract liability increased our cash position by $4.5 million. Contract assets decreased our cash position by $226. Prepaid expenses and other assets increased our cash by $123, while gaming facility mandated payments increased our cash by an additional $120. Accrued liabilities, other liabilities and income tax payable decreased our cash position by $712. Lease liability decreased our cash position by $659.

Cash used in investing activities was $7.0 million. We invested $627 to purchase aircraft, $2.7 million towards STCs, $1.2 million in construction of a new hangar, and $2.3 million on equipment and furnishings.

Cash used in financing activities was $1.2 million. We increased our debt by $2.5 million. We made repayments on our debt of $3.4 million. We reduced our lease liability by $140. We purchased company stock of $196. The stock acquired was placed in treasury.

Critical Accounting Estimates:

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2021. From fiscal year 2020 to fiscal year 2021 a majority of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate labor rates, fuel costs and possibly interest rates to rise in fiscal years 2021 and 2022.

Contractual Obligations

Not applicable.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant are set forth on pages 29 through 48 of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

In connection with the preparation of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2021.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2021.

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

Changes in Internal Control Over Financial Reporting: In our opinion, there were no material changes in the Company internal controls over financial reporting during the three months ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on September 28, 2021, and is incorporated herein by reference. Certain information regarding executive officers of Butler National Corporation is included above in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item 11 regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on September 28, 2021, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about our common stock that may be issued under our equity compensation plan as of April 30, 2021.

Plan Category	Securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price per share	Securities available for future issuance
Equity compensation plans approved by security holders	-	-	5,000,000
Equity compensation plans not approved by security holders	-	-	-

Total	-	-	5,000,000

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on September 28, 2021, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on September 28, 2021, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on September 28, 2021, and is incorporated herein by reference.

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

10.7	Renewal of Lottery Gaming Facility Management Contract between the State of Kansas, BNSC, and BHCMC effective December 15, 2019, incorporated by reference to Exhibit 10.1 of our Form 8-K dated December 9, 2019 (File No. 000-01678).

10.8	Third Amendment to the Lottery Gaming Facility Management Contract between the State of Kansas, BNSC, and BHCMC effective December 15, 2019, incorporated by reference to Exhibit 10.1 of our Form 8-K dated December 9, 2019 (File No. 000-01678).

10.9	Written Consent for Renewal of the Lottery Gaming Facility Management Contract between the State of Kansas, BNSC and BHCMC effective December 15, 2019, incorporated by reference to Exhibit 10.3 of our Form 8-K dated December 9, 2019 (File No. 000-01678).

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

10.13	Legal Description Lot 1 in future replat of Mariah Center, incorporated by reference to Exhibit 10.2 of our Form 10-Q for the period ended January 31, 2013 (File No. 000-01678).

10.14	Legal Description Lot 2 in a future replat of Mariah Center, incorporated by reference to Exhibit 10.3 of our Form 10-Q for the period ended January 31, 2013 (File No. 000-01678).

10.15

Bill of Sale dated April 30, 2013, by and among Butler National Services, Inc. and Beadle Enterprises LLC, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 2, 2013 (File No. 000-01678).

10.16	Promissory Note dated April 29, 2015, by and among BHCMC, L.L.C. and KS StateBank, incorporated by reference to Exhibit 10.23 of our Form 10-K filed on July 29, 2015 (File No. 000-01678).

10.17	Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed September 29, 2016 (File No. 000-01678).

10.18	Form of Registered Stock Agreement under the Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on April 17, 2019 (File No. 000-01678).

10.19	Promissory Note dated February 27, 2019, by Butler National, Inc. and First Source Bank, incorporated by reference to Exhibit 10.18 of our Form 10-K filed on July 19, 2019 (File No. 000-16780).

10.20	Loan Agreement dated December 17, 2020 by BHCMC, L.L.C., BHCRE LLC, and Academy Bank, N.A. (File No. 000-16780).

14	Standards of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Company's Form 10-K for the year ended April 30, 2008 (File No. 000-01678).

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accountants RBSM LLP.

31.1	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company's Annual Report on Form 10-K for the year ended April 30, 2021, formatted in XBRL (eXtensible Business Reporting Language) includes; (i) Consolidated Balance Sheets as of April 30, 2021 and 2020; (ii) Consolidated Statements of Operations for the years ended April 30, 2021 and 2020; (iii) Consolidated Statements of Stockholders' Equity for the years ended April 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended April 30, 2021 and 2020, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

* Relates to management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 16, 2021

BUTLER NATIONAL CORPORATION

/s/ Clark D. Stewart
Clark D. Stewart, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Clark D. Stewart	President, Chief Executive Officer and Director	July 16, 2021
Clark D. Stewart	(Principal Executive Officer)

/s/ Tad M. McMahon	Chief Financial Officer	July 16, 2021
Tad M. McMahon	(Principal Financial Officer and Principal Accounting Officer)

/s/ R. Warren Wagoner	Chairman of the Board and Director	July 16, 2021
R. Warren Wagoner

/s/ David B. Hayden	Director	July 16, 2021
David B. Hayden

/s/ Michael J. Tamburelli	Director	July 16, 2021
Michael J. Tamburelli

/s/ Bradley K. Hoffman	Director	July 16, 2021
Bradley K. Hoffman

/s/ Craig D. Stewart	President - Aerospace and Director	July 16, 2021
Craig D. Stewart

/s/ John M. Edgar	Director	July 16, 2021
John M. Edgar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Butler National Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Butler National Corporation and Subsidiaries (collectively, the “Company”) as of April 30, 2021 and 2020, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (I) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Matter

Revenue recognition – Estimated Costs at Completion

As described in Note 1 to the consolidated financial statements, a significant portion of the Company’s revenues are from fixed-price contracts to deliver aircraft modifications built to customer specifications. These services and products are provided by its wholly-owned subsidiary, Avcon Industries, Inc. A portion of the Company’s total revenues of $21.8 million for the year ended April 30, 2021 are from such contracts having a duration from 3 to 24 months. Performance obligations related to delivering complex airplane modification built to customer specifications under these contracts are recognized over time as these performance obligations do not create assets with an alternative use to the Company and the Company has an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses the cost-to-cost measure of progress for its contracts because that best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as direct labor hours and productivity, material costs and, and the costs of overhead. The Company estimates the percentage completed based on actual direct labor hours spent compared to estimated direct labor hours and applying this completion percentage to the entire contract.

The principal considerations for our determination that performing procedures relating to revenue recognition – estimated direct labor hours and costs at completion is a critical audit matter. Significant judgments by management when developing the estimated costs at completion on individual fixed-price contracts, in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to the estimated costs at completion, including the evaluation of management’s judgment as it relates to the direct labor hours, material costs and the costs of overhead.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included gaining an understanding of controls relating to the revenue recognition process, including controls over the completeness and accuracy of estimated costs at completion. The procedures also included, among others, evaluating and understanding management’s process for developing estimates of total estimated costs at completion for long-term contracts for a sample of contracts. This included testing the completeness and accuracy of costs incurred to date and evaluating the reasonableness of significant estimates used by management, including labor costs, material costs, and overhead costs, and considering factors that could affect the accuracy of those estimates. Evaluating the reasonableness of the significant assumptions used involved assessing management’s ability to reasonably estimate costs at completion by (i) assessing the reasonableness of estimates of total costs at completion in comparison to actual total costs incurred to date, (ii) assessing the reasonableness of the estimated labor and recalculating overhead (iii) obtaining an understanding of the contract and the performance obligations to test the allocation of the total transaction price to the performance obligation in the contract , and (iv) evaluating the timely identification of circumstances that may warrant a modification to estimated costs to complete, including actual costs in excess of estimates.

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

Henderson, NV

July 16, 2021

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF April 30, 2021 and 2020

(in thousands, except per share data)

	April 30, 2021	April 30, 2020
ASSETS
CURRENT ASSETS:
Cash	$22,022	$16,793
Accounts receivable, net of allowance for doubtful accounts	1,961	2,784
Inventories
Parts and raw materials	4,829	5,134
Work in process	3,657	3,419
Finished goods	82	62
Total inventory, net of allowance	8,568	8,615
Contract asset	421	195
Prepaid expenses and other current assets	1,496	1,620
Total current assets	34,468	30,007

PROPERTY, PLANT AND EQUIPMENT:
Lease right-to-use assets	3,099	44,349
Construction in progress	1,170	-
Land	4,751	1,809
Building and improvements	39,747	3,996
Aircraft	9,138	8,511
Machinery and equipment	4,253	4,093
Office furniture and fixtures	10,699	8,533
Leasehold improvements	4,032	4,032
	76,889	75,323
Accumulated depreciation	(20,519)	(20,577)
Total property, plant and equipment	56,370	54,746

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $8,041 at April 30, 2021 and $7,029 at April 30, 2020)	8,211	6,483

OTHER ASSETS:
Other assets (net of accumulated amortization of $10,886 at April 30, 2021 and $10,153 at April 30, 2020)	2,872	3,546
Total other assets	2,872	3,546
Total assets	$101,921	$94,782
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$5,972	$2,228
Current maturities of lease liability	107	1,163
Accounts payable	1,893	962
Contract liability	5,798	2,189
Gaming facility mandated payment	1,458	1,338
Compensation and compensated absences	1,862	2,571
Income tax payable	212	206
Other current liabilities	265	274
Total current liabilities	17,567	10,931

Long-term debt, net of current maturities	39,816	3,211
Lease liability, net of current maturities	2,759	42,211
Deferred tax liability	400	625
Total long-term liabilities	42,975	46,047
Total liabilities	60,542	56,978

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 79,070,382 shares, and outstanding 75,366,749 shares at April 30, 2021 and issued 77,719,677 shares, and outstanding 74,398,262 shares at April 30, 2020	790	777
Capital contributed in excess of par	16,900	15,600
Treasury stock at cost, 3,703,633 shares at April 30, 2021 and 3,321,415 shares at April 30, 2020	(1,909)	(1,713)
Retained earnings	19,580	18,147
Total Butler National Corporation's stockholders' equity	35,361	32,811
Noncontrolling interest in BHCMC, LLC	6,018	4,993
Total stockholders' equity	41,379	37,804
Total liabilities and stockholders' equity	$101,921	$94,782

The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED April 30, 2021 and 2020

(in thousands, except per share data)

	2021	2020
REVENUES:
Professional services	$30,205	$28,283
Aerospace products	31,275	37,588
Total revenues	61,480	65,871

COSTS AND EXPENSES:
Cost of professional services	14,214	15,516
Cost of aerospace products	23,293	22,885
Marketing and advertising	3,752	4,095
Employee benefits	2,571	2,606
Depreciation and amortization	3,542	4,165
General, administrative and other	8,208	8,298
Total costs and expenses	55,580	57,565

OPERATING INCOME	5,900	8,306

OTHER INCOME (EXPENSE):
Interest expense	(3,138)	(4,368)
Gain on sale of airplanes	-	642
Other	7	-
Total other income (expense)	(3,131)	(3,726)

INCOME BEFORE INCOME TAXES	2,769	4,580

PROVISION (BENEFIT) FOR INCOME TAXES
Provision for income taxes	536	1,594
Deferred income tax (benefit)	(225)	(260)
NET INCOME	2,458	3,246

Net (income) loss attributable to noncontrolling interest in BHCMC, LLC	(1,025)	988
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$1,433	$4,234

BASIC EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$.02	$.06

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	74,144,957	68,622,527

DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$.02	$.06

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	74,144,957	68,622,527

The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED April 30, 2021 and 2020

(dollars in thousands)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2019	71,008,122	$710	$14,767	2,727,051	$(1,387)	$13,913	$28,003	$6,341	$34,344

Issuance of stock benefit plan	1,711,555	17	659	-	-	-	676	-	676

Stock repurchase	-	-	-	594,364	(326)	-	(326)	-	(326)

Restricted stock issued	5,000,000	50	1,990	-	-	-	2,040	-	2,040

Deferred compensation, restricted stock	-	-	(1,816)	-	-	-	(1,816)	-	(1,816)

BHCMC distribution noncontrolling members	-	-	-	-	-	-	-	(360)	(360)

Net Income	-	-	-	-	-	4,234	4,234	(988)	3,246

Balance, April 30, 2020	77,719,677	777	15,600	3,321,415	(1,713)	18,147	32,811	4,993	37,804

Issuance of stock benefit plan	1,400,705	14	707	-	-	-	721	-	721

Stock repurchase	-	-	-	382,218	(196)	-	(196)	-	(196)

Deferred compensation, restricted stock	(50,000)	(1)	593	-	-	-	592	-	592

Net Income	-	-	-	-	-	1,433	1,433	1,025	2,458

Balance, April 30, 2021	79,070,382	$790	$16,900	3,703,633	$(1,909)	$19,580	$35,361	$6,018	$41,379

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED April 30, 2021 and 2020

(dollars in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,458	$3,246
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,856	6,357
Stock issued for benefit plan	721	676
Deferred income tax expense (benefit)	(225)	(260)
Gain on sale of airplanes	-	(642)
Deferred compensation, restricted stock	592	224

Changes in operating assets and liabilities
Accounts receivable	823	481
Income tax receivable	-	27
Inventories	47	270
Contract asset	(226)	286
Prepaid expenses and other assets	123	26
Accounts payable	931	(812)
Contract liability	3,609	(1,050)
Lease liability	(659)	-
Accrued liabilities	(709)	907
Gaming facility mandated payment	120	58
Income tax payable	6	206
Other liabilities	(9)	44
Net cash provided by operating activities	13,458	10,044

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,992)	(3,165)
Proceeds from sale of airplanes	-	1,095
Net cash used in investing activities	(6,992)	(2,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	2,479	3,383
Repayments of long-term debt	(3,380)	(1,919)
Payments on lease liability	(140)	(973)
Repurchase of common stock	(196)	(326)
Distribution to noncontrolling member	-	(360)
Net cash used in financing activities	(1,237)	(195)

NET INCREASE IN CASH	5,229	7,779

CASH, beginning of year	16,793	9,014

CASH, end of year	$22,022	$16,793

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,034	$4,365
Income taxes paid	$535	$1,360

NON CASH INVESTING AND FINANCING ACTIVITY
Issuance of restricted stock to employees	$-	$2,040
Lease right-of-use assets and lease liability	$-	$42,650
Secured notes payable for purchase of leased assets, net	$41,205	$-
Lease right-of-use assets purchased	$38,622	$-
Lease liability for purchase of assets under lease	$39,709	$-

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

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At April 30, 2021 and 2020, the estimate of obsolete inventory was $691 and $685 respectively.

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

Other assets net values are as follows:

(dollars in thousands)	2021	2020

Privilege fee	$5,500	$5,500
Less amortized costs	3,949	3,526
Privilege fee balance	$1,551	$1,974

Intangible gaming equipment	$5,927	$5,868
Less amortized costs	5,696	5,480
Intangible gaming equipment balance	$231	$388

JET autopilot intellectual property	$1,417	$1,417
Less amortized costs	1,241	1,147
JET autopilot intellectual property balance	$176	$270

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

(dollars in thousands)	2021	2020

Direct labor	$3,387	$2,830
Direct materials	4,108	3,961
Consultant costs	2,983	1,922
Overhead	5,774	4,799
	16,252	13,512
Less-amortized costs	8,041	7,029
STC balance	$8,211	$6,483

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

j)

Advanced Payments and Billings in Excess of Costs Incurred: We receive advances, performance-based payments and progress payment from customers which may exceed costs incurred on certain contracts. We classify advance payments and billings in excess of costs incurred, other than those reflected as a reduction of contracts in process, as contract liability in current liabilities.

k)	Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year.

The computation of the Company basic and diluted earnings per common share is as follows:

(in thousands, except share and per share data)	2021	2020

Net income attributable to Butler National Corporation	$1,433	$4,234
Weighted average common shares outstanding	74,144,957	68,622,527
Dilutive effect of non-qualified stock option plans	-	-
Weighted average common shares outstanding, assuming dilution	74,144,957	68,622,527
Potential common shares if all options were exercised and shares issued	74,144,957	68,622,527
Basic earnings per common share	$0.02	$0.06
Diluted earnings per common share	$0.02	$0.06

l)

Stock-based Compensation: The Company accounts for stock-based compensation under ASC 718, "Accounting for Stock-Based Compensation." These standards define a fair value based method of accounting for stock-based compensation. The cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

n)

Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2021 and 2020, we had $16,883 and $12,509, respectively in bank deposits that exceeded the federally insured limits.

o)

Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.

p)	Research and Development: We invested in research and development activities. The amount invested in the year ended April 30, 2021 and 2020 was $3,493 and $2,404 respectively.

q)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various areas related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal year 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments — Credit Losses (ASC 326). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss model). It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to ASC 326, Financial Instruments — Credit Losses (ASC 326), which clarifies that impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to ASC 326, Financial Instruments — Credit Losses, in May 2019, the FASB issued ASU 2019-05, Financial Instruments — Credit Losses (ASC 326) Targeted Relief, in November 2019, the FASB issued ASU 2019-11, Codification Improvements to ASC 326, Financial Instruments — Credit Losses, in February 2020, the FASB issued ASU 2020-02, Financial Instruments — Credit Losses (ASC 326) and Leases (ASC 842) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to ASU 2016-02, Leases (ASC 842) and in March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. These recently issued ASUs do not change the core principle of the guidance in ASU 2016-13 but rather are intended to clarify and improve operability of certain topics included within ASU 2016-13. ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02, and ASU 2020-03 have the same effective date and transition requirements as ASU 2016-13. The Company adopted the new guidance in the first quarter of fiscal year 2021 using the modified retrospective basis approach with application of the model to the Company’s accounts receivables. Under the new guidance, the Company is required to recognize estimated credit losses expected to occur over the estimated life or remaining contractual life of an asset using a broader range of information including past events, current conditions and consideration of supportable forecasts about future economic conditions. The adoption of this guidance had an insignificant impact on the Company’s consolidated financial statements and disclosures.

r)

Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations.

2.	DISAGGREGATION OF REVENUE:

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Year Ended April 30, 2021
	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$30,205	$25,537	$55,742
Europe	-	3,427	3,427
Asia	-	1,332	1,332
Australia and Other	-	979	979
	$30,205	$31,275	$61,480

Major Product Lines
Casino Gaming Revenues	$26,811	$-	$26,811
Casino Non-Gaming Revenues	3,140	-	3,140
Professional Services	254	-	254
Aircraft Modification	-	21,750	21,750
Aircraft Avionics	-	2,583	2,583
Special Mission Electronics	-	6,942	6,942
	$30,205	$31,275	$61,480

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$19,280	$19,280
Goods or services transferred at a point of sale	30,205	11,995	42,200
	$30,205	$31,275	$61,480

	Year Ended April 30, 2020
	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$28,283	$32,588	$60,871
Europe	-	3,250	3,250
Asia	-	7	7
Australia and Other	-	1,743	1,743
	$28,283	$37,588	$65,871

Major Product Lines
Casino Gaming Revenues	$24,246	$-	$24,246
Casino Non-Gaming Revenues	3,721	-	3,721
Professional Services	316	-	316
Aircraft Modification	-	18,142	18,142
Aircraft Avionics	-	5,396	5,396
Special Mission Electronics	-	14,050	14,050
	$28,283	$37,588	$65,871

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$16,313	$16,313
Goods or services transferred at a point of sale	28,283	21,275	49,558
	$28,283	$37,588	$65,871

3.	ACCOUNTS RECEIVABLE, NET, CONTRACT ASSET AND CONTRACT LIABILITY:

Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	2021	2020
Accounts Receivable, net	$1,961	$2,784
Contract Asset	421	195
Contract Liability	5,798	2,189

Accounts Receivables, net consist of $1,961 and $2,784 from customers as of April 30, 2021 and April 30, 2020, respectively. At April 30, 2021, and 2020, the allowance for doubtful accounts was $143 and $143, respectively.

Contract assets are net of progress payments and performance based payments from our customers as well as advance payments from customers totaling $421 and $195 as of April 30, 2021 and 2020. Contract assets increased $226 during 2021, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during 2021 for which we have not yet billed our customers. There were no significant impairment losses related to our contract assets during 2021 and 2020. We expect to bill our customers for the majority of the April 30, 2021 contract assets during fiscal year end 2022.

Contract liabilities increased $3.6 million during 2021, primarily due to payments received in excess of revenue recognized on these performance obligations. During 2021, we recognized $2.1 million of our contract liabilities at April 30, 2020 as revenue. During 2020, we recognized $2.7 million of our contract liabilities at April 30, 2019 as revenue.

4.	DEBT:

Principal amounts of debt at April 30, 2021 and 2020, consist of the following (in thousands):

Promissory Notes	2021	2020

Bank line of credit, available LOC $2.0 million interest at 3.65% due on demand, collateralized by a first and second position on all assets of the Company.	-	-
	$-	$-

Long-Term Debt
Note payable, interest at 6.25% due January 2023, collateralized by an Aircraft Security Agreement.	1,138	1,706

Note payable, interest at 6.25%, due June 2024, collateralized by real estate.	202	224

Note payable, interest at 4.89% due May 2020, collateralized by all of BNSC's assets and compensation due under the State Management Contract, paid off in May 2020.	-	104

Notes payable, interest at 4.5%, due April 2022, collateralized by equipment.	21	42

Note payable, interest at Libor plus 1.75% due March 2029, collateralized by real estate.	1,267	1,426

Note payable, interest at Libor plus 1.75% due March 2029 collateralized by real estate.	581	654

Note payable, interest at 5.32%, this note matures in December 2027, with a balloon payment of $19,250, collateralized by all of BHCMC's assets and compensation due under the State Management Contract.	34,417	-

Note payable, interest at 5.83%, due December 2025, collateralized by all of BHCMC's assets and compensation due under the State Management Contract.	6,533	-

Paycheck Protection Program loan, this loan advance was received for the aerospace segment. In May 2020 the Company returned these loan proceeds.	-	1,283

Paycheck Protection Program loan, interest at 1%, this loan was received for the management services segment. In June 2021, the Company received notice of forgiveness from the Small Business Administration.	2,001	-

	46,160	5,439
Less: Origination fees	372	-
	45,788	5,439
Less: Current maturities	5,972	2,228
	$39,816	$3,211

Maturities of long-term debt are as follows:

Year Ending April 30	Amount
2022	$6,031
2023	3,940
2024	3,407
2025	3,409
2026	2,944
Thereafter	26,429
$46,160

5.	LEASE RIGHT-TO-USE:

On May 1, 2019, the Company adopted ASU 2016-02 Leases – Topic 842. ASU 2016-02 requires that on the balance sheet a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

We lease the casino as well as hangar and office space with initial lease terms of two, five, and fifty years.

	April 30, 2021	April 30, 2020
Finance lease right-of-use assets	$3,099	$44,349
Less accumulated depreciation	436	2,844
Total	$2,663	$41,505

Future minimum lease payments for assets under capital leases at April 30, 2021 are as follows:

2022	$255
2023	249
2024	254
2025	129
2026	105
Thereafter	7,120
Total minimum lease payments	8,112
Less amount representing interest	5,246
Present value of net minimum lease payments	2,866
Less current maturities of finance lease liability	107
Finance lease liability, net of current maturities	$2,759

Financial and Other Covenants

We are in compliance with our covenants at April 30, 2021.

6.	Boot Hill Casino Building and Land Purchase:

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

Purchase price of casino building and related land	$41,250

Note payable, collaterialized by all of BHCMC's assets and compensation due under the State Management Contract. The interest rate is 5.32%. This note matures in December 2027, with a balloon payment of $19,250.	$35,000
Note payable, collaterialized by all of BHCMC's assets and compensation due under the State Management Contract. The interest rate is 5.83%. This note matures in December 2025.	$7,000
Total	$42,000

Lease right-to-use asset	$41,250
Accumulated depreciation	$(4,169)
Net	$37,081

Lease liability	$39,709

7.	INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2021 and 2020 are as follows (in thousands):

	April 30, 2021	April 30, 2020
Deferred tax liabilities:
Depreciation and amortization	$(643)	$(760)
Deferred compensation, restricted stock	(521)	(196)
Total deferred tax liabilities	(1,164)	(956)

Deferred tax assets:
Accounts receivable allowance	39	39
Inventory and other allowances	187	185
Lease right-to-use	451	-
Vacation accruals	37	65
Jackpot reserves	50	42
Total deferred tax assets	764	331
Less valuation allowance	-	-
Net deferred tax liability	$(400)	$(625)

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	April 30, 2021	April 30, 2020
Statutory federal income tax rate expense, net of noncontrolling interest	21.00%	21.00%
State income tax, net of federal benefits	5.59%	5.10%
Permanent tax	5.36%	1.46%
Other	-15.00%	-3.60%
	16.95%	23.96%

Income tax expense:
Deferred income tax (benefit)	$(225)	$(260)
Current income tax	536	1,594
Total income tax expense	$311	$1,334

Current income tax expense of $536 and $1,594 are comprised of $328 and $1,151 in federal income tax and $208 and $443 in state income tax for the years ended April 30, 2021 and 2020, respectively.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its financial condition, results of operations or cashflow. Therefore, no reserve for uncertain income tax position, interest or penalties, have been recorded.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. Federal tax examinations for tax years beginning on May 1, 2016 and prior. There are no current tax examinations.

8.	STOCKHOLDERS' EQUITY:

Common Stock Transactions

During the year ended April 30, 2021, we issued 1,400,705 shares valued at $721 as the contribution to the Company 401(k) profit sharing plan.

During the year ended April 30, 2020, we issued 1,711,555 shares valued at $676 as the contribution to the Company 401(k) profit sharing plan.

9.	STOCK OPTIONS AND INCENTIVE PLANS

In November 2016, the shareholders approved and adopted the Butler National Corporation 2016 Equity Incentive Plan. The maximum number of shares of common stock that may be issued under the Plan is 12.5 million.

On April 12, 2019, the Company granted 2.5 million restricted shares to employees. These shares have voting rights at date of grant and become fully vested and non-forfeitable on April 11, 2024. The restricted shares were valued at $0.38 per share, for a total of $950. On March 17, 2020, the Company granted 5.0 million restricted shares to employees. These shares have voting rights at date of grant and become fully vested and non-forfeitable on March 16, 2025. The restricted shares were valued at $0.41 per share, for a total of $2.0 million. The deferred compensation related to these grants will be expensed on the financial statements over the five year vesting period. No other equity awards have been made under the plan. During the year ended April 30, 2021, 50,000 shares were forfeited. There were no forfeitures during the year ended April 30, 2020.

For the year ended April 30, 2021 and 2020, the Company expensed $592 and $224, respectively.

10.	STOCK REPURCHASE PROGRAM:

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4,000 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2022.

The table below provides information with respect to common stock purchases by the Company during the year ended April 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$750
Shares purchased in prior periods	2,127,051	$0.31	2,127,051	$94
Increase in program authorization April 2019 (b)	-	$-	-	$1,569
Quarter ended July 31, 2019 (a)	120,821	$0.35	120,821	$1,526
Increase in program authorization October 2019 (c)	-		-	$3,301
Quarter ended October 31, 2019 (a)	206,050	$0.46	206,050	$3,206
Quarter ended January 31, 2020 (a)	267,468	$0.70	267,468	$3,019
Quarter ended April 30, 2020 (a)	25	$0.41	25	$3,019
Quarter ended July 31, 2020 (a)	212,000	$0.51	212,000	$2,911
Quarter ended October 31, 2020 (a)	152,915	$0.50	152,915	$2,835
Quarter ended January 31, 2021 (a)	-	$-	-	$2,835
Quarter ended April 30, 2021 (a)	17,303	$0.65	17,303	$2,823
Total	3,103,633	$0.38	3,103,633

(a)	These shares of common stock purchased were purchased through private transactions
(b)	Board of Directors increased program authorization from $750 to $2,225
(c)	Board of Directors increased program authorization from $2,225 to $4,000

11.	COMMITMENTS AND CONTINGENCIES:

Litigation:

From time to time we may be a defendant and/or plaintiff in various other legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of July 16, 2021, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party averse to our company or has a material interest averse to us.

12.	RELATED-PARTY TRANSACTIONS:

We paid consulting fees of $135 and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2021 and 2020 respectively.

Included in accrued liabilities are $659 and $748 as of April 30, 2021 and 2020 respectively for amounts owed to our CEO for accrued compensation.

Included in other assets at April 30, 2021 and 2020 is $780 owed to us by the noncontrolling company of BHCMC, LLC for costs incurred on their behalf.

In fiscal 2021, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart), son (Craig Stewart) and son-in-law (Jeff Shinkle) of Clark D. Stewart, an executive officer, as an engineer, Vice President, and an architect. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table shown in the most recent Proxy Statement resulting in compensation of $353, $503 and $255, respectively, for fiscal 2021 and $533, $743 and $282, respectively, for fiscal 2020.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

13.	401(k) PROFIT SHARING PLAN:

We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however, there are only two entry dates per calendar year. The Plan may match subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6 percent of the employee's salary, and a portion of the Company’s profits. Employees are 100 percent vested in the employer's contributions immediately. Our matching contribution, as approved by the Board of Directors was paid in common stock of the Company.  The contribution amount was valued at the market price of the stock contributed in 2021 and 2020 was approximately $721 and $676 respectively.

14.	SEGMENT REPORTING AND SALES BY MAJOR CUSTOMER:

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

Special mission electronics principally includes the manufacture, sale, and service of electronics upgrades for classic weapon control systems used on military aircraft and vehicles. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona ("Avionics").

Butler Avionics sells, installs and repairs aircraft avionics equipment (airplane radio equipment and flight control systems). These systems are flight display systems which include intuitive touchscreen controls with large display to give users unprecedented access to high-resolution terrain mapping, graphical flight planning, geo-referenced charting, traffic display, satellite weather and much more. Butler Avionics is also recognized nationwide for its troubleshooting and repair work particularly on autopilot systems.

Professional Services:

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state-owned casino".

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Year Ended April 30, 2021	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$29,951	$21,750	$2,583	$6,942	$254	$61,480
Interest expense	2,847	251	-	27	13	3,138
Depreciation and amortization	3,060	191	7	135	149	3,542

Year Ended April 30, 2020	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$27,967	$18,142	$5,396	$14,050	$316	$65,871
Interest expense	4,060	297	-	1	10	4,368
Gain on sale of airplanes	-	642	-	-	-	642
Depreciation and amortization	3,740	168	8	111	138	4,165

Our Chief Operating Decision Maker (CODM) does not evaluate operating segments using asset or liability information.

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	2021	2020
Aerospace Products – one customer in 2021, two customers in 2020	10.6%	32.6%
Professional Services	-	-

In fiscal 2021 the Company derived 24.6% of total revenue from five Aerospace customers. The top customer provided 10.6% of total revenue while the next top four customers ranged from 2.3% to 6.2%.

15.	FAIR VALUE MEASUREMENTS:

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Long-term debt	$-	$-	$45,788	$45,788
	$-	$-	$45,788	$45,788

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of April 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Fair Value
Long-term debt	$-	$-	$5,439	$5,439
	$-	$-	$5,439	$5,439

16.	SUBSEQUENT EVENTS:

In June 2021, the Company received notice of forgiveness from the Small Business Administration for its $2,001 Paycheck Protection Program loan.

The Company evaluated its April 30, 2021 consolidated financial statements for subsequent events through July 16, 2021, the filing date of this report. The Company is not aware of any other subsequent events that would require recognition or disclosure in the consolidated financial statements.