Form 10-Q
period 2021-07-31
BUTLER NATIONAL CORP
filed 2021-09-10
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 10, 2021 was 75,366,749 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of July 31, 2021 and April 30, 2021

(in thousands except per share data)

	July 31, 2021	April 30, 2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$20,585	$22,022
Accounts receivable, net of allowance for doubtful accounts	2,957	1,961
Inventories
Parts and raw materials	4,817	4,829
Work in process	3,570	3,657
Finished goods	68	82
Total inventory, net of allowance	8,455	8,568
Contract asset	578	421
Prepaid expenses and other current assets	1,521	1,496
Total current assets	34,096	34,468

PROPERTY, PLANT AND EQUIPMENT:
Lease right-to-use assets	3,099	3,099
Construction in progress	1,484	1,170
Land	4,751	4,751
Building and improvements	39,762	39,747
Aircraft	9,138	9,138
Machinery and equipment	4,670	4,253
Office furniture and fixtures	11,074	10,699
Leasehold improvements	4,032	4,032
	78,010	76,889
Accumulated depreciation	(21,344)	(20,519)
Total property, plant and equipment	56,666	56,370

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $8,356 at July 31, 2021 and $8,041 at April 30, 2021)	8,011	8,211

OTHER ASSETS:
Other assets (net of accumulated amortization of $11,060 at July 31, 2021 and $10,886 at April 30, 2021)	2,730	2,872
Total other assets	2,730	2,872
Total assets	$101,503	$101,921

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,976	$5,972
Current maturities of lease liability	100	107
Accounts payable	2,316	1,893
Contract liability	2,804	5,798
Gaming facility mandated payment	1,231	1,458
Compensation and compensated absences	1,628	1,862
Income taxes payable	843	212
Other current liabilities	345	265
Total current liabilities	13,243	17,567

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	38,823	39,816
Lease liability, net of current maturities	2,732	2,759
Deferred tax liability, net	400	400
Total long-term liabilities	41,955	42,975
Total liabilities	55,198	60,542

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; $100 Class A, 9.8%, cumulative if earned liquidation and redemption value; $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 79,070,382 shares, and outstanding 75,366,749 shares at July 31, 2021 and issued 79,070,382 shares, and outstanding 75,366,749 shares at April 30, 2021	790	790
Capital contributed in excess of par	17,048	16,900
Treasury stock at cost, 3,703,633 shares at July 31, 2021 and 3,703,633 shares at April 30, 2021	(1,909)	(1,909)
Retained earnings	22,486	19,580
Total Butler National Corporation's stockholders' equity	38,415	35,361
Noncontrolling interest in BHCMC, LLC	7,890	6,018
Total stockholders' equity	46,305	41,379
Total liabilities and stockholders' equity	$101,503	$101,921

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED July 31, 2021 AND 2020

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	July 31,
	2021	2020
REVENUE:
Professional Services	$9,726	$5,352
Aerospace Products	8,419	7,637
Total revenue	18,145	12,989

COSTS AND EXPENSES:
Cost of Professional Services	3,701	3,410
Cost of Aerospace Products	6,012	5,100
Marketing and advertising	1,204	953
Employee benefits	575	585
Depreciation and amortization	702	1,043
General, administrative and other	1,929	1,770
Total costs and expenses	14,123	12,861

OPERATING INCOME	4,022	128

OTHER INCOME (EXPENSE):
Interest expense	(614)	(588)
Forgiveness of debt	2,001	-
Total other income (expense)	1,387	(588)

INCOME (LOSS) BEFORE INCOME TAXES	5,409	(460)

PROVISION (BENEFIT) FOR INCOME TAXES
Provision (benefit) for income taxes	631	(6)

NET INCOME (LOSS)	4,778	(454)
Net (income) loss attributable to noncontrolling interest in BHCMC, LLC	(1,872)	439
NET INCOME (LOSS) ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$2,906	$(15)

BASIC EARNINGS PER COMMON SHARE	$0.04	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	75,366,749	74,386,184

DILUTED EARNINGS PER COMMON SHARE	$0.04	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	75,366,749	74,386,184

See accompanying notes to condensed consolidated financial statements (unaudited)

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three months ended July 31, 2021 and 2020

(dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2020	77,719,677	$777	$15,600	3,321,415	$(1,713)	$18,147	$32,811	$4,993	$37,804

Stock repurchase	-	-	-	212,000	(108)	-	(108)	-	(108)

Deferred compensation, restricted stock	-	-	150	-	-	-	150	-	150

Net Loss	-	-	-	-	-	(15)	(15)	(439)	(454)

Balance, July 31, 2020	77,719,677	$777	$15,750	3,533,415	$(1,821)	$18,132	$32,838	$4,554	$37,392

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2021	79,070,382	$790	$16,900	3,703,633	$(1,909)	$19,580	$35,361	$6,018	$41,379

Deferred compensation, restricted stock	-	-	148	-	-	-	148	-	148

Net Income	-	-	-	-	-	2,906	2,906	1,872	4,778

Balance, July 31, 2021	79,070,382	$790	$17,048	3,703,633	$(1,909)	$22,486	$38,415	$7,890	$46,305

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three months ended July 31, 2021 and 2020

(in thousands)

(unaudited)

	THREE MONTHS ENDED
	July 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,778	$(454)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,314	1,606
Forgiveness of debt	(2,001)	-
Deferred compensation, restricted stock	148	150

Changes in operating assets and liabilities
Accounts receivable	(996)	(1,046)
Inventories	113	(1,425)
Contract assets	(157)	95
Prepaid expenses and other current assets	(18)	(242)
Accounts payable	423	394
Contract liability	(2,994)	4,567
Lease liability	-	(276)
Accrued liabilities	(234)	(815)
Gaming facility mandated payment	(227)	(92)
Income tax payable	631	(6)
Other liabilities	80	40
Net cash provided by operating activities	860	2,496

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,275)	(1,977)
Net cash used in investing activities	(1,275)	(1,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	-	2,001
Repayments of long-term debt	(988)	(1,595)
Payments on lease liability	(34)	-
Repurchase of common stock	-	(108)
Net cash provided by (used in) financing activities	(1,022)	298

NET INCREASE (DECREASE) IN CASH	(1,437)	817

CASH, beginning of period	22,022	16,793

CASH, end of period	$20,585	$17,610

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$630	$584
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2021. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2021 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2022.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income Per Share: Butler National Corporation (“the Company”) follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings per share would be excluded. The number of potential common shares as of July 31, 2021 is 75,366,749.

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

4. Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended July 31, 2021
	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$9,726	$7,443	$17,169
Europe	-	842	842
Asia	-	88	88
Australia and Other	-	46	46
	$9,726	$8,419	$18,145

Major Product Lines
Casino Gaming Revenues	$8,589	$-	$8,589
Casino Non-Gaming Revenues	1,066	-	1,066
Professional Services	71	-	71
Aircraft Modification	-	5,782	5,782
Aircraft Avionics	-	875	875
Special Mission Electronics	-	1,762	1,762
	$9,726	$8,419	$18,145

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$5,275	$5,275
Goods or services transferred at a point of sale	9,726	3,144	12,870
	$9,726	$8,419	$18,145

	Three Months Ended July 31, 2020
	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$5,352	$6,059	$11,411
Europe	-	889	889
Asia	-	-	-
Australia and Other	-	689	689
	$5,352	$7,637	$12,989

Major Product Lines
Casino Gaming Revenues	$4,798	$-	$4,798
Casino Non-Gaming Revenues	509	-	509
Professional Services	45	-	45
Aircraft Modification	-	4,793	4,793
Aircraft Avionics	-	915	915
Special Mission Electronics	-	1,929	1,929
	$5,352	$7,637	$12,989

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$3,121	$3,121
Goods or services transferred at a point of sale	5,352	4,516	9,868
	$5,352	$7,637	$12,989

5. Accounts receivable, net, contract asset and contract liability:

Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	July 31,	April 30,
	2021	2021
Accounts Receivable, net	$2,957	$1,961
Contract Asset	578	421
Contract Liability	2,804	5,798

Accounts receivable, net consist of $2,957 and $1,961 from customers as of July 31, 2021 and April 30, 2021, respectively. At July 31, 2021 and April 30, 2021, the allowance for doubtful accounts was $143 and $143, respectively.

Contract assets are net of progress payments and performance based payments from our customers as well as advance payments from customers totaling $578 and $421 as of July 31, 2021 and April 30, 2021. Contract assets increased $157 during the quarter ended July 31, 2021, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the quarter ended July 31, 2021 for which we have not yet billed our customers. There were no significant impairment losses related to our contract assets during the quarter ended July 31, 2021. We expect to bill our customers for the majority of the July 31, 2021 contract assets during fiscal year end 2022.

Contract liabilities decreased $3.0 million during the quarter ended July 31, 2021, primarily due to revenue recognized on these performance obligations in excess of payments received.

6. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Significant estimates include assumptions about percentage-of-completion, collection of accounts receivable, the valuation, and recognition of stock-based compensation expense, valuation for deferred tax assets and useful life of fixed assets.

7. Inventories: Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Inventories include material, labor and factory overhead required in the production of our products.

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At July 31, 2021 and April 30, 2021, the estimate of obsolete inventory was $691 and $691 respectively.

8. Research and Development: We invested in research and development activities. The amount invested in the three months ended July 31, 2021 and 2020 was $326 and $763 respectively.

9. Debt: At July 31, 2021, the Company was utilizing a promissory note in the form of a line of credit totaling $2,000. The unused line at July 31, 2021 was $2,000. The interest rate on this promissory note is 3.65%. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At  July 31, 2021, there was one note collateralized by all of BHCMC's assets and compensation due under the State Management contract with a balance of $33,680 (net of unamortized deferred finance costs of $299). The interest rate on this note is 5.32%. This note matures in December 2027, with a balloon payment of $19,250.

At  July 31, 2021, there was one note collateralized by all of BHCMC's assets and compensation due under the State Management contract with a balance of $6,126 (net of unamortized deferred finance costs of $58). The interest rate on this note is 5.83%. This note matures in December 2025.

At July 31, 2021, there was one note with an interest rate of 6.25% collateralized by aircraft security agreements totaling $991. This note was used for the purchase and modifications of collateralized aircraft. This note matures in January 2023.

At July 31, 2021, there is one note totaling $197 collateralized by real estate in Dodge City, Kansas. The interest rate on this note is 6.25%. This note matures in June 2024.

At July 31, 2021, there is one note collateralized by equipment with a balance of $16. The interest rate on this note is 4.5%. This note matures in April 2022.

At July 31, 2021, there is a note payable collateralized by real estate with a balance of $1,227. The interest rate on this note is at LIBOR plus 1.75%. This note matures in March 2029.

At July 31, 2021, there is a note payable collateralized by real estate with a balance of $562. The interest rate on this note is at LIBOR plus 1.75%. This note matures in March 2029.

In May 2020, the Company received a Paycheck Protection Program (PPP) loan for $2,001. In June 2021, the Company received notice of forgiveness from the Small Business Administration.

We are not in default of any of our notes as of July 31, 2021.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2021 and beyond.

10. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $5,966 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, JET autopilot intellectual property of $1,417 and miscellaneous other assets of $907. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024. The State of Kansas approved a renewal management contract and an amendment to the current management contract for our Professional Services company BNSC via BHCMC. The renewal will take effect December 15, 2024, and continue to 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is being amortized over a period of fifteen years.

11. Stock Options and Incentive Plans:

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

For the three months ended July 31, 2021 and July 31, 2020, the Company expensed $148 and $150, respectively.

12. Stock Repurchase Program

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4,000 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2022.

The table below provides information with respect to common stock purchases by the Company through July 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods	2,721,415	$0.36	2,721,415	$3,019
Quarter ended July 31, 2020 (a)	212,000	$0.51	212,000	$2,911
Quarter ended October 31, 2020 (a)	152,915	$0.50	152,915	$2,835
Quarter ended January 31, 2021 (a)	-	$-	-	$2,835
Quarter ended April 30, 2021 (a)	17,303	$0.65	17,303	$2,823
Quarter ended July 31, 2021 (a)	-	$-	-	$2,823
Total	3,103,633	$0.38	3,103,633

(a)	These shares of common stock were purchased through a private transaction

13. Lease Right-to-Use

On May 1, 2019, the Company adopted ASU 2016-02 Leases – Topic 842. ASU 2016-02 requires that on the balance sheet a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

We lease hangars and office space with initial lease terms of two, five, and fifty years.

July 31, 2021
Lease right-to-use assets	$3,099
Less accumulated depreciation	488
Total	$2,611

Future minimum lease payments for assets under capital leases at July 31, 2021 are as follows:

2022	$246
2023	251
2024	242
2025	103
2026	106
Thereafter	7,093
Total minimum lease payments	8,041
Less amount representing interest	5,209
Present value of net minimum lease payments	2,832
Less current maturities of lease liability	100
Lease liability, net of current maturities	$2,732

14. Segment Reporting and Sales by Major Customer:

Industry Segmentation

Current Activities - The Company focuses on two primary activities, Professional Services and Aerospace Products.

Aerospace Products:

Aircraft Modifications principally includes the modification of customer and company owned business-size aircraft for specific operations or special missions such as addition of aerial photography capabilities and ISR modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon").

Special mission electronics principally includes the manufacture, sale, and service of electronics upgrades for classic weapon control systems used on commercial and military aircraft and vehicles. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona.

Butler Avionics sells, installs and repairs aircraft avionics equipment (airplane radio equipment and flight control systems). These systems are flight display systems which include intuitive touchscreen controls with large display that enhance pilot situational awareness and give users unprecedented access to high-resolution terrain mapping, graphical flight planning, geo-referenced charting, traffic display, satellite weather and much more. Butler Avionics is also recognized nationwide for its troubleshooting and repair work particularly on autopilot systems.

Professional Services:

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state-owned casino".

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Three Months Ended July 31, 2021	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,655	$5,782	$875	$1,762	$71	$18,145
Interest expense	548	55	-	6	5	614
Depreciation and amortization	578	45	2	33	44	702
Operating income (loss)	3,544	1,143	(19)	503	(1,149)	4,022

Three Months Ended July 31, 2020	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$5,307	$4,793	$915	$1,929	$45	$12,989
Interest expense	502	67	-	8	11	588
Depreciation and amortization	928	46	2	32	35	1,043
Operating income (loss)	(610)	916	200	599	(977)	128

Our Chief Operating Decision Maker (CODM) does not evaluate operating segments using asset or liability information.

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020
Aerospace Products – one customer in the three months ended July 31, 2021, one customer in the three months ended July 31, 2020	10.7%	11.4%
Professional Services	-	-

In three months ended July 31, 2021 the Company derived 35.0% of total revenue from five Aerospace customers. The top customer provided 10.7% of total revenue while the next top four customers ranged from 3.8% to 9.7%.

15. COVID- 19 Overview:

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

Our professional services operations at the Boot Hill Casino & Resort was forced to close from March 18, 2020 thru May 21, 2020.  The casino reopened to the public on May 22, 2020 with reduced hours to allow for extra time for cleaning and sanitizing in accordance with CDC guidelines and limited number of games and food offerings. We are also continuing to enforce social distancing measures throughout the casino and are subject to state mandated restrictions.  Since reopening the Boot Hill Casino & Resort we have experienced lower customer headcount, which has been off-set by a larger net revenue per customer.

The COVID-19 pandemic impacted our business operations and financial results beginning in the fourth quarter of fiscal 2020 and continues to impact us. We face numerous uncertainties in estimating the direct and indirect effects on our present and future business operations, financial condition, results of operations, and liquidity. Due to several rapidly changing variables related to the COVID-19 pandemic, we cannot reasonably estimate future economic trends and the timing of when stability will return.

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

16. Extension of the Shareholder Rights Plan:

On July 22, 2021, the Company extended the shareholder rights plan between the Company and UMB Bank, N.A. as rights agent dated as of August 2, 2011 (the “Rights Plan”). The Rights Plan is intended to protect the interests of the Company’s stockholders and enable them to realize the full potential value of their investment by reducing the likelihood that any person or group gains control of the Company, through open market accumulation or other tactics, without appropriately compensating all stockholders. Pursuant to the Rights Plan, the Company issued, by means of a dividend, one preferred share purchase right (a "Right") for each outstanding share of our Common Stock to shareholders of record on the close of business on August 2, 2011. Shares issued after August 2, 2011 also include one Right. Until triggering event, these Rights will trade with, and be represented by, the shares of our Common Stock. The Rights will generally become exercisable only if any person (or any persons acting as a group) acquires 15% or more of our outstanding Common Stock (the “Acquiring Person”) in a transaction not approved by the Board, subject to certain exceptions.

If the Rights become exercisable, all holders of Rights, other than the Acquiring Person, will be entitled to acquire shares of the Company’s common stock at a 50% discount. In such situation, Rights held by the Acquiring Person would become void and will not be exercisable.

Each Right entitles the registered holder to purchase from the Company one two-hundredth of a share of Series C Participating Preferred Stock, par value $5.00 per share (the “Preferred Shares”), of the Company at a price of $10 per one two-hundredth of a Participating Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. Unless a triggering event occurs, the value of the Right is considered de minimis.

Unless earlier redeemed, terminated or exchanged pursuant to the terms of the Rights Plan, or the Rights Plan is extended, the Rights will expire at the close of business on  August 2, 2031. The Board may terminate the Rights Plan before that date if the Board determines that there is no longer a threat to shareholder value.

17. Subsequent Events:

The Company evaluated its July 31, 2021 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

Forward-Looking Statements

Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2021, and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2021, including the following factors:

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

We have two separate reporting segments: Aerospace Products and Professional Services. Aerospace Products and Professional Services do not share the same customers and suppliers and have substantially distinct businesses. The Aerospace Products operating segment provides products and services in the aerospace industry. Companies in Aerospace Products derive their revenue from system design, engineering, manufacturing, integration, installation, repairing, overhauling, servicing and distribution of aerostructures, avionics, aircraft components, accessories, subassemblies and systems. The Professional Services operating segment provides services in the gaming industry. Professional Services companies manage a gaming and entertainment facility and provide architectural and engineering services. These reporting segments operate through various subsidiaries and affiliates listed in the Company’s fiscal year 2021 Annual Report on Form 10-K.

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

Professional Services. The Professional Services segment includes the management of a gaming facility and related dining and entertainment facilities in Dodge City, Kansas. Boot Hill Casino and Resort features approximately 645 slot machines and 20 table games. Due to COVID-19, Boot Hill Casino and Resort currently operates 520 slot machines and 16 table games. Companies in Professional Services also provide licensed architectural services, including commercial and industrial building design, and engineering services.

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

Our professional services operations at the Boot Hill Casino & Resort was forced to close from March 18, 2020 thru May 21, 2020.  The casino reopened to the public on May 22, 2020 with reduced hours to allow for extra time for cleaning and sanitizing in accordance with CDC guidelines and limited number of games and food offerings. We are also continuing to enforce social distancing measures throughout the casino and are subject to state mandated restrictions.  Since reopening the Boot Hill Casino & Resort we have experienced lower customer headcount, which has been off-set by a larger net revenue per customer.

The COVID-19 pandemic impacted our business operations and financial results beginning in the fourth quarter of fiscal 2020 and continues to impact us. We face numerous uncertainties in estimating the direct and indirect effects on our present and future business operations, financial condition, results of operations, and liquidity. Due to several rapidly changing variables related to the COVID-19 pandemic, we cannot reasonably estimate future economic trends and the timing of when stability will return.

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

Results Overview

The three months ended July 31, 2021 revenue increased 40% to $18.1 million compared to $13.0 million in the three months ended July 31, 2020. In the three months ended July 31, 2021 the professional services revenue was $9.7 million compared to $5.4 million in the three months ended July 31, 2020, an increase of 82%. In the three months ended July 31, 2021 the Aerospace Products revenue was $8.4 million compared to $7.6 million in the three months ended July 31, 2020, an increase of 10%.

The three months ended July 31, 2021 net income increased to $2.9 million compared to a net loss of $15 in the three months ended July 31, 2020.  The three months ended July 31, 2021, operating income increased to $4.0 million from an operating income of $128 in the three months ended July 31, 2020.

RESULTS OF OPERATIONS

THREE MONTHS ENDING JULY 31, 2021 COMPARED TO THREE MONTHS ENDING JULY 31, 2020

(dollars in thousands)	Three Months Ended July 31, 2021	Percent of Total Revenue	Three Months Ended July 31, 2020	Percent of Total Revenue	Percent Change 2020-2021
Revenue:
Professional Services	$9,726	54%	$5,352	41%	82%
Aerospace Products	8,419	46%	7,637	59%	10%
Total revenue	18,145	100%	12,989	100%	40%

Costs and expenses:
Costs of Professional Services	3,701	20%	3,410	26%	9%
Cost of Aerospace Products	6,012	33%	5,100	39%	18%
Marketing and advertising	1,204	7%	953	7%	26%
Employee benefits	575	3%	585	5%	-2%
Depreciation and amortization	702	4%	1,043	8%	-33%
General, administrative and other	1,929	11%	1,770	14%	9%
Total costs and expenses	14,123	78%	12,861	99%	10%
Operating income	$4,022	22%	$128	1%	3042%

Revenue:

Revenue increased 40% to $18.1 million in the three months ended July 31, 2021, compared to $13.0 million in the three months ended July 31, 2020. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 82% for the three months to $9.7 million at July 31, 2021 compared to $5.4 million at July 31, 2020.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 10% for the three months to $8.4 million at July 31, 2021 compared to $7.6 million at July 31, 2020.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased 10% in the three months ended July 31, 2021 to $14.1 million compared to $12.9 million in the three months ended July 31, 2020. Costs and expenses were 78% of total revenue in the three months ended July 31, 2021, as compared to 99% of total revenue in the three months ended July 31, 2020.

Costs of Professional Services increased 9% in the three months ended July 31, 2021 to $3.7 million compared to $3.4 million in the three months ended July 31, 2020. Costs were 20% of total revenue in the three months ended July 31, 2021, as compared to 26% of total revenue in the three months ended July 31, 2020.

Costs of Aerospace Products increased 18% in the three months ended July 31, 2021 to $6.0 million compared to $5.1 million for the three months ended July 31, 2020. Costs were 33% of total revenue in the three months ended July 31, 2021, as compared to 39% of total revenue in the three months ended July 31, 2020.

Marketing and advertising expenses increased 26% in the three months ended July 31, 2021, to $1.2 million compared to $1.0 million in the three months ended July 31, 2020. Expenses were 7% of total revenue in the three months ended July 31, 2021, as compared to 7% of total revenue in the three months ended July 31, 2020. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 3% in the three months ended July 31, 2021, compared to 5% in the three months ended July 31, 2020. These expenses decreased 2% to $575 in the three months ended July 31, 2021, from $585 in the three months ended July 31, 2020. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 4% in the three months ended July 31, 2021, compared to 8% in the three months ended July 31, 2020. These expenses decreased 33% to $702 in the three months ended July 31, 2021 from $1.0 million in the three months ended July 31, 2020. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the initial term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the three months ended July 31, 2021 was $578 compared to $928 in the three months ended July 31, 2020.

General, administrative and other expenses as a percent of total revenue was 11% in the three months ended July 31, 2021, compared to 14% in the three months ended July 31, 2020. These expenses increased 9% to $1.9 million in the three months ended July 31, 2021, from $1.8 million in the three months ended July 31, 2020.

Other expense:

Interest expense was $614 in the three months ended July 31, 2021, compared with interest expense of $588 in the three months ended July 31, 2020. Interest related to obligations of BHCMC, LLC was $548 in the three months ended July 31, 2021 compared to $502 million in the three months ended July 31, 2020.

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

The following table presents a summary of our operating segment information for the three months ended July 31, 2021 and July 31, 2020:

(dollars in thousands)	Three Months Ended July 31, 2021	Percent of Total Revenue	Three Months Ended July 31, 2020	Percent of Total Revenue	Percent Change 2020-2021
Professional Services
Revenue
Boot Hill Casino	$9,655	99%	$5,307	99%	82%
Management/Professional Services	71	1%	45	1%	58%
Revenue	9,726	100%	5,352	100%	82%

Costs of Professional Services	3,701	38%	3,410	64%	9%
Expenses	3,031	31%	2,733	51%	11%
Total costs and expenses	6,732	69%	6,143	115%	10%
Professional Services operating income (loss) before noncontrolling interest in BHCMC, LLC	$2,994	31%	$(791)	-15%	N/A

(dollars in thousands)	Three Months Ended July 31, 2021	Percent of Total Revenue	Three Months Ended July 31, 2020	Percent of Total Revenue	Percent Change 2020-2021
Aerospace Products
Revenue	$8,419	100%	$7,637	100%	10%

Costs of Aerospace Products	6,012	71%	5,100	67%	18%
Expenses	1,379	17%	1,618	21%	-15%
Total costs and expenses	7,391	88%	6,718	88%	10%

Aerospace Products operating income	$1,028	12%	$919	12%	12%

Professional Services

●

Revenue from Professional Services increased 82% for the three months ended July 31, 2021 to $9.7 million compared to $5.4 million for the three months ended July 31, 2020.

In the three months ended July 31, 2021 Boot Hill Casino received gross receipts for the State of Kansas of $12.6 million compared to $7.3 million for the three months ended July 31, 2020. Mandated fees, taxes and distributions reduced gross receipts by $3.8 million resulting in gaming revenue of $8.6 million for the three months ended July 31, 2021, compared to a reduction to gross receipts of $2.5 million resulting in gaming revenue of $4.8 million for the three months ended July 31, 2020.  Non-gaming revenue at Boot Hill Casino increased to $1.1 million for the three months ended July 31, 2021, compared to $509 for the three months ended July 31, 2020.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino increased 58% to $71 for the three months ended July 31, 2021, compared to $45 for the three months ended July 31, 2020.

●

Costs of Professional Services increased 9% in the three months ended July 31, 2021 to $3.7 million compared to $3.4 million in the three months ended July 31, 2020. Costs were 38% of segment total revenue in the three months ended July 31, 2021, as compared to 64% of segment total revenue in the three months ended July 31, 2020.

●

Expenses increased 11% in the three months ended July 31, 2021 to $3.0 million compared to $2.7 million in the three months ended July 31, 2020. Expenses were 31% of segment total revenue in the three months ended July 31, 2021, as compared to 51% of segment total revenue in the three months ended July 31, 2020.

Aerospace Products

●

Revenue increased 10% to $8.4 million in the three months ended July 31, 2021, compared to $7.6 million in the three months ended July 31, 2020. The increase in revenue is primarily due to a decrease in avionics business of $207 and an increase in aircraft modification business of $1.0 million.

●

Costs of Aerospace Products increased 18% in the three months ended July 31, 2021 to $6.0 million compared to $5.1 million for the three months ended July 31, 2020.  Costs were 71% of segment total revenue in the three months ended July 31, 2021, as compared to 67% of segment total revenue in the three months ended July 31, 2020.

●

Expenses decreased 15% in the three months ended July 31, 2021 to $1.4 million compared to $1.6 million in the three months ended July 31, 2020.  Expenses were 17% of segment total revenue in the three months ended July 31, 2021, as compared to 21% of segment total revenue in the three months ended July 31, 2020.

Employees

Other than persons employed by our gaming subsidiaries there were 118 full time and 4 part time employees on July 31, 2021, compared to 112 full time and 5 part time employees on July 31, 2020. As of September 3, 2021, staffing is 114 full time and 5 part time employees. Our staffing at Boot Hill Casino & Resort on July 31, 2021 was 161 full time and 55 part time employees compared to 175 full time and 66 part time employees on July 31, 2020. At September 3, 2021 there are 167 full time and 54 part time employees. None of the employees are subject to any collective bargaining agreements.

Liquidity and Capital Resources

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2022 and beyond.

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

Analysis and Discussion of Cash Flow

During the three months ended July 31, 2021 our cash position decreased by $1.4 million. Net income was $4.8 million for the three months ended July 31, 2021. Cash flows provided by operating activities was $860 for the three months ended July 31, 2021. Non-cash activities consisting of depreciation and amortization provided $1.3 million, while deferred compensation provided $148 and forgiveness of debt used $2.0 million. Contract assets decreased our cash position by $157. Contract liability decreased our cash position by $3.0 million. Inventories increased our cash position by $113. Accounts receivable decreased our cash position by $1.0 million. Gaming facility mandated payments decreased our cash position by $227. Prepaid expenses and other assets decreased our cash by $18. An increase in accounts payable, a decrease in accrued expenses, and an increase in other current liabilities increased our cash by $269. Income tax payable increased our cash position by $631.

Cash used in investing activities was $1.3 million for the three months ended July 31, 2021. We invested $115 towards STCs, and $1.1 million on equipment and furnishings.

Cash used by financing activities was $1.0 million for the three months ended July 31, 2021. We made repayments on our debt of $1.0 million. We made payments on our lease liability of $34.

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

Lease Right-to-Use: See footnote 13 to the condensed consolidated financial statements.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2022. From fiscal year 2021 to fiscal year 2022 most of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2022 and 2023.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2021.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the three months ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of July 31, 2021, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
There are no other material changes to the risk factors disclosed under Item 1A of our Form 10-K for the fiscal year ended April 30, 2021.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the first quarter of fiscal 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2021 - May 31, 2021	-	$-	-	$2,823,000
June 1, 2021 - June 30, 2021	-	$-	-	$2,823,000
July 1, 2021 - July 31, 2021	-	$-	-	$2,823,000
Total	-	$-	-

(a) Our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $4,000,000. The timing and amount of any share repurchases will be determined by Butler National's management based on market conditions and other factors. The program is currently authorized through May 1, 2022.

Item 3.		DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.		MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.		OTHER INFORMATION.
None.

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

	4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

	4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

	10.1	Loan Agreement dated December 17, 2020 by BHCMC, L.L.C., BHCRE LLC, and Academy Bank, N.A.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2021 and April 30, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended July 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2021 and 2020, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

September 10, 2021	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

September 10, 2021	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

10.1	Loan Agreement dated December 17, 2020 by BHCMC, L.L.C., BHCRE LLC, and Academy Bank, N.A.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2021 and April 30, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended July 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2021 and 2020, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021, formatted in Inline XBRL (included as Exhibit 101)