Form 10-Q
period 2021-10-31
BUTLER NATIONAL CORP
filed 2021-12-14
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 14, 2021 was 75,360,459 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 31, 2021 and April 30, 2021

(in thousands except per share data)

	October 31, 2021	April 30, 2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$12,925	$22,022
Accounts receivable, net of allowance for doubtful accounts	3,566	1,961
Inventories
Parts and raw materials	4,778	4,829
Work in process	3,609	3,657
Finished goods	72	82
Total inventory, net of allowance	8,459	8,568
Contract asset	1,101	421
Prepaid expenses and other current assets	1,800	1,496
Total current assets	27,851	34,468

PROPERTY, PLANT AND EQUIPMENT:
Lease right-to-use assets	3,099	3,099
Construction in progress	3,142	1,170
Land	4,751	4,751
Building and improvements	39,762	39,747
Aircraft	8,719	9,138
Machinery and equipment	4,692	4,253
Office furniture and fixtures	11,133	10,699
Leasehold improvements	4,032	4,032
	79,330	76,889
Accumulated depreciation	(21,750)	(20,519)
Total property, plant and equipment	57,580	56,370

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $8,674 at October 31, 2021 and $8,041 at April 30, 2021)	8,045	8,211

OTHER ASSETS:
Other assets (net of accumulated amortization of $11,234 at October 31, 2021 and $10,886 at April 30, 2021)	1,790	2,872
Deferred tax asset, net	1,710	-
Total other assets	3,500	2,872
Total assets	$96,976	$101,921

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$5,041	$5,972
Current maturities of lease liability	103	107
Accounts payable	2,743	1,893
Contract liability	1,245	5,798
Gaming facility mandated payment	1,558	1,458
Compensation and compensated absences	1,830	1,862
Income taxes payable	922	212
Other current liabilities	440	265
Total current liabilities	13,882	17,567

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	44,797	39,816
Lease liability, net of current maturities	2,706	2,759
Deferred tax liability, net	-	400
Total long-term liabilities	47,503	42,975
Total liabilities	61,385	60,542

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; $100 Class A, 9.8%, cumulative if earned liquidation and redemption value; $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 79,070,382 shares, and outstanding 75,360,459 shares at October 31, 2021 and issued 79,070,382 shares, and outstanding 75,366,749 shares at April 30, 2021	790	790
Capital contributed in excess of par	11,078	16,900
Treasury stock at cost, 3,709,923 shares at October 31, 2021 and 3,703,633 shares at April 30, 2021	(1,913)	(1,909)
Retained earnings	25,636	19,580
Total Butler National Corporation's stockholders' equity	35,591	35,361
Noncontrolling interest in BHCMC, LLC	-	6,018
Total stockholders' equity	35,591	41,379
Total liabilities and stockholders' equity	$96,976	$101,921

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED October 31, 2021 AND 2020

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	October 31,
	2021	2020
REVENUE:
Professional Services	$9,676	$7,648
Aerospace Products	9,417	8,324
Total revenue	19,093	15,972

COSTS AND EXPENSES:
Cost of Professional Services	3,877	3,418
Cost of Aerospace Products	5,927	6,687
Marketing and advertising	1,267	893
Employee benefits	546	566
Depreciation and amortization	705	1,075
General, administrative and other	2,028	1,646
Total costs and expenses	14,350	14,285

OPERATING INCOME	4,743	1,687

OTHER INCOME (EXPENSE):
Interest expense	(640)	(1,065)
Gain on sale of airplane	75	-
Total other income (expense)	(565)	(1,065)

INCOME BEFORE INCOME TAXES	4,178	622

PROVISION FOR INCOME TAXES
Provision for income taxes	794	120
Deferred income tax	234	-

NET INCOME	3,150	502
Net income attributable to former noncontrolling interest in BHCMC, LLC	-	(181)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$3,150	$321

BASIC EARNINGS PER COMMON SHARE	$0.04	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	75,364,083	74,130,934

DILUTED EARNINGS PER COMMON SHARE	$0.04	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	75,364,083	74,130,934

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE Six MONTHS ENDED October 31, 2021 AND 2020
(in thousands, except per share data)
(unaudited)

	SIX MONTHS ENDED
	October 31,
	2021	2020
REVENUE:
Professional Services	$19,401	$13,001
Aerospace Products	17,836	15,960
Total revenue	37,237	28,961

COSTS AND EXPENSES:
Cost of Professional Services	7,578	6,828
Cost of Aerospace Products	11,939	11,788
Marketing and advertising	2,471	1,845
Employee benefits	1,121	1,151
Depreciation and amortization	1,407	2,118
General, administrative and other	3,956	3,416
Total costs and expenses	28,472	27,146

OPERATING INCOME	8,765	1,815

OTHER INCOME (EXPENSE):
Interest expense	(1,254)	(1,653)
Forgiveness of debt	2,001	-
Gain on sale of airplane	75	-
Total other income (expense)	822	(1,653)

INCOME BEFORE INCOME TAXES	9,587	162

PROVISION FOR INCOME TAXES
Provision for income taxes	1,425	114
Deferred income tax	234	-

NET INCOME	7,928	48
Net (income) loss attributable to former noncontrolling interest in BHCMC, LLC	(1,872)	258
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$6,056	$306

BASIC EARNINGS PER COMMON SHARE	$0.08	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	75,365,416	74,258,559

DILUTED EARNINGS PER COMMON SHARE	$0.08	$0.00

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	75,365,416	74,258,559

See accompanying notes to condensed consolidated financial statements (unaudited)

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE six months ended October 31, 2021 and 2020

(dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2020	77,719,677	$777	$15,600	3,321,415	$(1,713)	$18,147	$32,811	$4,993	$37,804

Stock repurchase	-	-	-	212,000	(108)	-	(108)	-	(108)

Deferred compensation, restricted stock	-	-	150	-	-	-	150	-	150

Net Loss	-	-	-	-	-	(15)	(15)	(439)	(454)

Balance, July 31, 2020	77,719,677	$777	$15,750	3,533,415	$(1,821)	$18,132	$32,838	$4,554	$37,392

Stock repurchase	-	-	-	152,915	(77)	-	(77)	-	(77)

Deferred compensation, restricted stock	-	-	150	-	-	-	150	-	150

Net Income	-	-	-	-	-	321	321	181	502

Balance, October 31, 2020	77,719,677	$777	$15,900	3,686,330	$(1,898)	$18,453	$33,232	$4,735	$37,967

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2021	79,070,382	$790	$16,900	3,703,633	$(1,909)	$19,580	$35,361	$6,018	$41,379

Deferred compensation, restricted stock	-	-	148	-	-	-	148	-	148

Net Income	-	-	-	-	-	2,906	2,906	1,872	4,778

Balance, July 31, 2021	79,070,382	$790	$17,048	3,703,633	$(1,909)	$22,486	$38,415	$7,890	$46,305

Purchase of noncontrolling interest in BHCMC, LLC	-	-	(6,119)	-	-	-	(6,119)	(7,890)	(14,009)

Deferred compensation, restricted stock	-	-	149	-	-	-	149	-	149

Stock repurchase	-	-	-	6,290	(4)	-	(4)	-	(4)

Net Income	-	-	-	-	-	3,150	3,150	-	3,150

Balance, October 31, 2021	79,070,382	$790	$11,078	3,709,923	$(1,913)	$25,636	$35,591	$-	$35,591

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six months ended October 31, 2021 and 2020

(in thousands)

(unaudited)

	SIX MONTHS ENDED
	October 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,928	$48
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,631	3,250
Forgiveness of debt	(2,001)	-
Deferred income tax expense	234	-
Deferred compensation, restricted stock	297	300
Gain on sale of airplane	(75)	-

Changes in operating assets and liabilities
Accounts receivable	(1,605)	514
Income tax receivable	-	(65)
Inventories	109	(893)
Contract assets	(680)	(353)
Prepaid expenses and other current assets	(296)	(456)
Accounts payable	850	793
Contract liability	(4,553)	2,141
Lease liability	(57)	(559)
Accrued liabilities	(32)	(721)
Gaming facility mandated payment	100	64
Income tax payable	710	(206)
Other liabilities	175	143
Net cash provided by operating activities	3,735	4,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,381)	(3,401)
Proceeds from sale of airplane	75	-
Net cash used in investing activities	(3,306)	(3,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	-	2,001
Repayments of long-term debt	(1,863)	(1,804)
Repurchase of common stock	(4)	(185)
Purchase of noncontrolling interest in BHCMC, LLC	(7,659)	-
Net cash provided by (used in) financing activities	(9,526)	12

NET INCREASE (DECREASE) IN CASH	(9,097)	611

CASH, beginning of period	22,022	16,793

CASH, end of period	$12,925	$17,404

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,253	$1,644
Income taxes paid	$715	$385

NON CASH INVESTING AND FINANCING ACTIVITY
Secured notes payable for purchase of noncontrolling interest in BHCMC, LLC, net	$7,914	$-
Notes receivable forgiven as part of purchase of noncontrolling interest in BHCMC, LLC	$780	$-
Deferred tax asset relating to the purchase of noncontrolling interest in BHCMC, LCC	$2,344	$-
Purchase of noncontrolling interest - note receivable and other liabilities	$6,350	$-

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2021. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2021 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2022.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income Per Share: Butler National Corporation (“the Company”) follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings per share would be excluded. The number of potential common shares as of October 31, 2021 is 75,360,459.

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

4. Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended October 31, 2021			Three Months Ended October 31, 2020
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$9,676	$7,522	$17,198	$7,648	$7,027	$14,675
Europe	-	1,114	1,114	-	938	938
Asia	-	675	675	-	2	2
Australia and Other	-	106	106	-	357	357
	$9,676	$9,417	$19,093	$7,648	$8,324	$15,972

Major Product Lines
Casino Gaming Revenues	$8,486	$-	$8,486	$6,771	$-	$6,771
Casino Non-Gaming Revenues	1,087	-	1,087	784	-	784
Professional Services	103	-	103	93	-	93
Aircraft Modification	-	5,910	5,910	-	5,942	5,942
Aircraft Avionics	-	665	665	-	625	625
Special Mission Electronics	-	2,842	2,842	-	1,757	1,757
	$9,676	$9,417	$19,093	$7,648	$8,324	$15,972

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$5,703	$5,703	$-	$5,516	$5,516
Goods or services transferred at a point of sale	9,676	3,714	13,390	7,648	2,808	10,456
	$9,676	$9,417	$19,093	$7,648	$8,324	$15,972

	Six Months Ended October 31, 2021			Six Months Ended October 31, 2020
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$19,401	$14,963	$34,364	$13,001	$13,085	$26,086
Europe	-	1,957	1,957	-	1,828	1,828
Asia	-	763	763	-	2	2
Australia and Other	-	153	153	-	1,045	1,045
	$19,401	$17,836	$37,237	$13,001	$15,960	$28,961

Major Product Lines
Casino Gaming Revenues	$17,074	$-	$17,074	$11,570	$-	$11,570
Casino Non-Gaming Revenues	2,163	-	2,163	1,293	-	1,293
Professional Services	164	-	164	138	-	138
Aircraft Modification	-	11,692	11,692	-	10,735	10,735
Aircraft Avionics	-	1,540	1,540	-	1,539	1,539
Special Mission Electronics	-	4,604	4,604	-	3,686	3,686
	$19,401	$17,836	$37,237	$13,001	$15,960	$28,961

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$10,978	$10,978	$-	$9,560	$9,560
Goods or services transferred at a point of sale	19,401	6,858	26,259	13,001	6,400	19,401
	$19,401	$17,836	$37,237	$13,001	$15,960	$28,961

5. Accounts receivable, net, contract asset and contract liability:

Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	October 31,	April 30,
	2021	2021
Accounts Receivable, net	$3,566	$1,961
Contract Asset	1,101	421
Contract Liability	1,245	5,798

Accounts receivable, net consist of  $3,566 and $1,961 from customers as of  October 31, 2021 and April 30, 2021, respectively. At October 31, 2021 and April 30, 2021, the allowance for doubtful accounts was $143 and $143, respectively.

Contract assets are net of progress payments and performance based payments from our customers as well as advance payments from customers totaling $1,101 and $421 as of October 31, 2021 and April 30, 2021. Contract assets increased $680 during the six months ended October 31, 2021, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the six months ended October 31, 2021 for which we have not yet billed our customers. There were no significant impairment losses related to our contract assets during the six months ended October 31, 2021. We expect to bill our customers for the majority of the October 31, 2021 contract assets during fiscal year end 2022.

Contract liabilities decreased $4,553 during the six months ended October 31, 2021, primarily due to revenue recognized on these performance obligations in excess of payments received.

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

7. Inventories: Inventories are determined on a first-in, first-out basis, valued at net realizable value. Inventories include material, labor and factory overhead required in the production of our products.

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At October 31, 2021 and April 30, 2021, the estimate of obsolete inventory was $691 and $691 respectively.

8. Research and Development: We invested in research and development activities. The amount invested in the six months ended October 31, 2021 and 2020 was $1,196 and $1,744 respectively.

9. Debt: At October 31, 2021, the Company was utilizing a promissory note in the form of a line of credit totaling $2,000. The unused line at October 31, 2021 was $2,000. The interest rate on this promissory note is 3.65%. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At  October 31, 2021, there was one note collateralized by all of BHCMC's assets and compensation due under the State Management contract with a balance of $33,254 (net of unamortized deferred finance costs of $287). The interest rate on this note is 5.32%. This note matures in December 2027, with a balloon payment of $19,250.

At  October 31, 2021, there was one note collateralized by all of BHCMC's assets and compensation due under the State Management contract with a balance of $13,810 (net of unamortized deferred finance costs of $140). The interest rate on this note is 5.83%. This note matures in October 2026.

At October 31, 2021, there was one note with an interest rate of 6.25% collateralized by aircraft security agreements totaling $841. This note was used for the purchase and modifications of collateralized aircraft. This note matures in January 2023.

At October 31, 2021, there is one note totaling $191 collateralized by real estate in Dodge City, Kansas. The interest rate on this note is 6.25%. This note matures in June 2024.

At October 31, 2021, there is one note collateralized by equipment with a balance of $11. The interest rate on this note is 4.5%. This note matures in April 2022.

At October 31, 2021, there is a note payable collateralized by real estate with a balance of $1,187. The interest rate on this note is at LIBOR plus 1.75%. This note matures in March 2029.

At October 31, 2021, there is a note payable collateralized by real estate with a balance of $544. The interest rate on this note is at LIBOR plus 1.75%. This note matures in March 2029.

In May 2020, the Company received a Paycheck Protection Program (PPP) loan for $2,001. In June 2021, the Company received notice of forgiveness from the Small Business Administration.

We are not in default of any of our notes as of October 31, 2021.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2021 and beyond.

10. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $5,980 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, JET autopilot intellectual property of $1,417 and miscellaneous other assets of $127. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024. The State of Kansas approved a renewal management contract and an amendment to the current management contract for our Professional Services company BNSC via BHCMC. The renewal will take effect December 15, 2024, and continue to 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is being amortized over a period of fifteen years.

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

For the six months ended October 31, 2021 and October 31, 2020, the Company expensed $297 and $300, respectively.

12. Stock Repurchase Program

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4,000 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2022.

The table below provides information with respect to common stock purchases by the Company through October 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods	2,933,415	$0.37	2,933,415	$2,911
Quarter ended October 31, 2020 (a)	152,915	$0.50	152,915	$2,835
Quarter ended January 31, 2021 (a)	-	$-	-	$2,835
Quarter ended April 30, 2021 (a)	17,303	$0.65	17,303	$2,823
Quarter ended July 31, 2021 (a)	-	$-	-	$2,823
Quarter ended October 31, 2021 (a)	6,290	$0.62	6,290	$2,819
Total	3,109,923	$0.38	3,109,923

(a)	These shares of common stock were purchased through a private transaction

13. Lease Right-to-Use

On May 1, 2019, the Company adopted ASU 2016-02 Leases – Topic 842. ASU 2016-02 requires that on the balance sheet a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

We lease hangars and office space with initial lease terms of two, five, and fifty years.

October 31, 2021
Lease right-to-use assets	$3,099
Less accumulated depreciation	531
Total	$2,568

Future minimum lease payments for assets under capital leases at October 31, 2021 are as follows:

2022	$247
2023	252
2024	204
2025	104
2026	106
Thereafter	7,067
Total minimum lease payments	7,980
Less amount representing interest	5,171
Present value of net minimum lease payments	2,809
Less current maturities of lease liability	103
Lease liability, net of current maturities	$2,706

14. Purchase of Noncontrolling Interest:

On October 18, 2021, Butler National Service Corporation (“BNSC”), a wholly-owned subsidiary of Butler National Corporation (“Company”), acquired the remaining BHCMC equity and the Company now indirectly owns 100% of BHCMC. BNSC acquired the remaining BHCMC equity from BHC Investment Company L.C. (“Seller”) for approximately $16.4 million paid at closing (the “Transaction”).

The closing was effected pursuant to a Sale and Purchase Agreement for Preferred Member Interest Units between Seller and BNSC (“Purchase Agreement”). BNSC and Seller agreed to utilize an effective date for the Transaction of August 1, 2021.

The Transaction purchase price was paid by a combination of available cash and an $8.0 million borrowing on a commercial loan with Academy Bank, N.A. (“Academy Bank”). BHCMC executed a Loan Modification Agreement with Academy, dated October 18, 2021 (“Manager Loan”) and BNSC executed a guaranty of the obligations thereunder. The Manager Loan amended and restated the original $7.0 million loan executed  December 22, 2020 with Academy to acquire the casino land and buildings. The other $35 million loan executed in connection with the casino land acquisition in 2020 was unchanged by the Transaction. As a result,  approximately $13.8 million is outstanding under the Manager Loan and it remains collateralized by real estate in Dodge City with an interest rate of 5.75% fully amortizing over five years. The Manager Loan will now mature on October 18, 2026.

The following table summarizes the purchase price and accounting of the transaction:

Purchase Price Summary:
Secured notes payable, net of financing costs	$7,914
Forgiven note receivable from seller	780
Cash paid	7,659
Total	$16,353

Accounting Summary:
Capital contributed in excess of par	$6,119
Book basis of the noncontrolling interest in BHCMC, LLC	7,890
Deferred tax asset related to step up in basis	2,344
Total	$16,353

15. Segment Reporting and Sales by Major Customer:

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

Professional Services:

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state-owned casino".

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Three Months Ended October 31, 2021	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,573	$5,910	$665	$2,842	$103	$19,093
Interest expense	576	53	-	5	6	640
Depreciation and amortization	574	44	1	37	49	705
Operating income (loss)	3,075	1,245	(114)	1,485	(948)	4,743

Three Months Ended October 31, 2020	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$7,555	$5,942	$625	$1,757	$93	$15,972
Interest expense	982	65	-	6	12	1,065
Depreciation and amortization	954	47	1	33	40	1,075
Operating income (loss)	1,621	471	(98)	520	(827)	1,687

Six Months Ended October 31, 2021	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$19,237	$11,692	$1,540	$4,604	$164	$37,237
Interest expense	1,124	108	-	11	11	1,254
Depreciation and amortization	1,152	89	3	70	93	1,407
Operating income (loss)	6,619	2,388	(133)	1,988	(2,097)	8,765

Six Months Ended October 31, 2020	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$12,863	$10,735	$1,539	$3,686	$138	$28,961
Interest expense	1,484	132	-	14	23	1,653
Depreciation and amortization	1,882	93	3	65	75	2,118
Operating income (loss)	1,011	1,387	102	1,119	(1,804)	1,815

Our Chief Operating Decision Maker (CODM) does not evaluate operating segments using asset or liability information.

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	Six Months Ended October 31, 2021	Six Months Ended October 31, 2020
Aerospace Products – two customers in the six months ended October 31, 2021, no customers in the six months ended October 31, 2020	23.3%	-
Professional Services	-	-

In the six months ended October 31, 2021 the Company derived 34.4% of total revenue from five Aerospace customers. The top customer provided 12.4% of total revenue while the next top four customers ranged from 2.6% to 10.9%.

16. COVID- 19 Overview:

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

17. Extension of the Shareholder Rights Plan:

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

18. Subsequent Events:

The Company evaluated its October 31, 2021 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

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

Results Overview

The six months ended October 31, 2021 revenue increased 29% to $37.2 million compared to $29.0 million in the six months ended October 31, 2020. In the six months ended October 31, 2021 the professional services revenue was $19.4 million compared to $13.0 million in the six months ended October 31, 2020, an increase of 49%. In the six months ended October 31, 2021 the Aerospace Products revenue was $17.8 million compared to $16.0 million in the six months ended October 31, 2020, an increase of 12%.

The six months ended October 31, 2021 net income increased to $6.1 million compared to a net income of $306 in the six months ended October 31, 2020.  The six months ended October 31, 2021, operating income increased to $8.8 million from an operating income of $1.8 million in the six months ended October 31, 2020.

RESULTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2021 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2020

(dollars in thousands)	Six Months Ended October 31, 2021	Percent of Total Revenue	Six Months Ended October 31, 2020	Percent of Total Revenue	Percent Change 2020-2021
Revenue:
Professional Services	$19,401	52%	$13,001	45%	49%
Aerospace Products	17,836	48%	15,960	55%	12%
Total revenue	37,237	100%	28,961	100%	29%

Costs and expenses:
Costs of Professional Services	7,578	20%	6,828	24%	11%
Cost of Aerospace Products	11,939	32%	11,788	41%	1%
Marketing and advertising	2,471	6%	1,845	6%	34%
Employee benefits	1,121	3%	1,151	4%	-3%
Depreciation and amortization	1,407	4%	2,118	7%	-34%
General, administrative and other	3,956	11%	3,416	12%	16%
Total costs and expenses	28,472	76%	27,146	94%	5%
Operating income	$8,765	24%	$1,815	6%	383%

Revenue:

Revenue increased 29% to $37.2 million in the six months ended October 31, 2021, compared to $29.0 million in the six months ended October 31, 2020. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 49% for the six months to $19.4 million at October 31, 2021 compared to $13.0 million at October 31, 2020.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 12% for the six months to $17.8 million at October 31, 2021 compared to $16.0 million at October 31, 2020.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased 5% in the six months ended October 31, 2021 to $28.5 million compared to $27.1 million in the six months ended October 31, 2020. Costs and expenses were 76% of total revenue in the six months ended October 31, 2021, as compared to 94% of total revenue in the six months ended October 31, 2020.

Costs of Professional Services increased 11% in the six months ended October 31, 2021 to $7.6 million compared to $6.8 million in the six months ended October 31, 2020. Costs were 20% of total revenue in the six months ended October 31, 2021, as compared to 24% of total revenue in the six months ended October 31, 2020.

Costs of Aerospace Products increased 1% in the six months ended October 31, 2021 to $11.9 million compared to $11.8 million for the six months ended October 31, 2020. Costs were 32% of total revenue in the six months ended October 31, 2021, as compared to 41% of total revenue in the six months ended October 31, 2020.

Marketing and advertising expenses increased 34% in the six months ended October 31, 2021, to $2.5 million compared to $1.8 million in the six months ended October 31, 2020. Expenses were 6% of total revenue in the six months ended October 31, 2021, as compared to 6% of total revenue in the six months ended October 31, 2020. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 3% in the six months ended October 31, 2021, compared to 4% in the six months ended October 31, 2020. These expenses decreased 3% to $1.1 million in the six months ended October 31, 2021, from $1.2 million in the six months ended October 31, 2020. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 4% in the six months ended October 31, 2021, compared to 7% in the six months ended October 31, 2020. These expenses decreased 34% to $1.4 million in the six months ended October 31, 2021 from $2.1 million in the six months ended October 31, 2020. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the initial term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the six months ended October 31, 2021 was $1.2 million compared to $1.8 million in the six months ended October 31, 2020.

General, administrative and other expenses as a percent of total revenue was 11% in the six months ended October 31, 2021, compared to 12% in the six months ended October 31, 2020. These expenses increased 16% to $4.0 million in the six months ended October 31, 2021, from $3.4 million in the six months ended October 31, 2020.

Other expense:

Interest expense was $1.3 million in the six months ended October 31, 2021, compared with interest expense of $1.7 million in the six months ended October 31, 2020. Interest related to obligations of BHCMC, LLC was $1.1 million in the six months ended October 31, 2021 compared to $1.5 million in the six months ended October 31, 2020.

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

The following table presents a summary of our operating segment information for the six months ended October 31, 2021 and October 31, 2020:

(dollars in thousands)	Six Months Ended October 31, 2021	Percent of Total Revenue	Six Months Ended October 31, 2020	Percent of Total Revenue	Percent Change 2020-2021
Professional Services
Revenue
Boot Hill Casino	$19,237	99%	$12,863	99%	50%
Management/Professional Services	164	1%	138	1%	19%
Revenue	19,401	100%	13,001	100%	49%

Costs of Professional Services	7,578	39%	6,828	52%	11%
Expenses	6,464	33%	5,446	42%	19%
Total costs and expenses	14,042	72%	12,274	94%	14%
Professional Services operating income before former noncontrolling interest in BHCMC, LLC	$5,359	28%	$727	6%	637%

(dollars in thousands)	Six Months Ended October 31, 2021	Percent of Total Revenue	Six Months Ended October 31, 2020	Percent of Total Revenue	Percent Change 2020-2021
Aerospace Products
Revenue	$17,836	100%	$15,960	100%	12%

Costs of Aerospace Products	11,939	67%	11,788	74%	1%
Expenses	2,491	14%	3,084	19%	-19%
Total costs and expenses	14,430	81%	14,872	93%	-3%

Aerospace Products operating income	$3,406	19%	$1,088	7%	213%

Professional Services

●

Revenue from Professional Services increased 49% for the six months ended October 31, 2021 to $19.4 million compared to $13.0 million for the six months ended October 31, 2020.

In the six months ended October 31, 2021 Boot Hill Casino received gross receipts for the State of Kansas of $25.0 million compared to $17.1 million for the six months ended October 31, 2020. Mandated fees, taxes and distributions reduced gross receipts by $7.9 million resulting in gaming revenue of $17.1 million for the six months ended October 31, 2021, compared to a reduction to gross receipts of $5.5 million resulting in gaming revenue of $11.6 million for the six months ended October 31, 2020.  Non-gaming revenue at Boot Hill Casino increased to $2.2 million for the six months ended October 31, 2021, compared to $1.3 million for the six months ended October 31, 2020.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino increased 19% to $164 for the six months ended October 31, 2021, compared to $138 for the six months ended October 31, 2020.

●

Costs of Professional Services increased 11% in the six months ended October 31, 2021 to $7.6 million compared to $6.8 million in the six months ended October 31, 2020. Costs were 39% of segment total revenue in the six months ended October 31, 2021, as compared to 52% of segment total revenue in the six months ended October 31, 2020.

●

Expenses increased 19% in the six months ended October 31, 2021 to $6.5 million compared to $5.4 million in the six months ended October 31, 2020. Expenses were 33% of segment total revenue in the six months ended October 31, 2021, as compared to 42% of segment total revenue in the six months ended October 31, 2020.

Aerospace Products

●

Revenue increased 12% to $17.8 million in the six months ended October 31, 2021, compared to $16.0 million in the six months ended October 31, 2020. The increase in revenue is primarily due to an increase in special mission electronics business of $918 and an increase in aircraft modification business of $957.

●

Costs of Aerospace Products increased 1% in the six months ended October 31, 2021 to $11.9 million compared to $11.8 million for the six months ended October 31, 2020.  Costs were 67% of segment total revenue in the six months ended October 31, 2021, as compared to 74% of segment total revenue in the six months ended October 31, 2020.

●

Expenses decreased 19% in the six months ended October 31, 2021 to $2.5 million compared to $3.1 million in the six months ended October 31, 2020.  Expenses were 14% of segment total revenue in the six months ended October 31, 2021, as compared to 19% of segment total revenue in the six months ended October 31, 2020.

SECOND QUARTER FISCAL 2022 COMPARED TO SECOND QUARTER FISCAL 2021

(dollars in thousands)	Three Months Ended October 31, 2021	Percent of Total Revenue	Three Months Ended October 31, 2020	Percent of Total Revenue	Percent Change 2020-2021
Revenue:
Professional Services	$9,676	51%	$7,648	48%	27%
Aerospace Products	9,417	49%	8,324	52%	13%
Total revenue	19,093	100%	15,972	100%	20%

Costs and expenses:
Costs of Professional Services	3,877	20%	3,418	21%	13%
Cost of Aerospace Products	5,927	31%	6,687	42%	-11%
Marketing and advertising	1,267	7%	893	6%	42%
Employee benefits	546	3%	566	3%	-4%
Depreciation and amortization	705	4%	1,075	7%	-34%
General, administrative and other	2,028	10%	1,646	10%	23%
Total costs and expenses	14,350	75%	14,285	89%	0%
Operating income	$4,743	25%	$1,687	11%	181%

Revenue:

Revenue increased 20% to $19.1 million in the three months ended October 31, 2021, compared to $16.0 million in the three months ended October 31, 2020. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 27% for the three months to $9.7 million at October 31, 2021 compared to $7.6 million at October 31, 2020.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 13% for the three months to $9.4 million at October 31, 2021 compared to $8.3 million at October 31, 2020.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased 0% in the three months ended October 31, 2021 to $14.4 million compared to $14.3 million in the three months ended October 31, 2020. Costs and expenses were 75% of total revenue in the three months ended October 31, 2021, as compared to 89% of total revenue in the three months ended October 31, 2020.

Costs of Professional Services increased 13% in the three months ended October 31, 2021 to $3.9 million compared to $3.4 million in the three months ended October 31, 2020. Costs were 20% of total revenue in the three months ended October 31, 2021, as compared to 21% of total revenue in the three months ended October 31, 2020.

Costs of Aerospace Products decreased 11% in the three months ended October 31, 2021 to $5.9 million compared to $6.7 million for the three months ended October 31, 2020. Costs were 31% of total revenue in the three months ended October 31, 2021, as compared to 42% of total revenue in the three months ended October 31, 2020.

Marketing and advertising expenses increased 42% in the three months ended October 31, 2021, to $1.3 million compared to $0.9 million in the three months ended October 31, 2020. Expenses were 7% of total revenue in the three months ended October 31, 2021, as compared to 6% of total revenue in the three months ended October 31, 2020. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 3% in the three months ended October 31, 2021, compared to 3% in the three months ended October 31, 2020. These expenses decreased 4% to $546 in the three months ended October 31, 2021, from $566 in the three months ended October 31, 2020. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 4% in the three months ended October 31, 2021, compared to 7% in the three months ended October 31, 2020. These expenses decreased 34% to $705 in the three months ended October 31, 2021 from $1.1 million in the three months ended October 31, 2020. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the initial term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the three months ended October 31, 2021 was $575 compared to $954 in the three months ended October 31, 2020.

General, administrative and other expenses as a percent of total revenue was 10% in the three months ended October 31, 2021, compared to 10% in the three months ended October 31, 2020. These expenses increased 23% to $2.0 million in the three months ended October 31, 2021, from $1.6 million in the three months ended October 31, 2020.

Other expense:

Interest expense was $640 in the three months ended October 31, 2021, compared with interest expense of $1.1 million in the three months ended October 31, 2020. Interest related to obligations of BHCMC, LLC was $576 in the three months ended October 31, 2021 compared to $1.0 million in the three months ended October 31, 2020.

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

The following table presents a summary of our operating segment information for the three months ended October 31, 2021 and October 31, 2020:

(dollars in thousands)	Three Months Ended October 31, 2021	Percent of Total Revenue	Three Months Ended October 31, 2020	Percent of Total Revenue	Percent Change 2020-2021
Professional Services
Revenue
Boot Hill Casino	$9,573	99%	$7,555	99%	27%
Management/Professional Services	103	1%	93	1%	11%
Revenue	9,676	100%	7,648	100%	27%

Costs of Professional Services	3,877	40%	3,418	45%	13%
Expenses	3,433	36%	2,714	35%	26%
Total costs and expenses	7,310	76%	6,132	80%	19%
Professional Services operating income before former noncontrolling interest in BHCMC, LLC	$2,366	24%	$1,516	20%	56%

(dollars in thousands)	Three Months Ended October 31, 2021	Percent of Total Revenue	Three Months Ended October 31, 2020	Percent of Total Revenue	Percent Change 2020-2021
Aerospace Products
Revenue	$9,417	100%	$8,324	100%	13%

Costs of Aerospace Products	5,927	63%	6,687	80%	-11%
Expenses	1,113	12%	1,466	18%	-24%
Total costs and expenses	7,040	75%	8,153	98%	-14%

Aerospace Products operating income	$2,377	25%	$171	2%	1290%

Professional Services

●

Revenue from Professional Services increased 27% for the three months ended October 31, 2021 to $9.7 million compared to $7.6 million for the three months ended October 31, 2020.

In the three months ended October 31, 2021 Boot Hill Casino received gross receipts for the State of Kansas of $12.4 million compared to $9.8 million for the three months ended October 31, 2020. Mandated fees, taxes and distributions reduced gross receipts by $3.9 million resulting in gaming revenue of $8.5 million for the three months ended October 31, 2021, compared to a reduction to gross receipts of $3.0 million resulting in gaming revenue of $6.8 million for the three months ended October 31, 2020.  Non-gaming revenue at Boot Hill Casino increased to $1.1 million for the three months ended October 31, 2021, compared to $784 for the three months ended October 31, 2020.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino increased 11% to $103 for the three months ended October 31, 2021, compared to $93 for the three months ended October 31, 2020.

●

Costs of Professional Services increased 13% in the three months ended October 31, 2021 to $3.9 million compared to $3.4 million in the three months ended October 31, 2020. Costs were 40% of segment total revenue in the three months ended October 31, 2021, as compared to 45% of segment total revenue in the three months ended October 31, 2020.

●

Expenses increased 26% in the three months ended October 31, 2021 to $3.4 million compared to $2.7 million in the three months ended October 31, 2020. Expenses were 36% of segment total revenue in the three months ended October 31, 2021, as compared to 35% of segment total revenue in the three months ended October 31, 2020.

Aerospace Products

●

Revenue increased 13% to $9.4 million in the three months ended October 31, 2021, compared to $8.3 million in the three months ended October 31, 2020. The increase in revenue is primarily due to an increase in special mission electronics business of $1.1 million.

●

Costs of Aerospace Products decreased 11% in the three months ended October 31, 2021 to $5.9 million compared to $6.7 million for the three months ended October 31, 2020.  Costs were 63% of segment total revenue in the three months ended October 31, 2021, as compared to 80% of segment total revenue in the three months ended October 31, 2020.

●

Expenses decreased 24% in the three months ended October 31, 2021 to $1.1 million compared to $1.5 million in the three months ended October 31, 2020.  Expenses were 12% of segment total revenue in the three months ended October 31, 2021, as compared to 18% of segment total revenue in the three months ended October 31, 2020.

Employees

Other than persons employed by our gaming subsidiaries there were 115 full time and 4 part time employees on October 31, 2021, compared to 111 full time and 5 part time employees on October 31, 2020. As of December 10, 2021, staffing is 112 full time and 5 part time employees. Our staffing at Boot Hill Casino & Resort on October 31, 2021 was 172 full time and 48 part time employees compared to 166 full time and 66 part time employees on October 31, 2020. At December 10, 2021 there are 174 full time and 50 part time employees. None of the employees are subject to any collective bargaining agreements.

Liquidity and Capital Resources

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2022 and beyond.

Analysis and Discussion of Cash Flow

During the six months ended October 31, 2021 our cash position decreased by $9.1 million. Net income was $7.9 million for the six months ended October 31, 2021. Cash flows provided by operating activities was $3.7 million for the six months ended October 31, 2021. Non-cash activities consisting of depreciation and amortization provided $2.6 million, while deferred compensation provided $297, gain on the sale of an airplane provided $75, and forgiveness of debt used $2.0 million. Contract assets decreased our cash position by $680. Contract liability decreased our cash position by $4.6 million. Inventories increased our cash position by $109. Accounts receivable decreased our cash position by $1.6 million. Gaming facility mandated payments increased our cash position by $100. Prepaid expenses and other assets decreased our cash by $296. An increase in accounts payable, a decrease in accrued expenses, and an increase in other current liabilities increased our cash by $993. Income tax payable increased our cash position by $710. A decrease in lease liability decreased our cash position by $57.

Cash used in investing activities was $3.3 million for the six months ended October 31, 2021. We invested $467 towards STCs, and $888 on equipment and furnishings and $2.0 million on the construction of new hangers. We received $75 in proceeds from the sale of an airplane.

Cash used by financing activities was $9.5 million for the six months ended October 31, 2021. We made repayments on our debt of $1.9 million. We used $7.7 million to purchase the noncontrolling interest of BHCMC, LLC. We purchased company stock of $4. The stock acquired was placed in treasury.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2021.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the six months ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of October 31, 2021, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
There are no other material changes to the risk factors disclosed under Item 1A of our Form 10-K for the fiscal year ended April 30, 2021.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the second quarter of fiscal 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2021 - August 31, 2021	-	$-	-	$2,823,000
September 1, 2021 - September 30, 2021	6,290	$0.62	6,290	$2,819,000
October 1, 2021 - October 31, 2021	-	$-	-	$2,819,000
Total	6,290	$0.62	6,290

(a) Our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $4,000,000. The timing and amount of any share repurchases will be determined by Butler National's management based on market conditions and other factors. The program is currently authorized through May 1, 2022.

Item 3.		DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.		MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.		OTHER INFORMATION.
None.

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

	4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

	4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

	10.1	Sale and Purchase Agreement for Preferred Membership Interest Unity in BHCMC, L.L.C., dated September 13, 2021, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 20, 2021.

	10.2	Loan Modification Agreement dated October 18, 2021 between BHCMC, L.L.C. and Academy Bank N.A., incorporated by reference to Exhibit 10.2 of our Form 8-K filed on October 20, 2021.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2021 and April 30, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended October 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2021 and 2020, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

December 14, 2021	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

December 14, 2021	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

10.1	Loan Agreement dated December 17, 2020 by BHCMC, L.L.C., BHCRE LLC, and Academy Bank, N.A.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2021 and April 30, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended October 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2021 and 2020, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021, formatted in Inline XBRL (included as Exhibit 101)