Form 10-Q
period 2022-01-31
BUTLER NATIONAL CORP
filed 2022-03-15
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 15, 2022 was 75,310,459 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of January 31, 2022 and April 30, 2021

(in thousands except per share data)

	January 31, 2022	April 30, 2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$14,556	$22,022
Accounts receivable, net of allowance for doubtful accounts	2,172	1,961
Inventories
Parts and raw materials	4,620	4,829
Work in process	3,960	3,657
Finished goods	69	82
Total inventory, net of allowance	8,649	8,568
Contract asset	1,612	421
Prepaid expenses and other current assets	1,339	1,496
Total current assets	28,328	34,468

PROPERTY, PLANT AND EQUIPMENT:
Lease right-to-use assets	3,099	3,099
Construction in progress	4,539	1,170
Land	4,751	4,751
Building and improvements	39,762	39,747
Aircraft	8,719	9,138
Machinery and equipment	4,738	4,253
Office furniture and fixtures	11,205	10,699
Leasehold improvements	4,032	4,032
	80,845	76,889
Accumulated depreciation	(22,568)	(20,519)
Total property, plant and equipment	58,277	56,370

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $8,992 at January 31, 2022 and $8,041 at April 30, 2021)	8,087	8,211

OTHER ASSETS:
Other assets (net of accumulated amortization of $11,363 at January 31, 2022 and $10,886 at April 30, 2021)	1,674	2,872
Deferred tax asset, net	1,710	-
Total other assets	3,384	2,872
Total assets	$98,076	$101,921

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$5,070	$5,972
Current maturities of lease liability	106	107
Accounts payable	2,312	1,893
Contract liability	1,056	5,798
Gaming facility mandated payment	1,341	1,458
Compensation and compensated absences	1,736	1,862
Income taxes payable	1,365	212
Other current liabilities	474	265
Total current liabilities	13,460	17,567

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	43,523	39,816
Lease liability, net of current maturities	2,678	2,759
Deferred tax liability, net	-	400
Total long-term liabilities	46,201	42,975
Total liabilities	59,661	60,542

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; $100 Class A, 9.8%, cumulative if earned liquidation and redemption value; $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 79,020,382 shares, and outstanding 75,310,459 shares at January 31, 2022 and issued 79,070,382 shares, and outstanding 75,366,749 shares at April 30, 2021	790	790
Capital contributed in excess of par	11,218	16,900
Treasury stock at cost, 3,709,923 shares at January 31, 2022 and 3,703,633 shares at April 30, 2021	(1,913)	(1,909)
Retained earnings	28,320	19,580
Total Butler National Corporation's stockholders' equity	38,415	35,361
Noncontrolling interest in BHCMC, LLC	-	6,018
Total stockholders' equity	38,415	41,379
Total liabilities and stockholders' equity	$98,076	$101,921

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED January 31, 2022 AND 2021

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	January 31,
	2022	2021
REVENUE:
Professional Services	$9,416	$7,901
Aerospace Products	8,716	6,711
Total revenue	18,132	14,612

COSTS AND EXPENSES:
Cost of Professional Services	3,799	3,485
Cost of Aerospace Products	5,247	4,717
Marketing and advertising	1,338	877
Employee benefits	565	546
Depreciation and amortization	699	740
General, administrative and other	2,082	2,379
Total costs and expenses	13,730	12,744

OPERATING INCOME	4,402	1,868

OTHER INCOME (EXPENSE):
Interest expense	(725)	(758)
Other	-	7
Total other income (expense)	(725)	(751)

INCOME BEFORE INCOME TAXES	3,677	1,117

PROVISION FOR INCOME TAXES
Provision for income taxes	993	185

NET INCOME	2,684	932
Net income attributable to former noncontrolling interest in BHCMC, LLC	-	(429)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$2,684	$503

BASIC EARNINGS PER COMMON SHARE	$0.04	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	75,343,068	74,033,347

DILUTED EARNINGS PER COMMON SHARE	$0.04	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	75,343,068	74,033,347

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE Nine MONTHS ENDED January 31, 2022 AND 2021
(in thousands, except per share data)
(unaudited)

	NINE MONTHS ENDED
	January 31,
	2022	2021
REVENUE:
Professional Services	$28,817	$20,901
Aerospace Products	26,552	22,671
Total revenue	55,369	43,572

COSTS AND EXPENSES:
Cost of Professional Services	11,377	10,313
Cost of Aerospace Products	17,186	16,504
Marketing and advertising	3,809	2,723
Employee benefits	1,686	1,696
Depreciation and amortization	2,106	2,858
General, administrative and other	6,038	5,795
Total costs and expenses	42,202	39,889

OPERATING INCOME	13,167	3,683

OTHER INCOME (EXPENSE):
Interest expense	(1,979)	(2,411)
Forgiveness of debt	2,001	-
Gain on sale of airplane	75	-
Other	-	7
Total other income (expense)	97	(2,404)

INCOME BEFORE INCOME TAXES	13,264	1,279

PROVISION FOR INCOME TAXES
Provision for income taxes	2,418	299
Deferred income tax	234	-

NET INCOME	10,612	980
Net income attributable to former noncontrolling interest in BHCMC, LLC	(1,872)	(171)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$8,740	$809

BASIC EARNINGS PER COMMON SHARE	$0.12	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	75,357,966	74,183,488

DILUTED EARNINGS PER COMMON SHARE	$0.12	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	75,357,966	74,183,488

See accompanying notes to condensed consolidated financial statements (unaudited)

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE nine months ended January 31, 2022 and 2021

(dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2020	77,719,677	$777	$15,600	3,321,415	$(1,713)	$18,147	$32,811	$4,993	$37,804

Stock repurchase	-	-	-	212,000	(108)	-	(108)	-	(108)

Deferred compensation, restricted stock	-	-	150	-	-	-	150	-	150

Net Loss	-	-	-	-	-	(15)	(15)	(439)	(454)

Balance, July 31, 2020	77,719,677	$777	$15,750	3,533,415	$(1,821)	$18,132	$32,838	$4,554	$37,392

Stock repurchase	-	-	-	152,915	(77)	-	(77)	-	(77)

Deferred compensation, restricted stock	-	-	150	-	-	-	150	-	150

Net Income	-	-	-	-	-	321	321	181	502

Balance, October 31, 2020	77,719,677	$777	$15,900	3,686,330	$(1,898)	$18,453	$33,232	$4,735	$37,967

Deferred compensation, restricted stock	-	-	149	-	-	-	149	-	149

Net Income	-	-	-	-	-	503	503	429	932

Balance, January 31, 2021	77,719,677	$777	$16,049	3,686,330	$(1,898)	$18,956	$33,884	$5,164	$39,048

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2021	79,070,382	$790	$16,900	3,703,633	$(1,909)	$19,580	$35,361	$6,018	$41,379

Deferred compensation, restricted stock	-	-	148	-	-	-	148	-	148

Net Income	-	-	-	-	-	2,906	2,906	1,872	4,778

Balance, July 31, 2021	79,070,382	$790	$17,048	3,703,633	$(1,909)	$22,486	$38,415	$7,890	$46,305

Purchase of noncontrolling interest in BHCMC, LLC	-	-	(6,119)	-	-	-	(6,119)	(7,890)	(14,009)

Deferred compensation, restricted stock	-	-	149	-	-	-	149	-	149

Stock repurchase	-	-	-	6,290	(4)	-	(4)	-	(4)

Net Income	-	-	-	-	-	3,150	3,150	-	3,150

Balance, October 31, 2021	79,070,382	$790	$11,078	3,709,923	$(1,913)	$25,636	$35,591	$-	$35,591

Deferred compensation, restricted stock	(50,000)	-	140	-	-	-	140	-	140

Net Income	-	-	-	-	-	2,684	2,684	-	2,684

Balance, January 31, 2022	79,020,382	$790	$11,218	3,709,923	$(1,913)	$28,320	$38,415	$-	$38,415

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended January 31, 2022 and 2021

(in thousands)

(unaudited)

	NINE MONTHS ENDED
	January 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,612	$980
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,896	4,577
Forgiveness of debt	(2,001)	-
Deferred income tax expense	234	-
Deferred compensation, restricted stock	456	449
Gain on sale of airplane	(75)	-

Changes in operating assets and liabilities
Accounts receivable	(211)	(198)
Inventories	(81)	(382)
Contract assets	(1,191)	(870)
Prepaid expenses and other current assets	208	(116)
Accounts payable	419	1,028
Contract liability	(4,742)	3,133
Lease liability	-	(659)
Accrued liabilities	(126)	(875)
Gaming facility mandated payment	(117)	(292)
Income tax payable	1,153	(85)
Other current liabilities	209	196
Net cash provided by operating activities	8,643	6,886

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,312)	(5,351)
Proceeds from sale of airplane	75	-
Net cash used in investing activities	(5,237)	(5,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	-	2,479
Repayments of long-term debt	(3,127)	(2,297)
Repurchase of common stock	(4)	(185)
Purchase of noncontrolling interest in BHCMC, LLC	(7,659)	-
Payments on lease liability	(82)	(104)
Net cash used in financing activities	(10,872)	(107)

NET INCREASE (DECREASE) IN CASH	(7,466)	1,428

CASH, beginning of period	22,022	16,793

CASH, end of period	$14,556	$18,221

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,980	$2,397
Income taxes paid	$1,265	$385

NON CASH INVESTING AND FINANCING ACTIVITY
Secured notes payable for purchase of noncontrolling interest in BHCMC, LLC, net	$7,914	$-
Notes receivable forgiven as part of purchase of noncontrolling interest in BHCMC, LLC	$780	$-
Deferred tax asset relating to the purchase of noncontrolling interest in BHCMC, LCC	$2,344	$-
Purchase of noncontrolling interest - note receivable and other liabilities	$6,350	$-
Secured notes payable for purchase of leased assets, net	$-	$41,205
Lease right-of-use assets purchased	$-	$38,622
Lease liability for purchase of assets under lease	$-	$39,709

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2021. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2022 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2022.

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

4. Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended January 31, 2022			Three Months Ended January 31, 2021
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$9,416	$7,618	$17,034	$7,901	$5,320	$13,221
Europe	-	578	578	-	589	589
Asia	-	93	93	-	662	662
Australia and Other	-	427	427	-	140	140
	$9,416	$8,716	$18,132	$7,901	$6,711	$14,612

Major Product Lines
Casino Gaming Revenues	$8,255	$-	$8,255	$7,001	$-	$7,001
Casino Non-Gaming Revenues	1,059	-	1,059	842	-	842
Professional Services	102	-	102	58	-	58
Aircraft Modification	-	5,394	5,394	-	4,472	4,472
Aircraft Avionics	-	485	485	-	569	569
Special Mission Electronics	-	2,837	2,837	-	1,670	1,670
	$9,416	$8,716	$18,132	$7,901	$6,711	$14,612

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$4,899	$4,899	$-	$4,185	$4,185
Goods or services transferred at a point of sale	9,416	3,817	13,233	7,901	2,526	10,427
	$9,416	$8,716	$18,132	$7,901	$6,711	$14,612

	Nine Months Ended January 31, 2022			Nine Months Ended January 31, 2021
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$28,817	$22,582	$51,399	$20,901	$18,430	$39,331
Europe	-	2,535	2,535	-	2,417	2,417
Asia	-	856	856	-	664	664
Australia and Other	-	579	579	-	1,160	1,160
	$28,817	$26,552	$55,369	$20,901	$22,671	$43,572

Major Product Lines
Casino Gaming Revenues	$25,329	$-	$25,329	$18,571	$-	$18,571
Casino Non-Gaming Revenues	3,222	-	3,222	2,135	-	2,135
Professional Services	266	-	266	195	-	195
Aircraft Modification	-	17,086	17,086	-	15,206	15,206
Aircraft Avionics	-	2,025	2,025	-	2,109	2,109
Special Mission Electronics	-	7,441	7,441	-	5,356	5,356
	$28,817	$26,552	$55,369	$20,901	$22,671	$43,572

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$15,877	$15,877	$-	$13,745	$13,745
Goods or services transferred at a point of sale	28,817	10,675	39,492	20,901	8,926	29,827
	$28,817	$26,552	$55,369	$20,901	$22,671	$43,572

5. Accounts receivable, net, contract asset and contract liability:

Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	January 31,	April 30,
	2022	2021
Accounts Receivable, net	$2,172	$1,961
Contract Asset	1,612	421
Contract Liability	1,056	5,798

Accounts receivable, net consist of  $2,172 and $1,961 from customers as of  January 31, 2022 and April 30, 2021, respectively. At January 31, 2022 and April 30, 2021, the allowance for doubtful accounts was $143 and $143, respectively.

Contract assets are net of progress payments and performance based payments from our customers as well as advance payments from customers totaling $1,612 and $421 as of January 31, 2022 and April 30, 2021. Contract assets increased $1,191 during the nine months ended January 31, 2022, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine months ended January 31, 2022 for which we have not yet billed our customers. There were no significant impairment losses related to our contract assets during the nine months ended January 31, 2022. We expect to bill our customers for the majority of the January 31, 2022 contract assets during fiscal year end 2022.

Contract liabilities decreased $4,742 during the nine months ended January 31, 2022, primarily due to revenue recognized on these performance obligations in excess of payments received.

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

7. Inventories: Inventories are determined on a first-in, first-out basis, valued at lower of cost or net realizable value. Inventories include material, labor and factory overhead required in the production of our products.

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At January 31, 2022 and April 30, 2021, the estimate of obsolete inventory was $691 and $691 respectively.

8. Research and Development: We invested in research and development activities. The amount invested in the nine months ended January 31, 2022 and 2021 was $1,852 and $2,552 respectively.

9. Debt: At January 31, 2022, the Company was utilizing a promissory note in the form of a line of credit totaling $2,000. The unused line at January 31, 2022 was $2,000. The interest rate on this promissory note is 3.65%. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At  January 31, 2022, there was one note collateralized by all of BHCMC's assets and compensation due under the State Management contract with a balance of $32,828 (net of unamortized deferred finance costs of $276). The interest rate on this note is 5.32%. This note matures in December 2027, with a balloon payment of $19,250.

At  January 31, 2022, there was one note collateralized by all of BHCMC's assets and compensation due under the State Management contract with a balance of $13,211 (net of unamortized deferred finance costs of $133). The interest rate on this note is 5.83%. This note matures in October 2026.

At January 31, 2022, there was one note with an interest rate of 6.25% collateralized by aircraft security agreements totaling $689. This note was used for the purchase and modifications of collateralized aircraft. This note matures in January 2023.

At January 31, 2022, there is one note totaling $186 collateralized by real estate in Dodge City, Kansas. The interest rate on this note is 6.25%. This note matures in June 2024.

At January 31, 2022, there is one note collateralized by equipment with a balance of $6. The interest rate on this note is 4.5%. This note matures in April 2022.

At January 31, 2022, there is a note payable collateralized by real estate with a balance of $1,147. The interest rate on this note is at LIBOR plus 1.75%. This note matures in March 2029.

At January 31, 2022, there is a note payable collateralized by real estate with a balance of $526. The interest rate on this note is at LIBOR plus 1.75%. This note matures in March 2029.

In May 2020, the Company received a Paycheck Protection Program (PPP) loan for $2,001. In June 2021, the Company received notice of forgiveness from the Small Business Administration.

We are not in default of any of our notes as of January 31, 2022.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2022 and beyond.

10. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $6,037 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, JET autopilot intellectual property of $1,417 and miscellaneous other assets of $83. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024. The State of Kansas approved a renewal management contract and an amendment to the current management contract for our Professional Services company BNSC via BHCMC. The renewal will take effect December 15, 2024, and continue to 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is being amortized over a period of fifteen years.

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

For the nine months ended January 31, 2022 and January 31, 2021, the Company expensed $437 and $449, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, April 30, 2020	7,500,000	$0.40
Forfeited, April 30, 2021	(50,000)	$0.40
Forfeited, January 31, 2022	(50,000)	$0.40
Total	7,400,000	$0.40

12. Stock Repurchase Program

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4,000 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2023.

The table below provides information with respect to common stock purchases by the Company through January 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods	3,086,330	$0.38	3,086,330	$2,835
Quarter ended January 31, 2021 (a)	-	$-	-	$2,835
Quarter ended April 30, 2021 (a)	17,303	$0.65	17,303	$2,823
Quarter ended July 31, 2021 (a)	-	$-	-	$2,823
Quarter ended October 31, 2021 (a)	6,290	$0.62	6,290	$2,819
Quarter ended January 31, 2022 (a)	-	$-	-	$2,819
Total	3,109,923	$0.38	3,109,923

(a)	These shares of common stock were purchased through a private transaction

13. Lease Right-to-Use

On May 1, 2019, the Company adopted ASU 2016-02 Leases – Topic 842. ASU 2016-02 requires that on the balance sheet a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

We lease hangars and office space with initial lease terms of two, five, and fifty years.

January 31, 2022
Lease right-to-use assets	$3,099
Less accumulated depreciation	574
Total	$2,525

Future minimum lease payments for assets under finance leases at January 31, 2022 are as follows:

2023	$248
2024	253
2025	166
2026	105
2027	107
Thereafter	7,040
Total minimum lease payments	7,919
Less amount representing interest	5,135
Present value of net minimum lease payments	2,784
Less current maturities of lease liability	106
Lease liability, net of current maturities	$2,678

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

The Transaction purchase price was paid by a combination of available cash and an $8.0 million borrowing on a commercial loan with Academy Bank, N.A. (“Academy Bank”). BHCMC executed a Loan Modification Agreement with Academy, dated October 18, 2021 (“Manager Loan”) and BNSC executed a guaranty of the obligations thereunder. The Manager Loan amended and restated the original $7.0 million loan executed  December 22, 2020 with Academy to acquire the casino land and buildings. The other $35 million loan executed in connection with the casino land acquisition in 2020 was unchanged by the Transaction. As of January 31, 2022,  approximately $13.2 million is outstanding under the Manager Loan and it remains collateralized by real estate in Dodge City with an interest rate of 5.75% fully amortizing over five years. The Manager Loan will now mature on October 18, 2026.

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

Professional Services:

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state-owned casino".

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Three Months Ended January 31, 2022	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,314	$5,394	$485	$2,837	$102	$18,132
Interest expense	668	49	-	6	2	725
Depreciation and amortization	562	44	3	45	45	699
Operating income (loss)	2,867	1,464	(132)	1,380	(1,177)	4,402

Three Months Ended January 31, 2021	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$7,843	$4,472	$569	$1,670	$58	$14,612
Interest expense	682	62	-	6	8	758
Depreciation and amortization	617	49	3	34	37	740
Operating income (loss)	1,924	705	(102)	607	(1,266)	1,868

Nine Months Ended January 31, 2022	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$28,551	$17,086	$2,025	$7,441	$266	$55,369
Interest expense	1,792	157	-	17	13	1,979
Depreciation and amortization	1,714	133	6	115	138	2,106
Operating income (loss)	9,486	3,852	(265)	3,368	(3,274)	13,167

Nine Months Ended January 31, 2021	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$20,706	$15,206	$2,109	$5,356	$195	$43,572
Interest expense	2,166	194	-	20	31	2,411
Depreciation and amortization	2,499	142	6	99	112	2,858
Operating income (loss)	2,935	2,092	-	1,726	(3,070)	3,683

Our Chief Operating Decision Maker (CODM) does not evaluate operating segments using asset or liability information.

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	Nine Months Ended January 31, 2022	Nine Months Ended January 31, 2021
Aerospace Products – two customers in the nine months ended January 31, 2022, one customer in the nine months ended January 31, 2021	25.2%	11.7%
Professional Services	-	-

In the nine months ended January 31, 2022 the Company derived 35.2% of total revenue from five Aerospace customers. The top customer provided 13.4% of total revenue while the next top four customers ranged from 3.2% to 11.8%.

16. COVID- 19 Overview:

The pandemic caused by the disease COVID-19 was first reported in Wuhan, China in December 2019 and has since spread throughout the world. Financial markets have been volatile  due to uncertainty with respect to the severity and duration of the pandemic.

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

17. Extension of the Shareholder Rights Plan:

On July 22, 2021, the Company extended the shareholder rights plan between the Company and UMB Bank, N.A. as rights agent dated as of August 2, 2011 (the “Rights Plan”). The Rights Plan is intended to protect the interests of the Company’s stockholders and enable them to realize the full potential value of their investment by reducing the likelihood that any person or group gains control of the Company, through open market accumulation or other tactics, without appropriately compensating all stockholders. Pursuant to the Rights Plan, the Company issued, by means of a dividend, one preferred share purchase right (a "Right") for each outstanding share of our Common Stock to shareholders of record on the close of business on August 2, 2011. Shares issued after August 2, 2011 also include one Right. Until a triggering event, these Rights will trade with, and be represented by, the shares of our Common Stock. The Rights will generally become exercisable only if any person (or any persons acting as a group) acquires 15% or more of our outstanding Common Stock (the “Acquiring Person”) in a transaction not approved by the Board, subject to certain exceptions.

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

18. Subsequent Events:

The Company evaluated its January 31, 2022 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

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

COVID-19 Overview

The pandemic caused by the disease COVID-19 was first reported in Wuhan, China in December 2019 and has since spread throughout the world. Financial markets have been volatile due to uncertainty with respect to the severity and duration of the pandemic.

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

Results Overview

The nine months ended January 31, 2022 revenue increased 27% to $55.4 million compared to $43.6 million in the nine months ended January 31, 2021. In the nine months ended January 31, 2022 the professional services revenue was $28.8 million compared to $20.9 million in the nine months ended January 31, 2021, an increase of 38%. In the nine months ended January 31, 2022 the Aerospace Products revenue was $26.6 million compared to $22.7 million in the nine months ended January 31, 2021, an increase of 17%.

The nine months ended January 31, 2022 net income increased to $8.7 million compared to a net income of $809 in the nine months ended January 31, 2021.  The nine months ended January 31, 2022, operating income increased to $13.2 million from an operating income of $3.7 million in the nine months ended January 31, 2021.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2022 COMPARED TO NINE MONTHS ENDED JANUARY 31, 2021

(dollars in thousands)	Nine Months Ended January 31, 2022	Percent of Total Revenue	Nine Months Ended January 31, 2021	Percent of Total Revenue	Percent Change 2021-2022
Revenue:
Professional Services	$28,817	52%	$20,901	48%	38%
Aerospace Products	26,552	48%	22,671	52%	17%
Total revenue	55,369	100%	43,572	100%	27%

Costs and expenses:
Costs of Professional Services	11,377	20%	10,313	24%	10%
Cost of Aerospace Products	17,186	31%	16,504	38%	4%
Marketing and advertising	3,809	7%	2,723	6%	40%
Employee benefits	1,686	3%	1,696	4%	-1%
Depreciation and amortization	2,106	4%	2,858	7%	-26%
General, administrative and other	6,038	11%	5,795	13%	4%
Total costs and expenses	42,202	76%	39,889	92%	6%
Operating income	$13,167	24%	$3,683	8%	258%

Revenue:

Revenue increased 27% to $55.4 million in the nine months ended January 31, 2022, compared to $43.6 million in the nine months ended January 31, 2021. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 38% for the nine months to $28.8 million at January 31, 2022 compared to $20.9 million at January 31, 2021.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 17% for the nine months to $26.6 million at January 31, 2022 compared to $22.7 million at January 31, 2021.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased 6% in the nine months ended January 31, 2022 to $42.2 million compared to $39.9 million in the nine months ended January 31, 2021. Costs and expenses were 76% of total revenue in the nine months ended January 31, 2022, as compared to 92% of total revenue in the nine months ended January 31, 2021.

Costs of Professional Services increased 10% in the nine months ended January 31, 2022 to $11.4 million compared to $10.3 million in the nine months ended January 31, 2021. Costs were 20% of total revenue in the nine months ended January 31, 2022, as compared to 24% of total revenue in the nine months ended January 31, 2021.

Costs of Aerospace Products increased 4% in the nine months ended January 31, 2022 to $17.2 million compared to $16.5 million for the nine months ended January 31, 2021. Costs were 31% of total revenue in the nine months ended January 31, 2022, as compared to 38% of total revenue in the nine months ended January 31, 2021.

Marketing and advertising expenses increased 40% in the nine months ended January 31, 2022, to $3.8 million compared to $2.7 million in the nine months ended January 31, 2021. Expenses were 7% of total revenue in the nine months ended January 31, 2022, as compared to 6% of total revenue in the nine months ended January 31, 2021. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 3% in the nine months ended January 31, 2022, compared to 4% in the nine months ended January 31, 2021. These expenses decreased 1% to $1.7 million in the nine months ended January 31, 2022, from $1.7 million in the nine months ended January 31, 2021. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 4% in the nine months ended January 31, 2022, compared to 7% in the nine months ended January 31, 2021. These expenses decreased 26% to $2.1 million in the nine months ended January 31, 2022 from $2.9 million in the nine months ended January 31, 2021. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the initial term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the nine months ended January 31, 2022 was $1.7 million compared to $2.5 million in the nine months ended January 31, 2021.

General, administrative and other expenses as a percent of total revenue was 11% in the nine months ended January 31, 2022, compared to 13% in the nine months ended January 31, 2021. These expenses increased 4% to $6.0 million in the nine months ended January 31, 2022, from $5.8 million in the nine months ended January 31, 2021.

Other expense:

Interest expense was $2.0 million in the nine months ended January 31, 2022, compared with interest expense of $2.4 million in the nine months ended January 31, 2021. Interest related to obligations of BHCMC, LLC was $1.8 million in the nine months ended January 31, 2022 compared to $2.2 million in the nine months ended January 31, 2021.

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

The following table presents a summary of our operating segment information for the nine months ended January 31, 2022 and January 31, 2021:

(dollars in thousands)	Nine Months Ended January 31, 2022	Percent of Total Revenue	Nine Months Ended January 31, 2021	Percent of Total Revenue	Percent Change 2021-2022
Professional Services
Revenue
Boot Hill Casino	$28,551	99%	$20,706	99%	38%
Management/Professional Services	266	1%	195	1%	36%
Revenue	28,817	100%	20,901	100%	38%

Costs of Professional Services	11,377	40%	10,313	49%	10%
Expenses	9,852	34%	8,138	39%	21%
Total costs and expenses	21,229	74%	18,451	88%	15%
Professional Services operating income before former noncontrolling interest in BHCMC, LLC	$7,588	26%	$2,450	12%	210%

(dollars in thousands)	Nine Months Ended January 31, 2022	Percent of Total Revenue	Nine Months Ended January 31, 2021	Percent of Total Revenue	Percent Change 2021-2022
Aerospace Products
Revenue	$26,552	100%	$22,671	100%	17%

Costs of Aerospace Products	17,186	65%	16,504	73%	4%
Expenses	3,787	14%	4,934	22%	-23%
Total costs and expenses	20,973	79%	21,438	95%	-2%

Aerospace Products operating income	$5,579	21%	$1,233	5%	352%

Professional Services

●

Revenue from Professional Services increased 38% for the nine months ended January 31, 2022 to $28.8 million compared to $20.9 million for the nine months ended January 31, 2021.

In the nine months ended January 31, 2022 Boot Hill Casino received gross receipts for the State of Kansas of $37.0 million compared to $27.4 million for the nine months ended January 31, 2021. Mandated fees, taxes and distributions reduced gross receipts by $11.7 million resulting in gaming revenue of $25.3 million for the nine months ended January 31, 2022, compared to a reduction to gross receipts of $8.8 million resulting in gaming revenue of $18.6 million for the nine months ended January 31, 2021.  Non-gaming revenue at Boot Hill Casino increased to $3.2 million for the nine months ended January 31, 2022, compared to $2.1 million for the nine months ended January 31, 2021.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino increased 36% to $266 for the nine months ended January 31, 2022, compared to $195 for the nine months ended January 31, 2021.

●

Costs of Professional Services increased 10% in the nine months ended January 31, 2022 to $11.4 million compared to $10.3 million in the nine months ended January 31, 2021. Costs were 40% of segment total revenue in the nine months ended January 31, 2022, as compared to 49% of segment total revenue in the nine months ended January 31, 2021.

●

Expenses increased 21% in the nine months ended January 31, 2022 to $9.9 million compared to $8.1 million in the nine months ended January 31, 2021. Expenses were 34% of segment total revenue in the nine months ended January 31, 2022, as compared to 39% of segment total revenue in the nine months ended January 31, 2021.

Aerospace Products

●

Revenue increased 17% to $26.6 million in the nine months ended January 31, 2022, compared to $22.7 million in the nine months ended January 31, 2021. The increase in revenue is primarily due to an increase in special mission electronics business of $2.1 million and an increase in aircraft modification business of $1.9 million.

●

Costs of Aerospace Products increased 4% in the nine months ended January 31, 2022 to $17.2 million compared to $16.5 million for the nine months ended January 31, 2021.  Costs were 65% of segment total revenue in the nine months ended January 31, 2022, as compared to 73% of segment total revenue in the nine months ended January 31, 2021.

●

Expenses decreased 23% in the nine months ended January 31, 2022 to $3.8 million compared to $4.9 million in the nine months ended January 31, 2021.  Expenses were 14% of segment total revenue in the nine months ended January 31, 2022, as compared to 22% of segment total revenue in the nine months ended January 31, 2021.

THIRD QUARTER FISCAL 2022 COMPARED TO THIRD QUARTER 2021

(dollars in thousands)	Three Months Ended January 31, 2022	Percent of Total Revenue	Three Months Ended January 31, 2021	Percent of Total Revenue	Percent Change 2021-2022
Revenue:
Professional Services	$9,416	52%	$7,901	54%	19%
Aerospace Products	8,716	48%	6,711	46%	30%
Total revenue	18,132	100%	14,612	100%	24%

Costs and expenses:
Costs of Professional Services	3,799	21%	3,485	24%	9%
Cost of Aerospace Products	5,247	29%	4,717	32%	11%
Marketing and advertising	1,338	7%	877	6%	53%
Employee benefits	565	3%	546	4%	3%
Depreciation and amortization	699	4%	740	5%	-6%
General, administrative and other	2,082	12%	2,379	16%	-12%
Total costs and expenses	13,730	76%	12,744	87%	8%
Operating income	$4,402	24%	$1,868	13%	136%

Revenue:

Revenue increased 24% to $18.1 million in the three months ended January 31, 2022, compared to $14.6 million in the three months ended January 31, 2021. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 19% for the three months to $9.4 million at January 31, 2022 compared to $7.9 million at January 31, 2021.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 30% for the three months to $8.7 million at January 31, 2022 compared to $6.7 million at January 31, 2021.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased 8% in the three months ended January 31, 2022 to $13.7 million compared to $12.7 million in the three months ended January 31, 2021. Costs and expenses were 76% of total revenue in the three months ended January 31, 2022, as compared to 87% of total revenue in the three months ended January 31, 2021.

Costs of Professional Services increased 9% in the three months ended January 31, 2022 to $3.8 million compared to $3.5 million in the three months ended January 31, 2021. Costs were 21% of total revenue in the three months ended January 31, 2022, as compared to 24% of total revenue in the three months ended January 31, 2021.

Costs of Aerospace Products increased 11% in the three months ended January 31, 2022 to $5.2 million compared to $4.7 million for the three months ended January 31, 2021. Costs were 29% of total revenue in the three months ended January 31, 2022, as compared to 32% of total revenue in the three months ended January 31, 2021.

Marketing and advertising expenses increased 53% in the three months ended January 31, 2022, to $1.3 million compared to $877 in the three months ended January 31, 2021. Expenses were 7% of total revenue in the three months ended January 31, 2022, as compared to 6% of total revenue in the three months ended January 31, 2021. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 3% in the three months ended January 31, 2022, compared to 4% in the three months ended January 31, 2021. These expenses increased 3% to $565 in the three months ended January 31, 2022, from $546 in the three months ended January 31, 2021. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 4% in the three months ended January 31, 2022, compared to 5% in the three months ended January 31, 2021. These expenses decreased 6% to $699 in the three months ended January 31, 2022 from $740 in the three months ended January 31, 2021. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the initial term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the three months ended January 31, 2022 was $561 compared to $615 in the three months ended January 31, 2021.

General, administrative and other expenses as a percent of total revenue was 12% in the three months ended January 31, 2022, compared to 16% in the three months ended January 31, 2021. These expenses decreased 12% to $2.1 million in the three months ended January 31, 2022, from $2.4 million in the three months ended January 31, 2021.

Other expense:

Interest expense was $725 in the three months ended January 31, 2022, compared with interest expense of $758 in the three months ended January 31, 2021. Interest related to obligations of BHCMC, LLC was $665 in the three months ended January 31, 2022 compared to $679 in the three months ended January 31, 2021.

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

The following table presents a summary of our operating segment information for the three months ended January 31, 2022 and January 31, 2021:

(dollars in thousands)	Three Months Ended January 31, 2022	Percent of Total Revenue	Three Months Ended January 31, 2021	Percent of Total Revenue	Percent Change 2021-2022
Professional Services
Revenue
Boot Hill Casino	$9,314	99%	$7,843	99%	19%
Management/Professional Services	102	1%	58	1%	76%
Revenue	9,416	100%	7,901	100%	19%

Costs of Professional Services	3,799	40%	3,485	44%	9%
Expenses	3,388	36%	2,692	34%	26%
Total costs and expenses	7,187	76%	6,177	78%	16%
Professional Services operating income before former noncontrolling interest in BHCMC, LLC	$2,229	24%	$1,724	22%	29%

(dollars in thousands)	Three Months Ended January 31, 2022	Percent of Total Revenue	Three Months Ended January 31, 2021	Percent of Total Revenue	Percent Change 2021-2022
Aerospace Products
Revenue	$8,716	100%	$6,711	100%	30%

Costs of Aerospace Products	5,247	60%	4,717	70%	11%
Expenses	1,296	15%	1,850	28%	-30%
Total costs and expenses	6,543	75%	6,567	98%	0%

Aerospace Products operating income	$2,173	25%	$144	2%	1409%

Professional Services

●

Revenue from Professional Services increased 19% for the three months ended January 31, 2022 to $9.4 million compared to $7.9 million for the three months ended January 31, 2021.

In the three months ended January 31, 2022 Boot Hill Casino received gross receipts for the State of Kansas of $12.1 million compared to $10.3 million for the three months ended January 31, 2021. Mandated fees, taxes and distributions reduced gross receipts by $3.8 million resulting in gaming revenue of $8.3 million for the three months ended January 31, 2022, compared to a reduction to gross receipts of $3.3 million resulting in gaming revenue of $7.0 million for the three months ended January 31, 2021.  Non-gaming revenue at Boot Hill Casino increased to $1.1 million for the three months ended January 31, 2022, compared to $842 for the three months ended January 31, 2021.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino increased 76% to $102 for the three months ended January 31, 2022, compared to $58 for the three months ended January 31, 2021.

●

Costs of Professional Services increased 9% in the three months ended January 31, 2022 to $3.8 million compared to $3.5 million in the three months ended January 31, 2021. Costs were 40% of segment total revenue in the three months ended January 31, 2022, as compared to 44% of segment total revenue in the three months ended January 31, 2021.

●

Expenses increased 26% in the three months ended January 31, 2022 to $3.4 million compared to $2.7 million in the three months ended January 31, 2021. Expenses were 36% of segment total revenue in the three months ended January 31, 2022, as compared to 34% of segment total revenue in the three months ended January 31, 2021.

Aerospace Products

●

Revenue increased 30% to $8.7 million in the three months ended January 31, 2022, compared to $6.7 million in the three months ended January 31, 2021. The increase in revenue is primarily due to an increase in special mission electronics business of $1.2 million and an increase in aircraft modification buisiness of $922.

●

Costs of Aerospace Products increased 11% in the three months ended January 31, 2022 to $5.2 million compared to $4.7 million for the three months ended January 31, 2021.  Costs were 60% of segment total revenue in the three months ended January 31, 2022, as compared to 70% of segment total revenue in the three months ended January 31, 2021.

●

Expenses decreased 30% in the three months ended January 31, 2022 to $1.3 million compared to $1.9 million in the three months ended January 31, 2021.  Expenses were 15% of segment total revenue in the three months ended January 31, 2022, as compared to 28% of segment total revenue in the three months ended January 31, 2021.

Employees

Other than persons employed by our gaming subsidiaries there were 110 full time and 6 part time employees on January 31, 2022, compared to 115 full time and 5 part time employees on January 31, 2021. As of March 11, 2022, staffing is 110 full time and 6 part time employees. Our staffing at Boot Hill Casino & Resort on January 31, 2022 was 165 full time and 54 part time employees compared to 172 full time and 54 part time employees on January 31, 2021. At March 11, 2022 there are 172 full time and 54 part time employees. None of the employees are subject to any collective bargaining agreements.

Liquidity and Capital Resources

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2022 and beyond.

Analysis and Discussion of Cash Flow

During the nine months ended January 31, 2022 our cash position decreased by $7.5 million. Net income was $10.6 million for the nine months ended January 31, 2022. Cash flows provided by operating activities was $8.6 million for the nine months ended January 31, 2022. Non-cash activities consisting of depreciation and amortization provided $3.9 million, while deferred compensation provided $456, gain on the sale of an airplane used $75, deferred income tax expense provided $234, and forgiveness of debt used $2.0 million. Contract assets decreased our cash position by $1.2 million. Contract liability decreased our cash position by $4.7 million. Inventories decreased our cash position by $81. Accounts receivable decreased our cash position by $211. Gaming facility mandated payments decreased our cash position by $117. Prepaid expenses and other assets increased our cash by $208. An increase in accounts payable, a decrease in accrued liabilities, and an increase in other current liabilities increased our cash by $502. Income tax payable increased our cash position by $1.2 million.

Cash used in investing activities was $5.2 million for the nine months ended January 31, 2022. We invested $827 towards STCs, and $1.1 million on equipment and furnishings and $3.4 million on the construction of new hangers. We received $75 in proceeds from the sale of an airplane.

Cash used by financing activities was $10.9 million for the nine months ended January 31, 2022. We made repayments on our debt of $3.1 million. We used $7.7 million to purchase the noncontrolling interest of BHCMC, LLC. We reduced our lease liability by $82. We purchased company stock of $4. The stock acquired was placed in treasury.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2022.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the nine months ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of January 31, 2022, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
Smaller reporting companies are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the third quarter of fiscal 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2022 - November 30, 2021	-	$-	-	$2,823,000
December 1, 2021 - December 31, 2021	6,290	$0.62	6,290	$2,819,000
January 1, 2022 - January 31, 2022	-	$-	-	$2,819,000
Total	6,290	$0.62	6,290

(a) Our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $4,000,000. The timing and amount of any share repurchases will be determined by Butler National's management based on market conditions and other factors. The program is currently authorized through May 1, 2023.

Item 3.		DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.		MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.		OTHER INFORMATION.
None.

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

	4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

	4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2022 and April 30, 2021, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended January 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2022 and 2021, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

March 15, 2022	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

March 15, 2022	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2022 and April 30, 2021, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended January 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2022 and 2021, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022, formatted in Inline XBRL (included as Exhibit 101)