Form 10-K
period 2022-04-30
BUTLER NATIONAL CORP
filed 2022-07-15
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended April 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $39,797,724 at October 29, 2021, when the closing price of such stock was $0.68.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of July 15, 2022, was 76,458,146 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement to be filed within 120 days of April 30, 2022 , pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Shareholders to be held on September 27, 2022, have been incorporated by reference into Part III of this Form 10-K.

BUTLER NATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED April 30, 2022

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

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K, including the following factors:

●	the geographic location of our casino;
●	customer concentration risk;
●	executive officers are family members;
●	industrial business cycles;
●	fixed-price contracts;
●	development, production, testing and marketing of new products;
●	loss of key personnel;
●	risks associated with international sales;
●	future acquisitions and investments;
●	change of control restrictions;
●	launching new online gaming or sports wagering channels;
●	ability to generate returns on sports wagering operations;
●	fraud theft, and cheating;
●	cyber-security threats;
●	extensive regulation across our industries;
●	evolving government regulations and law;
●	changes in regulations of financial reporting;
●	the stability of economic markets;
●	potential impairment losses;
●	marketability restrictions of our common stock;
●	the possibility of a reverse-stock split;
●	stock dilution caused by the annual employer match to our 401(k) plan;
●	market competition;
●	acts of terrorism and war;
●	inclement weather and natural disasters;
●	pandemics or other national health crisis (including COVID-19);
●	fluctuating fuel and energy costs;
●	rising inflation;
●	extensive taxation;

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

Products. The products that the companies within this group design, engineer, manufacture, integrate, install, repair and service include:

●	Aerial surveillance products	●	GARMIN GTN Global Position System Navigator with Communication Transceiver

●	Aerodynamic enhancement products	●	J.E.T. autopilot products

●	Airspeed and altimeter systems	●	Electrical systems and switching equipment

●	Avcon Fins	●	Noise suppression systems

●	ADS-B (transponder) systems	●	Rate gyroscopes

●	Conversion of passenger configurations to cargo	●	Replacement vertical accelerometers

●	Cargo/sensor carrying pods and radomes	●	Provisions for external stores

●	Electronic navigation instruments, radios and transponders	●	Attitude and heading reference systems

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

Professional Services. The Professional Services segment includes the management of a gaming facility and related dining and entertainment facilities in Dodge City, Kansas. Boot Hill Casino and Resort features approximately 450 slot machines and 14 table games. Companies in Professional Services also provide licensed architectural services, including commercial and industrial building design, and engineering services.

Boot Hill. Butler National Service Corporation (“BNSC”), and BHCMC, LLC (“BHCMC”), a company in Professional Services, manages The Boot Hill Casino and Resort in Dodge City, Kansas (“Boot Hill”) pursuant to the Lottery Gaming Facility Management Contract, by and among BNSC, BHCMC and the Kansas Lottery, as subsequently amended (“Boot Hill Agreement”). As required by Kansas law, all games, gaming equipment and gaming operations, including sports wagering, at Boot Hill are owned and operated by the Kansas Lottery. In July 2022, in anticipation of the legalization of sports wagering in the state of Kansas, the Company has entered into provider contracts for sports wagering platforms with DraftKings and Bally Corporation subject to regulatory approval.

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

Backlog

Our backlog as of April 30, 2022 and 2021 was as follows:

Industry Segment

(in thousands)	2022	2021
Aerospace Products	$21,758	$19,409
Professional Services	309	427

Total backlog	$22,067	$19,836

Our backlog as of July 1, 2022 totaled $24,165; consisting of $23,883 and $282, respectively, for Aerospace Products and Professional Services. The backlog includes firm pending and contract orders, which may not be completed within the next fiscal year. A portion of this backlog may be delivered after fiscal year 2023. This is standard for the industry in which modifications services and related contracts may take several months or years to complete. Such actions force backlog as additional customers request modifications, but must wait for other projects to be completed. There can be no assurance that all orders will be completed or that some may ever commence.

Dependence on Significant Customers

During the fiscal year ending April 30, 2022 we derived 34.1% of our revenue from five customers, and we had two "major customers" (10 percent or more of consolidated revenue) that provided 25.0% of total revenue. At April 30, 2022, we had one customer that accounted for 44.8% of our total accounts receivable.

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

Moreover, our gaming operations are regulated largely by the Kansas Racing and Gaming Commission and the Kansas Lottery. The gaming industry, in general, is highly regulated and we must maintain our licenses and pay gaming taxes to continue our operations. Each gaming facility is subject to extensive regulation under the laws, rules and regulations where it is located. These laws, rules and regulations generally relate to the responsibility, financial stability, integrity and character of the owners, managers and persons with financial interests in the gaming operations.

Human Capital Resources

Other than persons employed by our gaming management subsidiaries there were 107 full time and 5 part time employees on April 30, 2022 compared to 113 full time and 5 part time employees on April 30, 2021. As of July 8, 2022, staffing was 111 full time and 6 part time employees. Our staffing at Boot Hill Casino on April 30, 2022 was 180 full time and 60 part time employees and 172 full time employees and 60 part time employees on April 30, 2021. As of July 8, 2022 our staffing at Boot Hill Casino was 191 full time employees and 56 part time employees.

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

None of our employees are subject to collective bargaining agreements.

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position
Clark D. Stewart	82	President and Chief Executive Officer since 1989.
Craig D. Stewart	48	Vice President since 2013.
Christopher J. Reedy	56	Vice President since 2000 and Secretary since 2005.
Tad M. McMahon	55	Chief Financial Officer since 2017.

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

During the fiscal year ending April 30, 2022 we derived 34.1% of our revenue from five customers, and we had two "major customers" (10 percent or more of consolidated revenue) that provided 25.0% of total revenue. At April 30, 2022, we had one customer that accounted for 44.8% of our total accounts receivable. A loss of business from, or the bankruptcy or insolvency of, one or more of these major customers may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Our success depends heavily upon the continued contributions of these key persons, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to attract and retain experienced professional staff. While we currently have an employment agreement with our CEO, Clark D. Stewart, and other key management personel, if we were to lose the services of Mr. Stewart or other key persons, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire suitable replacements.

We are exposed to risks associated with our international sales.

Our international sales may be subject to local government laws, regulations and procurement policies and practices which may differ from U.S. Federal Government regulation, including regulations related to products being installed on aircraft, exchange controls, as well to varying currency, geo-political and economic risks. We are also exposed to risks associated with any relationships with foreign representatives, consultants, partners and suppliers for international sales and operations. Our ability to arrange safe travel to visit our international customers may put our ability to sell to such customers at risk, which could adversely affect our financial condition, results of operations, liquidity and cash flows.

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

We face a number of challenges prior to launching new online gaming or sports wagering channels, which may lead to increased costs and delays in anticipated revenues.

We have recently signed agreements with DraftKings and Bally Corporation to facilitate online and mobile sports wagering. No assurance can be given that, when we endeavor to launch new online gaming or sports wagering channels, the expected timetables for opening such channels will be met in light of the uncertainties inherent in the development of the regulatory framework, construction, the licensing process, legislative action and litigation. In addition, as we seek to launch online gaming and sports wagering applications in Kansas, we may need to hire additional qualified employees, such as engineers, IT professionals and other compliance personnel. Given the significant competition in this area for qualified candidates, we may be unable to hire qualified candidates.

There can be no assurance that we will be able to compete effectively or generate sufficient returns on our new sports wagering operations.

Kansas has recently legalized intra-state sports wagering and has established extensive state licensing and regulatory requirements governing any such intra-state sports wagering. We expect to launch our online and mobile sports wagering applications by the fall of 2022. Our sports wagering operations will compete in a rapidly evolving and highly competitive market against an increasing number of competitors.

Additionally, we have entered into agreements with sports wagering operators such as DraftKings and Bally Corporation and may enter into additional agreements with strategic partners and other third-party vendors to provide market access in certain jurisdictions. In addition, there can be no assurance that the Kansas audience will engage in sports wagering and online gaming products to the extent that we expect. Further, the success of our proposed sports wagering operations is dependent on a number of additional factors, many of which are beyond our control, including the ultimate tax rates and license fees charged by local and state jurisdictions in Kansas; our ability to gain market share in a new market; the timeliness and the technological and popular viability of our products; our ability to compete with new entrants in the market; changes in consumer demographics and public tastes and preferences; cancellations and delays in sporting seasons and sporting matches as a result of events such as players strikes or lockouts or related to the COVID-19 pandemic; and the availability and popularity of other forms of entertainment. There can be no assurance that we will be able to compete effectively or that our offerings will be successful and generate sufficient returns on our investment.

Any of the factors above could prevent us from receiving the expected returns of our development and investment in mobile and online sports wagering, cause the market price of our common stock to decline, and have a material adverse effect on our financial condition, results of operations, and cash flows.

We face the risk of fraud, theft, and cheating.

For our casino operations, we face the risk that gaming customers may attempt or commit fraud or theft or cheat in order to increase winnings. Such acts of fraud, theft, or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers, or other casino or gaming area staff. Additionally, we also face the risk that customers may attempt or commit fraud or theft with respect to our non-gaming offerings or against other customers. Such risks include stolen credit or charge cards or cash, falsified checks, theft of retail inventory and purchased goods, and unpaid or counterfeit receipts. Failure to discover such acts or schemes in a timely manner could result in losses in our operations. Negative publicity related to such acts or schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations, and cash flows

Data Privacy, Security and Intellectual Property Risks

Cyber-security threats or other disruptions to our technology infrastructure could harm our business.

To perform our professional services, we make extensive use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems, or those of service providers and business partners, that maintain and transmit customer or employee information may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees, or those of a third-party service provider or business partner. As a result, our customers’ or employee’s information may be lost, disclosed, accessed or taken without our customers’ or employees’ consent.

In addition, third-party service providers and other business partners process and maintain proprietary business information and data related to our employees, customers, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third-party penetration of our network security or that of a third-party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees or those of a third-party service provider or business partner. As a result, our business information or customer, supplier and other business partner data may be lost, disclosed, accessed or taken without consent.

Any such loss, disclosure or misappropriation of, or access to, customers’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our business, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our reputation, business, operating results and financial condition.

For both our aerospace and professional services divisions, our use of electronic data storage, automated systems and technology for our operations and records management gives rise to cyber-security risks. Although we and our third-party providers have preventive systems and processes in place designed to protect against the risk of system failure and cyber-attacks, a security breach of our systems or those of our third-party providers may cause a disruption of our business or expose us to a loss of information or litigation which could have a material adverse effect on our financial condition, reputation and results of operations.

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

The State of Kansas has approved state-owned Lottery Gaming Facilities, pari-mutuel dog and/or horse racing for non-Indian organizations. The State of Kansas operates a state lottery, keno games and state-owned Lottery Gaming Facilities for the benefit of the State. The Lottery Gaming Facility management contract approval process requires that any entity or person owning directly or indirectly five percent (5%) of the ownership interest of the management company must be found suitable to be an owner by the State of Kansas.

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

Increased competition, including the entry of new competitors, the introduction of new products by new and existing competitors or price competition, could adversely affect our financial condition, results of operations, liquidity and cash flows. Additionally, because of the rapid rate at which the gaming industry has expanded, and continues to expand, the gaming industry may be at risk of market saturation, both as to specific areas and generally. Overbuilding of gaming facilities by others at particular sites in competitive markets may have a material adverse effect on our ability to compete and on our operations. Competition for the disposable income dollars from the State of Kansas through the Kansas Lottery operating iLottery and sports wagering may have a material adverse effect on our business.

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

The global spread of COVID-19 has impacted our business and may cause further disruptions to our business, financial performance and operating results.

As of the date of this annual report, there continues to be uncertainty around the COVID-19 pandemic, its duration, and its impact on U.S. and global economic activity and consumer behavior. The omicron variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused an increase in COVID-19 cases globally. The impact of the omicron variant, its subvariants, or of any other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines, vaccination rates among the population, the effectiveness of COVID-19 vaccines against the variants, and the response by governmental bodies to reinstate mandated business closures, orders to “shelter in place,” occupancy limitations, and travel and transportation restrictions. While restrictions have eased throughout 2021 and in early 2022, new restrictions to combat the spread of the variants, such as restrictions and bans on travel or transportation, stay-at-home directives, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings, and quarantines and lock-downs may be put into place in the future. The impact of this pandemic has had, and may continue to have, a material adverse effect on our business, employees, suppliers, and customers. We also experienced a decrease in the number of patrons at our Boot Hill Casino & Resort since the start of the pandemic, which may continue for the foreseeable future.

Demand for our aircraft modification business may decrease in correlation to the general health of the U.S. economy. We are experiencing longer supply chain lead times that affect our ability to deliver products to our customers. The continued impact on our business as a result of the COVID-19 pandemic (directly or indirectly) could materially adversely affect our results of operations, financial condition, and cash flows in the near-term and beyond fiscal 2022.

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

Rising inflation has increased costs related to materials and labor which has adversely impacted our operational capacity and lowered profitability.

The COVID pandemic caused a global recession and the sustainability of the economic recovery remains unclear. The COVID pandemic has also significantly increased economic and demand uncertainty, has caused inflationary pressure in the U.S. and elsewhere, and has led to disruption and volatility in demand for our services.

The Bureau of Labor Statistics reported that the Consumer Price Index increased 7 percent in 2021, indicating the largest increase since 1982. Many of our operating expenses are sensitive to increases in inflation including equipment prices, fuel costs, and employee-related costs. Insurance costs have also significantly increased with most major carriers. Furthermore, inflationary pressures the market is currently experiencing may increase costs for materials, supplies, and services. Rising inflation may also drive demand for increases in compensation for employees which may result in increase in labor costs. With increasing costs, we may have to increase our prices to maintain the same level of profitability.

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

Boot Hill Casino, pursuant to its Management Contract with the State of Kansas pays total taxes between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. Boot Hill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $2.0 million during fiscal year ended April 30, 2022.

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

Butler Avionics, Inc. and Butler National Aviation Certification Center are located at One Aero Plaza, New Century, Kansas in a 36,000 square foot facility with hangar space at the New Century Airport in New Century, Kansas.

Avcon Industries, Inc. is located at 714 North Oliver Road, Newton, Kansas, in a 47,000 square foot facility of hangar and office space at the municipal airport in Newton, Kansas. In addition, Avcon Industries, Inc. owns a 12,000 square foot hangar and office space at the municipal airport in Newton, Kansas.

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

Item 3.  LEGAL PROCEEDINGS

As of July 15, 2022, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK (BUKS):

(a)	Market Information: Our shares are exclusively quoted on OTCQB platform under the symbol "BUKS".

The range of the high and low bid prices per share of the common stock, for fiscal years 2022 and 2021, as reported by OTC Markets Group, is set forth below. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2022		Year Ended April 30, 2021
	Low	High	Low	High
First quarter	$0.52	$0.63	$0.45	$0.55
Second quarter	$0.52	$0.70	$0.45	$0.54
Third quarter	$0.65	$0.89	$0.46	$0.56
Fourth quarter	$0.66	$0.97	$0.51	$0.72

(b)	Holders: The approximate number of holders of record of our common stock, as of July 8, 2022, was 2,500. The price of the stock as of July 8, 2022 was approximately $0.87 per share.
(c)	Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK:

As of July 15, 2022, there were no Convertible Preferred shares or Convertible Debenture notes outstanding.

Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs

May 1, 2021 through April 30, 2022	0	$0.00	$0.00

Total	0	$0.00	$0.00

STOCK REPURCHASE PROGRAM

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4.0 million of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2023.

The table below provides information with respect to common stock purchases by the Company during the year ended April 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$4,000
Shares purchased in prior periods	2,721,415	$0.36	2,721,415	$3,019
Quarter ended July 31, 2020 (a)	212,000	$0.51	212,000	$2,911
Quarter ended October 31, 2020 (a)	152,915	$0.50	152,915	$2,835
Quarter ended January 31, 2021 (a)	-	$-	-	$2,835
Quarter ended April 30, 2021 (a)	17,303	$0.65	17,303	$2,823
Quarter ended July 31, 2021 (a)	-	$-	-	$2,823
Quarter ended October 31, 2021 (a)	6,290	$0.62	6,290	$2,819
Quarter ended January 31, 2022 (a)	-	$-	-	$2,819
Month ended February 28, 2022 (a)	-	$-	-	$2,819
Month ended March 31, 2022 (a)	-	$-	-	$2,819
Month ended April 30, 2022 (a)	180,503	$0.91	180,503	$2,655
Total	3,290,426	$0.41	3,290,426

(a)	These shares of common stock purchased were purchased through private transactions

Item 6.  RESERVED

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

Our fiscal year ends on April 30. Fiscal years 2022 and 2021 consisted of 52 weeks and ended on April 30, 2022 and April 30, 2021, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.

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

COVID-19 Overview:

The pandemic caused by COVID-19 has caused volatility in world-wide financial markets since 2020, primarily due to uncertainty with respect to the severity and duration of the pandemic. Although many experts believe the pandemic has ended in 2022, the threat of outbreaks and new variations of the virus continue to affect operations and finances of businesses like ours.

We have experienced lower customer headcount, which has been off-set by a larger net revenue per customer. We are experiencing, and expect to continue experiencing, lower demand for our professional services and increased costs and other challenges related to COVID-19 that adversely affects our business.

The COVID-19 pandemic has impacted our business operations and financial results and continues to impact us in fiscal 2022. We face numerous uncertainties in estimating the direct and indirect effects on our present and future business operations, financial condition, results of operations, and liquidity. Due to several rapidly changing variables related to the COVID-19 pandemic, we cannot reasonably estimate future economic trends and the timing of when stability will return. Refer to Item 1A. “Risk Factors” for a disclosure of risk factors related to COVID-19.

As the economy in general slowly recovers, and vaccinations rates in our operating territory improve and new infections decline, we have continued to see improvements in customer headcount. However, the unpredictable nature of the pandemic could again lead to closures, decreased traffic and demand, and increased COVID-19- related operating expenses, for the foreseeable future. While COVID-19 has resulted in, and will continue to bring, significant challenges and uncertainty to our operating environment, we believe that our resilient business model and the strength of our brand and balance sheet position us well to emerge from the pandemic.

Results Overview

Our fiscal 2022 revenue increased 20% to $73.5 million compared to $61.5 million in fiscal 2021. In fiscal 2022 the Professional Services revenue increased 30%. There was an increase of 10% in the Aerospace Products revenue in fiscal 2022.

Our fiscal 2022 net income was $12.2 million compared to net income of $2.5 million in fiscal 2021. Earnings per share was $0.14 for fiscal 2022 compared to $0.02 in fiscal 2021. We continue focusing on our margin expansion initiatives, including efficiencies in our implementation and operational processes and controlling general and administrative expenses. The fiscal 2022 operating income was $16.1 million, an increase from $5.9 million in fiscal 2021.

RESULTS OF OPERATIONS

Fiscal 2022 compared to Fiscal 2021

(dollars in thousands)	2022	Percent of Total Revenue	2021	Percent of Total Revenue	Percent Change 2021-2022
Revenue:
Professional Services	$39,147	53%	$30,205	49%	30%
Aerospace Products	34,326	47%	31,275	51%	10%

Total revenues	73,473	100%	61,480	100%	20%

Costs and expenses:
Cost of professional services	15,798	21%	14,214	23%	11%
Cost of aerospace products	22,434	30%	23,293	38%	-4%
Marketing and advertising	5,236	7%	3,752	6%	40%
Employee benefits	2,573	4%	2,571	4%	0%
Depreciation and amortization	2,815	4%	3,542	6%	-21%
General, administrative and other	8,488	12%	8,208	13%	3%

Total costs and expenses	57,344	78%	55,580	90%	3%
Operating income	$16,129	22%	$5,900	10%	173%

Revenue:

Revenue increased  to $73.5 million in fiscal 2022, compared to $61.5 million in fiscal 2021. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services through BCS Design, Inc. ("BCS"). Revenue from Professional Services increased 30% to $39.1 million in fiscal 2022 compared to $30.2 million in fiscal 2021. We increased our marketing effort into an expanded market area. We believe this resulted in an increase in patron visits and an increase in the average spend per visit.

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 10% to $34.3 million in fiscal 2022 compared to $31.3 million in fiscal 2021. The increase in revenue is primarily due to an increase in aircraft avionics and special mission electronics business of $3.4 million and a decrease in aircraft modification business of $351.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 3% in fiscal 2022 to $57.3 million compared to $55.6 million in fiscal 2021. Costs and expenses were 78% of total revenue in fiscal 2022, compared to 90% of total revenue in fiscal 2021.

Marketing and advertising expenses as a percent of total revenue was 7% in fiscal 2022, as compared to 6% in fiscal 2021. These expenses increased 40% to $5.2 million in fiscal 2022, from $3.8 million in fiscal 2021. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions. The increase is primarily due to increasing our marketing efforts into an expanded market area.

Employee benefits expenses as a percent of total revenue was 4% in fiscal 2022, compared to 4% in fiscal 2021. These expenses remained constant at $2.6 million in fiscal 2022 and fiscal 2021. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization as a percent of total revenue was 4% in fiscal 2022, compared to 6% in fiscal 2021. These expenses decreased to $2.8 million in fiscal 2022, from $3.5 million in fiscal 2021. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for fiscal 2022 was $2.3 million compared to $3.1 million in fiscal 2021.

General, administrative and other expenses as a percent of total revenue was 12% in fiscal 2022, compared to 13% in fiscal 2021. These expenses increased 3% to $8.5 million in fiscal 2022, from $8.2 million in fiscal 2021.

Other income (expense):

Interest and other income (expense) were ($613) in fiscal 2022 compared with interest and other income (expense) of ($3.1)million in fiscal 2021, a decrease of $2,518, from fiscal 2021 to fiscal 2022. The decrease is due primarily to the forgiveness of the Paycheck Protection Program loan of $2.0 million from the Small Business Administration, a gain on the sale of an airplane of $75, and a reduction of interest of $449.

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

The following table presents a summary of our operating segment information for fiscal years 2022 and 2021:

(dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Percent Change 2021-2022
Professional Services
Revenue
Boot Hill Casino	$38,769	99%	$29,951	99%	29%
Management/Professional Services	378	1%	254	1%	49%
Revenue	39,147	100%	30,205	100%	30%

Costs of Professional Services	15,798	41%	14,214	47%	11%
Expenses	13,378	34%	10,945	36%	22%
Total costs and expenses	29,176	75%	25,159	83%	16%
Professional Services operating income before noncontrolling interest in BHCMC, LLC	$9,971	25%	$5,046	17%	98%

(dollars in thousands)	2022	Percent of Revenue	2021	Percent of Revenue	Percent Change 2021-2022

Aerospace Products
Revenue	$34,326	100%	$31,275	100%	10%

Costs of Aerospace Products	22,434	65%	23,293	74%	-4%
Expenses	5,734	17%	7,128	23%	-20%
Total costs and expenses	28,168	82%	30,421	97%	-7%

Aerospace Products operating income	$6,158	18%	$854	3%	621%

Professional Services

●

Revenue from Professional Services increased 30% to $39.1 million in fiscal 2022 from $30.2 million in fiscal 2021. We increased our marketing effort into an expanded market area. We believe this resulted in an increase in patron visits and an increase in the average spend per visit.

In fiscal 2022 Boot Hill Casino received gross receipts for the State of Kansas of $50.2 million compared to $39.3 million in fiscal 2021. Mandated fees, taxes and distributions reduced gross receipts by $15.8 million resulting in gaming revenue of $34.4 million in fiscal 2022 compared to $26.8 million in fiscal 2021, an increase of 28%.  Non-gaming revenue at Boot Hill Casino was $4.4 million in fiscal 2022 compared to $3.1 million in fiscal 2021.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino increased 49% to $378 in fiscal 2022 compared to $254 in fiscal 2021.

●

Costs increased 11% in fiscal 2022 to $15.8 million compared to $14.2 million in fiscal 2021. Costs were 41% of segment total revenue in fiscal 2022, compared to 47% of segment total revenue in fiscal 2021.

●

Expenses increased 22% in fiscal 2022 to $13.4 million compared to $10.9 million in fiscal 2021. Expenses were 34% of segment total revenue in fiscal 2022, compared to 36% of segment total revenue in fiscal 2021. The increase is due primarily to 1) an increase in marketing efforts into an expanded market area, and 2) Professional Services growing at a faster rate than Aerospace Products and were allocated a larger portion of the corporate allocation pool.

Aerospace Products

●

Revenue increased 10% to $34.3 million in fiscal 2022 compared to $31.3 million in fiscal 2021. This $3.1 million increase was due to an increase in our aircraft avionics and special mission electronics business of $3.4 million and a decrease in our aircraft modification business of $351. We have invested in the development of several STCs. These STCs are state of the art avionics and we are aggressively marketing both domestically and internationally.

●

Costs decreased 4% to $22.4 million in fiscal 2022 compared to $23.3 million in fiscal 2021. Costs were 65% of segment total revenue in fiscal 2022, compared to 74% of segment total revenue in fiscal 2021. The decrease in costs is due primarily to a change in product mix in the aircraft modification business.

●

Expenses decreased 20% in fiscal 2022 to $5.7 million compared to $7.1 million in fiscal 2021. Expenses were 17% of segment total revenue in fiscal 2022, compared to 23% of segment total revenue in fiscal 2021. The decrease is due primarily to the revenue of Aerospace Products growing at a slower rate than Professional Services and were allocated a smaller portion of the corporate allocation pool.

Liquidity and Capital Resources (in thousands)

At April 30, 2022, the Company has a line of credit with Kansas State Bank in the form of a promissory note with an intereset rate 3.65% totaling $2,000. The unused line at April 30, 2022 was $2,000. There were no advances made on the line of credit during the year ended April 30, 2022. The line of credit is due on demand and is collateralized by a first and second position on all assets of the Company.

One note with Academy Bank, N.A. for $32,667 collateralized by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.32% payable over seven years with an initial twenty-year amortization and a balloon payment of $19,250 at the end of seven years. The second note with Academy Bank, N.A. for $12,721 collateralized by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.75% payable in full over five years. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash. We are in compliance with these covenants at April 30, 2022.

At April 30, 2022, there is one note with 1st Source Bank with an interest rate of 6.25% collateralized by an aircraft security agreement totaling $534. This note was used to purchase an aircraft. This note matures in January 2023.

One note with Fidelity State Bank and Trust Company for $181 remains for real estate purchased in Dodge City, Kansas.  The interest rate on this note is 6.25%. This note matures in June 2024.

At April 30, 2022, there is a note payable with Bank of America, N.A. collateralized by real estate with a balance of $1,106. The interest rate on this note is at SOFR plus 1.75%. This note matures in March 2029.

At April 30, 2022, there is a note payable with Bank of America, N.A. collateralized by real estate with a balance of $507. The interest rate on this note is at SOFR plus 1.75%. This note matures in March 2029.

At April 30, 2022, there is a note payable with Patriots Bank with an interest rate of 4.35% collateralized by aircraft security agreements totaling $1,197. This note matures in March 2029.

At April 30, 2022, there is a note payable with an interest rate of 8.13% totaling $52 collateralized by equipment. This note matures in October 2025.

We are not in default of any of our notes as of April 30, 2022 or July 15, 2022.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2022 and beyond.

During fiscal 2022 our cash position decreased by $9.5 million. Net income was $12.2 million. Cash flows from operating activities provided $11.0 million. Non-cash activities consisting of depreciation and amortization contributed $5.3 million, 401(k) stock issues contributed $807, gain on sale of airplanes used $75, forgiveness of debt used $2.0 million and deferred compensation contributed $585. Deferred income taxes increased our cash position by $174. Accounts receivable decreased our cash position by $1.7 million. Inventories decreased our cash position by $304. Accounts payable and contract liability decreased our cash position by $4.1 million. Contract assets decreased our cash position by $1.0 million. Prepaid expenses and other assets increased our cash by $141, while gaming facility mandated payments increased our cash by an additional $172. Accrued liabilities, other liabilities and income tax payable increased our cash position by $832.

Cash used in investing activities was $9.5 million. We invested $1.1 million towards STCs, $5.2 million in construction of a new hangar, $1.2 million to purchase a new hangar, and $2.0 million on equipment and furnishings. We received $75 in proceeds from the sale of an airplane.

Cash used in financing activities was $11.1 million. We increased our debt by $1.3 million. We made repayments on our debt of $4.4 million. We used $7.7 million to purchase the noncontrolling interest of BHCMC, LLC. We reduced our lease liability by $108. We purchased company stock of $168. The stock acquired was placed in treasury.

The Company anticipates capital expenditures in fiscal year 2023 to be approximately $4.8 million, consisting of $1.3 million on STC's, $700 on the construction of a new hangar, $2.0 million on equipment and furnishings, and $800 on the implementation of sports wagering. We anticipate our cash balance will be sufficient to cover cash requirements through the current fiscal year.

The COVID pandemic caused a global recession and the sustainability of the economic recovery remains unclear. The COVID pandemic has also significantly increased economic and demand uncertainty, has caused inflationary pressure in the U.S. and elsewhere, and has led to disruption and volatility in demand for our services. The COVID pandemic may negatively affect our capital resources and operations.

The Bureau of Labor Statistics reported that the Consumer Price Index increased 7 percent in 2021, indicating the largest increase since 1982. Many of our operating expenses are sensitive to increases in inflation including equipment prices, fuel costs, and employee-related costs. Insurance costs have also significantly increased with most major carriers. Furthermore, inflationary pressures the market is currently experiencing may increase costs for materials, supplies, and services. Rising inflation may also drive demand for increases in compensation for employees which may result in increase in labor costs. With increasing costs, we may have to increase our prices to maintain the same level of profitability.

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

Aircraft modifications are performed under fixed-price contracts. Revenue from fixed-priced contracts are recognized on the percentage-of-completion method, measured by the direct labor incurred compared to total estimated direct labor. Using direct labor best represents the progress on a contract.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Significant estimates include assumptions about collection of accounts receivable, the valuation, and recognition of stock-based compensation expense, valuation for deferred tax assets and useful life of fixed assets. We believe any changes in these estimates will not result in a materially adverse affect to the Company's financial position or results of operations.

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

The Financial Statements of the Registrant are set forth on pages 30 through 48 of this report.

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

In connection with the preparation of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2022.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2022.

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

Changes in Internal Control Over Financial Reporting: In our opinion, there were no material changes in the Company internal controls over financial reporting during the three months ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on September 27, 2022, and is incorporated herein by reference. Certain information regarding executive officers of Butler National Corporation is included above in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item 11 regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on September 27, 2022, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about our common stock that may be issued under our equity compensation plan as of April 30, 2022.

Plan Category	Securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price per share	Securities available for future issuance
Equity compensation plans approved by security holders	-	-	5,000,000
Equity compensation plans not approved by security holders	-	-	-

Total	-	-	5,000,000

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on September 27, 2022, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on September 27, 2022, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on September 27, 2022, and is incorporated herein by reference.

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

4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021 (File No. 000-01678).

4.3	Description of Securities.

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

10.11	Promissory Note dated April 29, 2015, by and among BHCMC, L.L.C. and KS StateBank, incorporated by reference to Exhibit 10.23 of our Form 10-K filed on July 29, 2015 (File No. 000-01678).

10.12	Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed September 29, 2016 (File No. 000-01678).

10.13	Form of Registered Stock Agreement under the Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on April 17, 2019 (File No. 000-01678).

10.14	Promissory Note dated February 27, 2019, by Butler National, Inc. and First Source Bank, incorporated by reference to Exhibit 10.18 of our Form 10-K filed on July 19, 2019 (File No. 000-16780).

10.15	Loan Agreement dated December 17, 2020 by BHCMC, L.L.C., BHCRE LLC, and Academy Bank, N.A., incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on March 12, 2021 (File No. 000-16780).

10.16	Sale and Purchase Agreement for Preferred Membership Interest Units in BHCMC, L.L.C., dated September 13, 2021, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 20, 2021.

10.17	Loan Modification Agreement dated October 18, 2021 between BHCMC, L.L.C. and Academy Bank N.A., incorporated by reference to Exhibit 10.2 of our Form 8-K filed on October 20, 2021.

14	Standards of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Company's Form 10-K for the year ended April 30, 2008 (File No. 000-01678).

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accountants RBSM LLP.

31.1	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company's Annual Report on Form 10-K for the year ended April 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language) includes; (i) Consolidated Balance Sheets as of April 30, 2022 and 2021; (ii) Consolidated Statements of Operations for the years ended April 30, 2022 and 2021; (iii) Consolidated Statements of Stockholders' Equity for the years ended April 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the years ended April 30, 2022 and 2021, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Relates to management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 15, 2022

BUTLER NATIONAL CORPORATION

/s/ Clark D. Stewart
Clark D. Stewart, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Clark D. Stewart	President, Chief Executive Officer and Director	July 15, 2022
Clark D. Stewart	(Principal Executive Officer)

/s/ Tad M. McMahon	Chief Financial Officer	July 15, 2022
Tad M. McMahon	(Principal Financial Officer and Principal Accounting Officer)

/s/ R. Warren Wagoner	Chairman of the Board and Director	July 15, 2022
R. Warren Wagoner

/s/ David B. Hayden	Director	July 15, 2022
David B. Hayden

/s/ Bradley K. Hoffman	Director	July 15, 2022
Bradley K. Hoffman

/s/ Craig D. Stewart	President - Aerospace and Director	July 15, 2022
Craig D. Stewart

/s/ John M. Edgar	Director	July 15, 2022
John M. Edgar

/s/ Joe A. Peters	Director	July 15, 2022
Joe A. Peters

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Butler National Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Butler National Corporation and Subsidiaries (collectively, the “Company”) as of April 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Description of the Matter

Revenue recognition – Estimated Costs at Completion

As described in Note 1 to the consolidated financial statements, a significant portion of the Company’s revenues are from fixed-price contracts to deliver aircraft modifications built to customer specifications. These services and products are provided by its wholly-owned subsidiary, Avcon Industries, Inc. A portion of the Company’s total revenues of $19.5 million for the year ended April 30, 2022 are from such contracts having a duration from 1 to 32 months. Performance obligations related to delivering complex airplane modification built to customer specifications under these contracts are recognized over time as these performance obligations do not create assets with an alternative use to the Company and the Company has an enforceable right to payment for performance to date. To measure the transfer of control, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses the cost-to-cost measure of progress for its contracts because that best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Estimating the total costs at completion of a performance obligation requires management to make estimates related to items such as direct labor hours and productivity, material costs and, and the costs of overhead. The Company estimates the percentage completed based on actual direct labor hours spent compared to estimated direct labor hours and applying this completion percentage to the entire contract.

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

Las Vegas, NV

July 15, 2022

PCAOB ID 587

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF April 30, 2022 and 2021

(in thousands, except per share data)

	April 30, 2022	April 30, 2021
ASSETS
CURRENT ASSETS:
Cash	$12,487	$22,022
Accounts receivable, net of allowance for doubtful accounts	3,636	1,961
Inventories
Parts and raw materials	4,722	4,829
Work in process	4,080	3,657
Finished goods	70	82
Total inventory, net of allowance	8,872	8,568
Contract asset	1,470	421
Prepaid expenses and other current assets	1,361	1,496
Total current assets	27,826	34,468

PROPERTY, PLANT AND EQUIPMENT:
Lease right-to-use assets	3,240	3,099
Construction in progress	6,417	1,170
Land	4,751	4,751
Building and improvements	40,962	39,747
Aircraft	8,719	9,138
Machinery and equipment	4,917	4,253
Office furniture and fixtures	11,826	10,699
Leasehold improvements	4,032	4,032
	84,864	76,889
Accumulated depreciation	(23,290)	(20,519)
Total property, plant and equipment	61,574	56,370

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $9,336 at April 30, 2022 and $8,041 at April 30, 2021)	8,018	8,211

OTHER ASSETS:
Other assets (net of accumulated amortization of $11,575 at April 30, 2022 and $10,886 at April 30, 2021)	1,621	2,872
Deferred tax asset, net	1,770	-
Total other assets	3,391	2,872
Total assets	$100,809	$101,921
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$5,165	$5,972
Current maturities of lease liability	106	107
Accounts payable	2,773	1,893
Contract liability	820	5,798
Gaming facility mandated payment	1,630	1,458
Compensation and compensated absences	1,911	1,862
Income tax payable	1,049	212
Other current liabilities	211	265
Total current liabilities	13,665	17,567

Long-term debt, net of current maturities	43,411	39,816
Lease liability, net of current maturities	2,899	2,759
Deferred tax liability, net	-	400
Total long-term liabilities	46,310	42,975
Total liabilities	59,975	60,542

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 80,348,572 shares, and outstanding 76,458,146 shares at April 30, 2022 and issued 79,070,382 shares, and outstanding 75,366,749 shares at April 30, 2021	803	790
Capital contributed in excess of par	12,160	16,900
Treasury stock at cost, 3,890,426 shares at April 30, 2022 and 3,703,633 shares at April 30, 2021	(2,077)	(1,909)
Retained earnings	29,948	19,580
Total Butler National Corporation's stockholders' equity	40,834	35,361
Noncontrolling interest in BHCMC, LLC	-	6,018
Total stockholders' equity	40,834	41,379
Total liabilities and stockholders' equity	$100,809	$101,921

The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED April 30, 2022 and 2021

(in thousands, except per share data)

	2022	2021
REVENUES:
Professional services	$39,147	$30,205
Aerospace products	34,326	31,275
Total revenues	73,473	61,480

COSTS AND EXPENSES:
Cost of professional services	15,798	14,214
Cost of aerospace products	22,434	23,293
Marketing and advertising	5,236	3,752
Employee benefits	2,573	2,571
Depreciation and amortization	2,815	3,542
General, administrative and other	8,488	8,208
Total costs and expenses	57,344	55,580

OPERATING INCOME	16,129	5,900

OTHER INCOME (EXPENSE):
Interest expense	(2,689)	(3,138)
Forgiveness of debt	2,001
Gain on sale of airplanes	75	-
Other	-	7
Total other income (expense)	(613)	(3,131)

INCOME BEFORE INCOME TAXES	15,516	2,769

PROVISION (BENEFIT) FOR INCOME TAXES
Provision for income taxes	3,102	536
Deferred income tax (benefit)	174	(225)
NET INCOME	12,240	2,458

Net (income) loss attributable to noncontrolling interest in BHCMC, LLC	(1,872)	(1,025)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$10,368	$1,433

BASIC EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$.14	$.02

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	75,340,131	74,144,957

DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$.14	$.02

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	75,340,131	74,144,957

The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED April 30, 2022 and 2021

(dollars in thousands)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2020	77,719,677	$777	$15,600	3,321,415	$(1,713)	$18,147	$32,811	$4,993	$37,804

Issuance of stock benefit plan	1,400,705	14	707	-	-	-	721	-	721

Stock repurchase	-	-	-	382,218	(196)	-	(196)	-	(196)

Deferred compensation, restricted stock	(50,000)	(1)	593	-	-	-	592	-	592

Net Income	-	-	-	-	-	1,433	1,433	1,025	2,458

Balance, April 30, 2021	79,070,382	790	16,900	3,703,633	(1,909)	19,580	35,361	6,018	41,379

Issuance of stock benefit plan	1,328,190	13	794	-	-	-	807	-	807

Stock repurchase	-	-	-	186,793	(168)	-	(168)	-	(168)

Purchase of non-controlling interest in BHCMC, LLC	-	-	(6,119)	-	-	-	(6,119)	(7,890)	(14,009)

Deferred compensation, restricted stock	(50,000)	-	585	-	-	-	585	-	585

Net Income	-	-	-	-	-	10,368	10,368	1,872	12,240

Balance, April 30, 2022	80,348,572	$803	$12,160	3,890,426	$(2,077)	$29,948	$40,834	$-	$40,834

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED April 30, 2022 and 2021

(dollars in thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,240	$2,458
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,281	5,856
Forgiveness of debt	(2,001)	-
Stock issued for benefit plan	807	721
Deferred income tax expense (benefit)	174	(225)
Gain on sale of airplanes	(75)	-
Deferred compensation, restricted stock	585	592

Changes in operating assets and liabilities
Accounts receivable	(1,675)	823
Inventories	(304)	47
Contract asset	(1,049)	(226)
Prepaid expenses and other assets	141	123
Accounts payable	880	931
Contract liability	(4,978)	3,609
Lease liability	-	(659)
Accrued liabilities	49	(709)
Gaming facility mandated payment	172	120
Income tax payable	837	6
Other liabilities	(54)	(9)
Net cash provided by operating activities	11,030	13,458

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,579)	(6,992)
Proceeds from sale of airplanes	75	-
Net cash used in investing activities	(9,504)	(6,992)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	1,262	2,479
Repayments of long-term debt	(4,388)	(3,380)
Payments on lease liability	(108)	(140)
Repurchase of common stock	(168)	(196)
Purchase of noncontrolling interest in BHCMC, LLC	(7,659)	-
Net cash used in financing activities	(11,061)	(1,237)

NET INCREASE (DECREASE) IN CASH	(9,535)	5,229

CASH, beginning of year	22,022	16,793

CASH, end of year	$12,487	$22,022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,684	$3,034
Income taxes paid	$2,265	$535

NON CASH INVESTING AND FINANCING ACTIVITY
Secured notes payable for purchase of noncontrolling interest in BHCMC, LLC, net	$7,914	$-
Notes receivable forgiven as part of purchase of noncontrolling interest in BHCMC, LLC	$780	$-
Deferred tax asset relating to the purchase of noncontrolling interest in BHCMC, LCC	$2,344	$-
Purchase of noncontrolling interest - note receivable and other liabilities	$6,350	$-
Secured notes payable for purchase of leased assets, net	$-	$41,205
Lease right-of-use assets purchased	$247	$38,622
Lease liability for purchase of assets under lease	$-	$39,709

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.	NATURE OF OPERATIONS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned active subsidiaries, Avcon Industries, Inc., BCS Design, Inc., Butler National Service Corporation, Butler National Corporation-Tempe, Butler Avionics, Inc., Butler National, Inc., Butler Temporary Services, Inc., Kansas International Corporation, Kansas International DDC, LLC, and BHCMC, LLC (collectively, The Company). These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”), expressed in U.S. dollars. All amounts are in thousands, except share and par values, unless otherwise noted. All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year end of the Company is April 30.

Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas facility. Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, ISR modifications, and stability enhancing modifications. Butler Avionics, Inc. sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems). Butler National, Inc. acquires airplanes, principally Learjets, to refurbish and sell. Butler Temporary Services, Inc. processes company payroll. Kansas International Corporation and Kansas International DDC, LLC own property. Butler National Corporation-Tempe is primarily engaged in the manufacture electronic upgrades for classic weapon control systems used by the military. Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988. BHCMC, LLC provides management services for the Boot Hill Casino under a management agreement with the State of Kansas. BCS Design, Inc. provides professional architectural services.

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

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At April 30, 2022 and 2021, the estimate of obsolete inventory was $240 and $691 respectively.

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

f) Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $6,151 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417, and miscellaneous other assets of $128.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024.  The State of Kansas approved a renewal management contract and an amendment to the current management contract for our professional services company BNSC via BHCMC. The renewal will take effect December 15, 2024, and continue until 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is being amortized over a period of fifteen years. Amortization relating to other assets in the year ended  April 30, 2022 and 2021 was $689 and $733, respectively.

Other assets net values are as follows:

(dollars in thousands)	2022	2021

Privilege fee	$5,500	$5,500
Less amortized costs	4,372	3,949
Privilege fee balance	$1,128	$1,551

Intangible gaming equipment	$6,151	$5,927
Less amortized costs	5,868	5,696
Intangible gaming equipment balance	$283	$231

JET autopilot intellectual property	$1,417	$1,417
Less amortized costs	1,335	1,241
JET autopilot intellectual property balance	$82	$176

g) Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized over seven years. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. Amortization relating to STC's in the year ended  April 30, 2022 and 2021 was $1,295 and $1,012, respectively. Consultant costs, as shown below, include costs of engineering, legal and aircraft specialists. STC capitalized costs are as follows:

(dollars in thousands)	2022	2021

Direct labor	$3,342	$3,387
Direct materials	5,227	4,108
Consultant costs	3,083	2,983
Overhead	5,702	5,774
	17,354	16,252
Less-amortized costs	9,336	8,041
STC balance	$8,018	$8,211

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

Aircraft modifications are performed under fixed-price contracts. Revenue from fixed-priced contracts are recognized on the percentage-of-completion method, measured by the direct labor incurred compared to total estimated direct labor. Using direct labor best represents the progress on a contract.

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

i) Fair Value Measurements: Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.

Level 3 - Unobservable inputs that are supported by little or no market activities.

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

For certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, marketable securities, notes payable,  and accounts payable, the carrying amounts approximate fair value.  We do not have financial assets and liabilities that are measured at fair value on a recurring basis.  Other financial assets and liabilities are carried at cost with fair value disclosed, if required.

We measure certain other instruments, including stock-based compensation awards settled in the stock also at fair value. The determination of fair value involves the use of appropriate valuation methods and relevant inputs into valuation models.

j) Slot Machine Jackpots: If the casino is not required to make payment of the jackpot (i.e. the incremental amount on a progressive machine) due to legal requirements, the jackpot is accrued as the obligation becomes unavoidable. This liability is accrued over the time period in which the incremental progressive jackpot amount is generated with a related reduction in casino revenue. No liability is accrued with respect to the base jackpot.

k) Gaming Facility Mandated Payment: Boothill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $1,968 and $1,868 in the fiscal year ended April 30, 2022 and 2021, respectively.

l) Advanced Payments and Billings in Excess of Costs Incurred: We receive advances, performance-based payments and progress payment from customers which may exceed costs incurred on certain contracts. We classify advance payments and billings in excess of costs incurred, other than those reflected as a reduction of contracts in process, as contract liability in current liabilities.

m) Earnings Per Share: Earnings per common share is based on the weighted average number of common shares outstanding during the year.

The computation of the Company basic and diluted earnings per common share is as follows:

(in thousands, except share and per share data)	2022	2021

Net income attributable to Butler National Corporation	$10,368	$1,433
Weighted average common shares outstanding	75,340,131	74,144,957
Dilutive effect of non-qualified stock option plans	-	-
Weighted average common shares outstanding, assuming dilution	75,340,131	74,144,957
Potential common shares if all options were exercised and shares issued	75,340,131	74,144,957
Basic earnings per common share	$0.14	$0.02
Diluted earnings per common share	$0.14	$0.02

n) Stock-based Compensation: The Company accounts for stock-based compensation under ASC 718, "Accounting for Stock-Based Compensation." These standards define a fair value based method of accounting for stock-based compensation. The cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

o) Income Taxes: The Company utilizes ASC 740, Accounting for Income Taxes. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expense items are recognized for financial reporting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of deferred tax assets and liabilities give recognition to enacted tax rates in effect in the year the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that we expect to realize.

p) Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2022 and 2021, we had $7,835 and $16,883, respectively in bank deposits that exceeded the federally insured limits.

q) Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.

r) Research and Development: We invested in research and development activities. The amount invested in the year ended April 30, 2022 and 2021 was $2,352 and $3,493 respectively.

s) Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations.

2.	DISAGGREGATION OF REVENUE:

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Year Ended April 30, 2022
	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$39,147	$29,258	$68,405
Europe	-	2,803	2,803
Asia	-	1,228	1,228
Australia and Other	-	1,037	1,037
	$39,147	$34,326	$73,473

Major Product Lines
Casino Gaming Revenues	$34,411	$-	$34,411
Casino Non-Gaming Revenues	4,358	-	4,358
Professional Services	378	-	378
Aircraft Modification	-	21,399	21,399
Aircraft Avionics	-	2,373	2,373
Special Mission Electronics	-	10,554	10,554
	$39,147	$34,326	$73,473

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$19,507	$19,507
Goods or services transferred at a point of sale	39,147	14,819	53,966
	$39,147	$34,326	$73,473

	Year Ended April 30, 2021
	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$30,205	$25,537	$55,742
Europe	-	3,427	3,427
Asia	-	1,332	1,332
Australia and Other	-	979	979
	$30,205	$31,275	$61,480

Major Product Lines
Casino Gaming Revenues	$26,811	$-	$26,811
Casino Non-Gaming Revenues	3,140	-	3,140
Professional Services	254	-	254
Aircraft Modification	-	21,750	21,750
Aircraft Avionics	-	2,583	2,583
Special Mission Electronics	-	6,942	6,942
	$30,205	$31,275	$61,480

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$19,280	$19,280
Goods or services transferred at a point of sale	30,205	11,995	42,200
	$30,205	$31,275	$61,480

3.	ACCOUNTS RECEIVABLE, NET, CONTRACT ASSET AND CONTRACT LIABILITY:

Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	2022	2021
Accounts Receivable, net	$3,636	$1,961
Contract Asset	1,470	421
Contract Liability	820	5,798

Accounts Receivables, net consist of $3,636 and $1,961 from customers as of April 30, 2022 and April 30, 2021, respectively. At  April 30, 2022, and 2021, the allowance for doubtful accounts was $205 and $143, respectively.

Contract assets are net of progress payments and performance based payments from our customers as well as advance payments from customers totaling $1,470 and $421 as of April 30, 2022 and 2021. Contract assets increased $1,049 during 2022, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during 2022 for which we have not yet billed our customers. There were no significant impairment losses related to our contract assets during 2022 and 2021. We expect to bill our customers for the majority of the April 30, 2022 contract assets during fiscal year end 2023.

Contract liabilities decreased $4,978 during 2022, primarily due to payments received in excess of revenue recognized on these performance obligations. During 2022, we recognized $5,798 of our contract liabilities at April 30, 2021 as revenue. During 2021, we recognized $2,189 of our contract liabilities at April 30, 2020 as revenue.

4.	DEBT:

Principal amounts of debt at April 30, 2022 and 2021, consist of the following (in thousands):

Promissory Notes	2022	2021

Bank line of credit, available LOC $2.0 million interest at 3.65% due on demand, collateralized by a first and second position on all assets of the Company.	-	-
	$-	$-

Long-Term Debt
Note payable, interest at 6.25% due January 2023, collateralized by an Aircraft Security Agreement.	534	1,138

Note payable, interest at 6.25%, due June 2024, collateralized by real estate.	181	202

Note payable, interest at 4.5%, paid off in 2022.	-	21

Note payable, interest at SOFR plus 1.75% due March 2029, collateralized by real estate.	1,106	1,267

Note payable, interest at SOFR plus 1.75% due March 2029 collateralized by real estate.	507	581

Note payable, interest at 5.32%, this note matures in December 2027, with a balloon payment of $19,250, collateralized by all of BHCMC's assets and compensation due under the State Management Contract.	32,667	34,417

Note payable, interest at 5.75%, this note matures October 2026, collateralized by all of BHCMC's assets and compensation due under the State Management Contract.	12,721	6,533

Note payable, interest at 4.35%, due March 2029, collateralized by Aircraft Security Agreements	1,197	-

Note payable, interest at 8.13%, due October 2025, collateralized by equipment	52	-

Paycheck Protection Program loan, interest at 1%, this loan was received for the professional services segment. In June 2021, the Company received notice of forgiveness from the Small Business Administration.	-	2,001

	48,965	46,160
Less: Origination fees	389	372
	48,576	45,788
Less: Current maturities	5,165	5,972
	$43,411	$39,816

Maturities of long-term debt are as follows:

Year Ending April 30	Amount
2023	$5,242
2024	4,874
2025	5,047
2026	5,228
2027	3,790
Thereafter	24,784
$48,965

Financial and Other Covenants

We are in compliance with our covenants at April 30, 2022.

5.	LEASE RIGHT-TO-USE:

On May 1, 2019, the Company adopted ASU 2016-02 Leases – Topic 842. ASU 2016-02 requires that on the balance sheet a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

We lease the casino as well as hangar and office space with initial lease terms of two, five, and fifty years.

	April 30, 2022	April 30, 2021
Finance lease right-of-use assets	$3,240	$3,099
Less accumulated depreciation	512	436
Total	$2,728	$2,663

Future minimum lease payments for assets under capital leases at April 30, 2022 are as follows:

2023	$259
2024	263
2025	139
2026	116
2027	118
Thereafter	7,721
Total minimum lease payments	8,616
Less amount representing interest	5,611
Present value of net minimum lease payments	3,005
Less current maturities of finance lease liability	106
Finance lease liability, net of current maturities	$2,899

	April 30, 2022	April 30, 2021
Finance lease cost:
Amortization of right-of-use assets	$181	$225
Interest on lease liabilities	148	158
Total finance lease cost	$329	$383

	April 30, 2022	April 30, 2021
Weighted average remaining lease term - Financing leases	45 years	44 years
Weighted average discount rate - Financing leases	5%	5%

6.	PURCHASE OF NONCONTROLLING INTEREST:

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

The Transaction purchase price was paid by a combination of available cash and an $8.0 million borrowing on a commercial loan with Academy Bank, N.A. (“Academy Bank”). BHCMC executed a Loan Modification Agreement with Academy, dated  October 18, 2021 (“Manager Loan”) and BNSC executed a guaranty of the obligations thereunder. The Manager Loan amended and restated the original $7.0 million loan executed   December 22, 2020 with Academy to acquire the casino land and buildings. The other $35 million loan executed in connection with the casino land acquisition in 2020 was unchanged by the Transaction. As of  April 30, 2022,  approximately $12.7 million is outstanding under the Manager Loan and it remains collateralized by real estate in Dodge City with an interest rate of 5.75% fully amortizing over five years. The Manager Loan will now mature on  October 18, 2026.

The following table summarizes the purchase price and accounting of the transaction:

Purchase Price Summary:
Secured notes payable, net of financing costs	$7,914
Forgiven note receivable from seller	780
Cash paid	7,659
Total	$16,353

Accounting Summary:
Capital contributed in excess of par	$6,119
Book basis of the noncontrolling interest in BHCMC, LLC	7,890
Deferred tax asset related to step up in basis	2,344
Total	$16,353

7.	Boot Hill Casino Building and Land Purchase:

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

Purchase price of casino building and related land	$41,250

Note payable, collaterialized by all of BHCMC's assets and compensation due under the State Management Contract. The interest rate is 5.32%. This note matures in December 2027, with a balloon payment of $19,250.	$35,000
Note payable, collaterialized by all of BHCMC's assets and compensation due under the State Management Contract. This loan has subsequently been amended as part of the purchase of noncotrolling interest (See Footnote 6).	$7,000
Total	$42,000

Lease right-to-use asset	$41,250
Accumulated depreciation	$(4,169)
Net	$37,081

Lease liability	$39,709

8.	INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2022 and 2021 are as follows (in thousands):

	April 30, 2022	April 30, 2021
Deferred tax liabilities:
Depreciation and amortization	$-	$(643)
Deferred compensation, restricted stock	(358)	(521)
Total deferred tax liabilities	(358)	(1,164)

Deferred tax assets:
Depreciation and amortization	$1,365	$-
Accounts receivable allowance	55	39
Inventory and other allowances	65	187
Lease right-to-use	472	451
Vacation accruals	60	37
Jackpot reserves	111	50
Total deferred tax assets	2,128	764
Less valuation allowance	-	-
Net deferred tax asset (liability)	$1,770	$(400)

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	April 30, 2022	April 30, 2021
Statutory federal income tax rate expense, net of noncontrolling interest	21.00%	21.00%
State income tax, net of federal benefits	5.38%	5.59%
Permanent tax	-1.12%	5.36%
Other	-1.25%	-15.00%
	24.01%	16.95%

Income tax expense:
Deferred income tax (benefit)	$174	$(225)
Current income tax	3,102	536
Total income tax expense	$3,276	$311

Current income tax expense of $3,102 and $536 are comprised of $2,279 and $328 in federal income tax and $823 and $208 in state income tax for the years ended April 30, 2022 and 2021, respectively.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its financial condition, results of operations or cashflow. Therefore, no reserve for uncertain income tax position, interest or penalties, have been recorded.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. Federal tax examinations for tax years beginning on May 1, 2018 and prior. There are no current tax examinations.

9.	STOCKHOLDERS' EQUITY:

Common Stock Transactions

During the year ended April 30, 2022, we issued 1,328,190 shares valued at $807 as the contribution to the Company 401(k) profit sharing plan.

During the year ended April 30, 2021, we issued 1,400,705 shares valued at $721 as the contribution to the Company 401(k) profit sharing plan.

10.	STOCK OPTIONS AND INCENTIVE PLANS

In November 2016, the shareholders approved and adopted the Butler National Corporation 2016 Equity Incentive Plan. The maximum number of shares of common stock that may be issued under the Plan is 12.5 million.

On April 12, 2019, the Company granted 2.5 million restricted shares to employees. These shares have voting rights at date of grant and become fully vested and non-forfeitable on April 11, 2024. The restricted shares were valued at $0.38 per share, for a total of $950. On March 17, 2020, the Company granted 5.0 million restricted shares to employees. These shares have voting rights at date of grant and become fully vested and non-forfeitable on March 16, 2025. The restricted shares were valued at $0.41 per share, for a total of $2.0 million. The deferred compensation related to these grants will be expensed on the financial statements over the five year vesting period. No other equity awards have been made under the plan. During the year ended April 30, 2022, 50,000 shares were forfeited. During the year ended April 30, 2021, 50,000 shares were forfeited. At April 30, 2022, total compensation cost related to nonvested awards not recognized is $1,551, and the weighted average period over which it is expected to be recognized is 3.5 years.

For the year ended  April 30, 2022 and 2021, the Company expensed $585 and $592, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at April 30, 2020	7,500,000	$0.40
Forfeited during the year ended April 30, 2021	(50,000)	$0.40
Forfeited during the year ended April 30, 2022	(50,000)	$0.40
Total	7,400,000	$0.40

11.	STOCK REPURCHASE PROGRAM:

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4,000 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2023.

The table below provides information with respect to common stock purchases by the Company during the year ended April 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$4,000
Shares purchased in prior periods	2,721,415	$0.36	2,721,415	$3,019
Quarter ended July 31, 2020 (a)	212,000	$0.51	212,000	$2,911
Quarter ended October 31, 2020 (a)	152,915	$0.50	152,915	$2,835
Quarter ended January 31, 2021 (a)	-	$-	-	$2,835
Quarter ended April 30, 2021 (a)	17,303	$0.65	17,303	$2,823
Quarter ended July 31, 2021 (a)	-	$-	-	$2,823
Quarter ended October 31, 2021 (a)	6,290	$0.62	6,290	$2,819
Quarter ended January 31, 2022 (a)	-	$-	-	$2,819
Quarter ended April 30, 2022 (a)	180,503	$0.91	180,503	$2,655
Total	3,290,426	$0.41	3,290,426

(a)	These shares of common stock purchased were purchased through private transactions

12.	COMMITMENTS AND CONTINGENCIES:

Litigation:

From time to time we may be a defendant and/or plaintiff in various other legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of July 15, 2022, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party averse to our company or has a material interest averse to us.

13.	RELATED-PARTY TRANSACTIONS:

The Company paid consulting fees of $135 and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2022 and 2021 respectively.

The Company paid Edgar Law Firm, LLC, owned by John M. Edgar, a director of Butler National Corporation $214 and $129 in fiscal year ended  April 30, 2022 and 2021 respectively.

Included in accrued liabilities are $482 and $659 as of April 30, 2022 and 2021 respectively for amounts owed to our CEO for accrued compensation.

In fiscal 2022, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart as an engineer), son (Craig Stewart as a Vice President) and son-in-law (Jeff Shinkle as an architect) of Clark D. Stewart, an executive officer. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table shown in the most recent Proxy Statement resulting in compensation of $292, $484 and $247, respectively, for fiscal 2022 and $353, $503 and $255, respectively, for fiscal 2021.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

14.	401(k) PROFIT SHARING PLAN:

We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however, there are only two entry dates per calendar year. The Plan may match subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6 percent of the employee's salary, and a portion of the Company’s profits. Employees are 100 percent vested in the employer's contributions immediately. Our matching contribution, as approved by the Board of Directors was paid in common stock of the Company.  The contribution amount was valued at a weekly weighted average market price of the stock contributed in 2022 and 2021 and was approximately $807 and $721 respectively.

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

Professional Services:

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state-owned casino".

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Year Ended April 30, 2022	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$38,769	$21,399	$2,373	$10,554	$378	$73,473
Interest expense	2,440	215	-	23	11	2,689
Depreciation and amortization	2,283	181	5	161	185	2,815

Year Ended April 30, 2021	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$29,951	$21,750	$2,583	$6,942	$254	$61,480
Interest expense	2,847	251	-	27	13	3,138
Depreciation and amortization	3,060	191	7	135	149	3,542

Our Chief Operating Decision Maker (CODM) does not evaluate operating segments using asset or liability information.

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	2022	2021
Aerospace Products – two customers in 2022, one customer in 2021	25.0%	10.6%
Professional Services	-	-

In fiscal 2022 the Company derived 34.1% of total revenue from five Aerospace customers. The top customer provided 14.3% of total revenue while the next top four customers ranged from 2.7% to 10.7%. At April 30, 2022, we had one customer that accounted for 44.8% of our accounts receivable.

16.	SUBSEQUENT EVENTS:

In June 2022, board member John M. Edgar was awarded 400,000 shares of Butler National Corporation stock as an "other stock-based award" pursuant to the Corporation's 2016 Equity Incentive Plan and $140,000 in cash compensation. The award is for future Board of Directors work related to future financing and public relations. The award is to be paid three business days after the filing of this 10-K.

The Company evaluated its April 30, 2022 consolidated financial statements for subsequent events through July 15, 2022, the filing date of this report. The Company is not aware of any other subsequent events that would require recognition or disclosure in the consolidated financial statements.