Form 10-Q
period 2022-07-31
BUTLER NATIONAL CORP
filed 2022-09-14
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 14, 2022 was 76,781,507 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of July 31, 2022 and April 30, 2022

(in thousands except per share data)

	July 31, 2022	April 30, 2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$14,796	$12,487
Accounts receivable, net of allowance for doubtful accounts	3,615	3,636
Inventories
Parts and raw materials	4,916	4,722
Work in process	4,333	4,080
Finished goods	72	70
Total inventory, net of allowance	9,321	8,872
Contract asset	1,144	1,470
Prepaid expenses and other current assets	1,602	1,361
Total current assets	30,478	27,826

PROPERTY, PLANT AND EQUIPMENT:
Lease right-to-use assets	3,781	3,240
Construction in progress	-	6,417
Land	4,751	4,751
Building and improvements	47,772	40,962
Aircraft	8,798	8,719
Machinery and equipment	5,027	4,917
Office furniture and fixtures	12,399	11,826
Leasehold improvements	4,032	4,032
	86,560	84,864
Accumulated depreciation	(24,170)	(23,290)
Total property, plant and equipment	62,390	61,574

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $9,681 at July 31, 2022 and $9,336 at April 30, 2022)	8,084	8,018

OTHER ASSETS:
Other assets (net of accumulated amortization of $11,745 at July 31, 2022 and $11,575 at April 30, 2022)	1,524	1,621
Deferred tax asset, net	1,490	1,770
Total other assets	3,014	3,391
Total assets	$103,966	$100,809

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$5,054	$5,165
Current maturities of lease liability	136	106
Accounts payable	2,736	2,773
Contract liability	4,164	820
Gaming facility mandated payment	1,322	1,630
Compensation and compensated absences	1,539	1,911
Income taxes payable	1,309	1,049
Other current liabilities	348	211
Total current liabilities	16,608	13,665

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	42,220	43,411
Lease liability, net of current maturities	3,391	2,899
Total long-term liabilities	45,611	46,310
Total liabilities	62,219	59,975

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; $100 Class A, 9.8%, cumulative if earned liquidation and redemption value; $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 80,673,572 shares, and outstanding 76,781,507 shares at July 31, 2022 and issued 80,348,572 shares, and outstanding 76,458,146 shares at April 30, 2022	807	803
Capital contributed in excess of par	12,640	12,160
Treasury stock at cost, 3,892,065 shares at July 31, 2022 and 3,890,426 shares at April 30, 2022	(2,079)	(2,077)
Retained earnings	30,379	29,948
Total stockholders' equity	41,747	40,834
Total liabilities and stockholders' equity	$103,966	$100,809

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED July 31, 2022 AND 2021

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	July 31,
	2022	2021
REVENUE:
Professional Services	$8,962	$9,326
Aerospace Products	6,342	8,419
Total revenue	15,304	17,745

COSTS AND EXPENSES:
Cost of Professional Services	3,623	3,325
Cost of Aerospace Products	4,827	6,012
Marketing and advertising	1,331	1,180
Employee benefits	614	575
Depreciation and amortization	771	702
General, administrative and other	2,513	1,929
Total costs and expenses	13,679	13,723

OPERATING INCOME	1,625	4,022

OTHER INCOME (EXPENSE):
Interest expense	(723)	(614)
Forgiveness of debt	-	2,001
Gain on sale of building	69	-
Total other income (expense)	(654)	1,387

INCOME BEFORE INCOME TAXES	971	5,409

PROVISION FOR INCOME TAXES
Provision for income taxes	260	631
Deferred income tax	280	-

NET INCOME	431	4,778
Net income attributable to noncontrolling interest in BHCMC, LLC	-	(1,872)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$431	$2,906

BASIC EARNINGS PER COMMON SHARE	$0.01	$0.04

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	76,456,284	75,366,749

DILUTED EARNINGS PER COMMON SHARE	$0.01	$0.04

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	76,456,284	75,366,749

See accompanying notes to condensed consolidated financial statements (unaudited)

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three months ended July 31, 2022 and 2021

(dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2021	79,070,382	$790	$16,900	3,703,633	$(1,909)	$19,580	$35,361	$6,018	$41,379

Deferred compensation, restricted stock	-	-	148	-	-	-	148	-	148

Net Income	-	-	-	-	-	2,906	2,906	1,872	4,778

Balance, July 31, 2021	79,070,382	$790	$17,048	3,703,633	$(1,909)	$22,486	$38,415	$7,890	$46,305

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2022	80,348,572	$803	$12,160	3,890,426	$(2,077)	$29,948	$40,834	$-	$40,834

Stock repurchase	-	-	-	1,639	(2)	-	(2)	-	(2)

Deferred compensation, restricted stock	(75,000)	-	132	-	-	-	132	-	132

Stock awarded to Director	400,000	4	348	-	-	-	352	-	352

Net Income	-	-	-	-	-	431	431	-	431

Balance, July 31, 2022	80,673,572	$807	$12,640	3,892,065	$(2,079)	$30,379	$41,747	$-	$41,747

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three months ended July 31, 2022 and 2021

(in thousands)

(unaudited)

	THREE MONTHS ENDED
	July 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$431	$4,778
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,458	1,314
Gain on sale of building	(69)	-
Deferred income tax expense	280	-
Stock awarded to director	352	-
Forgiveness of debt	-	(2,001)
Deferred compensation, restricted stock	132	148

Changes in operating assets and liabilities
Accounts receivable	21	(996)
Inventories	(449)	113
Contract assets	326	(157)
Prepaid expenses and other current assets	(241)	(18)
Accounts payable	(37)	423
Contract liability	3,344	(2,994)
Lease liability	45	38
Accrued liabilities	(372)	(234)
Gaming facility mandated payment	(308)	(227)
Income tax payable	260	631
Other liabilities	137	80
Net cash provided by operating activities	5,310	898

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,797)	(1,275)
Proceeds from sale of building	164	-
Net cash used in investing activities	(1,633)	(1,275)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(1,302)	(988)
Repurchase of common stock	(2)	-
Repayments on lease right-to-use	(64)	(72)
Net cash used in financing activities	(1,368)	(1,060)

NET INCREASE (DECREASE) IN CASH	2,309	(1,437)

CASH, beginning of period	12,487	22,022

CASH, end of period	$14,796	$20,585

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$713	$630
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITY
Lease right-of-use assets purchased	$541	$-
Lease liability for purchase of assets under lease	$541	$-

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2022. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2022 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2023.

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

4. Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended July 31, 2022			Three Months Ended July 31, 2021
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$8,962	$5,997	$14,959	$9,326	$7,443	$16,769
Europe	-	183	183	-	842	842
Asia	-	137	137	-	88	88
Australia and Other	-	25	25	-	46	46
	$8,962	$6,342	$15,304	$9,326	$8,419	$17,745

Major Product Lines
Casino Gaming Revenues	$7,816	$-	$7,816	$8,189	$-	$8,189
Casino Non-Gaming Revenues	1,077	-	1,077	1,066	-	1,066
Professional Services	69	-	69	71	-	71
Aircraft Modification	-	3,836	3,836	-	5,782	5,782
Aircraft Avionics	-	715	715	-	875	875
Special Mission Electronics	-	1,791	1,791	-	1,762	1,762
	$8,962	$6,342	$15,304	$9,326	$8,419	$17,745

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$3,251	$3,251	$-	$5,275	$5,275
Goods or services transferred at a point of sale	8,962	3,091	12,053	9,326	3,144	12,470
	$8,962	$6,342	$15,304	$9,326	$8,419	$17,745

5. Accounts receivable, net, contract asset and contract liability:

Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	July 31,	April 30,
	2022	2022
Accounts Receivable, net	$3,615	$3,636
Contract Asset	1,144	1,470
Contract Liability	4,164	820

Accounts receivable, net consist of $3,615 and $3,636 from customers as of  July 31, 2022 and April 30, 2022, respectively. At July 31, 2022 and April 30, 2022, the allowance for doubtful accounts was $205 and $205, respectively.

Contract assets are net of progress payments and performance based payments from our customers as well as advance payments from customers totaling $1,144 and $1,470 as of July 31, 2022 and April 30, 2022. Contract assets decreased $326 during the three months ended July 31, 2022, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the three months ended July 31, 2022. There were no significant impairment losses related to our contract assets during the three months ended July 31, 2022. We expect to bill our customers for the majority of the July 31, 2022 contract assets during fiscal year end 2023.

Contract liabilities increased $3,344 during the three months ended July 31, 2022, primarily due to payments received in excess of the revenue recognized on these performance obligations.

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

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At July 31, 2022 and April 30, 2022, the estimate of obsolete inventory was $240 and $240 respectively.

8. Research and Development: We invested in research and development activities. The amount invested in the three months ended July 31, 2022 and 2021 was $631 and $326 respectively.

9. Debt: At July 31, 2022, the Company has a line of credit with Kansas State Bank in the form of a promissory note with an interest rate of 3.65% totaling $2,000. The unused line at July 31, 2022 was $2,000. There were no advances made on the line of credit during the three months ended  July 31, 2022. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At  July 31, 2022, One note with Academy Bank, N.A. for $32,229 (net of unamortized deferred finance costs of $252) collateralized by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.32% payable over seven years with an initial twenty-year amortization and a balloon payment of $19,250 at the end of seven years. The second note with Academy Bank, N.A. for $12,097 (net of unamortized deferred finance costs of $118) collateralized by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.75% payable in full over five years. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash. We are in compliance with these covenants at July 31, 2022.

At July 31, 2022, there was one note with 1st Source Bank with an interest rate of 6.25% collateralized by aircraft security agreements totaling $377. This note was used for the purchase and modifications of collateralized aircraft. This note matures in January 2023.

At July 31, 2022, there is one note with Fidelity State Bank and Trust Company totaling $175 collateralized by real estate in Dodge City, Kansas. The interest rate on this note is 6.25%. This note matures in June 2024.

At July 31, 2022, there is a note payable with Bank of America, N.A. collateralized by real estate with a balance of $1,067. The interest rate on this note is at SOFR plus 1.75%. This note matures in March 2029.

At July 31, 2022, there is a note payable with Bank of America, N.A. collateralized by real estate with a balance of $489. The interest rate on this note is at SOFR plus 1.75%. This note matures in March 2029.

At July 31, 2022, there is a note payable with Patriots Bank collateralized by aircraft security agreements with a balance of $1,160. The interest rate on this note is 4.35%. This note matures in March 2029.

At July 31, 2022, there is a note payable with an interest rate of 8.13% collateralized by equipment with a balance of $50. This note matures in October 2025.

In May 2020, the Company received a Paycheck Protection Program (PPP) loan for $2,001. In June 2021, the Company received notice of forgiveness from the Small Business Administration.

We are not in default of any of our notes as of July 31, 2022.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2022 and beyond.

10. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $6,224 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, JET autopilot intellectual property of $1,417 and miscellaneous other assets of $128. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024. The State of Kansas approved a renewal management contract and an amendment to the current management contract for our Professional Services company BNSC via BHCMC. The renewal will take effect December 15, 2024, and continue to 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is being amortized over a period of fifteen years.

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

In July 2022, the Company granted a board member 400,000 shares under the plan. These shares were fully vested and nonforfeitable on the date of grant. These shares were valued at $0.88 per share, for a total of $352. The compensation related to this grant was expensed in the current period. No other equity awards have been made under the plan.

For the three months ended July 31, 2022 and July 31, 2021, the Company expensed $484 and $148, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value
Total shares issued	7,900,000	$0.42
Forfeited, in prior periods	(50,000)	$0.40
Forfeited, during the year ended April 30, 2022	(50,000)	$0.40
Forfeited, during the quarter ended July 31, 2022	(75,000)	$0.40
Total	7,725,000	$0.42

12. Stock Repurchase Program

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4,000 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2023.

The table below provides information with respect to common stock purchases by the Company through July 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods	3,103,633	$0.38	3,103,633	$2,823
Quarter ended July 31, 2021 (a)	-	$-	-	$2,823
Quarter ended October 31, 2021 (a)	6,290	$0.62	6,290	$2,819
Quarter ended January 31, 2022 (a)	-	$-	-	$2,819
Quarter ended April 30, 2022 (a)	180,503	$0.91	180,503	$2,655
Quarter ended July 31, 2022 (a)	1,639	$0.84	1,639	$2,653
Total	3,292,065	$0.41	3,292,065

(a)	These shares of common stock were purchased through a private transaction

13. Lease Right-to-Use

We lease hangars and office space with initial lease terms of five, forty-six, and fifty years.

July 31, 2022
Lease right-to-use assets	$3,781
Less accumulated depreciation	558
Total	$3,223

Future minimum lease payments for assets under finance leases at July 31, 2022 are as follows:

2023	$260
2024	252
2025	114
2026	116
2027	119
Thereafter	12,918
Total minimum lease payments	13,779
Less amount representing interest	10,252
Present value of net minimum lease payments	3,527
Less current maturities of lease liability	136
Lease liability, net of current maturities	$3,391

Finance lease costs at July 31, 2022 and  July 31, 2021 are as follows:

FinanceLeaseCost
	July 31, 2022	July 31, 2021
Finance lease cost:
Amortization of right-of-use assets	$46	$52
Interest on lease liabilities	45	38
Total finance lease cost	$91	$90

	July 31, 2022	July 31, 2021
Weighted average remaining lease term - Financing leases	46 years	44 years
Weighted average discount rate - Financing leases	5.8%	5.0%

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

The Transaction purchase price was paid by a combination of available cash and an $8.0 million borrowing on a commercial loan with Academy Bank, N.A. (“Academy Bank”). BHCMC executed a Loan Modification Agreement with Academy, dated October 18, 2021 (“Manager Loan”) and BNSC executed a guaranty of the obligations thereunder. The Manager Loan amended and restated the original $7.0 million loan executed  December 22, 2020 with Academy to acquire the casino land and buildings. The other $35 million loan executed in connection with the casino land acquisition in 2020 was unchanged by the Transaction. As of July 31, 2022, approximately $12.1 million is outstanding under the Manager Loan and it remains collateralized by real estate in Dodge City with an interest rate of 5.75% fully amortizing over five years. The Manager Loan will now mature on October 18, 2026.

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

Professional Services:

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state-owned casino".

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Three Months Ended July 31, 2022	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$8,893	$3,836	$715	$1,791	$69	$15,304
Interest expense	642	66	-	7	8	723
Depreciation and amortization	626	53	2	39	51	771
Operating income (loss)	2,642	54	48	616	(1,735)	1,625

Three Months Ended July 31, 2021	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,255	$5,782	$875	$1,762	$71	$17,745
Interest expense	548	55	-	6	5	614
Depreciation and amortization	578	45	2	33	44	702
Operating income (loss)	3,544	1,143	(19)	503	(1,149)	4,022

Our Chief Operating Decision Maker (CODM) does not evaluate operating segments using asset or liability information.

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	Three Months Ended July 31, 2022	Three Months Ended July 31, 2021
Aerospace Products – one customer in the three months ended July 31, 2022, one customer in the three months ended July 31, 2021	11.7%	10.7%
Professional Services	-	-

In the three months ended July 31, 2022 the Company derived 28.7% of total revenue from five Aerospace customers. The top customer provided 11.7% of total revenue while the next top four customers ranged from 2.2% to 9.8%.

16. COVID- 19 Overview:

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

The COVID-19 pandemic has impacted our business operations and financial results and continues to impact us in fiscal 2023. We face numerous uncertainties in estimating the direct and indirect effects on our present and future business operations, financial condition, results of operations, and liquidity. Due to several rapidly changing variables related to the COVID-19 pandemic, we cannot reasonably estimate future economic trends and the timing of when stability will return. Refer to Item 1A. “Risk Factors” for a disclosure of risk factors related to COVID-19.

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

18. Subsequent Events:

Effective September 1, 2022, the Kansas Lottery launched the operation of intrastate sports wagering. The Company is currently managing online sports wagering on behalf of the Kansas Lottery through DraftKings sports wagering platform. At this time, the Company cannot reasonably quantify the impact on the financial statements.

The Company evaluated its July 31, 2022 financial statements for subsequent events through the filing date of this report. The Company is not aware of any other subsequent events that would require recognition or disclosure in the consolidated financial statements.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

Forward-Looking Statements

Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2022, and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2022, including the following factors:

●	the geographic location of our casino;
●	customer concentration risk;
●	executive officers are family members;
●	industrial business cycles;
●	fixed-price contracts;
●	development, production, testing and marketing of new products;
●	loss of key personnel;
●	risks associated with international sales;
●	future acquisitions and investments;
●	change of control restrictions;
●	launching new online gaming or sports wagering channels;
●	ability to generate returns on sports wagering operations;
●	fraud, theft, and cheating;
●	cyber-security threats;
●	extensive regulation across our industries;
●	evolving government regulations and law;
●	changes in regulations of financial reporting;
●	the stability of economic markets;
●	potential impairment losses;
●	marketability restrictions of our common stock;
●	the possibility of a reverse-stock split;
●	stock dilution caused by the annual employer match to our 401(k) plan;
●	market competition;
●	acts of terrorism and war;
●	inclement weather and natural disasters;
●	pandemics or other national health crisis (including COVID-19);
●	fluctuating fuel and energy costs;
●	rising inflation;
●	extensive taxation;

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

We have two separate reporting segments: Aerospace Products and Professional Services. Aerospace Products and Professional Services do not share the same customers and suppliers and have substantially distinct businesses. The Aerospace Products operating segment provides products and services in the aerospace industry. Companies in Aerospace Products derive their revenue from system design, engineering, manufacturing, integration, installation, repairing, overhauling, servicing and distribution of aerostructures, avionics, aircraft components, accessories, subassemblies and systems. The Professional Services operating segment provides services in the gaming industry. Professional Services companies manage a gaming and entertainment facility and provide architectural and engineering services. These reporting segments operate through various subsidiaries and affiliates listed in the Company’s fiscal year 2022 Annual Report on Form 10-K.

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

Boot Hill. Butler National Service Corporation (“BNSC”), and BHCMC, LLC (“BHCMC”), a company in Professional Services, manages The Boot Hill Casino and Resort in Dodge City, Kansas (“Boot Hill”) pursuant to the Lottery Gaming Facility Management Contract, by and among BNSC, BHCMC and the Kansas Lottery, as subsequently amended (“Boot Hill Agreement”). As required by Kansas law, all games, gaming equipment and gaming operations, including sports wagering, at Boot Hill are owned and operated by the Kansas Lottery. In July 2022, in anticipation of the legalization of sports wagering in the state of Kansas, the Company entered into provider contracts for sports wagering platforms with DraftKings, Golden Nugget Online Gaming LLC, and Bally Corporation subject to regulatory approval.

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

The COVID-19 pandemic has impacted our business operations and financial results and continues to impact us in fiscal 2023. We face numerous uncertainties in estimating the direct and indirect effects on our present and future business operations, financial condition, results of operations, and liquidity. Due to several rapidly changing variables related to the COVID-19 pandemic, we cannot reasonably estimate future economic trends and the timing of when stability will return. Refer to Item 1A. “Risk Factors” for a disclosure of risk factors related to COVID-19.

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

Results Overview

The three months ended July 31, 2022 revenue decreased 14% to $15.3 million compared to $17.7 million in the three months ended July 31, 2021. In the three months ended July 31, 2022 the professional services revenue was $9.0 million compared to $9.3 million in the three months ended July 31, 2021, a decrease of 4%. In the three months ended July 31, 2022 the Aerospace Products revenue was $6.3 million compared to $8.4 million in the three months ended July 31, 2021, a decrease of 25%.

The three months ended July 31, 2022 net income decreased to $431 compared to a net income of $2.9 million in the three months ended July 31, 2021.  The three months ended July 31, 2022, operating income decreased to $1.6 million from an operating income of $4.0 million in the three months ended July 31, 2021.

RESULTS OF OPERATIONS

THREE MONTHS ENDING JULY 31, 2022 COMPARED TO THREE MONTHS ENDING JULY 31, 2021

(dollars in thousands)	Three Months Ended July 31, 2022	Percent of Total Revenue	Three Months Ended July 31, 2021	Percent of Total Revenue	Percent Change 2021-2022
Revenue:
Professional Services	$8,962	59%	$9,326	53%	-4%
Aerospace Products	6,342	41%	8,419	47%	-25%
Total revenue	15,304	100%	17,745	100%	-14%

Costs and expenses:
Costs of Professional Services	3,623	24%	3,325	19%	9%
Cost of Aerospace Products	4,827	31%	6,012	34%	-20%
Marketing and advertising	1,331	9%	1,180	6%	13%
Employee benefits	614	4%	575	3%	7%
Depreciation and amortization	771	5%	702	4%	10%
General, administrative and other	2,513	16%	1,929	11%	30%
Total costs and expenses	13,679	89%	13,723	77%	0%
Operating income	$1,625	11%	$4,022	23%	-60%

Revenue:

Revenue decreased 14% to $15.3 million in the three months ended July 31, 2022, compared to $17.7 million in the three months ended July 31, 2021. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services decreased 4% for the three months to $9.0 million at July 31, 2022 compared to $9.3 million at July 31, 2021.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 25% for the three months to $6.3 million at July 31, 2022 compared to $8.4 million at July 31, 2021. The decrease in revenue is primarily due to a decrease in aircraft modification revenue of $2.0 million.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses remained constant in the three months ended July 31, 2022 at $13.7 million compared to $13.7 million in the three months ended July 31, 2021. Costs and expenses were 89% of total revenue in the three months ended July 31, 2022, as compared to 77% of total revenue in the three months ended July 31, 2021.

Costs of Professional Services increased 9% in the three months ended July 31, 2022 to $3.6 million compared to $3.3 million in the three months ended July 31, 2021. Costs were 24% of total revenue in the three months ended July 31, 2022, as compared to 19% of total revenue in the three months ended July 31, 2021.

Costs of Aerospace Products decreased 20% in the three months ended July 31, 2022 to $4.8 million compared to $6.0 million for the three months ended July 31, 2021. Costs were 31% of total revenue in the three months ended July 31, 2022, as compared to 34% of total revenue in the three months ended July 31, 2021. The decrease is directly related to the decrease in aircraft modification revenue.

Marketing and advertising expenses increased 13% in the three months ended July 31, 2022, to $1.3 million compared to $1.2 million in the three months ended July 31, 2021. Expenses were 9% of total revenue in the three months ended July 31, 2022, as compared to 6% of total revenue in the three months ended July 31, 2021. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the three months ended July 31, 2022, compared to 3% in the three months ended July 31, 2021. These expenses increased 7% to $614 in the three months ended July 31, 2022, from $575 in the three months ended July 31, 2021. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 5% in the three months ended July 31, 2022, compared to 4% in the three months ended July 31, 2021. These expenses increased 10% to $771 in the three months ended July 31, 2022 from $702 in the three months ended July 31, 2021. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the initial term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the three months ended July 31, 2022 was $626 compared to $578 in the three months ended July 31, 2021.

General, administrative and other expenses as a percent of total revenue was 16% in the three months ended July 31, 2022, compared to 11% in the three months ended July 31, 2021. These expenses increased 30% to $2.5 million in the three months ended July 31, 2022, from $1.9 million in the three months ended July 31, 2021. The increase is primarily due to the stock award and cash compensation awarded to a board member of $492.

Other expense:

Interest expense was $723 in the three months ended July 31, 2022, compared with interest expense of $614 in the three months ended July 31, 2021. Interest related to obligations of BHCMC, LLC was $642 in the three months ended July 31, 2022 compared to $548 in the three months ended July 31, 2021.

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

The following table presents a summary of our operating segment information for the three months ended July 31, 2022 and July 31, 2021:

(dollars in thousands)	Three Months Ended July 31, 2022	Percent of Total Revenue	Three Months Ended July 31, 2021	Percent of Total Revenue	Percent Change 2021-2022
Professional Services
Revenue
Boot Hill Casino	$8,893	99%	$9,255	99%	-4%
Management/Professional Services	69	1%	71	1%	-3%
Revenue	8,962	100%	9,326	100%	-4%

Costs of Professional Services	3,623	41%	3,325	36%	9%
Expenses	3,328	37%	3,007	32%	11%
Total costs and expenses	6,951	78%	6,332	68%	10%
Professional Services operating income	$2,011	22%	$2,994	32%	-33%

(dollars in thousands)	Three Months Ended July 31, 2022	Percent of Total Revenue	Three Months Ended July 31, 2021	Percent of Total Revenue	Percent Change 2021-2022
Aerospace Products
Revenue	$6,342	100%	$8,419	100%	-25%

Costs of Aerospace Products	4,827	76%	6,012	72%	-20%
Expenses	1,901	30%	1,379	16%	38%
Total costs and expenses	6,728	106%	7,391	88%	-9%

Aerospace Products operating income (loss)	$(386)	-6%	$1,028	12%	-138%

Professional Services

●

Revenue from Professional Services decreased 4% for the three months ended July 31, 2022 to $9.0 million compared to $9.3 million for the three months ended July 31, 2021.

In the three months ended July 31, 2022 Boot Hill Casino received gross receipts for the State of Kansas of $12.2 million compared to $12.6 million for the three months ended July 31, 2021. Mandated fees, taxes and distributions reduced gross receipts by $3.8 million resulting in gaming revenue of $8.4 million for the three months ended July 31, 2022, compared to a reduction to gross receipts of $4.0 million resulting in gaming revenue of $8.6 million for the three months ended July 31, 2021.  Non-gaming revenue at Boot Hill Casino remained constant at  $1.1 million for the three months ended July 31, 2022, compared to $1.1 million for the three months ended July 31, 2021.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 3% to $69 for the three months ended July 31, 2022, compared to $71 for the three months ended July 31, 2021.

●

Costs of Professional Services increased 9% in the three months ended July 31, 2022 to $3.6 million compared to $3.3 million in the three months ended July 31, 2021. Costs were 41% of segment total revenue in the three months ended July 31, 2022, as compared to 36% of segment total revenue in the three months ended July 31, 2021.

●

Expenses increased 11% in the three months ended July 31, 2022 to $3.3 million compared to $3.0 million in the three months ended July 31, 2021. Expenses were 37% of segment total revenue in the three months ended July 31, 2022, as compared to 32% of segment total revenue in the three months ended July 31, 2021.

Aerospace Products

●

Revenue decreased 25% to $6.3 million in the three months ended July 31, 2022, compared to $8.4 million in the three months ended July 31, 2021. The decrease in revenue is primarily due to a decrease in aircraft modification business of $2.0 million.

●

Costs of Aerospace Products decreased 20% in the three months ended July 31, 2022 to $4.8 million compared to $6.0 million for the three months ended July 31, 2021.  Costs were 76% of segment total revenue in the three months ended July 31, 2022, as compared to 72% of segment total revenue in the three months ended July 31, 2021. The decrease is directly related to the decrease in aircraft modification revenue.

●

Expenses increased 38% in the three months ended July 31, 2022 to $1.9 million compared to $1.4 million in the three months ended July 31, 2021.  Expenses were 30% of segment total revenue in the three months ended July 31, 2022, as compared to 16% of segment total revenue in the three months ended July 31, 2021. The increase is primarily due to the stock award and cash compensation awarded to a board member of $492.

Employees

Other than persons employed by our gaming subsidiaries there were 113 full time and 5 part time employees on July 31, 2022, compared to 118 full time and 4 part time employees on July 31, 2021. As of September 9, 2022, staffing is 109 full time and 4 part time employees. Our staffing at Boot Hill Casino & Resort on July 31, 2022 was 194 full time and 57 part time employees compared to 161 full time and 55 part time employees on July 31, 2021. At September 9, 2022 there are 192 full time and 61 part time employees. None of the employees are subject to any collective bargaining agreements.

Liquidity and Capital Resources

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in fiscal 2023 and beyond. Please see footnote 9 to the Company's financial statements regarding "Debt" for additional details concerning our liquidity and capital resources.

Analysis and Discussion of Cash Flow

During the three months ended July 31, 2022 our cash position increased by $2.3 million. Net income was $431 for the three months ended July 31, 2022. Cash flows provided by operating activities was $5.3 million for the three months ended July 31, 2022. Non-cash activities consisting of depreciation and amortization provided $1.5 million, while deferred compensation provided $132, gain on the sale of a building used $69, deferred income tax expense provided $280, and stock awarded to director provided $352. Contract assets increased our cash position by $326. Contract liability increased our cash position by $3.3 million. Inventories decreased our cash position by $449. Accounts receivable increased our cash position by $21. Gaming facility mandated payments decreased our cash position by $308. Prepaid expenses and other assets decreased our cash by $241. A decrease in accounts payable, a decrease in accrued liabilities and lease liabilities, and an increase in other current liabilities decreased our cash by $227. Income tax payable increased our cash position by $260.

Cash used in investing activities was $1.6 million for the three months ended July 31, 2022. We invested $411 towards STCs, and $1.0 million on equipment and furnishings and $534 on the construction of new hangers. We received $164 in proceeds from the sale of a building.

Cash used by financing activities was $1.4 million for the three months ended July 31, 2022. We made repayments on our debt of $1.3 million. We made repayments on lease right-to-use of $64. We purchased company stock of $2. The stock acquired was placed in treasury.

During the quarter ended July 31, 2022, the Company spent an additional $534 on the completion of its hangars in contruction in progress. At July 31, 2022, these new hangars have been reclassified from construction in progress to building and improvements on the balance sheet.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2023. From fiscal year 2022 to fiscal year 2023 most of the increases we experienced were in material costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2023 and 2024.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2022.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the three months ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of July 31, 2022, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
Smaller reporting companies are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the first quarter of fiscal 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2022 - May 31, 2022	-	$-	-	$2,655,000
June 1, 2022 - June 30, 2022	-	$-	-	$2,655,000
July 1, 2022 - July 31, 2022	1,639	$0.84	1,639	$2,653,000
Total	1,639	$0.84	1,639

(a) Our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $4,000,000. The timing and amount of any share repurchases will be determined by Butler National's management based on market conditions and other factors. The program is currently authorized through May 1, 2023.

Item 3.		DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.		MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.		OTHER INFORMATION.
None.

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

	4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

	4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

	10.1	Employment agreement between Butler National Corporation and Joe A. Peters dated February 4, 2020, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on June 22, 2022.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2022 and April 30, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended July 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2022 and 2021, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2022, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

September 14, 2022	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

September 14, 2022	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

10.1	Employment agreement between Butler National Corporation and Joe A. Peters dated February 4, 2020, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on June 22, 2022.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2022 and April 30, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended July 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2022 and 2021, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2022, formatted in Inline XBRL (included as Exhibit 101)