Form 10-Q
period 2022-10-31
BUTLER NATIONAL CORP
filed 2022-12-15
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 15, 2022 was 76,781,357 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 31, 2022 and April 30, 2022

(in thousands except per share data)

	October 31, 2022	April 30, 2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$14,502	$12,487
Accounts receivable, net of allowance for doubtful accounts	3,960	3,636
Inventories
Parts and raw materials	5,112	4,722
Work in process	4,128	4,080
Finished goods	56	70
Total inventory, net of allowance	9,296	8,872
Contract asset	1,242	1,470
Prepaid expenses and other current assets	2,918	1,361
Total current assets	31,918	27,826

PROPERTY, PLANT AND EQUIPMENT:
Lease right-to-use assets	3,781	3,240
Construction in progress	-	6,417
Land	4,751	4,751
Building and improvements	47,790	40,962
Aircraft	8,798	8,719
Machinery and equipment	5,235	4,917
Office furniture and fixtures	12,797	11,826
Leasehold improvements	4,032	4,032
	87,184	84,864
Accumulated depreciation	(25,123)	(23,290)
Total property, plant and equipment	62,061	61,574

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $10,025 at October 31, 2022 and $9,336 at April 30, 2022)	8,487	8,018

OTHER ASSETS:
Other assets (net of accumulated amortization of $11,929 at October 31, 2022 and $11,575 at April 30, 2022)	1,425	1,621
Deferred tax asset, net	1,490	1,770
Total other assets	2,915	3,391
Total assets	$105,381	$100,809

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4,935	$5,165
Current maturities of lease liability	139	106
Accounts payable	2,616	2,773
Contract liability	4,848	820
Gaming facility mandated payment	1,682	1,630
Compensation and compensated absences	1,503	1,911
Income taxes payable	235	1,049
Other current liabilities	449	211
Total current liabilities	16,407	13,665

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	41,027	43,411
Lease liability, net of current maturities	3,371	2,899
Total long-term liabilities	44,398	46,310
Total liabilities	60,805	59,975

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; $100 Class A, 9.8%, cumulative if earned liquidation and redemption value; $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 80,673,572 shares, and outstanding 76,781,357 shares at October 31, 2022 and issued 80,348,572 shares, and outstanding 76,458,146 shares at April 30, 2022	807	803
Capital contributed in excess of par	12,786	12,160
Treasury stock at cost, 3,892,215 shares at October 31, 2022 and 3,890,426 shares at April 30, 2022	(2,079)	(2,077)
Retained earnings	33,062	29,948
Total stockholders' equity	44,576	40,834
Total liabilities and stockholders' equity	$105,381	$100,809

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED October 31, 2022 AND 2021

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	October 31,
	2022	2021
REVENUE:
Professional Services	$9,745	$9,232
Aerospace Products	9,581	9,417
Total revenue	19,326	18,649

COSTS AND EXPENSES:
Cost of Professional Services	3,752	3,454
Cost of Aerospace Products	6,582	5,927
Marketing and advertising	1,368	1,246
Employee benefits	636	546
Depreciation and amortization	756	705
General, administrative and other	2,230	2,028
Total costs and expenses	15,324	13,906

OPERATING INCOME	4,002	4,743

OTHER INCOME (EXPENSE):
Interest expense	(707)	(640)
Gain on sale of airplane	-	75
Total other income (expense)	(707)	(565)

INCOME BEFORE INCOME TAXES	3,295	4,178

PROVISION FOR INCOME TAXES
Provision for income taxes	612	794
Deferred income tax	-	234

NET INCOME	$2,683	$3,150

BASIC EARNINGS PER COMMON SHARE	$0.03	$0.04

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	76,781,461	75,364,083

DILUTED EARNINGS PER COMMON SHARE	$0.03	$0.04

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	76,781,461	75,364,083

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE six MONTHS ENDED October 31, 2022 AND 2021

(in thousands, except per share data)

(unaudited)

	SIX MONTHS ENDED
	October 31,
	2022	2021
REVENUE:
Professional Services	$18,707	$18,557
Aerospace Products	15,922	17,836
Total revenue	34,629	36,393

COSTS AND EXPENSES:
Cost of Professional Services	7,375	6,779
Cost of Aerospace Products	11,409	11,939
Marketing and advertising	2,699	2,426
Employee benefits	1,249	1,121
Depreciation and amortization	1,527	1,407
General, administrative and other	4,743	3,956
Total costs and expenses	29,002	27,628

OPERATING INCOME	5,627	8,765

OTHER INCOME (EXPENSE):
Interest expense	(1,430)	(1,254)
Forgiveness of debt	-	2,001
Gain on sale of airplane	-	75
Gain on sale of building	69	-
Total other income (expense)	(1,361)	822

INCOME BEFORE INCOME TAXES	4,266	9,587

PROVISION FOR INCOME TAXES
Provision for income taxes	872	1,425
Deferred income tax	280	234

NET INCOME	3,114	7,928
Net income attributable to noncontrolling interest in BHCMC, LLC	-	(1,872)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$3,114	$6,056

BASIC EARNINGS PER COMMON SHARE	$0.04	$0.08

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	76,618,873	75,365,416

DILUTED EARNINGS PER COMMON SHARE	$0.04	$0.08

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	76,618,873	75,365,416

See accompanying notes to condensed consolidated financial statements (unaudited)

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE six MONTHS ENDED October 31, 2022 AND 2021

(dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2021	79,070,382	$790	$16,900	3,703,633	$(1,909)	$19,580	$35,361	$6,018	$41,379

Deferred compensation, restricted stock	-	-	148	-	-	-	148	-	148

Net Income	-	-	-	-	-	2,906	2,906	1,872	4,778

Balance, July 31, 2021	79,070,382	$790	$17,048	3,703,633	$(1,909)	$22,486	$38,415	$7,890	$46,305

Purchase of noncontrolling interest in BHCMC, LLC	-	-	(6,119)	-	-	-	(6,119)	(7,890)	(14,009)

Deferred compensation, restricted stock	-	-	149	-	-	-	149	-	149

Stock repurchase	-	-	-	6,290	(4)	-	(4)	-	(4)

Net Income	-	-	-	-	-	3,150	3,150	-	3,150

Balance, October 31, 2021	79,070,382	$790	$11,078	3,709,923	$(1,913)	$25,636	$35,591	$-	$35,591

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2022	80,348,572	$803	$12,160	3,890,426	$(2,077)	$29,948	$40,834	$-	$40,834

Deferred compensation, restricted stock	(75,000)	-	132	-	-	-	132	-	132

Stock repurchase	-	-	-	1,639	(2)	-	(2)	-	(2)

Stock awarded to Director	400,000	4	348	-	-	-	352	-	352

Net Income	-	-	-	-	-	431	431	-	431

Balance, July 31, 2022	80,673,572	$807	$12,640	3,892,065	$(2,079)	$30,379	$41,747	$-	$41,747

Deferred compensation, restricted stock	-	-	146	-	-	-	146	-	146

Stock repurchase	-	-	-	150	-	-	-	-	-

Net Income	-	-	-	-	-	2,683	2,683	-	2,683

Balance, October 31, 2022	80,673,572	$807	$12,786	3,892,215	$(2,079)	$33,062	$44,576	$-	$44,576

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six MONTHS ENDED October 31, 2022 AND 2021

(in thousands)

(unaudited)

	SIX MONTHS ENDED
	October 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,114	$7,928
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,939	2,631
Gain on sale of airplane	-	(75)
Gain on sale of building	(69)	-
Deferred income tax expense	280	234
Stock awarded to director	352	-
Forgiveness of debt	-	(2,001)
Deferred compensation, restricted stock	278	297

Changes in operating assets and liabilities
Accounts receivable	(324)	(1,605)
Inventories	(424)	109
Contract assets	228	(680)
Prepaid expenses and other current assets	(1,557)	(296)
Accounts payable	(157)	850
Contract liability	4,028	(4,553)
Lease liability	93	75
Accrued liabilities	(408)	(32)
Gaming facility mandated payment	52	100
Income tax payable	(814)	710
Other liabilities	238	175
Net cash provided by operating activities	7,849	3,867

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,253)	(3,381)
Proceeds from sale of airplane	-	75
Proceeds from sale of building	164	-
Net cash used in investing activities	(3,089)	(3,306)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(2,614)	(1,863)
Repurchase of common stock	(2)	(4)
Repayments on lease right-to-use	(129)	(132)
Purchase of noncontrolling interest in BHCMC, LLC	-	(7,659)
Net cash used in financing activities	(2,745)	(9,658)

NET INCREASE (DECREASE) IN CASH	2,015	(9,097)

CASH, beginning of period	12,487	22,022

CASH, end of period	$14,502	$12,925

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,423	$1,253
Income taxes paid	$1,686	$715

NON CASH INVESTING AND FINANCING ACTIVITY
Lease right-of-use assets purchased	$541	$-
Lease liability for purchase of assets under lease	$541	$-
Secured notes payable for purchase of noncontrolling interest in BHCMC, LLC, net	$-	$7,914
Notes receivable forgiven as part of purchase of noncontrolling interest in BHCMC, LLC	$-	$780
Deferred tax asset relating to the purchase of noncontrolling interest in BHCMC, LCC	$-	$2,344
Purchase of noncontrolling interest - note receivable and other liabilities	$-	$6,350

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2022. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2022 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2023.

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

Gaming revenue is the gross gaming win as reported by the Kansas Lottery casino reporting systems, less the mandated payments by and for the State of Kansas. Electronic games-slots and table games revenue is the aggregate of gaming wins and losses. Liabilities are recognized for chips and "ticket-in, ticket-out" coupons in the customers' possession, and for accruals related to anticipated payout of progressive jackpots. Progressive gaming machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are deducted from revenue as the value of jackpots increase. Effective September 1, 2022, sports wagering became legal in the State of Kansas. The Company is currently managing sports wagering through DraftKings sports wagering platform. The Company shares a percentage of the gross sports wagering win with its platform partner. Food, beverage, and other revenue is recorded when the service is received and paid.

4. Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended October 31, 2022			Three Months Ended October 31, 2021
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$9,745	$8,298	$18,043	$9,232	$7,522	$16,754
Europe	-	124	124	-	1,114	1,114
Asia	-	274	274	-	675	675
Australia and Other	-	885	885	-	106	106
	$9,745	$9,581	$19,326	$9,232	$9,417	$18,649

Major Product Lines
Casino Gaming Revenue	$7,744	$-	$7,744	$8,042	$-	$8,042
Sportsbook Revenue	825	-	825	-	-	-
Casino Non-Gaming Revenue	1,105	-	1,105	1,087	-	1,087
Professional Services	71	-	71	103	-	103
Aircraft Modification	-	5,878	5,878	-	5,910	5,910
Aircraft Avionics	-	523	523	-	665	665
Special Mission Electronics	-	3,180	3,180	-	2,842	2,842
	$9,745	$9,581	$19,326	$9,232	$9,417	$18,649

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$5,624	$5,624	$-	$5,703	$5,703
Goods or services transferred at a point of sale	9,745	3,957	13,702	9,232	3,714	12,946
	$9,745	$9,581	$19,326	$9,232	$9,417	$18,649

	Six Months Ended October 31, 2022			Six Months Ended October 31, 2021
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$18,707	$14,294	$33,001	$18,557	$14,963	$33,520
Europe	-	306	306	-	1,957	1,957
Asia	-	411	411	-	763	763
Australia and Other	-	911	911	-	153	153
	$18,707	$15,922	$34,629	$18,557	$17,836	$36,393

Major Product Lines
Casino Gaming Revenue	$15,560	$-	$15,560	$16,230	$-	$16,230
Sportsbook Revenue	825	-	825	-	-	-
Casino Non-Gaming Revenue	2,182	-	2,182	2,163	-	2,163
Professional Services	140	-	140	164	-	164
Aircraft Modification	-	9,714	9,714	-	11,692	11,692
Aircraft Avionics	-	1,237	1,237	-	1,540	1,540
Special Mission Electronics	-	4,971	4,971	-	4,604	4,604
	$18,707	$15,922	$34,629	$18,557	$17,836	$36,393

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$8,875	$8,875	$-	$10,978	$10,978
Goods or services transferred at a point of sale	18,707	7,047	25,754	18,557	6,858	25,415
	$18,707	$15,922	$34,629	$18,557	$17,836	$36,393

5. Accounts receivable, net, contract asset and contract liability:

Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	October 31,	April 30,
	2022	2022
Accounts Receivable, net	$3,960	$3,636
Contract Asset	1,242	1,470
Contract Liability	4,848	820

Accounts receivable, net consist of $3,960 and $3,636 from customers as of  October 31, 2022 and April 30, 2022, respectively. At October 31, 2022 and April 30, 2022, the allowance for doubtful accounts was $205 and $205, respectively.

Contract assets are net of progress payments and performance based payments from our customers as well as advance payments from customers totaling $1,242 and $1,470 as of October 31, 2022 and April 30, 2022. Contract assets decreased $228 during the six months ended October 31, 2022, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the six months ended October 31, 2022. There were no significant impairment losses related to our contract assets during the six months ended October 31, 2022. We expect to bill our customers for the majority of the October 31, 2022 contract assets during fiscal year end 2023.

Contract liabilities increased $4,028 during the six months ended October 31, 2022, primarily due to payments received in excess of the revenue recognized on these performance obligations.

6. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Significant estimates include assumptions about percentage-of-completion, collection of accounts receivable, the valuation and recognition of stock-based compensation expense, valuation for deferred tax assets and useful life of fixed assets.

7. Inventories: Inventories are determined on a first-in, first-out basis, valued at lower of cost or net realizable value. Inventories include material, labor and factory overhead required in the production of our products.

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At October 31, 2022 and April 30, 2022, the estimate of obsolete inventory was $240 and $240 respectively.

8. Research and Development: We invested in research and development activities. The amount invested in the six months ended October 31, 2022 and 2021 was $1,632 and $1,196 respectively.

9. Debt: At October 31, 2022, the Company has a line of credit with Kansas State Bank in the form of a promissory note with an interest rate of 3.65% totaling $2,000. The unused line at October 31, 2022 was $2,000. There were no advances made on the line of credit during the three months ended  October 31, 2022. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At  October 31, 2022, One note with Academy Bank, N.A. for $31,551 (net of unamortized deferred finance costs of $241) collateralized by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.32% payable over seven years with an initial twenty-year amortization and a balloon payment of $19,250 at the end of seven years. The second note with Academy Bank, N.A. for $11,356 (net of unamortized deferred finance costs of $110) collateralized by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.75% payable in full over five years. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash. We are in compliance with these covenants at October 31, 2022.

At October 31, 2022, there was one note with 1st Source Bank with an interest rate of 6.25% collateralized by aircraft security agreements totaling $217. This note was used for the purchase and modifications of collateralized aircraft. This note matures in January 2023.

At October 31, 2022, there is one note with Fidelity State Bank and Trust Company totaling $170 collateralized by real estate in Dodge City, Kansas. The interest rate on this note is 6.25%. This note matures in June 2024.

At October 31, 2022, there is a note payable with Bank of America, N.A. collateralized by real estate with a balance of $1,027. The interest rate on this note is at SOFR plus 1.75%. This note matures in March 2029.

At October 31, 2022, there is a note payable with Bank of America, N.A. collateralized by real estate with a balance of $471. The interest rate on this note is at SOFR plus 1.75%. This note matures in March 2029.

At October 31, 2022, there is a note payable with Patriots Bank collateralized by aircraft security agreements with a balance of $1,122. The interest rate on this note is 4.35%. This note matures in March 2029.

At October 31, 2022, there is a note payable with an interest rate of 8.13% collateralized by equipment with a balance of $48. This note matures in October 2025.

In May 2020, the Company received a Paycheck Protection Program (PPP) loan for $2,001. In June 2021, the Company received notice of forgiveness from the Small Business Administration.

We are not in default of any of our notes as of October 31, 2022.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2022 and beyond.

10. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $6,309 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, JET autopilot intellectual property of $1,417 and miscellaneous other assets of $128. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024. The State of Kansas approved a renewal management contract and an amendment to the current management contract for our Professional Services company BNSC via BHCMC. The renewal will take effect December 15, 2024, and continue to 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is being amortized over a period of fifteen years.

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

For the six months ended October 31, 2022 and October 31, 2021, the Company expensed $484 and $297, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value
Total shares issued	7,900,000	$0.42
Forfeited, in prior periods	(50,000)	$0.40
Forfeited, during the year ended April 30, 2022	(50,000)	$0.40
Forfeited, during the six months ended October 31, 2022	(75,000)	$0.40
Total	7,725,000	$0.42

12. Stock Repurchase Program

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4,000 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2023.

The table below provides information with respect to common stock purchases by the Company through October 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods	3,103,633	$0.38	3,103,633	$2,823
Quarter ended October 31, 2021 (a)	6,290	$0.62	6,290	$2,819
Quarter ended January 31, 2022 (a)	-	$-	-	$2,819
Quarter ended April 30, 2022 (a)	180,503	$0.91	180,503	$2,655
Quarter ended July 31, 2022 (a)	1,639	$0.84	1,639	$2,653
Quarter ended October 31, 2022 (a)	150	$0.70	150	$2,653
Total	3,292,215	$0.41	3,292,215

(a)	These shares of common stock were purchased through a private transaction

13. Lease Right-to-Use

We lease hangars and office space with initial lease terms of five, forty-six, and fifty years.

October 31, 2022
Lease right-to-use assets	$3,781
Less accumulated depreciation	605
Total	$3,176

Future minimum lease payments for assets under finance leases at October 31, 2022 are as follows:

2023	$261
2024	214
2025	115
2026	117
2027	119
Thereafter	12,888
Total minimum lease payments	13,714
Less amount representing interest	10,204
Present value of net minimum lease payments	3,510
Less current maturities of lease liability	139
Lease liability, net of current maturities	$3,371

Finance lease costs at October 31, 2022 and  October 31, 2021 are as follows:

	October 31, 2022	October 31, 2021
Finance lease cost:
Amortization of right-of-use assets	$94	$95
Interest on lease liabilities	93	75
Total finance lease cost	$187	$170

	October 31, 2022	October 31, 2021
Weighted average remaining lease term - Financing leases (in years)	46	45
Weighted average discount rate - Financing leases	5.8%	5.0%

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

The Transaction purchase price was paid by a combination of available cash and an $8.0 million borrowing on a commercial loan with Academy Bank, N.A. (“Academy Bank”). BHCMC executed a Loan Modification Agreement with Academy, dated October 18, 2021 (“Manager Loan”) and BNSC executed a guaranty of the obligations thereunder. The Manager Loan amended and restated the original $7.0 million loan executed  December 22, 2020 with Academy to acquire the casino land and buildings. The other $35 million loan executed in connection with the casino land acquisition in 2020 was unchanged by the Transaction. As of  October 31, 2022, approximately $11.4 million is outstanding under the Manager Loan and it remains collateralized by real estate in Dodge City with an interest rate of 5.75% fully amortizing over five years. The Manager Loan will now mature on October 18, 2026.

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

Professional Services:

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state-owned casino".

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Three Months Ended October 31, 2022	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,674	$5,878	$523	$3,180	$71	$19,326
Interest expense	622	66	-	11	8	707
Depreciation and amortization	608	58	3	36	51	756
Operating income (loss)	2,939	912	(249)	1,451	(1,051)	4,002

Three Months Ended October 31, 2021	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,129	$5,910	$665	$2,842	$103	$18,649
Interest expense	576	53	-	5	6	640
Depreciation and amortization	574	44	1	37	49	705
Operating income (loss)	3,075	1,245	(114)	1,485	(948)	4,743

Six Months Ended October 31, 2022	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$18,567	$9,714	$1,237	$4,971	$140	$34,629
Interest expense	1,264	132	-	18	16	1,430
Depreciation and amortization	1,234	111	5	75	102	1,527
Operating income (loss)	5,581	966	(201)	2,067	(2,786)	5,627

Six Months Ended October 31, 2021	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$18,393	$11,692	$1,540	$4,604	$164	$36,393
Interest expense	1,124	108	-	11	11	1,254
Depreciation and amortization	1,152	89	3	70	93	1,407
Operating income (loss)	6,619	2,388	(133)	1,988	(2,097)	8,765

Our Chief Operating Decision Maker (CODM) does not evaluate operating segments using asset or liability information.

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	Six Months Ended October 31, 2022	Six Months Ended October 31, 2021
Aerospace Products – two customers in the six months ended October 31, 2022, two customers in the six months ended October 31, 2021	25.2%	23.3%
Professional Services	-	-

In the six months ended October 31, 2022 the Company derived 33.5% of total revenue from five Aerospace customers. The top customer provided 14.3% of total revenue while the next top four customers ranged from 2.7% to 10.9%.

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

18. Subsequent Events:

The Company evaluated its October 31, 2022 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

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

Professional Services. The Professional Services segment includes the management of a gaming facility and related dining and entertainment facilities in Dodge City, Kansas. Boot Hill Casino and Resort features approximately 500 slot machines and 14 table games. Companies in Professional Services also provide licensed architectural services, including commercial and industrial building design, and engineering services.

Boot Hill. Butler National Service Corporation (“BNSC”) and BHCMC, LLC (“BHCMC”), companies in Professional Services, manage The Boot Hill Casino and Resort in Dodge City, Kansas (“Boot Hill”) pursuant to the Lottery Gaming Facility Management Contract, by and among BNSC, BHCMC and the Kansas Lottery, as subsequently amended and extended (“Boot Hill Agreement”). As required by Kansas law, all games, gaming equipment and gaming operations, including sports wagering, at Boot Hill are owned and operated by the Kansas Lottery. In July 2022, the State of Kansas enacted Senate Bill 84 that allows for the Kansas Lottery through the four state-owned casinos to use digital or in-person avenues to engage in the business of sports wagering. The law allows BHCMC to partner with up to three platforms for sports wagering. The platform partners provide the sports wagering management service through their sites and brands, paying us a percentage of revenue. BHCMC entered into provider contracts for sports wagering platforms with DraftKings, Golden Nugget Online Gaming LLC, and Bally Corporation. Online sports wagering is currently underway through the DraftKings platform. Construction is underway for an onsite Sports Book at Boot Hill Casino in conjunction with DraftKings that is scheduled to open in March 2023.

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

Results Overview

The six months ended October 31, 2022 revenue decreased 5% to $34.6 million compared to $36.4 million in the six months ended October 31, 2021. In the six months ended October 31, 2022 the professional services revenue was $18.7 million compared to $18.6 million in the six months ended October 31, 2021, an increase of 1%. In the six months ended October 31, 2022 the Aerospace Products revenue was $15.9 million compared to $17.8 million in the six months ended October 31, 2021, a decrease of 11%.

The six months ended October 31, 2022 net income decreased to $3.1 million compared to a net income of $6.1 million in the six months ended October 31, 2021.  The six months ended October 31, 2022, operating income decreased to $5.6 million from an operating income of $8.8 million in the six months ended October 31, 2021.

RESULTS OF OPERATIONS

six months ended October 31, 2022 COMPARED TO six months ended October 31, 2021

(dollars in thousands)	Six Months Ended October 31, 2022	Percent of Total Revenue	Six Months Ended October 31, 2021	Percent of Total Revenue	Percent Change 2021-2022
Revenue:
Professional Services	$18,707	54%	$18,557	51%	1%
Aerospace Products	15,922	46%	17,836	49%	-11%
Total revenue	34,629	100%	36,393	100%	-5%

Costs and expenses:
Costs of Professional Services	7,375	21%	6,779	18%	9%
Cost of Aerospace Products	11,409	33%	11,939	33%	-4%
Marketing and advertising	2,699	8%	2,426	7%	11%
Employee benefits	1,249	4%	1,121	3%	11%
Depreciation and amortization	1,527	4%	1,407	4%	9%
General, administrative and other	4,743	14%	3,956	11%	20%
Total costs and expenses	29,002	84%	27,628	76%	5%
Operating income	$5,627	16%	$8,765	24%	-36%

Revenue:

Revenue decreased 5% to $34.6 million in the six months ended October 31, 2022, compared to $36.4 million in the six months ended October 31, 2021. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 1% for the six months to $18.7 million at October 31, 2022 compared to $18.6 million at October 31, 2021.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased 11% for the six months to $15.9 million at October 31, 2022 compared to $17.8 million at October 31, 2021. The decrease in revenue is primarily due to a decrease in aircraft modification revenue of $2.0 million.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased  5% to $29.0 million in the six months ended October 31, 2022 compared to $27.6 million in the six months ended October 31, 2021. Costs and expenses were 84% of total revenue in the six months ended October 31, 2022, as compared to 76% of total revenue in the six months ended October 31, 2021.

Costs of Professional Services increased 9% in the six months ended October 31, 2022 to $7.4 million compared to $6.8 million in the six months ended October 31, 2021. Costs were 21% of total revenue in the six months ended October 31, 2022, as compared to 18% of total revenue in the six months ended October 31, 2021.

Costs of Aerospace Products decreased 4% in the six months ended October 31, 2022 to $11.4 million compared to $11.9 million for the six months ended October 31, 2021. Costs were 33% of total revenue in the six months ended October 31, 2022, as compared to 33% of total revenue in the six months ended October 31, 2021.

Marketing and advertising expenses increased 11% in the six months ended October 31, 2022, to $2.7 million compared to $2.4 million in the six months ended October 31, 2021. Expenses were 8% of total revenue in the six months ended October 31, 2022, as compared to 7% of total revenue in the six months ended October 31, 2021. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the six months ended October 31, 2022, compared to 3% in the six months ended October 31, 2021. These expenses increased 11% to $1.2 million in the six months ended October 31, 2022, from $1.1 million in the six months ended October 31, 2021. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 4% in the six months ended October 31, 2022, compared to 4% in the six months ended October 31, 2021. These expenses increased 9% to $1.5 million in the six months ended October 31, 2022 from $1.4 million in the six months ended October 31, 2021. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the initial term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the six months ended October 31, 2022 was $1.2 million compared to $1.2 million in the six months ended October 31, 2021.

General, administrative and other expenses as a percent of total revenue was 14% in the six months ended October 31, 2022, compared to 11% in the six months ended October 31, 2021. These expenses increased 20% to $4.7 million in the six months ended October 31, 2022, from $4.0 million in the six months ended October 31, 2021. The increase is primarily due to the stock award of $352 and cash compensation of $140 awarded to a board member.

Other expense:

Interest expense was $1.4 million in the six months ended October 31, 2022, compared with interest expense of $1.3 million in the six months ended October 31, 2021. Interest related to obligations of BHCMC, LLC was $1.3 million in the six months ended October 31, 2022 compared to $1.1 million in the six months ended October 31, 2021.

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

The following table presents a summary of our operating segment information for the six months ended October 31, 2022 and October 31, 2021:

(dollars in thousands)	Six Months Ended October 31, 2022	Percent of Total Revenue	Six Months Ended October 31, 2021	Percent of Total Revenue	Percent Change 2021-2022
Professional Services
Revenue
Boot Hill Casino	$18,567	99%	$18,393	99%	1%
Management/Professional Services	140	1%	164	1%	-15%
Revenue	18,707	100%	18,557	100%	1%

Costs of Professional Services	7,375	39%	6,779	36%	9%
Expenses	7,068	38%	6,419	35%	10%
Total costs and expenses	14,443	77%	13,198	71%	9%
Professional Services operating income	$4,264	23%	$5,359	29%	-20%

(dollars in thousands)	Six Months Ended October 31, 2022	Percent of Total Revenue	Six Months Ended October 31, 2021	Percent of Total Revenue	Percent Change 2021-2022
Aerospace Products
Revenue	$15,922	100%	$17,836	100%	-11%

Costs of Aerospace Products	11,409	71%	11,939	67%	-4%
Expenses	3,150	20%	2,491	14%	26%
Total costs and expenses	14,559	91%	14,430	81%	1%

Aerospace Products operating income	$1,363	9%	$3,406	19%	-60%

Professional Services

●

Revenue from Professional Services increased 1% for the six months ended October 31, 2022 to $18.7 million compared to $18.6 million for the six months ended October 31, 2021.

In the six months ended October 31, 2022 Boot Hill Casino received gross receipts for the State of Kansas of $24.5 million compared to $25.0 million for the six months ended October 31, 2021. Mandated fees, taxes and distributions reduced gross receipts by $7.7 million resulting in gaming revenue of $16.8 million for the six months ended October 31, 2022, compared to a reduction to gross receipts of $7.9 million resulting in gaming revenue of $17.1 million for the six months ended October 31, 2021. Sportsbook revenue was $825 in the six months ended October 31, 2022 compared to $0 in the six months ended October 31, 2021.Non-gaming revenue at Boot Hill Casino remained constant at $2.2 million for the six months ended October 31, 2022, compared to $2.2 million for the six months ended October 31, 2021.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 15% to $140 for the six months ended October 31, 2022, compared to $164 for the six months ended October 31, 2021.

●

Costs of Professional Services increased 9% in the six months ended October 31, 2022 to $7.4 million compared to $6.8 million in the six months ended October 31, 2021. Costs were 39% of segment total revenue in the six months ended October 31, 2022, as compared to 36% of segment total revenue in the six months ended October 31, 2021.

●

Expenses increased 10% in the six months ended October 31, 2022 to $7.1 million compared to $6.4 million in the six months ended October 31, 2021. Expenses were 38% of segment total revenue in the six months ended October 31, 2022, as compared to 35% of segment total revenue in the six months ended October 31, 2021.

Aerospace Products

●

Revenue decreased 11% to $15.9 million in the six months ended October 31, 2022, compared to $17.8 million in the six months ended October 31, 2021. The decrease in revenue is primarily due to a decrease in aircraft modification business of $2.0 million.

●

Costs of Aerospace Products decreased 4% in the six months ended October 31, 2022 to $11.4 million compared to $11.9 million for the six months ended October 31, 2021.  Costs were 71% of segment total revenue in the six months ended October 31, 2022, as compared to 67% of segment total revenue in the six months ended October 31, 2021. The decrease is directly related to the decrease in aircraft modification revenue.

●

Expenses increased 26% in the six months ended October 31, 2022 to $3.2 million compared to $2.5 million in the six months ended October 31, 2021.  Expenses were 20% of segment total revenue in the six months ended October 31, 2022, as compared to 14% of segment total revenue in the six months ended October 31, 2021. The increase is primarily due to the stock award of $352 and cash compensation of $140 awarded to a board member.

SECOND QUARTER FISCAL 2022 COMPARED TO SECOND QUARTER FISCAL 2021

(dollars in thousands)	Three Months Ended October 31, 2022	Percent of Total Revenue	Three Months Ended October 31, 2021	Percent of Total Revenue	Percent Change 2021-2022
Revenue:
Professional Services	$9,745	50%	$9,232	50%	6%
Aerospace Products	9,581	50%	9,417	50%	2%
Total revenue	19,326	100%	18,649	100%	4%

Costs and expenses:
Costs of Professional Services	3,752	19%	3,454	18%	9%
Cost of Aerospace Products	6,582	34%	5,927	32%	11%
Marketing and advertising	1,368	7%	1,246	7%	10%
Employee benefits	636	3%	546	3%	16%
Depreciation and amortization	756	4%	705	4%	7%
General, administrative and other	2,230	12%	2,028	11%	10%
Total costs and expenses	15,324	79%	13,906	75%	10%
Operating income	$4,002	21%	$4,743	25%	-16%

Revenue:

Revenue increased 4% to $19.3 million in the three months ended October 31, 2022, compared to $18.6 million in the three months ended October 31, 2021. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 6% for the three months to $9.7 million at October 31, 2022 compared to $9.2 million at October 31, 2021.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 2% for the three months to $9.6 million at October 31, 2022 compared to $9.4 million at October 31, 2021.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased 10% in the three months ended October 31, 2022 at $15.3 million compared to $13.9 million in the three months ended October 31, 2021. Costs and expenses were 79% of total revenue in the three months ended October 31, 2022, as compared to 75% of total revenue in the three months ended October 31, 2021.

Costs of Professional Services increased 9% in the three months ended October 31, 2022 to $3.8 million compared to $3.5 million in the three months ended October 31, 2021. Costs were 19% of total revenue in the three months ended October 31, 2022, as compared to 18% of total revenue in the three months ended October 31, 2021.

Costs of Aerospace Products increased 11% in the three months ended October 31, 2022 to $6.6 million compared to $5.9 million for the three months ended October 31, 2021. Costs were 34% of total revenue in the three months ended October 31, 2022, as compared to 32% of total revenue in the three months ended October 31, 2021.

Marketing and advertising expenses increased 10% in the three months ended October 31, 2022, to $1.4 million compared to $1.2 million in the three months ended October 31, 2021. Expenses were 7% of total revenue in the three months ended October 31, 2022, as compared to 7% of total revenue in the three months ended October 31, 2021. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 3% in the three months ended October 31, 2022, compared to 3% in the three months ended October 31, 2021. These expenses increased 16% to $636 in the three months ended October 31, 2022, from $546 in the three months ended October 31, 2021. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 4% in the three months ended October 31, 2022, compared to 4% in the three months ended October 31, 2021. These expenses increased 7% to $756 in the three months ended October 31, 2022 from $705 in the three months ended October 31, 2021. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the initial term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the three months ended October 31, 2022 was $608 compared to $574 in the three months ended October 31, 2021.

General, administrative and other expenses as a percent of total revenue was 12% in the three months ended October 31, 2022, compared to 11% in the three months ended October 31, 2021. These expenses increased 10% to $2.2 million in the three months ended October 31, 2022, from $2.0 million in the three months ended October 31, 2021.

Other expense:

Interest expense was $707 in the three months ended October 31, 2022, compared with interest expense of $640 in the three months ended October 31, 2021. Interest related to obligations of BHCMC, LLC was $622 in the three months ended October 31, 2022 compared to $576 in the three months ended October 31, 2021.

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

The following table presents a summary of our operating segment information for the three months ended October 31, 2022 and October 31, 2021:

(dollars in thousands)	Three Months Ended October 31, 2022	Percent of Total Revenue	Three Months Ended October 31, 2021	Percent of Total Revenue	Percent Change 2021-2022
Professional Services
Revenue
Boot Hill Casino	$9,674	99%	$9,129	99%	6%
Management/Professional Services	71	1%	103	1%	-31%
Revenue	9,745	100%	9,232	100%	6%

Costs of Professional Services	3,752	39%	3,454	37%	9%
Expenses	3,740	38%	3,412	37%	10%
Total costs and expenses	7,492	77%	6,866	74%	9%
Professional Services operating income	$2,253	23%	$2,366	26%	-5%

(dollars in thousands)	Three Months Ended October 31, 2022	Percent of Total Revenue	Three Months Ended October 31, 2021	Percent of Total Revenue	Percent Change 2021-2022
Aerospace Products
Revenue	$9,581	100%	$9,417	100%	2%

Costs of Aerospace Products	6,582	69%	5,927	63%	11%
Expenses	1,250	13%	1,113	12%	12%
Total costs and expenses	7,832	82%	7,040	75%	11%

Aerospace Products operating income (loss)	$1,749	18%	$2,377	25%	-26%

Professional Services

●

Revenue from Professional Services increased 6% for the three months ended October 31, 2022 to $9.7 million compared to $9.2 million for the three months ended October 31, 2021. The increase is primarily due to sportsbook revenue of $825.

In the three months ended October 31, 2022 Boot Hill Casino received gross receipts for the State of Kansas of $12.3 million compared to $12.4 million for the three months ended October 31, 2021. Mandated fees, taxes and distributions reduced gross receipts by $3.9 million resulting in gaming revenue of $8.4 million for the three months ended October 31, 2022, compared to a reduction to gross receipts of $3.9 million resulting in gaming revenue of $8.5 million for the three months ended October 31, 2021. Sportsbook revenue was $825 in the three months ended October 31, 2022 compared to $0 in the three months ended October 31, 2021. Non-gaming revenue at Boot Hill Casino remained constant at $1.1 million for the three months ended October 31, 2022, compared to $1.1 million for the three months ended October 31, 2021.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased 31% to $71 for the three months ended October 31, 2022, compared to $103 for the three months ended October 31, 2021.

●

Costs of Professional Services increased 9% in the three months ended October 31, 2022 to $3.8 million compared to $3.5 million in the three months ended October 31, 2021. Costs were 39% of segment total revenue in the three months ended October 31, 2022, as compared to 37% of segment total revenue in the three months ended October 31, 2021.

●

Expenses increased 10% in the three months ended October 31, 2022 to $3.7 million compared to $3.4 million in the three months ended October 31, 2021. Expenses were 38% of segment total revenue in the three months ended October 31, 2022, as compared to 37% of segment total revenue in the three months ended October 31, 2021.

Aerospace Products

●	Revenue increased 2% to $9.6 million in the three months ended October 31, 2022, compared to $9.4 million in the three months ended October 31, 2021.

●

Costs of Aerospace Products increased 11% in the three months ended October 31, 2022 to $6.6 million compared to $5.9 million for the three months ended October 31, 2021.  Costs were 69% of segment total revenue in the three months ended October 31, 2022, as compared to 63% of segment total revenue in the three months ended October 31, 2021.

●

Expenses increased 12% in the three months ended October 31, 2022 to $1.3 million compared to $1.1 million in the three months ended October 31, 2021.  Expenses were 13% of segment total revenue in the three months ended October 31, 2022, as compared to 12% of segment total revenue in the three months ended October 31, 2021.

Employees

Other than persons employed by our gaming subsidiaries there were 107 full time and 4 part time employees on October 31, 2022, compared to 115 full time and 4 part time employees on October 31, 2021. As of December 9, 2022 staffing is 110 full time and 4 part time employees. Our staffing at Boot Hill Casino & Resort on October 31, 2022 was 197 full time and 55 part time employees compared to 172 full time and 48 part time employees on October 31, 2021. At December 9, 2022 there are 200 full time and 59 part time employees. None of the employees are subject to any collective bargaining agreements.

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

Analysis and Discussion of Cash Flow

During the six months ended October 31, 2022 our cash position increased by $2.0 million. Net income was $3.1 million for the six months ended October 31, 2022. Cash flows provided by operating activities was $7.8 million for the six months ended October 31, 2022. Non-cash activities consisting of depreciation and amortization provided $2.9 million, while deferred compensation provided $278, gain on the sale of a building used $69, deferred income tax expense provided $280, and stock awarded to director provided $352. Contract assets increased our cash position by $228. Contract liability increased our cash position by $4.0 million. Inventories decreased our cash position by $424. Accounts receivable decreased our cash position by $324. Gaming facility mandated payments increased our cash position by $52. Prepaid expenses and other assets decreased our cash by $1.6 million. A decrease in accounts payable, a decrease in accrued liabilities and lease liabilities, and an increase in other current liabilities decreased our cash by $234. Income tax payable decreased our cash position by $814.

Cash used in investing activities was $3.1 million for the six months ended October 31, 2022. We invested $1.2 million towards STCs, and $1.4 million on equipment and furnishings, $79 on airplane upgrades, and $534 on the construction of new hangers. We received $164 in proceeds from the sale of a building.

Cash used by financing activities was $2.7 million for the six months ended October 31, 2022. We made repayments on our debt of $2.6 million. We made repayments on lease right-to-use of $129. We purchased company stock of $2. The stock acquired was placed in treasury.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2022.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the six months ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of October 31, 2022, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
Smaller reporting companies are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the second quarter of fiscal 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2022 - August 31, 2022	-	$-	-	$2,653,000
September 1, 2022 - September 30, 2022	-	$-	-	$2,653,000
October 1, 2022 - October 31, 2022	150	$0.70	150	$2,653,000
Total	150	$0.70	150

(a) Our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $4,000,000. The timing and amount of any share repurchases will be determined by Butler National's management based on market conditions and other factors. The program is currently authorized through May 1, 2023.

Item 3.		DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.		MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.		OTHER INFORMATION.
None.

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

	4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

	4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

	10.1	Employment agreement between Butler National Corporation and Joe A. Peters dated February 4, 2020, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on June 22, 2022.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2022 and April 30, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended October 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2022 and 2021, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2022, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

December 15, 2022	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

December 15, 2022	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

10.1	Employment agreement between Butler National Corporation and Joe A. Peters dated February 4, 2020, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on June 22, 2022.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2022 and April 30, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended October 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2022 and 2021, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2022, formatted in Inline XBRL (included as Exhibit 101)