Form 10-Q
period 2023-01-31
BUTLER NATIONAL CORP
filed 2023-03-16
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of March 16, 2023 was 75,896,050 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of January 31, 2023 and April 30, 2022

(in thousands except per share data)

	January 31, 2023	April 30, 2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$17,196	$12,487
Accounts receivable, net of allowance for doubtful accounts	4,754	3,636
Inventories
Parts and raw materials	5,331	4,722
Work in process	3,994	4,080
Finished goods	50	70
Total inventory, net of allowance	9,375	8,872
Contract asset	2,722	1,470
Prepaid expenses and other current assets	3,907	1,361
Total current assets	37,954	27,826

PROPERTY, PLANT AND EQUIPMENT:
Lease right-to-use assets	3,781	3,240
Construction in progress	-	6,417
Land	4,751	4,751
Building and improvements	47,813	40,962
Aircraft	8,798	8,719
Machinery and equipment	5,345	4,917
Office furniture and fixtures	13,207	11,826
Leasehold improvements	4,032	4,032
	87,727	84,864
Accumulated depreciation	(26,109)	(23,290)
Total property, plant and equipment	61,618	61,574

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $10,239 at January 31, 2023 and $9,336 at April 30, 2022)	8,625	8,018

OTHER ASSETS:
Other assets (net of accumulated amortization of $12,113 at January 31, 2023 and $11,575 at April 30, 2022)	1,390	1,621
Deferred tax asset, net	1,490	1,770
Total other assets	2,880	3,391
Total assets	$111,077	$100,809

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4,814	$5,165
Current maturities of lease liability	142	106
Accounts payable	6,672	2,773
Contract liability	4,863	820
Gaming facility mandated payment	1,373	1,630
Compensation and compensated absences	3,006	1,911
Income taxes payable	116	1,049
Other current liabilities	473	211
Total current liabilities	21,459	13,665

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	39,821	43,411
Lease liability, net of current maturities	3,351	2,899
Total long-term liabilities	43,172	46,310
Total liabilities	64,631	59,975

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Butler National Corporation's stockholders' equity
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; $100 Class A, 9.8%, cumulative if earned liquidation and redemption value; $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: authorized 100,000,000 shares issued 79,873,572 shares, and outstanding 75,896,050 shares at January 31, 2023 and issued 80,348,572 shares, and outstanding 76,458,146 shares at April 30, 2022	799	803
Capital contributed in excess of par	12,745	12,160
Treasury stock at cost, 3,977,522 shares at January 31, 2023 and 3,890,426 shares at April 30, 2022	(2,137)	(2,077)
Retained earnings	35,039	29,948
Total stockholders' equity	46,446	40,834
Total liabilities and stockholders' equity	$111,077	$100,809

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED January 31, 2023 AND 2022

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	January 31,
	2023	2022
REVENUE:
Professional Services	$9,574	$8,902
Aerospace Products	10,890	8,716
Total revenue	20,464	17,618

COSTS AND EXPENSES:
Cost of Professional Services	3,789	3,298
Cost of Aerospace Products	7,189	5,247
Marketing and advertising	1,324	1,325
Employee benefits	642	565
Depreciation and amortization	782	699
General, administrative and other	3,353	2,082
Total costs and expenses	17,079	13,216

OPERATING INCOME	3,385	4,402

OTHER EXPENSE:
Interest expense	(677)	(725)
Total other expense	(677)	(725)

INCOME BEFORE INCOME TAXES	2,708	3,677

PROVISION FOR INCOME TAXES
Provision for income taxes	731	993

NET INCOME	$1,977	$2,684

BASIC EARNINGS PER COMMON SHARE	$0.03	$0.04

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	76,663,867	75,343,068

DILUTED EARNINGS PER COMMON SHARE	$0.03	$0.04

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	76,663,867	75,343,068

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE nine MONTHS ENDED January 31, 2023 AND 2022

(in thousands, except per share data)

(unaudited)

	NINE MONTHS ENDED
	January 31,
	2023	2022
REVENUE:
Professional Services	$28,280	$27,460
Aerospace Products	26,813	26,552
Total revenue	55,093	54,012

COSTS AND EXPENSES:
Cost of Professional Services	11,164	10,078
Cost of Aerospace Products	18,598	17,186
Marketing and advertising	4,023	3,751
Employee benefits	1,891	1,686
Depreciation and amortization	2,309	2,106
General, administrative and other	8,096	6,038
Total costs and expenses	46,081	40,845

OPERATING INCOME	9,012	13,167

OTHER INCOME (EXPENSE):
Interest expense	(2,107)	(1,979)
Forgiveness of debt	-	2,001
Gain on sale of airplane	-	75
Gain on sale of building	69	-
Total other income (expense)	(2,038)	97

INCOME BEFORE INCOME TAXES	6,974	13,264

PROVISION FOR INCOME TAXES
Provision for income taxes	1,603	2,418
Deferred income tax	280	234

NET INCOME	5,091	10,612
Net income attributable to noncontrolling interest in BHCMC, LLC	-	(1,872)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$5,091	$8,740

BASIC EARNINGS PER COMMON SHARE	$0.07	$0.12

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	76,633,871	75,357,966

DILUTED EARNINGS PER COMMON SHARE	$0.07	$0.12

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	76,633,871	75,357,966

See accompanying notes to condensed consolidated financial statements (unaudited)

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE nine MONTHS ENDED January 31, 2023 AND 2022

(dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2021	79,070,382	$790	$16,900	3,703,633	$(1,909)	$19,580	$35,361	$6,018	$41,379

Deferred compensation, restricted stock	-	-	148	-	-	-	148	-	148

Net Income	-	-	-	-	-	2,906	2,906	1,872	4,778

Balance, July 31, 2021	79,070,382	$790	$17,048	3,703,633	$(1,909)	$22,486	$38,415	$7,890	$46,305

Purchase of noncontrolling interest in BHCMC, LLC	-	-	(6,119)	-	-	-	(6,119)	(7,890)	(14,009)

Deferred compensation, restricted stock	-	-	149	-	-	-	149	-	149

Stock repurchase	-	-	-	6,290	(4)	-	(4)	-	(4)

Net Income	-	-	-	-	-	3,150	3,150	-	3,150

Balance, October 31, 2021	79,070,382	$790	$11,078	3,709,923	$(1,913)	$25,636	$35,591	$-	$35,591

Deferred compensation, restricted stock	(50,000)	-	140	-	-	-	140	-	140

Net Income	-	-	-	-	-	2,684	2,684	-	2,684

Balance, January 31, 2022	79,020,382	$790	$11,218	3,709,923	$(1,913)	$28,320	$38,415	$-	$38,415

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2022	80,348,572	$803	$12,160	3,890,426	$(2,077)	$29,948	$40,834	$-	$40,834

Deferred compensation, restricted stock	(75,000)	-	132	-	-	-	132	-	132

Stock repurchase	-	-	-	1,639	(2)	-	(2)	-	(2)

Stock awarded to Director	400,000	4	348	-	-	-	352	-	352

Net Income	-	-	-	-	-	431	431	-	431

Balance, July 31, 2022	80,673,572	$807	$12,640	3,892,065	$(2,079)	$30,379	$41,747	$-	$41,747

Deferred compensation, restricted stock	-	-	146	-	-	-	146	-	146

Stock repurchase	-	-	-	150	-	-	-	-	-

Net Income	-	-	-	-	-	2,683	2,683	-	2,683

Balance, October 31, 2022	80,673,572	$807	$12,786	3,892,215	$(2,079)	$33,062	$44,576	$-	$44,576

Deferred compensation, restricted stock	(800,000)	(8)	(41)	-	-	-	(49)	-	(49)

Stock repurchase	-	-	-	85,307	(58)	-	(58)	-	(58)

Net Income	-	-	-	-	-	1,977	1,977	-	1,977

Balance, January 31, 2023	79,873,572	$799	$12,745	3,977,522	$(2,137)	$35,039	$46,446	$-	$46,446

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine MONTHS ENDED January 31, 2023 AND 2022

(in thousands)

(unaudited)

	NINE MONTHS ENDED
	January 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,091	$10,612
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,323	3,896
Gain on sale of airplane	-	(75)
Gain on sale of building	(69)	-
Deferred income tax expense	280	234
Stock awarded to director	352	-
Forgiveness of debt	-	(2,001)
Deferred compensation, restricted stock	229	456

Changes in operating assets and liabilities
Accounts receivable	(1,118)	(211)
Inventories	(503)	(81)
Contract assets	(1,252)	(1,191)
Prepaid expenses and other current assets	(2,545)	208
Accounts payable	3,899	419
Contract liability	4,043	(4,742)
Lease liability	141	112
Accrued liabilities	1,095	(126)
Gaming facility mandated payment	(257)	(117)
Income tax payable	(933)	1,153
Other current liabilities	262	209
Net cash provided by operating activities	13,038	8,755

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,298)	(5,312)
Proceeds from sale of airplane	-	75
Proceeds from sale of building	164	-
Net cash used in investing activities	(4,134)	(5,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(3,941)	(3,127)
Repurchase of common stock	(60)	(4)
Repayments on right-to-use lease liability	(194)	(194)
Purchase of noncontrolling interest in BHCMC, LLC	-	(7,659)
Net cash used in financing activities	(4,195)	(10,984)

NET INCREASE (DECREASE) IN CASH	4,709	(7,466)

CASH, beginning of period	12,487	22,022

CASH, end of period	$17,196	$14,556

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,114	$1,980
Income taxes paid	$2,536	$1,265

NON CASH INVESTING AND FINANCING ACTIVITY
Lease right-of-use assets purchased	$541	$-
Lease liability for purchase of assets under lease	$541	$-
Secured notes payable for purchase of noncontrolling interest in BHCMC, LLC, net	$-	$7,914
Notes receivable forgiven as part of purchase of noncontrolling interest in BHCMC, LLC	$-	$780
Deferred tax asset relating to the purchase of noncontrolling interest in BHCMC, LCC	$-	$2,344
Purchase of noncontrolling interest - note receivable and other liabilities	$-	$6,350

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2022. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2023 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2023.

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

4. Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended January 31, 2023			Three Months Ended January 31, 2022
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$9,574	$8,258	$17,832	$8,902	$7,618	$16,520
Europe	-	90	90	-	578	578
Asia	-	92	92	-	93	93
Australia and Other	-	2,450	2,450	-	427	427
	$9,574	$10,890	$20,464	$8,902	$8,716	$17,618

Major Product Lines
Casino Gaming Revenue	$7,210	$-	$7,210	$7,741	$-	$7,741
Sportsbook Revenue	1,160	-	1,160	-	-	-
Casino Non-Gaming Revenue	1,102	-	1,102	1,059	-	1,059
Professional Services	102	-	102	102	-	102
Aircraft Modification	-	7,188	7,188	-	5,394	5,394
Aircraft Avionics	-	679	679	-	485	485
Special Mission Electronics	-	3,023	3,023	-	2,837	2,837
	$9,574	$10,890	$20,464	$8,902	$8,716	$17,618

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$6,875	$6,875	$-	$4,899	$4,899
Goods or services transferred at a point of sale	9,574	4,015	13,589	8,902	3,817	12,719
	$9,574	$10,890	$20,464	$8,902	$8,716	$17,618

	Nine Months Ended January 31, 2023			Nine Months Ended January 31, 2022
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$28,280	$22,553	$50,833	$27,460	$22,582	$50,042
Europe	-	396	396	-	2,535	2,535
Asia	-	503	503	-	856	856
Australia and Other	-	3,361	3,361	-	579	579
	$28,280	$26,813	$55,093	$27,460	$26,552	$54,012

Major Product Lines
Casino Gaming Revenue	$22,769	$-	$22,769	$23,972	$-	$23,972
Sportsbook Revenue	1,985	-	1,985	-	-	-
Casino Non-Gaming Revenue	3,284	-	3,284	3,222	-	3,222
Professional Services	242	-	242	266	-	266
Aircraft Modification	-	16,902	16,902	-	17,086	17,086
Aircraft Avionics	-	1,917	1,917	-	2,025	2,025
Special Mission Electronics	-	7,994	7,994	-	7,441	7,441
	$28,280	$26,813	$55,093	$27,460	$26,552	$54,012

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$15,750	$15,750	$-	$15,877	$15,877
Goods or services transferred at a point of sale	28,280	11,063	39,343	27,460	10,675	38,135
	$28,280	$26,813	$55,093	$27,460	$26,552	$54,012

5. Accounts receivable, net, contract asset and contract liability:

Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	January 31,	April 30,
	2023	2022
Accounts Receivable, net	$4,754	$3,636
Contract Asset	2,722	1,470
Contract Liability	4,863	820

Accounts receivable, net consist of $4,754 and $3,636 from customers as of  January 31, 2023 and April 30, 2022, respectively. At January 31, 2023 and April 30, 2022, the allowance for doubtful accounts was $205 and $205, respectively.

Contract assets are net of progress payments and performance based payments from our customers as well as advance payments from customers totaling $2,722 and $1,470 as of January 31, 2023 and April 30, 2022. Contract assets increased $1,252 during the nine months ended January 31, 2023, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine months ended January 31, 2023. There were no significant impairment losses related to our contract assets during the nine months ended January 31, 2023. We expect to bill our customers for the majority of the January 31, 2023 contract assets during fiscal year end 2023.

Contract liabilities increased $4,043 during the nine months ended January 31, 2023, primarily due to payments received in excess of the revenue recognized on these performance obligations.

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

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Falcon and Learjet parts and electrical components.  At January 31, 2023 and April 30, 2022, the estimate of obsolete inventory was $240 and $240 respectively.

8. Research and Development: We invested in research and development activities. The amount invested in the nine months ended January 31, 2023 and 2022 was $2.3 million and $1.9 million, respectively.

9. Debt: At January 31, 2023, the Company has a line of credit with Kansas State Bank in the form of a promissory note with an interest rate of 3.65% totaling $2,000. The unused line at January 31, 2023 was $2,000. There were no advances made on the line of credit during the three months ended  January 31, 2023. The line of credit is due on demand and is collateralized by the first and second positions on all assets of the Company.

At  January 31, 2023, One note with Academy Bank, N.A. for $31,125 (net of unamortized deferred finance costs of $229) collateralized by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.32% payable over seven years with an initial twenty-year amortization and a balloon payment of $19,250 at the end of seven years. The second note with Academy Bank, N.A. for $10,722 (net of unamortized deferred finance costs of $102) collateralized by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.75% payable in full over five years. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash. We are in compliance with these covenants at January 31, 2023.

At January 31, 2023, there was one note with 1st Source Bank with an interest rate of 6.25% collateralized by aircraft security agreements totaling $55. This note was used for the purchase and modifications of collateralized aircraft. This note matures in February 2023.

At January 31, 2023, there is one note with Fidelity State Bank and Trust Company totaling $164 collateralized by real estate in Dodge City, Kansas. The interest rate on this note is 6.25%. This note matures in June 2024.

At January 31, 2023, there is a note payable with Bank of America, N.A. collateralized by real estate with a balance of $987. The interest rate on this note is at SOFR plus 1.75%. This note matures in March 2029.

At January 31, 2023, there is a note payable with Bank of America, N.A. collateralized by real estate with a balance of $452. The interest rate on this note is at SOFR plus 1.75%. This note matures in March 2029.

At January 31, 2023, there is a note payable with Patriots Bank collateralized by aircraft security agreements with a balance of $1,084. The interest rate on this note is 4.35%. This note matures in March 2029.

At January 31, 2023, there is a note payable with an interest rate of 8.13% collateralized by equipment with a balance of $46. This note matures in October 2025.

In May 2020, the Company received a Paycheck Protection Program (PPP) loan for $2,001. In June 2021, the Company received notice of forgiveness from the Small Business Administration.

We are not in default of any of our notes as of January 31, 2023.

We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2023 and beyond.

10. Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $6,459 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, JET autopilot intellectual property of $1,417 and miscellaneous other assets of $127. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024. The State of Kansas approved a renewal management contract and an amendment to the current management contract for our Professional Services company BNSC assigned to BHCMC. The renewal will take effect December 15, 2024, and continue to 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is being amortized over a period of fifteen years.

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

For the nine months ended January 31, 2023 and January 31, 2022, the Company expensed $585 and $437, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value
Total shares issued	7,900,000	$0.42
Forfeited, in prior periods	(50,000)	$0.40
Forfeited, during the year ended April 30, 2022	(50,000)	$0.40
Forfeited, during the nine months ended January 31, 2023	(875,000)	$0.40
Total	6,925,000	$0.43

12. Stock Repurchase Program

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4,000 of its common stock. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors. The program is currently authorized through May 1, 2023.

The table below provides information with respect to common stock purchases by the Company through January 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods	3,103,633	$0.38	3,103,633	$2,823
Quarter ended October 31, 2021 (a)	6,290	$0.62	6,290	$2,819
Quarter ended January 31, 2022 (a)	-	$-	-	$2,819
Quarter ended April 30, 2022 (a)	180,503	$0.91	180,503	$2,655
Quarter ended July 31, 2022 (a)	1,639	$0.84	1,639	$2,653
Quarter ended October 31, 2022 (a)	150	$0.70	150	$2,653
Quarter ended January 31, 2023 (a)	85,307	$0.68	85,307	$2,595
Total	3,377,522	$0.42	3,377,522

(a)	These shares of common stock were purchased through a private transaction

13. Lease Right-to-Use

We lease hangars and office space with initial lease terms of five, forty-six, and fifty years.

January 31, 2023
Lease right-to-use assets	$3,781
Less accumulated depreciation	653
Total	$3,128

Future minimum lease payments for assets under finance leases at January 31, 2023 are as follows:

2024	$262
2025	176
2026	115
2027	118
2028	120
Thereafter	12,858
Total minimum lease payments	13,649
Less amount representing interest	10,156
Present value of net minimum lease payments	3,493
Less current maturities of lease liability	142
Lease liability, net of current maturities	$3,351

Finance lease costs at January 31, 2023 and  January 31, 2022 are as follows:

	January 31, 2023	January 31, 2022
Finance lease cost:
Amortization of right-of-use assets	$141	$138
Interest on lease liabilities	141	112
Total finance lease cost	$282	$250

	January 31, 2023	January 31, 2022
Weighted average remaining lease term - Financing leases (in years)	46	44
Weighted average discount rate - Financing leases	5.8%	5.0%

14. Purchase of Noncontrolling Interest:

On October 18, 2021, Butler National Service Corporation (“BNSC”), a wholly-owned subsidiary of Butler National Corporation (“Company”), acquired the remaining BHCMC equity and the Company now owns 100% of BHCMC. BNSC acquired the remaining BHCMC equity from BHC Investment Company L.C. (“Seller”) for approximately $16.4 million paid at closing (the “Transaction”).

The closing was effected pursuant to a Sale and Purchase Agreement for Preferred Member Interest Units between Seller and BNSC (“Purchase Agreement”). BNSC and Seller agreed to utilize an effective date for the Transaction of August 1, 2021.

The Transaction purchase price was paid by a combination of available cash and an $8.0 million borrowing on a commercial loan with Academy Bank, N.A. (“Academy Bank”). BHCMC executed a Loan Modification Agreement with Academy, dated October 18, 2021 (“Manager Loan”) and BNSC executed a guaranty of the obligations thereunder. The Manager Loan amended and restated the original $7.0 million loan executed  December 22, 2020 with Academy to acquire the casino land and buildings. The other $35 million loan executed in connection with the casino land acquisition in 2020 was unchanged by the Transaction. As of  January 31, 2023, approximately $10.7 million is outstanding under the Manager Loan and it remains collateralized by real estate in Dodge City with an interest rate of 5.75% fully amortizing over five years. The Manager Loan will now mature on October 18, 2026.

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

Special mission electronics principally includes the manufacture, sale, and service of electronics upgrades for classic weapon control systems used on civilian and military aircraft and vehicles. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona.

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

Professional Services:

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state-owned casino".

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Three Months Ended January 31, 2023	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,472	$7,188	$679	$3,023	$102	$20,464
Interest expense	590	63	-	14	10	677
Depreciation and amortization	632	59	3	36	52	782
Operating income (loss)	2,997	1,485	(101)	1,384	(2,380)	3,385

Three Months Ended January 31, 2022	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$8,800	$5,394	$485	$2,837	$102	$17,618
Interest expense	668	49	-	6	2	725
Depreciation and amortization	562	44	3	45	45	699
Operating income (loss)	2,867	1,464	(132)	1,380	(1,177)	4,402

Nine Months Ended January 31, 2023	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$28,038	$16,902	$1,917	$7,994	$242	$55,093
Interest expense	1,854	195	-	32	26	2,107
Depreciation and amortization	1,866	170	8	111	154	2,309
Operating income (loss)	8,578	2,451	(302)	3,451	(5,166)	9,012

Nine Months Ended January 31, 2022	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$27,194	$17,086	$2,025	$7,441	$266	$54,012
Interest expense	1,792	157	-	17	13	1,979
Depreciation and amortization	1,714	133	6	115	138	2,106
Operating income (loss)	9,486	3,852	(265)	3,368	(3,274)	13,167

Our Chief Operating Decision Maker (CODM) does not evaluate operating segments using asset or liability information.

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	Nine Months Ended January 31, 2023	Nine Months Ended January 31, 2022
Aerospace Products – two customers in the nine months ended January 31, 2023, two customers in the nine months ended January 31, 2022	24.8%	25.2%
Professional Services	-	-

In the nine months ended January 31, 2023 the Company derived 36.0% of total revenue from five Aerospace customers. The top customer provided 14.5% of total revenue while the next top four customers ranged from 2.4% to 10.3%.

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

The COVID-19 pandemic has impacted our business operations and financial results and continues to impact us in fiscal 2023. We face numerous uncertainties in estimating the direct and indirect effects on our present and future business operations, financial condition, results of operations, and liquidity. Due to several rapidly changing variables related to the COVID-19 pandemic, we cannot reasonably estimate future economic trends and the timing of when stability will return. Refer to Item 1A. “Risk Factors” in Form 10-K for the fiscal year ended April 30,2022 for a disclosure of risk factors related to COVID-19.

As the economy in general slowly recovers, and vaccination rates in our operating territory improve and new infections decline, we have continued to see improvements in customer headcount. However, the unpredictable nature of the pandemic could again lead to closures, decreased traffic and demand, and increased COVID-19- related operating expenses, for the foreseeable future. While COVID-19 has resulted in, and will continue to bring, significant challenges and uncertainty to our operating environment, we believe that our resilient business model and the strength of our brand and balance sheet position us well to emerge from the pandemic.

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

18.  Severance Accrual:

On January 20, 2023, the board of directors voted to terminate an executive officer.  The Company has estimated the severance accrual and recorded $1.3 million other accrued expense related to the termination.

19. Subsequent Events:

In February 2023, the Company sold a fully depreciated aircraft for a gain on sale of $410.

The Company evaluated its January 31, 2023 financial statements for subsequent events through the filing date of this report. The Company is not aware of any other subsequent events that would require recognition or disclosure in the consolidated financial statements.

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

Professional Services. The Professional Services segment includes the management of a gaming facility and related dining and entertainment facilities in Dodge City, Kansas. Boot Hill Casino and Resort features approximately 500 slot machines and 16 table games. Companies in Professional Services also provide licensed architectural services, including commercial and industrial building design, and engineering services.

Boot Hill. Butler National Service Corporation (“BNSC”) and BHCMC, LLC (“BHCMC”), companies in Professional Services, manage The Boot Hill Casino and Resort in Dodge City, Kansas (“Boot Hill”) pursuant to the Lottery Gaming Facility Management Contract, by and among BNSC, BHCMC and the Kansas Lottery, as subsequently amended and extended (“Boot Hill Agreement”). As required by Kansas law, all games, gaming equipment and gaming operations, including sports wagering, at Boot Hill are owned and operated by the Kansas Lottery. In July 2022, the State of Kansas enacted Senate Bill 84 that allows for the Kansas Lottery through the four state-owned casinos to use digital or in-person avenues to engage in the business of sports wagering. The law allows BHCMC to partner with up to three platforms for sports wagering. The platform partners provide the sports wagering management service through their sites and brands, paying us a percentage of revenue. BHCMC entered into provider contracts for sports wagering platforms with DraftKings, Golden Nugget Online Gaming LLC, and Bally Corporation. Online sports wagering is currently underway through the DraftKings platform.  A permanent onsite DraftKings branded sports book at Boot Hill Casino, opened in February 2023.

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

The COVID-19 pandemic has impacted our business operations and financial results and continues to impact us in fiscal 2023. We face numerous uncertainties in estimating the direct and indirect effects on our present and future business operations, financial condition, results of operations, and liquidity. Due to several rapidly changing variables related to the COVID-19 pandemic, we cannot reasonably estimate future economic trends and the timing of when stability will return. Refer to Item 1A. “Risk Factors” in Form 10-K for the fiscal year ended April 30, 2022 for a disclosure of risk factors related to COVID-19.

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

Results Overview

The nine months ended January 31, 2023 revenue increased 2% to $55.1 million compared to $54.0 million in the nine months ended January 31, 2022. In the nine months ended January 31, 2023 the professional services revenue was $28.3 million compared to $27.5 million in the nine months ended January 31, 2022, an increase of 3%. In the nine months ended January 31, 2023 the Aerospace Products revenue was $26.8 million compared to $26.6 million in the nine months ended January 31, 2022, an increase of 1%.

The nine months ended January 31, 2023 net income decreased to $5.1 million compared to a net income of $8.7 million in the nine months ended January 31, 2022.  The nine months ended January 31, 2023, operating income decreased to $9.0 million from an operating income of $13.2 million in the nine months ended January 31, 2022.

RESULTS OF OPERATIONS

nine months ended January 31, 2023 COMPARED TO nine months ended January 31, 2022

(dollars in thousands)	Nine Months Ended January 31, 2023	Percent of Total Revenue	Nine Months Ended January 31, 2022	Percent of Total Revenue	Percent Change 2022-2023
Revenue:
Professional Services	$28,280	51%	$27,460	51%	3%
Aerospace Products	26,813	49%	26,552	49%	1%
Total revenue	55,093	100%	54,012	100%	2%

Costs and expenses:
Costs of Professional Services	11,164	20%	10,078	19%	11%
Cost of Aerospace Products	18,598	34%	17,186	32%	8%
Marketing and advertising	4,023	7%	3,751	7%	7%
Employee benefits	1,891	4%	1,686	3%	12%
Depreciation and amortization	2,309	4%	2,106	4%	10%
General, administrative and other	8,096	15%	6,038	11%	34%
Total costs and expenses	46,081	84%	40,845	76%	13%
Operating income	$9,012	16%	$13,167	24%	-32%

Revenue:

Revenue increased 2% to $55.1 million in the nine months ended January 31, 2023, compared to $54.0 million in the nine months ended January 31, 2022. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 3% for the nine months to $28.3 million at January 31, 2023 compared to $27.5 million at January 31, 2022.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 1% for the nine months to $26.8 million at January 31, 2023 compared to $26.6 million at January 31, 2022.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased  13% to $46.1 million in the nine months ended January 31, 2023 compared to $40.8 million in the nine months ended January 31, 2022. Costs and expenses were 84% of total revenue in the nine months ended January 31, 2023, as compared to 76% of total revenue in the nine months ended January 31, 2022.  The increase is primarily due to an increase in material and labor costs, a stock award of $352 and cash compensation of $140 awarded to a board member, and a $1.3 million severance accrual relating to the termination of an executive officer.

Costs of Professional Services increased 11% in the nine months ended January 31, 2023 to $11.2 million compared to $10.1 million in the nine months ended January 31, 2022. Costs were 20% of total revenue in the nine months ended January 31, 2023, as compared to 19% of total revenue in the nine months ended January 31, 2022.  The increase is directly related to an increase in labor costs.

Costs of Aerospace Products increased 8% in the nine months ended January 31, 2023 to $18.6 million compared to $17.2 million for the nine months ended January 31, 2022. Costs were 34% of total revenue in the nine months ended January 31, 2023, as compared to 32% of total revenue in the nine months ended January 31, 2022.  The increase is directly related to an increase in material and labor costs.

Marketing and advertising expenses increased 7% in the nine months ended January 31, 2023, to $4.0 million compared to $3.8 million in the nine months ended January 31, 2022. Expenses were 7% of total revenue in the nine months ended January 31, 2023, as compared to 7% of total revenue in the nine months ended January 31, 2022. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 4% in the nine months ended January 31, 2023, compared to 3% in the nine months ended January 31, 2022. These expenses increased 12% to $1.9 million in the nine months ended January 31, 2023, from $1.7 million in the nine months ended January 31, 2022. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 4% in the nine months ended January 31, 2023, compared to 4% in the nine months ended January 31, 2022. These expenses increased 10% to $2.3 million in the nine months ended January 31, 2023 from $2.1 million in the nine months ended January 31, 2022. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the initial term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the nine months ended January 31, 2023 was $1.9 million compared to $1.7 million in the nine months ended January 31, 2022.

General, administrative and other expenses as a percent of total revenue was 15% in the nine months ended January 31, 2023, compared to 11% in the nine months ended January 31, 2022. These expenses increased 34% to $8.1 million in the nine months ended January 31, 2023, from $6.0 million in the nine months ended January 31, 2022. The increase is primarily due to the stock award of $352 and cash compensation of $140 awarded to a board member and a severance accrual related to the termination of an executive officer in the amount of $1.3 million.

Other expense:

Interest expense was $2.1 million in the nine months ended January 31, 2023, compared with interest expense of $2.0 million in the nine months ended January 31, 2022. Interest related to obligations of BHCMC, LLC was $1.9 million in the nine months ended January 31, 2023 compared to $1.8 million in the nine months ended January 31, 2022.

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

The following table presents a summary of our operating segment information for the nine months ended January 31, 2023 and January 31, 2022:

(dollars in thousands)	Nine Months Ended January 31, 2023	Percent of Total Revenue	Nine Months Ended January 31, 2022	Percent of Total Revenue	Percent Change 2022-2023
Professional Services
Revenue
Boot Hill Casino	$28,014	99%	$27,194	99%	3%
Management/Professional Services	266	1%	266	1%	0%
Revenue	28,280	100%	27,460	100%	3%

Costs of Professional Services	11,164	40%	10,078	36%	11%
Expenses	10,590	37%	9,794	36%	8%
Total costs and expenses	21,754	77%	19,872	72%	9%
Professional Services operating income	$6,526	23%	$7,588	28%	-14%

(dollars in thousands)	Nine Months Ended January 31, 2023	Percent of Total Revenue	Nine Months Ended January 31, 2022	Percent of Total Revenue	Percent Change 2022-2023
Aerospace Products
Revenue	$26,813	100%	$26,552	100%	1%

Costs of Aerospace Products	18,598	70%	17,186	65%	8%
Expenses	5,729	21%	3,787	14%	51%
Total costs and expenses	24,327	91%	20,973	79%	16%

Aerospace Products operating income	$2,486	9%	$5,579	21%	-55%

Professional Services

●

Revenue from Professional Services increased 3% for the nine months ended January 31, 2023 to $28.3 million compared to $27.5 million for the nine months ended January 31, 2022.

In the nine months ended January 31, 2023 Boot Hill Casino received gross receipts for the State of Kansas of $37.9 million compared to $37.0 million for the nine months ended January 31, 2022. Mandated fees, taxes and distributions reduced gross receipts by $11.3 million resulting in gaming revenue of $26.6 million for the nine months ended January 31, 2023, compared to a reduction to gross receipts of $11.7 million resulting in gaming revenue of $25.3 million for the nine months ended January 31, 2022. Sportsbook revenue was $2.0  million in the nine months ended January 31, 2023 compared to $0 in the nine months ended January 31, 2022.Non-gaming revenue at Boot Hill Casino remained constant at $3.3 million for the nine months ended January 31, 2023, compared to $3.2 million for the nine months ended January 31, 2022.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino remained constant  at $266 for the nine months ended January 31, 2023, compared to $266 for the nine months ended January 31, 2022.

●

Costs of Professional Services increased 11% in the nine months ended January 31, 2023 to $11.2 million compared to $10.1 million in the nine months ended January 31, 2022. Costs were 40% of segment total revenue in the nine months ended January 31, 2023, as compared to 36% of segment total revenue in the nine months ended January 31, 2022.  The increase is directly related to an increase in labor costs.

●

Expenses increased 8% in the nine months ended January 31, 2023 to $10.6 million compared to $9.8 million in the nine months ended January 31, 2022. Expenses were 37% of segment total revenue in the nine months ended January 31, 2023, as compared to 36% of segment total revenue in the nine months ended January 31, 2022.

Aerospace Products

●	Revenue increased 1% to $26.8 million in the nine months ended January 31, 2023, compared to $26.6 million in the nine months ended January 31, 2022.

●

Costs of Aerospace Products increased 8% in the nine months ended January 31, 2023 to $18.6 million compared to $17.2 million for the nine months ended January 31, 2022.  Costs were 70% of segment total revenue in the nine months ended January 31, 2023, as compared to 65% of segment total revenue in the nine months ended January 31, 2022. The increase is directly related to the increase in material and labor costs.

●

Expenses increased 51% in the nine months ended January 31, 2023 to $5.7 million compared to $3.8 million in the nine months ended January 31, 2022.  Expenses were 21% of segment total revenue in the nine months ended January 31, 2023, as compared to 14% of segment total revenue in the nine months ended January 31, 2022. The increase is primarily due to the stock award of $352 and cash compensation of $140 awarded to a board member, and a severance accrual related to the termination of an executive officer of $1.3 million.

THIRD QUARTER FISCAL 2023 COMPARED TO THIRD QUARTER FISCAL 2022

(dollars in thousands)	Three Months Ended January 31, 2023	Percent of Total Revenue	Three Months Ended January 31, 2022	Percent of Total Revenue	Percent Change 2022-2023
Revenue:
Professional Services	$9,574	47%	$8,902	51%	8%
Aerospace Products	10,890	53%	8,716	49%	25%
Total revenue	20,464	100%	17,618	100%	16%

Costs and expenses:
Costs of Professional Services	3,789	19%	3,298	19%	15%
Cost of Aerospace Products	7,189	35%	5,247	30%	37%
Marketing and advertising	1,324	6%	1,325	7%	0%
Employee benefits	642	3%	565	3%	14%
Depreciation and amortization	782	4%	699	4%	12%
General, administrative and other	3,353	16%	2,082	12%	61%
Total costs and expenses	17,079	83%	13,216	75%	29%
Operating income	$3,385	17%	$4,402	25%	-23%

Revenue:

Revenue increased 16% to $20.5 million in the three months ended January 31, 2023, compared to $17.6 million in the three months ended January 31, 2022. See "Operations by Segment" below for a discussion of the primary reasons for the decrease in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, engineering and management support services. Revenue from Professional Services increased 8% for the three months to $9.6 million at January 31, 2023 compared to $8.9 million at January 31, 2022.  The increase is due to sports book revenue of $1.2 million and a decrease in casino gaming revenue of $0.5 million.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 25% for the three months to $10.9 million at January 31, 2023 compared to $8.7 million at January 31, 2022.  The increase in revenue is primarily due to a $1.8 million increase in aircraft modification business and a $200 increase in special mission electronics.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased 29% in the three months ended January 31, 2023 at $17.1 million compared to $13.2 million in the three months ended January 31, 2022. Costs and expenses were 83% of total revenue in the three months ended January 31, 2023, as compared to 75% of total revenue in the three months ended January 31, 2022.  The increase is primarily due to an increase in material and labor costs, and a $1.3 million severance accrual related to the termination of an executive officer.

Costs of Professional Services increased 15% in the three months ended January 31, 2023 to $3.8 million compared to $3.3 million in the three months ended January 31, 2022. Costs were 19% of total revenue in the three months ended January 31, 2023, as compared to 19% of total revenue in the three months ended January 31, 2022.  The increase is directly related to an increase in labor costs.

Costs of Aerospace Products increased 37% in the three months ended January 31, 2023 to $7.2 million compared to $5.2 million for the three months ended January 31, 2022. Costs were 35% of total revenue in the three months ended January 31, 2023, as compared to 30% of total revenue in the three months ended January 31, 2022.  The increase is directly related to an increase in material and labor costs.

Marketing and advertising expenses remained constant  in the three months ended January 31, 2023, to $1.3 million compared to $1.3 million in the three months ended January 31, 2022. Expenses were 6% of total revenue in the three months ended January 31, 2023, as compared to 7% of total revenue in the three months ended January 31, 2022. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

Employee benefits expenses as a percent of total revenue was 3% in the three months ended January 31, 2023, compared to 3% in the three months ended January 31, 2022. These expenses increased 14% to $642 in the three months ended January 31, 2023, from $565 in the three months ended January 31, 2022. These expenses include the employers' share of all federal, state and local taxes, paid time off for vacation, holidays and illness, employee health and life insurance programs and employer matching contributions to retirement plans.

Depreciation and amortization expenses as a percent of total revenue was 4% in the three months ended January 31, 2023, compared to 4% in the three months ended January 31, 2022. These expenses increased 12% to $782 in the three months ended January 31, 2023 from $699 in the three months ended January 31, 2022. These expenses include depreciation related to owned assets being depreciated over various useful lives and amortization of intangible items including the Kansas privilege fee related to the Boot Hill Casino being expensed over the initial term of the gaming contract with the State of Kansas. BHCMC, LLC depreciation and amortization expense for the three months ended January 31, 2023 was $632 compared to $561 in the three months ended January 31, 2022.

General, administrative and other expenses as a percent of total revenue was 16% in the three months ended January 31, 2023, compared to 12% in the three months ended January 31, 2022. These expenses increased 61% to $3.4 million in the three months ended January 31, 2023, from $2.1 million in the three months ended January 31, 2022.  The increase is primarily due to a severance accrual related to the termination of an executive officer of $1.3 million.

Other expense:

Interest expense was $677 in the three months ended January 31, 2023, compared with interest expense of $725 in the three months ended January 31, 2022. Interest related to obligations of BHCMC, LLC was $590 in the three months ended January 31, 2023 compared to $665 in the three months ended January 31, 2022.

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

The following table presents a summary of our operating segment information for the three months ended January 31, 2023 and January 31, 2022:

(dollars in thousands)	Three Months Ended January 31, 2023	Percent of Total Revenue	Three Months Ended January 31, 2022	Percent of Total Revenue	Percent Change 2022-2023
Professional Services
Revenue
Boot Hill Casino	$9,472	99%	$8,800	99%	8%
Management/Professional Services	102	1%	102	1%	0%
Revenue	9,574	100%	8,902	100%	8%

Costs of Professional Services	3,789	39%	3,298	37%	15%
Expenses	3,523	37%	3,375	38%	4%
Total costs and expenses	7,312	76%	6,673	75%	10%
Professional Services operating income	$2,262	24%	$2,229	25%	1%

(dollars in thousands)	Three Months Ended January 31, 2023	Percent of Total Revenue	Three Months Ended January 31, 2022	Percent of Total Revenue	Percent Change 2022-2023
Aerospace Products
Revenue	$10,890	100%	$8,716	100%	25%

Costs of Aerospace Products	7,189	66%	5,247	60%	37%
Expenses	2,578	24%	1,296	15%	99%
Total costs and expenses	9,767	90%	6,543	75%	49%

Aerospace Products operating income (loss)	$1,123	10%	$2,173	25%	-48%

Professional Services

●

Revenue from Professional Services increased 8% for the three months ended January 31, 2023 to $9.6 million compared to $8.9 million for the three months ended January 31, 2022. The increase is due to sports book revenue of $1.2 million, and a decrease in casino gaming revenue of $0.5 million.

In the three months ended January 31, 2023 Boot Hill Casino received gross receipts for the State of Kansas of $12.6 million compared to $12.1 million for the three months ended January 31, 2022. Mandated fees, taxes and distributions reduced gross receipts by $3.6 million resulting in gaming revenue of $9.0 million for the three months ended January 31, 2023, compared to a reduction to gross receipts of $3.8 million resulting in gaming revenue of $8.3 million for the three months ended January 31, 2022. Sportsbook revenue was $1.2 million in the three months ended January 31, 2023 compared to $0 in the three months ended January 31, 2022. Non-gaming revenue at Boot Hill Casino remained constant at $1.1 million for the three months ended January 31, 2023, compared to $1.1 million for the three months ended January 31, 2022.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino remained constant  at $102 for the three months ended January 31, 2023, compared to $102 for the three months ended January 31, 2022.

●

Costs of Professional Services increased 15% in the three months ended January 31, 2023 to $3.8 million compared to $3.3 million in the three months ended January 31, 2022. Costs were 39% of segment total revenue in the three months ended January 31, 2023, as compared to 37% of segment total revenue in the three months ended January 31, 2022.  The increase is directly related to an increase in labor costs.

●

Expenses increased 4% in the three months ended January 31, 2023 to $3.5 million compared to $3.4 million in the three months ended January 31, 2022. Expenses were 37% of segment total revenue in the three months ended January 31, 2023, as compared to 38% of segment total revenue in the three months ended January 31, 2022.

Aerospace Products

●

Revenue increased 25% to $10.9 million in the three months ended January 31, 2023, compared to $8.7 million in the three months ended January 31, 2022.  The increase in revenue is primarily due to an increase in the aircraft modification business of $1.8 million and an increase in special mission electronics of $200.

●

Costs of Aerospace Products increased 37% in the three months ended January 31, 2023 to $7.2 million compared to $5.2 million for the three months ended January 31, 2022.  Costs were 66% of segment total revenue in the three months ended January 31, 2023, as compared to 60% of segment total revenue in the three months ended January 31, 2022.  The increase is directly related to the increase in material and labor costs.

●

Expenses increased 99% in the three months ended January 31, 2023 to $2.6 million compared to $1.3 million in the three months ended January 31, 2022.  Expenses were 24% of segment total revenue in the three months ended January 31, 2023, as compared to 15% of segment total revenue in the three months ended January 31, 2022.  The increase is primarily due to a severance accrual related to the termination of an executive officer of $1.3 million.

Employees

Other than persons employed by our gaming subsidiaries there were 109 full time and 3 part time employees on January 31, 2023, compared to 110 full time and 6 part time employees on January 31, 2022. As of March 10, 2023 staffing is 109 full time and 3 part time employees. Our staffing at Boot Hill Casino & Resort on January 31, 2023 was 204 full time and 58 part time employees compared to 165 full time and 54 part time employees on January 31, 2022. At March 10, 2023 there are 207 full time and 62 part time employees. None of the employees are subject to any collective bargaining agreements.

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

Analysis and Discussion of Cash Flow

During the nine months ended January 31, 2023 our cash position increased by $4.7 million. Net income was $5.1 million for the nine months ended January 31, 2023. Cash flows provided by operating activities was $13.0 million for the nine months ended January 31, 2023. Non-cash activities consisting of depreciation and amortization provided $4.3 million, while deferred compensation provided $229, gain on the sale of a building used $69, deferred income tax expense provided $280, and stock awarded to director provided $352. Contract assets decreased our cash position by $1.3. Contract liability increased our cash position by $4.0 million. Inventories decreased our cash position by $503. Accounts receivable decreased our cash position by $1,118. Gaming facility mandated payments decreased our cash position by $257. Prepaid expenses and other assets decreased our cash by $2.5 million. An increase in accounts payable, an increase in accrued liabilities and lease liabilities, and an increase in other current liabilities increased our cash by $5.4  million.  Income tax payable decreased our cash position by $933.

Cash used in investing activities was $4.1 million for the nine months ended January 31, 2023. We invested $1.5 million towards STCs, and $2.0 million on equipment and furnishings, $79 on airplane upgrades, and $534 on the construction of new hangers. We received $164 in proceeds from the sale of a building.

Cash used by financing activities was $4.2 million for the nine months ended January 31, 2023. We made repayments on our debt of $3.9 million. We made repayments on lease right-to-use of $194. We purchased company stock of $60. The stock acquired was placed in treasury.

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

Lease Right-to-Use: The Company accounts for Lease Right-to-use in accordance with ASU 2016-02 "Leases".  ASU 2016-02 requires that on the balance sheet, a lease should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing the Company's right to use the underlying asset for the lease term.  Estimates are used to determine the useful life, impairment if any, and the discount rate.  The useful life was determined based on the lease term, there is no impairment at this time and the discount rate used to calculate the lease liability was the Company's incremental borrowing rate.  See footnote 13 to the condensed consolidated financial statements for additional information regarding specific lease calculations.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2023. From fiscal year 2022 to fiscal year 2023 most of the increases we experienced were in material and labor costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2023 and 2024.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2023.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the nine months ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of January 31, 2023, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
Smaller reporting companies are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the third quarter of fiscal 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2022 - November 30, 2022	-	$-	-	$2,653,000
December 1, 2022 - December 31, 2022	100	$0.66	100	$2,653,000
January 1, 2023 - January 31, 2023	85,207	$0.68	85,207	$2,595,000
Total	85,307	$0.68	85,307

(a) Our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $4,000,000 in the second quarter of fiscal 2020. The timing and amount of any share repurchases will be determined by Butler National's management based on market conditions and other factors. The program is currently authorized through May 1, 2023.

Item 3.		DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.		MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.		OTHER INFORMATION.
None.

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

	4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

	4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2023 and April 30, 2022, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended January 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2023 and 2022, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2023, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

March 16, 2023	/s/ Clark D. Stewart
Date	Clark D. Stewart
(President and Chief Executive Officer)

March 16, 2023	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2023 and April 30, 2022, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended January 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2023 and 2022, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2023, formatted in Inline XBRL (included as Exhibit 101)