Form 10-K
period 2023-04-30
BUTLER NATIONAL CORP
filed 2023-07-31
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended April 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.
Commission File Number 0-1678

BUTLER NATIONAL CORPORATION

(Exact name of Registrant as specified in its charter)

Kansas	41-0834293
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Aero Plaza, New Century, Kansas 66031
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $39,075,606 at October 31, 2022, when the closing price of such stock was $0.70.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of July 31, 2023, was 68,727,900 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement to be filed within 120 days of April 30, 2023 , pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Shareholders to be held on October 3, 2023,  have been incorporated by reference into Part III of this Form 10-K.

true

BUTLER NATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED April 30, 2023

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

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K, including the following factors:

●	customer concentration risk;
●	dependence on government spending;
●	industry specific business cycles;
●	regulatory hurdles in the launch of new products;
●	loss of key personnel;
●	the geographic location of our casino;
●	fixed-price contracts;
●	international sales;
●	future acquisitions;
●	supply chain and labor issues;
●	cyber security threats;
●	fraud, theft and cheating at our casino;
●	dependence on third-party platforms to offer sports wagering;
●	outside factors influence the profitability of sports wagering;
●	change of control restrictions;
●	significant and expensive governmental regulation across our industries;
●	failure by the corporation or its stockholders to maintain applicable gaming licenses;
●	evolving political and legislative initiatives in gaming;
●	extensive and increasing taxation of gaming revenues;
●	changes in regulations of financial reporting;
●	the stability of economic markets;
●	potential impairment losses;
●	marketability restrictions of our common stock;
●	stock dilution;
●	the possibility of a reverse-stock split;
●	market competition by larger competitors;
●	acts of terrorism and war;
●	inclement weather and natural disasters; and
●	rising inflation.

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

General

Butler National Corporation (“Butler National” the “Company”, “we”, “us”, or “our”) was incorporated in 1960. Our companies design, engineer, manufacture, sell, integrate, install, repair, modify, overhaul, service and distribute a broad portfolio of aerostructures, aircraft components, avionics, accessories, subassemblies and systems (“Aerospace Products”). We serve a broad, worldwide spectrum of the aviation industry, including owners and operators, of private, commercial, regional, business and government aircraft.

In addition, our companies provide management services in the gaming industry, which includes owning the land and building for the Boot Hill Casino and Resort in Dodge City, Kansas (“Professional Services”).

Products and Services

The Company has two operating segments for financial reporting purposes: (a) Aerospace Products, whose companies’ revenues are derived from system design, engineering, manufacturing, sale, distribution, integration, installation, repairing, modifying, overhauling and servicing of aerostructures, avionics, aircraft components, accessories, subassemblies and systems; and (b) Professional Services, whose companies provide professional management services in the gaming industry, sports wagering, and professional architectural services.

Aerospace Products. The Aerospace Products segment includes the manufacture, sale and service of structural modifications, electronic equipment, and systems and technologies enhancing aircraft. Additionally, we operate Federal Aviation Administration (the “FAA”) Repair Stations. Companies in Aerospace Products concentrate on Learjets, Beechcraft King Air, and Cessna turboprop aircraft.

Products. The aviation-related products that the companies within this group design, engineer, manufacture, integrate, install, repair and service include:

●	Aerial surveillance products	●	GARMIN GTN Global Position System Navigator with Communication Transceiver

●	Aerodynamic enhancement products	●	J.E.T. autopilot products

●	Standby instrument systems	●	Electrical systems and switching equipment

●	Avcon stability enhancing fins	●	Rate gyroscopes

●	ADS-B (transponder) systems	●	Replacement vertical accelerometers

●	Cargo/sensor carrying pods and radomes	●	Provisions to allow carrying of external stores

●	Electronic navigation instruments, radios and transponders	●	Attitude and heading reference systems

Modifications. The companies in Aerospace Products have authority, pursuant to Federal Aviation Administration Supplemental Type Certificates (“STCs”) and Parts Manufacturer Approval (“PMA”), to build required parts and subassemblies and to make applicable installations. Companies in Aerospace Products perform modifications in the aviation industry including:

●	Aerial photograph capabilities	●	Extended tip fuel tanks

●	Aerodynamic improvements	●	Radar systems

●	Avionics systems	●	ISR – Intelligence Surveillance Reconnaissance

●	Cargo doors	●	Special mission modifications

●	Extended nose and wing tip bays	●	Stability enhancements

●	Extended doors	●	Traffic collision avoidance systems

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

Professional Services. The Professional Services segment includes the management of a gaming and related dining and entertainment facility in Dodge City, Kansas. Boot Hill Casino and Resort features approximately 500 slot machines, 16 table games and a sportsbook. A Company in Professional Services also provide licensed architectural services, including commercial and industrial building design services.

Boot Hill. Butler National Service Corporation (“BNSC”), and BHCMC, LLC (“BHCMC”), companies in Professional Services, manage The Boot Hill Casino and Resort in Dodge City, Kansas (“Boot Hill”) pursuant to the Lottery Gaming Facility Management Contract, by and among BNSC, BHCMC and the Kansas Lottery, as subsequently amended (“Boot Hill Agreement”). As required by Kansas law, all games, gaming equipment and gaming operations, including sports wagering, at Boot Hill are owned and operated by the Kansas Lottery. On September 1, 2022, sports wagering became legal in the State of Kansas.  The Company entered into a provider contract with DraftKings for interactive/mobile sports wagering.  In addition to an online platform, the Company also opened a temporary physical sports book in 2022 and now features a permanent DraftKings branded sports book at Boot Hill that opened on February 28, 2023.

Architectural Services. A Company in Professional Services provides licensed architectural, including commercial and industrial building design.  The Company is in the process of winding down its architectural business.

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

Raw Materials and Replacement Parts

We purchase raw materials, primarily consisting of sheet and plate aluminum, from various vendors. We also purchase replacement parts, which are utilized in our various repair and overhaul operations. We are experiencing supplier and product challenges including availability and longer lead times. In some cases, we redesign products to accommodate alternative methods and/or materials.  We believe that the availability of raw materials is adequate to support our Aerospace Products operations.

Backlog

Our backlog as of April 30, 2023 and 2022 was as follows:

Industry Segment

(in thousands)	2023	2022
Aerospace Products	$26,360	$21,758
Professional Services	-	309

Total backlog	$26,360	$22,067

Our backlog as of July 24, 2023, totaled $27,993 for Aerospace Products. The backlog includes orders with signed contracts which may not be completed within the next fiscal year. There can be no assurance that all orders will be completed or that some may ever commence.

Dependence on Significant Customers

During the fiscal year ending April 30, 2023 we derived 33.3% of our revenue from five customers, and we had one "major customer" (10 percent or more of consolidated revenue) that provided 14.3% of total revenue. At April 30, 2023, we had one customer that accounted for 31.7% of our total accounts receivable.

Competition

We compete in the aerospace and casino gaming industries. In the aerospace industry, we compete against peer companies of which some are divisions or subsidiaries of other large companies, in the manufacture of aircraft structures, systems components, subassemblies and parts in addition to services related to aircraft modifications. Competition for the repair and overhaul of aviation components comes from three primary sources, some of whom possess greater financial and other resources than we have: OEMs, governmental support depots, and other independent repair and overhaul companies.  As technology advances, the concept of repair and overhaul changes.  Items that were formerly repaired are now being replaced.  Many governments maintain aircraft support depots in their military organizations that maintain and repair the aircraft they operate. Other independent service organizations also compete for the repair and overhaul business. Participants in the aerospace industry compete primarily based on size of business and technical staffing, quality, turnaround time, capacity and price.

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

Government Regulation and Industry Oversight

The aerospace industry is highly regulated in the United States by the FAA and in other countries by similar agencies. Our products and aircraft modifications must be certified by the FAA.  This certification involves designing, engineering, and testing of specific aircraft models.  Our businesses, which sell defense products and services directly to the U.S. government or through its contractors, can be subject to various laws and regulations governing pricing and other factors.

We must also satisfy the requirements of our customers that are subject to FAA regulations and provide these customers with products and repair services that comply with the applicable government regulations. The FAA regulates flight operations and requires that aircraft components meet FAA stringent standards.  We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations.  In addition, the FAA requires that various maintenance routines be performed on aircraft components. We currently satisfy these maintenance standards allowing component repair and overhaul services at our FAA-approved repair stations.

The FAA licensing process may be costly and time-consuming. To obtain an FAA license, an applicant must satisfy all applicable regulations of the FAA governing repair stations.  FAA regulations require that an applicant have experienced personnel, inspection systems, suitable facilities and equipment. In addition, the applicant must demonstrate a need for the license. Because an applicant must procure manufacturing and repair manuals relating to each particular aircraft component in order to obtain a license with respect to that component, the application process may involve substantial time and cost. Such licenses, which are ongoing in duration, are required for us to perform authorized maintenance, repair, and overhaul services for our customers and are subject to revocation by the government for non-compliance with applicable regulations. We believe that we possess all licenses and certifications that are material to the conduct of our business.

Our non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks.

Our Professional Services businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning gaming, employment, alcoholic beverages, food service, smoking, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

Our operations are also subject to a variety of worker and community safety laws. For example, the Occupational Safety and Health Act of 1970, or OSHA, mandates general requirements for safe workplaces for all employees in the United States. We believe that our operations are in material compliance with OSHA's health and safety requirements.

Moreover, our gaming management operations are regulated largely by the Kansas Racing and Gaming Commission and the Kansas Lottery. The gaming industry, in general, is highly regulated and we must maintain our licenses and pay gaming taxes to continue our operations. Each gaming facility is subject to extensive regulation under the laws, rules and regulations where it is located. These laws, rules and regulations generally relate to the responsibility, financial stability, integrity and character of the owners, managers, contractors and persons with financial interests in the gaming operations.  The process of obtaining such necessary licenses, registrations, or other approvals often involves substantial disclosure of confidential or proprietary information about us and our officers, directors, key personnel and, in certain instances, beneficial owners of our debt or equity securities, and requires a determination by the regulators as to our suitability. Authorities have broad discretion and may require any beneficial holder of our securities directly or indirectly owing five percent 5% of the ownership interest to file an application, make personal or confidential disclosures, be investigated, and be subject to a determination of suitability. If such beneficial holder is found unsuitable, these restrictions may require a holder of our securities to dispose of the securities, or, if the holder refuses or is unable to dispose of the securities, we may be required to repurchase the securities.

The Company’s business is also impacted by various other laws and regulations, including, but not limited to, local, state, federal, and international tax codes, import and export controls and customs laws, employment and employment-related laws, environmental laws, intellectual property laws, and consumer protection statutes. The Company from time to time incurs costs in the ordinary course of business in connection with maintaining compliance with these evolving and at times overlapping regulatory regimes.

While we are firmly committed to full compliance with all applicable laws and have developed appropriate policies and procedures to comply with the requirements of the evolving regulatory regimes, we cannot provide assurance that our compliance program will prevent all violations of applicable laws or regulations, or that a violation by us or our personnel will not result in a monetary fine or suspension or revocation of one or more of our licenses.

Human Capital Resources

Other than persons employed by our gaming management subsidiaries there were 104 full time and 3 part time employees on April 30, 2023 compared to 107 full time and 5 part time employees on April 30, 2022. As of July 24, 2023, staffing was 101 full time and 4 part time employees. Our staffing at Boot Hill Casino on April 30, 2023 was 205 full time and 59 part time employees and 180 full time employees and 60 part time employees on April 30, 2022. As of July 24, 2023 our staffing at Boot Hill Casino was 207 full time employees and 56 part time employees.

We believe our success as a company depends on the strength of our workforce.  Each leader of an operating subsidiary, reporting to our President and Chief Executive Officer, is responsible for developing and executing our human capital strategy.  This includes recruiting, hiring, training and retention as well as providing recommendations for the development of our compensation and benefits programs.

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

None of our employees are subject to collective bargaining agreements.

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position
Christopher J. Reedy	57	President and Chief Executive Officer since May 2023. Previously Chief Operating Officer from January 2023 to May 2023. Vice President and Secretary since 2005.
Tad M. McMahon	56	Chief Financial Officer and Secretary since May 2023. Previously Chief Financial Officer from 2017 to May 2023.
Clark D. Stewart	83	Former President and Chief Executive Officer
Craig D. Stewart	49	Former Vice President

Officers are elected by the Board of Directors of Butler National Corporation and serve at the discretion of the Board. All of the officers of the Company are subject to an employment agreement with the Company.  Clark D. Stewart terminated his employment effective May 9, 2023 and Craig D. Stewart was terminated on January 20, 2023.  Following the departures of Clark Stewart and Craig Stewart, the Company only has two "executive officers" pursuant to Exchange Act Rule 3b-7.

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

Risks Related to Our Business and Operations

Our Aerospace Products business is subject to significant customer concentration risk.

During the fiscal year ending April 30, 2023, we derived 33.3% of our revenue from five customers, and we had one "major customer" (10 percent or more of consolidated revenue) that provided 14.3% of total revenue. At April 30, 2023, we had one customer that accounted for 31.7% of our total accounts receivable. Our business operations in Tempe, Arizona sell almost entirely to one customer. A loss of business from, or the bankruptcy or insolvency of, one or more of any of these major customers may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We depend on government spending for a significant portion of our revenues.

We are a supplier, either directly or as a subcontractor, to the U.S. Government and its agencies. We depend on government spending for a significant portion of our business. The United States financing or assistance in facilitating foreign objectives around the world impacts our business at our Avcon Industries, Inc. and Butler National - Tempe subsidiaries. If the flow of United States support globally would decrease, it would have a detrimental impact. If the U.S. Government ceased doing business with us or significantly decreased the amount of business it does with us, it may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We operate in a cyclical industries and an economic downturn could negatively impact our operations.

Historically, adverse conditions in the local, regional, national and global economies have negatively affected our operations, and may continue to negatively affect our operations in the future. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings.

The gaming activities that we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. An uncertain economic outlook may adversely affect consumer spending in our gaming operations and may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.

Our Aerospace Products business is subject to the general health of the aviation industry, which can be cyclical. During periods of economic expansion, when capital spending normally increases, we generally benefit from greater demand for our aviation products and services. During periods of economic contraction, when capital spending normally decreases, we generally are adversely affected by declining demand for our aerospace products and services. Such conditions may also inhibit our ability to obtain products and materials from our suppliers or may negatively impact the affordability of such products and materials. Aviation industry conditions are impacted by numerous factors over which we have no control, including political, regulatory, economic and military conditions, environmental concerns, weather conditions and fuel pricing. Any prolonged cyclical downturn may adversely affect customer demand in our Aerospace Products business and may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.

Lack of regulatory approval may lead to difficulties or delays in the development, production, testing and marketing of products, which could adversely affect our business.

Our Aerospace Products business is subject, in part, to regulatory procedures enacted or administered by the Federal Aviation Administration ("FAA"). Accordingly, our business may be adversely affected in the event the Company is unable to comply with such regulations relative to its current products or if any new products or services to be offered by the Company are not formally approved by such agency. Proposed aviation modification products depend upon the issuance by the FAA of a Supplemental Type Certificate with related parts manufacturing authority. Such certifications for future aircraft modification products may not be issued within our expected time frames or issued at all, which may have a material adverse effect on our business. Similarly, the loss of one or more of our current licenses or certifications may also have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, our results of operations could be impacted.

Retention and recruitment of employees are important to the financial condition and business objectives of the Company. Our cost-effective and quality products and services depends on well-trained employees. Likewise, research and development to generate new products and services in our Aerospace Products business is dependent on trained personnel. The Company relies on various engineering resources, both internally and externally, to perform engineering and certification work to develop new products. The new products have been vital to our growth and sustained revenues and critical to satisfying customer requirements. A loss of consultants or engineers would adversely affect the financials of the Company. Certain individuals in the Company hold specific expertise in engineering. Additionally, key personnel are particularly important in maintaining relationships with the operations related to the FAA and the State of Kansas. For our electronic control manufacturing business, the coding or programming of the electronics in the controls for the business is performed by one person. The inability to make code or product alterations or to produce new products could adversely impact the financial condition of the Company. Critical expertise is not diversified among multiple individuals. We also depend on a limited number of key personnel to manage and operate our business, including our executive officers. The leadership of these key personnel has been, and we expect will continue to be, a significant element of our success. Several of the tasks each our executive officers perform lack redundancy. The departure, death or disability of any one of our executive officers or other extended or permanent loss of any of their services, or any negative industry perception with respect to any of them or their loss, could have a material adverse effect on our business. Our success depends heavily upon the continued contributions of these key persons, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to attract and retain experienced professional staff. Losing key personnel may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.

We may face risks related to the geographic location of our casino.

Boot Hill Casino is located in Dodge City, Kansas. Consequently, a significant portion of our gaming business is dependent upon attracting local residents as well as out of town visitors and is subject to the general economic health of the region around Dodge City, Kansas. The economy of Dodge City, Kansas is significantly influenced by the agricultural sector of the national and local economy, which includes both agricultural farming and meat processing. As a result, changes in the economic climate, weather patterns, and market fluctuations for agricultural and petroleum products could cause our customers to see a decrease in discretionary income which may negatively influence our revenues from gaming. This may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Due to fixed contract pricing, increasing contract costs exposes us to reduced profitability.

We sell certain products and services to commercial, government, and defense customers under firm contracts providing for fixed units prices, regardless of costs incurred by us. Our Aerospace Products business generated approximately 60% of its 2022 revenue from fixed-price contracts. The costs of producing products or providing services may be adversely affected by increases in the cost of labor, materials, overhead, and other unknown variants, including manufacturing and other operational inefficiencies and differences between assumptions used by us to price a contract and actual results. Increased costs may result in cost overruns and losses on such contracts, which may adversely affect our financial condition, results of operations, liquidity and cash flows.

We are exposed to risks associated with our international sales.

We conduct our business in a number of foreign countries, some of which are politically unstable or subject to military or civil conflicts. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

●	Military conflicts, civil strife, and political risks;
●	Export regulations that could erode profit margins or restrict exports;
●	Export controls and financial and economic sanctions imposed on certain industry sectors;
●	The burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;
●	Contract award and funding delays;
●	Potential restrictions on transfers of funds;
●	Import and export duties and value added taxes;
●	Foreign exchange risk;
●	Transportation delays and interruptions;
●	Uncertainties arising from foreign local business practices and cultural considerations; and
●	Changes in U.S. policies on trade relations and trade policy, including implementation of or changes in trade sanctions, tariffs, and embargoes.

Any measures adopted to reduce the potential impact of losses resulting from the risks of doing business internationally, may not be adequate, and the regions in which we operate might not continue to be stable enough to allow us to operate profitably or at all. Our international sales may be subject to local laws, regulations and procurement policies and practices which may differ from U.S. Federal Government regulation, including regulations related to products being installed on aircraft, and exchange controls. We are also exposed to risks associated with any relationships with foreign representatives, consultants, partners and suppliers for international sales and operations. Our ability to arrange safe travel to visit our international customers may put our ability to sell to such customers at risk, which may adversely affect our financial condition, results of operations, liquidity and cash flows.

We may make future acquisitions and our business may suffer if we are unable to successfully integrate such acquisitions into our company or otherwise manage the growth associated with investments and acquisitions.

We continually review, evaluate and consider potential investments and acquisitions in pursuing our business strategy. In evaluating such transactions, we are making difficult judgments regarding the value of business opportunities, technologies and other assets, and the risk and cost of potential liabilities. Acquisitions and investments involve certain other risks and uncertainties, including the difficulty in integrating newly-acquired businesses, the challenges in reaching our strategic objectives, benefits expected from acquisitions or investments, cost and revenue synergies, interest rates and financial conditions, and risk that markets do not evolve as anticipated and the targeted opportunity or technology do not prove to be those needed to be successful in those markets. Other risks include the diversion of our attention and resources from our current operations, the potential of impairment of acquired assets and the potential loss of key employees of acquired businesses. Failure to realize the benefits of an acquisition may adversely affect our financial condition, results of operations, liquidity and cash flows.

Operational challenges impacting our Aerospace Products business could result in failure to meet customer demand for new components.

Our aircraft modification business is extremely complex. Customer projects are often scheduled based upon the availability of certain components. These components are frequently acquired by the customer or by our Avcon Industries, Inc. subsidiary. Operational issues, including delays or defects in parts or supplier components, failure to meet internal performance plans, or delays or failures to achieve required regulatory approval, could result in additional out-of-sequence work and increased production costs, as well as delayed deliveries to customers. We and our suppliers are experiencing supply chain disruptions as a result of global supply chain constraints and labor instability. Supply chain issues impact overall productivity and may adversely affect our financial condition, results of operations, liquidity and cash flows.

Cyber security attacks, internal system or service failures, and misappropriation of data or other breaches of information security may adversely impact our business and operations.

We increasingly rely on information technology and other systems, including our own systems and those of service providers and third parties, to manage our business and employee data and maintain and transmit customers’ personal and financial information, payment settlements, and payment funds transmissions. In addition, third-party service providers and other business partners process and maintain proprietary business information and data. Our collection of such data is subject to extensive regulation by private groups, such as the payment card industry, as well as governmental authorities, including gaming regulatory authorities. Privacy regulations continue to evolve, and we have taken, and will continue to take, steps to comply by implementing processes designed to safeguard the confidential and personal information of our business, employees and customers.

Our information and processes and those of our service providers and other third parties, including our contractors and contractors of our service providers and vendors, are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, company contractors and other third parties including employees and contractors of third-party vendors. The steps we take to deter and mitigate the risks of breaches may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, disclosures, and loss of reputation, potentially impacting our financial results.

Further, as cyber-attacks continue to evolve and become more sophisticated, we may incur significant costs in our attempts to modify or enhance our protective measures or investigate or remediate any actual or perceived vulnerability. Increased instances of cyber-attacks may also have a negative reputational impact that may result in a loss of customer confidence. Any failure to prevent or mitigate security breaches or cyber risk could result in interruptions to the services we provide and cause our customers to lose confidence in our products and services. The unauthorized access, acquisition or disclosure of consumer information could compel us to comply with disparate breach notification laws and otherwise subject us to proceedings by governmental entities, including gaming regulatory authorities, or others and substantial legal and financial liability. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.

Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business, and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software, or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages, or terrorist attacks. The failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. Moreover, expenditures incurred in implementing cyber security and other procedures and controls could impact our financial condition. Any cybersecurity incident or breach of our data or information systems may adversely affect our financial condition, results of operations, liquidity and cash flows.

We face the risk of fraud, theft, and cheating.

We face the risk that gaming customers may attempt or commit fraud or theft or cheat in order to increase winnings. Such acts of fraud, theft, or cheating could involve the use of counterfeit chips or other tactics, which may or may not occur in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers, or other casino or gaming area staff. Additionally, we also face the risk that customers may attempt or commit fraud or theft with respect to our non-gaming offerings or against other customers. Such risks include stolen credit or charge cards or cash, falsified checks, theft of retail inventory and purchased goods, and unpaid or counterfeit receipts. Failure to discover such acts or schemes in a timely manner could result in losses in our operations. Negative publicity related to such acts or schemes could have an adverse effect on our reputation. Any incidents of fraud, theft or cheating may adversely affect our financial condition, results of operations, liquidity and cash flows.

We are dependent on third-party platforms to offer sports wagering.

We signed agreements with DraftKings and Bally Corporation to facilitate online and mobile sports wagering. In calendar 2022, we commenced mobile sports wagering with DraftKings. Our Sports Wagering Management Contract with DraftKings has four years remaining and is scheduled to expire in 2027. If we cannot renew, we may have to enter into a similar contract with a different service provider. There is no guarantee that we will be able to negotiate favorable terms in any renewal or new contract. In addition, as we seek to launch online gaming and sports wagering applications in Kansas, we may need to hire additional qualified employees, such as engineers, IT professionals and other compliance personnel. Given the significant competition in this area for qualified candidates, we may be unable to recruit, hire, and retain such qualified candidates. Termination of our Sports Wagering Management contract with the State of Kansas or a failure to extend our relationship with DraftKings may adversely affect our financial condition, results of operations, liquidity and cash flows.

There can be no assurance our sports wagering operations will be continuous or remain profitable.

In 2022 Kansas legalized intra-state sports wagering and established extensive state licensing and regulatory requirements governing any such intra-state sports wagering. We launched online and mobile sports wagering applications in the fall of 2022. Our contracted sports wagering platform competes in a rapidly evolving and highly competitive market against an increasing number of competitors.

Additionally, we have entered into agreements with sports wagering vendors such as DraftKings and Bally Corporation and may enter into additional agreements with strategic partners and other third-party vendors to provide market access in certain jurisdictions. There can be no assurance that the Kansas audience will engage in sports wagering and online gaming products to the extent that we expect. The success of our sports wagering activity is dependent on a number of additional factors, many of which are beyond our control, including the ultimate tax rates and license fees charged by local and state jurisdictions in Kansas; our ability to gain market share in a new market; the timeliness and the technological and popular viability of our products; our ability to compete with new entrants in the market; changes in consumer demographics and public tastes and preferences; cancellations and delays in sporting seasons and sporting matches as a result of events such as players strikes or lockouts; and the availability and popularity of other forms of entertainment. There can be no assurance that we will be able to compete effectively or that our offerings will be successful and generate sufficient returns on our investment. Any of factors that impede sports wagering may adversely affect our financial condition, results of operations, liquidity and cash flows.

We are subject to certain change of control restrictions, which could make it more difficult to be acquired.

Some provisions of our Articles of Incorporation and our existing Shareholder Rights Agreement could make it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. This includes, but is not limited to, provisions that: provide for a classified Board of Directors, prohibit stockholders from taking action by written consent, and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Kansas law K.S.A. 17-6427 that prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met, which could have the effect of delaying or preventing a change of control. In light of the highly regulated nature of our business and the authority of the regulatory agencies that monitor our business to monitor the composition of our shareholders, the Board has consistently believed these restrictions are appropriate. Nonetheless, these restrictions may result in missed opportunities for the Company and could result in a reduced share price of our common stock, which would harm our business.

Legal and Regulatory Risks

We are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent government regulation.

Our Aerospace Products business is subject to regulation by the FAA. We manufacture products and parts under FAA Parts Manufacturing Authority requiring qualification and traceability of all materials and vendors used by us. We make aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA. We repair aircraft parts pursuant to the authority granted by our FAA Authorized Repair Station. Before we sell any of our products that are to be installed on an aircraft, they must meet certain standards of airworthiness established by the FAA or the equivalent regulatory agencies in certain other countries. New or more stringent government regulations may be adopted in the future. Changes in the availability of FAA resources to process approvals of modifications or in the regulations that impact our ability to export modifications may adversely affect our business. Likewise, adverse determinations or policy directives from the United States government with respect to controls and classifications of our Avcon Industries, Inc. products could adversely affect the financial condition of the Company. Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our material contracts, licenses, certificates, authorizations, or approvals, which could have a material adverse effect on our operations and financial condition. Related costs of compliance with, or liability for violations of, existing or future regulations may adversely affect our financial condition, results of operations, liquidity and cash flows.

The online gaming industry is heavily regulated and the Company’s failure to obtain or maintain applicable licensure or approvals, or otherwise comply with applicable requirements, could be disruptive to our business and could adversely affect our operations.

We are subject to regulation in connection with our management of a State of Kansas owned Lottery Gaming Facility. Kansas gaming authorities may require our management personnel, the Company and the managing subsidiaries, and key personnel of all entities to maintain a state-issued license or undergo background checks. Each State Gaming Agency has broad discretion in granting, renewing, and revoking licenses. Obtaining such licenses and approvals could be time consuming and may be unsuccessful or involve considerable expense, which could adversely affect our ability to successfully operate our business. Further, the failure of the Company or key personnel to obtain or retain a license could have a material adverse effect on the Company or on its ability to obtain or retain these licenses in other jurisdictions.

Our present and future stockholders are, and will continue to be, subject to review by regulatory agencies. We are subject to the Lottery Gaming Facility management contract approval process in the state of Kansas. This process requires that any entity or person directly or indirectly owing five percent 5% of the ownership interest of a management company must be found suitable to be an owner by the state of Kansas. If found unsuitable by any agency, the stockholder must offer all of the interest in Company stock held by such stockholder to the Company for cash at the current market bid price less a fifteen percent 15% administrative charge and the Company must purchase such interest within six months of the offer. The stockholder is required to pay all costs of investigation with respect to a determination of his her or their suitability. Any such forced sale may negatively affect the trading price and liquidity of our shares. In addition, regardless of ownership, each member of the Board of Directors and certain officers of the Company are subject to a finding of suitability by any Agency on a regular basis. If a Board member or officer were found unsuitable, we may be forced to dissociate with such person. Such forced dissociation may adversely affect our financial condition, results of operations, liquidity and cash flows.

Gaming regulation and law is evolving, which may adversely affect our business.

Gaming management operations are and will be subject to extensive gaming laws and regulations, many of which were recently adopted and have not been the subject of definitive interpretations and are still subject to proposed amendments and regulation. The political and regulatory environment in which the Company is and will be operating with respect to gaming activities is dynamic and rapidly changing. Some legislative efforts seek to enact a smoking ban that would impact our casino facility. Smoking is permitted in Indian casinos in the State of Kansas and in casinos in neighboring states. Such a ban, if enacted, would put us at a competitive disadvantage and may adversely affect our financial condition, results of operations, liquidity and cash flows. Additionally, certain political efforts seek a significant regulatory change for Indian gaming that, if enacted, could lead to Indian casino gaming over the internet throughout the state. Propositions have also been made that would make it easier for Indian tribes to place land into trust that would enable the tribes to conduct gaming operations. Additional gaming would increase competition for discretionary income from our gaming patrons. The State of Kansas may enact new legislation involving the expansion of gaming. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or proposed products and services or increase our expenses in providing these products and services. Adoption or changes in gaming laws and regulations could adversely affect our financial condition, results of operations, liquidity and cash flows.

We are subject to extensive taxation policies, which could adversely affect our business.

The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. If such an increase were to be enacted, our ability to incur additional indebtedness in the future to finance casino development projects could be materially adversely affected. Additionally, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. The Boot Hill Casino, pursuant to its Management Contract with the State of Kansas pays total taxes between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. The Boot Hill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $2.2 million during fiscal year ended April 30, 2023.

Changes in financial reporting regulations could have a materially adverse effect on our business.

The Company reports information to its stockholders and the general public pursuant to the regulations of various federal and state commissions and agencies. These regulations require conformance by the Company to Generally Accepted Accounting Principles, to pronouncements of the Public Company Accounting Oversight Board ("PCAOB"), and to accounting and reporting directives issued by the commissions and agencies. The political and regulatory environment in which the Company operates is dynamic and rapidly changing, and adoption or changes in regulations defining accounting procedures or reporting requirements could increase expenditures to report required financial information, which may adversely affect our financial condition, results of operations, liquidity and cash flows.

Financial Risks

Our business requires financing and financing is dependent upon the stability of economic markets.

Our ability to manage and grow our business and to execute our business strategy is dependent, in part, on the continued availability of financing. Access to financing may be limited by various factors, including the condition of overall credit markets, the current high interest rate environment, general economic factors, state of the aviation or gaming industry, our financial performance, and credit ratings. Financing may not continue to be available to us on favorable terms, or at all. If we are unable to obtain additional capital when required, or on satisfactory terms, we may be precluded from maintaining or enhancing our properties, taking advantage of future opportunities, growing our business, acquiring new properties, or responding to competitive pressures.

We may be required in the future to record impairment losses related to assets we currently carry on our balance sheet.

We own and distribute aircraft parts and components. Recurring losses in certain operations could require us to evaluate the recoverability of the carrying value of the related assets and recognize an impairment charge through earnings to reduce the carrying value. In addition, if aircraft for which we offer replacement parts, components, or supply maintenance services are retired and there are fewer aircraft that require these parts or services, our revenues in the future may decline from historical trends.

We evaluate intangible assets for impairment annually during the fourth quarter and in any interim period in which circumstances arise that indicate our intangible asset may be impaired. Indicators of impairment include, but are not limited to, the loss of significant business or significant adverse changes in industry or market conditions. No events occurred during the periods presented indicating the existence of an impairment with respect to our intangible assets. Preparation of forecasts for use in the long-range plan and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders and general market conditions. Significant changes in these forecasts or the discount rate selected could affect the estimated fair value and could result in an impairment charge in a future period.

We make a number of assumptions when determining the recoverability of our assets, including historical sales trends, current and expected usage trends, replacement values, residual values, future demand, and future cash flows. Differences between actual results and the assumptions utilized by us when determining the recoverability of our assets could result in impairment charges in future periods, which may adversely affect our results of operations, financial condition, liquidity and cash flows.

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

Subject to the annual approval of the Board of Directors, 100% of every pre-tax dollar an employee contributes to their 401(k), up to 6% of the employee’s salary, and a portion of the Company’s profits is matched by the Company. Employees are 100% vested in the Company’s contributions immediately and our matching contribution, as approved by the Board of Directors, is paid on an annual basis with common stock of the Company. Competitive retirement plans are a requirement for hiring and retention of employees in the Company’s business segments. The Company’s 401(k) profit sharing plan also encourages employee participation in the 401(k) plan and encourages overall loyalty to the Company. Matching employee contributions with common stock of the Company leads to a dilution of outstanding common stock, which may result in a lower trading price of our common stock in the future. Historically, the Company has attempted to mitigate this dilutive effect by repurchasing the Company’s outstanding common stock through stock buy-back plans; however, the effectiveness of stock buy-back plans is limited due to volume and timing restrictions found in Rule 10b-18 of the Exchange Act. Stock repurchase plans are also subject to reauthorization by the Board of Directors from time to time and to the Company’s available cash flow.

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

General Risk Factors

We operate in competitive markets, and competitive pressures could adversely affect our business.

The markets for our Aerospace Products to our commercial, government, and defense customers are highly competitive, and we face competition from a number of sources, both domestic and international. While we believe that we have unique products and proprietary designs that provide a competitive advantage to other modification businesses, the risk exists that other businesses could expand into the marketplace of our Aerospace Products business. Some of our competitors have substantially greater financial and other resources than we have, and others may price their products and services below our selling prices. These competitive markets also create pressure on our ability to hire and retain qualified technicians and other skilled labor needs. These competitive pressures may adversely affect our financial condition, results of operations, liquidity and cash flows.

Additionally, because of the rapid rate at which the gaming industry has expanded, and continues to expand, the gaming industry may be at risk of market saturation, both as to specific areas and generally. Overbuilding of gaming facilities by others at particular sites in competitive markets may have a material adverse effect on our ability to compete and on our operations. Other forms of entertainment, such as television, movies, sporting events and the Kansas Lottery operating iLottery, are more well-established and may be perceived by our users to offer greater variety, affordability, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our users. It is possible that these secondary competitors could reduce the number of visitors to our facilities or the amount they are willing to wager with us, which may adversely affect our financial condition, results of operations, liquidity and cash flows.

Acts of terrorism and war could disrupt our business.

Terrorist attacks and other acts of war or hostility create many economic and political uncertainties. We cannot predict the extent to which terrorism, security alerts, war, or hostilities throughout the world will continue to directly or indirectly impact our business and operating results. Because of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for certain insurance products have increased, and some types of insurance are no longer available. Given current conditions in the global insurance markets, we are substantially uninsured for losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect our properties, it may adversely affect our financial condition, results of operations, liquidity and cash flows.

Inclement weather, natural or human-caused disasters and other conditions could seriously disrupt our business and operations.

Our gaming operations are subject to the weather and other conditions that could disrupt or reduce the number of customers who visit our casino. If weather conditions limit access to our casino or otherwise adversely impact our ability to operate our casino at full capacity, our revenue could suffer, which may adversely affect our financial condition, results of operations, liquidity and cash flows. We also face risks that the weather and other conditions could adversely affect the local industries in Dodge City, Kansas, where the Boot Hill Casino is located. The local economy in Dodge City is primarily fueled by the agriculture, meat processing and oil and gas industries. In the event the weather or other conditions severely disrupt these industries, we could see a reduction in the number of customers who visit our casino. In addition, natural or human-caused disasters or other catastrophic events such as pandemics, major fires, floods, blizzards, tornados and earthquakes could also adversely impact our business and operating results. Such events could lead to the loss of use of one or more of the facilities for which we provide management services for an extended period of time and disrupt our ability to attract customers to our gaming facilities. Any such event may adversely affect our financial condition, results of operations, liquidity and cash flows.

Rising inflation has increased costs related to materials and labor which has adversely impacted our operational capacity and lowered profitability.

The Bureau of Labor Statistics reported that the Consumer Price Index increased 6.5 percent in 2022. Many of our operating expenses are sensitive to increases in inflation including equipment prices, fuel costs, and employee-related costs. Insurance costs have also significantly increased with most major carriers. Furthermore, current inflationary pressures may increase costs for materials, supplies, and services. Rising inflation may also drive demand for increases in compensation for employees which may result in increased labor costs. With increasing costs, we may have to increase our prices to maintain the same level of profitability. If we are unable to increase our prices sufficiently to offset increasing expenses, then inflation may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Corporate

Our corporate headquarters are located at One Aero Plaza, New Century, Kansas. We also own a 9,000 square foot facility for office and storage space at 19920 West 161st Street, in Olathe, Kansas.

Aerospace Products (dollars in thousands)

Butler National Corporation has an office and manufacturing operations at 4654 South Ash Ave, Tempe, Arizona in a 16,110 square foot owned facility.

Butler Avionics, Inc. and Butler National Aviation Certification Center are located at One Aero Plaza, New Century, Kansas in a 36,000 square foot leased facility with hangar and office space at the New Century Airport in New Century, Kansas.

Avcon Industries, Inc. is located at 714 North Oliver Road, Newton, Kansas, in a 47,000 square foot leased facility with hangar and office space at the municipal airport in Newton, Kansas. In addition, Avcon Industries, Inc. owns a 12,000 square foot hangar and office space at the municipal airport in Newton, Kansas.

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

Item 3. LEGAL PROCEEDINGS

As of July 31, 2023, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK (BUKS)

(a)	Market Information: Our shares are exclusively quoted on OTCQB platform under the symbol "BUKS".

The range of the high and low bid prices per share of the common stock, for fiscal years 2023 and 2022, as reported by OTC Markets Group, is set forth below. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2023		Year Ended April 30, 2022
	Low	High	Low	High
First quarter	$0.78	$1.01	$0.52	$0.63
Second quarter	$0.63	$0.95	$0.52	$0.70
Third quarter	$0.62	$0.72	$0.65	$0.89
Fourth quarter	$0.61	$0.74	$0.66	$0.97

(b)	Holders: The approximate number of holders of record of our common stock, as of July 24, 2023, was 2,400. The price of the stock as of July 24, 2023 was approximately $0.73 per share.
(c)	Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK

As of July 31, 2023, there were no Convertible Preferred shares or Convertible Debenture notes outstanding.

STOCK REPURCHASE PROGRAM

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4,000 of its common stock.  The program was established for the purpose of enabling Butler National Corporation (BNC) to flexibly repurchase its own shares in consideration of factors such as opportunities for strategic investment, BNC's financial condition and the price of its common stock as part of improving capital efficiency.  The program is currently authorized through July 31, 2025.

The table below provides information with respect to common stock purchases by the Company during the quarter ended April 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$4,000
Shares purchased in prior periods	3,377,522	$0.42	3,377,522	$2,595
Month ended February 28, 2023	-	$-	-	$2,595
Month ended March 31, 2023	-	$-	-	$2,595
Month ended April 30, 2023 (a)	2,000	$0.68	2,000	$2,594
Total	3,379,522	$0.42	3,379,522

(a)	These shares of common stock purchased were purchased through private transactions.

Item 6.  RESERVED

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management Discussion and Analysis (MD&A) is intended to help the reader understand our results of operations and financial condition for fiscal years 2023 and 2022 by discussing principle factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of the Company and its wholly-owned subsidiaries and affiliates. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements (Notes).

Our fiscal year ends on April 30. Fiscal years 2023 and 2022 consisted of 52 weeks and ended on April 30, 2023 and April 30, 2022, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.

Overview

We have two separate reporting segments: Aerospace Products and Professional Services. Aerospace Products and Professional Services do not share the same customers and suppliers and have substantially distinct businesses. The Aerospace Products operating segment provides products and services in the aerospace industry. Companies in Aerospace Products derive their revenue from system design, engineering, manufacturing, integration, installation, repairing, overhauling, servicing and distribution of aerostructures, avionics, aircraft components, accessories, subassemblies and systems. The Professional Services operating segment provides services in the gaming industry. Professional Services companies manage a gaming and entertainment facility and provide architectural services. These reporting segments operate through various subsidiaries and affiliates listed on Exhibit 21 to this Form 10-K.

Management is focused on increasing long-term shareholder value from increased cash generation, earnings growth, and prudently managing capital expenditures. We plan to do this by continuing to drive increased revenues from product and service innovations, strategic acquisitions, and targeted marketing programs.   Specifically, Butler National has actively worked on developing and promoting new STCs and continuing to develop its new sports wagering platform.

Butler National’s strategy is dependent on a number of ongoing factors as discussed under “Forward-Looking Statements” and Part 1, Item 1A, “Risk Factors.” The key factors that affect our operating results are the customer headcount at Boot Hill, the number of new STCs we are able to develop, our ability to market STCs in domestic and international markets, the growth of our new sports wagering platforms, and our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits, claims and insurance expense, maintenance, and new equipment or raw materials.

Results Overview

Our fiscal 2023 revenue increased 5% to $75.2 million compared to $71.5 million in fiscal 2022. In fiscal 2023 the Professional Services revenue increased 2% primarily due to the development of sportsbook revenue.  There was also an increase of 8% in the Aerospace Products revenue in fiscal 2023 which can be attributed to aggressive marketing efforts for our new STC's.

Our fiscal 2023 net income was $4.5 million compared to net income of $12.2 million in fiscal 2022. Earnings per share was $0.06 for fiscal 2023 compared to $0.14 in fiscal 2022. We continue focusing on our margin expansion initiatives, including efficiencies in our implementation and operational processes and controlling general and administrative expenses. The fiscal 2023 operating income was $8.7 million, a decrease from $16.1 million in fiscal 2022.

RESULTS OF OPERATIONS

Fiscal 2023 compared to Fiscal 2022

(dollars in thousands)	2023	Percent of Total Revenue	2022	Percent of Total Revenue	Percent Change 2022-2023
Revenue:
Professional Services	$38,041	51%	$37,191	52%	2%
Aerospace Products	37,141	49%	34,326	48%	8%

Total revenues	75,182	100%	71,517	100%	5%

Costs and expenses:
Cost of professional services	15,449	20%	13,961	20%	11%
Cost of aerospace products	25,854	34%	22,434	31%	15%
Marketing and advertising	5,246	7%	5,117	7%	3%
General, administrative and other	19,979	27%	13,876	19%	44%

Total costs and expenses	66,528	88%	55,388	77%	20%
Operating income	$8,654	12%	$16,129	23%	-46%

Revenue

Revenue increased to $75.2 million in fiscal 2023, compared to $71.5 million in fiscal 2022. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural and management support services through BCS Design, Inc. ("BCS"). Revenue from Professional Services increased 2% to $38.0 million in fiscal 2023 compared to $37.2 million in fiscal 2022.  We established a new sports wagering platform that brought in $2.7 million of revenue that did not exist in FY 2022.  Furthermore, casino gaming revenue decreased $1.9 million due to a decrease in patron spend per visit.  We believe this was due primarily to increased inflation and drought conditions in our primary market area causing a decrease in discretionary spending.

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 8% to $37.1 million in fiscal 2023 compared to $34.3 million in fiscal 2022. The increase in revenue is primarily due to an increase in the aircraft modification business of $2.6 million.  The development of new STC's and our marketing efforts for them in both domestic and international markets supported this increase.

Costs and expenses

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses increased 20% in fiscal 2023 to $66.5 million compared to $55.4 million in fiscal 2022.  Costs and expenses were 88% of total revenue in fiscal 2023, compared to 77% of total revenue in fiscal 2022.  The increase is primarily due to an increase in material and labor costs, a stock award and cash compensation of $492 awarded to a board member, and a $4.5 million severance accrual relating to a separation agreement with two former executive officers.

Costs of Professional Services increased 11% in the year ended April 30, 2023, to $15.4 million compared to $14.0 million in the year ended April 30, 2022.  Costs were 20% of total revenue in the year ended April 30, 2023, as compared to 20% of total revenue in the year ended April 30, 2022.  The increase is directly related to an increase in labor costs.

Costs of Aerospace Products increased 15% in the year ended April 30, 2023, to $25.9 million compared to $22.4 million for the year ended April 30, 2022.  Costs were 34% of total revenue in the year ended April 30, 2023, as compared to 31% of total revenue in the year ended April 30, 2022.  The increase is directly related to an increase in material and labor costs.

Marketing and advertising expenses as a percent of total revenue was 7% in fiscal 2023, as compared to 7% in fiscal 2022. These expenses increased 3% to $5.2 million in fiscal 2023, from $5.1 million in fiscal 2022. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

General, administrative and other expenses as a percent of total revenue was 27% in fiscal 2023, compared to 19% in fiscal 2022. These expenses increased 44% to $20.0 million in fiscal 2023, from $13.9 million in fiscal 2022.  The increase is primarily due to an increase of depreciation and amortization of $617, a stock award and cash compensation of $492 awarded to a board member, and $4.5 million severance accrual relating to a separation agreement with two former executive officers.

Other income (expense)

Interest expense and other income were ($ 2.1) million in fiscal 2023 compared with interest and other income (expense) of ($0.6) million in fiscal 2022, a decrease of $ 1.5 million from fiscal 2022 to fiscal 2023.  Interest expense was $2.7 million in both 2023 and 2022.  Gain on sale of assts was $479 in fiscal 2023 compared to $75 in fiscal 2022.  The Company received notice of forgiveness of the Paycheck Protection Program loan of $2.0 million from the Small Business Administration in fiscal 2022.

Operations by Segment

We have two operating segments, Professional Services and Aerospace Products. The Professional Services segment includes revenue contributions and expenditures associated with casino management services and professional architectural and management support services. Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, modifying, servicing and repairing products for aircraft.

 The following table presents a summary of our operating segment information for fiscal years 2023 and 2022:

(dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Percent Change 2022-2023
Professional Services
Revenue
Boot Hill Casino	$37,758	99%	$36,813	99%	3%
Management/Professional Services	283	1%	378	1%	-25%
Revenue	38,041	100%	37,191	100%	2%

Costs of Professional Services	15,449	40%	13,961	37%	11%
Expenses	14,003	37%	13,259	36%	6%
Total costs and expenses	29,452	77%	27,220	73%	8%
Professional Services operating income	$8,589	23%	$9,971	27%	-14%

(dollars in thousands)	2023	Percent of Revenue	2022	Percent of Revenue	Percent Change 2022-2023

Aerospace Products
Revenue	$37,141	100%	$34,326	100%	8%

Costs of Aerospace Products	25,854	70%	22,434	65%	15%
Expenses	11,222	30%	5,734	17%	96%
Total costs and expenses	37,076	100%	28,168	82%	32%

Aerospace Products operating income	$65	-%	$6,158	18%	-99%

Professional Services

●

Revenue from Professional Services increased 2% to $38.0 million in fiscal 2023 from $37.2 million in fiscal 2022. We established a new sports wagering platform that brought in $2.7 million of revenue that did not exist in FY 2022.  Furthermore, casino gaming revenue decreased $1.9 million due to a decrease in patron spend per visit.  We believe this was due primarily to increased inflation and drought conditions in our primary market area causing a decrease in discretionary spending.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services. Professional Services revenue excluding Boot Hill Casino decreased 25% to $283 in fiscal 2023 compared to $378 in fiscal 2022.  The decrease is due to management's concerted efforts to wind down the architecture business.

●

Costs increased 11% in fiscal 2023 to $15.4 million compared to $14.0 million in fiscal 2022. Costs were 40% of segment total revenue in fiscal 2023, compared to 37% of segment total revenue in fiscal 2022.  The increase is directly related to an increase in labor costs.

●

Expenses increased 6% in fiscal 2023 to $14.0 million compared to $13.3 million in fiscal 2022. Expenses were 37% of segment total revenue in fiscal 2023, compared to 36% of segment total revenue in fiscal 2022.  The increase is due primarily to an increase in marketing efforts and an increase in depreciation expense.

Aerospace Products

●

Revenue increased 8% to $37.1 million in fiscal 2023 compared to $34.3 million in fiscal 2022. This increase was primarily due to an increase in our aircraft modification business of $2.6 million.  The development of new STC's and our marketing efforts in both domestic and international markets supported the increase.

●

Costs increased 15% to $25.9 million in fiscal 2023 compared to $22.4 million in fiscal 2022. Costs were 70% of segment total revenue in fiscal 2023, compared to 65% of segment total revenue in fiscal 2022. This increase is directly related to the increase in material and labor costs.

●

Expenses increased 96% in fiscal 2023 to $11.2 million compared to $5.7 million in fiscal 2022. Expenses were 30% of segment total revenue in fiscal 2023, compared to 17% of segment total revenue in fiscal 2022.  The increase is primarily due to the stock award and cash compensation of $492 awarded to a board member, and a $4.5 million severance accrual relating to a separation agreement with two former executive officers.

Outlook

The Bureau of Labor Statistics reported that the Consumer Price Index increased 6.5 percent in 2022. Many of our operating expenses are sensitive to increases in inflation including equipment prices, fuel costs, and employee-related costs. Insurance costs have also significantly increased with most major carriers. Furthermore, inflationary pressures the market is currently experiencing may increase costs for materials, supplies, and services. Rising inflation may also drive demand for increases in compensation for employees which may result in increase in labor costs. With increasing costs, we may have to increase our prices to maintain the same level of profitability.

Liquidity and Capital Resources (in thousands)

Overview

Butler National is a holding company. Our ability to fund our obligations depends on existing cash on hand, cash flow from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources have been cash on hand, cash flow from operations, borrowings under our lines of credit and notes payable (as further described below) and proceeds from the issuance of debt and equity securities. We assess liquidity in terms of the ability to generate cash or obtain financing in order to fund operating, investing and debt service requirements. Our primary ongoing cash requirements include the funding of operations, capital expenditures, acquisitions and other investments in line with our business strategy and debt repayment obligations and interest payments. Our strategy has been to maintain moderate leverage and substantial capital resources in order to take advantage of opportunities, to invest in our businesses and develop new streams of income that may be profitable. As such, we have continued to invest in developing and marketing new STCs and growing our established sports wagering platform. We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2023 and beyond.

Notes Payable and Lines of Credit

At April 30, 2023, the Company has a line of credit with Kansas State Bank in the form of a promissory note with an interest rate 8.4% totaling $2,000. The unused line at April 30, 2023 was $2,000. There were no advances made on the line of credit during the year ended April 30, 2023. The line of credit is due on demand and is secured by a first and second position on all assets of the Company.

One note with Academy Bank, N.A. for $30,916 secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.32% payable over seven years with an initial twenty-year amortization and a balloon payment of $19,250 at the end of seven years. The second note with Academy Bank, N.A. for $10,173 is secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.75% payable in full over five years. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash. We are in compliance with these covenants at April 30, 2023.

There was a note payable to Fidelity State Bank and Trust Company for $158 for real estate purchased in Dodge City, Kansas.  The interest rate on this note is 6.25%. This note was paid in full in May 2023.

At April 30, 2023, there was a note payable with Bank of America, N.A. with a balance of $946. The interest rate on this note is at SOFR plus 1.75%.  The loan is secured by buildings and improvements having a net book value of $652.  This note matures in March 2029.

At April 30, 2023, there is a note payable with Bank of America, N.A. with a balance of $434.  The interest rate on this note is at SOFR plus 1.75%.  This loan is secured by buildings and improvements with a net book value of $702.  This note matures in March 2029.

At April 30, 2023, there was a note payable with Patriots Bank with an interest rate of 4.35% totaling $1,046.  This loan is secured by aircraft security agreements with a net book value of $358.  This note matures in March 2029.

At April 30, 2023, there is a note payable with an interest rate of 8.13% totaling $44 secured by equipment with a net book value of $41. This note matures in October 2025.

We are compliant with the covenants and obligations of each of our notes as of April 30, 2023, and July 31, 2023.

Cashflow Summary

Our use of cash in the last fiscal year is in line with our overall fiscal strategy to use moderate leverage to facilitate growth in existing businesses and to develop new streams of income. During fiscal 2023 our cash position increased by $9.5 million. Net income was $4.5 million.

Operating Activities

Cash flows from operating activities provided $20.9 million. Non-cash activities consisting of depreciation and amortization contributed $5.9 million, 401(k) stock issues contributed $783, gain on sale of airplanes and a building used $479, deferred compensation contributed $357, and stock awarded to a director provided $352. Deferred income taxes increased our cash position by $297. Accounts receivable decreased our cash position by $157. Inventories decreased our cash position by $75. Accounts payable and contract liability increased our cash position by $7.8 million. Contract assets decreased our cash position by $423. Prepaid expenses and other assets decreased our cash by $2.2 million, while gaming facility mandated payments increased our cash by $100. Accrued liabilities and other liabilities increased our cash position by $5.0 million.  Income taxes payable decreased our cash position by $821.

Investing Activities

Cash used in investing activities was $5.9 million. This was a decrease of $5.7 million from last year. The decrease was primarily attributable to the Company constructing a new hanger in FY 2022 to provide more space for our Aerospace segment. We invested $2.0 million towards STCs, $646 on building improvements, $714 on airplane upgrades, and $3.1 million on equipment and furnishings. We received $574 in proceeds from the sale of airplanes and a building.

Financing Activities

Cash used in financing activities was $5.5 million. This was a decrease of $5.7 million from last year. The decrease was primarily attributable to the Company having purchased the non-controlling interest in BHCMC, LLC in FY 2022. We made repayments on our debt of $5.2 million, reduced our lease liability by $259, and purchased company stock for $61. The stock acquired was placed in treasury.

Capital Expenditures

The Company anticipates capital expenditures in fiscal year 2023 to be approximately $7.0 million, consisting of $2.0 million on STC's and $5.0 million on equipment. We anticipate our cash balance will be sufficient to cover cash requirements through the current fiscal year.

Critical Accounting Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management judgments and estimates. These significant accounting policies relate to revenue from contracts with customers, inventory valuation and long-lived assets. These policies and our procedures related to these policies are described in detail below and under specific areas within this "Management Discussion and Analysis of Financial Condition and Results of Operations." In addition, Note 1 to the consolidated financial statements expands upon discussion of our accounting policies.

Revenue from Contracts with Customers – Aerospace Contracts

Methodology

We recognize revenue and profit based upon either (1) the percent completion method, in which sales and profit are recorded based upon the ratio of labor costs incurred to date to estimated total labor costs to complete the performance obligation, or (2) the point-in-time method, in which sales are recognized at the time control is transferred to the customer. For aerospace contracts that involve airplane modifications based on customer specific requirements, we generally recognize revenue and income using the percent completion method because of continuous transfer of control to the customer. Revenue is generally recognized using the percent completion method based on the extent of progress towards completion of the performance obligation, which allows for recognition of revenue as work on a contract progresses. Our general contract term is between one to twelve months.

Management performs detailed quarterly reviews of all of our significant long-term contracts. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, we record a provision for the entire anticipated contract loss at that time.

Judgment and Uncertainties

The percent completion revenue recognition model requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the original contract price, with consideration being given to exercised contract options, change orders and, in some cases, projected customer requirements. Contract costs may be incurred over a period of several months, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers and financial professionals. Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections.

Effect if Actual Results Differ From Assumptions

While we do not believe there is a reasonable likelihood there will be a material change in estimates or assumptions used to calculate our revenue contracts and costs, estimating the percentage of work complete on certain programs is a complex task. As a result, changes to these estimates could have a significant impact on our results of operations. These products and services are an important element in our continuing strategy to increase operating efficiencies and profitability as well as broaden our business base. Management continues to monitor and update program cost estimates quarterly for these contracts. A significant change in an estimate on one or more of these contracts could have a material effect on our financial position and results of operations.

Inventory Valuation

Methodology

We have four types of inventory (a) raw materials, (b) contracts in process, (c) other work in process and (d) finished goods. Raw material includes certain general stock materials but primarily relates to purchases that were made in anticipation of specific programs that have not been started as of the balance sheet date. Raw materials are stated at the lower of the cost of the inventory or its fair market value. Contracts in process, other work in process and finished goods are valued at production cost comprised of material, labor and overhead. Contracts in process, other work in process and finished goods are reported at the lower of cost or net realizable value.

Judgment and Uncertainties

The process for evaluating inventory obsolescence or market value often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. We adjust our inventory by the difference between the estimated market value and the actual cost of our inventory to arrive at net realizable value. Changes in estimates of future sales volume may necessitate future write-downs of inventory value.

Effect if Actual Results Differ From Assumptions

Management reviews the inventory balance on an annual basis to determine whether any additional write-downs are necessary. Following the write-down of the inventory as discussed above, we believe this inventory is stated at net realizable value at April 30 2023, although an unanticipated lack of demand for aircraft or spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued at April 30, 2023.

Long-lived Assets

Methodology

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.

Judgment and Uncertainties

In years that management performs a qualitative assessment we consider the following qualitative factors: general economic conditions in the markets served by the segment, relevant industry-specific performance statistics, and forecasted results of operations.

For the quantitative impairment tests, management estimated the fair value of the long-lived asset group using an income methodology based on management's estimates of forecasted undiscounted cash flows over the estimated life of the assets. Changes in these estimates and assumptions could materially affect the results of our impairment testing.

An impairment loss is recognized for any excess of the carrying amount of the estimated undiscounted cash flows over the remaining life of the assets. No impairment charges were recorded in the fiscal year ended April 30, 2023.

Effect if Actual Results Differ From Assumptions

As with all assumptions, there is an inherent level of uncertainty and actual results, to the extent they differ from those assumptions, could have a material impact on fair value. For example, a reduction in customer demand would impact our assumed growth rate resulting in a reduced fair value. Potential events or circumstances could have a negative effect on the estimated fair value. The loss of a major customer or program could have a significant impact on the future cash flows associated with a long-lived asset group. We do not currently believe there to be a reasonable likelihood that actual results will vary materially from estimates and assumptions used to test our long-lived assets for impairment losses. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to additional impairment charges that could be material.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant are set forth on pages 31 through 46 of this report.

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

In connection with the preparation of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2023.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2023.

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

Changes in Internal Control Over Financial Reporting

In our opinion, there were no material changes in the Company internal controls over financial reporting during the three months ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B.  OTHER INFORMATION

None.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on October 3, 2023, and is incorporated herein by reference. Certain information regarding executive officers of Butler National Corporation is included above in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item 11 regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on October 3, 2023, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about our common stock that may be issued under our equity compensation plan as of April 30, 2023.

Plan Category	Securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price per share	Securities available for future issuance
Equity compensation plans approved by security holders	-	-	4,600,000
Equity compensation plans not approved by security holders	-	-	-

Total	-	-	4,600,000

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on October 3, 2023, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on October 3, 2023, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on October 3, 2023, and is incorporated herein by reference.

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

4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021 (File No. 000-01678).

4.3	Description of Securities, incorporated by reference to Exhibit 4.3 of our Form 10-K filed on July 15, 2022 for the period ended April 30, 2022 (File No. 000-01678).

10.1

Employment Agreement between Butler National Corporation and Clark D. Stewart dated February 4, 2020, incorporated by reference to Exhibit 10.1 of our Form 8-K, dated February 4, 2020 (File No. 000-01678).*

10.2	Employment Agreement between Butler National Corporation and Christopher J. Reedy dated February 4, 2020, incorporated by reference to Exhibit 10.2 of our Form 8-K, dated February 4, 2020 (File No. 000-01678).*

10.3	Employment Agreement between Butler National Corporation and Craig D. Stewart dated February 4, 2020, incorporated by reference to Exhibit 10.3 of our Form 8-K, dated February 4, 2020 (File No. 000-01678).*

10.4	Employment Agreement between Butler National Corporation and Tad M. McMahon dated February 4, 2020, incorporated by reference to Exhibit 10.4 of our Form 8-K, dated February 4, 2020 (File No. 000-01678).*

10.5	Employment Agreement between Butler National Corporation and Joe Aric Peters, dated February 4, 2020, incorporated by reference to Exhibit 10.1 of our 8-K dated June 15, 2022 (File No. 000-01678). *

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

10.8	Renewal of Lottery Gaming Facility Management Contract between the State of Kansas, BNSC, and BHCMC effective December 15, 2019, incorporated by reference to Exhibit 10.1 of our Form 8-K dated December 9, 2019 (File No. 000-01678).

10.9	Third Amendment to the Lottery Gaming Facility Management Contract between the State of Kansas, BNSC, and BHCMC effective December 15, 2019, incorporated by reference to Exhibit 10.1 of our Form 8-K dated December 9, 2019 (File No. 000-01678).

10.10	Written Consent for Renewal of the Lottery Gaming Facility Management Contract between the State of Kansas, BNSC and BHCMC effective December 15, 2019, incorporated by reference to Exhibit 10.3 of our Form 8-K dated December 9, 2019 (File No. 000-01678).

10.11	Sports Wagering Management Contract between Butler National Service Corporation, BHCMC, LLC and the Kansas Lottery approved August 18, 2022, incorporated by reference to Exhibit 10.1 of our Form 8-K dated August 18, 2022 (File No. 000-01678).

10.12

Bill of Sale dated April 30, 2013, by and among Butler National Services, Inc. and Beadle Enterprises LLC, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 2, 2013 (File No. 000-01678).

10.13	Promissory Note dated April 29, 2015, by and among BHCMC, L.L.C. and KS State Bank, incorporated by reference to Exhibit 10.23 of our Form 10-K filed on July 29, 2015 (File No. 000-01678).

10.14	Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed September 29, 2016 (File No. 000-01678).

10.15	Form of Registered Stock Agreement under the Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on April 17, 2019 (File No. 000-01678).

10.16	Promissory Note dated February 27, 2019, by Butler National, Inc. and First Source Bank, incorporated by reference to Exhibit 10.18 of our Form 10-K filed on July 19, 2019 (File No. 000-16780).

10.17	Loan Agreement dated December 17, 2020 by BHCMC, L.L.C., BHCRE LLC, and Academy Bank, N.A., incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on March 12, 2021 (File No. 000-16780).

10.18	Sale and Purchase Agreement for Preferred Membership Interest Units in BHCMC, L.L.C., dated September 13, 2021, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 20, 2021.

10.19	Loan Modification Agreement dated October 18, 2021 between BHCMC, L.L.C. and Academy Bank N.A., incorporated by reference to Exhibit 10.2 of our Form 8-K filed on October 20, 2021.

14	Standards of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Company's Form 8-K filed September 29, 2022. (File No. 000-01678).

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accountants RBSM LLP.

31.1	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company's Annual Report on Form 10-K for the year ended April 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language) includes; (i) Consolidated Balance Sheets as of April 30, 2023 and 2022; (ii) Consolidated Statements of Operations for the years ended April 30, 2023 and 2022; (iii) Consolidated Statements of Stockholders' Equity for the years ended April 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the years ended April 30, 2023 and 2022, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Relates to management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 31, 2023

BUTLER NATIONAL CORPORATION

/s/ Christopher J. Reedy
Christopher J. Reedy, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher J. Reedy	President and Chief Executive Officer	July 31, 2023
Christopher J. Reedy	(Principal Executive Officer)

/s/ Tad M. McMahon	Chief Financial Officer and Secretary	July 31, 2023
Tad M. McMahon	(Principal Financial Officer and Principal Accounting Officer)

/s/ R. Warren Wagoner	Chairman of the Board and Director	July 31, 2023
R. Warren Wagoner

/s/ David B. Hayden	Director	July 31, 2023
David B. Hayden

/s/ Bradley K. Hoffman	Director	July 31, 2023
Bradley K. Hoffman

/s/ John M. Edgar	Director	July 31, 2023
John M. Edgar

/s/ Joe A. Peters	Director	July 31, 2023
Joe A. Peters

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Butler National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Butler National Corporation and Subsidiaries (collectively, the “Company”) as of April 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Description of the Matter

Estimated Costs at Completion for Certain Avionics Contracts

As described in Notes 1 and 2 to the consolidated financial statements, for avionics contracts, the Company generally recognizes sales and income over time because of continuous transfer of control to the customer. The Company’s net revenue for the year ended April 30, 2023 was $75 million, of which approximately 31% is recognized over time. Revenue is generally recognized using the cost-to-cost measure of progress for its over time performance obligations because this recognition best depicts the transfer of assets to the customer which occurs as cost is incurred under the contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Management performs detailed quarterly reviews of such contracts. The contract terms generally range from one to twelve months.

The principal considerations for our determination that performing procedures relating to estimated costs at contract completion for certain avionics contracts is a critical audit matter are there was significant judgment by management when developing the estimated costs at completion. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to the estimated costs at completion for certain of these contracts. The Company estimates the percentage completed based on actual direct labor hours spent compared to estimated direct labor hours and applying this completion percentage to the entire contract.

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

The procedures also included, among others, evaluating and understanding management’s process for developing estimates of total estimated costs at completion for long-term contracts for a sample of contracts. This included testing the completeness and accuracy of costs incurred to date and evaluating the reasonableness of significant estimates used by management, including labor costs, material costs, and overhead costs, and considering factors that could affect the accuracy of those estimates. Evaluating the reasonableness of the significant assumptions used involved assessing management’s ability to reasonably estimate costs at completion by (i) assessing the reasonableness of estimates of total costs at completion in comparison to actual total costs incurred to date, (ii) assessing the reasonableness of the estimated labor and recalculating overhead (iii) obtaining an understanding of the contract and the performance obligations to test the allocation of the total transaction price to the performance obligation in the contract, and (iv) evaluating the timely identification of circumstances that may warrant a modification to estimated costs to complete, including actual costs in excess of estimates.

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

Las Vegas, NV

July 31, 2023
PCAOB ID 587

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF April 30, 2023 and 2022

(in thousands, except per share data)

	April 30, 2023	April 30, 2022
ASSETS
CURRENT ASSETS:
Cash	$21,997	$12,487
Accounts receivable, net	3,793	3,636
Inventory, net	8,947	8,872
Contract asset	1,893	1,470
Prepaid expenses and other current assets	3,532	1,361
Total current assets	40,162	27,826

LEASE RIGHT-TO-USE ASSET, net	3,081	2,728

PROPERTY, PLANT AND EQUIPMENT, net	59,067	58,846

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $10,603 at April 30, 2023 and $9,336 at April 30, 2022)	8,722	8,018

OTHER ASSETS:
Other assets (net of accumulated amortization of $12,290 at April 30, 2023 and $11,575 at April 30, 2022)	1,401	1,621
Deferred tax asset, net	1,473	1,770
Total other assets	2,874	3,391
Total assets	$113,906	$100,809

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,320	$2,773
Current maturities of long-term debt	4,987	5,165
Current maturities of lease liability	145	106
Contract liability	6,031	820
Gaming facility mandated payment	1,730	1,630
Compensation and compensated absences	6,722	1,911
Income tax payable	228	1,049
Other current liabilities	214	211
Total current liabilities	25,377	13,665

Long-term debt, net of current maturities	38,418	43,411
Lease liability, net of current maturities	3,330	2,899
Total long-term liabilities	41,748	46,310
Total liabilities	67,125	59,975

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: Authorized 100,000,000 shares, issued 80,871,211 shares, and outstanding 76,891,689 shares at April 30, 2023 and issued 80,348,572 shares, and outstanding 76,458,146 shares at April 30, 2022	808	803
Capital contributed in excess of par	13,647	12,160
Treasury stock at cost, 3,979,522 shares at April 30, 2023 and 3,890,426 shares at April 30, 2022	(2,138)	(2,077)
Retained earnings	34,464	29,948
Total stockholders' equity	46,781	40,834
Total liabilities and stockholders' equity	$113,906	$100,809

The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED April 30, 2023 and 2022

(in thousands, except per share data)

	2023	2022
REVENUES:
Professional services	$38,041	$37,191
Aerospace products	37,141	34,326
Total revenues	75,182	71,517

COSTS AND EXPENSES:
Cost of professional services	15,449	13,961
Cost of aerospace products	25,854	22,434
Marketing and advertising	5,246	5,117
General, administrative and other	19,979	13,876
Total costs and expenses	66,528	55,388

OPERATING INCOME	8,654	16,129

OTHER INCOME (EXPENSE):
Interest expense	(2,743)	(2,689)
Forgiveness of debt	-	2,001
Gain on sale of airplanes	410	75
Gain on sale of building	69	-
Other	137	-
Total other expense	(2,127)	(613)

INCOME BEFORE INCOME TAXES	6,527	15,516

PROVISION FOR INCOME TAXES
Provision for income taxes	1,714	3,102
Deferred income tax	297	174
NET INCOME	4,516	12,240

Net income attributable to noncontrolling interest in BHCMC, LLC	-	(1,872)
NET INCOME ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$4,516	$10,368

BASIC EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$0.06	$.14

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	76,456,631	75,340,131

DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$0.06	$.14

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	76,456,631	75,340,131

The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED April 30, 2023 and 2022

(dollars in thousands)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC	Non controlling Interest in BHCMC	Total Stock-holders’ Equity
Balance, April 30, 2021	79,070,382	$790	$16,900	3,703,633	$(1,909)	$19,580	$35,361	$6,018	$41,379

Issuance of stock to benefit plan	1,328,190	13	794	-	-	-	807	-	807

Stock repurchase	-	-	-	186,793	(168)	-	(168)	-	(168)

Purchase of non-controlling interest in BHCMC, LLC	-	-	(6,119)	-	-	-	(6,119)	(7,890)	(14,009)

Deferred compensation, restricted stock	(50,000)	-	585	-	-	-	585	-	585

Net Income	-	-	-	-	-	10,368	10,368	1,872	12,240

Balance, April 30, 2022	80,348,572	803	12,160	3,890,426	(2,077)	29,948	40,834	-	40,834

Issuance of stock to benefit plan	997,639	9	774	-	-	-	783	-	783

Stock repurchase	-	-	-	89,096	(61)	-	(61)	-	(61)

Stock award to director	400,000	4	348	-	-	-	352	-	352

Deferred compensation, restricted stock	(875,000)	(8)	365	-	-	-	357	-	357

Net Income	-	-	-	-	-	4,516	4,516	-	4,516

Balance, April 30, 2023	80,871,211	$808	$13,647	3,979,522	$(2,138)	$34,464	$46,781	$-	$46,781

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED April 30, 2023 and 2022

(dollars in thousands)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,516	$12,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,898	5,281
Forgiveness of debt	-	(2,001)
Stock issued for benefit plan	783	807
Stock awarded to director	352	-
Deferred income tax expense	297	174
Gain on sale of airplane	(410)	(75)
Gain on sale of building	(69)	-
Deferred compensation, restricted stock	357	585

Changes in operating assets and liabilities:
Accounts receivable	(157)	(1,675)
Inventory	(75)	(304)
Contract asset	(423)	(1,049)
Prepaid expenses and other assets	(2,171)	141
Accounts payable	2,547	880
Contract liability	5,211	(4,978)
Lease liability	188	148
Accrued liabilities	4,811	49
Gaming facility mandated payment	100	172
Income tax payable	(821)	837
Other liabilities	3	(54)
Net cash provided by operating activities	20,937	11,178

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,510)	(9,579)
Proceeds from sale of airplane	410	75
Proceeds from sale of building	164	-
Net cash used in investing activities	(5,936)	(9,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	-	1,262
Repayments of long-term debt	(5,171)	(4,388)
Payments on right-to-use liability	(259)	(256)
Repurchase of common stock	(61)	(168)
Purchase of noncontrolling interest in BHCMC, LLC	-	(7,659)
Net cash used in financing activities	(5,491)	(11,209)

NET INCREASE (DECREASE) IN CASH	9,510	(9,535)

CASH, beginning of year	12,487	22,022

CASH, end of year	$21,997	$12,487

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,752	$2,684
Income taxes paid	$2,536	$2,265

NON CASH INVESTING AND FINANCING ACTIVITY:
Secured notes payable for purchase of noncontrolling interest in BHCMC, LLC, net	$-	$7,914
Notes receivable forgiven as part of purchase of noncontrolling interest in BHCMC, LLC	$-	$780
Deferred tax asset relating to the purchase of noncontrolling interest in BHCMC, LCC	$-	$2,344
Purchase of noncontrolling interest - note receivable and other liabilities	$-	$6,350
Lease right-to-use assets purchased	$541	$247
Lease liability for purchase of assets under lease	$541	$-

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.	NATURE OF OPERATIONS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas facility. Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, ISR modifications, and stability enhancing modifications. Butler Avionics, Inc. sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems). Butler National, Inc. acquires airplanes, principally Learjets, to refurbish and sell. Butler Temporary Services, Inc. processes company payroll. Kansas International Corporation and Kansas International DDC, LLC own property. Butler National Corporation-Tempe is primarily engaged in the manufacture of electronics for weapon control systems used by the military. Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988. BHCMC, LLC provides management services for the Boot Hill Casino under a management agreement with the State of Kansas. BCS Design, Inc. provides professional architectural services.

SIGNIFICANT ACCOUNTING POLICIES:

a) Accounts receivable: Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Allowance for doubtful accounts is calculated on the historical write-off of doubtful accounts of the individual subsidiaries. Invoices are generally considered a doubtful account if no payment has been made in the past 90 days. We review these policies on a quarterly basis, and based on these reviews, we believe adequate reserves are maintained.

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

Description	Estimated useful life
Building and improvements	39 years or the shorter of the estimated useful life of the asset or the underlying lease term
Aircraft	5 years
Machinery and equipment	5 years
Office furniture and fixtures	5 years
Leasehold improvements	Shorter of the estimated useful life of the asset or the underlying lease term

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

f) Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $6,646 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417, and miscellaneous other assets of $128.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024.  The State of Kansas approved a renewal management contract and an amendment to the current management contract for our professional services company BNSC via BHCMC. The renewal will take effect December 15, 2024, and continue until 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is fully amortized.  Amortization relating to other assets in the year ended  April 30, 2023 and 2022 was $715 and $689, respectively.

Other assets net values are as follows:

(dollars in thousands)	2023	2022

Privilege fee	$5,500	$5,500
Less amortized costs	4,795	4,372
Privilege fee balance	$705	$1,128

Intangible gaming equipment	$6,646	$6,151
Less amortized costs	6,078	5,868
Intangible gaming equipment balance	$568	$283

JET autopilot intellectual property	$1,417	$1,417
Less amortized costs	1,417	1,335
JET autopilot intellectual property balance	$-	$82

g) Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized over seven years. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. Amortization relating to STC's in the year ended  April 30, 2023 and 2022 was $1,267 and $1,295, respectively.

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

Aircraft modifications are performed under fixed-price contracts unless modified with a change order.  Significant payment terms are generally included in these contracts, requiring a 30% to 50% down payment on arrival of the aircraft and include milestone payments throughout the project.  Typically, contracts are less than one year in duration.  Revenue from fixed-priced contracts is recognized on the percentage-of-completion method, measured by the direct labor incurred compared to total estimated direct labor.  Direct labor best represents the progress on a contract.

Revenue from Aircraft Avionics and Special Mission Electronics are recognized when shipped. Payment for these Avionics products is due within 30 days of the invoice date after shipment.

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

k) Gaming Facility Mandated Payment: Boothill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $2,224 and $1,968 in the fiscal year ended April 30, 2023 and 2022, respectively.

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

The computation of the Company basic and diluted earnings per common share is as follows:

(in thousands, except share and per share data)	2023	2022

Net income attributable to Butler National Corporation	$4,516	$10,368
Weighted average common shares outstanding	76,456,631	75,340,131
Dilutive effect of non-qualified stock option plans	-	-
Weighted average common shares outstanding, assuming dilution	76,456,631	75,340,131
Potential common shares if all options were exercised and shares issued	76,456,631	75,340,131
Basic earnings per common share	$0.06	$0.14
Diluted earnings per common share	$0.06	$0.14

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

p) Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2023 and 2022, we had $17,021 and $7,835, respectively in bank deposits that exceeded the federally insured limits.

q) Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.

r) Research and Development: We invested in research and development activities. The amount invested in the year ended April 30, 2023 and 2022 was $3,034 and $2,352 respectively.

s) Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations.

2.	DISAGGREGATION OF REVENUE:

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Year Ended April 30, 2023
	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$38,041	$30,503	$68,544
Europe	-	1,095	1,095
Middle East	-	4,614	4,614
Asia and Other	-	929	929
	$38,041	$37,141	$75,182

Major Product Lines
Casino Gaming Revenue	$30,564	$-	$30,564
Sportsbook Revenue	2,738	-	2,738
Casino Non-Gaming Revenue	4,456	-	4,456
Professional Services	283	-	283
Aircraft Modification	-	24,016	24,016
Aircraft Avionics	-	2,324	2,324
Special Mission Electronics	-	10,801	10,801
	$38,041	$37,141	$75,182

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$22,500	$22,500
Goods or services transferred at a point of sale	38,041	14,641	52,682
	$38,041	$37,141	$75,182

	Year Ended April 30, 2022
	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$37,191	$29,258	$66,449
Europe	-	2,803	2,803
Middle East	-	934	934
Asia and Other	-	1,331	1,331
	$37,191	$34,326	$71,517

Major Product Lines
Casino Gaming Revenue	$32,455	$-	$32,455
Sportsbook Revenue	-	-	-
Casino Non-Gaming Revenue	4,358	-	4,358
Professional Services	378	-	378
Aircraft Modification	-	21,399	21,399
Aircraft Avionics	-	2,373	2,373
Special Mission Electronics	-	10,554	10,554
	$37,191	$34,326	$71,517

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$19,507	$19,507
Goods or services transferred at a point of sale	37,191	14,819	52,010
	$37,191	$34,326	$71,517

3.	ACCOUNTS RECEIVABLE, NET, CONTRACT ASSET AND CONTRACT LIABILITY:

Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	2023	2022
Accounts Receivable, net	$3,793	$3,636
Contract Asset	1,893	1,470
Contract Liability	6,031	820

Accounts Receivables, net consist of $3,793 and $3,636 from customers as of April 30, 2023 and April 30, 2022, respectively. At  April 30, 2023, and 2022, the allowance for doubtful accounts was $205 and $205, respectively.

Contract assets are net of progress payments and performance-based payments from our customers as well as advance payments from customers totaling $1,893 and $1,470 as of April 30, 2023 and 2022. Contract assets increased $423 during 2023, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during 2023 for which we have not yet billed our customers. There were no significant impairment losses related to our contract assets during 2023 and 2022. We expect to bill our customers for the majority of the April 30, 2023 contract assets during fiscal year end 2024.

Contract liabilities increased $5,211 during 2023, primarily due to payments received in excess of revenue recognized on these performance obligations. During 2023, we recognized $820 of our contract liabilities at April 30, 2022 as revenue. During 2022, we recognized $5,798 of our contract liabilities at April 30, 2021, as revenue.

4.	INVENTORY

Inventory is comprised of the following, net of the estimate for obsolete inventory of $275 at April 30, 2023 and $240 at April 30, 2022.

	2023	2022
Parts and raw material	$5,704	$4,722
Work in process	3,194	4,080
Finished goods	49	70
Total Inventory, net of allowance	$8,947	$8,872

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

	2023	2022
Construction in progress	$-	$6,417
Land	4,751	4,751
Building and improvements	47,867	40,962
Aircraft	8,515	8,719
Machinery and equipment	5,547	4,917
Office furniture and fixtures	13,881	11,826
Leasehold improvements	4,032	4,032
	84,593	81,624
Accumulated depreciation	(25,526)	(22,778)
Total property, plant and equipment	$59,067	$58,846

6.	DEBT:

Principal amounts of debt at April 30, 2023 and 2022, consist of the following (in thousands):

Promissory Notes	2023	2022

Bank line of credit, available LOC $2.0 million interest at 8.4% due on demand, secured by a first and second position on all assets of the Company.	-	-
	$-	$-

Long-Term Debt
Note payable, interest at 6.25%, paid off in 2023.	$-	$534

Note payable, interest at 6.25%, secured by real estate. This note payable was paid in full in May 2023.	158	181

Note payable, interest at Secured Overnight Financing Rate (SOFR) plus 1.75% due March 2029, secured by buildings and improvements with a net book value of $652.	946	1,106

Note payable, interest at Secured Overnight Financing Rate (SOFR) plus 1.75% due March 2029, secured by buildings and improvements with a net book value of $702.	434	507

Note payable, interest at 5.32%, this note matures in December 2027, with a balloon payment of $19,250, secured by all of BHCMC's assets and compensation due under the State Management Contract.	30,916	32,667

Note payable, interest at 5.75%, this note matures October 2026, secured by all of BHCMC's assets and compensation due under the State Management Contract.	10,173	12,721

Note payable, interest at 4.35%, due March 2029, secured by Aircraft Security Agreements with a net book value of $358.	1,046	1,197

Note payable, interest at 8.13%, due October 2025, secured by equipment with a net book value of $41.	44	52

	43,717	48,965
Less: Origination fees	312	389
	43,405	48,576
Less: Current maturities	4,987	5,165
	$38,418	$43,411

Maturities of long-term debt are as follows:

Year Ending April 30	Amount
2024	$5,008
2025	5,021
2026	5,201
2027	3,754
2028	2,172
Thereafter	22,561
$43,717

Financial and Other Covenants

We are compliant with the covenants and obligations of each of our notes at April 30, 2023.

7.	LEASE RIGHT-TO-USE:

The Company accounts for its leases under ASU 2016-02 Leases – Topic 842. ASU 2016-02 requires that on the balance sheet a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

We lease the casino as well as hangar and office space with initial lease terms of two, five, and fifty years.

	April 30, 2023	April 30, 2022
Finance lease right-to-use assets	$3,781	$3,240
Less accumulated depreciation	700	512
Total	$3,081	$2,728

Future minimum lease payments for assets under capital leases at April 30, 2023 are as follows:

2024	$263
2025	139
2026	116
2027	118
2028	120
Thereafter	12,828
Total minimum lease payments	13,584
Less amount representing interest	10,109
Present value of net minimum lease payments	3,475
Less current maturities of finance lease liability	145
Finance lease liability, net of current maturities	$3,330

	April 30, 2023	April 30, 2022
Finance lease cost:
Amortization of right-of-use assets	$188	$181
Interest on lease liabilities	188	148
Total finance lease cost	$376	$329

	April 30, 2023	April 30, 2022
Weighted average remaining lease term - Financing leases	46 years	45 years
Weighted average discount rate - Financing leases	5.8%	5.0%

8.	PURCHASE OF NONCONTROLLING INTEREST:

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

The Transaction purchase price was paid by a combination of available cash and an $8.0 million borrowing on a commercial loan with Academy Bank, N.A. (“Academy Bank”). BHCMC executed a Loan Modification Agreement with Academy, dated  October 18, 2021 (“Manager Loan”) and BNSC executed a guaranty of the obligations thereunder. The Manager Loan amended and restated the original $7.0 million loan executed December 22, 2020, with Academy to acquire the casino land and buildings. The other $35 million loan executed in connection with the casino land acquisition in 2020 was unchanged by the Transaction. As of  April 30, 2023, approximately $10.2 million is outstanding under the Manager Loan and it remains secured by real estate in Dodge City with an interest rate of 5.75% fully amortizing over five years. The Manager Loan will now mature on  October 18, 2026.

The following table summarizes the purchase price and accounting of the transaction:

Purchase Price Summary:
Secured notes payable, net of financing costs	$7,914
Forgiven note receivable from seller	780
Cash paid	7,659
Total	$16,353

Accounting Summary:
Capital contributed in excess of par	$6,119
Book basis of the noncontrolling interest in BHCMC, LLC	7,890
Deferred tax asset related to step up in basis	2,344
Total	$16,353

9.	INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2023 and 2022 are as follows (in thousands):

	April 30, 2023	April 30, 2022
Deferred tax liabilities:
Deferred compensation, restricted stock	$(166)	$(358)
Total deferred tax liabilities	(166)	(358)

Deferred tax assets:
Depreciation and amortization	325	1,365
Research and development	738	-
Accounts receivable allowance	55	55
Inventory and other allowances	74	65
Lease right-to-use	114	472
Compensation accruals	156	60
Jackpot reserves	177	111
Total deferred tax assets	1,639	2,128

Less valuation allowance	-	-
Net deferred tax asset	$1,473	$1,770

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	April 30, 2023	April 30, 2022
Statutory federal income tax rate expense, net of noncontrolling interest	21.00%	21.00%
State income tax, net of federal benefits	5.90%	5.38%
Permanent tax	2.19%	-1.12%
Other	1.72%	-1.25%
	30.81%	24.01%

Income tax expense:
Deferred income tax	$297	$174
Current income tax	1,714	3,102
Total income tax expense	$2,011	$3,276

Current income tax expense of $1,714 and $3,102 are comprised of $1,238 and $2,279 in federal income tax and $476 and $823 in state income tax for the years ended April 30, 2023 and 2022, respectively.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its financial condition, results of operations or cashflow. Therefore, no reserve for uncertain income tax position, interest or penalties, have been recorded.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. Federal tax examinations for tax years beginning on May 1, 2019 and prior. There are no current tax examinations.

10.	STOCKHOLDERS' EQUITY:

Common Stock Transactions

During the year ended April 30, 2023, we issued 997,639 shares valued at $783 as the contribution to the Company 401(k) profit sharing plan.  In addition, the Company granted a board member 400,000 shares, valued at $352, under the Butler National Corporation 2016 Equity Incentive Plan.

During the year ended April 30, 2022, we issued 1,328,190 shares valued at $807 as the contribution to the Company 401(k) profit sharing plan.

11.	STOCK OPTIONS AND INCENTIVE PLANS:

In November 2016, the shareholders approved and adopted the Butler National Corporation 2016 Equity Incentive Plan. The maximum number of shares of common stock that may be issued under the Plan is 12.5 million.

On April 12, 2019, the Company granted 2.5 million restricted shares to employees. These shares have voting rights at date of grant and become fully vested and nonforfeitable on April 11, 2024. The restricted shares were valued at $0.38 per share, for a total of $950. On March 17, 2020, the Company granted 5.0 million restricted shares to employees. These shares have voting rights at date of grant and become fully vested and nonforfeitable on March 16, 2025. The restricted shares were valued at $0.41 per share, for a total of $2.0 million. The deferred compensation related to these grants will be expensed on the financial statements over the five-year vesting period.  In July 2022, the Company granted a board member 400,000 shares under the plan.  These shares were fully vested and nonforfeitable on the date of the grant.  These shares were valued at $0.88 per share, for a total of $352.  The compensation related to this grant was expensed in the current period.  No other equity awards have been made under the plan. During the year ended April 30, 2023, 875,000 shares were forfeited. During the year ended April 30, 2022, 50,000 shares were forfeited. At April 30, 2023, total compensation cost related to nonvested awards not recognized is $842, and the weighted average period over which it is expected to be recognized is 1.5 years.

For the year ended  April 30, 2023 and 2022, the Company expensed $357 and $585, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value
Total shares issued	7,900,000	$0.42
Forfeited, in prior periods	(50,000)	$0.40
Forfeited during the year ended April 30, 2022	(50,000)	$0.40
Forfeited during the year ended April 30, 2023	(875,000)	$0.40
Total	6,925,000	$0.43

12.	STOCK REPURCHASE PROGRAM:

The Board of Directors approved a stock purchase program authorizing the repurchase of up to $4,000 of its common stock.  The program was established for the purpose of enabling Butler National Corporation (BNC) to flexibly repurchase its own shares in consideration of factors such as opportunities for strategic investment, BNC's financial condition and the price of its common stock as part of improving capital efficiency.  The program is currently authorized through July 31, 2025.

The table below provides information with respect to common stock purchases by the Company during the year ended April 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$4,000
Shares purchased in prior periods	3,103,633	$0.38	3,103,633	$2,823
Quarter ended July 31, 2021	-	$-	-	$2,823
Quarter ended October 31, 2021 (a)	6,290	$0.62	6,290	$2,819
Quarter ended January 31, 2022	-	$-	-	$2,819
Quarter ended April 30, 2022 (a)	180,503	$0.91	180,503	$2,655
Quarter ended July 31, 2022 (a)	1,639	$0.84	1,639	$2,653
Quarter ended October 31, 2022 (a)	150	$0.70	150	$2,653
Quarter ended January 31, 2023 (a)	85,307	$0.68	85,307	$2,595
Quarter ended April 30, 2023 (a)	2,000	$0.68	2,000	$2,594
Total	3,379,522	$0.42	3,379,522

(a)	These shares of common stock purchased were purchased through private transactions.

13.	COMMITMENTS AND CONTINGENCIES:

Litigation:

From time to time, we may be a defendant and/or plaintiff in various other legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of July 31, 2023, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party averse to our company or has a material interest averse to us.

14.	RELATED-PARTY TRANSACTIONS:

The Company paid consulting fees of $135 and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2023 and 2022 respectively.

The Company paid Edgar Law Firm, LLC, owned by John M. Edgar, a director of Butler National Corporation $113 and $214 in fiscal year ended  April 30, 2023 and 2022 respectively.

Included in accrued liabilities are $244 and $482 as of April 30, 2023 and 2022, respectively, for amounts owed to Clark D. Stewart, former director and CEO, for accrued compensation.

In fiscal 2023, there were three related-person transactions under the relevant standards: Butler National employed the brother (Wayne Stewart as an engineer), son (Craig Stewart as a Vice President) and son-in-law (Jeff Shinkle as an architect) of Clark D. Stewart, former director and CEO. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table shown in the most recent Proxy Statement resulting in compensation of $303, $331 and $254 respectively, for fiscal 2023 and $292, $484 and $247, respectively, for fiscal 2022.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

15.	401(k) PROFIT SHARING PLAN:

We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however, there are only two entry dates per calendar year. The Plan may match subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6 percent of the employee's salary, and a portion of the Company’s profits. Employees are 100 percent vested in the employer's contributions immediately. Our matching contribution, as approved by the Board of Directors was paid in common stock of the Company.  The contribution amount was valued at a weekly weighted average market price of the stock contributed in 2023 and 2022 and was approximately $783 and $807 respectively.

16.	SEGMENT REPORTING AND SALES BY MAJOR CUSTOMER:

Industry Segmentation

Current Activities: The Company focuses on two primary activities, Professional Services and Aerospace Products.

Aerospace Products

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

Special mission electronics principally includes the manufacture, sale, and service of electronics for weapon control systems used on government aircraft and vehicles. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona.

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

Professional Services

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state-owned casino".

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Year Ended April 30, 2023	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$37,758	$24,016	$2,324	$10,801	$283	$75,182
Interest expense	2,419	251	-	47	26	2,743
Depreciation and amortization	2,742	2,718	11	145	282	5,898

Year Ended April 30, 2022	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$36,813	$21,399	$2,373	$10,554	$378	$71,517
Interest expense	2,440	215	-	23	11	2,689
Depreciation and amortization	2,454	2,384	5	161	277	5,281

Our Chief Operating Decision Maker (CODM) does not evaluate operating segments using asset or liability information.

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	2023	2022
Aerospace Products – one customer in 2023, two customers in 2022	14.3%	25.7%
Professional Services	-	-

In fiscal 2023 the Company derived 33.3% of total revenue from five Aerospace customers. The top customer provided 14.3% of total revenue while the next top four customers ranged from 1.9% to 8.3%. At April 30, 2023, we had one customer that accounted for 31.7% of our accounts receivable.

17.	SUBSEQUENT EVENTS:

Subsequent to year end, the Company sold three airplanes and disposed of two airplanes resulting in a gain on sale of $440.

On May 9, 2023, the employment of Clark D. Stewart with the Company was terminated by Mr. Stewart for good reason. This resulted in the forfeiture of 1.1 million restricted shares of Company stock.

On July 11, 2023, the Company purchased 974,120 shares of Company stock, at $0.70 per share, from the brother of our former CEO, Clark D. Stewart.  The stock acquired was placed in treasury.

Clark D. Stewart and Craig D. Stewart tendered resignations as members of the board of the directors (the “Board”) of  Butler National Corporation on July 20, 2023, effective on July 28, 2023. Following the resignation of Clark D. Stewart and Craig D. Stewart, the size of the Board will be reduced from seven directors to five directors.

Clark D. Stewart and Craig D. Stewart each entered into a Separation and Mutual Release Agreement with the Company, each of the other directors, and with the Company’s executive officers dated July 20, 2023.  Pursuant to the Agreements, in consideration of a mutual general release of claims, Clark D. Stewart and Craig D. Stewart were each paid a lump sum severance benefit, which totaled $2.7 million for Clark D. Stewart and $1.8 million for Craig D. Stewart. In addition, the Company purchased 3,956,267 shares of Company stock from Clark D. Stewart and 1,933,402 shares of Company stock from Craig D. Stewart at $0.739 per share. The stock acquired was placed in treasury.

On July 20, 2023, the Board approved an increase of the size of the Company’s stock repurchase program from $4 million to $9 million. The program is authorized through July 31, 2025. After giving effect to the redemptions above, approximately $2.6 million will remain under the stock repurchase program for future purchases.

The Company evaluated its April 30, 2023, consolidated financial statements for subsequent events through July 31, 2023, the filing date of this report. The Company is not aware of any other subsequent events that would require recognition or disclosure in the consolidated financial statements.