Form 10-Q
period 2023-07-31
BUTLER NATIONAL CORP
filed 2023-09-14
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

Registrant's telephone number, including area code: (913) 829-4606

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 14, 2023 was 68,727,900 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of July 31, 2023 and April 30, 2023

(in thousands except per share data)

	July 31, 2023	April 30, 2023
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$14,236	$21,997
Accounts receivable, net	3,260	3,793
Inventory, net	9,047	8,947
Contract asset	3,169	1,893
Prepaid expenses and other current assets	2,066	3,532
Total current assets	31,778	40,162

LEASE RIGHT-TO-USE ASSET, net	3,033	3,081

PROPERTY, PLANT AND EQUIPMENT, net	58,335	59,067

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $10,886 at July 31, 2023 and $10,603 at April 30, 2023)	9,061	8,722

OTHER ASSETS:
Other assets (net of accumulated amortization of $12,469 at July 31, 2023 and $12,290 at April 30, 2023)	1,320	1,401
Deferred tax asset, net	1,473	1,473
Total other assets	2,793	2,874
Total assets	$105,000	$113,906

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,168	$5,320
Current maturities of long-term debt	4,815	4,987
Current maturities of lease liability	136	145
Contract liability	9,256	6,031
Gaming facility mandated payment	1,449	1,730
Compensation and compensated absences	1,543	6,722
Income taxes payable	493	228
Other current liabilities	350	214
Total current liabilities	22,210	25,377

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	37,252	38,418
Lease liability, net of current maturities	3,322	3,330
Total long-term liabilities	40,574	41,748
Total liabilities	62,784	67,125

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: Authorized 100,000,000 shares, issued 79,571,211 shares, and outstanding 68,727,900 shares at July 31, 2023 and issued 80,871,211 shares, and outstanding 76,891,689 shares at April 30, 2023	795	808
Capital contributed in excess of par	13,411	13,647
Treasury stock at cost, 10,843,311 shares at July 31, 2023 and 3,979,522 shares at April 30, 2023	(7,173)	(2,138)
Retained earnings	35,183	34,464
Total stockholders' equity	42,216	46,781
Total liabilities and stockholders' equity	$105,000	$113,906

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED July 31, 2023 AND 2022

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	July 31,
	2023	2022
REVENUE:
Professional services	$9,041	$8,962
Aerospace products	8,144	6,342
Total revenues	17,185	15,304

COSTS AND EXPENSES:
Cost of professional Services	3,946	3,623
Cost of aerospace products	7,326	4,827
Marketing and advertising	1,278	1,331
General, administrative and other	3,498	3,898
Total costs and expenses	16,048	13,679

OPERATING INCOME	1,137	1,625

OTHER INCOME (EXPENSE):
Interest expense	(639)	(723)
Gain on sale of airplanes	440	-
Gain on sale of building	-	69
Interest income	47	-
Total other expense	(152)	(654)

INCOME BEFORE INCOME TAXES	985	971

PROVISION FOR INCOME TAXES:
Provision for income taxes	266	260
Deferred income taxes	-	280

NET INCOME	$719	$431

BASIC EARNINGS PER COMMON SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	75,198,532	76,456,284

DILUTED EARNINGS PER COMMON SHARE	$0.01	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	75,198,532	76,456,284

See accompanying notes to condensed consolidated financial statements (unaudited)

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three MONTHS ENDED July 31, 2023 AND 2022

(dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2022	80,348,572	$803	$12,160	3,890,426	$(2,077)	$29,948	$40,834

Stock repurchase	-	-	-	1,639	(2)	-	(2)

Stock awarded to Director	400,000	4	348	-	-	-	352

Deferred compensation, restricted stock	(75,000)	-	132	-	-	-	132

Net Income	-	-	-	-	-	431	431

Balance, July 31, 2022	80,673,572	$807	$12,640	3,892,065	$(2,079)	$30,379	$41,747

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2023	80,871,211	$808	$13,647	3,979,522	$(2,138)	$34,464	$46,781

Stock repurchase	-	-	-	6,863,789	(5,035)	-	(5,035)

Deferred compensation, restricted stock	(1,300,000)	(13)	(236)	-	-	-	(249)

Net Income	-	-	-	-	-	719	719

Balance, July 31, 2023	79,571,211	$795	$13,411	10,843,311	$(7,173)	$35,183	$42,216

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three MONTHS ENDED July 31, 2023 AND 2022

(in thousands)

(unaudited)

	THREE MONTHS ENDED
	July 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$719	$431
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,423	1,458
Stock awarded to director	-	352
Deferred income tax expense	-	280
Gain on sale of airplane	(440)	-
Gain on sale of building	-	(69)
Deferred compensation, restricted stock	(249)	132

Changes in operating assets and liabilities:
Accounts receivable	533	21
Inventory	(100)	(449)
Contract assets	(1,276)	326
Prepaid expenses and other assets	1,466	(241)
Accounts payable	(1,152)	(37)
Contract liability	3,225	3,344
Lease liability	48	45
Accrued liabilities	(5,179)	(372)
Gaming facility mandated payment	(281)	(308)
Income tax payable	265	260
Other liabilities	136	137
Net cash provided by (used in) operating activities	(862)	5,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(901)	(1,797)
Proceeds from sale of airplane	440	-
Proceeds from sale of building	-	164
Net cash used in investing activities	(461)	(1,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,338)	(1,302)
Repayments on right-to-use lease liability	(65)	(64)
Repurchase of common stock	(5,035)	(2)
Net cash used in financing activities	(6,438)	(1,368)

NET INCREASE (DECREASE) IN CASH	(7,761)	2,309

CASH, beginning of period	21,997	12,487

CASH, end of period	$14,236	$14,796

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$637	$713
Income taxes paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITY:
Lease right-of-use assets purchased	$-	$541
Lease liability for purchase of assets under lease	$-	$541

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2023. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2023 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2024.

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

2)	Identify the performance obligations in the contract

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

3)	Determine the transaction price

The transaction price is the amount that an entity allocates to the performance obligations identified in the contract and, therefore, represents the amount of revenue recognized as those performance obligations are satisfied. The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer.

4)	Allocate the transaction price to the performance obligations in the contract

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

5)	Recognize revenue when, or as, we satisfy a performance obligation

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

4. Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended July 31, 2023			Three Months Ended July 31, 2022
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$9,041	$6,951	$15,992	$8,962	$5,997	$14,959
Europe	-	952	952	-	183	183
Other	-	241	241	-	162	162
	$9,041	$8,144	$17,185	$8,962	$6,342	$15,304

Major Product Lines
Casino Gaming Revenue	$7,198	$-	$7,198	$7,816	$-	$7,816
Sportsbook Revenue	701	-	701	-	-	-
Casino Non-Gaming Revenue	1,090	-	1,090	1,077	-	1,077
Professional Services	52	-	52	69	-	69
Aircraft Modification	-	5,483	5,483	-	3,836	3,836
Aircraft Avionics	-	744	744	-	715	715
Special Mission Electronics	-	1,917	1,917	-	1,791	1,791
	$9,041	$8,144	$17,185	$8,962	$6,342	$15,304

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$5,213	$5,213	$-	$3,251	$3,251
Goods or services transferred at a point of sale	9,041	2,931	11,972	8,962	3,091	12,053
	$9,041	$8,144	$17,185	$8,962	$6,342	$15,304

5. Accounts receivable, net, contract asset and contract liability

Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	July 31,	April 30,
	2023	2023
Accounts Receivable, net	$3,260	$3,793
Contract Asset	3,169	1,893
Contract Liability	9,256	6,031

Accounts receivable, net consist of $3,260 and $3,793 from customers as of  July 31, 2023 and April 30, 2023, respectively. At July 31, 2023 and April 30, 2023, the allowance for doubtful accounts was $205 and $205, respectively.

Contract assets are net of progress payments and performance based payments from our customers totaling $3,169 and $1,893 as of July 31, 2023 and April 30, 2023. Contract assets increased $1,276 during the three months ended July 31, 2023, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the three months ended July 31, 2023. There were no significant impairment losses related to our contract assets during the three months ended July 31, 2023. We expect to bill our customers for the majority of the July 31, 2023 contract assets during fiscal year end 2024.

Contract liabilities increased $3,225 during the three months ended July 31, 2023, primarily due to payments received in excess of the revenue recognized on these performance obligations.

6. Inventory

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

Inventory is comprised of the following, net of the estimate for obsolete inventory of $275 at July 31, 2023 and $275 at April 30, 2023.

	July 31, 2023	April 30, 2023
Parts and raw material	$5,683	$5,704
Work in process	3,305	3,194
Finished goods	59	49
Total Inventory, net of allowance	$9,047	$8,947

7. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	July 31, 2023	April 30, 2023
Land	$4,751	$4,751
Building and improvements	47,867	47,867
Aircraft	7,193	8,515
Machinery and equipment	5,627	5,547
Office furniture and fixtures	14,054	13,881
Leasehold improvements	4,032	4,032
	83,524	84,593
Accumulated depreciation	(25,189)	(25,526)
Total property, plant and equipment	$58,335	$59,067

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

8. Use of Estimates:
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

9. Research and Development:

We invested in research and development activities. The amount invested in the three months ended July 31, 2023 and 2022 was $828 million and $631, respectively.

10. Debt: At  July 31, 2023 , the Company has a line of credit with Kansas State Bank in the form of a promissory note with an interest rate 8.4% totaling $2,000. The unused line at July 31, 2023  was $2,000. There were no advances made on the line of credit during the quarter ended  July 31, 2023. The line of credit is due on demand and is secured by a first and second position on all assets of the Company.

One note with Academy Bank, N.A. for $30,274 secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.32% payable over seven years with an initial twenty-year amortization and a balloon payment of $19,250 in December 2027. The second note with Academy Bank, N.A. for $9,424 is secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.75% payable in full over five years. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash. We are in compliance with these covenants at July 31, 2023.

At July 31, 2023, there was a note payable with Bank of America, N.A. with a balance of $907. The interest rate on this note is at SOFR plus 1.75%.  The loan is secured by buildings and improvements having a net book value of $640.  This note matures in March 2029.

At July 31, 2023, there is a note payable with Bank of America, N.A. with a balance of $416.  The interest rate on this note is at SOFR plus 1.75%.  This loan is secured by buildings and improvements with a net book value of $691.  This note matures in March 2029.

At July 31, 2023, there was a note payable with Patriots Bank with an interest rate of 4.35% totaling $1,007.  This loan is secured by aircraft security agreements with a net book value of $920.  This note matures in March 2029.

At July 31, 2023, there is a note payable with an interest rate of 8.13% totaling $39 secured by equipment with a net book value of $39. This note matures in October 2025.

We are compliant with the covenants and obligations of each of our notes as of July 31, 2023, and September 14, 2023.

11. Other Assets:

Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $6,744 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, JET autopilot intellectual property of $1,417 and miscellaneous other assets of $128. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024. The State of Kansas approved a renewal management contract and an amendment to the current management contract for our Professional Services company BNSC assumed by BHCMC. The renewal will take effect December 15, 2024, and continue to 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is fully amortized.

12. Stock Options and Incentive Plans:

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

For the three months ended July 31, 2023 the Company expensed $104 and received a net benefit from the forfeiture of shares of $353 for a net benefit of $249.  For the three months ended  July 31, 2022, the Company expensed $484.

	Number of Shares	Weighted Average Grant Date Fair Value
Total shares issued	7,900,000	$0.42
Forfeited, in prior periods	(100,000)	$0.40
Forfeited, during the year ended April 30, 2023	(875,000)	$0.40
Forfeited, during the three months ended July 31, 2023	(1,300,000)	$0.40
Total	5,625,000	$0.43

13. Stock Repurchase Program:

In July 2023, the Board of Directors approved an increase in the size of the Company's stock repurchase program from $4 million to $9 million.  The program was established for the purpose of enabling Butler National Corporation (BNC) to flexibly repurchase its own shares in consideration of factors such as opportunities for strategic investment, BNC's financial condition and the price of its common stock as part of improving capital efficiency.  The program is currently authorized through July 31, 2025.

The table below provides information with respect to common stock purchases by the Company through July 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods	3,290,426	$0.40	3,290,426	$2,655
Quarter ended July 31, 2022 (a)	1,639	$0.84	1,639	$2,653
Quarter ended October 31, 2022 (a)	150	$0.70	150	$2,653
Quarter ended January 31, 2023 (a)	85,307	$0.68	85,307	$2,595
Quarter ended April 30, 2023 (a)	2,000	$0.68	2,000	$2,594
Increase in program authorization July 2023	-	$-	-	$7,594
Quarter ended July 31, 2023 (a)	6,863,789	$0.73	6,863,789	$2,560
Total	10,243,311	$0.63	10,243,311

(a)	These shares of common stock were purchased through a private transaction

14. Lease Right-to-Use:

We lease hangars and office space with initial lease terms of five, forty-six, and fifty years.

July 31, 2023
Lease right-to-use assets	$3,781
Less accumulated depreciation	748
Total	$3,033

Future minimum lease payments for assets under finance leases at July 31, 2023 are as follows:

2024	$252
2025	114
2026	116
2027	119
2028	121
Thereafter	12,798
Total minimum lease payments	13,520
Less amount representing interest	10,062
Present value of net minimum lease payments	3,458
Less current maturities of lease liability	136
Lease liability, net of current maturities	$3,322

Finance lease costs at July 31, 2023 and  July 31, 2022 are as follows:

	July 31, 2023	July 31, 2022
Finance lease cost:
Amortization of right-of-use assets	$47	$46
Interest on lease liabilities	48	45
Total finance lease cost	$95	$91

	July 31, 2023	July 31, 2022
Weighted average remaining lease term - Financing leases (in years)	44	45
Weighted average discount rate - Financing leases	5.8%	5.0%

15. Segment Reporting and Sales by Major Customer:

Industry Segmentation

Current Activities - The Company focuses on two primary activities, Professional Services and Aerospace Products.

Aerospace Products:

Aircraft Modifications principally includes the modification of customer and company owned business-size aircraft for specific operations or special missions such as addition of aerial photography capabilities, mapping, search and rescue, and ISR modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon").

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

Professional Services:

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state-owned casino".

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Three Months Ended July 31, 2023	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$8,989	$5,483	$744	$1,917	$52	$17,185
Interest expense	556	58	-	16	9	639
Depreciation and amortization	648	713	3	32	27	1,423
Operating income (loss)	2,314	(793)	(86)	721	(1,019)	1,137

Three Months Ended July 31, 2022	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$8,893	$3,836	$715	$1,791	$69	$15,304
Interest expense	642	66	-	7	8	723
Depreciation and amortization	626	740	2	39	51	1,458
Operating income (loss)	2,642	54	48	616	(1,735)	1,625

Our Chief Operating Decision Maker (CODM) does not evaluate operating segments using asset or liability information.

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022
Aerospace Products – two customers in the three months ended July 31, 2023, one customer in the three months ended July 31, 2022	23.8%	11.7%
Professional Services	-	-

In the three months ended July 31, 2023 the Company derived 33.8% of total revenue from five Aerospace customers. The top customer provided 12.9% of total revenue while the next top four customers ranged from 2.0% to 10.9%.

16. Subsequent Events:

The Company evaluated its July 31, 2023 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

Forward-Looking Statements

Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2023, and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2023, including the following factors:

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

Products. The aviation-related products that the companies within this group design, engineer, manufacture, integrate, install, repair and service include:

●	Aerial mapping, search and rescue, and surveillance products	●	GARMIN GTN Global Position System Navigator with Communication Transceiver

●	Aerodynamic enhancement products	●	J.E.T. autopilot products

●	Standby instrument systems	●	Electrical systems and switching equipment

●	Avcon stability enhancing fins	●	Rate gyroscopes

●	ADS-B (transponder) systems	●	Replacement vertical accelerometers

●	Cargo/sensor carrying pods and radomes	●	Provisions to allow carrying of external stores

●	Electronic navigation instruments, radios and transponders	●	Attitude and heading reference systems

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

Boot Hill. Butler National Service Corporation (“BNSC”), and BHCMC, LLC (“BHCMC”), companies in Professional Services, manage The Boot Hill Casino and Resort in Dodge City, Kansas (“Boot Hill”) pursuant to the Lottery Gaming Facility Management Contract, by and among BNSC, BHCMC and the Kansas Lottery, as subsequently amended (“Boot Hill Agreement”). As required by Kansas law, all games, gaming equipment and gaming operations, including sports wagering, at Boot Hill are owned and operated by the Kansas Lottery. On September 1, 2022, sports wagering became legal in the State of Kansas.  The Company entered into a provider contract with DraftKings for interactive/mobile sports wagering.  In addition to an online platform, the Company also features a DraftKings branded sports book at Boot Hill that opened on February 28, 2023.

Architectural Services. A Company in Professional Services provides licensed architectural, including commercial and industrial building design.  The Company is in the process of winding down its architectural business.

Results Overview

The three months ended July 31, 2023 revenue increased 12% to $17.2 million compared to $15.3 million in the three months ended July 31, 2022. In the three months ended July 31, 2023 the professional services revenue was $9.0 million compared to $9.0 million in the three months ended July 31, 2022, an increase of 1%. In the three months ended July 31, 2023 the Aerospace Products revenue was $8.1 million compared to $6.3 million in the three months ended July 31, 2022, an increase of 28%.

The three months ended July 31, 2023 net income increased to $719 compared to a net income of $431 in the three months ended July 31, 2022.  The three months ended July 31, 2023, operating income decreased to $1.1 million from an operating income of $1.6 million in the three months ended July 31, 2022.

RESULTS OF OPERATIONS

three months ended July 31, 2023 COMPARED TO three months ended July 31, 2022

(dollars in thousands)	Three Months Ended July 31, 2023	Percent of Total Revenue	Three Months Ended July 31, 2022	Percent of Total Revenue	Percent Change 2022-2023
Revenue:
Professional Services	$9,041	53%	$8,962	59%	1%
Aerospace Products	8,144	47%	6,342	41%	28%
Total revenue	17,185	100%	15,304	100%	12%

Costs and expenses:
Costs of Professional Services	3,946	23%	3,623	24%	9%
Cost of Aerospace Products	7,326	43%	4,827	31%	52%
Marketing and advertising	1,278	7%	1,331	9%	-4%
General, administrative and other	3,498	20%	3,898	25%	-10%
Total costs and expenses	16,048	93%	13,679	89%	17%
Operating income	$1,137	7%	$1,625	11%	-30%

Revenue:

Revenue increased 12% to $17.2 million in the three months ended July 31, 2023, compared to $15.3 million in the three months ended July 31, 2022. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, and management support services. Revenue from Professional Services increased 1% for the three months to $9.0 million at July 31, 2023 compared to $9.0 million at July 31, 2022. The new sports wagering platform brought in $701 of revenue that did not exist in first quarter of fiscal year 2023.  Furthermore, casino gaming revenue decreased $618 due to a decrease in patron spend per visit.  We believe this was primarily due to increased inflation and drought conditions in our primary market area causing a decrease in discretionary spending.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 28% for the three months to $8.1 million at July 31, 2023 compared to $6.3 million at July 31, 2022. The increase in revenue is mainly due to an increase in the aircraft modification business of $1.7 million.  The development of new STC's and our marketing efforts for them in both domestic and international markets support this increase.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased  17% to $16.0 million in the three months ended July 31, 2023 compared to $13.7 million in the three months ended July 31, 2022. Costs and expenses were 93% of total revenue in the three months ended July 31, 2023, as compared to 89% of total revenue in the three months ended July 31, 2022.  The increase is primarily due to an increase in material and labor costs.

Costs of Professional Services increased 9% in the three months ended July 31, 2023 to $3.9 million compared to $3.6 million in the three months ended July 31, 2022. Costs were 23% of total revenue in the three months ended July 31, 2023, as compared to 24% of total revenue in the three months ended July 31, 2022.  The increase is directly related to an increase in labor costs.

Costs of Aerospace Products increased 52% in the three months ended July 31, 2023 to $7.3 million compared to $4.8 million for the three months ended July 31, 2022. Costs were 43% of total revenue in the three months ended July 31, 2023, as compared to 31% of total revenue in the three months ended July 31, 2022.  The increase is directly related to an increase in material and labor costs.

Marketing and advertising expenses decreased 4% in the three months ended July 31, 2023, to $1.3 million compared to $1.3 million in the three months ended July 31, 2022. Expenses were 7% of total revenue in the three months ended July 31, 2023, as compared to 9% of total revenue in the three months ended July 31, 2022. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

General, administrative and other expenses as a percent of total revenue was 20% in the three months ended July 31, 2023, compared to 25% in the three months ended July 31, 2022. These expenses decreased 10% to $3.5 million in the three months ended July 31, 2023, from $3.9 million in the three months ended July 31, 2022. The decrease is primarily due to the stock award of $352 and cash compensation of $140 awarded to a board member expensed in July of 2022.

Other expense:

Interest expense was $639 in the three months ended July 31, 2023, compared with interest expense of $723 in the three months ended July 31, 2022.

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

The following table presents a summary of our operating segment information for the three months ended July 31, 2023 and July 31, 2022:

(dollars in thousands)	Three Months Ended July 31, 2023	Percent of Total Revenue	Three Months Ended July 31, 2022	Percent of Total Revenue	Percent Change 2022-2023
Professional Services
Revenue
Boot Hill Casino	$8,989	99%	$8,893	99%	1%
Management/Professional Services	52	1%	69	1%	-25%
Revenue	9,041	100%	8,962	100%	1%

Costs of Professional Services	3,946	44%	3,623	41%	9%
Expenses	3,343	37%	3,328	37%	0%
Total costs and expenses	7,289	81%	6,951	78%	5%
Professional Services operating income	$1,752	19%	$2,011	22%	-13%

(dollars in thousands)	Three Months Ended July 31, 2023	Percent of Total Revenue	Three Months Ended July 31, 2022	Percent of Total Revenue	Percent Change 2022-2023
Aerospace Products
Revenue	$8,144	100%	$6,342	100%	28%

Costs of Aerospace Products	7,326	90%	4,827	76%	52%
Expenses	1,433	18%	1,901	30%	-25%
Total costs and expenses	8,759	108%	6,728	106%	30%

Aerospace Products operating (loss)	$(615)	-8%	$(386)	-6%	59%

Professional Services

●

Revenue from Professional Services increased 1% for the three months ended July 31, 2023 to $9.0 million compared to $9.0 million for the three months ended July 31, 2022.

In the three months ended July 31, 2023 Boot Hill Casino received gross receipts for the State of Kansas of $12.2 million compared to $12.2 million for the three months ended July 31, 2022. Mandated fees, taxes and distributions reduced gross receipts by $3.7 million resulting in gaming revenue of $8.5 million for the three months ended July 31, 2023, compared to a reduction to gross receipts of $3.8 million resulting in gaming revenue of $8.4 million for the three months ended July 31, 2022. Sportsbook revenue was $701 in the three months ended July 31, 2023 compared to $0 in the three months ended July 31, 2022. Non-gaming revenue at Boot Hill Casino remained constant at $1.1 million for the three months ended July 31, 2023, compared to $1.1 million for the three months ended July 31, 2022.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino remained constant at $52 for the three months ended July 31, 2023, compared to $69 for the three months ended July 31, 2022.

●

Costs of Professional Services increased 9% in the three months ended July 31, 2023 to $3.9 million compared to $3.6 million in the three months ended July 31, 2022. Costs were 44% of segment total revenue in the three months ended July 31, 2023, as compared to 41% of segment total revenue in the three months ended July 31, 2022.  The increase is directly related to an increase in labor costs.

●

Expenses remained constant in the three months ended July 31, 2023 to $3.3 million compared to $3.3 million in the three months ended July 31, 2022. Expenses were 37% of segment total revenue in the three months ended July 31, 2023, as compared to 37% of segment total revenue in the three months ended July 31, 2022.

Aerospace Products

●

Revenue increased 28% to $8.1 million in the three months ended July 31, 2023, compared to $6.3 million in the three months ended July 31, 2022.  The increase in revenue is mainly due to an increase in the aircraft modification business of $1.7 million.  The development of new STC's and our marketing efforts for them in both domestic and international markets support this increase.

●

Costs of Aerospace Products increased 52% in the three months ended July 31, 2023 to $7.3 million compared to $4.8 million for the three months ended July 31, 2022.  Costs were 90% of segment total revenue in the three months ended July 31, 2023, as compared to 76% of segment total revenue in the three months ended July 31, 2022. The increase is directly related to the increase in material and labor costs.

●

Expenses decreased 25% in the three months ended July 31, 2023 to $1.4 million compared to $1.9 million in the three months ended July 31, 2022.  Expenses were 18% of segment total revenue in the three months ended July 31, 2023, as compared to 30% of segment total revenue in the three months ended July 31, 2022. The decrease is primarily due to the stock award of $352 and cash compensation of $140 awarded to a board member expensed in July 2022.

Employees

Other than persons employed by our gaming subsidiaries there were 102 full time and 4 part time employees on July 31, 2023, compared to 113 full time and 5 part time employees on July 31, 2022. As of September 8, 2023 staffing is 105 full time and 3 part time employees. Our staffing at Boot Hill Casino & Resort on July 31, 2023 was 203 full time and 55 part time employees compared to 194 full time and 57 part time employees on July 31, 2022. At September 8, 2023 there are 193 full time and 56 part time employees. None of the employees are subject to any collective bargaining agreements.

Liquidity and Capital Resources

Overview

Butler National is a holding company. Our ability to fund our obligations depends on existing cash on hand, cash flow from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources have been cash on hand, cash flow from operations, borrowings under our lines of credit and notes payable (as further described below) and proceeds from the issuance of debt and equity securities. We assess liquidity in terms of the ability to generate cash or obtain financing in order to fund operating, investing and debt service requirements. Our primary ongoing cash requirements include the funding of operations, capital expenditures, acquisitions and other investments in line with our business strategy and debt repayment obligations and interest payments. Our strategy has been to maintain moderate leverage and substantial capital resources in order to take advantage of opportunities, to invest in our businesses and develop new streams of income that may be profitable. As such, we have continued to invest in developing and marketing new STCs and growing our established sports wagering platform. We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2024 and beyond.

Operating Activities

During the three months ended July 31, 2023 our cash position decreased by $7.8 million. Net income was $719  for the three months ended July 31, 2023. Cash flows used in operating activities was $862 for the three months ended July 31, 2023. Non-cash activities consisting of depreciation and amortization provided $1.4 million, gain on sale of airplane used $440 and deferred compensation used $249. Contract assets decreased our cash position by $1.3 million. Contract liability increased our cash position by $3.2 million. Inventories decreased our cash position by $100. Accounts receivable increased our cash position by $533. Gaming facility mandated payments decreased our cash position by $281. Prepaid expenses and other assets increased our cash by $1.5 million. A decrease in accounts payable and accrued liabilities and an increase in lease liabilities and other current liabilities decreased our cash by $6.2 million.  Income tax payable increased our cash position by $265.

Investing Activities

Cash used in investing activities was $461 million for the three months ended July 31, 2023. We invested $622 towards STCs, and $279 on equipment and furnishings. We received $440 in proceeds from the sale of airplanes.

Financing Activities

Cash used by financing activities was $6.4 million for the three months ended July 31, 2023. We made repayments on our debt of $1.3 million. We made repayments on lease right-to-use of $65. We purchased company stock of $5.0 million. The stock acquired was placed in treasury.

Capital Expenditures

The Company anticipates capital expenditures in fiscal year 2024 to be approximately $7.0 million, consisting of $2.0 million on STC's and $5.0 million on equipment. We anticipate our cash balance will be sufficient to cover cash requirements through the current fiscal year.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2024. From fiscal year 2023 to fiscal year 2024 most of the increases we experienced were in material and labor costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel costs and possibly interest rates to rise in fiscal 2024 and 2025.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2023.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the three months ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A.	RISK FACTORS.
Smaller reporting companies are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the first quarter of fiscal 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2023 - May 31, 2023	-	$-	-	$2,594,000
June 1, 2023 - June 30, 2023	-	$-	-	$2,594,000
Increase in program authorization July 2023	-	$-	-	$7,594,000
July 1, 2023 - July 31, 2023	6,863,789	$0.73	6,863,789	$2,560,000
Total	6,863,789	$0.73	6,863,789

(a) Our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $4,000,000 in the second quarter of fiscal 2020. In July 2023, the Board of Directors approved an increase in the size of the Company's stock repurchase program from $4,000,000 to $9,000,000. The timing and amount of any share repurchases will be determined by Butler National's management based on market conditions and other factors. The program is currently authorized through July 31, 2025.

Item 3.		DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.		MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.		OTHER INFORMATION.
None.

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

	4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

	4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

	10.1	Separation and Mutual Release Agreement dated July 20, 2023 among the Company, Clark Stewart, and the other directors and executive officers of Butler National Corporation, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on July 26, 2023.

	10.2	Separation and Mutual Release Agreement dated July 20, 2023 among the Company, Craig Stewart, and the other directors and executive officers of Butler National Corporation, incorporated by reference to Exhibit 10.2 of our Form 8-K filed on July 26. 2023.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2023 and April 30, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended July 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2023 and 2022 and (v) the Notes to Consolidated Financial Statements, with detail tagging.

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2023, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

September 14, 2023	/s/ Christopher J. Reedy
Date	Christopher J. Reedy
(President and Chief Executive Officer)

September 14, 2023	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer and Secretary)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

10.1	Separation and Mutual Release Agreement dated July 20, 2023 among the Company, Clark Stewart, and the other directors and executive officers of Butler National Corporation, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on July 26, 2023.

10.2	Separation and Mutual Release Agreement dated July 20, 2023 among the Company, Craig Stewart, and the other directors and executive officers of Butler National Corporation, incorporated by reference to Exhibit 10.2 of our Form 8-K filed on July 26, 2023.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2023 and April 30, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended July 31, 2023 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2023 and 2023, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2023, formatted in Inline XBRL (included as Exhibit 101)