Form 10-Q
period 2023-10-31
BUTLER NATIONAL CORP
filed 2023-12-15
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

The number of shares outstanding of the Issuer's Common Stock, $0.01 par value, as of December 15, 2023 was 69,025,600 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 31, 2023 and April 30, 2023

(in thousands except per share data)

	October 31, 2023	April 30, 2023
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$18,324	$21,997
Accounts receivable, net	5,578	3,793
Inventory, net	9,239	8,947
Contract asset	1,755	1,893
Prepaid expenses and other current assets	1,932	3,532
Total current assets	36,828	40,162

LEASE RIGHT-TO-USE ASSET, net	2,986	3,081

PROPERTY, PLANT AND EQUIPMENT, net	60,136	59,067

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $11,165 at October 31, 2023 and $10,603 at April 30, 2023)	9,044	8,722

OTHER ASSETS:
Other assets (net of accumulated amortization of $12,642 at October 31, 2023 and $12,290 at April 30, 2023)	1,146	1,401
Deferred tax asset, net	1,473	1,473
Total other assets	2,619	2,874
Total assets	$111,613	$113,906

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,820	$5,320
Current maturities of long-term debt	4,858	4,987
Current maturities of lease liability	99	145
Contract liability	4,680	6,031
Gaming facility mandated payment	1,687	1,730
Compensation and compensated absences	1,485	6,722
Income taxes payable	1,599	228
Other current liabilities	528	214
Total current liabilities	24,756	25,377

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	36,026	38,418
Lease liability, net of current maturities	3,339	3,330
Total long-term liabilities	39,365	41,748
Total liabilities	64,121	67,125

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: Authorized 100,000,000 shares, issued 79,871,211 shares, and outstanding 69,025,600 shares at October 31, 2023 and issued 80,871,211 shares, and outstanding 76,891,689 shares at April 30, 2023	798	808
Capital contributed in excess of par	13,734	13,647
Treasury stock at cost, 10,845,611 shares at October 31, 2023 and 3,979,522 shares at April 30, 2023	(7,174)	(2,138)
Retained earnings	40,134	34,464
Total stockholders' equity	47,492	46,781
Total liabilities and stockholders' equity	$111,613	$113,906

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED October 31, 2023 AND 2022

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	October 31,
	2023	2022
REVENUE:
Professional services	$9,770	$9,745
Aerospace products	9,832	9,581
Total revenues	19,602	19,326

COSTS AND EXPENSES:
Cost of professional Services	4,006	3,752
Cost of aerospace products	6,852	6,582
Marketing and advertising	1,361	1,368
General, administrative and other	3,785	3,622
Total costs and expenses	16,004	15,324

OPERATING INCOME	3,598	4,002

OTHER INCOME (EXPENSE):
Interest expense	(615)	(707)
Gain on sale of airplanes	3,729	-
Interest income	70	-
Total other income (expense)	3,184	(707)

INCOME BEFORE INCOME TAXES	6,782	3,295

PROVISION FOR INCOME TAXES:
Provision for income taxes	1,831	612

NET INCOME	$4,951	$2,683

BASIC EARNINGS PER COMMON SHARE	$0.07	$0.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	69,502,008	76,781,461

DILUTED EARNINGS PER COMMON SHARE	$0.07	$0.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	69,502,008	76,781,461

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE Six MONTHS ENDED October 31, 2023 AND 2022

(in thousands, except per share data)

(unaudited)

	SIX MONTHS ENDED
	October 31,
	2023	2022
REVENUE:
Professional Services	$18,810	$18,707
Aerospace Products	17,976	15,922
Total revenue	36,786	34,629

COSTS AND EXPENSES:
Cost of Professional Services	7,952	7,375
Cost of Aerospace Products	14,178	11,409
Marketing and advertising	2,639	2,699
General, administrative and other	7,282	7,519
Total costs and expenses	32,051	29,002

OPERATING INCOME	4,735	5,627

OTHER INCOME (EXPENSE):
Interest expense	(1,254)	(1,430)
Gain on sale of airplane	4,169	-
Gain on sale of building	-	69
Interest income	117	-
Total other income (expense)	3,032	(1,361)

INCOME BEFORE INCOME TAXES	7,767	4,266

PROVISION FOR INCOME TAXES
Provision for income taxes	2,097	872
Deferred income tax	-	280

NET INCOME	5,670	3,114

BASIC EARNINGS PER COMMON SHARE	$0.08	$0.04

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	72,005,204	76,618,873

DILUTED EARNINGS PER COMMON SHARE	$0.08	$0.04

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	72,005,204	76,618,873

See accompanying notes to condensed consolidated financial statements (unaudited)

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE six MONTHS ENDED October 31, 2023 AND 2022

(dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2022	80,348,572	$803	$12,160	3,890,426	$(2,077)	$29,948	$40,834

Deferred compensation, restricted stock	(75,000)	-	132	-	-	-	132

Stock repurchase	-	-	-	1,639	(2)	-	(2)

Stock awarded to Director	400,000	4	348	-	-	-	352

Net Income	-	-	-	-	-	431	431

Balance, July 31, 2022	80,673,572	$807	$12,640	3,892,065	$(2,079)	$30,379	$41,747

Deferred compensation, restricted stock	-	-	146	-	-	-	146

Stock repurchase	-	-	-	150	-	-	-

Net Income	-	-	-	-	-	2,683	2,683

Balance, October 31, 2022	80,673,572	$807	$12,786	3,892,215	$(2,079)	$33,062	$44,576

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2023	80,871,211	$808	$13,647	3,979,522	$(2,138)	$34,464	$46,781

Stock repurchase	-	-	-	6,863,789	(5,035)	-	(5,035)

Deferred compensation, restricted stock	(1,300,000)	(13)	(236)	-	-	-	(249)

Net Income	-	-	-	-	-	719	719

Balance, July 31, 2023	79,571,211	$795	$13,411	10,843,311	$(7,173)	$35,183	$42,216

Deferred compensation, restricted stock	-	-	104	-	-	-	104

Stock repurchase	-	-	-	2,300	(1)	-	(1)

Stock award to Director	300,000	3	219	-	-	-	222

Net Income	-	-	-	-	-	4,951	4,951

Balance, October 31, 2023	79,871,211	$798	$13,734	10,845,611	$(7,174)	$40,134	$47,492

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six MONTHS ENDED October 31, 2023 AND 2022

(in thousands)

(unaudited)

	SIX MONTHS ENDED
	October 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,670	$3,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,049	2,939
Stock awarded to director	222	352
Deferred income tax expense	-	280
Gain on sale of airplanes	(4,169)	-
Gain on sale of building	-	(69)
Deferred compensation, restricted stock	(145)	278

Changes in operating assets and liabilities:
Accounts receivable	(1,785)	(324)
Inventory	(764)	(424)
Contract assets	138	228
Prepaid expenses and other assets	1,601	(1,557)
Accounts payable	4,500	(157)
Contract liability	(1,351)	4,028
Lease liability	94	93
Accrued liabilities	(5,237)	(408)
Gaming facility mandated payment	(43)	52
Income tax payable	1,371	(814)
Other liabilities	314	238
Net cash provided by operating activities	3,465	7,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,354)	(3,253)
Proceeds from sale of airplanes	4,904	-
Proceeds from sale of building	-	164
Net cash provided by (used in) investing activities	550	(3,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,521)	(2,614)
Repayments on right-to-use lease liability	(131)	(129)
Repurchase of common stock	(5,036)	(2)
Net cash used in financing activities	(7,688)	(2,745)

NET INCREASE (DECREASE) IN CASH	(3,673)	2,015

CASH, beginning of period	21,997	12,487

CASH, end of period	$18,324	$14,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,266	$1,423
Income taxes paid	$725	$1,686

NON CASH INVESTING AND FINANCING ACTIVITY:
Lease right-of-use assets purchased	$-	$541
Lease liability for purchase of assets under lease	$-	$541

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2023. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2023 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2024.

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

4. Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended October 31, 2023			Three Months Ended October 31, 2022
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$9,770	$8,639	$18,409	$9,745	$8,298	$18,043
Europe	-	952	952	-	124	124
Asia	-	4	4		274	274
Australia and Other	-	237	237	-	885	885
	$9,770	$9,832	$19,602	$9,745	$9,581	$19,326

Major Product Lines
Casino Gaming Revenue	$7,298	$-	$7,298	$7,744	$-	$7,744
Sportsbook Revenue	1,314	-	1,314	825	-	825
Casino Non-Gaming Revenue	1,158	-	1,158	1,105	-	1,105
Professional Services	-	-	-	71	-	71
Aircraft Modification	-	6,082	6,082	-	5,878	5,878
Aircraft Avionics	-	778	778	-	523	523
Special Mission Electronics	-	2,972	2,972	-	3,180	3,180
	$9,770	$9,832	$19,602	$9,745	$9,581	$19,326

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$5,401	$5,401	$-	$5,624	$5,624
Goods or services transferred at a point of sale	9,770	4,431	14,201	9,745	3,957	13,702
	$9,770	$9,832	$19,602	$9,745	$9,581	$19,326

	Six Months Ended October 31, 2023			Six Months Ended October 31, 2022
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$18,810	$14,184	$32,994	$18,707	$14,294	$33,001
Europe	-	1,619	1,619	-	306	306
Asia	-	358	358	-	411	411
Australia and Other	-	1,815	1,815	-	911	911
	$18,810	$17,976	$36,786	$18,707	$15,922	$34,629

Major Product Lines
Casino Gaming Revenue	$14,496	$-	$14,496	$15,560	$-	$15,560
Sportsbook Revenue	2,015	-	2,015	825	-	825
Casino Non-Gaming Revenue	2,247	-	2,247	2,182	-	2,182
Professional Services	52	-	52	140	-	140
Aircraft Modification	-	11,565	11,565	-	9,714	9,714
Aircraft Avionics	-	1,522	1,522	-	1,237	1,237
Special Mission Electronics	-	4,889	4,889	-	4,971	4,971
	$18,810	$17,976	$36,786	$18,707	$15,922	$34,629

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$10,613	$10,613	$-	$8,875	$8,875
Goods or services transferred at a point of sale	18,810	7,363	26,173	18,707	7,047	25,754
	$18,810	$17,976	$36,786	$18,707	$15,922	$34,629

5. Accounts receivable, net, contract asset and contract liability

Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	October 31,	April 30,
	2023	2023
Accounts Receivable, net	$5,578	$3,793
Contract Asset	1,755	1,893
Contract Liability	4,680	6,031

Accounts receivable, net consist of $5,578 and $3,793 from customers as of  October 31, 2023 and April 30, 2023, respectively. At October 31, 2023 and April 30, 2023, the allowance for doubtful accounts was $205 and $205, respectively.

Contract assets are net of progress payments and performance based payments from our customers totaling $1,755 and $1,893 as of October 31, 2023 and April 30, 2023. Contract assets decreased $138 during the six months ended October 31, 2023, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the six months ended October 31, 2023. There were no significant impairment losses related to our contract assets during the six months ended October 31, 2023. We expect to bill our customers for the majority of the October 31, 2023 contract assets during fiscal year end 2024.

Contract liabilities decreased $1,351 during the six months ended October 31, 2023, primarily due to the revenue recognized on these performance obligations being greater than the payments received.

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

Inventory is comprised of the following, net of the estimate for obsolete inventory of $275 at  October 31, 2023 and $275 at April 30, 2023.

	October 31, 2023	April 30, 2023
Parts and raw material	$6,196	$5,704
Work in process	2,981	3,194
Finished goods	62	49
Total Inventory, net of allowance	$9,239	$8,947

7. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	October 31, 2023	April 30, 2023
Land	$4,751	$4,751
Building and improvements	49,401	47,867
Aircraft	4,046	8,515
Machinery and equipment	6,939	5,547
Office furniture and fixtures	14,327	13,881
Leasehold improvements	4,032	4,032
	83,496	84,593
Accumulated depreciation	(23,360)	(25,526)
Total property, plant and equipment	$60,136	$59,067

Property and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Depreciation expense was $2,347 for the six months ended October 31, 2023 and $2,153 for the six months ended October 31, 2022. Depreciation expense is included in cost of sales and general and administrative costs.

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

9. Research and Development:

We invested in research and development activities. The amount invested in the six months ended October 31, 2023 and 2022 was $1,339 million and $1,632, respectively.

10. Debt: At  October 31, 2023 , the Company has a line of credit with Kansas State Bank in the form of a promissory note with an interest rate 8.4% totaling $2,000. The unused line at October 31, 2023  was $2,000. There were no advances made on the line of credit during the quarter ended  October 31, 2023. The line of credit is due on demand and is secured by a first and second position on all assets of the Company.

One note with Academy Bank, N.A. for $29,847 secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.32% payable over seven years with an initial twenty-year amortization and a balloon payment of $19,250 in December 2027. The second note with Academy Bank, N.A. for $8,766 is secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.75% payable in full over five years. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash. We are in compliance with these covenants at October 31, 2023.

At October 31, 2023, there was a note payable with Bank of America, N.A. with a balance of $867. The interest rate on this note is at SOFR plus 1.75%.  The loan is secured by buildings and improvements having a net book value of $629.  This note matures in March 2029.

At October 31, 2023, there is a note payable with Bank of America, N.A. with a balance of $397.  The interest rate on this note is at SOFR plus 1.75%.  This loan is secured by buildings and improvements with a net book value of $680.  This note matures in March 2029.

At October 31, 2023, there was a note payable with Patriots Bank with an interest rate of 4.35% totaling $968.  This loan is secured by aircraft security agreements with a net book value of $847.  This note matures in March 2029.

At October 31, 2023, there is a note payable with an interest rate of 8.13% totaling $39 secured by equipment with a net book value of $39. This note matures in October 2025.

We are compliant with the covenants and obligations of each of our notes as of October 31, 2023, and December 15, 2023.

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

In July 2022, the Company granted a board member 400,000 shares under the plan. These shares were fully vested and non-forfeitable on the date of grant. These shares were valued at $0.88 per share, for a total of $352. The compensation related to this grant was expensed in fiscal year 2023.

In October 2023, the Company granted a board member 300,000 shares under the plan.  These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $0.74 per share, for a total of $222.  The compensation related to this grant was expensed in the current period.

For the six months ended October 31, 2023 the Company expensed $208 and received a benefit from the forfeiture of shares of $353 for a net benefit of $145.  For the six months ended  October 31, 2022, the Company expensed $278.

	Number of Shares	Weighted Average Grant Date Fair Value
Total shares issued	8,200,000	$0.43
Forfeited, in prior periods	(100,000)	$0.40
Forfeited, during the year ended April 30, 2023	(875,000)	$0.40
Forfeited, during the six months ended October 31, 2023	(1,300,000)	$0.40
Total	5,925,000	$0.45

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

The table below provides information with respect to common stock purchases by the Company through October 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods	3,290,426	$0.40	3,290,426	$2,655
Quarter ended July 31, 2022 (a)	1,639	$0.84	1,639	$2,653
Quarter ended October 31, 2022 (a)	150	$0.70	150	$2,653
Quarter ended January 31, 2023 (a)	85,307	$0.68	85,307	$2,595
Quarter ended April 30, 2023 (a)	2,000	$0.68	2,000	$2,594
Increase in program authorization July 2023	-	$-	-	$7,594
Quarter ended July 31, 2023 (a)	6,863,789	$0.73	6,863,789	$2,560
Quarter ended October 31, 2023 (a)	2,300	$0.73	2,300	$2,558
Total	10,245,611	$0.63	10,245,611

(a)	These shares of common stock were purchased through a private transaction

14. Lease Right-to-Use:

We lease hangars and office space with initial lease terms of five, forty-six, and fifty years.

October 31, 2023
Lease right-to-use assets	$3,781
Less accumulated depreciation	795
Total	$2,986

Future minimum lease payments for assets under finance leases at October 31, 2023 are as follows:

2024	$214
2025	114
2026	117
2027	119
2028	122
Thereafter	12,767
Total minimum lease payments	13,453
Less amount representing interest	10,015
Present value of net minimum lease payments	3,438
Less current maturities of lease liability	99
Lease liability, net of current maturities	$3,339

Finance lease costs at October 31, 2023 and  October 31, 2022 are as follows:

	October 31, 2023	October 31, 2022
Finance lease cost:
Amortization of right-of-use assets	$95	$94
Interest on lease liabilities	94	93
Total finance lease cost	$189	$187

	October 31, 2023	October 31, 2022
Weighted average remaining lease term - Financing leases (in years)	44	45
Weighted average discount rate - Financing leases	5.8%	5.8%

15. Acquisition:

In September 2023, the Company acquired KC Machine, a recognized provider of high quality precision machine parts for $2,860.  The purchase price was paid by a combination of $2,375 in cash, a $300 earned-out liability due in March 2024, and a final escrow liability due September 2024.  The present value of these liabilities is included in accounts payable at October 31, 2023.

The following table summarizes the purchase price and accounting for this transaction:

Purchase price summary:
Cash paid at closing	$2,375
Present value of final escrow liability	228
Present value of earn-out liability	257
$2,860

Accounting summary:
Building	$1,510
Equipment	930
Intangibles	205
Inventory	230
Other	(15)
$2,860

16. Segment Reporting and Sales by Major Customer:

Industry Segmentation

Current Activities - The Company focuses on two primary activities, Professional Services and Aerospace Products.

Aerospace Products:

Aircraft Modifications principally includes the modification of customer and company owned business-size aircraft for specific operations or special missions such as addition of aerial photography capabilities, mapping, environmental research, search and rescue, and ISR modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon").

Special mission electronics principally includes the manufacture, sale, and service of electronics upgrades for classic weapon control systems used on civilian and military aircraft and vehicles. Ruggedized electrical fabrication is another recognized specialty. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona.

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

Professional Services:

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state-owned casino".

BCS Design, Inc. provides licensed architectural services. These services include commercial and industrial building design.

Three Months Ended October 31, 2023	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,770	$6,082	$778	$2,972	$-	$19,602
Interest expense	532	58	-	16	9	615
Depreciation	689	88	4	32	27	840
Operating income (loss)	2,767	557	(105)	1,482	(1,103)	3,598

Three Months Ended October 31, 2022	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,674	$5,878	$523	$3,180	$71	$19,326
Interest expense	622	66	-	11	8	707
Depreciation	608	58	3	36	51	756
Operating income (loss)	2,939	912	(249)	1,451	(1,051)	4,002

Six Months Ended October 31, 2023	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$18,758	$11,565	$1,522	$4,889	$52	$36,786
Interest expense	1,088	116	-	33	17	1,254
Depreciation	1,337	152	7	63	54	1,613
Operating income (loss)	5,081	(191)	(146)	2,203	(2,212)	4,735

Six Months Ended October 31, 2022	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$18,567	$9,714	$1,237	$4,971	$140	$34,629
Interest expense	1,264	132	-	18	16	1,430
Depreciation	1,234	111	5	75	102	1,527
Operating income (loss)	5,581	966	(201)	2,067	(2,786)	5,627

Our Chief Operating Decision Maker (CODM) does not evaluate operating segments using asset or liability information.

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	Six Months Ended October 31, 2023	Six Months Ended October 31, 2022
Aerospace Products – two customers in the six months ended October 31, 2023, two customers in the six months ended October 31, 2022	27.5%	25.2%
Professional Services	-	-

In the six months ended October 31, 2023 the Company derived 34.4% of total revenue from five Aerospace customers. The top customer provided 15.7% of total revenue while the next top four customers ranged from 1.8% to 11.8%.

17. Subsequent Events:

The Company evaluated its October 31, 2023 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

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

Aerospace Products. The Aerospace Products segment includes the manufacture, sale and service of structural modifications, electronic equipment, and systems and technologies enhancing aircraft. Additionally, we operate Federal Aviation Administration (the “FAA”) Repair Stations. Companies in Aerospace Products concentrate on Learjets, Beechcraft King Air and Cessna Caravan turboprop aircraft.

Products. The aviation-related products that the companies within this group design, engineer, manufacture, integrate, install, repair and service include:

●	Aerial mapping, search and rescue, environmental research and surveillance products	●	GARMIN GTN Global Position System Navigator with Communication Transceiver

●	Aerodynamic enhancement products	●	Learjet J.E.T. autopilot products

●	Standby instrument systems	●	Electrical systems and switching equipment

●	Avcon stability enhancing airplane strakes	●	Rate gyroscopes

●	ADS-B (transponder) systems	●	Replacement vertical accelerometers

●	Cargo/sensor carrying pods and radomes	●	Provisions to allow carrying of external stores

●	Electronic navigation instruments, radios and transponders	●	Attitude and heading reference systems

Modifications. The companies in Aerospace Products have authority, pursuant to Federal Aviation Administration Supplemental Type Certificates (“STCs”) and Parts Manufacturer Approval (“PMA”), to build required parts and subassemblies and to make applicable installations. Companies in Aerospace Products perform modifications in the aviation industry including:

●	Aerial photograph capabilities	●	Extended tip fuel tanks

●	Aerodynamic improvements	●	Radar systems

●	Avionics systems	●	ISR – Intelligence Surveillance Reconnaissance

●	Cargo doors	●	Special mission modifications

●	Extended nose and wing tip bays	●	Stability enhancements

●	Environmental research capabilities	●	Traffic collision avoidance systems

Special Mission Electronics. We supply defense-related, commercial off-the-shelf products to various commercial entities and government agencies and subcontractors in order to update or extend the useful life of aircraft with older components and technology. These products include:

●	Ruggedized military cabling	●	HangFire Override Modules

●	Electronic control systems	●	Test equipment

●	Gun Control Units for Apache and Blackhawk helicopters	●	Gun Control Units for land and sea based military vehicles

Professional Services. The Professional Services segment includes the management of a gaming and related dining and entertainment facility in Dodge City, Kansas. Boot Hill Casino and Resort features approximately 500 slot machines, 16 table games and a sportsbook. A Company in Professional Services also provides licensed architectural services, including commercial and industrial building design services.

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

Results Overview

The six months ended October 31, 2023 revenue increased 6% to $36.8 million compared to $34.6 million in the six months ended October 31, 2022. In the six months ended October 31, 2023 the Professional Services revenue was $18.8 million compared to $18.7 million in the six months ended October 31, 2022, an increase of 1%. In the six months ended October 31, 2023 the Aerospace Products revenue was $18.0 million compared to $15.9 million in the six months ended October 31, 2022, an increase of 13%.

The six months ended October 31, 2023 net income increased to $5.7 million compared to a net income of $3.1 million in the six months ended October 31, 2022.  The six months ended October 31, 2023, operating income decreased to $4.7 million from an operating income of $5.6 million in the six months ended October 31, 2022.

RESULTS OF OPERATIONS

six months ended October 31, 2023 COMPARED TO six months ended October 31, 2022

(dollars in thousands)	Six Months Ended October 31, 2023	Percent of Total Revenue	Six Months Ended October 31, 2022	Percent of Total Revenue	Percent Change 2022-2023
Revenue:
Professional Services	$18,810	51%	$18,707	54%	1%
Aerospace Products	17,976	49%	15,922	46%	13%
Total revenue	36,786	100%	34,629	100%	6%

Costs and expenses:
Costs of Professional Services	7,952	22%	7,375	21%	8%
Cost of Aerospace Products	14,178	38%	11,409	33%	24%
Marketing and advertising	2,639	7%	2,699	8%	-2%
General, administrative and other	7,282	20%	7,519	22%	-3%
Total costs and expenses	32,051	87%	29,002	84%	11%
Operating income	$4,735	13%	$5,627	16%	-16%

Revenue:

Revenue increased 6% to $36.8 million in the six months ended October 31, 2023, compared to $34.6 million in the six months ended October 31, 2022. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, and management support services. Revenue from Professional Services increased 1% for the six months to $18.8 million at October 31, 2023 compared to $18.7 million at October 31, 2022. The sports wagering platform brought in $2.0 million of revenue for the six months ended October 31, 2023 compared to $825 in the six months ended October 31, 2022. Furthermore, casino gaming revenue decreased $1.1 million due to a decrease in patron spend per visit.  We believe this was primarily due to increased inflation, competition in Oklahoma and drought conditions in our primary market area causing a decrease in discretionary spending.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 13% for the six months to $18.0 million at October 31, 2023 compared to $15.9 million at October 31, 2022. The increase in revenue is mainly due to an increase in the aircraft modification business of $1.9 million.  The development of new STC's and our marketing efforts in both domestic and international markets support this increase.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased  11% to $32.1 million in the six months ended October 31, 2023 compared to $29.0 million in the six months ended October 31, 2022. Costs and expenses were 87% of total revenue in the six months ended October 31, 2023, as compared to 84% of total revenue in the six months ended October 31, 2022.  The increase is primarily due to an increase in material and labor costs.

Costs of Professional Services increased 8% in the six months ended October 31, 2023 to $8.0 million compared to $7.4 million in the six months ended October 31, 2022. Costs were 22% of total revenue in the six months ended October 31, 2023, as compared to 21% of total revenue in the six months ended October 31, 2022.  The increase is directly related to an increase in labor costs.

Costs of Aerospace Products increased 24% in the six months ended October 31, 2023 to $14.2 million compared to $11.4 million for the six months ended October 31, 2022. Costs were 38% of total revenue in the six months ended October 31, 2023, as compared to 33% of total revenue in the six months ended October 31, 2022.  The increase is directly related to an increase in material and labor costs.

Marketing and advertising expenses decreased 2% in the six months ended October 31, 2023, to $2.6 million compared to $2.7 million in the six months ended October 31, 2022. Expenses were 7% of total revenue in the six months ended October 31, 2023, as compared to 8% of total revenue in the six months ended October 31, 2022. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

General, administrative and other expenses as a percent of total revenue was 20% in the six months ended October 31, 2023, compared to 22% in the six months ended October 31, 2022. These expenses decreased 3% to $7.3 million in the six months ended October 31, 2023, from $7.5 million in the six months ended October 31, 2022. The decrease is primarily due to a stock award of $352 and cash compensation of $140 awarded to a board member expensed in July 2022 compared to a stock award of $222 to a board member expensed in October 2023.

Other expense:

Interest expense was $1,254 in the six months ended October 31, 2023, compared with interest expense of $1,430 in the six months ended October 31, 2022.

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

The following table presents a summary of our operating segment information for the six months ended October 31, 2023 and October 31, 2022:

(dollars in thousands)	Six Months Ended October 31, 2023	Percent of Total Revenue	Six Months Ended October 31, 2022	Percent of Total Revenue	Percent Change 2022-2023
Professional Services
Revenue
Boot Hill Casino	$18,758	100%	$18,567	99%	1%
Management/Professional Services	52	0%	140	1%	-63%
Revenue	18,810	100%	18,707	100%	1%

Costs of Professional Services	7,952	42%	7,375	39%	8%
Expenses	7,039	38%	7,068	38%	0%
Total costs and expenses	14,991	80%	14,443	77%	4%
Professional Services operating income	$3,819	20%	$4,264	23%	-10%

(dollars in thousands)	Six Months Ended October 31, 2023	Percent of Total Revenue	Six Months Ended October 31, 2022	Percent of Total Revenue	Percent Change 2022-2023
Aerospace Products
Revenue	$17,976	100%	$15,922	100%	13%

Costs of Aerospace Products	14,178	79%	11,409	71%	24%
Expenses	2,882	16%	3,150	20%	-9%
Total costs and expenses	17,060	95%	14,559	91%	17%

Aerospace Products operating income	$916	5%	$1,363	9%	(33)%

Professional Services

●

Revenue from Professional Services increased 1% for the six months ended October 31, 2023 to $18.8 million compared to $18.7 million for the six months ended October 31, 2022.

In the six months ended October 31, 2023, Boot Hill Casino received gross receipts for the State of Kansas of $23.2 million compared to $24.5 million for the six months ended October 31, 2022. Mandated fees, taxes and distributions reduced gross receipts by $7.5 million resulting in gaming revenue of $15.7 million for the six months ended October 31, 2023, compared to a reduction to gross receipts of $7.7 million resulting in gaming revenue of $16.8 million for the six months ended October 31, 2022. Sportsbook revenue was $2.0 million in the six months ended October 31, 2023 compared to $825 in the six months ended October 31, 2022. Non-gaming revenue at Boot Hill Casino remained constant at $2.2 million for the six months ended October 31, 2023, compared to $2.2 million for the six months ended October 31, 2022.

The remaining management and Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased to $52 for the six months ended October 31, 2023, compared to $140 for the six months ended October 31, 2022.  The Company is in the process of winding down its architectural business.

●

Costs of Professional Services increased 8% in the six months ended October 31, 2023 to $8.0 million compared to $7.4 million in the six months ended October 31, 2022. Costs were 42% of segment total revenue in the six months ended October 31, 2023, as compared to 39% of segment total revenue in the six months ended October 31, 2022.  The increase is directly related to an increase in labor costs.

●

Expenses remained constant in the six months ended October 31, 2023 to $7.0 million compared to $7.1 million in the six months ended October 31, 2022. Expenses were 38% of segment total revenue in the six months ended October 31, 2023, as compared to 38% of segment total revenue in the six months ended October 31, 2022.

Aerospace Products

●

Revenue increased 13% to $18.0 million in the six months ended October 31, 2023, compared to $15.9 million in the six months ended October 31, 2022.  The increase in revenue is mainly due to an increase in the aircraft modification business of $1.9 million.  The development of new STC's and our marketing efforts for them in both domestic and international markets support this increase.

●

Costs of Aerospace Products increased 24% in the six months ended October 31, 2023 to $14.2 million compared to $11.4 million for the six months ended October 31, 2022.  Costs were 79% of segment total revenue in the six months ended October 31, 2023, as compared to 71% of segment total revenue in the six months ended October 31, 2022. The increase is directly related to the increase in material and labor costs.

●

Expenses decreased 9% in the six months ended October 31, 2023 to $2.9 million compared to $3.2 million in the six months ended October 31, 2022.  Expenses were 16% of segment total revenue in the six months ended October 31, 2023, as compared to 20% of segment total revenue in the six months ended October 31, 2022. The decrease is primarily due to the stock award of $352 and cash compensation of $140 awarded to a board member expensed in July 2022 compared to a stock award of $222 to a board member expensed in October 2023.

Second QUARTER FISCAL 2023 COMPARED TO Second QUARTER FISCAL 2022

(dollars in thousands)	Three Months Ended October 31, 2023	Percent of Total Revenue	Three Months Ended October 31, 2022	Percent of Total Revenue	Percent Change 2022-2023
Revenue:
Professional Services	$9,770	50%	$9,745	50%	-
Aerospace Products	9,832	50%	9,581	50%	3%
Total revenue	19,602	100%	19,326	100%	1%

Costs and expenses:
Costs of Professional Services	4,006	21%	3,752	19%	7%
Cost of Aerospace Products	6,852	35%	6,582	34%	4%
Marketing and advertising	1,361	7%	1,368	7%	-1%
General, administrative and other	3,785	19%	3,622	19%	5%
Total costs and expenses	16,004	82%	15,324	79%	4%
Operating income	$3,598	18%	$4,002	21%	-10%

Revenue:

Revenue increased 1% to $19.6 million in the three months ended October 31, 2023, compared to $19.3 million in the three months ended October 31, 2022. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural, and management support services. Revenue from Professional Services increased 1% for the three months to $9.8 million at October 31, 2023 compared to $9.7  million at October 31, 2022. The sports wagering platform brought in $1.3 million of revenue for the three months ended October 31, 2023 compared to $825 in the three months ended October 31, 2022.  Furthermore, casino gaming revenue decreased $446 due to a decrease in patron spend per visit.  We believe this was primarily due to increased inflation and drought conditions in our primary market area causing a decrease in discretionary spending.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased  3% for the three months to  $9.8 million at October 31, 2023 compared to $9.6 million at October 31, 2022.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased   4% to $16.0 million in the three months ended October 31, 2023 compared to $15.3 million in the three months ended October 31, 2022. Costs and expenses were  82% of total revenue in the three months ended October 31, 2023, as compared to 79% of total revenue in the three months ended October 31, 2022.  The increase is primarily due to an increase in material and labor costs.

Costs of Professional Services increased  7% in the three months ended October 31, 2023 to $4.0 million compared to $3.8 million in the three months ended October 31, 2022. Costs were 21% of total revenue in the three months ended October 31, 2023, as compared to 19% of total revenue in the three months ended October 31, 2022.  The increase is directly related to an increase in labor costs.

Costs of Aerospace Products increased 4% in the three months ended October 31, 2023 to $6.9 million compared to $6.6 million for the three months ended October 31, 2022. Costs were 35% of total revenue in the three months ended October 31, 2023, as compared to 34% of total revenue in the three months ended October 31, 2022.  The increase is directly related to an increase in material and labor costs.

Marketing and advertising expenses decreased  1% in the three months ended October 31, 2023, to $1.4 million compared to $1.4 million in the three months ended October 31, 2022. Expenses were 7% of total revenue in the three months ended October 31, 2023, as compared to 7% of total revenue in the three months ended October 31, 2022. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

General, administrative and other expenses as a percent of total revenue was 19% in the three months ended October 31, 2023, compared to 19% in the three months ended October 31, 2022. These expenses increased 5% to $3.8 million in the three months ended October 31, 2023, from $3.6 million in the three months ended October 31, 2022.

Other expense:

Interest expense was $615 in the three months ended October 31, 2023, compared with interest expense of $707 in the three months ended October 31, 2022.

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

The following table presents a summary of our operating segment information for the three months ended October 31, 2023 and October 31, 2022:

(dollars in thousands)	Three Months Ended October 31, 2023	Percent of Total Revenue	Three Months Ended October 31, 2022	Percent of Total Revenue	Percent Change 2022-2023
Professional Services
Revenue
Boot Hill Casino	$9,770	100%	$9,674	99%	1%
Management/Professional Services	-	0%	71	1%	-100%
Revenue	9,770	100%	9,745	100%	0%

Costs of Professional Services	4,006	41%	3,752	39%	7%
Expenses	3,696	38%	3,740	38%	-1%
Total costs and expenses	7,702	79%	7,492	77%	3%
Professional Services operating income	$2,068	21%	$2,253	23%	-8%

(dollars in thousands)	Three Months Ended October 31, 2023	Percent of Total Revenue	Three Months Ended October 31, 2022	Percent of Total Revenue	Percent Change 2022-2023
Aerospace Products
Revenue	$9,832	100%	$9,581	100%	3%

Costs of Aerospace Products	6,852	70%	6,582	69%	4%
Expenses	1,450	14%	1,250	13%	16%
Total costs and expenses	8,302	84%	7,832	82%	6%

Aerospace Products operating income	$1,530	16%	$1,749	18%	-13%

Professional Services

●

Revenue from Professional Services increased 1% for the three months ended October 31, 2023 to $9.8  million compared to $9.7 million for the three months ended October 31, 2022.

In the three months ended October 31, 2023 Boot Hill Casino received gross receipts for the State of Kansas of  $11.6 million compared to $12.3 million for the three months ended October 31, 2022. Mandated fees, taxes and distributions reduced gross receipts by $3.8 million resulting in gaming revenue of  $7.8 million for the three months ended October 31, 2023, compared to a reduction to gross receipts of $3.9 million resulting in gaming revenue of $8.4 million for the three months ended October 31, 2022. Sportsbook revenue was $1.3 in the three months ended October 31, 2023 compared to $825 in the three months ended October 31, 2022. Non-gaming revenue at Boot Hill Casino increased to $1.2 million for the three months ended October 31, 2023, compared to $1.1 million for the three months ended October 31, 2022.

The remaining Professional Services revenue includes professional management services in the gaming industry, and licensed architectural services.  Professional Services revenue excluding Boot Hill Casino decreased to $0 for the three months ended October 31, 2023, compared to $71 for the three months ended October 31, 2022. The Company is in the process of winding down its architecture business.

●

Costs of Professional Services increased 7% in the three months ended October 31, 2023 to $4.0 million compared to $3.8 million in the three months ended October 31, 2022. Costs were 41% of segment total revenue in the three months ended October 31, 2023, as compared to 39% of segment total revenue in the three months ended October 31, 2022.  The increase is directly related to an increase in labor costs.

●

Expenses remained constant in the three months ended October 31, 2023 at $3.7 million compared to $3.7 million in the three months ended October 31, 2022. Expenses were 38% of segment total revenue in the three months ended October 31, 2023, as compared to 38% of segment total revenue in the three months ended October 31, 2022.

Aerospace Products

●	Revenue increased 3% to $9.8 million in the three months ended October 31, 2023, compared to $9.6 million in the three months ended October 31, 2022.

●

Costs of Aerospace Products increased  4% in the three months ended October 31, 2023 to $6.9 million compared to $6.6 million for the three months ended October 31, 2022.  Costs were 70% of segment total revenue in the three months ended October 31, 2023, as compared to 69% of segment total revenue in the three months ended October 31, 2022. The increase is directly related to the increase in material and labor costs.

●

Expenses increased  16% in the three months ended October 31, 2023 to $1.5 million compared to $1.3 million in the three months ended October 31, 2022.  Expenses were 14% of segment total revenue in the three months ended October 31, 2023, as compared to 13% of segment total revenue in the three months ended October 31, 2022. The increase is primarily due to the stock award of $222 awarded to a board member expensed in October 2023.

Employees

Other than persons employed by our gaming subsidiaries, there were 123 full time and 2 part time employees on October 31, 2023, compared to 107 full time and 4 part time employees on October 31, 2022. As of December 8, 2023 staffing is 130 full time and 2 part time employees. Our staffing at Boot Hill Casino & Resort on October 31, 2023 was 190 full time and 54 part time employees compared to 197 full time and 55 part time employees on October 31, 2022. At December 8, 2023 there are 197 full time and 54 part time employees. None of the employees are subject to any collective bargaining agreements.

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

Operating Activities

During the six months ended October 31, 2023 our cash position decreased by $3.7 million. Net income was $5.7 million for the six months ended October 31, 2023. Cash flow provided by operating activities was $3.5 million for the six months ended October 31, 2023. Non-cash activities consisting of depreciation and amortization provided $3.0 million, gain on sale of airplanes used $4.2 million, stock awarded to a director provided $222, and deferred compensation used $145. Contract assets increased our cash position by $138. Contract liability decreased our cash position by $1.4 million. Inventories decreased our cash position by $764. Accounts receivable decreased our cash position by $1.8 million. Gaming facility mandated payments decreased our cash position by $43. Prepaid expenses and other assets increased our cash by $1.6 million. A decrease in accounts payable and accrued liabilities and an increase in lease liabilities and other current liabilities decreased our cash by $329. Income tax payable increased our cash position by $1.4 million.

Investing Activities

Cash provided in investing activities was $550 for the six months ended October 31, 2023. We invested $884 towards STCs, $1.5 million on a building, and $1.9 million on equipment and furnishings. We received $4.9 million in proceeds from the sale of airplanes.

Financing Activities

Cash used by financing activities was $7.7 million for the six months ended October 31, 2023. We made repayments on our debt of $2.5 million. We made repayments on lease right-to-use of $131. We purchased Company stock of $5.0 million. The stock acquired was placed in treasury.

Capital Expenditures

The Company anticipates capital expenditures during the remainder of fiscal year 2024 to be approximately $2.0 million, consisting of $1.0 million on STC's and $1.0 million on equipment. We anticipate our cash balance will be sufficient to cover cash requirements through the current fiscal year.

Critical Accounting Policies and Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management judgments and estimates. These significant accounting policies relate to revenue recognition, inventory and long-lived assets. These policies and our procedures related to these policies are described in detail below and under specific areas within this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Effect if Actual Results Differ From Assumptions

Management reviews the inventory balance on an annual basis to determine whether any additional write-downs are necessary. Following the write-down of the inventory as discussed above, we believe this inventory is stated at net realizable value at October 31, 2023, although an unanticipated lack of demand for aircraft or spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued at October 31, 2023.

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

An impairment loss is recognized for any excess of the carrying amount of the estimated undiscounted cash flows over the remaining life of the assets. No impairment charges were recorded during the six months ended October 31, 2023.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2023.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the the three months ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of October 31, 2023, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
Smaller reporting companies are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the second quarter of fiscal 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2023 - August 31, 2023	-	$-	-	$2,560,000
September 1, 2023 - September 30, 2023	2,000	$0.74	2,000	$2,558,000
October 1, 2023 - October 31, 2023	300	$0.68	300	$2,558,000
Total	2,300	$0.73	2,300

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

Item 3.		DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.		MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.		OTHER INFORMATION.
None.

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

	4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

	4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

	10.1	First Amendment to Employment Agreement of Christopher J. Reedy dated October 4, 2023

	10.2	First Amendment to Employment Agreement of Tad M. McMahon dated October 4, 2023

	10.3	First Amendment to Employment Agreement of Joe A. Peters dated October 4, 2023

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2023 and April 30, 2023, (ii) Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended October 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2023 and 2022 and (v) the Notes to Consolidated Financial Statements, with detail tagging.

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2023, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

December 15, 2023	/s/ Christopher J. Reedy
Date	Christopher J. Reedy
(President and Chief Executive Officer)

December 15, 2023	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer and Secretary)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

10.1	First Amendment to Employment Agreement of Christopher J. Reedy dated October 4, 2023

10.2	First Amendment to Employment Agreement of Tad M. McMahon dated October 4, 2023

10.3	First Amendment to Employment Agreement of Joe A. Peters dated October 4, 2023

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2023 and April 30, 2023, (ii) Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended October 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2023 and 2022, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2023, formatted in Inline XBRL (included as Exhibit 101)