Form 10-Q
period 2024-01-31
BUTLER NATIONAL CORP
filed 2024-03-15
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

The number of shares outstanding of the Issuer's Common Stock, $0.01 par value, as of March 15, 2024 was 68,850,856 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of January 31, 2024 and April 30, 2023

(in thousands except per share data)

	January 31, 2024	April 30, 2023
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$17,885	$21,997
Accounts receivable, net	6,140	3,793
Inventory, net	10,537	8,947
Contract asset	2,134	1,893
Prepaid expenses and other current assets	2,090	3,532
Total current assets	38,786	40,162

LEASE RIGHT-TO-USE ASSET, net	2,939	3,081

PROPERTY, PLANT AND EQUIPMENT, net	59,385	59,067

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $11,509 at January 31, 2024 and $10,603 at April 30, 2023)	9,383	8,722

OTHER ASSETS:
Other assets (net of accumulated amortization of $12,831 at January 31, 2024 and $12,290 at April 30, 2023)	1,313	1,401
Deferred tax asset, net	1,473	1,473
Total other assets	2,786	2,874
Total assets	$113,279	$113,906

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,496	$5,320
Current maturities of long-term debt	4,900	4,987
Current maturities of lease liability	63	145
Contract liability	5,673	6,031
Gaming facility mandated payment	1,435	1,730
Compensation and compensated absences	1,796	6,722
Income taxes payable	2,205	228
Other current liabilities	658	214
Total current liabilities	25,226	25,377

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	34,785	38,418
Lease liability, net of current maturities	3,356	3,330
Total long-term liabilities	38,141	41,748
Total liabilities	63,367	67,125

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: Authorized 100,000,000 shares, issued 79,721,211 shares, and outstanding 68,850,856 shares at January 31, 2024 and issued 80,871,211 shares, and outstanding 76,891,689 shares at April 30, 2023	797	808
Capital contributed in excess of par	13,791	13,647
Treasury stock at cost, 10,870,355 shares at January 31, 2024 and 3,979,522 shares at April 30, 2023	(7,192)	(2,138)
Retained earnings	42,516	34,464
Total stockholders' equity	49,912	46,781
Total liabilities and stockholders' equity	$113,279	$113,906

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED January 31, 2024 AND 2023

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	January 31,
	2024	2023
REVENUE:
Professional services	$9,941	$9,574
Aerospace products	9,019	10,890
Total revenues	18,960	20,464

COSTS AND EXPENSES:
Cost of professional Services	4,023	3,789
Cost of aerospace products	5,918	7,189
Marketing and advertising	1,216	1,324
General, administrative and other	4,008	4,777
Total costs and expenses	15,165	17,079

OPERATING INCOME	3,795	3,385

OTHER INCOME (EXPENSE):
Interest expense	(615)	(677)
Interest income	83	-
Total other income (expense)	(532)	(677)

INCOME BEFORE INCOME TAXES	3,263	2,708

PROVISION FOR INCOME TAXES:
Provision for income taxes	881	731

NET INCOME	$2,382	$1,977

BASIC EARNINGS PER COMMON SHARE	$0.03	$0.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	69,634,335	76,663,867

DILUTED EARNINGS PER COMMON SHARE	$0.03	$0.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	69,634,335	76,663,867

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE Nine MONTHS ENDED January 31, 2024 AND 2023

(in thousands, except per share data)

(unaudited)

	NINE MONTHS ENDED
	January 31,
	2024	2023
REVENUE:
Professional Services	$28,751	$28,280
Aerospace Products	26,995	26,813
Total revenue	55,746	55,093

COSTS AND EXPENSES:
Cost of Professional Services	11,976	11,164
Cost of Aerospace Products	20,095	18,598
Marketing and advertising	3,854	4,023
General, administrative and other	11,290	12,296
Total costs and expenses	47,215	46,081

OPERATING INCOME	8,531	9,012

OTHER INCOME (EXPENSE):
Interest expense	(1,869)	(2,107)
Gain on sale of airplanes	4,169	-
Gain on sale of building	-	69
Interest income	199	-
Total other income (expense)	2,499	(2,038)

INCOME BEFORE INCOME TAXES	11,030	6,974

PROVISION FOR INCOME TAXES
Provision for income taxes	2,978	1,603
Deferred income tax	-	280

NET INCOME	$8,052	$5,091

BASIC EARNINGS PER COMMON SHARE	$0.11	$0.07

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	70,984,870	76,633,871

DILUTED EARNINGS PER COMMON SHARE	$0.11	$0.07

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	70,984,870	76,633,871

See accompanying notes to condensed consolidated financial statements (unaudited)

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE nine MONTHS ENDED January 31, 2024 AND 2023

(dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2022	80,348,572	$803	$12,160	3,890,426	$(2,077)	$29,948	$40,834

Deferred compensation, restricted stock	(75,000)	-	132	-	-	-	132

Stock repurchase	-	-	-	1,639	(2)	-	(2)

Stock awarded to Director	400,000	4	348	-	-	-	352

Net Income	-	-	-	-	-	431	431

Balance, July 31, 2022	80,673,572	$807	$12,640	3,892,065	$(2,079)	$30,379	$41,747

Deferred compensation, restricted stock	-	-	146	-	-	-	146

Stock repurchase	-	-	-	150	-	-	-

Net Income	-	-	-	-	-	2,683	2,683

Balance, October 31, 2022	80,673,572	$807	$12,786	3,892,215	$(2,079)	$33,062	$44,576

Deferred compensation, restricted stock	(800,000)	(8)	(41)	-	-	-	(49)

Stock repurchase	-	-	-	85,307	(58)	-	(58)

Net Income	-	-	-	-	-	1,977	1,977

Balance, January 31, 2023	79,873,572	$799	$12,745	3,977,522	$(2,137)	$35,039	$46,446

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2023	80,871,211	$808	$13,647	3,979,522	$(2,138)	$34,464	$46,781

Stock repurchase	-	-	-	6,863,789	(5,035)	-	(5,035)

Deferred compensation, restricted stock	(1,300,000)	(13)	(236)	-	-	-	(249)

Net Income	-	-	-	-	-	719	719

Balance, July 31, 2023	79,571,211	$795	$13,411	10,843,311	$(7,173)	$35,183	$42,216

Deferred compensation, restricted stock	-	-	104	-	-	-	104

Stock repurchase	-	-	-	2,300	(1)	-	(1)

Stock award to Director	300,000	3	219	-	-	-	222

Net Income	-	-	-	-	-	4,951	4,951

Balance, October 31, 2023	79,871,211	$798	$13,734	10,845,611	$(7,174)	$40,134	$47,492

Deferred compensation, restricted stock	(150,000)	(1)	57	-	-	-	56

Stock repurchase	-	-	-	24,744	(18)	-	(18)

Net Income	-	-	-	-	-	2,382	2,382

Balance, January 31, 2024	79,721,211	$797	$13,791	10,870,355	$(7,192)	$42,516	$49,912

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine MONTHS ENDED January 31, 2024 AND 2023

(in thousands)

(unaudited)

	NINE MONTHS ENDED
	January 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,052	$5,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,558	4,323
Stock awarded to director	222	352
Deferred income tax expense	-	280
Gain on sale of airplanes	(4,169)	-
Gain on sale of building	-	(69)
Deferred compensation, restricted stock	(89)	229

Changes in operating assets and liabilities:
Accounts receivable	(2,347)	(1,118)
Inventory	(2,062)	(503)
Contract assets	(241)	(1,252)
Prepaid expenses and other assets	1,443	(2,545)
Accounts payable	3,176	3,899
Contract liability	(358)	4,043
Lease liability	140	141
Accrued liabilities	(4,926)	1,095
Gaming facility mandated payment	(295)	(257)
Income tax payable	1,977	(933)
Other liabilities	444	262
Net cash provided by operating activities	5,525	13,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,571)	(4,298)
Proceeds from sale of airplanes	4,904	-
Proceeds from sale of building	-	164
Net cash used in investing activities	(667)	(4,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(3,720)	(3,941)
Repayments on right-to-use lease liability	(196)	(194)
Repurchase of common stock	(5,054)	(60)
Net cash used in financing activities	(8,970)	(4,195)

NET INCREASE (DECREASE) IN CASH	(4,112)	4,709

CASH, beginning of period	21,997	12,487

CASH, end of period	$17,885	$17,196

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,873	$2,114
Income taxes paid	$1,000	$2,536

NON CASH INVESTING AND FINANCING ACTIVITY:
Lease right-of-use assets purchased	$-	$541
Lease liability for purchase of assets under lease	$-	$541

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2023. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2024 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2024.

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

4. Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended January 31, 2024			Three Months Ended January 31, 2023
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$9,941	$5,163	$15,104	$9,574	$8,258	$17,832
Europe	-	2,255	2,255	-	90	90
Asia	-	876	876		92	92
Australia and Other	-	725	725	-	2,450	2,450
	$9,941	$9,019	$18,960	$9,574	$10,890	$20,464

Major Product Lines
Casino Gaming Revenue	$7,319	$-	$7,319	$7,210	$-	$7,210
Sportsbook Revenue	1,457	-	1,457	1,160	-	1,160
Casino Non-Gaming Revenue	1,153	-	1,153	1,102	-	1,102
Professional Services	12	-	12	102	-	102
Aircraft Modification	-	5,402	5,402	-	7,188	7,188
Aircraft Avionics	-	810	810	-	679	679
Special Mission Electronics	-	2,807	2,807	-	3,023	3,023
	$9,941	$9,019	$18,960	$9,574	$10,890	$20,464

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$4,756	$4,756	$-	$6,875	$6,875
Goods or services transferred at a point of sale	9,941	4,263	14,204	9,574	4,015	13,589
	$9,941	$9,019	$18,960	$9,574	$10,890	$20,464

	Nine Months Ended January 31, 2024			Nine Months Ended January 31, 2023
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$28,751	$19,347	$48,098	$28,280	$22,553	$50,833
Europe	-	3,873	3,873	-	396	396
Asia	-	1,235	1,235	-	503	503
Australia and Other	-	2,540	2,540	-	3,361	3,361
	$28,751	$26,995	$55,746	$28,280	$26,813	$55,093

Major Product Lines
Casino Gaming Revenue	$21,816	$-	$21,816	$22,745	$-	$22,745
Sportsbook Revenue	3,471	-	3,471	1,985	-	1,985
Casino Non-Gaming Revenue	3,400	-	3,400	3,284	-	3,284
Professional Services	64	-	64	266	-	266
Aircraft Modification	-	16,967	16,967	-	16,902	16,902
Aircraft Avionics	-	2,332	2,332	-	1,917	1,917
Special Mission Electronics	-	7,696	7,696	-	7,994	7,994
	$28,751	$26,995	$55,746	$28,280	$26,813	$55,093

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$15,369	$15,369	$-	$15,750	$15,750
Goods or services transferred at a point of sale	28,751	11,626	40,377	28,280	11,063	39,343
	$28,751	$26,995	$55,746	$28,280	$26,813	$55,093

5. Accounts receivable, net, contract asset and contract liability

Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	January 31,	April 30,
	2024	2023
Accounts Receivable, net	$6,140	$3,793
Contract Asset	2,134	1,893
Contract Liability	5,673	6,031

Accounts receivable, net consist of $6,140 and $3,793 from customers as of  January 31, 2024 and April 30, 2023, respectively. At January 31, 2024 and April 30, 2023, the allowance for doubtful accounts was $205 and $205, respectively.

Contract assets are net of progress payments and performance based payments from our customers totaling $2,134 and $1,893 as of January 31, 2024 and April 30, 2023. Contract assets increased $241 during the nine months ended January 31, 2024, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine months ended January 31, 2024. There were no significant impairment losses related to our contract assets during the nine months ended January 31, 2024. We expect to bill our customers for the majority of the January 31, 2024 contract assets during fiscal year end 2025.

Contract liabilities decreased $358 during the nine months ended January 31, 2024, primarily due to the revenue recognized on these performance obligations being less than the payments received.

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

Inventory is comprised of the following, net of the estimate for obsolete inventory of $275 at January 31, 2024 and $275 at April 30, 2023.

	January 31, 2024	April 30, 2023
Parts and raw material	$6,743	$5,704
Work in process	3,734	3,194
Finished goods	60	49
Total Inventory, net of allowance	$10,537	$8,947

7. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	January 31, 2024	April 30, 2023
Land	$4,751	$4,751
Building and improvements	49,448	47,867
Aircraft	4,046	8,515
Machinery and equipment	6,949	5,547
Office furniture and fixtures	14,448	13,881
Leasehold improvements	4,032	4,032
	83,674	84,593
Accumulated depreciation	(24,289)	(25,526)
Total property, plant and equipment	$59,385	$59,067

Property and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Depreciation expense was $3,112 for the nine months ended January 31, 2024 and $2,882 for the nine months ended January 31, 2023. Depreciation expense is included in cost of sales and general and administrative costs.

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

9. Research and Development:

We invested in research and development activities. The amount invested in the nine months ended January 31, 2024 and 2023 was $2,184 and $2,335, respectively.

10. Debt:

At  January 31, 2024 , the Company has a line of credit with Kansas State Bank in the form of a promissory note with an interest rate 8.4% totaling $2,000. The unused line at January 31, 2024  was $2,000. There were no advances made on the line of credit during the quarter ended  January 31, 2024. The line of credit is due on demand and is secured by a first and second position on all assets of the Company.

One note with Academy Bank, N.A. for $29,422 secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.32% payable over seven years with an initial twenty-year amortization and a balloon payment of $19,250 in December 2027. The second note with Academy Bank, N.A. for $8,094 is secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.75% payable in full over five years. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash. We are in compliance with these covenants at January 31, 2024.

At January 31, 2024, there was a note payable with Bank of America, N.A. with a balance of $826. The interest rate on this note is at SOFR plus 1.75%.  The loan is secured by buildings and improvements having a net book value of $619.  This note matures in March 2029.

At January 31, 2024, there is a note payable with Bank of America, N.A. with a balance of $379.  The interest rate on this note is at SOFR plus 1.75%.  This loan is secured by buildings and improvements with a net book value of $668.  This note matures in March 2029.

At January 31, 2024, there was a note payable with Patriots Bank with an interest rate of 4.35% totaling $928.  This loan is secured by aircraft security agreements with a net book value of $774.  This note matures in March 2029.

At January 31, 2024, there is a note payable with an interest rate of 8.13% totaling $36 secured by equipment with a net book value of $36. This note matures in October 2025.

We are compliant with the covenants and obligations of each of our notes as of January 31, 2024, and March 15, 2024.

11. Other Assets:

Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $7,100 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, JET autopilot intellectual property of $1,417 and miscellaneous other assets of $127. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024. The State of Kansas approved a renewal management contract and an amendment to the current management contract for our Professional Services company BNSC assumed by BHCMC. The renewal will take effect December 15, 2024, and continue to 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is fully amortized.

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

For the nine months ended January 31, 2024 the Company expensed $312 and received a benefit from the forfeiture of shares of $401 for a net benefit of $89.  For the nine months ended  January 31, 2023, the Company expensed $434 and received a benefit from the forfeiture of shares of $205, for a net expense of $229.

	Number of Shares	Weighted Average Grant Date Fair Value
Total shares issued	8,200,000	$0.43
Forfeited, in prior periods	(100,000)	$0.40
Forfeited, during the year ended April 30, 2023	(875,000)	$0.40
Forfeited, during the nine months ended January 31, 2024	(1,450,000)	$0.40
Total	5,775,000	$0.45

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

The table below provides information with respect to common stock purchases by the Company through January 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods	3,290,426	$0.40	3,290,426	$2,655
Quarter ended July 31, 2022 (a)	1,639	$0.84	1,639	$2,653
Quarter ended October 31, 2022 (a)	150	$0.70	150	$2,653
Quarter ended January 31, 2023 (a)	85,307	$0.68	85,307	$2,595
Quarter ended April 30, 2023 (a)	2,000	$0.68	2,000	$2,594
Increase in program authorization July 2023	-	$-	-	$7,594
Quarter ended July 31, 2023 (a)	6,863,789	$0.73	6,863,789	$2,560
Quarter ended October 31, 2023 (a)	2,300	$0.73	2,300	$2,558
Quarter ended January 31, 2024 (a)	24,744	$0.73	24,744	$2,540
Total	10,270,355	$0.63	10,270,355

(a)	These shares of common stock were purchased through a private transaction

14. Lease Right-to-Use:

We lease hangars and office space with initial lease terms of five, forty-six, and fifty years.

January 31, 2024
Lease right-to-use assets	$3,781
Less accumulated depreciation	842
Total	$2,939

Future minimum lease payments for assets under finance leases at January 31, 2024 are as follows:

2025	$177
2026	115
2027	118
2028	120
2029	122
Thereafter	12,736
Total minimum lease payments	13,388
Less amount representing interest	9,969
Present value of net minimum lease payments	3,419
Less current maturities of lease liability	63
Lease liability, net of current maturities	$3,356

Finance lease costs at January 31, 2024 and  January 31, 2023 are as follows:

	January 31, 2024	January 31, 2023
Finance lease cost:
Amortization of right-of-use assets	$142	$141
Interest on lease liabilities	140	141
Total finance lease cost	$282	$282

	January 31, 2024	January 31, 2023
Weighted average remaining lease term - Financing leases (in years)	44	46
Weighted average discount rate - Financing leases	5.8%	5.8%

15. Acquisition:

In September 2023, the Company acquired KC Machine, a recognized provider of high quality precision machine parts for $2,860.  The purchase price was paid by a combination of $2,375 in cash, a $300 earned-out liability due in March 2024, and a final escrow liability due September 2024.  The present value of these liabilities is included in accounts payable at January 31, 2024.

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

Professional Services:

Butler National Service Corporation ("BNSC") and its wholly owned subsidiary BHCMC, LLC provide management services to the Boot Hill Casino, a "state-owned casino".

Three Months Ended January 31, 2024	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,929	$5,402	$810	$2,807	$12	$18,960
Interest expense	536	57	-	16	6	615
Depreciation and amortization	756	683	7	32	31	1,509
Operating income (loss)	3,059	546	30	1,375	(1,215)	3,795

Three Months Ended January 31, 2023	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,472	$7,188	$679	$3,023	$102	$20,464
Interest expense	590	63	-	14	10	677
Depreciation and amortization	687	584	3	36	74	1,384
Operating income (loss)	2,997	1,485	(101)	1,384	(2,380)	3,385

Nine Months Ended January 31, 2024	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$28,687	$16,967	$2,332	$7,696	$64	$55,746
Interest expense	1,623	173	-	48	25	1,869
Depreciation and amortization	2,235	2,121	13	94	95	4,558
Operating income (loss)	8,139	267	(26)	3,578	(3,427)	8,531

Nine Months Ended January 31, 2023	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$28,014	$16,902	$1,917	$7,994	$266	$55,093
Interest expense	1,854	195	-	32	26	2,107
Depreciation and amortization	2,017	1,968	8	111	219	4,323
Operating income (loss)	8,578	2,363	(214)	3,451	(5,166)	9,012

Our Chief Operating Decision Maker (CODM) does not evaluate operating segments using asset or liability information.

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	Nine Months Ended January 31, 2024	Nine Months Ended January 31, 2023
Aerospace Products – two customers in the nine months ended January 31, 2024, two customers in the nine months ended January 31, 2023	21.9%	24.8%
Professional Services	-	-

In the nine months ended January 31, 2024 the Company derived 27.3% of total revenue from five Aerospace customers. The top customer provided 13.8% of total revenue while the next top four customers ranged from 1.6% to 8.1%.

17. Subsequent Events:

In March 2024, the Company sold land and improvements for $579 resulting in a gain of $19.  The Company evaluated its January 31, 2024 financial statements for subsequent events through the filing date of this report. The Company is not aware of any other subsequent events that would require recognition or disclosure in the consolidated financial statements.

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

Products and Services

The Company has two operating segments for financial reporting purposes: (a) Aerospace Products, whose companies’ revenues are derived from system design, engineering, manufacturing, sale, distribution, integration, installation, repairing, modifying, overhauling and servicing of aerostructures, avionics, aircraft components, accessories, subassemblies and systems; and (b) Professional Services, whose companies provide professional management services in the gaming industry and sports wagering.

Aerospace Products. The Aerospace Products segment includes the manufacture, sale and service of structural modifications, electronic equipment, and installation of systems and technologies enhancing aircraft. Additionally, we operate Federal Aviation Administration (the “FAA”) Repair Stations. Companies in Aerospace Products concentrate on Learjets, Beechcraft King Air and Cessna Caravan turboprop aircraft.

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

Professional Services. The Professional Services segment includes the management of a gaming and related dining and entertainment facility in Dodge City, Kansas. Boot Hill Casino and Resort features approximately 500 slot machines, 16 table games and a DraftKings branded sportsbook. A company in Professional Services also provided licensed architectural services. The Company has completed the winding down of its architectural business during the third quarter.

Boot Hill. Butler National Service Corporation (“BNSC”) and BHCMC, LLC (“BHCMC”), companies in Professional Services, manage The Boot Hill Casino and Resort in Dodge City, Kansas (“Boot Hill”) pursuant to the Lottery Gaming Facility Management Contract, by and among BNSC, BHCMC and the Kansas Lottery, as subsequently amended (“Boot Hill Agreement”). As required by Kansas law, all games, gaming equipment and gaming operations, including sports wagering, at Boot Hill are owned and operated by the Kansas Lottery. On September 1, 2022, sports wagering became legal in the State of Kansas.  The Company entered into a provider contract with DraftKings (Crown KS Gaming, LLC) for interactive/mobile sports wagering.  In addition to an online platform, the Company also features a DraftKings branded sports book at Boot Hill that opened on February 28, 2023.

Results Overview

The nine months ended January 31, 2024 revenue increased 1% to $55.7 million compared to $55.1 million in the nine months ended January 31, 2023. In the nine months ended January 31, 2024 the Professional Services revenue was $28.8 million compared to $28.3 million in the nine months ended January 31, 2023, an increase of 2%. In the nine months ended January 31, 2024 the Aerospace Products revenue was $27.0 million compared to $26.8 million in the nine months ended January 31, 2023, an increase of 1%.

The nine months ended January 31, 2024 net income increased to $8.1 million compared to a net income of $5.1 million in the nine months ended January 31, 2023.  The nine months ended January 31, 2024, operating income decreased to $8.5 million from an operating income of $9.0 million in the nine months ended January 31, 2023.

RESULTS OF OPERATIONS

nine months ended January 31, 2024 COMPARED TO nine months ended January 31, 2023

(dollars in thousands)	Nine Months Ended January 31, 2024	Percent of Total Revenue	Nine Months Ended January 31, 2023	Percent of Total Revenue	Percent Change 2023-2024
Revenue:
Professional Services	$28,751	52%	$28,280	51%	2%
Aerospace Products	26,995	48%	26,813	49%	1%
Total revenue	55,746	100%	55,093	100%	1%

Costs and expenses:
Costs of Professional Services	11,976	22%	11,164	20%	7%
Cost of Aerospace Products	20,095	36%	18,598	34%	8%
Marketing and advertising	3,854	7%	4,023	7%	-4%
General, administrative and other	11,290	20%	12,296	22%	-8%
Total costs and expenses	47,215	85%	46,081	83%	2%
Operating income	$8,531	15%	$9,012	17%	-5%

Revenue:

Revenue increased 1% to $55.7 million in the nine months ended January 31, 2024, compared to $55.1 million in the nine months ended January 31, 2023. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) management support services. Revenue from Professional Services increased 2% for the nine months to $28.8 million at January 31, 2024 compared to $28.3 million at January 31, 2023. The sports wagering platform brought in $3.5 million of revenue for the nine months ended January 31, 2024 compared to $2.0 million in the nine months ended January 31, 2023. Furthermore, casino gaming revenue decreased $929 due to a decrease in patron spend per visit.  We believe this was primarily due to increased inflation, competition in Oklahoma and drought conditions in our primary market area causing a decrease in discretionary spending.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 1% for the nine months to $27.0 million at January 31, 2024 compared to $26.8 million at January 31, 2023.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased  2% to $47.2 million in the nine months ended January 31, 2024 compared to $46.1 million in the nine months ended January 31, 2023. Costs and expenses were 85% of total revenue in the nine months ended January 31, 2024, as compared to 83% of total revenue in the nine months ended January 31, 2023.  The increase is primarily due to an increase in material and labor costs.

Costs of Professional Services increased 7% in the nine months ended January 31, 2024 to $12.0 million compared to $11.2 million in the nine months ended January 31, 2023. Costs were 22% of total revenue in the nine months ended January 31, 2024, as compared to 20% of total revenue in the nine months ended January 31, 2023.  The increase is directly related to an increase in labor costs.

Costs of Aerospace Products increased 8% in the nine months ended January 31, 2024 to $20.1 million compared to $18.6 million for the nine months ended January 31, 2023. Costs were 36% of total revenue in the nine months ended January 31, 2024, as compared to 34% of total revenue in the nine months ended January 31, 2023.  The increase is directly related to an increase in material and labor costs.

Marketing and advertising expenses decreased 4% in the nine months ended January 31, 2024, to $3.9 million compared to $4.0 million in the nine months ended January 31, 2023. Expenses were 7% of total revenue in the nine months ended January 31, 2024, as compared to 7% of total revenue in the nine months ended January 31, 2023. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

General, administrative and other expenses as a percent of total revenue was 20% in the nine months ended January 31, 2024, compared to 22% in the nine months ended January 31, 2023. These expenses decreased 8% to $11.3 million in the nine months ended January 31, 2024, from $12.3 million in the nine months ended January 31, 2023. The decrease is primarily due to a severance agreement related to the termination of an executive officer of $1.3 million, expensed in January 2023.

Other expense:

Interest expense was $1,869 in the nine months ended January 31, 2024, compared with interest expense of $2,107 in the nine months ended January 31, 2023. The decrease is due to the paydown of long term debt.

Operations by Segment

We have two operating segments, Professional Services and Aerospace Products. The Professional Services segment includes revenue contributions and expenditures associated with casino management services and management support services. Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft.

The following table presents a summary of our operating segment information for the nine months ended January 31, 2024 and January 31, 2023:

(dollars in thousands)	Nine Months Ended January 31, 2024	Percent of Total Revenue	Nine Months Ended January 31, 2023	Percent of Total Revenue	Percent Change 2023-2024
Professional Services
Revenue
Boot Hill Casino	$28,687	100%	$28,014	99%	2%
Management/Professional Services	64	0%	266	1%	-76%
Revenue	28,751	100%	28,280	100%	2%

Costs of Professional Services	11,976	42%	11,164	40%	7%
Expenses	10,785	37%	10,590	37%	2%
Total costs and expenses	22,761	79%	21,754	77%	5%
Professional Services operating income	$5,990	21%	$6,526	23%	-8%

(dollars in thousands)	Nine Months Ended January 31, 2024	Percent of Total Revenue	Nine Months Ended January 31, 2023	Percent of Total Revenue	Percent Change 2023-2024
Aerospace Products
Revenue	$26,995	100%	$26,813	100%	1%

Costs of Aerospace Products	20,095	75%	18,598	70%	8%
Expenses	4,359	16%	5,729	21%	-24%
Total costs and expenses	24,454	91%	24,327	91%	1%

Aerospace Products operating income	$2,541	9%	$2,486	9%	2%

Professional Services

●

Revenue from Professional Services increased 2% for the nine months ended January 31, 2024 to $28.8 million compared to $28.3 million for the nine months ended January 31, 2023.

In the nine months ended January 31, 2024, Boot Hill Casino received gross receipts for the State of Kansas of $38.3 million compared to $37.9 million for the nine months ended January 31, 2023. Mandated fees, taxes and distributions reduced gross receipts by $11.2 million resulting in gaming revenue of $27.1 million for the nine months ended January 31, 2024, compared to a reduction to gross receipts of $11.3 million resulting in gaming revenue of  $26.6 million for the nine months ended January 31, 2023. Sportsbook revenue was $3.5 million in the nine months ended January 31, 2024 compared to $2.0 million in the nine months ended January 31, 2023. Non-gaming revenue at Boot Hill Casino increased to $3.4  million for the nine months ended January 31, 2024, compared to $3.3  million for the nine months ended January 31, 2023.

Professional Services revenue excluding Boot Hill Casino decreased to $64 for the nine months ended January 31, 2024, compared to $266 for the nine months ended January 31, 2023.  The Company has completed the winding down of its architectural business during the third quarter.

●

Costs of Professional Services increased 7% in the nine months ended January 31, 2024 to $12.0 million compared to $11.2 million in the nine months ended January 31, 2023. Costs were 42% of segment total revenue in the nine months ended January 31, 2024, as compared to 40% of segment total revenue in the nine months ended January 31, 2023.  The increase is directly related to an increase in labor costs.

●

Expenses remained constant in the nine months ended January 31, 2024 to $10.8 million compared to $10.6 million in the nine months ended January 31, 2023. Expenses were 37% of segment total revenue in the nine months ended January 31, 2024, as compared to 37% of segment total revenue in the nine months ended January 31, 2023.

Aerospace Products

●	Revenue increased 1% to $27.0 million in the nine months ended January 31, 2024, compared to $26.8 million in the nine months ended January 31, 2023.

●

Costs of Aerospace Products increased 8% in the nine months ended January 31, 2024 to $20.1 million compared to $18.6 million for the nine months ended January 31, 2023.  Costs were 75% of segment total revenue in the nine months ended January 31, 2024, as compared to 70% of segment total revenue in the nine months ended January 31, 2023. The increase is directly related to the increase in material and labor costs.

●

Expenses decreased 24% in the nine months ended January 31, 2024 to $4.4 million compared to $5.7 million in the nine months ended January 31, 2023.  Expenses were 16% of segment total revenue in the nine months ended January 31, 2024, as compared to 21% of segment total revenue in the nine months ended January 31, 2023. The decrease is primarily due to a service agreement related to the termination of an executive officer of $1.3 million, expensed in January 2023.

Third QUARTER FISCAL 2024 COMPARED TO Third QUARTER FISCAL 2023

(dollars in thousands)	Three Months Ended January 31, 2024	Percent of Total Revenue	Three Months Ended January 31, 2023	Percent of Total Revenue	Percent Change 2023-2024
Revenue:
Professional Services	$9,941	52%	$9,574	47%	4%
Aerospace Products	9,019	48%	10,890	53%	-17%
Total revenue	18,960	100%	20,464	100%	-7%

Costs and expenses:
Costs of Professional Services	4,023	21%	3,789	19%	6%
Cost of Aerospace Products	5,918	31%	7,189	35%	-18%
Marketing and advertising	1,216	7%	1,324	6%	-8%
General, administrative and other	4,008	21%	4,777	23%	-16%
Total costs and expenses	15,165	80%	17,079	83%	-11%
Operating income	$3,795	20%	$3,385	17%	12%

Revenue:

Revenue decreased 7% to $19.0 million in the three months ended January 31, 2024, compared to $20.5 million in the three months ended January 31, 2023. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) management support services. Revenue from Professional Services increased 4% for the three months to $9.9 million at January 31, 2024 compared to $9.6 million at January 31, 2023. The sports wagering platform resulted in $1.5 million of revenue for the three months ended January 31, 2024 compared to $1.2  million the three months ended January 31, 2023.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue decreased  17% for the three months to  $9.0 million at January 31, 2024 compared to $10.9 million at January 31, 2023. The decrease in revenue is due primarily to a decrease in the aircraft modification business of $1.8 million related to the timing of the completion of certain modification projects..

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses decreased  11% to $15.2 million in the three months ended January 31, 2024 compared to $17.1 million in the three months ended January 31, 2023. Costs and expenses were  80% of total revenue in the three months ended January 31, 2024, as compared to 83% of total revenue in the three months ended January 31, 2023.  The decrease is primarily due to a severance agreement related to the termination of an executive officer of $1.3 million, expensed in January 2023.

Costs of Professional Services increased  6% in the three months ended January 31, 2024 to $4.0 million compared to $3.8 million in the three months ended January 31, 2023. Costs were 21% of total revenue in the three months ended January 31, 2024, as compared to 19% of total revenue in the three months ended January 31, 2023.  The increase is directly related to an increase in labor costs.

Costs of Aerospace Products decreased  18% in the three months ended January 31, 2024 to $5.9 million compared to $7.2 million for the three months ended January 31, 2023. Costs were 31% of total revenue in the three months ended January 31, 2024, as compared to 35% of total revenue in the three months ended January 31, 2023.  The decrease is directly related to the decrease in Aerospace revenue.

Marketing and advertising expenses decreased  8% in the three months ended January 31, 2024, to $1.2 million compared to $1.3 million in the three months ended January 31, 2023. Expenses were 7% of total revenue in the three months ended January 31, 2024, as compared to 6% of total revenue in the three months ended January 31, 2023. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

General, administrative and other expenses as a percent of total revenue was 21% in the three months ended January 31, 2024, compared to 23% in the three months ended January 31, 2023. These expenses decreased 16% to $4.0 million in the three months ended January 31, 2024, from $4.8 million in the three months ended January 31, 2023. The decrease is primarily due to a severance agreement related to the termination of an executive officer of $1.3 million, expensed in January 2023.

Other expense:

Interest expense was $615 in the three months ended January 31, 2024, compared with interest expense of $677 in the three months ended January 31, 2023.

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

The following table presents a summary of our operating segment information for the three months ended January 31, 2024 and January 31, 2023:

(dollars in thousands)	Three Months Ended January 31, 2024	Percent of Total Revenue	Three Months Ended January 31, 2023	Percent of Total Revenue	Percent Change 2023-2024
Professional Services
Revenue
Boot Hill Casino	$9,929	100%	$9,472	99%	5%
Management/Professional Services	12	0%	102	1%	-88%
Revenue	9,941	100%	9,574	100%	4%

Costs of Professional Services	4,023	40%	3,789	39%	6%
Expenses	3,746	38%	3,523	37%	6%
Total costs and expenses	7,769	78%	7,312	76%	6%
Professional Services operating income	$2,172	22%	$2,262	24%	-4%

(dollars in thousands)	Three Months Ended January 31, 2024	Percent of Total Revenue	Three Months Ended January 31, 2023	Percent of Total Revenue	Percent Change 2023-2024
Aerospace Products
Revenue	$9,019	100%	$10,890	100%	-17%

Costs of Aerospace Products	5,918	66%	7,189	66%	-18%
Expenses	1,478	16%	2,578	24%	-43%
Total costs and expenses	7,396	82%	9,767	90%	-24%

Aerospace Products operating income	$1,623	18%	$1,123	10%	45%

Professional Services

●

Revenue from Professional Services increased 4% for the three months ended January 31, 2024 to $9.9  million compared to $9.6 million for the three months ended January 31, 2023.

In the three months ended January 31, 2024 Boot Hill Casino received gross receipts for the State of Kansas of  $13.2 million compared to $12.6 million for the three months ended January 31, 2023. Mandated fees, taxes and distributions reduced gross receipts by $3.8 million resulting in gaming revenue of  $9.4 million for the three months ended January 31, 2024, compared to a reduction to gross receipts of $3.6 million resulting in gaming revenue of $9.0 million for the three months ended January 31, 2023. Sportsbook revenue was $1.5 million in the three months ended January 31, 2024 compared to $1.2 million in the three months ended January 31, 2023. Non-gaming revenue at Boot Hill Casino increased to $1.2 million for the three months ended January 31, 2024, compared to $1.1 million for the three months ended January 31, 2023.

Professional Services revenue excluding Boot Hill Casino decreased to $12 for the three months ended January 31, 2024, compared to $102 for the three months ended January 31, 2023. The Company has completed the winding down of its architectural business during the third quarter.

●

Costs of Professional Services increased 6% in the three months ended January 31, 2024 to $4.0 million compared to $3.8 million in the three months ended January 31, 2023. Costs were 40% of segment total revenue in the three months ended January 31, 2024, as compared to 39% of segment total revenue in the three months ended January 31, 2023.  The increase is directly related to an increase in labor costs.

●

Expenses increased 6% in the three months ended January 31, 2024 to $3.7 million compared to $3.5 million in the three months ended January 31, 2023. Expenses were 38% of segment total revenue in the three months ended January 31, 2024, as compared to 37% of segment total revenue in the three months ended January 31, 2023.

Aerospace Products

●

Revenue decreased  17% to $9.0  million in the three months ended January 31, 2024, compared to $10.9 million in the three months ended January 31, 2023. The decrease in revenue is due primarily to a decrease in the aircraft modification business of $1.8 million related to the timing of the completion of certain modification projects.

●

Costs of Aerospace Products decreased  18% in the three months ended January 31, 2024 to $5.9 million compared to $7.2 million for the three months ended January 31, 2023.  Costs were 66% of segment total revenue in the three months ended January 31, 2024, as compared to 66% of segment total revenue in the three months ended January 31, 2023. The decrease in costs is directly related to the decrease in Aerospace revenues.

●

Expenses decreased  43% in the three months ended January 31, 2024 to $1.5 million compared to $2.6 million in the three months ended January 31, 2023.  Expenses were 16% of segment total revenue in the three months ended January 31, 2024, as compared to 24% of segment total revenue in the three months ended January 31, 2023. The decreased is primarily due to a severance agreement related to the termination of an executive officer of $1.3 million, expensed in January 2023.

Employees

Other than persons employed by our gaming subsidiaries, there were 133 full time and 3 part time employees on January 31, 2024, compared to 109 full time and 3 part time employees on January 31, 2023. Our staffing at Boot Hill Casino & Resort on January 31, 2024 was 203 full time and 52 part time employees compared to 204 full time and 58 part time employees on January 31, 2023. None of the employees are subject to any collective bargaining agreements.

Liquidity and Capital Resources

Overview

Butler National is a holding company. Our ability to fund our obligations depends on existing cash on hand, cash flow from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources have been cash on hand, cash flow from operations, borrowings under our lines of credit and notes payable (as further described below) and proceeds from the issuance of debt and equity securities. We assess liquidity in terms of the ability to generate cash or obtain financing in order to fund operating, investing and debt service requirements. Our primary ongoing cash requirements include the funding of operations, capital expenditures, acquisitions and other investments in line with our business strategy and debt repayment obligations and interest payments. Our strategy has been to maintain moderate leverage and substantial capital resources in order to take advantage of opportunities, to invest in our businesses and develop new streams of income that may be profitable. As such, we have continued to invest in developing and marketing new STCs and growing our casino business including sports wagering. We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2024 and beyond.

Operating Activities

During the nine months ended January 31, 2024 our cash position decreased by $4.1 million. Net income was $8.1 million for the nine months ended January 31, 2024. Cash flow provided by operating activities was $5.5 million for the nine months ended January 31, 2024. Non-cash activities consisting of depreciation and amortization provided $4.6 million, gain on sale of airplanes used $4.2  million, stock awarded to a director provided $222, and deferred compensation used $89. Contract assets decreased our cash position by $241. Contract liability decreased our cash position by $358 . Inventories decreased our cash position by $2.1 million. Accounts receivable decreased our cash position by $2.3 million. Gaming facility mandated payments decreased our cash position by $295. Prepaid expenses and other assets increased our cash by $1.4 million. Accounts payable increased our cash position by $3.2 million.  Accrued liabilities decreased our cash position by $4.9 million. A decrease in lease liabilities and other current liabilities increased our cash by $584. Income tax payable increased our cash position by $2.0 million.

Investing Activities

Cash used in investing activities was $667 for the nine months ended January 31, 2024. We invested $1.6 million towards STCs, $1.6 million on a building, and $2.4 million on equipment and furnishings. We received $4.9 million in proceeds from the sale of airplanes.

Financing Activities

Cash used by financing activities was $9.0 million for the nine months ended January 31, 2024. We made repayments on our debt of $3.7 million. We made repayments on lease right-to-use of $196. We purchased Company stock of $5.1 million. The stock acquired was placed in treasury.

Capital Expenditures

The Company anticipates capital expenditures during the next twelve months to be approximately $11.5 million, consisting of $2.5 million on STC's, $2.5 million on equipment, and $6.5 million on airplanes. We anticipate financing a substantial portion of our airplane purchases and our cash balance will be sufficient to cover the remainder of our cash requirements through the next fiscal year.

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

Effect if Actual Results Differ From Assumptions

Management reviews the inventory balance on an annual basis to determine whether any additional write-downs are necessary. Following the write-down of the inventory as discussed above, we believe this inventory is stated at net realizable value at January 31, 2024, although an unanticipated lack of demand for aircraft or spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued at January 31, 2024.

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

An impairment loss is recognized for any excess of the carrying amount of the estimated undiscounted cash flows over the remaining life of the assets. No impairment charges were recorded during the nine months ended January 31, 2024.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2024. From fiscal year 2023 to fiscal year 2024 most of the increases we experienced were in material and labor costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel and labor costs to rise in fiscal 2024 and 2025.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2024.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of January 31, 2024, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
Smaller reporting companies are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the third quarter of fiscal 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2023 - November 30, 2023	-	$-	-	$2,558,000
December 1, 2023 - December 31, 2023	16,000	$0.73	16,000	$2,546,000
January 1, 2024 - January 31, 2024	8,744	$0.74	8,744	$2,540,000
Total	24,744	$0.73	24,744

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.	OTHER INFORMATION.
None.

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

	4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

	4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2024 and April 30, 2023, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended January 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2024 and 2023 and (v) the Notes to Consolidated Financial Statements, with detail tagging.

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2024, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

March 15, 2024	/s/ Christopher J. Reedy
Date	Christopher J. Reedy
(Chief Executive Officer and President)

March 15, 2024	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer and Secretary)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 of our Form 10-Q filed on March 14, 2013.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2024 and April 30, 2023, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended January 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2024 and 2023, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2024, formatted in Inline XBRL (included as Exhibit 101)