Form 10-K
period 2024-04-30
BUTLER NATIONAL CORP
filed 2024-07-23
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended April 30, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $39,408,269 at October 31, 2023, when the closing price of such stock was $0.69.

The number of shares outstanding of the registrant's common stock, $0.01 par value, as of July 23, 2024, was 68,770,856 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement to be filed within 120 days of April 30, 2024 , pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Shareholders to be held on October 1, 2024,  have been incorporated by reference into Part III of this Form 10-K.

BUTLER NATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED April 30, 2024

Forward-Looking Statements

Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company's or management's intentions, plans, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time, except as expressly required by federal securities laws.

Actual events or results may differ materially from the information included in forward-looking statements. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K, including the following factors:

●	customer concentration risk;
●	dependence on government spending;
●	industry specific business cycles;
●	regulatory hurdles in the launch of new products;
●	loss of key personnel;
●	the geographic location of our casino;
●	fixed-price contracts;
●	international sales;
●	future acquisitions;
●	supply chain and labor issues;
●	customer demand;
●	lack of insurance for aircraft modifications;
●	cyber security threats;
●	fraud, theft and cheating at our casino;
●	dependence on third-party platforms to offer sports wagering;
●	outside factors influence the profitability of sports wagering;
●	change of control restrictions;
●	significant and expensive governmental regulation across our industries;
●	failure by the corporation or its stockholders to maintain applicable gaming licenses;
●	evolving political and legislative initiatives in gaming;
●	extensive and increasing taxation of gaming revenues;
●	changes in regulations of financial reporting;
●	the stability of economic markets;
●	potential impairment losses;
●	marketability restrictions of our common stock;
●	the possibility of a reverse-stock split;
●	market competition by larger competitors;
●	acts of terrorism and war;
●	inclement weather and natural disasters; and
●	rising inflation

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

General

Butler National Corporation (“Butler National” the “Company”, “we”, “us”, or “our”) was incorporated in 1960. Our companies design, engineer, manufacture, sell, integrate, install, repair, modify, overhaul, service and distribute a broad portfolio of aerostructures, aircraft components, avionics, accessories, subassemblies and systems (“Aerospace Products”). We serve a broad, worldwide spectrum of the aviation industry, including owners and contractors of private and commercial business, and government aircraft and suppliers to the government.

In addition, our companies provide management services in the gaming industry, which includes owning the land and building for the Boot Hill Casino and Resort in Dodge City, Kansas (“Professional Services”).

Products and Services

The Company has two operating segments for financial reporting purposes: (a) Aerospace Products, whose companies’ revenues are derived from system design, engineering, manufacturing, sale, distribution, integration, installation, repairing, modifying, overhauling and servicing of aerostructures, avionics, aircraft components, accessories, subassemblies and systems; and (b) Professional Services, whose companies provide professional management services in the traditional gaming industry and in sports wagering.

Aerospace Products. The Aerospace Products segment includes the design, manufacture, sale and service of structural modifications, electronic equipment, and systems and technologies that enhance aircraft and electronics related equipment for control systems, test equipment, and defense related articles. Additionally, we operate Federal Aviation Administration (the “FAA”) Repair Stations. Companies in Aerospace Products concentrate on Learjets, Beechcraft King Air, and Cessna turboprop aircraft.

Products. The aviation-related products that the companies within this group design, engineer, manufacture, integrate, install, repair and service include:

●	Aerial surveillance products	●	GARMIN GTN Navigator / G700TXi displays

●	Aerodynamic enhancement products	●	J.E.T. autopilot products

●	Standby instrument systems	●	Electrical power systems and switching equipment

●	Avcon stability enhancing fins	●	Rate gyroscopes

●	ADS-B (transponder) systems	●	Replacement vertical accelerometers

●	Cargo/sensor carrying pods and radomes	●	Provisions to allow carrying of external stores

●	Electronic navigation instruments, radios and transponders	●	Attitude and heading reference systems

Modifications. The companies in Aerospace Products have authority, pursuant to Federal Aviation Administration Supplemental Type Certificates (“STCs”) and Parts Manufacturer Approval (“PMA”), to build required parts and subassemblies and to make applicable installations. Companies in Aerospace Products perform modifications in the aviation industry including:

●	Aerial photograph capabilities	●	Extended tip fuel tanks

●	Aerodynamic improvements	●	Radar systems

●	Avionics systems	●	ISR – Intelligence Surveillance Reconnaissance

●	Cargo doors	●	Special mission modifications

●	Extended nose and wing tip bays	●	Target towing capability

●	Airborne research capability	●	Traffic collision avoidance systems

Special Mission Electronics. We supply defense-related, commercial off-the-shelf products to various commercial entities and government agencies and subcontractors in order to update or extend the useful life of systems. These products include:

●	Cabling	●	HangFire Override Modules

●	Electronic control systems	●	Test equipment

●	Gun Control Units for Apache and Blackhawk helicopters	●	Gun Control Units for land and sea based military vehicles

Professional Services. The Professional Services segment includes the management of a gaming and related dining and entertainment facility in Dodge City, Kansas. Boot Hill Casino and Resort features approximately 500 slot machines, 17 table games and a sportsbook. A Company in Professional Services previously provided licensed architectural services, including commercial and industrial building design services.

Boot Hill. Butler National Service Corporation (“BNSC”), and BHCMC, LLC (“BHCMC”), companies in Professional Services, manage The Boot Hill Casino and Resort in Dodge City, Kansas (“Boot Hill”) pursuant to the Lottery Gaming Facility Management Contract, by and among BNSC, BHCMC and the Kansas Lottery, as subsequently amended (“Boot Hill Agreement”). As required by Kansas law, all games, gaming equipment and gaming operations, including sports wagering, at Boot Hill are owned and operated by the Kansas Lottery. On September 1, 2022, sports wagering became legal in the State of Kansas. The Company entered into a provider contract with DraftKings for interactive/mobile sports wagering.  In addition to an online platform, the Company opened a DraftKings branded sports book at Boot Hill on February 28, 2023.

Architectural Services. A Company in Professional Services provided licensed architectural services, including commercial and industrial building design.  The Company was closed in January 2024.

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

Seasonality

Our Aerospace Products businesses are generally not seasonal. We believe that our Professional Services business, however, are subject to seasonality based on local weather conditions, agricultural and petroleum prices, employment levels and the travel habits of visitors in the market service area.

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

Backlog

Our backlog as of April 30, 2024 and 2023 was as follows:

Industry Segment

(in thousands)	2024	2023
Aerospace Products	$30,265	$26,360
Professional Services	-	-

Total backlog	$30,265	$26,360

Our backlog as of July 19, 2024, totaled $28,595 for Aerospace Products. The backlog includes orders with signed contracts which may not be completed within the next fiscal year. There can be no assurance that all orders will be completed or that some may ever commence.

Dependence on Significant Customers

During the fiscal year ending April 30, 2024 we derived 28.5% of our revenue from five customers, and we had one "major customer" (10 percent or more of consolidated revenue) that provided 15.2% of total revenue. At April 30, 2024, we had one customer that accounted for 42.5% of our total accounts receivable.

Competition

We compete in the aerospace and casino gaming industries. In the aerospace industry, we compete against peer companies of which some are divisions or subsidiaries of other large companies, in the manufacture of aircraft structures, systems components, subassemblies and parts in addition to services related to aircraft modifications. Competition for the repair and overhaul of aviation components comes from three primary sources, some of whom possess greater financial and other resources than we have: OEMs, governmental support depots, and other independent repair and overhaul companies.  As technology advances, the concept of repair and overhaul changes, in that items that were formerly repaired are now being replaced.  Many governments maintain aircraft support depots or contractor organizations that modify, maintain and repair their aircraft. Other independent service organizations also compete for the modification, repair and overhaul business. Participants in the aerospace industry compete primarily based on size of business and technical staffing, quality, turnaround time, capacity and price.

The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing strategies and financial condition. We compete with other casino facilities in the Kansas region. We also compete with other non-gaming resorts and vacation destinations, various other entertainment businesses, and other forms of gaming, such as state lotteries, on-track and off-track wagering, video lottery terminals and card parlors.

Government Regulation and Industry Oversight

The aerospace industry is highly regulated in the United States by the FAA and in other countries by similar agencies. Our products and aircraft modifications must be certified by the FAA or meet FAA requirements.  FAA certification involves designing, engineering, and testing of specific aircraft models.  Our businesses, which sell defense products and services directly to the U.S. government or through its contractors, can be subject to various laws and regulations governing pricing and other factors.

We must also satisfy the requirements of our customers that are subject to FAA regulations and provide these customers with products and repair services that comply with the applicable government regulations. The FAA regulates flight operations and requires that aircraft components meet stringent FAA standards.  We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations.  In addition, the FAA requires that various maintenance routines be performed on aircraft components. We currently satisfy these maintenance standards allowing component repair and overhaul services at our FAA-approved repair stations.

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

Our Professional Services business is subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning gaming, employment, alcoholic beverages, food service, smoking, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

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

Human Capital Resources

Other than persons employed by our gaming management subsidiaries there were 133 full time and 2 part time employees on April 30, 2024 compared to 104 full time and 3 part time employees on April 30, 2023. As of July 19, 2024, staffing was 137 full time and 3 part time employees. Our staffing at Boot Hill Casino on April 30, 2024 was 196 full time and 48 part time employees and 205 full time employees and 59 part time employees on April 30, 2023. As of July 19, 2024 our staffing at Boot Hill Casino was 190 full time employees and 47 part time employees.

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

None of our employees are subject to collective bargaining agreements.

Executive Officers of the Registrant

Our executive officers are:

Name	Age	Position
Christopher J. Reedy	58	President and Chief Executive Officer since May 2023. Previously Chief Operating Officer from January 2023 to May 2023. Vice President and Secretary since 2005.
Tad M. McMahon	57	Chief Financial Officer and Secretary since May 2023. Previously Chief Financial Officer from 2017 to May 2023.
Joe Aric Peters	49	Vice President

Officers are elected by the Board of Directors of Butler National Corporation and serve at the discretion of the Board. All of the officers of the Company are subject to an employment agreement with the Company.  The Company has three "executive officers" pursuant to Exchange Act Rule 3b-7.

Available Information

For more information about us, visit our website at www.butlernational.com. The contents of the website are not part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Our electronic filings with the Securities and Exchange Commission ("SEC") (including all Forms 10-K, 10-Q and 8-K, and any amendments to these reports) are available free of charge through our website immediately after we electronically file with or furnish them to the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC at www.sec.gov.

Item 1A.  RISK FACTORS

The following statements on risk factors contain "forward looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward looking statements are not guarantees of future performance or result and involve risks, uncertainties, and assumptions. Stockholders should be aware of certain risks, including those described below and elsewhere in this Form 10-K, which could adversely affect the value of their holdings and could cause our actual results to differ materially from those projected in any forward looking statements. We undertake no obligation to update or revise forward looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time, except as expressly required by federal securities laws.

Risks Related to Our Business and Operations

Our Aerospace Products business is subject to significant customer concentration risk.

During the fiscal year ending April 30, 2024, we derived 28.5% of our revenue from five customers, and we had one "major customer" (10 percent or more of consolidated revenue) that provided 15.2% of total revenue. At April 30, 2024, we had one customer that accounted for 42.5% of our total accounts receivable. Our business operations in Tempe, Arizona sell almost entirely to one customer. A loss of business from, or the bankruptcy or insolvency of, one or more of any of these major customers may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We depend on the U.S. government and friendly foreign countries spending for a significant portion of our revenues.

We are a supplier, either directly or as a subcontractor, to the U.S. Government, its agencies and to friendly foreign countries. We rely heavily on government spending for a significant portion of our business. The United States financing or assistance in facilitating foreign objectives around the world impacts our business at our Avcon Industries, Inc. and Butler National - Tempe subsidiaries. If the flow of United States support globally would decrease, it would have a detrimental impact. If the U.S. Government or friendly foreign countries, ceased doing business with us or significantly decreased the amount of business they do with us, it may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We operate in cyclical industries and an economic downturn could negatively impact our operations.

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

Recruitment and retention of employees are important to the financial condition and business objectives of the Company. Our cost-effective and quality products and services depend on well-trained employees. Likewise, research and development to generate new products and services in our Aerospace Products business is dependent on trained personnel. The Company relies on various engineering resources, both internally and externally, to perform engineering and certification work to develop new products. The new products have been vital to our growth and sustained revenues and are critical to satisfying customer requirements. A loss of consultants or engineers could adversely affect the financials of the Company. Certain individuals in the Company hold specific expertise in engineering. Additionally, key personnel are particularly important in maintaining relationships with the operations related to the FAA and the State of Kansas. We also depend on a limited number of key personnel to manage and operate our businesses, including our executive officers. The leadership of these key personnel has been, and we expect will continue to be, a significant element of our success. The existing contracts for our executive officers will terminate at the end of the year. Several of the tasks each our executive officers perform lack redundancy. The departure, death or disability of any one of our executive officers or other extended or permanent loss of any of their services, or any negative industry perception with respect to any of them or their loss, could have a material adverse effect on our business. Our success depends heavily upon the continued contributions of these key persons, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to attract and retain experienced professional staff. Losing key personnel may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.

We may face risks related to the geographic location of our casino.

Boot Hill Casino is located in Dodge City, Kansas. Consequently, a significant portion of our gaming business is dependent upon attracting local residents, for both patronage and employees, as well as out of town visitors and is subject to the general economic health of the region around Dodge City, Kansas. The economy of Dodge City, Kansas is significantly influenced by the agricultural sector of the national and local economy, which includes both agricultural farming and meat processing. As a result, changes in the economic climate, weather patterns, the availability of rural medical care, and market fluctuations for agricultural and petroleum products could cause our customers to see a decrease in discretionary income which may negatively impact our revenues from gaming. This may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Due to fixed contract pricing, increasing contract costs exposes us to reduced profitability.

We sell certain products and services to commercial, government, and defense customers under firm fixed-priced contracts, regardless of costs incurred by us. Our Aerospace Products business generated approximately 60% of its 2024 revenue from fixed-price contracts. The costs of producing products or providing services may be adversely affected by increases in the cost of labor, materials, overhead, and other unknown variants, including manufacturing and other operational inefficiencies and differences between assumptions used by us to price a contract and actual results. Increased costs may result in cost overruns and losses on such contracts, which may adversely affect our financial condition, results of operations, liquidity and cash flows.

We are exposed to risks associated with our international sales.

We conduct our business in a number of foreign countries, some of which are politically unstable or subject to military or civil conflicts. International sales amount to 17% of total revenue in fiscal 2024. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

●	Military conflicts, civil strife, and political risks;
●	Export regulations that could erode profit margins or restrict exports;
●	Export controls and financial and economic sanctions imposed on certain industry sectors, countries or products;
●	The burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;
●	Contract award and funding delays;
●	Potential restrictions on transfers of funds;
●	Import and export duties and value added taxes;
●	Foreign exchange risk;
●	Transportation delays and interruptions;
●	Uncertainties arising from foreign local business practices and cultural considerations; and
●	Changes in U.S. policies on trade relations and trade policy, including implementation of or changes in trade sanctions, tariffs, and embargoes.

Any measures adopted to reduce the potential impact of losses resulting from the risks of doing business internationally, may not be adequate, and the regions in which we operate might not continue to be stable enough to allow us to operate profitably or at all. Our international sales may be subject to local laws, regulations and procurement policies and practices which may differ from U.S. Federal Government regulation, including regulations related to products being installed on aircraft, and export and exchange controls. We are also exposed to risks associated with any relationships with foreign representatives, consultants, partners and suppliers for international sales and operations. Our ability to arrange safe travel to visit our international customers may put our ability to sell to such customers at risk, which may adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Operational challenges impacting our Aerospace Products business could result in failure to meet customer demand for new modifications.

Our aircraft modification business is extremely complex. Customer projects are often scheduled based upon the availability of certain components and specific airplane models. These components are frequently acquired by the customer or by our Avcon Industries, Inc. subsidiary. Our customers may desire modification to specific airplane models that may become scarce due to competing demand, aircraft manufactured parts, manufacturing or labor challenges, among other factors. Operational issues, including delays or defects in parts or supplier components, failure to meet internal performance plans, or delays or failures to achieve required regulatory approval, could result in additional out-of-sequence work and increased production costs, as well as delayed deliveries to customers. We and our suppliers have been experiencing supply chain disruptions as a result of global supply chain constraints and labor instability. Supply chain issues could impact overall productivity and may adversely affect our financial condition, results of operations, liquidity and cash flows.

A decrease in customer demand, coupled with the rise of entities purchasing Avcon-modified airplanes and leasing them, may impact our business and operations.

Our aircraft modification business is dependent on customer demand for Avcon modifications. There are several entities that have purchased Avcon-modified planes and lease them as an alternative to potential customers purchasing a modification for their airplane. If customer demand for Avcon modifications decreases generally, from the issues we may face from being able to meet customer demand for new components, or from the leasing of Avcon-modified airplanes offered by other entities, this may adversely affect our financial condition, results of operations, liquidity and cash flows.

We do not carry insurance on our airplane modification services and liability stemming from these services could adversely affect our business.

We do not carry liability insurance covering the Company for providing airplane modification services. We also expressly disclaim all expressed and implied warranties at law in most of our contracts in which we provide airplane modification services. While our airplane modification service contracts specifically disclaim certain warranties, and contain limitations on our liability, courts may still hold us liable for such claims if asserted against us. This may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Cyber security attacks, internal system or service failures, and misappropriation of data or other breaches of information security may adversely impact our business and operations.

We increasingly rely on information technology and other systems, including our own systems and those of service providers and third parties, to manage our business and employee data and maintain and transmit customers’ personal and financial information, payment settlements, and payment funds transmissions. In addition, third-party service providers and other business partners process and maintain our proprietary business information and data. Our collection of such data is subject to extensive regulation by private groups, such as the payment card industry, as well as governmental authorities, including gaming regulatory authorities. Privacy regulations continue to evolve, and we have taken, and will continue to take, steps to comply by implementing processes designed to safeguard the confidential and personal information of our business, employees and customers.

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

Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business, and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software, or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages, or terrorist attacks. The failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. Moreover, expenditures incurred in implementing cyber security and other procedures and controls, including rising insurance costs, could impact our financial condition. Any cybersecurity incident or breach of our data or information systems may adversely affect our financial condition, results of operations, liquidity and cash flows.

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

We signed agreements with DraftKings and Bally Corporation to facilitate online and mobile sports wagering. In calendar 2022, we commenced mobile sports wagering with DraftKings. Our Sports Wagering Management Contract with DraftKings has three years remaining and is scheduled to expire in 2027. If we cannot renew, we may have to enter into a similar contract with a different service provider. Bally Corporation has not performed its obligation as a platform for sports wagering. There is no guarantee that we will be able to negotiate favorable terms in any renewal or new contract. In addition, as we seek to launch online gaming and sports wagering applications in Kansas, we may need to hire additional qualified employees, such as engineers, IT professionals and other compliance personnel. Given the significant competition in this area for qualified candidates, we may be unable to recruit, hire, and retain such qualified candidates. Termination of our Sports Wagering Management contract with the State of Kansas or a failure to extend our relationship with DraftKings may adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Additionally, we have entered into agreements with sports wagering vendors such as DraftKings and Bally Corporation and may enter into additional agreements with strategic partners and other third-party vendors to provide market access. There can be no assurance that the Kansas audience will continue to engage in sports wagering and online gaming products to the extent that we expect. The success of our sports wagering activity is dependent on a number of additional factors, many of which are beyond our control, including the ultimate tax rates and license fees charged by the state of Kansas; our ability to maintain market share in Kansas; the access to online or mobile sports wagering in other states; the timeliness and the technological and popular viability of our products; our ability to compete with new entrants in the market; changes in consumer demographics and public tastes and preferences; cancellations and delays in sporting seasons and sporting matches as a result of events such as players strikes or lockouts; and the availability and popularity of other forms of entertainment. There can be no assurance that we will be able to compete effectively or that our offerings will be successful and generate sufficient returns on our investment. Any of the factors that impede sports wagering may adversely affect our financial condition, results of operations, liquidity and cash flows.

We are subject to certain change of control restrictions, which could make it more difficult to be acquired.

Some provisions of our Articles of Incorporation and our existing Shareholder Rights Agreement could make it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. This includes, but is not limited to, provisions that: provide for a classified Board of Directors, prohibit stockholders from taking action by written consent, and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Kansas law K.S.A. 17-6427 that prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met, which could have the effect of delaying or preventing a change of control. In light of the highly regulated nature of our business and the authority of the regulatory agencies that monitor our business to monitor the composition of our shareholders, the Board has consistently believed these restrictions are appropriate. Nonetheless, these restrictions may result in missed opportunities for the Company and could result in a reduced share price of our common stock, which could harm our business.

Legal and Regulatory Risks

We are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent government regulation.

Our Aerospace Products business is subject to regulation by the FAA. We manufacture products and parts under FAA Parts Manufacturing Authority requiring qualification and traceability of all materials and vendors used by us. We make aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA. We repair aircraft parts pursuant to the authority granted by our FAA Authorized Repair Station. Before we sell any of our products that are to be installed on an aircraft, they must meet certain standards of airworthiness established by the FAA or the equivalent regulatory agencies in certain other countries. New, more stringent government regulations, or different interpretations of current regulations may be adopted in the future. Changes in the availability of FAA resources to process approvals of modifications or in the regulations that impact our ability to export modifications may adversely affect our business. Likewise, adverse determinations or policy directives from the United States government with respect to controls and classifications of our Avcon Industries, Inc. products could adversely affect the financial condition of the Company. Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our material contracts, licenses, certificates, authorizations, or approvals, which could have a material adverse effect on our operations and financial condition. Related costs of compliance with, or liability for violations of, existing or future regulations may adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Our present and future stockholders are, and will continue to be, subject to review by regulatory agencies. We are subject to the Lottery Gaming Facility management contract approval process in the state of Kansas. This process requires that any entity or person directly or indirectly owning five percent 5% of the ownership interest of a management company must be found suitable to be an owner by the state of Kansas. If found unsuitable by any agency, the stockholder must offer all of the interest in Company stock held by such stockholder to the Company for cash at the current market bid price less a fifteen percent 15% administrative charge and the Company must purchase such interest within six months of the offer. The stockholder is required to pay all costs of investigation with respect to a determination of his her or their suitability. Any such forced sale may negatively affect the trading price and liquidity of our shares. In addition, regardless of ownership, each member of the Board of Directors and certain officers of the Company are subject to a finding of suitability by any Agency on a regular basis. If a Board member or officer were found unsuitable, we may be forced to dissociate with such person. Such forced dissociation may adversely affect our financial condition, results of operations, liquidity and cash flows.

Gaming regulation and law is evolving, which may adversely affect our business.

Gaming management operations are and will be subject to extensive gaming laws and regulations, many of which were recently adopted and have not been the subject of definitive interpretations and are still subject to proposed amendments and regulation. The political and regulatory environment in which the Company is and will be operating with respect to gaming activities is dynamic and rapidly changing. Some legislative efforts seek to enact a smoking ban that would impact our casino facility. Smoking is permitted in Indian casinos in the State of Kansas and in casinos in neighboring states. Such a ban, if enacted, would put us at a competitive disadvantage and may adversely affect our financial condition, results of operations, liquidity and cash flows. Additionally, certain political efforts seek a significant regulatory change for Indian gaming that, if enacted, could lead to Indian casino gaming over the internet throughout the state. Propositions have also been made that would make it easier for Indian tribes to place land into trust that would enable the tribes to conduct gaming operations. Additional gaming would increase competition for discretionary income from our gaming patrons. The State of Kansas may enact new legislation involving the expansion of gaming including with respect to internet and mobile gaming.  Furthermore, regulatory costs may continue to rise. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or proposed products and services or increase our expenses in providing these products and services. Adoption or changes in gaming laws and regulations could adversely affect our financial condition, results of operations, liquidity and cash flows.

We are subject to extensive taxation policies, which could adversely affect our business.

The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. If such an increase were to be enacted, our ability to incur additional indebtedness in the future to finance casino development projects could be materially adversely affected. Additionally, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. The Boot Hill Casino, pursuant to its Management Contract with the State of Kansas pays total taxes between 27% and 31% of gross gaming revenue, based on achievement of the following revenue levels: 27% on gross gaming revenue up to $180 million, 29% on amounts from $180 million to $220 million, and 31% on amounts above $220 million in gross gaming revenue. The Boot Hill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $2.4 million during fiscal year ended April 30, 2024. On December 15, 2024, the tax rate to the state increases by 2% and we begin our second 15-year management contract for traditional gaming at Boot Hill Casino.

Changes in financial reporting regulations could have a materially adverse effect on our business.

The Company reports information to its stockholders and the general public pursuant to the regulations of various federal and state commissions and agencies. The Company is subject to guidance from the FASB (Financial Accounting Standards Board) and the Securities Exchange Commission. The political and regulatory environment in which the Company operates is dynamic and rapidly changing, and adoption or changes in regulations defining accounting procedures or reporting requirements could increase expenditures to report required financial information, which may adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Our gaming operations are subject to the weather and other conditions that could disrupt or reduce the number of customers who visit our casino. If weather conditions limit access to our casino or otherwise adversely impact our ability to operate our casino at full capacity, our revenue could suffer, which may adversely affect our financial condition, results of operations, liquidity and cash flows. We also face risks that the weather and other conditions could adversely affect the local industries in Dodge City, Kansas, where the Boot Hill Casino is located. The local economy in Dodge City is primarily fueled by the agriculture, meat processing and oil and gas industries. In the event the weather or other conditions severely disrupt these industries, we could see a reduction in the number of customers who visit our casino. In addition, natural or human-caused disasters or other catastrophic events such as pandemics, major fires, floods, blizzards, tornados and earthquakes could also adversely impact our business and operating results. Such events could lead to the loss of use of one or more of the facilities for which we provide management services for an extended period of time and disrupt our ability to attract customers to our gaming facilities. Additionally, damage from severe weather to our aircraft modification facilities could have an adverse impact on our business if we are unable to continue performing aircraft modifications. Any such event may adversely affect our financial condition, results of operations, liquidity and cash flows.

Rising inflation has increased costs related to materials and labor which has adversely impacted our operational capacity and lowered profitability.

The Bureau of Labor Statistics reported that the Consumer Price Index increased 3.4 percent in 2023. Many of our operating expenses are sensitive to increases in inflation including equipment prices, fuel costs, and employee-related costs. Insurance costs have also significantly increased with most major carriers. Furthermore, current inflationary pressures may increase costs for materials, supplies, and services. Rising inflation may also drive demand for increases in compensation for employees which may result in increased labor costs. With increasing costs, we may have to increase our prices to maintain the same level of profitability. If we are unable to increase our prices sufficiently to offset increasing expenses, then inflation may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C. CYBERSECURITY

Risk Management and Strategy

The Company maintains cybersecurity processes, technologies and controls to help it assess, identify and manage material risks from cybersecurity threats. These processes, technologies and controls are part of the Company’s overall enterprise risk management process.

Our cybersecurity program is based on the National Institute of Standards and Technology Cybersecurity Framework and is designed to ensure that our information systems are effective and are prepared for cybersecurity threats, including through regular oversight and mitigation of internal and external threats.  As a U.S. defense subcontractor, we are additionally obligated to comply with Department of Defense regulations such as Defense Federal Acquisition Regulation Supplement.

The Company utilizes existing employees and contracts with third party firms to evaluate our information security program, for continuous system monitoring and threat detection, to gather insights for identifying and assessing material cybersecurity threats, and for potential mitigation assistance. We conduct cybersecurity assessments using third-party service providers, and we require them to promptly notify the Company of any cybersecurity risks, threats or incidents that might impact us.

The Company has an established cybersecurity and information security awareness training program that includes mandatory annual training and regular communications for our employees regarding cybersecurity threats and methods of mitigation.

There can be no guarantee that our policies and procedures will be effective. Although our risk factors include further detail about the material cybersecurity risks we face, we believe that risks from cybersecurity threats have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, see the risk factor entitled “Cyber security attacks, internal system or service failures, and misappropriation of data or other breaches of information security may adversely impact our business and operations” in Item 1A. Risk Factors.

Governance

Management is responsible for the day-to-day assessment and management of cybersecurity risks. Cybersecurity measures that pertain specifically to Company’s Boot Hill subsidiary have been delegated to Boot Hill’s Board of Managers, a committee comprised of directors and officers of the Company and officers of Boot Hill. This committee is responsible for ensuring compliance with Kansas Racing and Gaming Commission regulations.

The Board of Directors has oversight responsibility for the Company’s strategic and operational risks. The Board has delegated oversight responsibility for certain risks to its committees, including delegation to the Board’s Nominating and Governance Committee oversight of the Company’s major non-financial reporting enterprise risk assessment and management processes not retained by the Board.  However, given the broad and important role of cybersecurity oversight, the Board has determined that oversight for cybersecurity should remain with the full Board. The Board routinely receives reports from the Company’s Chief Executive Officer, with the assistance of the Company’s IT department, concerning the Company’s cybersecurity risk management and strategies and related processes, technologies and controls.

Item 2. PROPERTIES

Corporate

Our corporate headquarters are located in a 36,000 square foot leased facility with hanger and office space at One Aero Plaza, New Century, Kansas (located at the New Century Airport).

Aerospace Products (dollars in thousands)

Butler National Corporation has an office and manufacturing operations at 4654 South Ash Ave, Tempe, Arizona in a 16,110 square foot owned facility.

Butler Avionics, Inc. and Butler National Aviation Certification Center are located at One Aero Plaza, New Century, Kansas in the same facility as the corporate office.

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

Item 3. LEGAL PROCEEDINGS

As of July 23, 2024, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK (BUKS)

(a)	Market Information: Our shares are exclusively quoted on OTCQX platform under the symbol "BUKS".

The range of the high and low bid prices per share of the common stock, for fiscal years 2024 and 2023, as reported by OTC Markets Group, is set forth below. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2024		Year Ended April 30, 2023
	Low	High	Low	High
First quarter	$0.66	$0.84	$0.78	$1.01
Second quarter	$0.57	$0.84	$0.63	$0.95
Third quarter	$0.64	$0.82	$0.62	$0.72
Fourth quarter	$0.74	$0.93	$0.61	$0.74

(b)	Holders: The approximate number of holders of record of our common stock, as of July 19, 2024, was 2,600. The price of the stock as of July 19, 2024 was approximately $0.86 per share.
(c)	Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.

SECURITIES CONVERTIBLE TO COMMON STOCK

As of July 23, 2024, there were no convertible preferred shares or convertible debenture notes outstanding.

STOCK REPURCHASE PROGRAM

In December 2016, the Board of Directors approved a common stock repurchase program. The program was established for the purpose of enabling Butler National Corporation (BNC) to flexibly repurchase its own shares in consideration of factors such as opportunities for strategic investment, BNC's financial condition and the price of its common stock as part of improving capital efficiency. In July 2023, the Board of Directors approved an increase in the size of the Company's common stock repurchase program from $4 million to $9 million. The program is currently authorized through July 31, 2025.

The table below provides information with respect to common stock purchases by the Company during the quarter ended April 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$9,000
Shares purchased prior to January 31, 2024	10,270,355	$0.63	10,270,355	$2,540
Month ended February 29, 2024	-	$-	-	$2,540
Month ended March 31, 2024	-	$-	-	$2,540
Month ended April 30, 2024 (a)	5,000	$0.79	5,000	$2,536
Total	10,275,355	$0.63	10,275,355

(a)	These shares of common stock purchased were purchased through private transactions.

Item 6.  RESERVED

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management Discussion and Analysis (MD&A) is intended to help the reader understand our results of operations and financial condition for fiscal years 2024 and 2023 by discussing principle factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of the Company and its wholly-owned subsidiaries and affiliates. This MD&A should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.

Our fiscal year ends on April 30th. Fiscal years 2024 and 2023 consisted of 52 weeks and ended on April 30, 2024 and April 30, 2023, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.

Overview

We have two separate reporting segments: Aerospace Products and Professional Services. Aerospace Products and Professional Services do not share the same customers or suppliers and have substantially distinct businesses. The Aerospace Products operating segment provides products and services in the aerospace industry. Companies in Aerospace Products derive their revenue from system design, engineering, manufacturing, integration, installation, repairing, overhauling, servicing and distribution of aerostructures, avionics, aircraft components, accessories, subassemblies and systems. The Professional Services operating segment provides services in the gaming industry. Professional Services companies manage a gaming and entertainment facility and previously provided architectural services. These reporting segments operate through various subsidiaries and affiliates listed on Exhibit 21 to this Form 10-K.

Management is focused on increasing long-term shareholder value from increased cash generation, earnings growth, and prudently managing capital expenditures. We plan to do this by continuing to drive increased revenues from product and service innovations, strategic acquisitions, and targeted marketing programs. Specifically, Butler National Corporation actively works to develop and promote new STCs and continues to work to expand its aircraft modification production capabilities.

Butler National’s strategy is dependent on a number and viability of ongoing factors as discussed under “Forward-Looking Statements” and Part 1, Item 1A, “Risk Factors.” The key factors that affect our operating results are the customer headcount at Boot Hill, the number and viability of new STCs we are able to develop, our ability to market STCs in domestic and international markets, the growth of our new sports wagering platforms, and our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits, claims and insurance expense, maintenance, and new equipment or raw materials.

Results Overview

Our fiscal 2024 revenue increased 4% to $78.4 million compared to $75.2 million in fiscal 2023. In fiscal 2024 the Professional Services revenue increased 2% primarily due to the development of sportsbook revenue.  There was also an increase of 7% in the Aerospace Products revenue in fiscal 2024 which can be attributed to targeted marketing efforts for our new STC's and special mission products.

Our fiscal 2024 net income was $12.5 million compared to net income of $4.5 million in fiscal 2023. Earnings per share was $0.18 for fiscal 2024 compared to $0.06 in fiscal 2023. We continue focusing on our margin expansion initiatives, including efficiencies in our implementation of improved operational processes and controlling general and administrative expenses. The fiscal 2024 operating income was $13.2 million, an increase of 53% from $8.7 million in fiscal 2023.

RESULTS OF OPERATIONS

Fiscal 2024 compared to Fiscal 2023

(dollars in thousands)	2024	Percent of Total Revenue	2023	Percent of Total Revenue	Percent Change 2023-2024
Revenue:
Professional Services	$38,640	49%	$38,041	51%	2%
Aerospace Products	39,736	51%	37,141	49%	7%

Total revenues	78,376	100%	75,182	100%	4%

Costs and expenses:
Cost of professional services	15,761	20%	15,449	21%	2%
Cost of aerospace products	28,711	37%	25,854	34%	11%
Marketing and advertising	5,009	6%	5,426	7%	-8%
General, administrative and other	15,656	20%	19,799	26%	-21%

Total costs and expenses	65,137	83%	66,528	88%	-2%
Operating income	$13,239	17%	$8,654	12%	53%

Revenue

Revenue increased to $78.4 million in fiscal 2024, compared to $75.2 million in fiscal 2023. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) professional architectural and management support services through BCS Design, Inc. ("BCS"), which was closed in January 2024. Revenue from Professional Services increased 2% to $38.6 million in fiscal 2024 compared to $38.0 million in fiscal 2023.  The sports wagering platform brought in $4.6 million of revenue during fiscal 2024 compared to $2.7 million in fiscal 2023. Furthermore, casino gaming revenue decreased $1.2 million due to a decrease in patron visits.  We believe this was due primarily to increased inflation, competition and drought conditions in our primary market area causing a decrease in discretionary spending.

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for aircraft and military vehicles. Aerospace Products revenue increased 7% to $39.7 million in fiscal 2024 compared to $37.1 million in fiscal 2023. The increase in revenue is primarily due to an increase in the aircraft modification business of $1.0 million and an increase in special mission electronics of $1.2 million.  The development of new STC's and our marketing efforts for them in both domestic and international markets supported this increase.

Costs and expenses

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.

Costs and expenses decreased 2% in fiscal 2024 to $65.1 million compared to $66.5 million in fiscal 2023.  Costs and expenses were 83% of total revenue in fiscal 2024, compared to 88% of total revenue in fiscal 2023.  The decrease is primarily due to a $4.5 million severance accrual relating to a separation agreement with two former executive officers that was expensed in fiscal year 2023, partially offset by an increase in material and labor costs in fiscal 2024.

Costs of Professional Services increased 2%  in the year ended April 30, 2024, to $15.8 million compared to $15.4 million in the year ended April 30, 2023.  Costs were 20% of total revenue in the year ended April 30, 2024, as compared to 21% of total revenue in the year ended April 30, 2023.  The increase is directly related to an increase in labor costs.

Costs of Aerospace Products increased 11% in the year ended April 30, 2024, to $28.7 million compared to $25.9 million for the year ended April 30, 2023.  Costs were 37% of total revenue in the year ended April 30, 2024, as compared to 34% of total revenue in the year ended April 30, 2023.  The increase is directly related to an increase in material and labor costs.

Marketing and advertising expenses decreased 8% to $5.0 million in fiscal 2024, from $5.4 million in fiscal 2023. Costs were 6% of total revenue in the year ended April 30, 2024 as compared to 7% of total revenue in the year ended April 30, 2023. The decrease is due to a change in marketing strategy and methods to attract customers. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

General, administrative and other expenses  decreased 21% to $15.7 million in fiscal 2024, from $19.8 million in fiscal 2023. Costs were 20% of total revenue in the year ended April 30, 2024, compared to 26% of total revenue in the year ended April 30, 2023. The decrease is primarily due to a $4.5 million severance accrual relating to a separation agreement with two former executive officers that was expensed in fiscal 2023.

Other income (expense)

Other income (expense) was $ 3.5 million in fiscal 2024 compared to ($2.1) million in fiscal 2023, a change of $ 5.6 million from fiscal 2023 to fiscal 2024.  Interest expense was ($2.4) million in fiscal 2024 and ($2.7) million in fiscal 2023.  Gain on sale of assets was $5.7 million in fiscal 2024 compared to $479 in fiscal 2023. Interest income was $305 in fiscal 2024 and $0 in fiscal 2023.

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

 The following table presents a summary of our operating segment information for fiscal years 2024 and 2023:

(dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Percent Change 2023-2024
Professional Services
Revenue
Boot Hill Casino	$38,577	100%	$37,758	99%	2%
Other Professional Services	63	0%	283	1%	-78%
Revenue	38,640	100%	38,041	100%	2%

Costs of Professional Services	15,761	41%	15,449	40%	2%
Expenses	14,162	36%	14,003	37%	1%
Total costs and expenses	29,923	77%	29,452	77%	2%
Professional Services operating income	$8,717	23%	$8,589	23%	1%

(dollars in thousands)	2024	Percent of Revenue	2023	Percent of Revenue	Percent Change 2023-2024

Aerospace Products
Revenue	$39,736	100%	$37,141	100%	7%

Costs of Aerospace Products	28,711	72%	25,854	70%	11%
Expenses	6,503	17%	11,222	30%	-42%
Total costs and expenses	35,214	89%	37,076	100%	-5%

Aerospace Products operating income	$4,522	11%	$65	0%	6857%

Professional Services

●

Revenue from Professional Services increased 2% to $38.6 million in fiscal 2024 from $38.0 million in fiscal 2023. We established a new sports wagering platform during fiscal 2023 that brought in $4.6 million of revenue during fiscal 2024 compared to $2.7 million for the partial year it was operational in fiscal 2023.  Furthermore, traditional casino gaming revenue decreased $1.2 million due to a decrease in patron visits.  We believe this was due primarily to increased inflation and drought conditions in our primary market area causing a decrease in discretionary spending.

The remaining management and Professional Services revenue is from architectural services. Architectural services revenue decreased 78% to $63 in fiscal 2024 compared to $283 in fiscal 2023.  The decrease is due to management's dissolution of the architecture business in January 2024.

●

Costs increased 2% in fiscal 2024 to $15.8 million compared to $15.4 million in fiscal 2023. Costs were 41% of segment total revenue in fiscal 2024, compared to 40% of segment total revenue in fiscal 2023.  The increase is directly related to an increase in labor costs.

●

Expenses increased 1% in fiscal 2024 to $14.2 million compared to $14.0 million in fiscal 2023. Expenses were 36% of segment total revenue in fiscal 2024, compared to 37% of segment total revenue in fiscal 2023.  The increase is due primarily to an increase in  depreciation expense.

Aerospace Products

●

Revenue increased 7% to $39.7 million in fiscal 2024 compared to $37.1 million in fiscal 2023. This increase was primarily due to an increase in our aircraft modification business of $1.0 million and an increase in special mission electronics of $1.2 million.  The development of new STC's and our marketing efforts in both domestic and international markets supported the increase.

●

Costs increased 11% to $28.7 million in fiscal 2024 compared to $25.9 million in fiscal 2023. Costs were 72% of segment total revenue in fiscal 2024, compared to 70% of segment total revenue in fiscal 2023. This increase is directly related to the increase in material and labor costs.

●

Expenses decreased 42% in fiscal 2024 to $6.5 million compared to $11.2 million in fiscal 2023. Expenses were 17% of segment total revenue in fiscal 2024, compared to 30% of segment total revenue in fiscal 2023.  The decrease is primarily due to a $4.5 million severance accrual relating to separation agreements with two former executive officers that was expensed in fiscal 2023.

Outlook

The Bureau of Labor Statistics reported that the Consumer Price Index increased 3.4 percent in 2023. Many of our operating expenses are sensitive to increases in inflation including equipment prices, fuel costs, and employee-related costs. Insurance costs have also significantly increased with most major carriers. Furthermore, the market is currently experiencing inflationary pressures that may increase costs for materials, supplies, and services. Rising inflation may also drive employee demand for increases in compensation which may result in increased in labor costs. With costs increasing, we may have to increase our prices to maintain the same level of profitability. The Company believes the omnicron variant of COVID-19 pandemic and the conflicts in Israel and Ukraine had no material impact on the performance of the Company and it is unlikely to have a material impact in the future.

Liquidity and Capital Resources (in thousands, except where expressed in millions)

Overview

Butler National is a holding company. Our ability to fund our obligations depends on existing cash on hand, cash flow from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources have been cash on hand, cash flow from operations, borrowings under our lines of credit and notes payable (as further described below) and proceeds from the issuance of debt and equity securities. We assess liquidity in terms of the ability to generate cash or obtain financing in order to fund operating, investing and debt service requirements. Our primary ongoing cash requirements include the funding of operations, capital expenditures, acquisitions and other investments in line with our business strategy and debt repayment obligations and interest payments. Our strategy has been to maintain moderate leverage and substantial capital resources in order to take advantage of opportunities, to invest in our businesses and develop new streams of income that may be profitable. As such, we have continued to invest in developing and marketing new aircraft modifications and marketing new STCs. We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have expressed an interest in funding our working capital needs to continue our operational growth in 2024 and beyond.

Notes Payable and Lines of Credit

At April 30, 2024, the Company has a $2 million line of credit with Kansas State Bank in the form of a promissory note with an interest rate 8.4%. The unused line at April 30, 2024 was $2 million. There were no advances made on the line of credit during the year ended April 30, 2024. The line of credit is due on demand and is secured by a first and second position on all assets of the Company.

One note payable with Academy Bank, N.A. had a balance of $29.2 million at April 30, 2024, secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.32% payable over seven years with an initial twenty-year amortization and a balloon payment of $19.3 million in December 2027. A second note payable with Academy Bank, N.A. had a balance of $7.5 million at April 30, 2024, and is secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.75%.  This note matures in October 2026. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash. We are in compliance with these covenants at April 30, 2024.

At April 30, 2024, there was a note payable with Bank of America, N.A. with a balance of $787. The interest rate on this note is at SOFR plus 1.75%.  The loan is secured by buildings and improvements having a net book value of $680.  This note matures in March 2029.

At April 30, 2024, there was a note payable with Patriots Bank with an interest rate of 4.35% with a balance of $887.  This loan is secured by aircraft security agreements with a net book value of $701. This note matures in March 2029.

At April 30, 2024, there is a note payable with an interest rate of 8.13% with a balance of $34 secured by equipment with a net book value of $31. This note matures in October 2025.

We are compliant with the covenants and obligations of each of our notes as of April 30, 2024, and July 23, 2024.

Cashflow Summary

Our use of cash in the last fiscal year is in line with our overall fiscal strategy to use moderate leverage to facilitate growth in existing businesses and to develop new streams of income. During fiscal 2024 our cash position decreased by $4.2 million. Net income was $12.5 million.

Operating Activities

Cash flows from operating activities provided $7.5 million. Non-cash activities consisting of depreciation and amortization contributed $6.1 million, gain on sale of assets used $5.7 million, deferred compensation used $15, and stock awarded to a director provided $222. Deferred income taxes decreased our cash position by $446. Accounts receivable decreased our cash position by $2.0 million. Inventories decreased our cash position by $1.0 million. Accounts payable and contract liability decreased our cash position by $138. Contract assets decreased our cash position by $1.9 million. Prepaid expenses and other assets increased our cash by $1.8 million, while gaming facility mandated payments increased our cash by $116. Accrued liabilities and other liabilities decreased our cash position by $4.6 million.  Income taxes payable increased our cash position by $2.6 million.

Investing Activities

Cash used in investing activities was $1.1 million. This was a decrease of $4.8 million from last year. The decrease was primarily attributable to the Company selling fixed assets in fiscal 2024. We invested $2.2 million towards STCs, $1.7 million on a building and improvements, $1.6 on the purchase of an airplane and airplane upgrades and $3.2 million on equipment and furnishings. We received $4.9 million in proceeds from the sale of airplanes and $2.7 million in proceeds from the sales of land and buildings.

Financing Activities

Cash used in financing activities was $10.6 million. This was an increase of $5.1 million from last year. The increase was primarily attributable to the Company repurchasing $5.1 million of company stock. Our uses consisted of repayments on our debt of $5.3 million and a reduction of our lease liability by $263. The stock acquired was placed in treasury.

Capital Expenditures

The Company anticipates capital expenditures in fiscal year 2025 to be approximately $13.0 million, consisting of $2.5 million on STC's, $3.0 million on equipment, $1.5 million on buildings and improvements, and $6.0 million on airplanes. We anticipate our cash balance will be sufficient to cover cash requirements through the current fiscal year.

Critical Accounting Estimates

We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management judgments and estimates. These significant accounting policies relate to revenue from contracts with customers, inventory valuation and long-lived assets. These policies and our procedures related to these policies are described in detail below and under specific areas within this "Management Discussion and Analysis of Financial Condition and Results of Operations." In addition, Note 1 to the consolidated financial statements expands upon discussion of our accounting policies.

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

Effect if Actual Results Differ From Assumptions

Management reviews the inventory balance on an annual basis to determine whether any additional write-downs are necessary. Following the write-down of the inventory as discussed above, we believe this inventory is stated at net realizable value at April 30 2024, although an unanticipated lack of demand for aircraft or spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued at April 30, 2024.

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

An impairment loss is recognized for any excess of the carrying amount of the estimated undiscounted cash flows over the remaining life of the assets. No impairment charges were recorded in the fiscal year ended April 30, 2024.

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

The Financial Statements of the Registrant are set forth on pages 29 through 47 of this report.

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

In connection with the preparation of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2024.

Internal Control Over Financial Reporting

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2024.

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

Limitations on Controls and Procedures

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

Changes in Internal Control Over Financial Reporting

There were no material changes in the Company internal controls over financial reporting during the three months ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.  OTHER INFORMATION

During the quarter ended April 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement" as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference. Certain information regarding executive officers of Butler National Corporation is included above in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item 11 regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about our common stock that may be issued under our equity compensation plan as of April 30, 2024.

Plan Category	Securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price per share	Securities available for future issuance
Equity compensation plans approved by security holders	-	-	4,300,000
Equity compensation plans not approved by security holders	-	-	-

Total	-	-	4,300,000

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

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

10.1

Separation and Mutual Release Agreement dated July 20, 2023 among the Company, Clark Stewart, and the other directors and executive officers of Buller National Corporation (incorporated by reference to Exhibit 10.1 of our Form 8-K dated July 26, 2023 (File No. 000-01678).

10.2	Employment Agreement between Butler National Corporation and Christopher J. Reedy dated February 4, 2020, incorporated by reference to Exhibit 10.2 of our Form 8-K, dated February 4, 2020 (File No. 000-01678).*

10.3	Separation and Mutual Release Agreement dated July 20, 2023 among the Company, Craig Stewart and the other directors and executive officers of Butler National Corporation (incorporated by reference to Exhibit 10.1 of our Form 8-K dated July 26, 2023 (File No. 000-01678).

10.4	Employment Agreement between Butler National Corporation and Tad M. McMahon dated February 4, 2020, incorporated by reference to Exhibit 10.4 of our Form 8-K, dated February 4, 2020 (File No. 000-01678).*

10.5	Employment Agreement between Butler National Corporation and Joe Aric Peters, dated February 4, 2020, incorporated by reference to Exhibit 10.1 of our 8-K dated June 15, 2022 (File No. 000-01678). *

10.6	First Amendment to Employment Agreement of Christopher J. Reedy dated October 4, 2023, incorporated by reference to Exhibit 10.1 of our 8-K dated October 5, 2023 (File No. 000-01678).

10.7	First Amendment to Employment Agreement of Tad M. McMahon dated October 4, 2023, incorporated by reference to Exhibit 10.2 of our 8-K dated October 5, 2023 (File No. 000-01678).

10.8	First Amendment to Employment Agreement of Joe A. Peters dated October 4, 2023, incorporated by reference to Exhibit 10.3 of our 8-K dated October 5, 2023 (File No. 000-01678).

10.9

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

10.11	Renewal of Lottery Gaming Facility Management Contract between the State of Kansas, BNSC, and BHCMC effective December 15, 2019, incorporated by reference to Exhibit 10.1 of our Form 8-K dated December 9, 2019 (File No. 000-01678).

10.12	Third Amendment to the Lottery Gaming Facility Management Contract between the State of Kansas, BNSC, and BHCMC effective December 15, 2019, incorporated by reference to Exhibit 10.1 of our Form 8-K dated December 9, 2019 (File No. 000-01678).

10.13	Written Consent for Renewal of the Lottery Gaming Facility Management Contract between the State of Kansas, BNSC and BHCMC effective December 15, 2019, incorporated by reference to Exhibit 10.3 of our Form 8-K dated December 9, 2019 (File No. 000-01678).

10.14	Sports Wagering Management Contract between Butler National Service Corporation, BHCMC, LLC and the Kansas Lottery approved August 18, 2022, incorporated by reference to Exhibit 10.1 of our Form 8-K dated August 18, 2022 (File No. 000-01678).

10.15

Bill of Sale dated April 30, 2013, by and among Butler National Services, Inc. and Beadle Enterprises LLC, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on May 2, 2013 (File No. 000-01678).

10.16	Promissory Note dated April 29, 2015, by and among BHCMC, L.L.C. and KS State Bank, incorporated by reference to Exhibit 10.23 of our Form 10-K filed on July 29, 2015 (File No. 000-01678).

10.17	Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed September 29, 2016 (File No. 000-01678).

10.18	Form of Registered Stock Agreement under the Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on April 17, 2019 (File No. 000-01678).

10.19	Promissory Note dated February 27, 2019, by Butler National, Inc. and First Source Bank, incorporated by reference to Exhibit 10.18 of our Form 10-K filed on July 19, 2019 (File No. 000-16780).

10.20	Loan Agreement dated December 17, 2020 by BHCMC, L.L.C., BHCRE LLC, and Academy Bank, N.A., incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on March 12, 2021 (File No. 000-16780).

10.21	Sale and Purchase Agreement for Preferred Membership Interest Units in BHCMC, L.L.C., dated September 13, 2021, incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 20, 2021.

10.22	Loan Modification Agreement dated October 18, 2021 between BHCMC, L.L.C. and Academy Bank N.A., incorporated by reference to Exhibit 10.2 of our Form 8-K filed on October 20, 2021.

14	Standards of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Company's Form 8-K filed September 29, 2022. (File No. 000-01678).

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accountants RBSM LLP.

31.1	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company's Annual Report on Form 10-K for the year ended April 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language) includes; (i) Consolidated Balance Sheets as of April 30, 2024 and 2023; (ii) Consolidated Statements of Operations for the years ended April 30, 2024 and 2023; (iii) Consolidated Statements of Stockholders' Equity for the years ended April 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the years ended April 30, 2024 and 2023, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Relates to management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 23, 2024

BUTLER NATIONAL CORPORATION

/s/ Christopher J. Reedy
Christopher J. Reedy, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher J. Reedy	President and Chief Executive Officer	July 23, 2024
Christopher J. Reedy	(Principal Executive Officer)

/s/ Tad M. McMahon	Chief Financial Officer and Secretary	July 23, 2024
Tad M. McMahon	(Principal Financial Officer and Principal Accounting Officer)

/s/ R. Warren Wagoner	Chairman of the Board and Director	July 23, 2024
R. Warren Wagoner

/s/ David B. Hayden	Director	July 23, 2024
David B. Hayden

/s/ John M. Edgar	Director	July 23, 2024
John M. Edgar

/s/ Joe Aric Peters	Director	July 23, 2024
Joe Aric Peters

/s/ Joseph P. Daly	Director	July 23, 2024
Joseph P. Daly

/s/ Jeffrey D. Yowell	Director	July 23, 2024
Jeffery D. Yowell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Butler National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Butler National Corporation and Subsidiaries (collectively, the “Company”) as of April 30, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Description of the Matter

Revenue Recognized Over Time on Certain Aerospace Contracts

As described in Notes 1 and 2 to the consolidated financial statements, for certain aerospace contracts, the Company recognizes revenue over time on aerospace contracts for services rendered. Pursuant to ASC 606, “Revenue”, the Company elected the input method (cost-to-cost: incurred costs, labor hours used). The labor hours incurred is a measure that reflects the proportion actually transferred into the control of the customer.

The Company’s net revenue for the year ended April 30, 2024 was approximately $78.4 million, of which approximately $22.6 million (29%) is recognized over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Management performs detailed quarterly reviews of such contracts. The contract terms generally range from one to twelve months.

The principal considerations for our determination that performing procedures relating to estimated costs at contract completion for certain aerospace contracts is a critical audit matter are that there was significant judgment by management when developing the estimated costs at completion. Margins on fixed-price development contracts are inherently uncertain in that revenue is fixed while the estimates of costs required to complete these contracts are subject to variability. The operational and technical complexities of fixed-price contracts create financial risk.

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

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the cost estimates for fixed-price aerospace contracts included the following, among others:

●

Gaining an understanding of controls relating to the revenue recognition process, including controls over the completeness and accuracy of estimated costs at completion and ensuring that the ASC 606, “Revenue” 5-step model criteria were met.

●

We evaluated the appropriateness and consistency of management’s methods used in developing its estimates. This included evaluating and understanding management’s process for developing estimates of total estimated costs at completion for a sample of contracts. This included testing the completeness and accuracy of labor costs incurred to date and evaluating the reasonableness of significant estimates used by management, including labor costs, and considering factors that could affect the accuracy of those estimates for the sample contracts selected.

●	We evaluated the reasonableness of judgments made and significant assumptions used by management relating to key cost and schedule estimates.
●

We inquired of project management, and others directly involved with the execution of contracts to evaluate project status which may affect total estimated costs to complete. Evaluating the reasonableness of the significant assumptions used involved assessing management’s ability to reasonably estimate costs at completion by (i) assessing the reasonableness of estimates of total labor costs at completion in comparison to actual total labor costs incurred to date (ii) assessing the reasonableness of the estimated labor rate, and (iii) obtaining an understanding of the contract and the performance obligations to test the allocation of the total transaction price to the performance obligation in the contract.

●

We performed retrospective reviews when evaluating the thoroughness and precision of management’s estimation process by comparing actual outcomes to previous estimates, the related financial statement impact, and evaluating key judgements made by management when determining the timing of changes to key estimates.

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

Las Vegas, NV

July 23, 2024
PCAOB ID 587

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF April 30, 2024 and 2023

(in thousands, except per share data)

	April 30, 2024	April 30, 2023
ASSETS
CURRENT ASSETS:
Cash	$17,792	$21,997
Accounts receivable, net	5,776	3,793
Inventory, net	9,522	8,947
Contract asset	3,812	1,893
Prepaid expenses and other current assets	1,694	3,532
Total current assets	38,596	40,162

LEASE RIGHT-TO-USE ASSET, net	2,892	3,081

PROPERTY, PLANT AND EQUIPMENT, net	59,587	59,067

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $11,810 at April 30, 2024 and $10,603 at April 30, 2023)	9,762	8,722

OTHER ASSETS:
Other assets (net of accumulated amortization of $13,041 at April 30, 2024 and $12,290 at April 30, 2023)	1,219	1,401
Deferred tax asset, net	1,919	1,473
Total other assets	3,138	2,874
Total assets	$113,975	$113,906

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,291	$5,320
Current maturities of long-term debt	4,866	4,987
Current maturities of lease liability	25	145
Contract liability	5,922	6,031
Gaming facility mandated payment	1,846	1,730
Compensation and compensated absences	1,932	6,722
Income tax payable	2,842	228
Other current liabilities	193	214
Total current liabilities	22,917	25,377

Long-term debt, net of current maturities	33,244	38,418
Lease liability, net of current maturities	3,373	3,330
Total long-term liabilities	36,617	41,748
Total liabilities	59,534	67,125

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: Authorized 100,000,000 shares, issued 79,646,211 shares, and outstanding 68,770,856 shares at April 30, 2024 and issued 80,871,211 shares, and outstanding 76,891,689 shares at April 30, 2023	796	808
Capital contributed in excess of par	13,866	13,647
Treasury stock at cost, 10,875,355 shares at April 30, 2024 and 3,979,522 shares at April 30, 2023	(7,197)	(2,138)
Retained earnings	46,976	34,464
Total stockholders' equity	54,441	46,781
Total liabilities and stockholders' equity	$113,975	$113,906

The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED April 30, 2024 and 2023

(in thousands, except per share data)

	2024	2023
REVENUES:
Professional services	$38,640	$38,041
Aerospace products	39,736	37,141
Total revenues	78,376	75,182

COSTS AND EXPENSES:
Cost of professional services	15,761	15,449
Cost of aerospace products	28,711	25,854
Marketing and advertising	5,009	5,426
General, administrative and other	15,656	19,799
Total costs and expenses	65,137	66,528

OPERATING INCOME	13,239	8,654

OTHER INCOME (EXPENSE):
Interest expense	(2,447)	(2,743)
Interest income	305	-
Gain on sale of airplanes	4,169	410
Gain on sale of land and buildings	1,490	69
Other	-	137
Total other income (expense)	3,517	(2,127)

INCOME BEFORE INCOME TAXES	16,756	6,527

PROVISION FOR INCOME TAXES
Provision for income taxes	4,690	1,714
Deferred income tax (benefit)	(446)	297
NET INCOME	$12,512	$4,516

BASIC EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$0.18	$0.06

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	70,435,752	76,456,631

DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$0.18	$0.06

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	70,435,752	76,456,631

The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED April 30, 2024 and 2023

(dollars in thousands)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC
Balance, April 30, 2022	80,348,572	$803	$12,160	3,890,426	$(2,077)	$29,948	$40,834

Issuance of stock to benefit plan	997,639	9	774	-	-	-	783

Stock repurchase	-	-	-	89,096	(61)	-	(61)

Stock award to director	400,000	4	348	-	-	-	352

Deferred compensation, restricted stock	(875,000)	(8)	365	-	-	-	357

Net Income	-	-	-	-	-	4,516	4,516

Balance, April 30, 2023	80,871,211	808	13,647	3,979,522	(2,138)	34,464	46,781

Stock repurchase	-	-	-	6,895,833	(5,059)	-	(5,059)

Stock award to director	300,000	3	219	-	-	-	222

Deferred compensation, restricted stock	(1,525,000)	(15)	-	-	-	-	(15)

Net Income	-	-	-	-	-	12,512	12,512

Balance, April 30, 2024	79,646,211	$796	$13,866	10,875,355	$(7,197)	$46,976	$54,441

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED April 30, 2024 and 2023

(dollars in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,512	$4,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,068	5,898
Stock issued for benefit plan	-	783
Stock awarded to director	222	352
Deferred income tax expense (benefit)	(446)	297
Gain on sale of airplanes	(4,169)	(410)
Gain on sale of land and buildings	(1,490)	(69)
Deferred compensation, restricted stock	(15)	357

Changes in operating assets and liabilities:
Accounts receivable	(1,983)	(157)
Inventory	(1,047)	(75)
Contract asset	(1,919)	(423)
Prepaid expenses and other assets	1,838	(2,171)
Accounts payable	(29)	2,547
Contract liability	(109)	5,211
Lease liability	186	188
Accrued liabilities	(4,790)	4,811
Gaming facility mandated payment	116	100
Income tax payable	2,614	(821)
Other liabilities	(21)	3
Net cash provided by operating activities	7,538	20,937

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,740)	(6,510)
Proceeds from sale of airplanes	4,904	410
Proceeds from sale of land and buildings	2,710	164
Net cash used in investing activities	(1,126)	(5,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(5,295)	(5,171)
Payments on right-to-use liability	(263)	(259)
Repurchase of common stock	(5,059)	(61)
Net cash used in financing activities	(10,617)	(5,491)

NET INCREASE (DECREASE) IN CASH	(4,205)	9,510

CASH, beginning of year	21,997	12,487

CASH, end of year	$17,792	$21,997

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,454	$2,752
Income taxes paid	$2,075	$2,536

NON CASH INVESTING AND FINANCING ACTIVITY:
Lease right-to-use assets purchased	$-	$541
Lease liability for purchase of assets under lease	$-	$541

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.	NATURE OF OPERATIONS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned active subsidiaries, Avcon Industries, Inc., Butler Machine, LLC, BCS Design, Inc., Butler National Service Corporation, Butler National Corporation-Tempe, Butler Avionics, Inc., Butler National, Inc., Butler Temporary Services, Inc., Kansas International Corporation, Kansas International DDC, LLC, and BHCMC, LLC (collectively, The Company). These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”), expressed in U.S. dollars. All amounts are in thousands, except share and par values, unless otherwise noted. All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year end of the Company is April 30.

Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas facility. Modifications can include passenger-to-freighter configuration, addition of aerial photography capability, ISR modifications, and stability enhancing modifications. Butler Machine, LLC is a provider of high quality precision machine parts. Butler Avionics, Inc. sells, installs and repairs avionics equipment (airplane radio equipment and flight control systems). Butler National, Inc. acquires airplanes, principally Learjets, to refurbish and sell. Butler Temporary Services, Inc. processes company payroll. Kansas International Corporation and Kansas International DDC, LLC own property. Butler National Corporation-Tempe is primarily engaged in the manufacture of electronics for weapon control systems used by the military. Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988. BHCMC, LLC provides management services for the Boot Hill Casino under a management agreement with the State of Kansas. BCS Design, Inc. provided professional architectural services, and was closed in January 2024.

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

d) Property and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Depreciation expense was $4,110 for the year ended April 30, 2024 and $3,999 for the year ended April 30, 2023. Depreciation expense is included in cost of sales and general and administrative costs.

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

f) Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $7,215 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417, and miscellaneous other assets of $128.  BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024.  The State of Kansas approved a renewal management contract and an amendment to the current management contract for our professional services company BNSC via BHCMC. The renewal will take effect December 15, 2024, and continue until 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment.  The JET intellectual property is fully amortized.  Amortization relating to other assets in the year ended  April 30, 2024 and 2023 was $751 and $715, respectively.

Other assets net values are as follows:

(dollars in thousands)	2024	2023

Privilege fee	$5,500	$5,500
Less amortized costs	5,218	4,795
Privilege fee balance	$282	$705

Intangible gaming equipment	$7,215	$6,646
Less amortized costs	6,406	6,078
Intangible gaming equipment balance	$809	$568

JET autopilot intellectual property	$1,417	$1,417
Less amortized costs	1,417	1,417
JET autopilot intellectual property balance	$-	$-

g) Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized over seven years. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. Amortization relating to STC's in the year ended  April 30, 2024 and 2023 was $1,207 and $1,184, respectively.

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

Aircraft modifications are performed under fixed-price contracts unless modified with a change order.  Significant payment terms are generally included in these contracts, requiring a 30% to 50% down payment on arrival of the aircraft and include milestone payments throughout the project.  Typically, contracts are less than one year in duration.  Revenue from fixed-priced contracts is recognized on the percentage-of-completion method, measured by the direct labor incurred compared to total estimated direct labor.  Direct labor best represents the progress on a contract as it directly correlates to the overall progress on the work to be performed.

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

k) Gaming Facility Mandated Payment: Boot Hill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $2,436 and $2,224 in the fiscal year ended April 30, 2024 and 2023, respectively.

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

The computation of the Company basic and diluted earnings per common share is as follows:

(in thousands, except share and per share data)	2024	2023

Net income attributable to Butler National Corporation	$12,512	$4,516
Weighted average common shares outstanding	70,435,752	76,456,631
Dilutive effect of non-qualified stock option plans	-	-
Weighted average common shares outstanding, assuming dilution	70,435,752	76,456,631
Potential common shares if all options were exercised and shares issued	70,435,752	76,456,631
Basic earnings per common share	$0.18	$0.06
Diluted earnings per common share	$0.18	$0.06

n) Stock-based Compensation: The Company accounts for stock-based compensation under ASC 718, "Accounting for Stock-Based Compensation." These standards define a fair value based method of accounting for stock-based compensation. The cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. For Restricted Stock, fair value is based on the closing price of our common stock on the grant date. Compensation expenses, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period. The requisite service period of the awards is generally the same as the vesting period.

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

We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50% likely to be realized upon settlement with the taxing authority. To the extent the assessment of such tax position changes, such difference will affect the provision for (benefit from) income taxes in the period in which we make the determination. We recognize interest accrued and penalties related to unrecognized tax benefits in the provision for (benefit from) income taxes.

p) Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2024 and 2023, we had $1,955 and $17,021, respectively in bank deposits that exceeded the federally insured limits.

q) Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts. Our financial instruments that are exposed to concentration of credit risk consist primarily of cash and trade receivables. Other than the United States, no country individually accounted for more than 10% of total revenues during fiscal 2024 or 2023.

r) Research and Development: We invested in research and development activities. The amount invested in the year ended April 30, 2024 and 2023 was $823 and $1,065 respectively.

s) Advertising Costs: Advertising costs include production costs of print, radio, television and other advertisements and are expensed as incurred.  Advertising costs were $4,044 and $4,231 in the fiscal year ended April 30, 2024 and 2023, respectively.

t) Segment Information: We operate in two operating segments, aerospace products and professional services. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. Our CODM allocates resources and assesses performance based upon discrete financial information at the segment level. For fiscal 2024, our chief executive officer and chief financial officer together served as CODM for purposes of segment reporting.

u) Business Combinations: We allocate the purchase consideration of acquired companies to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess recorded to goodwill. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, including uncertain tax positions and tax-related valuation allowances, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Operations.

In the event that we acquire a company in which we previously held an equity interest, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the equity investment is recorded as a non-cash gain or loss and recorded within Other income (expense), net on the Consolidated Statements of Operations.

v) Acquisition-Related Intangible Assets: Acquisition-related intangible assets with finite lives are amortized over their estimated useful lives. Goodwill amounts are not amortized. Acquisition-related intangible assets and goodwill are tested for impairment at least annually, and more frequently upon the occurrence of certain events.

w) Treasury Stock: Treasury stock is accounted for using the cost method and recorded as a reduction to Stockholders’ equity on the Consolidated Balance Sheets. Incremental direct costs to purchase treasury stock are included in the cost of the shares acquired.

To determine the cost of treasury stock that is either sold or re-issued, we use the first in, first out method. When treasury stock is re-issued at a price higher than its cost, the increase is recorded in Additional paid-in capital on the Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the decrease is recorded in Additional paid-in capital to the extent that there are previously recorded increases to offset the decrease. Any decreases in excess of that amount are recorded in Accumulated deficit on the Consolidated Financial statements.

x) Recent Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impacts of the new standard.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, and allows for adoption on a prospective basis, with a retrospective option. We are currently evaluating the impacts of the new standard.

Other standards issued by the FASB or SEC had no material impact on our future financial reporting.

y) Reclassifications: Certain reclassifications within the financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations.

2.	DISAGGREGATION OF REVENUE:

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Year Ended April 30, 2024
	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$38,640	$26,429	$65,069
Europe	-	8,161	8,161
Middle East	-	1,606	1,606
Asia and Other	-	3,540	3,540
	$38,640	$39,736	$78,376

Major Product Lines
Casino Gaming Revenue	$29,441	$-	$29,441
Sportsbook Revenue	4,585	-	4,585
Casino Non-Gaming Revenue	4,551	-	4,551
Other Professional Services	63	-	63
Aircraft Modification	-	25,061	25,061
Aircraft Avionics	-	2,722	2,722
Special Mission Electronics	-	11,953	11,953
	$38,640	$39,736	$78,376

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$22,570	$22,570
Goods or services transferred at a point of sale	38,640	17,166	55,806
	$38,640	$39,736	$78,376

	Year Ended April 30, 2023
	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$38,041	$30,503	$68,544
Europe	-	1,095	1,095
Middle East	-	4,614	4,614
Asia and Other	-	929	929
	$38,041	$37,141	$75,182

Major Product Lines
Casino Gaming Revenue	$30,564	$-	$30,564
Sportsbook Revenue	2,738	-	2,738
Casino Non-Gaming Revenue	4,456	-	4,456
Other Professional Services	283	-	283
Aircraft Modification	-	24,016	24,016
Aircraft Avionics	-	2,324	2,324
Special Mission Electronics	-	10,801	10,801
	$38,041	$37,141	$75,182

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$22,500	$22,500
Goods or services transferred at a point of sale	38,041	14,641	52,682
	$38,041	$37,141	$75,182

3.	ACCOUNTS RECEIVABLE, NET, CONTRACT ASSET AND CONTRACT LIABILITY:

Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	2024	2023
Accounts Receivable, net	$5,776	$3,793
Contract Asset	3,812	1,893
Contract Liability	5,922	6,031

Accounts Receivables, net consist of $5,776 and $3,793 from customers as of  April 30, 2024 and 2023 respectively. At  April 30, 2024, and 2023, the allowance for doubtful accounts was $47 and $205, respectively.

Contract assets are net of progress payments and performance-based payments from our customers as well as advance payments from customers totaling $3,812 and $1,893 as of  April 30, 2024 and 2023. Contract assets increased $1,919 during 2024, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during 2024 for which we have not yet billed our customers. There were no significant impairment losses related to our contract assets during 2024 and 2023. We expect to bill our customers for the majority of the April 30, 2024 contract assets during fiscal year end 2025.

Contract liabilities decreased $109 during 2024, primarily due to payments received in excess of revenue recognized on these performance obligations. During 2024, we recognized $4,323 of our contract liabilities at April 30, 2023 as revenue. During 2023, we recognized $820 of our contract liabilities at April 30, 2022, as revenue.

4.	INVENTORY

Inventory is comprised of the following, net of the estimate for obsolete inventory of $360 at April 30, 2024 and $275 at April 30, 2023.

	2024	2023
Parts and raw material	$6,111	$5,704
Work in process	3,349	3,194
Finished goods	62	49
Total Inventory, net of allowance	$9,522	$8,947

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

	2024	2023
Land	$4,224	$4,751
Building and improvements	48,190	47,867
Aircraft	5,599	8,515
Machinery and equipment	7,484	5,547
Office furniture and fixtures	14,389	13,881
Leasehold improvements	4,032	4,032
	83,918	84,593
Accumulated depreciation	(24,331)	(25,526)
Total property, plant and equipment	$59,587	$59,067

6.	DEBT:

Principal amounts of debt at April 30, 2024 and 2023, consist of the following (in thousands):

Promissory Notes	2024	2023

Bank line of credit, available LOC $2.0 million interest at 8.4% due on demand, secured by a first and second position on all assets of the Company.	-	-
	$-	$-

Long-Term Debt

Note payable, interest at 6.25%. This note was paid in full in May 2023.	$-	$158

Note payable, interest at Secured Overnight Financing Rate (SOFR) plus 1.75% due March 2029, secured by buildings and improvements with a net book value of $680.	787	946

Note payable, interest at Secured Overnight Financing Rate (SOFR) plus 1.75%. This note was paid in full in March 2024.	-	434

Note payable, interest at 5.32%, this note matures in December 2027, with a balloon payment of $19,250, secured by all of BHCMC's assets and compensation due under the State Management Contract.	29,167	30,916

Note payable, interest at 5.75%, this note matures October 2026, secured by all of BHCMC's assets and compensation due under the State Management Contract.	7,471	10,173

Note payable, interest at 4.35%, due March 2029, secured by Aircraft Security Agreements with a net book value of $701.	887	1,046

Note payable, interest at 8.13%, due October 2025, secured by equipment with a net book value of $31.	34	44

	38,346	43,717
Less: Origination fees	236	312
	38,110	43,405
Less: Current maturities	4,866	4,987
	$33,244	$38,418

Maturities of long-term debt are as follows:

Year Ending April 30	Amount
2025	$4,948
2026	4,939
2027	3,866
2028	2,099
2029	2,077
Thereafter	20,417
$38,346

Financial and Other Covenants

We are compliant with the covenants and obligations of each of our notes at April 30, 2024.

7.	LEASE RIGHT-TO-USE:

The Company accounts for its leases under ASU 2016-02 Leases – Topic 842. ASU 2016-02 requires that on the balance sheet a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

We lease the hangar and office space with initial lease terms of two, five, and fifty years.

	April 30, 2024	April 30, 2023
Finance lease right-to-use assets	$3,781	$3,781
Less accumulated depreciation	889	700
Total	$2,892	$3,081

Future minimum lease payments for assets under capital leases at April 30, 2024 are as follows:

2025	$139
2026	116
2027	118
2028	120
2029	123
Thereafter	12,705
Total minimum lease payments	13,321
Less amount representing interest	9,923
Present value of net minimum lease payments	3,398
Less current maturities of finance lease liability	25
Finance lease liability, net of current maturities	$3,373

	April 30, 2024	April 30, 2023
Finance lease cost:
Amortization of right-of-use assets	$ 189	$ 188
Interest on lease liabilities	186	188
Total finance lease cost	$ 375	$ 376

	April 30, 2024	April 30, 2023
Weighted average remaining lease term - Financing leases	44 years	43 years
Weighted average discount rate - Financing leases	5.8%	5.8%

8.	ACQUISITION:

In September 2023, the Company acquired KC Machine to help expand our Avcon parts fabrication capacity for $2,860. KC Machine is a recognized provider of high quality precision machine parts. The purchase price was paid by a combination of $2,375 in cash, a $300 earned-out liability that was paid in March 2024, and a final escrow liability due September 2024. The present value of the escrow liability due in  September is included in accounts payable at April 30, 2024.

The following table summarizes the purchase price and accounting for this transaction:

Purchase price summary:
Cash paid at closing	$2,375
Present value of final escrow liability	228
Present value of earn-out liability	257
$2,860

Accounting summary:
Building	$1,510
Equipment	930
Intangibles	205
Inventory	230
Other	(15)
$2,860

9.	INCOME TAXES:

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2024 and 2023 are as follows (in thousands):

	April 30, 2024	April 30, 2023
Deferred tax liabilities:
Deferred compensation, restricted stock	$(7)	$(166)
Total deferred tax liabilities	(7)	(166)

Deferred tax assets:
Depreciation and amortization	98	325
Research and development	1,319	738
Accounts receivable allowance	13	55
Inventory and other allowances	97	74
Lease right-to-use	144	114
Compensation accruals	72	156
Jackpot reserves	183	177
Total deferred tax assets	1,926	1,639

Less valuation allowance	-	-
Net deferred tax asset	$1,919	$1,473

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	April 30, 2024	April 30, 2023
Statutory federal income tax rate expense	21.00%	21.00%
State income tax, net of federal benefits	5.97%	5.90%
Permanent tax	0.63%	2.19%
Other	-2.28%	1.72%
	25.32%	30.81%

Income tax expense:
Deferred income tax (benefit)	$(446)	$297
Current income tax	4,690	1,714
Total income tax expense	$4,244	$2,011

Current income tax expense of $4,690 and $1,714 are comprised of $3,438 and $1,238 in federal income tax and $1,252 and $476 in state income tax for the years ended April 30, 2024 and 2023, respectively.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its financial condition, results of operations or cashflow. Therefore, no reserve for uncertain income tax position, interest or penalties, have been recorded.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. Federal tax examinations for tax years beginning on May 1, 2020 and prior. There are no current tax examinations.

10.	STOCKHOLDERS' EQUITY:

Common Stock Transactions

During the year ended  April 30, 2024, the Company granted a board member 300,000 shares, valued at $222, under the Butler National Corporation 2016 Equity Incentive Plan.

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

On April 12, 2019, the Company granted 2.5 million restricted shares to employees. In April 2024, 1,650,000 of those shares became fully vested and non-forfeitable. The remaining 850,000 shares were forfeited. On March 17, 2020, the Company granted 5.0 million restricted shares to employees. These shares have voting rights at date of grant and become fully vested and non-forfeitable on March 16, 2025. The restricted shares were valued at $0.41 per share, for a total of $2.0 million. The deferred compensation related to these grants will be expensed on the financial statements over the five-year vesting period.

In July 2022, the Company granted a board member 400,000 shares under the plan.  These shares were fully vested and non-forfeitable on the date of the grant.  These shares were valued at $0.88 per share, for a total of $352.  The compensation related to this grant was expensed in the year ended April 30, 2023.

In October 2023, the Company granted a board member 300,000 shares under the plan.  These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $0.74, for a total of $222.  The compensation related to this grant was expensed in the year ended April 30, 2024.

No other equity awards have been made under the plan. During the year ended April 30, 2024, 1,525,000 shares were forfeited. During the year ended April 30, 2023, 875,000 shares were forfeited. At April 30, 2024, total compensation cost related to nonvested awards not recognized was $251, and the weighted average period over which it is expected to be recognized is less than one year.

During the year ended April 30, 2024 the Company expensed $634 and received a benefit of $427 from the forfeiture of shares for a net expense of $207.  For the year ended April 30, 2023, the Company expensed $915 and received a benefit of $206 from the forfeiture of shares for a net expense of $709.

	Number of Shares	Weighted Average Grant Date Fair Value
Total shares issued (2019 - 2024)	8,200,000	$0.43
Forfeited, in prior periods	(100,000)	$0.40
Forfeited during the year ended April 30, 2023	(875,000)	$0.40
Forfeited during the year ended April 30, 2024	(1,525,000)	$0.40
Total	5,700,000	$0.45
Vested shares	2,350,000	$0.56
Non-vested shares	3,350,000	$0.41

12.	STOCK REPURCHASE PROGRAM:

In December 2016, the Board of Directors approved a common stock repurchase program. The program was established for the purpose of enabling Butler National Corporation (BNC) to flexibly repurchase its own shares in consideration of factors such as opportunities for strategic investment, BNC's financial condition and the price of its common stock as part of improving capital efficiency. In July 2023, the Board of Directors approved an increase in the size of the Company's common stock repurchase program from $4 million to $9 million. The program is currently authorized through July 31, 2025. The total remaining authorization for future common stock repurchases under our share repurchase program was $2.5 million as of April 30, 2024.

The table below provides information with respect to common stock purchases by the Company during the year ended April 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods	3,290,426	$0.41	3,290,426	$2,655
Quarter ended July 31, 2022 (a)	1,639	$0.84	1,639	$2,653
Quarter ended October 31, 2022 (a)	150	$0.70	150	$2,653
Quarter ended January 31, 2023 (a)	85,307	$0.68	85,307	$2,595
Quarter ended April 30, 2023 (a)	2,000	$0.68	2,000	$2,594
Increase in program authorization July 2023	-	$-	-	$7,594
Quarter ended July 31, 2023 (a)	6,863,789	$0.73	6,863,789	$2,560
Quarter ended October 31, 2023 (a)	2,300	$0.73	2,300	$2,558
Quarter ended January 31, 2024 (a)	24,744	$0.73	24,744	$2,540
Quarter ended April 30, 2024 (a)	5,000	$0.79	5,000	$2,536
Total	10,275,355	$0.63	10,275,355

(a)	These shares of common stock purchased were purchased through private transactions.

13.	COMMITMENTS AND CONTINGENCIES:

Litigation:

From time to time, we may be a defendant and/or plaintiff in various other legal proceedings arising in the normal course of our business. We are not currently a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of July 23, 2024, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party averse to our company or has a material interest averse to us.

14.	RELATED-PARTY TRANSACTIONS:

The Company paid consulting fees of $135 and $135 to David Hayden, a director of Butler National Corporation in fiscal year ended April 30, 2024 and 2023 respectively.

The Company paid Edgar Law Firm, LLC, owned by John M. Edgar, a director of Butler National Corporation $73 and $113 in fiscal year ended  April 30, 2024 and 2023 respectively.

Included in accrued liabilities are $0 and $244 as of April 30, 2024 and 2023, respectively, for amounts owed to Clark D. Stewart, former director and CEO, for accrued compensation.

On January 20, 2023, the board of directors voted to terminate Craig D. Stewart. This resulted in the forfeiture of 800,000 shares of Company common stock in fiscal 2023. On May 9, 2023, the employment of Clark D. Stewart with the Company was terminated by Mr. Stewart for good reason.  This resulted in the forfeiture of 1.1 million shares of Company common stock in fiscal 2024.

Clark D. Stewart and Craig D. Stewart each entered into a Separation and Mutual Release Agreement with the Company, each of the directors, and with the Company's executive officers dated July 20, 2023.  Pursuant to the Agreements, in consideration of a mutual general release of claims, Clark D. Stewart and Craig D. Stewart were each paid a lump sum severance benefit, which totaled $2.7 million for Clark D. Stewart and $1.8 million for Craig D. Stewart, and in addition, the Company purchased 3,956,267 shares of Company stock from Clark D. Stewart and 1,933,402 shares of Company stock from Craig D. Stewart at $0.739 per share. The stock acquired was placed in treasury.

There were three related-person transactions under the relevant standards: Butler National Corporation employed the brother (Wayne Stewart as an engineer), son (Craig Stewart as a Vice President) and son-in-law (Jeff Shinkle as an architect) of Clark D. Stewart, former director and CEO. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table shown in the most recent Proxy Statement resulting in compensation of $315, $0 and $162 respectively, for fiscal 2024 and $303, $331 and $254, respectively, for fiscal 2023.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

15.	401(k) PROFIT SHARING PLAN:

We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however, there are only two entry dates per calendar year. The Plan may match, subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6 percent of the employee's salary, and a portion of the Company’s profits. Employees are 100 percent vested in the employer's contributions immediately. Our matching contribution, as approved by the Board of Directors was paid in cash in the year ended April 30, 2024 and was paid in common stock of the Company in the year ended April 30, 2023.  The stock contribution amount was valued at a weekly weighted average market price of the stock contributed in fiscal year 2023. The contribution expense was $750 and $783 in fiscal year ended April 30, 2024 and 2023, respectively.

16.	SEGMENT REPORTING AND SALES BY MAJOR CUSTOMER:

Industry Segmentation

Current Activities: The Company focuses on two primary activities, Professional Services and Aerospace Products.

Aerospace Products

Aircraft Modifications principally includes the modification of customer and company owned business-size aircraft with capabilities to perform special missions including provisions for radar systems, aerial photography, search and rescue, environmental research, mapping, ISR, and stability enhancing modifications for Learjet, Beechcraft, and Cessna aircraft along with other specialized modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon").  Avcon activities include the high quality precision manufacturing of machine parts at Butler Machine.

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

Professional Services

Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state-owned casino".

Year Ended April 30, 2024	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$38,577	$25,061	$2,722	$11,953	$63	$78,376
Interest expense	2,122	229	-	63	33	2,447
Depreciation and amortization	3,014	2,790	20	125	119	6,068

Year Ended April 30, 2023	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$37,758	$24,016	$2,324	$10,801	$283	$75,182
Interest expense	2,419	251	-	47	26	2,743
Depreciation and amortization	2,742	2,718	11	145	282	5,898

Our Chief Operating Decision Maker (CODM) uses the segment information above to evaluate performance by operating segment, and does not evaluate operating segments using asset or liability information.

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	2024	2023
Aerospace Products – one customer in 2024 and 2023	15.2%	14.3%
Professional Services	-	-

In fiscal 2024 the Company derived 28.5% of total revenue from five Aerospace customers. The top customer provided 15.2% of total revenue while the next top four customers ranged from 1.9% to 5.8%. At April 30, 2024, we had one customer that accounted for 42.5% of our accounts receivable.

17.	SUBSEQUENT EVENTS:

The Company evaluated its April 30, 2024, consolidated financial statements for subsequent events through July 23, 2024, the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.