Form 10-K/A
period 2024-04-30
BUTLER NATIONAL CORP
filed 2024-08-28
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

RBSM LLP
Las Vegas, NV
PCAOB ID 587

Explanatory Note

Butler National Corporation (“Butler,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on July 23, 2024 (the “2024 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2024 10-K in reliance on General Instruction G (3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2024 10‑K and amends the exhibit index set forth in Part IV of the 2024 10-K to include new certifications of our principal executive officer and principal financial officer pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to Section 302 of the Sarbanes-Oxley Act of 2002. The cover page of the 2024 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2024 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2024 10-K. Accordingly, this Amendment should be read in conjunction with our 2024 10-K and with our filings with the SEC subsequent to the filing of our 2024 10-K.

Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2024 10-K.

BUTLER NATIONAL CORPORATION

Forward-Looking Statements

Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company's or management's intentions, plans, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors of the 2024 10-K, which are hereby incorporated, and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time, except as expressly required by federal securities laws.

Actual events or results may differ materially from the information included in forward-looking statements. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Company’s 2024 10-K.

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

Rest of page intentionally left blank.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth our directors as of August 22, 2024:

Director,YearFirstServingasDirector	Age	Principal Occupation, Business Experience and Directorships
Jeffrey D. Yowell, 2024	57
Jeffrey D. Yowell operates JDY Inc., a C-Suite consulting business and is the owner of Getter Farms, LLC. Since 2015, Mr. Yowell serves on the Board of Trustees for the Trust of Buffalo Funds, a mutual fund complex of 10 funds, and has been its Board Chairman since 2018. From 1992 to 2012, Mr. Yowell served as President and Chief Executive Officer of DataCore Marketing, LLC. Mr. Yowell holds a M.B.A. from the University of Missouri – Kansas City and a B.S. from Trinity University. In August 2024, Mr. Yowell was appointed as the Company’s Lead Independent Director.

Director,YearFirstServingasDirector	Age	Principal Occupation, Business Experience and Directorships
Joseph P. Daly, 2024	63
Joseph P. Daly is the founder and Chief Executive Officer of Essig Research, Inc., a leading provider of high-tech engineering and manufacturing services with more than 30 years of expertise in aircraft powerplants. Mr. Daly is a director of Autoscope Technologies Corp. (OTCQX:AATC) since January 2019 and is Chair of its Nominating and Governance Committee. Mr. Daly was also a director from December 2013 through July 2016 and largest shareholder of Kreisler Manufacturing Inc., which was acquired by Arlington Capital Partners in July 2016. Mr. Daly holds a M.B.A./M.S.F. from Northeastern University and a B.S.M.E. from Rensselaer Polytechnic.

Director,YearFirstServingasDirector	Age	Principal Occupation, Business Experience and Directorships
John M. Edgar, 2020	80
John M. Edgar has more than fifty years of experience managing and counseling businesses. He is Managing Partner of the Edgar Law Firm LLC, a firm he co-founded in 2002. Mr. Edgar has also served management roles during his prior law firm partnerships at Stinson Mag & Fizzell and Bryan Cave. Mr. Edgar currently serves on the Board of Trustees for Midwest Research Institute. Mr. Edgar served on the Board of Directors of Buffton Corporation (BFX), an AMEX listed company, from October 1987 to December 2000.

Director,YearFirstServingasDirector	Age	Principal Occupation, Business Experience and Directorships
Christopher J. Reedy, 2024	58
Christopher J. Reedy is the Company’s Chief Executive Officer since May 2023. Previously he worked as the Company’s Chief Operating Officer from January 2023 to May 2023 and as a Vice President and Secretary of the Company since 2005. In August 2024, Mr. Reedy was appointed as Chairman of the Board. Mr. Reedy worked as a lawyer in private practice from 1995 to 2000 and worked in aviation product development and sales with Bendix/King, a division of Allied Signal, Inc. from 1988 through 1993.

Director,YearFirstServingasDirector	Age	Principal Occupation, Business Experience and Directorships
David B. Hayden, 1996	78	David B. Hayden was co-owner and President of Kings Avionics, Inc from 1974 until its acquisition by Butler National in 2010. Mr. Hayden has been a paid consultant of the Company since 2011.

Director,YearFirstServingasDirector	Age	Principal Occupation, Business Experience and Directorships
Michael A. Loh, 2024	61
Lieutenant General (Ret) Michael A. Loh is a retired Director of the U.S. Air National Guard. He served 40 years in the United States Air Force and retired in 2024. His final assignment was Director Air National Guard where he was responsible for setting strategic objectives and direction for the Air National Guard from 2020 to 2024. Previously, he was The Adjutant General and Executive Director of the Department of Military and Veteran Affairs for Colorado from 2017-2020 and he has also held numerous command and staff assignments. Since 1992, he has served in management and line operations for United Airlines where he was a FAA Examiner, Instructor Pilot, and Evaluator. He still works for United Airlines as a 777 Captain. Mr. Loh holds a B.S. degree in Aeronautical Engineering from the United States Air Force Academy and an M.B.A. from Trident University.

Director,YearFirstServingasDirector	Age	Principal Occupation, Business Experience and Directorships
R. Warren Wagoner, 1986	72
Mr. Wagoner served as Chairman of the Board of Directors of the Company from August 1989 to August 2024. Mr. Wagoner was an employee of the Company until 2013. Other than with Butler National, Mr. Wagoner does not currently hold the position of, and has not been in the prior five years, a director with any other public company.

There are no family relationship among any of our directors or executive officers.

Executive Officers

The executive officers of the Company are as follows:

Name	Age	Position
Christopher J. Reedy	58	President and Chief Executive Officer
Tad M. McMahon	57	Chief Financial Officer and Secretary
Joe Aric Peters	49	Vice President – Sales and Marketing
Clark D. Stewart	84	Former President and Chief Executive Officer

The following biographical information is furnished regarding each of our executive officers, excluding Christopher J. Reedy, whose biographical information is included above in the section “Our Board of Directors”.

Tad M. McMahon worked in public accounting as an auditor with KPMG, LLP and Grant Thornton, LLP from 1993 to 2000 focusing on manufacturing clients. Mr. McMahon worked in private industry from April 2000 to August 2008 when he joined the Company. Mr. McMahon became Chief Financial Officer in March 2017. Mr. McMahon became Secretary in May 2023.

Joe Aric Peters joined Butler National Corporation in 1999 focused on sales for the Special Mission Electronics – Tempe and marketing for Aircraft Modifications.  In 2013, Mr. Peters was promoted to Director of Sales for Aircraft Modifications.  In June of 2022, Mr. Peters was appointed to the Board of Directors.  In October of 2023, Mr. Peters was appointed as an executive officer, Vice President – Sales and Marketing. In July 2024, Mr. Peters resigned from the Board.

Clark D. Stewart terminated his employment effective May 9, 2023, and previously was the Company’s President and Chief Executive Officer. Clark D. Stewart was President of Tradewind Industries, Inc., a manufacturing company, from 1979 to 1985. From 1986 to 1989, Mr. Stewart was Executive Vice President of RO Corporation. In 1980, Mr. Stewart became President of Tradewind Systems, Inc. He became President of the Company in 1989.

Legal Proceedings Involving a Director or Executive Officer

The Company is pleased to confirm that during the past ten years:

●	No director or officer has been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding, exclusive of traffic violations.

●
No petitions under the Federal bankruptcy laws have been filed by or against any business or property of any director or officer of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

●	No director or officer has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

●	No director or officer has been convicted of violating a federal or state securities or commodities law.

Code of Ethics

The Company has adopted a code of ethics for our executive and senior financial officers, violations of which are required to be reported to the Audit Committee. The Company will furnish a copy without charge upon written request to the Company’s Secretary. A copy is available on our website at https://butlernational.com/wp-content/uploads/2024/07/codeofethics-2023.pdf. The Company intends to disclose amendments to or waivers of its code of ethics on the Company's website.

Corporate Governance the Board, Board Meetings and Committees

The system of governance practices followed by the Company is memorialized in the Company’s bylaws and in the written charters of the three standing committees of the Board of Directors (the Audit Committee the Compensation Committee, and the Nominating and Governance Committee). The charters are intended to provide the Board of Directors with the necessary authority and practices to review and evaluate the Company’s business and to make decisions independent of the influence of the Company’s management.

The committee charters are reviewed annually and updated as necessary to reflect evolving governance practices and changes in regulatory requirements. Each of the Board’s committee charters are available free of charge on the Company’s website under the investor relations section.

The Company has adopted a Standard of Business Conduct and Ethics applicable to all directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer. The latest version of the Standard of Business Conduct and Ethics was filed as Exhibit 14.1 of the Company’s Form 8-K filed September 29, 2022.

Meetings

The Board of Directors held eight (8) meetings in fiscal 2024. Each director attended at least 75% of the meetings convened by the Board and the applicable committees during such director’s service on the Board during fiscal 2024. The Board has adopted a policy that absent unusual circumstances, directors are expected to attend all annual meetings of stockholders. Each of the directors then-serving on the Board attended the Company’s 2023 annual meeting of stockholders.

Board Committees

The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. Current Committee memberships are as follows:

Audit Committee	Compensation Committee	Nominating and Governance Committee
Mr. David B. Hayden, Chair	Mr. Jeffrey D. Yowell, Chair	Mr. Joseph P. Daly, Chair
Mr. Jeffrey D. Yowell	Mr. John M. Edgar	Mr. Jeffrey D. Yowell
	Mr. Joseph P. Daly	Mr. Michael A. Loh

Mr. Bradley K. Hoffman served as an independent director on the Audit Committee and Compensation Committee prior to his resignation from the Board on February 10, 2024.

Audit Committee

Mr. Yowell is an independent member of the Audit Committee under applicable Nasdaq listing standards; however, the Board has determined Mr. Hayden is not independent due to his existing consulting relationship with the Company. The Audit Committee met four (4) times during fiscal year 2024, excluding actions by unanimous written consent. Mr. Wagoner attended each Audit Committee meeting before he resigned from the Audit Committee in August 2024. In light of Mr. Wagoner’s resignation from the Audit Committee, as of August 16, 2024, only two directors serve on the Audit Committee. Each member of the Audit Committee has experience or education in business or financial matters sufficient to provide him with a working familiarity with basic finance and accounting matters of the Company.

The Audit Committee is primarily concerned with the effectiveness of the Company accounting policies and practices, financial reporting and internal controls. The Audit Committee is authorized (i) to make recommendations to the Board of Directors regarding the engagement of the Company’s independent auditors, (ii) to review the plan, scope and results of the annual audit, the independent auditors’ letter of comments and management response thereto, (iii) to approve all audit and non-audit services, (iv) to review the Company policies and procedures with respect to internal accounting and financial controls and (v) to review any changes in accounting policy.

Audit Committee Financial Expert

The Company’s Board of Directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. Prior to Mr. Wagoner’s resignation from the Audit Committee on August 16, 2024, he qualified as an “audit committee financial expert.” The Board of Directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the Board of Directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.”

Compensation Committee

The Compensation Committee held four (4) meetings in fiscal year 2024. The functions of the Compensation Committee are described in the Compensation Committee charter and include, among others, the following:

●	recommend to the Board the salaries, bonuses and other remuneration and terms and conditions of employment of the Named Executive Officers of Butler National;

●	supervise the administration of Butler National’s incentive compensation and equity-based compensation plans; and

●	make recommendations to the Board of Directors with respect to Butler National’s executive officer compensation policies and the compensation of non-employee directors.

Mr. Yowell and Mr. Daly qualify as (i) an independent director under applicable Nasdaq rules and Rule 10C‑1 of the Securities Exchange Act of 1934; and (ii) a “non-employee director” for purposes of Rule 16b-3 of the Securities Exchange Act of 1934. The Board has determined that Mr. Edgar is not independent due to his firm providing professional services to the Company. Mr. Edgar does qualify as a “non-employee director”.

Nominating and Governance Committee

The Nominating and Governance Committee was established in March 2024 and but did not meet in fiscal year 2024. The functions of the Nominating and Governance Committee are described in the Nominating and Governance Committee Charter and include, among others, the following:

●	review the size and composition of the Board and make recommendations to the Board as appropriate;
●	advise and make recommendations to the Board on corporate governance matters;
●	review criteria for election to the Board and recommend candidates for Board membership;
●	review the structure and composition of the Board committees and make recommendations to the Board as appropriate;
●	develop and oversee an annual self-evaluation process for the Board and its committees;
●	evaluate, at least annually, the overall effectiveness of the Board and its committees and provide recommendations to the Board as appropriate;
●	provide recommendations to the Board on other matters relating to the practices, policies, and performance of the Board as appropriate;
●	provide oversight of corporate ethics issues and, at least annually, review and assess the adequacy of the Company’s Standard of Business Ethics and Conduct; and
●	provide oversight of the Company’s major non-financial reporting enterprise risk assessment and management processes not retained by the Board or otherwise allocated to another Board committee.

Qualifications, Skills and Nominations of Directors

The Company believes that its Board as a whole should encompass a range of talent, skill, diversity, and expertise enabling it to provide sound guidance with respect to the Company’s operations and interests. In addition to considering a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the Board and the evolving needs of the businesses.

The Nominating and Governance Committee identifies candidates for election to the Board of Directors; reviews their skills, characteristics and experience. The Nominating and Governance Committee seeks directors with strong reputations and experience in areas relevant to the strategy and operations of the Company’s businesses, particularly industries and growth segments that the Company serves, such as avionics, aircraft modifications and gaming. Each of the Company’s current directors has experience in core management skills, such as strategic and financial planning, public company financial reporting, corporate governance, risk management, and leadership development.

The Nominating and Governance Committee believes that each of the current directors has other key attributes that are important to an effective Board: integrity and demonstrated high ethical standards, the ability to engage management and each other in a constructive and collaborative fashion, diversity of origin, background, experience, and thought, and the commitment to devote significant time and energy to service on the Board and its Committees.

Neither the Board nor the Nominating and Governance Committee has a formal policy with respect to the diversity of directors. However, the Nominating and Governance Committee believes that it is essential that the Board members represent diverse viewpoints, with a broad array of experiences, professions, skills and backgrounds that, when considered as a group, provide a sufficient mix of perspectives to allow the Board to best fulfill its responsibilities to the long-term interests of the Company’s stockholders.

The Nominating and Governance Committee will consider nominee candidates proposed by stockholders but has not adopted a formal policy regarding the consideration of such nominees. The Nominating and Governance Committee has not adopted a formal policy regarding the consideration of nominees. If a stockholder suggests a director nominee, the Company reserves the right to request such stockholder furnish such other information as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as an independent director or that could be material to a reasonable stockholder’s understanding of the independence of such nominee. The additional information would likely include a request to provide:

●
All information relating to such nominee that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors in a contested election pursuant to Section 14 of the Securities Exchange Act of 1934 and the rules promulgated thereunder (including such nominee’s written consent to being named in the proxy statement and to serving as a director if elected);

●
A statement whether such person, if elected, intends to tender, promptly following such person’s election or re-election, an irrevocable resignation effective upon such person’s failure to receive the required vote for re-election at the next meeting at which such person would face re-election and upon acceptance of such resignation by the Board of Directors;

●
A description of all direct and indirect compensation and other material monetary arrangements and understandings during the past three years, and any other material relationships, between the nominating stockholder and beneficial owner, if any (and any of their respective affiliates and associates) and each proposed nominee, including any information that would be required to be disclosed under Rule 404 of Regulation S-K if the stockholder making the nomination and any beneficial owner on whose behalf the nomination is made, if any, were the “registrant” for purposes of such rule and the nominee were the director of such registrant;

●
A completed and signed questionnaire with respect to the background and qualifications of the nominee and the background of any other person or entity on whose behalf the nomination is being made and a completed and signed representation and agreement that (a) such nominee is not and will not become a party to any agreement with, and has not given any commitment or assurance to, any person as to how such nominee, if elected as a director, will act or vote on any issue or question that has not been disclosed to the Company or that could limit or interfere with the nominee’s ability to comply with the nominee’s fiduciary duties as a director, (b) such nominee is not and will not become a party to any agreement with any person other than the Company with respect to any action or indirect compensation, reimbursement or indemnification in connection with service or action as a director that has not been disclosed, and (c) in such nominee’s individual capacity and on behalf of any person on whose behalf the nomination is being made, the nominee would be in compliance, if elected as a director, and will comply, with all applicable policies and guidelines of the Company; and

●
A completed background investigation as would be required by the Kansas Racing and Gaming Commission. All members of the board of directors must meet the requirements of the Kansas regulations for involvement in management services for gaming or be a member of the Board of Directors of the Company.

Board’s Role in Risk Oversight and Board Leadership Structure

The Board has determined that the positions of Chairman of the Board and Chief Executive Officer may be held by the same persons. The Chairman of the Board is responsible for coordinating the Board’s activities, including scheduling of meetings of the full Board, scheduling executive sessions of the non-employee directors and setting relevant items on the agenda (in consultation with the Chief Executive Officer as necessary or appropriate). The Board believes having one leader with deep industry experience and Company knowledge in a combined Chairman and CEO role provides clear accountability and decisive and effective leadership. Because the Chairman is not “independent,” the Board uses a Lead Independent Director, who is selected by the independent directors of the Board. The independent directors elected Jeffrey D. Yowell as Lead Independent Director for the board term ending October 30, 2024. The Lead Independent Director:

●	provides the Chairman input into agendas for Board meetings;
●	advises the Chairman and CEO as to quality, quantity, and timeliness of the flow of information from management that is necessary to ensure non-employee directors perform their duties appropriately;
●	chairs all meetings of the Board of Directors at which the Chairman is not present;
●	coordinates, and develops the agenda for, chairs and moderates meetings of independent directors;
●	acts as a liaison between the independent directors and the Chairman or the CEO on sensitive issues and when necessary, ensures the full discussion of those issues at Board meetings;
●	provides input to the Board regarding the CEO’s performance and meets with the CEO to discuss the Board’s evaluation; and
●	guides the Board’s planning for CEO succession.

The Board as a whole has responsibility for risk oversight, with reviews of certain areas being conducted by the relevant Board committees.

The Audit Committee focuses on key business and financial risks and related controls and processes.

The Compensation Committee strives to create incentives that encourage a level of risk-taking behavior consistent with the Company’s business strategy and objectives and helps ensure that the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. The Compensation Committee structures the Company’s executive compensation program to reduce the possibility that the executive officers, either individually or as a group, make excessively risky business decisions that could maximize short-term results at the expense of long-term value. The Compensation Committee regularly reviews the Company’s compensation policies and practices, including the risks created by the Company’s compensation plans. Based on this review and analysis, the Compensation Committee concluded that any risks arising from its employee compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

The Nominating and Governance Committee is responsible for recommending director candidates to the Board of Directors and for providing oversight of corporate ethic issues. Further, the Nominating and Governance Committee is responsible for non-financial risk assessment and management processes not retained by the Board or otherwise allocated to another Board Committee; provided, however, that the full Board takes responsibility for cybersecurity related risk oversight.

The Audit, Compensation, and Nominating and Governance Committees provide reports to the full Board. The oversight responsibility of the Board and its committees are enabled by management reporting processes that are designed to provide visibility to the Board about the identification, assessment, and management of critical risks.

At this time the Company does not have practices or policies in place regarding the ability of employees (including officers) or directors, or any of their designees, to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities granted as part of the compensation of the employee or director or held, directly or indirectly by the employee or director.  As a result, these transactions are generally permitted.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the reports filed for fiscal year 2023 and 2024 through the date hereof, and related written representations from reporting persons, we are not aware of any late or delinquent filings under Section 16(a) of the Securities Exchange Act of 1934, except for one late Form 4 filing for David B. Hayden, which was filed late due to an administrative delay in receiving his filing codes and was filed on August 12, 2024.

Item 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS:

Our compensation programs are designed to support our business goals and promote both short-term and long-term growth. This section of the proxy statement explains how our compensation programs are designed and operate in practice with respect to our listed officers. This “Executive Compensation” section presents compensation earned by the Named Executive Officers for fiscal years ending April 30, 2024 and 2023.

Our Compensation Philosophy

Butler National Corporation's executive compensation program is designed and administered by the Compensation Committee of the Board of Directors. The Compensation Committee annually reviews the Company's compensation philosophy, the overall design of the compensation program and the elements of each component of compensation, including reviewing and revising  the executive officer compensation plans, programs, and guidelines as appropriate. The Compensation Committee also consults with management regarding non-executive employee compensation programs.

The core element of our overall compensation philosophy is the alignment of pay and performance. Total compensation varies with individual performance and Butler National’s performance in achieving financial and non-financial objectives. Our equity plans are designed to ensure that executive compensation is aligned with the long-term interests of our stockholders. The Compensation Committee and our management believe that compensation should help to recruit, retain, and motivate the employees that the Company will depend on for current and future success. The Compensation Committee and our management also believe that the proportion of “at risk” compensation (variable cash compensation and equity) should rise as an employee’s level of responsibility increases. This philosophy is reflected in the following key design priorities that govern compensation decisions:

●	pay for performance;

●	employee recruitment, retention, and motivation;

●	cost management;

●	egalitarian treatment of employees;

●	alignment with stockholders’ interests; and

●	continued focus on corporate governance.

Each element of compensation reflects one or more of these design priorities. In most cases, our employees, except for our executive officers and a few key employees, are employed at will, without employment agreements, severance payment arrangements (except as required by local law), or payment arrangements that would be triggered by a “change in control” of Butler National. Retirement plan programs are broad-based; Butler National does not provide special retirement plans or benefits solely for executive officers.

Total compensation for the majority of our employees including the Named Executive Officers, includes two or more of the following components:

PAY COMPONENT	BRIEF DESCRIPTION
Base salary	Paid to provide a fixed form of executive compensation for performing daily responsibilities. Described below under “Base Salary.”
Annual and semiannual incentive cash payments	Paid as discretionary cash bonuses to motivate individual employees as a reward for outstanding performance of a task. Described below under “Cash Bonus.”
Equity Awards
Equity Awards are granted by the Compensation Committee to align management objective toward improved earnings and retention of the management team. In 2016 the Company’s stockholders approved the 2016 Equity Incentive Plan, which empowers the Compensation Committee to issue awards as stock options, restricted stock or restricted stock units. Equity Awards are paid to motivate and reward executives over an appropriate time period and is also used for executive retention. Further described below under “Equity Awards.”

Employee stock purchase plan
Any employee may purchase the Company stock at the fair market value on the date of purchase without broker or issue fees. The Company first implemented the Employee Stock Purchase Plan in 1981 but no shares have been purchased under this plan since 1988.

Retirement benefits
We pay the required federal and state retirement contributions, the required unemployment contributions and match the employee’s contribution to their account in the Butler National Corporation 401(k) plan according to the parameters set forth in the plan. Retirement benefits are paid for executive retention.

Health and welfare benefits
Employees electing to participate in the various insurance plans offered by the Company receive a payment for a share of the health, dental, vision and life insurance costs for the employee. Health and welfare benefits are paid for executive retention.

The Compensation Committee and management continue to believe that a similar method of compensating all employees with cash, equity and retirement benefits supports a culture of fairness, collaboration, and egalitarianism.

The Company provides its stockholders with the opportunity to cast an advisory vote on executive compensation in connection with the Annual Meeting of Stockholders. The Company believes that it is appropriate to seek the views of the stockholders on the design and effectiveness of the Company’s executive compensation program. As an advisory vote the proposal is not binding upon the Company. However, the Compensation Committee values the opinions expressed by stockholders and considers the outcome of the vote when making compensation decisions for named executive officers.

Determining Executive Compensation

The Compensation Committee process for determining compensation includes a review of Butler National executive compensation and practices, and an analysis, for each Butler National executive officer, of all elements of compensation. In conducting an annual performance review and determining appropriate compensation levels, the Compensation Committee meets and deliberates outside the presence of the executive officers. In determining base salary, the Compensation Committee reviews Company and individual performance information and the Company employment agreement obligations discussed below. The Compensation Committee also reviews the executive officer compensation mix of peer companies to help identify the compensation mix that is needed to attract and retain talent. The Compensation Committee has used third-party compensation consultants in the past to help design compensation and incentive plans. The Compensation Committee is authorized to engage consultants as deemed necessary.

Base Salary

The Compensation Committee establishes executive officers’ base salaries at levels that it believes are reasonable for comparable positions. When the Compensation Committee determines the executive officers’ base salaries during the first quarter of the year, the Compensation Committee takes into account each officer’s role and level of responsibility at the company. In general, executive officers with the highest level and amount of responsibility have received the highest base salaries. The Compensation Committee met four (4) times in fiscal 2024. They considered the current economic conditions and determined any compensation changes to be made in fiscal 2024.

Cash Bonus

The Compensation Committee establishes executive officers’ bonuses based on performance and completion of specific strategic initiatives of the Company. Bonuses paid in fiscal 2024 and 2023 are listed in the Summary Compensation Table. Under the Employment Agreements, executive officers participate in the Company cash bonus plan for employees that have been employed for fifteen years, subject to the company being profitable.

Equity Awards

There were no awards to Named Executive Officers in fiscal 2024 and 2023.

Performance Measures and Decision-Making Process of Executive Compensation

Fiscal Year 2024:

The performance measures used by the Compensation Committee in determining executive compensation for fiscal year 2024 were:

●	the absolute one-year and multi-year company performance as measured by levels of revenue, profit from operations, operating margins and operating cash flows;

●	one-year and multi-year performance on the same measures as compared with competitors; and

●	Company progress toward its strategic goals.

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

The CEO provided the entire Board of Directors with an assessment of his own performance with respect to the performance measures listed above, which the Board considered in its assessment of his performance for fiscal year 2023. The CEO reviewed the performance of the other executive officers with the Compensation Committee and made recommendations regarding the components of their compensation.

When making its compensation decisions, the Compensation Committee discussed levels of compensation for the CEO and the other executive officers with the full Board of Directors.

In fiscal year 2023, Butler National Corporation did reach projected levels of revenue, profit from operations, operating margin and operating cash flow.

With regard to progress toward strategic goals, Butler National improved its products and technology positions, and strengthened its relationships with customers.

Taking into account Company performance, both absolute and relative to competition and the executive officers’ contribution to that performance, the Compensation Committee set its targeted compensation levels so as to be commensurate with that relative performance. The Compensation Committee made the following determinations for fiscal year 2024 with respect to each component of compensation for the former CEO and his existing contract and the other executive officers:

Base Salary - In keeping with its strategy, the Compensation Committee base salary decisions for fiscal year 2024 were generally intended to provide salaries at the median level of salaries for similarly situated executives of the comparator companies. Base salary amounts for the executive officers subject to an employment contract are proscribed by such contract and the Committee did not elect to pay more than the contractually agreed base salary amount.

Cash Bonus - The Compensation Committee establishes executive officers’ bonuses based on performance and completion of specific strategic initiatives of the Company. Bonuses paid in fiscal 2024 are listed in the Summary Compensation Table.

Long-Term Compensation - The Compensation Committee granted no equity compensation.

Fiscal Year 2025:

The Compensation Committee has made no decision to change base salary, cash bonus or long-term compensation through the end of the current employment contracts with the executive officers. The Compensation Committee is considering measures to bring management to industry standards and be competitive with its peers. Specifically, the Compensation Committee is evaluating additional awards to employees/management/executive officers of incentive equity with multiple year vesting requirements.

Employment Contracts, Termination of Employment and Change-in-Control Agreements

On February 4, 2020, the Company, entered into employment agreements (each an “Employment Agreement” and collectively, the “Employment Agreements”) with the following executive officers: (i) Christopher J. Reedy, President and Chief Executive Officer (“Reedy”), (ii) Tad M. McMahon, Chief Financial Officer and Secretary (“McMahon”), (iii) Joe Aric Peters, Vice President (“Peters”), and (iv) Clark D. Stewart, former President and CEO (“Stewart”), (collectively, the “Executives” and each, an “Executive”).

The Employment Agreements each contain substantially the same terms and conditions, except as provided below. Each Employment Agreement has a five (5) year term commencing on January 1, 2020. The Employment Agreements may be terminated earlier: (i) by the Executive with or without Good Reason (as defined in the Employment Agreements), (ii) by the Company with or without Cause (as defined in the Employment Agreements), (iii) as a result of the Executive’s death, permanent disability or incapacity or (iv) by mutual agreement of the Executive and the Company.

On October 4, 2023, the Company amended its employment agreements with Reedy, McMahon and Peters, to adjust base compensation for each Executive in light of evolving duties and responsibilities. The Company has notified Reedy, McMahon and Peters that the Employment Agreements will not be renewed or extended past January 1, 2025. Mr. Stewart’s contract was terminated in connection with his departure from the Company in May 2024.

Under the Employment Agreements, the Executives are entitled to receive the following compensation and benefits in connection with their services as executive officers:

●
an annual base salary of $595,000, $375,000, $610,000, and $189,000 for Christopher J. Reedy, Tad M. McMahon, Joe Aric Peters, Clark D. Stewart, respectively (each, a “Base Salary”). The Base Salary will increase by five percent (5%) on January 1 of each year for the initial term and any extension term;

●	eligibility to receive a discretionary annual bonus for certain long-term employees, provided that the Company is profitable;

●	eligibility to participate in the Company’s Management Incentive Bonus Plan;

●	participation in all employee benefit programs; and

●	included in accrued liabilities are $0 and $244,000 as of April 30, 2024, and 2023 respectively for amounts owed to our former CEO for accrued compensation.

The Employment Agreements entitle the Executives to their respective Base Salary through the date of termination for (i) a termination for Cause, (ii) termination by Executive for a reason other than for Good Reason or (iii) at the expiration of the term in which notice of termination of employment was properly given by either the Executive or the Company.

The Employment Agreements also provide for severance benefits in the event that the Executive’s employment is terminated: (i) by the Company without Cause (other than by reason of death or disability) or by the Executive for Good Reason prior to a Change in Control (as defined in the Employment Agreements) (each a “Pre-Change in Control Termination”); or (ii) by the Company without Cause (other than by reason of death or disability) or by the Executive for Good Reason within eighteen (18) months following a Change in Control, in each case (each a “Post-Change in Control Termination”), subject to the Executive’s execution of the Release Conditions (as defined in the Employment Agreements).

In the event of a Pre-Change in Control Termination, the Executives will be entitled to receive the following compensation and benefits:

●	All previously earned and accrued but unpaid Base Salary up to the date of the termination;

●	A severance payment in an amount equal to the Base Salary paid for the balance of the initial term or extension term, whichever is later;

●
A lump sum payment equal to three (3) times the mean of payments under any short-term incentive, commission or annual bonus plan maintained by the Company during each of the three (3) calendar years prior to the year in which such termination occurs;

●
For the twelve (12) month period following the Executive’s termination or such shorter period of time that the Executive or any of the Executive’s dependents is eligible for and elects COBRA continuation coverage; and

●	The annual bonus that is paid to certain long-term employees, provided the Company is profitable.

In the event of a Post-Change in Control Termination, the Executives will be entitled to receive the same compensation and benefits set forth above, except instead of a severance payment in an amount equal to the Base Salary paid for the balance of the initial term or extension term (whichever is later), the severance payment will be in an amount equal to thirty-six (36) months of Base Salary.

In the event of a termination due to the death or disability, the Executive will be entitled to receive all previously earned and accrued but unpaid Base Salary up to such date. In the event the Executive is unable to perform his duties for a period exceeding thirty (30) days on account of sickness or injury, the Executive will continue to receive his Base Salary and benefits for a period of twelve (12) months less any amounts received pursuant to any disability insurance. Thereafter, the Executive will receive no further salary or other payments until he resumes his duties.

The Employment Agreements also include customary intellectual property, non-solicitation, non-compete and confidentiality provisions.

Each of the Named Executive Officers is subject to one or more restricted stock award agreements. In the event of the death, disability or retirement of the executive after the grant date and prior to the vesting date, the award vests. In the event of an employment termination for any other reason, all unvested shares under the award agreement are forfeited. Upon a change in control of Butler National Corporation, all unvested shares under the award agreement are vested.

Stock Ownership Guidelines

In August of 2024, the Board of Directors unanimously approved and adopted stock ownership guidelines for executive officers and directors. The Board of Directors adopted stock ownership guidelines in order to align executive officer’s interests and director’s interests with those of the Company and its stockholders. Under the guidelines, executive officers and directors have three years from the date they become subject to the guidelines to acquire shares of the Company’s common stock valued at two times the executive officer’s base salary or the director’s cash compensation, as applicable.

2024 Summary Compensation

The following table below sets forth certain compensation information concerning the Chief Executive Officer and our three additional most highly compensated executive officers for the fiscal years ended April 30, 2024 and 2023. Our listed officers are the CEO, CFO, Vice President and former CEO. The “Executive Compensation” section presents compensation earned by the listed officers for fiscal years ending April 30, 2024 and 2023:

Summary Compensation Table (dollars in thousands):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards and Stock Appreciation Rights ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)(2)	Total ($)(3)
Christopher J. Reedy	2024	590	211	---	---	---	---	70	871
President and Chief Executive Officer	2023	347	---	---	---	---	---	63	410

Tad M. McMahon	2024	373	87	---	---	---	---	73	533
Chief Financial Officer and Secretary	2023	273	30	---	---	---	---	71	374

Joe Aric Peters *	2024	705	112	---	---	---	---	84	901
Vice President	2023	683	---	---	---	---	---	80	763

Clark D. Stewart **	2024	189	---	---	---	---	---	2	191
Former President and Chief Executive Officer	2023	989	---	---	---	---	---	71	1,060

* Joe Aric Peters salary amount includes $101 of commissions earned prior to the execution of his amended employment contract.
** Clark D. Stewart terminated his employment with the Company on May 9, 2023, and the salary amount includes deferred compensation accrued prior to April 30, 2023.

All Other Compensation (dollars in thousands):

Name	Year	Automobile Usage ($)	Health Benefits ($)	Memberships ($)	Matching Contributions to 401(k) ($)
Christopher J. Reedy	2024	---	17	9	44
	2023	---	17	5	41
Tad M. McMahon	2024	---	26	3	44
	2023	---	27	3	41
Joe Aric Peters	2024	---	26	14	44
	2023	---	27	12	41
Clark D. Stewart	2024	---	2	---	---
	2023	7	17	6	41

(1)
Stock awards are comprised of restricted stock. Valuation is based on aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 11 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended April 30, 2024 for valuation assumptions used.

(2)	Includes the amounts in the “All Other Compensation” table.
(3)
All benefits are provided for in the tables, summaries, and footnotes above. We did not participate in the following transaction and such item is therefore not reported in table format: Nonqualified Deferred Compensation Table.

The following table sets forth information regarding the number of shares of unvested restricted stock held by the Named Executive Officers at April 30, 2024.

Outstanding Equity Awards at April 30, 2024 (dollars in thousands):

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Not Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)
Christopher J. Reedy	—	—	—	—	—	400,000	(1)	$336	—	—

Tad M. McMahon	—	—	—	—	—	400,000	(2)	$336	—	—

Joe Aric Peters	---	---	---	---	---	400,000	(3)	$336	---	---

All unvested shares of restricted stock were issued under the Butler National Corporation 2016 Equity Incentive Plan. See also “Employment Contracts, Termination of Employment and Change-in-Control Agreements” for additional information that could affect the vesting of these awards.

(1)	Mr. Reedy’s restricted stock award will vest as follows: 400,000 shares on March 16, 2025.

(2)	Mr. McMahon’s restricted stock award will vest as follows: 400,000 shares on March 16, 2025.

(3)	Mr. Peter's restricted stock award will vest as follows: 400,000 shares on March 16, 2025.

(4)	Value is based on the closing price of the Company’s stock of $0.84 on April 30, 2024, as reported on OTCQX.

Director Compensation

Each non-employee director was entitled to a director’s fee of $6,000 per quarter in fiscal 2024. There are no “per meeting” fees payable for service on the Board of Directors or on any committee of the Board. Mr. Reedy, Mr. Clark Stewart and Mr. Peters received no additional compensation for service on the Board. The Chairman receives an additional $6,000 per quarter. The table below sets forth compensation received by the Company’s directors during fiscal year 2024:

Name of Director	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
R. Warren Wagoner (1)	$48,000	$--	$--	$48,000
David B. Hayden (2)	24,000	--	--	24,000
Bradley K. Hoffman (3)	18,000	--	--	18,000
John M. Edgar (4)	24,000	--	--	24,000
Jeffrey D. Yowell	6,000	--	--	6,000
Joseph P. Daly	6,000	--	--	6,000
Michael A. Loh (5)	--	--	--	--

(1)	Mr. Wagoner will depart the Board at the conclusion of the 2024 Annual Meeting of Stockholders.
(2)	Excludes consulting fee of $135,000 paid to Mr. Hayden under his consulting agreement with the Company.
(3)	Mr. Hoffman resigned from the Board on February 10, 2024.
(4)
Excludes amounts the company paid Edgar Law Firm LLC, a provider of legal services owned by Mr. Edgar, of $73,000 and $113,000 in fiscal 2024 and fiscal 2023, respectively. In fiscal year 2024, Mr. Edgar was granted 300,000 shares of Butler National stock as an "other stock-based award" pursuant to the Company's 2016 Equity Incentive Plan. In fiscal year 2023, Mr. Edgar was granted 400,000 shares of Butler National Stock as an “other stock-based award” pursuant to the Company's 2016 Equity Incentive Plan and $140,000 in cash compensation.

(5)	Mr. Loh was appointed to the Board as a director on August 5, 2024.

Butler National also provided liability insurance for its directors and officers. The annual cost of this coverage is $121,000.

In August 2024, the Compensation Committee approved a new compensation structure for non-employee directors to be implemented starting in the 2024-2025 board term. Each non-employee director is entitled to a director fee of $10,000 per quarter. In addition, each non-employee director is entitled to a restricted stock award, granted from the Butler National Corporation 2016 Equity Incentive Plan, of $12,500 based upon the closing stock price two full trading days following announcement of annual and/or quarterly results.

In August 2024, the Board of Directors adopted stock ownership guidelines for non-employee directors to align their interests with those of the Company and its stockholders. Under the guidelines, non-employee directors have three years from the date they joined the Board to acquire shares of the Company’s common stock valued at two times the then-current annual cash fees payable to non-employee directors. Under Company policy, directors are precluded from selling shares earned as a director until the director is in compliance with the stock ownership guidelines. All of our directors have met or are on track to meet their objectives within the three-year time requirement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table provided in the 2024 10-K, related to the information about our common stock that may be issued under our equity compensation plan as of April 30, 2024 is hereby incorporated by reference.

Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, with respect to the Company common stock (the only class of voting securities), the only persons known to be beneficial owners of more than five percent (5%) of any class of the Company voting securities as of August 22, 2024.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)(3)	Percent of Class
Joseph P. Daly	8,000,000	11.7%
497 Circle Freeway
Cincinnati, Ohio 45246

Veradace Capital Management LLC	7,500,112	11.0%
2626 Cole Avenue
Dallas, TX, 75204

Zeff Capital, LP	7,500,000	11.0%
885 Sixth Avenue
New York, New York 10001

R. Warren Wagoner	4,140,897	6.1%
One Aero Plaza
New Century, Kansas 66031

(1)
Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct, and beneficial ownership as shown in the table arises from sole voting power and sole investment power. The beneficial ownership includes the shares held in the Butler National 401(k) Profit Sharing Plan for the benefit of the individual.

(2)	The number of shares for Veradace Capital Management LLC is from Veradace Capital Management LLC’s Schedule 13G/A filing on February 14, 2024.

(3)	The number of shares for Zeff Capital, LP is from Zeff Capital, LP’s Schedule 13G/A filed on August 1, 2023.

The following table sets forth as of August 22, 2024, with respect to the Company common stock (the only class of voting securities), (i) shares beneficially owned by all directors and named executive officers of the Company, and (ii) total shares beneficially owned by directors and officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Joseph P. Daly	8,000,000	11.7%
R. Warren Wagoner	4,140,897	6.1%
Christopher J. Reedy	2,276,049	3.3%
Joe A. Peters	1,920,373	2.8%
Tad M. McMahon	1,474,719	2.2%
John M. Edgar	994,118	1.4%
David B. Hayden	587,059	0.9%
Jeffrey D. Yowell	50,000	0.1%
Michael A. Loh	20,000	-

All Directors and Executive Officers as a Group (9 persons)	19,463,215	28.5%

(1)	Unless otherwise indicated by footnote, nature of beneficial ownership of securities is direct and beneficial ownership as shown in the table arises from sole voting power and sole investment power.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The Company paid consulting fees of $135,000 to David Hayden, a director of Butler National in each of fiscal year 2024 and 2023.

The Company paid Edgar Law Firm LLC, a provider of legal services owned by Mr. John M. Edgar, $73,000 and $113,000 in fiscal 2024 and fiscal 2023, respectively. In fiscal year 2024, Mr. Edgar was granted 300,000 shares of Company common stock as an "other stock-based award" pursuant to the Company's 2016 Equity Incentive Plan. In fiscal year 2023, Mr. Edgar was granted 400,000 shares of common stock as an "other stock-based award" pursuant to the Company's 2016 Equity Incentive Plan and paid $140,000 in cash compensation.

Included in accrued liabilities are approximately $0 and $244,000 as of April 30, 2024, and 2023 respectively with the amount in 2023 being the amount owed to Clark D. Stewart, former director and CEO, for accrued compensation related to his services as CEO.

In fiscal 2024, there were three related-person transactions related to former director and CEO, Mr. Clark D. Stewart. Butler National employed the brother (Wayne Stewart as an engineer), son (Craig Stewart as a Vice President) and son-in-law (Jeff Shinkle as an architect) of Clark D. Stewart, a former executive officer. Compensation for these related-persons was calculated in the same manner as the Summary Compensation table resulting in compensation of approximately $315,000, $0, and $162,000 respectively, for fiscal 2024, and $303,000, $330,000 and $254,000 respectively, for fiscal 2023.

The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.

Director Independence

The Board of Directors has determined that Jeffrey D. Yowell, Joseph P. Daly and Michael A. Loh are independent directors and would satisfy the applicable standard for determination that a director is “independent” under the Nasdaq listing standards, if such listing standards were applicable to the Company.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table details amounts for services provided by RBSM, LLP during fiscal 2024 and 2023 (in thousands):

Fee Type	Fiscal 2024	Fiscal 2023
Audit fees (a)	$252	$197
Audit related fees (b)	-	-
Tax fees (c)	-	-
All other fees (d)	-	-
Total	$252	$197

a)	Includes fees billed for professional services rendered in connection with the audit of the annual financial statements and for the review of the quarterly financial statements.

b)
Includes fees billed for professional services rendered in connection with assurance and other activities not explicitly related to the audit of Company financial statements, including the audits of Company employee benefit plans, contract compliance reviews and accounting research.

c)	Includes fees billed for domestic tax compliance and tax audits, corporate-wide tax planning and executive tax consulting and return preparation.

d)	Includes fees billed for financial systems design and implementation services.

Pre-Approval of Services

The Audit Committee has adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to the Company by its independent auditor. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by RBSM, LLP for fiscal 2025. The Audit Committee has approved all of the fees listed in the above table.

In the course of its review of RBSM’s independence and performance, and the determination to retain RBSM or to engage a different independent auditor, the Audit Committee considered, among other things:

●	RBSM’s historical and recent performance;

●	RBSM’s capability and expertise in handling the range and complexity of our operations;

●	Appropriateness of RBSM’s fees for audit and non-audit services, on both an absolute basis and as compared to its competitor/peer firms;

●	The quality and candor of RBSM’s communication with the Audit Committee and management; and

●	RBSM’s tenure and independence.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1)
Financial Statements.

No financial statements or supplemental data are filed with this Amendment. The consolidated financial statements and related notes are included in Part II, Item 8 of the 2024 10-K which are set forth in pages 29-47 of that report.

All other financial statements and schedules not listed have been omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.

(2)
Exhibits

Except as amended and supplemented by the following documents, the exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, Item 15(a)(2) of the 2024 10-K.

(2)	Exhibit Index:

No.	Description

31.3	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to this Amendment No. 1 on Form 10-K/A.

31.4	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to this Amendment No. 1 on Form 10-K/A.

104	Cover Page Interactive Data File (embedded within the Inline XBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 28, 2024

BUTLER NATIONAL CORPORATION

/s/ Christopher J. Reedy
Christopher J. Reedy, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher J. Reedy	President, Chief Executive Officer, and Chairman of the Board	August 28, 2024
Christopher J. Reedy	(Principal Executive Officer)

/s/ Tad M. McMahon	Chief Financial Officer and Secretary	August 28, 2024
Tad M. McMahon	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey D. Yowell	Lead Independent Director	August 28, 2024
Jeffrey D. Yowell

/s/ R. Warren Wagoner	Director	August 28, 2024
R. Warren Wagoner

/s/ David B. Hayden	Director	August 28, 2024
David B. Hayden

/s/ John M. Edgar	Director	August 28, 2024
John M. Edgar

/s/ Joseph P. Daly	Director	August 28, 2024
Joseph P. Daly

/s/ Michael A. Loh	Director	August 28, 2024
Michael A. Loh