Form 10-Q
period 2024-07-31
BUTLER NATIONAL CORP
filed 2024-09-13
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

The number of shares outstanding of the Issuer's Common Stock, $0.01 par value, as of September 13, 2024 was 68,270,856 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of July 31, 2024 and April 30, 2024

(in thousands except per share data)

	July 31, 2024	April 30, 2024
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$17,833	$17,792
Accounts receivable, net	7,326	5,776
Inventory, net	9,629	9,522
Contract asset	2,376	3,812
Prepaid expenses and other current assets	1,848	1,694
Total current assets	39,012	38,596

LEASE RIGHT-TO-USE ASSET, net	3,516	2,892

PROPERTY, PLANT AND EQUIPMENT, net	58,940	59,587

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $12,110 at July 31, 2024 and $11,810 at April 30, 2024)	10,071	9,762

OTHER ASSETS:
Other assets (net of accumulated amortization of $13,263 at July 31, 2024 and $13,041 at April 30, 2024)	1,191	1,219
Deferred tax asset, net	1,919	1,919
Total other assets	3,110	3,138
Total assets	$114,649	$113,975

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,845	$5,291
Current maturities of long-term debt	4,915	4,866
Current maturities of lease liability	113	25
Contract liability	8,038	5,922
Gaming facility mandated payment	1,481	1,846
Compensation and compensated absences	1,943	1,932
Income taxes payable	765	2,842
Other current liabilities	320	193
Total current liabilities	22,420	22,917

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	31,996	33,244
Lease liability, net of current maturities	3,941	3,373
Total long-term liabilities	35,937	36,617
Total liabilities	58,357	59,534

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; no shares issued and outstanding	-	-
Common stock, par value $.01: Authorized 100,000,000 shares, issued 79,646,211 shares, and outstanding 68,270,856 shares at July 31, 2024 and issued 79,646,211 shares, and outstanding 68,770,856 shares at April 30, 2024	796	796
Capital contributed in excess of par	13,935	13,866
Treasury stock at cost, 11,375,355 shares at July 31, 2024 and 10,875,355 shares at April 30, 2024	(7,661)	(7,197)
Retained earnings	49,222	46,976
Total stockholders' equity	56,292	54,441
Total liabilities and stockholders' equity	$114,649	$113,975

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED July 31, 2024 AND 2023

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	July 31,
	2024	2023
REVENUE:
Professional services	$9,236	$9,041
Aerospace products	10,592	8,144
Total revenues	19,828	17,185

COSTS AND EXPENSES:
Cost of professional Services	3,892	3,946
Cost of aerospace products	7,474	7,326
Marketing and advertising	914	1,278
General, administrative and other	4,012	3,498
Total costs and expenses	16,292	16,048

OPERATING INCOME	3,536	1,137

OTHER INCOME (EXPENSE):
Interest expense	(565)	(639)
Gain on sale of airplanes	-	440
Interest income	106	47
Total other income (expense)	(459)	(152)

INCOME BEFORE INCOME TAXES	3,077	985

PROVISION FOR INCOME TAXES:
Provision for income taxes	831	266

NET INCOME	$2,246	$719

BASIC EARNINGS PER COMMON SHARE	$0.03	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	68,738,247	75,198,532

DILUTED EARNINGS PER COMMON SHARE	$0.03	$0.01

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	68,738,247	75,198,532

See accompanying notes to condensed consolidated financial statements (unaudited)

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE three MONTHS ENDED July 31, 2024 AND 2023

(dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2023	80,871,211	$808	$13,647	3,979,522	$(2,138)	$34,464	$46,781

Stock repurchase	-	-	-	6,863,789	(5,035)	-	(5,035)

Deferred compensation, restricted stock	(1,300,000)	(13)	(236)	-	-	-	(249)

Net Income	-	-	-	-	-	719	719

Balance, July 31, 2023	79,571,211	$795	$13,411	10,843,311	$(7,173)	$35,183	$42,216

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2024	79,646,211	$796	$13,866	10,875,355	$(7,197)	$46,976	$54,441

Stock repurchase	-	-	-	500,000	(464)	-	(464)

Deferred compensation, restricted stock	-	-	69	-	-	-	69

Net Income	-	-	-	-	-	2,246	2,246

Balance, July 31, 2024	79,646,211	$796	$13,935	11,375,355	$(7,661)	$49,222	$56,292

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE three MONTHS ENDED July 31, 2024 AND 2023

(in thousands)

(unaudited)

	THREE MONTHS ENDED
	July 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,246	$719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,596	1,423
Deferred income tax expense	-	-
Gain on sale of airplanes	-	(440)
Deferred compensation, restricted stock	69	(249)

Changes in operating assets and liabilities:
Accounts receivable	(1,550)	533
Inventory	(107)	(100)
Contract assets	1,436	(1,276)
Prepaid expenses and other assets	(154)	1,466
Accounts payable	(446)	(1,152)
Contract liability	2,116	3,225
Lease liability	50	48
Accrued liabilities	11	(5,179)
Gaming facility mandated payment	(365)	(281)
Income tax payable	(2,077)	265
Other liabilities	127	136
Net cash provided by operating activities	2,952	(862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,182)	(901)
Proceeds from sale of airplanes	-	440
Net cash used in investing activities	(1,182)	(461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,199)	(1,338)
Repayments on right-to-use lease liability	(66)	(65)
Repurchase of common stock	(464)	(5,035)
Net cash used in financing activities	(1,729)	(6,438)

NET INCREASE (DECREASE) IN CASH	41	(7,761)

CASH, beginning of period	17,792	21,997

CASH, end of period	$17,833	$14,236

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$568	$637
Income taxes paid	$2,908	$-

NON CASH INVESTING AND FINANCING ACTIVITY:
Lease right-of-use assets purchased	$672	$-
Lease liability for purchase of assets under lease	$672	$-

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2024. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2024 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2025.

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

4. Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended July 31, 2024			Three Months Ended July 31, 2023
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$9,236	$6,367	$15,603	$9,041	$6,951	$15,992
Europe	-	3,535	3,535	-	952	952
Asia	-	455	455		4	4
Australia and Other	-	235	235	-	237	237
	$9,236	$10,592	$19,828	$9,041	$8,144	$17,185

Major Product Lines
Casino Gaming Revenue	$7,081	$-	$7,081	$7,198	$-	$7,198
Sportsbook Revenue	1,007	-	1,007	701	-	701
Casino Non-Gaming Revenue	1,148	-	1,148	1,090	-	1,090
Professional Services	-	-	-	52	-	52
Aircraft Modification	-	7,106	7,106	-	5,483	5,483
Aircraft Avionics	-	461	461	-	744	744
Special Mission Electronics	-	3,025	3,025	-	1,917	1,917
	$9,236	$10,592	$19,828	$9,041	$8,144	$17,185

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$6,080	$6,080	$-	$5,213	$5,213
Goods or services transferred at a point of sale	9,236	4,512	13,748	9,041	2,931	11,972
	$9,236	$10,592	$19,828	$9,041	$8,144	$17,185

5. Accounts receivable, net, contract asset and contract liability

Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	July 31,	April 30,
	2024	2024
Accounts Receivable, net	$7,326	$5,776
Contract Asset	2,376	3,812
Contract Liability	8,038	5,922

Accounts receivable, net consist of $7,326 and $5,776 from customers as of  July 31, 2024 and April 30, 2024, respectively. At July 31, 2024 and April 30, 2024, the allowance for doubtful accounts was $47 and $47, respectively.

Contract assets are net of progress payments and performance based payments from our customers totaling $2,376 and $3,812 as of July 31, 2024 and April 30, 2024. Contract assets decreased $1,436 during the three months ended July 31, 2024, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the three months ended July 31, 2024. There were no significant impairment losses related to our contract assets during the three months ended July 31, 2024. We expect to bill our customers for the majority of the July 31, 2024 contract assets during fiscal year end 2025.

Contract liabilities increased $2,116 during the three months ended July 31, 2024, primarily due to the revenue recognized on these performance obligations being less than the payments received.

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

Inventory is comprised of the following, net of the estimate for obsolete inventory of $360 at July 31, 2024 and $360 at April 30, 2024.

	July 31, 2024	April 30, 2024
Parts and raw material	$6,281	$6,111
Work in process	3,279	3,349
Finished goods	69	62
Total Inventory, net of allowance	$9,629	$9,522

7. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	July 31, 2024	April 30, 2024
Land	$4,224	$4,224
Building and improvements	48,230	48,190
Aircraft	5,699	5,599
Machinery and equipment	7,463	7,484
Office furniture and fixtures	14,611	14,389
Leasehold improvements	4,032	4,032
	84,259	83,918
Accumulated depreciation	(25,319)	(24,331)
Total property, plant and equipment	$58,940	$59,587

Property and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Depreciation expense was $1,075 for the three months ended July 31, 2024 and $1,033 for the three months ended July 31, 2023. Depreciation expense is included in cost of sales and general and administrative costs.

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

9. Research and Development:

We invested in research and development activities. The amount invested in the three months ended July 31, 2024 and 2023 was $220 and $205, respectively.

10. Debt:

At  July 31, 2024 , the Company has a line of credit with Kansas State Bank in the form of a promissory note with an interest rate 8.4% totaling $2,000. The unused line at July 31, 2024  is $2,000. There were no advances made on the line of credit during the quarter ended  July 31, 2024. The line of credit is due on demand and is secured by a first and second position on all assets of the Company.

One note with Academy Bank, N.A. for $28,570 secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.32% payable over seven years with an initial twenty-year amortization and a balloon payment of $19,250 in December 2027. The second note with Academy Bank, N.A. for $6,717 is secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.75% payable in full over five years. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash. We are in compliance with these covenants at July 31, 2024.

At July 31, 2024, there is a note payable with Bank of America, N.A. with a balance of $746. The interest rate on this note is at SOFR plus 1.75%.  The loan is secured by buildings and improvements having a net book value of $665.  This note matures in March 2029.

At July 31, 2024, there is a note payable with Patriots Bank with an interest rate of 4.35% totaling $847.  This loan is secured by aircraft security agreements with a net book value of $627.  This note matures in March 2029.

At July 31, 2024, there is a note payable with an interest rate of 8.13% totaling $31 secured by equipment with a net book value of $31. This note matures in October 2025.

We are compliant with the covenants and obligations of each of our notes as of July 31, 2024, and September 13, 2024.

11. Other Assets:

Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $7,409 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, JET autopilot intellectual property of $1,417 and miscellaneous other assets of $128. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024. The State of Kansas approved a renewal management contract and an amendment to the current management contract for our Professional Services company BNSC assumed by BHCMC. The renewal will take effect December 15, 2024, and continue to 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is fully amortized.

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

In October 2023, the Company granted a board member 300,000 shares under the plan.  These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $0.74 per share, for a total of $222.  The compensation related to this grant was expensed in fiscal year 2024.

For the three months ended July 31, 2024 the Company expensed $69.  For the three months ended  July 31, 2023, the Company expensed $104 and received a benefit from the forfeiture of shares of $353, for a net benefit of $249.

	Number of Shares	Weighted Average Grant Date Fair Value
Total shares issued	8,200,000	$0.43
Forfeited, in prior periods	(975,000)	$0.40
Forfeited, during the year ended April 30, 2024	(1,525,000)	$0.40
Forfeited, during the three months ended July 31, 2024	-	$0.40
Total	5,700,000	$0.45
Vested shares	2,350,000	$0.56
Non-vested shares	3,350,000	$0.41

13. Stock Repurchase Program:

In December 2016, the Board of Directors approved a common stock repurchase program. The program was established for the purpose of enabling Butler National Corporation (BNC) to flexibly repurchase its own shares in consideration of factors such as opportunities for strategic investment, BNC's financial condition and the price of its common stock as part of improving capital efficiency. In July 2023, the Board of Directors approved an increase in the size of the Company's common stock repurchase program from $4 million to $9 million. The program is currently authorized through July 31, 2025. The total remaining authorization for future common stock repurchases under our share repurchase program was $2.1 million as of July 31, 2024.

The table below provides information with respect to common stock purchases by the Company through July 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods	3,379,522	$0.42	3,379,522	$7,594
Quarter ended July 31, 2023 (a)	6,863,789	$0.73	6,863,789	$2,560
Quarter ended October 31, 2023 (a)	2,300	$0.73	2,300	$2,558
Quarter ended January 31, 2024 (a)	24,744	$0.73	24,744	$2,540
Quarter ended April 30, 2024 (a)	5,000	$0.79	5,000	$2,536
Quarter ended July 31, 2024 (a)	500,000	$0.93	500,000	$2,071
Total	10,775,355	$0.64	10,775,355

(a)	These shares of common stock were purchased through a private transaction

14. Lease Right-to-Use:

We lease hangars and office space with initial lease terms of five, forty-six, and fifty years.

July 31, 2024
Lease right-to-use assets	$3,829
Less accumulated depreciation	313
Total	$3,516

Future minimum lease payments for assets under finance leases at July 31, 2024 are as follows:

2025	$269
2026	274
2027	279
2028	284
2029	275
Thereafter	12,674
Total minimum lease payments	14,055
Less amount representing interest	10,001
Present value of net minimum lease payments	4,054
Less current maturities of lease liability	113
Lease liability, net of current maturities	$3,941

Finance lease costs at July 31, 2024 and  July 31, 2023 are as follows:

	July 31, 2024	July 31, 2023
Finance lease cost:
Amortization of right-of-use assets	$48	$47
Interest on lease liabilities	50	48
Total finance lease cost	$98	$95

	July 31, 2024	July 31, 2023
Weighted average remaining lease term - Financing leases (in years)	38	44
Weighted average discount rate - Financing leases	5.9%	5.8%

15. Acquisition:

In September 2023, the Company acquired KC Machine to help expand our Avcon parts fabrication capacity for $2,860. KC Machine is a recognized provider of high quality precision machine parts. The purchase price was paid by a combination of $2,375 in cash, a $300 earned-out liability that was paid in March 2024, and a final escrow liability due September 2024.  The present value of these liabilities is included in accounts payable at July 31, 2024.

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

Three Months Ended July 31, 2024	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,236	$7,106	$461	$3,025	$-	$19,828
Interest expense	491	59	-	14	1	565
Depreciation and amortization	792	744	6	34	20	1,596
Operating income (loss)	2,754	555	(55)	1,384	(1,102)	3,536

Three Months Ended July 31, 2023	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$8,989	$5,483	$744	$1,917	$52	$17,185
Interest expense	556	58	-	16	9	639
Depreciation and amortization	648	713	3	32	27	1,423
Operating income (loss)	2,314	(793)	(86)	721	(1,019)	1,137

Our Chief Operating Decision Maker (CODM) uses the information above to evaluate performance by operating segment and does not evaluate operating segments using asset or liability information.

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	Three Months Ended July 31, 2024	Three Months Ended July 31, 2023
Aerospace Products – one customer in the three months ended July 31, 2024, two customers in the three months ended July 31, 2023	15.2%	23.8%
Professional Services	-	-

In the three months ended July 31, 2024 the Company derived 33.3% of total revenue from five Aerospace customers. The top customer provided 15.2% of total revenue while the next top four customers ranged from 2.6% to 6.9%. At July 31, 2024, we had one customer that accounted for 24.2% of our accounts receivable.

17. Subsequent Events:

The Company evaluated its July 31, 2024 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.

Forward-Looking Statements

Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, plans, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "could," "should," "will," "intended," "continue," "believe," "may," "expect," "anticipate," "goal," "forecast," "plan," "guidance" or "estimate" or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2024, and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time, except as expressly required by federal securities laws.

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2024, including the following factors:

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

Aerospace Products. The Aerospace Products segment includes the design, manufacture, sale and service of structural modifications, electronic equipment, and systems and technologies that enhance aircraft and electronics related equipment for control systems, test equipment, and defense related articles. Additionally, we operate Federal Aviation Administration (the “FAA”) Repair Stations. Companies in Aerospace Products concentrate on Learjets, Beechcraft King Air and Cessna turboprop aircraft.

Products. The aviation-related products that the companies within this group design, engineer, manufacture, integrate, install, repair and service include:

●	Aerial surveillance products	●	GARMIN GTN Navigator/G700TXi displays

●	Aerodynamic enhancement products	●	J.E.T. autopilot products

●	Standby instrument systems	●	Electrical power systems and switching equipment

●	Avcon stability enhancing fins	●	Rate gyroscopes

●	ADS-B (transponder) systems	●	Replacement vertical accelerometers

●	Cargo/sensor carrying pods and radomes	●	Provisions to allow carrying of external stores

●	Electronic navigation instruments, radios and transponders	●	Attitude and heading reference systems

Modifications. The companies in Aerospace Products have authority, pursuant to Federal Aviation Administration Supplemental Type Certificates (“STCs”) and Parts Manufacturer Approval (“PMA”), to build required parts and subassemblies and to make applicable installations. Companies in Aerospace Products perform modifications in the aviation industry including:

●	Aerial photograph capabilities	●	Extended tip fuel tanks

●	Aerodynamic improvements	●	Radar systems

●	Avionics systems	●	ISR – Intelligence Surveillance Reconnaissance

●	Cargo doors	●	Special mission modifications

●	Extended nose and wing tip bays	●	Target towing capabilities

●	Environmental research capabilities	●	Traffic collision avoidance systems

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

Professional Services. The Professional Services segment includes the management of a gaming and related dining and entertainment facility in Dodge City, Kansas. Boot Hill Casino and Resort features approximately 500 slot machines, 17 table games and a DraftKings branded sportsbook. A company in Professional Services previously provided licensed architectural services and was closed in January 2024.

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

Results Overview

The three months ended July 31, 2024 revenue increased 15% to $19.8 million compared to $17.2 million in the three months ended July 31, 2023. In the three months ended July 31, 2024 the Professional Services revenue was $9.2 million compared to $9.0 million in the three months ended July 31, 2023, an increase of 2%. In the three months ended July 31, 2024 the Aerospace Products revenue was $10.6 million compared to $8.1 million in the three months ended July 31, 2023, an increase of 30%.

The three months ended July 31, 2024 net income increased to $2.2 million compared to a net income of $719 in the three months ended July 31, 2023.  The three months ended July 31, 2024, operating income increased to $3.5 million from an operating income of $1.1 million in the three months ended July 31, 2023.

RESULTS OF OPERATIONS

three months ended July 31, 2024 COMPARED TO three months ended July 31, 2023

(dollars in thousands)	Three Months Ended July 31, 2024	Percent of Total Revenue	Three Months Ended July 31, 2023	Percent of Total Revenue	Percent Change 2023-2024
Revenue:
Professional Services	$9,236	47%	$9,041	53%	2%
Aerospace Products	10,592	53%	8,144	47%	30%
Total revenue	19,828	100%	17,185	100%	15%

Costs and expenses:
Costs of Professional Services	3,892	19%	3,946	23%	-1%
Cost of Aerospace Products	7,474	38%	7,326	43%	2%
Marketing and advertising	914	5%	1,278	7%	-28%
General, administrative and other	4,012	20%	3,498	20%	15%
Total costs and expenses	16,292	82%	16,048	93%	2%
Operating income	$3,536	18%	$1,137	7%	211%

Revenue:

Revenue increased 15% to $19.8 million in the three months ended July 31, 2024, compared to $17.2 million in the three months ended July 31, 2023. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) management support services. Revenue from Professional Services increased 2% for the three months to $9.2 million at July 31, 2024 compared to $9.0 million at July 31, 2023. The sports wagering platform brought in $1.0 million of revenue for the three months ended July 31, 2024 compared to $701 in the three months ended July 31, 2023.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 30% for the three months to $10.6 million at July 31, 2024 compared to $8.1 million at July 31, 2023. The increase in revenue is mainly due to an increase in aircraft modification business of $1.6 million and an increase in special mission electronics business of $1.1 million.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased  2% to $16.3 million in the three months ended July 31, 2024 compared to $16.0 million in the three months ended July 31, 2023. Costs and expenses were 82% of total revenue in the three months ended July 31, 2024, as compared to 93% of total revenue in the three months ended July 31, 2023.

Costs of Professional Services decreased 1% in the three months ended July 31, 2024 to $3.9 million compared to $3.9 million in the three months ended July 31, 2023. Costs were 19% of total revenue in the three months ended July 31, 2024, as compared to 23% of total revenue in the three months ended July 31, 2023.

Costs of Aerospace Products increased 2% in the three months ended July 31, 2024 to $7.5 million compared to $7.3 million for the three months ended July 31, 2023. Costs were 38% of total revenue in the three months ended July 31, 2024, as compared to 43% of total revenue in the three months ended July 31, 2023.  The increase is directly related to an increase in material and labor costs.

Marketing and advertising expenses decreased 28% in the three months ended July 31, 2024, to $0.9 million compared to $1.3 million in the three months ended July 31, 2023. Expenses were 5% of total revenue in the three months ended July 31, 2024, as compared to 7% of total revenue in the three months ended July 31, 2023. The decrease is due to a change in marketing strategy and methods to attract customers. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

General, administrative and other expenses as a percent of total revenue was 20% in the three months ended July 31, 2024, compared to 20% in the three months ended July 31, 2023. These expenses increased 15% to $4.0 million in the three months ended July 31, 2024, from $3.5 million in the three months ended July 31, 2023. The increase is primarily due to a $353 benefit from the forfeiture of shares in the three months ended July 31, 2023 compared to $0 in the three months ended July 31, 2024.

Other income (expense):

Other income (expense) was ($459) in the three months ended July 31, 2024 compared to ($152) in the three months ended July 31, 2023.  Interest expense was ($565) in the three months ended July 31, 2024, compared with interest expense of ($639) in the three months ended July 31, 2023. The decrease in interest expense is due to the paydown of long term debt. Interest income was $106 in the three months ended July 31, 2024 compared to $47 in the three months ended July 31, 2023.

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

The following table presents a summary of our operating segment information for the three months ended July 31, 2024 and July 31, 2023:

(dollars in thousands)	Three Months Ended July 31, 2024	Percent of Total Revenue	Three Months Ended July 31, 2023	Percent of Total Revenue	Percent Change 2023-2024
Professional Services
Revenue
Boot Hill Casino	$9,236	100%	$8,989	99%	3%
Management/Professional Services	-	0%	52	1%	-100%
Revenue	9,236	100%	9,041	100%	2%

Costs of Professional Services	3,892	42%	3,946	44%	-1%
Expenses	3,214	35%	3,343	37%	-4%
Total costs and expenses	7,106	77%	7,289	81%	-3%
Professional Services operating income	$2,130	23%	$1,752	19%	22%

(dollars in thousands)	Three Months Ended July 31, 2024	Percent of Total Revenue	Three Months Ended July 31, 2023	Percent of Total Revenue	Percent Change 2023-2024
Aerospace Products
Revenue	$10,592	100%	$8,144	100%	30%

Costs of Aerospace Products	7,474	71%	7,326	90%	2%
Expenses	1,712	16%	1,433	18%	19%
Total costs and expenses	9,186	87%	8,759	108%	5%

Aerospace Products operating income (loss)	$1,406	13%	$(615)	-8%	(329)%

Professional Services

●

Revenue from Professional Services increased 2% for the three months ended July 31, 2024 to $9.2 million compared to $9.0 million for the three months ended July 31, 2023. The sports wagering platform brought in $1.0 million of revenue for the three months ended July 31, 2024 compared to $701 in the three months ended July 31, 2023.

In the three months ended July 31, 2024, Boot Hill Casino received gross receipts for the State of Kansas of $12.6 million compared to $12.2 million for the three months ended July 31, 2023. Mandated fees, taxes and distributions reduced gross receipts by $3.8 million resulting in gaming revenue of $8.8 million for the three months ended July 31, 2024, compared to a reduction to gross receipts of $3.7 million resulting in gaming revenue of $8.5 million for the three months ended July 31, 2023. Sportsbook revenue was $1.0 million in the three months ended July 31, 2024 compared to $701 in the three months ended July 31, 2023. Non-gaming revenue at Boot Hill Casino remained constant at $1.1 million for the three months ended July 31, 2024, compared to $1.1 million for the three months ended July 31, 2023.

●

Costs of Professional Services decreased 1% in the three months ended July 31, 2024 to $3.9 million compared to $3.9 million in the three months ended July 31, 2023. Costs were 42% of segment total revenue in the three months ended July 31, 2024, as compared to 44% of segment total revenue in the three months ended July 31, 2023.

●

Expenses decreased in the three months ended July 31, 2024 to $3.2 million compared to $3.3 million in the three months ended July 31, 2023. Expenses were 35% of segment total revenue in the three months ended July 31, 2024, as compared to 37% of segment total revenue in the three months ended July 31, 2023.

Aerospace Products

●

Revenue increased 30% to $10.6 million in the three months ended July 31, 2024, compared to $8.1 million in the three months ended July 31, 2023. The increase in revenue is mainly due to a $1.6 million increase in aircraft modification business and an increase in special mission electronic business of $1.1 million.

●

Costs of Aerospace Products increased 2% in the three months ended July 31, 2024 to $7.5 million compared to $7.3 million for the three months ended July 31, 2023.  Costs were 71% of segment total revenue in the three months ended July 31, 2024, as compared to 90% of segment total revenue in the three months ended July 31, 2023.

●

Expenses increased 19% in the three months ended July 31, 2024 to $1.7 million compared to $1.4 million in the three months ended July 31, 2023.  Expenses were 16% of segment total revenue in the three months ended July 31, 2024, as compared to 18% of segment total revenue in the three months ended July 31, 2023. The increase is primarily due to receiving a $353 benefit from the forfeiture of shares during the three months ended July 31, 2023, compared to $0 in the three months ended July 31, 2024.

Employees

Other than persons employed by our gaming subsidiaries, there were 137 full time and 3 part time employees on July 31, 2024, compared to 102 full time and 4 part time employees on July 31, 2023. Our staffing at Boot Hill Casino & Resort on July 31, 2024 was 189 full time and 40 part time employees compared to 203 full time and 55 part time employees on July 31, 2023. None of the employees are subject to any collective bargaining agreements.

Liquidity and Capital Resources

Overview

Butler National is a holding company. Our ability to fund our obligations depends on existing cash on hand, cash flow from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources have been cash on hand, cash flow from operations, borrowings under our lines of credit and notes payable and proceeds from the issuance of debt and equity securities. We assess liquidity in terms of the ability to generate cash or obtain financing in order to fund operating, investing and debt service requirements. Our primary ongoing cash requirements include the funding of operations, capital expenditures, acquisitions and other investments in line with our business strategy and debt repayment obligations and interest payments. Our strategy has been to maintain moderate leverage and substantial capital resources in order to take advantage of opportunities, to invest in our businesses and develop new streams of income that may be profitable. As such, we have continued to invest in developing and marketing new STCs and growing our casino business including sports wagering. We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have an interest in funding our working capital needs to continue our growth in operations in 2025 and beyond.

Operating Activities

During the three months ended July 31, 2024 our cash position increased by $41. Net income was $2.2 million for the three months ended July 31, 2024. Cash flow provided by operating activities was $3.0 million for the three months ended July 31, 2024. Non-cash activities consisting of depreciation and amortization provided $1.6 million, and deferred compensation added $69. Contract assets increased our cash position by $1.4 million. Contract liability increased our cash position by $2.1 million. Inventories decreased our cash position by $107. Accounts receivable decreased our cash position by $1.6 million. Gaming facility mandated payments decreased our cash position by $365. Prepaid expenses and other assets decreased our cash by $154. Accounts payable decreased our cash position by $446.  Accrued liabilities increased our cash position by $11. An increase in lease liabilities and other current liabilities increased our cash by $177. Income tax payable decreased our cash position by $2.1 million.

Investing Activities

Cash used in investing activities was $1.2 million for the three months ended July 31, 2024. We invested $609 towards STCs, $100 toward an airplane, and $473 on equipment and furnishings.

Financing Activities

Cash used by financing activities was $1.7 million for the three months ended July 31, 2024. We made repayments on our debt of $1.2 million. We made repayments on lease right-to-use of $66. We purchased Company stock of $464. The stock acquired was placed in treasury.

Capital Expenditures

The Company anticipates capital expenditures in fiscal 2025 to be approximately $9.0 million, consisting of $1.9 million on STC's, $1.6 million on buildings and improvements, $2.5 million on equipment, and $3.0 million on airplanes. We anticipate financing a substantial portion of our airplane purchases and our cash balance will be sufficient to cover the remainder of our cash requirements through the next fiscal year.

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

Effect if Actual Results Differ From Assumptions

Management reviews the inventory balance on an annual basis to determine whether any additional write-downs are necessary. Following the write-down of the inventory as discussed above, we believe this inventory is stated at net realizable value at July 31, 2024, although an unanticipated lack of demand for aircraft or spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued at July 31, 2024.

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

An impairment loss is recognized for any excess of the carrying amount of the estimated undiscounted cash flows over the remaining life of the assets. No impairment charges were recorded during the three months ended July 31, 2024.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2025. From fiscal year 2024 to fiscal year 2025 most of the increases we experienced were in material and labor costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel and labor costs to rise in fiscal 2025 and 2026.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2024.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of July 31, 2024, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
Smaller reporting companies are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the first quarter of fiscal 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2024 - May 31, 2024	-	$-	-	$2,536,000
June 1, 2024 - June 30, 2024	-	$-	-	$2,536,000
July 1, 2024 - July 31, 2024	500,000	$0.93	500,000	$2,071,000
Total	500,000	$0.93	500,000

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.	OTHER INFORMATION.
None.

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.1 of our Form 8-K filed on August 20, 2024.

	4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

	4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2024 and April 30, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended July 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2024 and 2023 and (v) the Notes to Consolidated Financial Statements, with detail tagging.

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2024, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

September 13, 2024	/s/ Christopher J. Reedy
Date	Christopher J. Reedy
(Chief Executive Officer and President)

September 13, 2024	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer and Secretary)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit 3.1 of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.1 of our Form 8-K filed on August 20, 2024.

4.1	Rights Agreement, dated August 2, 2011, by and between Butler National Corporation and UMB Bank, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 of our 10-Q filed on December 13, 2016.

4.2	Amendment One to Rights Agreement between Butler National Corporation and UMB Bank, N.A. dated July 22, 2021, incorporated by reference to Exhibit 4.2 of our Form 8-K filed on July 26, 2021.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2024 and April 30, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended July 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2024 and 2023, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2024, formatted in Inline XBRL (included as Exhibit 101)