Form 10-Q
period 2024-10-31
BUTLER NATIONAL CORP
filed 2024-12-06
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of the Issuer's Common Stock, $0.01 par value, as of December 6, 2024 was 67,587,096 shares.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 31, 2024 and April 30, 2024

(in thousands except per share data)

	October 31, 2024	April 30, 2024
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$16,159	$17,792
Accounts receivable, net	5,402	5,776
Inventory, net	10,450	9,522
Contract asset	3,386	3,812
Prepaid expenses and other current assets	2,090	1,694
Income tax receivable	268	-
Total current assets	37,755	38,596

LEASE RIGHT-TO-USE ASSET, net	3,466	2,892

PROPERTY, PLANT AND EQUIPMENT, net	60,303	59,587

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $12,416 at October 31, 2024 and $11,810 at April 30, 2024)	9,729	9,762

OTHER ASSETS:
Other assets (net of accumulated amortization of $13,499 at October 31, 2024 and $13,041 at April 30, 2024)	1,163	1,219
Deferred tax asset, net	1,919	1,919
Total other assets	3,082	3,138
Total assets	$114,335	$113,975

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,876	$5,291
Current maturities of long-term debt	4,960	4,866
Current maturities of lease liability	116	25
Contract liability	8,999	5,922
Gaming facility mandated payment	1,784	1,846
Compensation and compensated absences	1,421	1,932
Income taxes payable	-	2,842
Other current liabilities	454	193
Total current liabilities	20,610	22,917

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	30,740	33,244
Lease liability, net of current maturities	3,928	3,373
Total long-term liabilities	34,668	36,617
Total liabilities	55,278	59,534

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; no shares issued and outstanding	-	-
Common stock, par value $.01: Authorized 100,000,000 shares, issued 79,646,211 shares, and outstanding 67,587,096 shares at October 31, 2024 and issued 79,646,211 shares, and outstanding 68,770,856 shares at April 30, 2024	796	796
Capital contributed in excess of par	14,003	13,866
Treasury stock at cost, 12,059,115 shares at October 31, 2024 and 10,875,355 shares at April 30, 2024	(8,560)	(7,197)
Retained earnings	52,818	46,976
Total stockholders' equity	59,057	54,441
Total liabilities and stockholders' equity	$114,335	$113,975

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED October 31, 2024 AND 2023

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	October 31,
	2024	2023
REVENUE:
Professional Services	$9,650	$9,770
Aerospace Products	11,710	9,832
Total revenues	21,360	19,602

COSTS AND EXPENSES:
Cost of Professional Services	3,909	4,006
Cost of Aerospace Products	7,524	6,852
Marketing and advertising	951	1,361
General, administrative and other	4,122	3,785
Total costs and expenses	16,506	16,004

OPERATING INCOME	4,854	3,598

OTHER INCOME (EXPENSE):
Interest expense	(538)	(615)
Gain on sale of airplanes	248	3,729
Gain on sale of land	261	-
Interest income	100	70
Total other income	71	3,184

INCOME BEFORE INCOME TAXES	4,925	6,782

PROVISION FOR INCOME TAXES:
Provision for income taxes	1,329	1,831

NET INCOME	$3,596	$4,951

BASIC EARNINGS PER COMMON SHARE	$0.05	$0.07

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	68,027,071	69,502,008

DILUTED EARNINGS PER COMMON SHARE	$0.05	$0.07

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	68,027,071	69,502,008

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE Six MONTHS ENDED October 31, 2024 AND 2023

(in thousands, except per share data)

(unaudited)

	SIX MONTHS ENDED
	October 31,
	2024	2023
REVENUE:
Professional Services	$18,887	$18,810
Aerospace Products	22,302	17,976
Total revenue	41,189	36,786

COSTS AND EXPENSES:
Cost of Professional Services	7,802	7,952
Cost of Aerospace Products	14,998	14,178
Marketing and advertising	1,865	2,639
General, administrative and other	8,134	7,282
Total costs and expenses	32,799	32,051

OPERATING INCOME	8,390	4,735

OTHER INCOME (EXPENSE):
Interest expense	(1,103)	(1,254)
Gain on sale of airplanes	248	4,169
Gain on sale of land	261	-
Interest income	206	117
Total other income (expense)	(388)	3,032

INCOME BEFORE INCOME TAXES	8,002	7,767

PROVISION FOR INCOME TAXES
Provision for income taxes	2,160	2,097

NET INCOME	$5,842	$5,670

BASIC EARNINGS PER COMMON SHARE	$0.08	$0.08

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	68,382,659	72,005,204

DILUTED EARNINGS PER COMMON SHARE	$0.08	$0.08

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	68,382,659	72,005,204

See accompanying notes to condensed consolidated financial statements (unaudited)

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE six MONTHS ENDED October 31, 2024 AND 2023

(dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2023	80,871,211	$808	$13,647	3,979,522	$(2,138)	$34,464	$46,781

Stock repurchase	-	-	-	6,863,789	(5,035)	-	(5,035)

Deferred compensation, restricted stock	(1,300,000)	(13)	(236)	-	-	-	(249)

Net Income	-	-	-	-	-	719	719

Balance, July 31, 2023	79,571,211	$795	$13,411	10,843,311	$(7,173)	$35,183	$42,216

Deferred compensation, restricted stock	-	-	104	-	-	-	104

Stock repurchase	-	-	-	2,300	(1)	-	(1)

Stock awarded to director	300,000	3	219	-	-	-	222

Net Income	-	-	-	-	-	4,951	4,951

Balance, October 31, 2023	79,871,211	$798	$13,734	10,845,611	$(7,174)	$40,134	$47,492

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2024	79,646,211	$796	$13,866	10,875,355	$(7,197)	$46,976	$54,441

Stock repurchase	-	-	-	500,000	(464)	-	(464)

Deferred compensation, restricted stock	-	-	69	-	-	-	69

Net Income	-	-	-	-	-	2,246	2,246

Balance, July 31, 2024	79,646,211	$796	$13,935	11,375,355	$(7,661)	$49,222	$56,292

Stock repurchase	-	-	-	683,760	(899)	-	(899)

Deferred compensation, restricted stock	-	-	68	-	-	-	68

Net Income	-	-	-	-	-	3,596	3,596

Balance, October 31, 2024	79,646,211	$796	$14,003	12,059,115	$(8,560)	$52,818	$59,057

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE six MONTHS ENDED October 31, 2024 AND 2023

(in thousands)

(unaudited)

	SIX MONTHS ENDED
	October 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,842	$5,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,254	3,049
Stock awarded to director	-	222
Gain on sale of airplanes	(248)	(4,169)
Gain on sale of land	(261)	-
Deferred compensation, restricted stock	137	(145)

Changes in operating assets and liabilities:
Accounts receivable	374	(1,785)
Inventory	(928)	(764)
Contract assets	426	138
Prepaid expenses and other assets	(394)	1,601
Accounts payable	(2,415)	4,500
Contract liability	3,077	(1,351)
Lease liability	107	94
Accrued liabilities	(511)	(5,237)
Gaming facility mandated payment	(62)	(43)
Income tax payable	(3,110)	1,371
Other liabilities	261	314
Net cash provided by operating activities	5,549	3,465

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,607)	(4,354)
Proceeds from sale of airplanes	294	4,904
Proceeds from sale of land	1,037	-
Net cash provided by (used in) investing activities	(3,276)	550

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,410)	(2,521)
Repayments on right-to-use lease liability	(133)	(131)
Repurchase of common stock	(1,363)	(5,036)
Net cash used in financing activities	(3,906)	(7,688)

NET DECREASE IN CASH	(1,633)	(3,673)

CASH, beginning of period	17,792	21,997

CASH, end of period	$16,159	$18,324

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,123	$1,266
Income taxes paid	$5,270	$725

NON CASH INVESTING AND FINANCING ACTIVITY:
Lease right-of-use assets purchased	$672	$-
Lease liability for purchase of assets under lease	$672	$-

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2024. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2024 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2025.

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

4. Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended October 31, 2024			Three Months Ended October 31, 2023
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$9,650	$8,059	$17,709	$9,770	$8,639	$18,409
Europe	-	3,108	3,108	-	952	952
Asia	-	473	473	-	4	4
Australia and Other	-	70	70	-	237	237
	$9,650	$11,710	$21,360	$9,770	$9,832	$19,602

Major Product Lines
Casino Gaming Revenue	$7,016	$-	$7,016	$7,298	$-	$7,298
Sportsbook Revenue	1,436	-	1,436	1,314	-	1,314
Casino Non-Gaming Revenue	1,198	-	1,198	1,158	-	1,158
Professional Services	-	-	-	-	-	-
Aircraft Modification	-	7,170	7,170	-	6,082	6,082
Aircraft Avionics	-	824	824	-	778	778
Special Mission Electronics	-	3,716	3,716	-	2,972	2,972
	$9,650	$11,710	$21,360	$9,770	$9,832	$19,602

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$6,539	$6,539	$-	$5,401	$5,401
Goods or services transferred at a point of sale	9,650	5,171	14,821	9,770	4,431	14,201
	$9,650	$11,710	$21,360	$9,770	$9,832	$19,602

	Six Months Ended October 31, 2024			Six Months Ended October 31, 2023
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$18,887	$14,426	$33,313	$18,810	$14,184	$32,994
Europe	-	6,643	6,643	-	1,619	1,619
Asia	-	928	928	-	358	358
Australia and Other	-	305	305	-	1,815	1,815
	$18,887	$22,302	$41,189	$18,810	$17,976	$36,786

Major Product Lines
Casino Gaming Revenue	$14,098	$-	$14,098	$14,496	$-	$14,496
Sportsbook Revenue	2,443	-	2,443	2,015	-	2,015
Casino Non-Gaming Revenue	2,346	-	2,346	2,247	-	2,247
Professional Services	-	-	-	52	-	52
Aircraft Modification	-	14,276	14,276	-	11,565	11,565
Aircraft Avionics	-	1,285	1,285	-	1,522	1,522
Special Mission Electronics	-	6,741	6,741	-	4,889	4,889
	$18,887	$22,302	$41,189	$18,810	$17,976	$36,786

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$12,619	$12,619	$-	$10,613	$10,613
Goods or services transferred at a point of sale	18,887	9,683	28,570	18,810	7,363	26,173
	$18,887	$22,302	$41,189	$18,810	$17,976	$36,786

5. Accounts receivable, net, contract asset and contract liability

Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	October 31,	April 30,
	2024	2024
Accounts Receivable, net	$5,402	$5,776
Contract Asset	3,386	3,812
Contract Liability	8,999	5,922

Accounts receivable, net consist of $5,402 and $5,776 from customers as of  October 31, 2024 and April 30, 2024, respectively. At October 31, 2024 and April 30, 2024, the allowance for doubtful accounts was $47 and $47, respectively.

Contract assets are net of progress payments and performance based payments from our customers totaling $3,386 and $3,812 as of October 31, 2024 and April 30, 2024. Contract assets decreased $426 during the six months ended October 31, 2024, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the six months ended October 31, 2024. There were no significant impairment losses related to our contract assets during the six months ended October 31, 2024. We expect to bill our customers for the majority of the October 31, 2024 contract assets during fiscal year end 2025.

Contract liabilities increased $3,077 during the six months ended October 31, 2024, primarily due to the revenue recognized on these performance obligations being less than the payments received.

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

Inventory is comprised of the following, net of the estimate for obsolete inventory of $435 at October 31, 2024 and $360 at April 30, 2024.

	October 31, 2024	April 30, 2024
Parts and raw material	$6,759	$6,111
Work in process	3,621	3,349
Finished goods	70	62
Total Inventory, net of allowance	$10,450	$9,522

7. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	October 31, 2024	April 30, 2024
Land	$3,447	$4,224
Building and improvements	48,371	48,190
Aircraft	8,122	5,599
Machinery and equipment	7,541	7,484
Office furniture and fixtures	14,887	14,389
Leasehold improvements	4,032	4,032
	86,400	83,918
Accumulated depreciation	(26,097)	(24,331)
Total property, plant and equipment	$60,303	$59,587

Property and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Depreciation expense was $2,190 for the six months ended October 31, 2024 and $2,135 for the six months ended October 31, 2023. Depreciation expense is included in cost of sales and general and administrative costs.

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

9. Research and Development:

We invested in research and development activities. The amount invested in the six months ended October 31, 2024 and 2023 was $721 and $411, respectively.

10. Debt:

At  October 31, 2024 , the Company has a line of credit with Kansas State Bank in the form of a promissory note with an interest rate of 8.4% totaling $2,000. The unused line at October 31, 2024  is $2,000. There were no advances made on the line of credit during the quarter ended  October 31, 2024. The line of credit is due on demand and is secured by a first and second position on all assets of the Company.

One note with Academy Bank, N.A. for $28,144 secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.32% payable over seven years with an initial twenty-year amortization and a balloon payment of $19,250 in December 2027. The second note with Academy Bank, N.A. for $6,015 is secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.75% payable in full over five years. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash. We are in compliance with these covenants at October 31, 2024.

At October 31, 2024, there is a note payable with Bank of America, N.A. with a balance of $707. The interest rate on this note is at SOFR plus 1.75%.  The loan is secured by buildings and improvements having a net book value of $652.  This note matures in March 2029.

At October 31, 2024, there is a note payable with Patriots Bank with an interest rate of 4.35% totaling $806.  This loan is secured by aircraft security agreements with a net book value of $554.  This note matures in March 2029.

At October 31, 2024, there is a note payable with an interest rate of 8.13% totaling $28 secured by equipment with a net book value of $28. This note matures in October 2025.

We are compliant with the covenants and obligations of each of our notes as of October 31, 2024, and December 6, 2024.

11. Other Assets:

Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $7,619 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, JET autopilot intellectual property of $1,417 and miscellaneous other assets of $126. BHCMC expects the $5,500 privilege fee to have a value over the remaining life of the initial Management Contract with the State of Kansas which will end in December 2024. The State of Kansas approved a renewal management contract and an amendment to the current management contract for our Professional Services company BNSC assumed by BHCMC. The renewal will take effect December 15, 2024, and continue to 2039, another 15 years. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. The JET intellectual property is fully amortized.

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

For the six months ended October 31, 2024 the Company expensed $137.  For the six months ended  October 31, 2023, the Company expensed $430 and received a benefit from the forfeiture of shares of $353, for a net expense of $77.

	Number of Shares	Weighted Average Grant Date Fair Value
Total shares issued	8,200,000	$0.43
Forfeited, in prior periods	(975,000)	$0.40
Forfeited, during the year ended April 30, 2024	(1,525,000)	$0.40
Forfeited, during the six months ended October 31, 2024	-	$0.40
Total	5,700,000	$0.45
Vested shares	2,350,000	$0.56
Non-vested shares	3,350,000	$0.41

13. Stock Repurchase Program:

In December 2016, the Board of Directors approved a common stock repurchase program. The program was established for the purpose of enabling Butler National Corporation (BNC) to flexibly repurchase its own shares in consideration of factors such as opportunities for strategic investment, BNC's financial condition and the price of its common stock as part of improving capital efficiency. In July 2023, the Board of Directors approved an increase in the size of the Company's common stock repurchase program from $4 million to $9 million. In October 2024, the Board of Directors approved an increase in the size of the Company's common stock repurchase program from $9 million to $11 million. The program is currently authorized through November 15, 2026. The total remaining authorization for future common stock repurchases under our share repurchase program was $3.2 million as of October 31, 2024.

The table below provides information with respect to common stock purchases by the Company through October 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods	3,379,522	$0.42	3,379,522	$7,594
Quarter ended July 31, 2023 (a)	6,863,789	$0.73	6,863,789	$2,560
Quarter ended October 31, 2023 (a)	2,300	$0.73	2,300	$2,558
Quarter ended January 31, 2024 (a)	24,744	$0.73	24,744	$2,540
Quarter ended April 30, 2024 (a)	5,000	$0.79	5,000	$2,536
Quarter ended July 31, 2024 (a)	500,000	$0.93	500,000	$2,071
Quarter ended October 31, 2024 (a)	683,760	$1.31	683,760	$1,172
Increase in program authorization in October 2024	-	-	-	$3,172
Total	11,459,115	$0.68	11,459,115

(a)	These shares of common stock were purchased through a private transaction

14. Lease Right-to-Use:

We lease hangars and office space with initial lease terms of five, forty-six, and fifty years.

October 31, 2024
Lease right-to-use assets	$3,829
Less accumulated depreciation	363
Total	$3,466

Future minimum lease payments for assets under finance leases at October 31, 2024 are as follows:

2025	$271
2026	275
2027	280
2028	285
2029	234
Thereafter	12,643
Total minimum lease payments	13,988
Less amount representing interest	9,944
Present value of net minimum lease payments	4,044
Less current maturities of lease liability	116
Lease liability, net of current maturities	$3,928

Finance lease costs at October 31, 2024 and  October 31, 2023 are as follows:

	October 31, 2024	October 31, 2023
Finance lease cost:
Amortization of right-of-use assets	$98	$95
Interest on lease liabilities	107	94
Total finance lease cost	$205	$189

	October 31, 2024	October 31, 2023
Weighted average remaining lease term - Financing leases (in years)	38	44
Weighted average discount rate - Financing leases	5.9%	5.8%

15. Acquisition:

In September 2023, the Company acquired KC Machine to help expand our Avcon parts fabrication capacity for $2,860. KC Machine is a recognized provider of high quality precision machine parts. The purchase price was paid by a combination of $2,375 in cash, a $300 earned-out liability that was paid in March 2024, and a final escrow liability paid in  September 2024.

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

Three Months Ended October 31, 2024	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,650	$7,170	$824	$3,716	$-	$21,360
Interest expense	458	66	-	14	-	538
Depreciation and amortization	808	789	7	34	20	1,658
Operating income (loss)	3,096	1,191	(24)	1,903	(1,312)	4,854

Three Months Ended October 31, 2023	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,770	$6,082	$778	$2,972	$-	$19,602
Interest expense	532	58	-	16	9	615
Depreciation and amortization	830	726	4	31	35	1,626
Operating income (loss)	2,767	557	(105)	1,482	(1,103)	3,598

Six Months Ended October 31, 2024	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$18,887	$14,276	$1,285	$6,741	$-	$41,189
Interest expense	949	125	-	28	1	1,103
Depreciation and amortization	1,600	1,533	13	68	40	3,254
Operating income (loss)	5,850	1,746	10	3,287	(2,503)	8,390

Six Months Ended October 31, 2023	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$18,758	$11,565	$1,522	$4,889	$52	$36,786
Interest expense	1,088	116	-	33	17	1,254
Depreciation and amortization	1,478	1,439	7	63	62	3,049
Operating income (loss)	5,081	(191)	(146)	2,203	(2,212)	4,735

Our Chief Operating Decision Maker (CODM) uses the information above to evaluate performance by operating segment and does not evaluate operating segments using asset or liability information.

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	Six Months Ended October 31, 2024	Six Months Ended October 31, 2023
Aerospace Products – one customer in the six months ended October 31, 2024, two customers in the six months ended October 31, 2023	16.2%	27.5%
Professional Services	-	-

In the six months ended October 31, 2024 the Company derived 31.9% of total revenue from five Aerospace customers. The top customer provided 16.2% of total revenue while the next top four customers ranged from 2.7% to 6.9%. At October 31, 2024, we had one customer that accounted for 39.3% of our accounts receivable.

17. Subsequent Events:

In November 2024, the Company entered into a loan agreement for $2,016 with Simmons Bank.  The note matures in November 2029, with an interest rate of 7.19%, and is secured by an airplane security agreement. The Company evaluated its October 31, 2024 financial statements for subsequent events through the filing date of this report. The Company is not aware of any other subsequent events that would require recognition or disclosure in the consolidated financial statements.

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

Professional Services. The Professional Services segment includes the management of a gaming and related dining and entertainment facility in Dodge City, Kansas. Boot Hill Casino and Resort features approximately 500 slot machines, 15 table games and a DraftKings branded sportsbook. A company in Professional Services previously provided licensed architectural services and was closed in January 2024.

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

Results Overview

The six months ended October 31, 2024 revenue increased 12% to $41.2 million compared to $36.8 million in the six months ended October 31, 2023. In the six months ended October 31, 2024 the Professional Services revenue was $18.9 million compared to $18.8 million in the six months ended October 31, 2023. In the six months ended October 31, 2024 the Aerospace Products revenue was $22.3 million compared to $18.0 million in the six months ended October 31, 2023, an increase of 24%.

The six months ended October 31, 2024 net income increased to $5.8 million compared to a net income of $5.7 million in the six months ended October 31, 2023.  The six months ended October 31, 2024, operating income increased to $8.4 million from an operating income of $4.7 million in the six months ended October 31, 2023.

RESULTS OF OPERATIONS

six months ended October 31, 2024 COMPARED TO six months ended October 31, 2023

(dollars in thousands)	Six Months Ended October 31, 2024	Percent of Total Revenue	Six Months Ended October 31, 2023	Percent of Total Revenue	Percent Change 2023-2024
Revenue:
Professional Services	$18,887	46%	$18,810	51%	0%
Aerospace Products	22,302	54%	17,976	49%	24%
Total revenue	41,189	100%	36,786	100%	12%

Costs and expenses:
Costs of Professional Services	7,802	19%	7,952	22%	-2%
Cost of Aerospace Products	14,998	36%	14,178	38%	6%
Marketing and advertising	1,865	5%	2,639	7%	-29%
General, administrative and other	8,134	20%	7,282	20%	12%
Total costs and expenses	32,799	80%	32,051	87%	2%
Operating income	$8,390	20%	$4,735	13%	77%

Revenue:

Revenue increased 12% to $41.2 million in the six months ended October 31, 2024, compared to $36.8 million in the six months ended October 31, 2023. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) management support services. Revenue from Professional Services was $18.9 million for the six months ended  October 31, 2024 compared to $18.8 million for the six months ended October 31, 2023. The sports wagering platform brought in $2.4 million of revenue for the six months ended October 31, 2024 compared to $2.0 million in the six months ended October 31, 2023.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 24% to $22.3 million for the six months ended October 31, 2024 compared to $18.0 million for the six months ended October 31, 2023. The increase in revenue is mainly due to an increase in aircraft modification business of $2.6 million and an increase in special mission electronics business of $1.9 million.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased  2% to $32.8 million in the six months ended October 31, 2024 compared to $32.1 million in the six months ended October 31, 2023. Costs and expenses were 80% of total revenue in the six months ended October 31, 2024, as compared to 87% of total revenue in the six months ended October 31, 2023.

Costs of Professional Services decreased 2% in the six months ended October 31, 2024 to $7.8 million compared to $8.0 million in the six months ended October 31, 2023. Costs were 19% of total revenue in the six months ended October 31, 2024, as compared to 22% of total revenue in the six months ended October 31, 2023.

Costs of Aerospace Products increased 6% in the six months ended October 31, 2024 to $15.0 million compared to $14.2 million for the six months ended October 31, 2023. Costs were 36% of total revenue in the six months ended October 31, 2024, as compared to 38% of total revenue in the six months ended October 31, 2023.

Marketing and advertising expenses decreased 29% in the six months ended October 31, 2024, to $1.9 million compared to $2.6 million in the six months ended October 31, 2023. Expenses were 5% of total revenue in the six months ended October 31, 2024, as compared to 7% of total revenue in the six months ended October 31, 2023. The decrease is due to a change in marketing strategy and methods to attract customers. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

General, administrative and other expenses as a percent of total revenue was 20% in the six months ended October 31, 2024, compared to 20% in the six months ended October 31, 2023. These expenses increased 12% to $8.1 million in the six months ended October 31, 2024, from $7.3 million in the six months ended October 31, 2023. The increase is primarily due to a $353 benefit from the forfeiture of shares in the six months ended October 31, 2023.

Other income (expense):

Other income (expense) was ($388) in the six months ended October 31, 2024 compared to $3.0 million in the six months ended July 31, 2023.  Interest expense was ($1.1 million) in the six months ended October 31, 2024, compared with interest expense of ($1.3 million) in the six months ended October 31, 2023. The decrease in interest expense is due to the paydown of long term debt. Interest income was $206 in the six months ended October 31, 2024 compared to $117 in the six months ended October 31, 2023. Gain on sale of assets was $509 in the six months ended October 31, 2024, compared to $4.2 million in the six months ended October 31, 2023.

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

The following table presents a summary of our operating segment information for the six months ended October 31, 2024 and October 31, 2023:

(dollars in thousands)	Six Months Ended October 31, 2024	Percent of Total Revenue	Six Months Ended October 31, 2023	Percent of Total Revenue	Percent Change 2023-2024
Professional Services
Revenue
Boot Hill Casino	$18,887	100%	$18,758	100%	1%
Management/Professional Services	-	0%	52	0%	-100%
Revenue	18,887	100%	18,810	100%	0%

Costs of Professional Services	7,802	41%	7,952	42%	-2%
Expenses	6,577	35%	7,039	38%	-7%
Total costs and expenses	14,379	76%	14,991	80%	-4%
Professional Services operating income	$4,508	24%	$3,819	20%	18%

(dollars in thousands)	Six Months Ended October 31, 2024	Percent of Total Revenue	Six Months Ended October 31, 2023	Percent of Total Revenue	Percent Change 2023-2024
Aerospace Products
Revenue	$22,302	100%	$17,976	100%	24%

Costs of Aerospace Products	14,998	67%	14,178	79%	6%
Expenses	3,422	16%	2,882	16%	19%
Total costs and expenses	18,420	83%	17,060	95%	8%

Aerospace Products operating income (loss)	$3,882	17%	$916	5%	324%

Professional Services

●

Revenue from Professional Services was $18.9 million for the six months ended October 31, 2024 compared to $18.8 million for the six months ended October 31, 2023. The sports wagering platform brought in $2.4 million of revenue for the six months ended October 31, 2024 compared to $2.0 million in the six months ended October 31, 2023.

In the six months ended October 31, 2024, Boot Hill Casino received gross receipts for the State of Kansas of $25.6 million compared to $25.2 million for the six months ended October 31, 2023. Mandated fees, taxes and distributions reduced gross receipts by $7.6 million resulting in gaming revenue of $18.0 million for the six months ended October 31, 2024, compared to a reduction to gross receipts of $7.4 million resulting in gaming revenue of $17.8 million for the six months ended October 31, 2023. Sportsbook revenue was $2.4 million in the six months ended October 31, 2024 compared to $2.0 million in the six months ended October 31, 2023. Non-gaming revenue at Boot Hill Casino increased to $2.3 million for the six months ended October 31, 2024, compared to $2.2 million for the six months ended October 31, 2023.

●

Costs of Professional Services decreased 2% in the six months ended October 31, 2024 to $7.8 million compared to $8.0 million in the six months ended October 31, 2023. Costs were 41% of segment total revenue in the six months ended October 31, 2024, as compared to 42% of segment total revenue in the six months ended October 31, 2023.

●

Expenses decreased in the six months ended October 31, 2024 to $6.6 million compared to $7.0 million in the six months ended October 31, 2023. Expenses were 35% of segment total revenue in the six months ended October 31, 2024, as compared to 38% of segment total revenue in the six months ended October 31, 2023.

Aerospace Products

●

Revenue increased 24% to $22.3 million in the six months ended October 31, 2024, compared to $18.0 million in the six months ended October 31, 2023. The increase in revenue is mainly due to a $2.6 million increase in aircraft modification business and an increase in special mission electronic business of $1.9 million.

●

Costs of Aerospace Products increased 6% in the six months ended October 31, 2024 to $15.0 million compared to $14.2 million for the six months ended October 31, 2023.  Costs were 67% of segment total revenue in the six months ended October 31, 2024, as compared to 79% of segment total revenue in the six months ended October 31, 2023.

●

Expenses increased 19% in the six months ended October 31, 2024 to $3.4 million compared to $2.9 million in the six months ended October 31, 2023.  Expenses were 16% of segment total revenue in the six months ended October 31, 2024, as compared to 16% of segment total revenue in the six months ended October 31, 2023. The increase is primarily due to receiving a $353 benefit from the forfeiture of shares during the six months ended October 31, 2023.

THREE MONTHS ENDED OCTOBER 31, 2024 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2023

(dollars in thousands)	Three Months Ended October 31, 2024	Percent of Total Revenue	Three Months Ended October 31, 2023	Percent of Total Revenue	Percent Change 2023-2024
Revenue:
Professional Services	$9,650	45%	$9,770	50%	-1%
Aerospace Products	11,710	55%	9,832	50%	19%
Total revenue	21,360	100%	19,602	100%	9%

Costs and expenses:
Costs of Professional Services	3,909	18%	4,006	21%	-2%
Cost of Aerospace Products	7,524	35%	6,852	35%	10%
Marketing and advertising	951	5%	1,361	7%	-30%
General, administrative and other	4,122	19%	3,785	19%	9%
Total costs and expenses	16,506	77%	16,004	82%	3%
Operating income	$4,854	23%	$3,598	18%	35%

Revenue:

Revenue increased 9% to $21.4 million in the three months ended October 31, 2024, compared to $19.6 million in the three months ended October 31, 2023. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) management support services. Revenue from Professional Services decreased 1% to $9.7 million for the three months ended October 31, 2024 compared to $9.8 million for the three months ended October 31, 2023. The sports wagering platform brought in $1.4 million of revenue for the three months ended October 31, 2024 compared to $1.3 million in the three months ended October 31, 2023.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 19% to $11.7 million for the three months ended October 31, 2024 compared to $9.8 million for the three months ended October 31, 2023. The increase in revenue is mainly due to an increase in aircraft modification business of $1.1 million and an increase in special mission electronics business of $744.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased 3% to $16.5 million in the three months ended October 31, 2024 compared to $16.0 million in the three months ended October 31, 2023. Costs and expenses were 77% of total revenue in the three months ended October 31, 2024, as compared to 82% of total revenue in the three months ended October 31, 2023.

Costs of Professional Services decreased 2% in the three months ended October 31, 2024 to $3.9 million compared to $4.0 million in the three months ended October 31, 2023. Costs were 18% of total revenue in the three months ended October 31, 2024, as compared to 21% of total revenue in the three months ended October 31, 2023.

Costs of Aerospace Products increased 10% in the three months ended October 31, 2024 to $7.5 million compared to $6.9 million for the three months ended October 31, 2023. Costs were 35% of total revenue in the three months ended October 31, 2024, as compared to 35% of total revenue in the three months ended October 31, 2023.

Marketing and advertising expenses decreased 30% in the three months ended October 31, 2024, to $951 compared to $1.4 million in the three months ended October 31, 2023. Expenses were 5% of total revenue in the three months ended October 31, 2024, as compared to 7% of total revenue in the three months ended October 31, 2023. The decrease is due to a change in marketing strategy and methods to attract customers. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

General, administrative and other expenses as a percent of total revenue was 19% in the three months ended October 31, 2024, compared to 19% in the three months ended October 31, 2023. These expenses increased 9% to $4.1 million in the three months ended October 31, 2024, from $3.8 million in the three months ended October 31, 2023.

Other income (expense):

Other income (expense) was $71 in the three months ended October 31, 2024 compared to $3.2 million in the three months ended October 31, 2023.  Interest expense was ($538) in the three months ended October 31, 2024, compared with interest expense of ($615) in the three months ended October 31, 2023. The decrease in interest expense is due to the paydown of long term debt. Interest income was $100 in the three months ended October 31, 2024 compared to $70 in the three months ended October 31, 2023. Gain on sale of assets was $509 in the three months ended October 31, 2024 compared to $3.7 million in the three months ended October 31, 2023.

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

The following table presents a summary of our operating segment information for the three months ended October 31, 2024 and October 31, 2023:

(dollars in thousands)	Three Months Ended October 31, 2024	Percent of Total Revenue	Three Months Ended October 31, 2023	Percent of Total Revenue	Percent Change 2023-2024
Professional Services
Revenue
Boot Hill Casino	$9,650	100%	$9,770	100%	-1%
Management/Professional Services	-	0%	-	0%
Revenue	9,650	100%	9,770	100%	-1%

Costs of Professional Services	3,909	40%	4,006	41%	-2%
Expenses	3,363	35%	3,696	38%	-9%
Total costs and expenses	7,272	75%	7,702	79%	-6%
Professional Services operating income	$2,378	25%	$2,068	21%	15%

(dollars in thousands)	Three Months Ended October 31, 2024	Percent of Total Revenue	Three Months Ended October 31, 2023	Percent of Total Revenue	Percent Change 2023-2024
Aerospace Products
Revenue	$11,710	100%	$9,832	100%	19%

Costs of Aerospace Products	7,524	64%	6,852	70%	10%
Expenses	1,710	15%	1,450	14%	18%
Total costs and expenses	9,234	79%	8,302	84%	11%

Aerospace Products operating income	$2,476	21%	$1,530	16%	62%

Professional Services

●

Revenue from Professional Services decreased 1% for the three months ended October 31, 2024 to $9.7 million compared to $9.8 million for the three months ended October 31, 2023. The sports wagering platform brought in $1.4 million of revenue for the three months ended October 31, 2024 compared to $1.3 million in the three months ended October 31, 2023.

In the three months ended October 31, 2024, Boot Hill Casino received gross receipts for the State of Kansas of $13.0 million compared to $12.9 million for the three months ended October 31, 2023. Mandated fees, taxes and distributions reduced gross receipts by $3.8 million resulting in gaming revenue of $9.2 million for the three months ended October 31, 2024, compared to a reduction to gross receipts of $3.7 million resulting in gaming revenue of $9.2 million for the three months ended October 31, 2023. Sportsbook revenue was $1.4 million in the three months ended October 31, 2024 compared to $1.3 million in the three months ended October 31, 2023. Non-gaming revenue at Boot Hill Casino remained constant at $1.2 million for the three months ended October 31, 2024, compared to $1.2 million for the three months ended October 31, 2023.

●

Costs of Professional Services decreased 2% in the three months ended October 31, 2024 to $3.9 million compared to $4.0 million in the three months ended October 31, 2023. Costs were 40% of segment total revenue in the three months ended October 31, 2024, as compared to 41% of segment total revenue in the three months ended October 31, 2023.

●

Expenses decreased 9% in the three months ended October 31, 2024 to $3.4 million compared to $3.7 million in the three months ended October 31, 2023. Expenses were 35% of segment total revenue in the three months ended October 31, 2024, as compared to 38% of segment total revenue in the three months ended October 31, 2023.

Aerospace Products

●

Revenue increased 19% to $11.7 million in the three months ended October 31, 2024, compared to $9.8 million in the three months ended October 31, 2023. The increase in revenue is mainly due to a $1.1 million increase in aircraft modification business and an increase in special mission electronic business of $744.

●

Costs of Aerospace Products increased 10% in the three months ended October 31, 2024 to $7.5 million compared to $6.9 million for the three months ended October 31, 2023.  Costs were 64% of segment total revenue in the three months ended October 31, 2024, as compared to 70% of segment total revenue in the three months ended October 31, 2023.

●

Expenses increased 18% in the three months ended October 31, 2024 to $1.7 million compared to $1.5 million in the three months ended October 31, 2023.  Expenses were 15% of segment total revenue in the three months ended October 31, 2024, as compared to 14% of segment total revenue in the three months ended October 31, 2023.

Employees

Other than persons employed by our gaming subsidiaries, there were 140 full time and 2 part time employees on October 31, 2024, compared to 123 full time and 2 part time employees on October 31, 2023. Our staffing at Boot Hill Casino & Resort on October 31, 2024 was 200 full time and 41 part time employees compared to 190 full time and 54 part time employees on October 31, 2023. None of the employees are subject to any collective bargaining agreements.

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

Operating Activities

During the six months ended October 31, 2024 our cash position decreased by $1.6 million. Net income was $5.8 million for the six months ended October 31, 2024. Cash flow provided by operating activities was $5.5 million for the six months ended October 31, 2024. Non-cash activities consisting of depreciation and amortization provided $3.3 million, deferred compensation added $137, and gain on sale of assets used $509. Contract assets increased our cash position by $426. Contract liability increased our cash position by $3.1 million. Inventories decreased our cash position by $928. Accounts receivable increased our cash position by $374. Gaming facility mandated payments decreased our cash position by $62. Prepaid expenses and other assets decreased our cash by $394. Accounts payable decreased our cash position by $2.4 million.  Accrued liabilities decreased our cash position by $511. An increase in lease liabilities and other current liabilities increased our cash by $368. Income tax payable decreased our cash position by $3.1 million.

Investing Activities

Cash used in investing activities was $3.3 million for the six months ended October 31, 2024. We invested $573 towards STCs, $2.9 million toward an airplane, and $181 on buildings and improvements, $1.0 million on equipment and furnishings. Proceeds from the sale of assets provided $1.3 million.

Financing Activities

Cash used by financing activities was $3.9 million for the six months ended October 31, 2024. We made repayments on our debt of $2.4 million. We made repayments on lease right-to-use of $133. We purchased Company stock of $1.4 million. The stock acquired was placed in treasury.

Capital Expenditures

The Company anticipates remaining capital expenditures in fiscal 2025 to be approximately $5.0 million, consisting of $1.3 million on STC's, $1.4 million on buildings and improvements, and $2.3 million on equipment. We anticipate our cash balance will be sufficient to cover our cash requirements through the current fiscal year.

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

Effect if Actual Results Differ From Assumptions

Management reviews the inventory balance on an annual basis to determine whether any additional write-downs are necessary. Following the write-down of the inventory as discussed above, we believe this inventory is stated at net realizable value at October 31, 2024, although an unanticipated lack of demand for aircraft or spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued at October 31, 2024.

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

An impairment loss is recognized for any excess of the carrying amount of the estimated undiscounted cash flows over the remaining life of the assets. No impairment charges were recorded during the six months ended October 31, 2024.

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

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2024.

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

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of October 31, 2024, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
Smaller reporting companies are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the second quarter of fiscal 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2024 - August 30, 2024	-	$-	-	$2,071,000
September 1, 2024 - September 30, 2024	197,058	$1.30	197,058	$1,816,000
October 1, 2024 - October 31, 2024	486,702	$1.32	486,702	$1,172,000
Increase in program authorization October 2024	-	-	-	$3,172,000
Total	683,760	$1.31	683,760

(a) Our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $4,000,000 in the second quarter of fiscal 2020. In July 2023, the Board of Directors approved an increase in the size of the Company's stock repurchase program from $4,000,000 to $9,000,000. In October 2024, the Board of Directors approved an increase in the size of the Company's stock repurchase program from $9,000,000 to $11,000,000. The timing and amount of any share repurchases will be determined by Butler National's management based on market conditions and other factors. The program is currently authorized through November 15, 2026.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.	OTHER INFORMATION.

Rule 10b5-1 Trading

Plans During the fiscal quarter ended October 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

On September 24, 2024, Joseph P. Daly, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the purchase of shares of our common stock, subject to certain conditions, for up to a total of 800,000 shares.  The trading arrangement was entered into during an open trading window period and Mr. Daly represented to us that he intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The arrangement's scheduled expiration date is September 26, 2025.

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit A of our Form DEF 14A filed on December 26, 2001.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.1 of our Form 8-K filed on August 20, 2024.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2024 and April 30, 2024, (ii) Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended October 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2024 and 2023 and (v) the Notes to Consolidated Financial Statements, with detail tagging.

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2024, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

December 6, 2024	/s/ Christopher J. Reedy
Date	Christopher J. Reedy
(Chief Executive Officer and President)

December 6, 2024	/s/ Tad M. McMahon
Date	Tad M. McMahon
(Chief Financial Officer and Secretary)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit A of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.1 of our Form 8-K filed on August 20, 2024.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2024 and April 30, 2024, (ii) Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended October 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2024 and 2023, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2024, formatted in Inline XBRL (included as Exhibit 101)