Form 10-Q
period 2025-01-31
BUTLER NATIONAL CORP
filed 2025-03-14
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

(Address of principal executive offices)

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

On March 10, 2025, the Issuer's Common Stock, $0.01 par value, shares outstanding were 67,602,396.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of January 31, 2025 and April 30, 2024

(in thousands except per share data)

	January 31, 2025	April 30, 2024
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$30,707	$17,792
Accounts receivable, net	6,286	5,776
Inventory, net	10,368	9,522
Contract asset	3,146	3,812
Prepaid expenses and other current assets	1,937	1,694
Income tax receivable	264	-
Total current assets	52,708	38,596

LEASE RIGHT-TO-USE ASSET, net	3,417	2,892

PROPERTY, PLANT AND EQUIPMENT, net	60,140	59,587

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $10,816 at January 31, 2025 and $11,810 at April 30, 2024)	9,232	9,762

OTHER ASSETS:
Other assets (net of accumulated amortization of $12,323 at January 31, 2025 and $13,041 at April 30, 2024)	1,187	1,219
Deferred tax asset, net	1,919	1,919
Total other assets	3,106	3,138
Total assets	$128,603	$113,975

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,868	$5,291
Current maturities of long-term debt	5,238	4,866
Current maturities of lease liability	118	25
Contract liability	8,593	5,922
Gaming facility mandated payment	1,358	1,846
Compensation and compensated absences	1,382	1,932
Income taxes payable	-	2,842
Other current liabilities	545	193
Total current liabilities	31,102	22,917

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	31,215	33,244
Lease liability, net of current maturities	3,915	3,373
Total long-term liabilities	35,130	36,617
Total liabilities	66,232	59,534

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; no shares issued and outstanding	-	-
Common stock, par value $.01: Authorized 100,000,000 shares, issued 79,732,915 shares, and outstanding 67,602,396 shares at January 31, 2025 and issued 79,646,211 shares, and outstanding 68,770,856 shares at April 30, 2024	796	796
Capital contributed in excess of par	14,072	13,866
Treasury stock at cost, 12,130,519 shares at January 31, 2025 and 10,875,355 shares at April 30, 2024	(8,693)	(7,197)
Retained earnings	56,196	46,976
Total stockholders' equity	62,371	54,441
Total liabilities and stockholders' equity	$128,603	$113,975

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED January 31, 2025 AND 2024

(in thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	January 31,
	2025	2024
REVENUE:
Professional Services	$9,813	$9,941
Aerospace Products	11,361	9,019
Total revenues	21,174	18,960

COSTS AND EXPENSES:
Cost of Professional Services	4,033	4,023
Cost of Aerospace Products	8,316	5,918
Marketing and advertising	885	1,216
General, administrative and other	3,914	4,008
Total costs and expenses	17,148	15,165

OPERATING INCOME	4,026	3,795

OTHER INCOME (EXPENSE):
Interest expense	(557)	(615)
Gain on sale of product line	1,040	-
Interest income	125	83
Total other income	608	(532)

INCOME BEFORE INCOME TAXES	4,634	3,263

PROVISION FOR INCOME TAXES:
Provision for income taxes	1,256	881

NET INCOME	$3,378	$2,382

BASIC EARNINGS PER COMMON SHARE	$0.05	$0.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	66,960,627	69,634,335

DILUTED EARNINGS PER COMMON SHARE	$0.05	$0.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	66,960,627	69,634,335

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE Nine MONTHS ENDED January 31, 2025 AND 2024

(in thousands, except per share data)

(unaudited)

	NINE MONTHS ENDED
	January 31,
	2025	2024
REVENUE:
Professional Services	$28,700	$28,751
Aerospace Products	33,663	26,995
Total revenue	62,363	55,746

COSTS AND EXPENSES:
Cost of Professional Services	11,834	11,976
Cost of Aerospace Products	23,315	20,095
Marketing and advertising	2,751	3,854
General, administrative and other	12,047	11,290
Total costs and expenses	49,947	47,215

OPERATING INCOME	12,416	8,531

OTHER INCOME (EXPENSE):
Interest expense	(1,660)	(1,869)
Gain on sale of product line	1,040	-
Gain on sale of airplanes	248	4,169
Gain on sale of land	261	-
Interest income	331	199
Total other income (expense)	220	2,499

INCOME BEFORE INCOME TAXES	12,636	11,030

PROVISION FOR INCOME TAXES
Provision for income taxes	3,416	2,978

NET INCOME	$9,220	$8,052

BASIC EARNINGS PER COMMON SHARE	$0.14	$0.11

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	67,861,002	70,984,870

DILUTED EARNINGS PER COMMON SHARE	$0.14	$0.11

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	67,861,002	70,984,870

See accompanying notes to condensed consolidated financial statements (unaudited)

 BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE nine MONTHS ENDED January 31, 2025 AND 2024

(dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2023	80,871,211	$808	$13,647	3,979,522	$(2,138)	$34,464	$46,781

Stock repurchase	-	-	-	6,863,789	(5,035)	-	(5,035)

Deferred compensation, restricted stock	(1,300,000)	(13)	(236)	-	-	-	(249)

Net Income	-	-	-	-	-	719	719

Balance, July 31, 2023	79,571,211	$795	$13,411	10,843,311	$(7,173)	$35,183	$42,216

Deferred compensation, restricted stock	-	-	104	-	-	-	104

Stock repurchase	-	-	-	2,300	(1)	-	(1)

Stock awarded to director	300,000	3	219	-	-	-	222

Net Income	-	-	-	-	-	4,951	4,951

Balance, October 31, 2023	79,871,211	$798	$13,734	10,845,611	$(7,174)	$40,134	$47,492

Deferred compensation, restricted stock	(150,000)	(1)	57	-	-	-	56

Stock repurchase	-	-	-	24,744	(18)	-	(18)

Net Income	-	-	-	-	-	2,382	2,382

Balance, January 31, 2024	79,721,211	$797	$13,791	10,870,355	$(7,192)	$42,516	$49,912

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2024	79,646,211	$796	$13,866	10,875,355	$(7,197)	$46,976	$54,441

Stock repurchase	-	-	-	500,000	(464)	-	(464)

Deferred compensation, restricted stock	-	-	69	-	-	-	69

Net Income	-	-	-	-	-	2,246	2,246

Balance, July 31, 2024	79,646,211	$796	$13,935	11,375,355	$(7,661)	$49,222	$56,292

Stock repurchase	-	-	-	683,760	(899)	-	(899)

Deferred compensation, restricted stock	-	-	68	-	-	-	68

Net Income	-	-	-	-	-	3,596	3,596

Balance, October 31, 2024	79,646,211	$796	$14,003	12,059,115	$(8,560)	$52,818	$59,057

Deferred compensation, restricted stock	86,704	-	69	-	-	-	69

Stock repurchase	-	-	-	71,404	(133)	-	(133)

Net Income	-	-	-	-	-	3,378	3,378

Balance, January 31, 2025	79,732,915	$796	$14,072	12,130,519	$(8,693)	$56,196	$62,371

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine MONTHS ENDED January 31, 2025 AND 2024

(in thousands)

(unaudited)

	NINE MONTHS ENDED
	January 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,220	$8,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,020	4,558
Stock awarded to director	-	222
Gain on sale of airplanes	(248)	(4,169)
Gain on sale of product line	(1,040)	-
Gain on sale of land	(261)	-
Deferred compensation, restricted stock	206	(89)

Changes in operating assets and liabilities:
Accounts receivable	(510)	(2,347)
Inventory	(846)	(2,062)
Contract assets	666	(241)
Prepaid expenses and other assets	(243)	1,443
Accounts payable	8,577	3,176
Contract liability	2,671	(358)
Lease liability	163	140
Accrued liabilities	(550)	(4,926)
Gaming facility mandated payment	(488)	(295)
Income tax payable	(3,106)	1,977
Other liabilities	348	444
Net cash provided by operating activities	19,579	5,525

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,141)	(5,571)
Proceeds from sale of airplanes	294	4,904
Proceeds from sale of product line	1,500	-
Proceeds from sale of land	1,037	-
Net cash used in investing activities	(3,310)	(667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	2,016	-
Repayments of long-term debt	(3,673)	(3,720)
Repayments on right-to-use lease liability	(201)	(196)
Repurchase of common stock	(1,496)	(5,054)
Net cash used in financing activities	(3,354)	(8,970)

NET INCREASE IN CASH	12,915	(4,112)

CASH, beginning of period	17,792	21,997

CASH, end of period	$30,707	$17,885

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,674	$1,873
Income taxes paid	$6,522	$1,000

NON CASH INVESTING AND FINANCING ACTIVITY:
Lease right-of-use assets purchased	$672	$-
Lease liability for purchase of assets under lease	$672	$-

See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2024. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2025 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2025.

Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations. Financial amounts are in thousands of dollars except per share amounts.

2. Net Income Per Share: Butler National Corporation (the "Company”) follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings per share would be excluded.

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

Aircraft modifications are performed under fixed-price contracts unless modified by change order(s).  Significant payment terms are generally included in these contracts, requiring a 30% to 50% down payment on arrival of the aircraft and include milestone payments throughout the project.  Typically, contracts are less than one year in duration.  Revenue from fixed-priced contracts is recognized on the percentage-of-completion method, measured by the direct labor incurred compared to total estimated direct labor.  Direct labor best represents the progress on a contract as it directly correlates to the overall progress on the work to be performed.

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

4. Disaggregation of Revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended January 31, 2025			Three Months Ended January 31, 2024
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$9,813	$4,049	$13,862	$9,941	$5,163	$15,104
Europe	-	6,687	6,687	-	2,255	2,255
Asia	-	593	593	-	876	876
Australia and Other	-	32	32	-	725	725
	$9,813	$11,361	$21,174	$9,941	$9,019	$18,960

Major Product Lines
Casino Gaming Revenue	$6,845	$-	$6,845	$7,319	$-	$7,319
Sports Wagering Revenue	1,838	-	1,838	1,457	-	1,457
Casino Non-Gaming Revenue	1,130	-	1,130	1,153	-	1,153
Professional Services	-	-	-	12	-	12
Aircraft Modification	-	8,061	8,061	-	5,402	5,402
Aircraft Avionics	-	915	915	-	810	810
Special Mission Electronics	-	2,385	2,385	-	2,807	2,807
	$9,813	$11,361	$21,174	$9,941	$9,019	$18,960

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$7,419	$7,419	$-	$4,756	$4,756
Goods or services transferred at a point of sale	9,813	3,942	13,755	9,941	4,263	14,204
	$9,813	$11,361	$21,174	$9,941	$9,019	$18,960

	Nine Months Ended January 31, 2025			Nine Months Ended January 31, 2024
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$28,700	$18,475	$47,175	$28,751	$19,347	$48,098
Europe	-	13,330	13,330	-	3,873	3,873
Asia	-	1,521	1,521	-	1,235	1,235
Australia and Other	-	337	337	-	2,540	2,540
	$28,700	$33,663	$62,363	$28,751	$26,995	$55,746

Major Product Lines
Casino Gaming Revenue	$20,943	$-	$20,943	$21,816	$-	$21,816
Sports Wagering Revenue	4,281	-	4,281	3,471	-	3,471
Casino Non-Gaming Revenue	3,476	-	3,476	3,400	-	3,400
Professional Services	-	-	-	64	-	64
Aircraft Modification	-	22,337	22,337	-	16,967	16,967
Aircraft Avionics	-	2,200	2,200	-	2,332	2,332
Special Mission Electronics	-	9,126	9,126	-	7,696	7,696
	$28,700	$33,663	$62,363	$28,751	$26,995	$55,746

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$20,038	$20,038	$-	$15,369	$15,369
Goods or services transferred at a point of sale	28,700	13,625	42,325	28,751	11,626	40,377
	$28,700	$33,663	$62,363	$28,751	$26,995	$55,746

5. Accounts receivable, net, contract asset and contract liability

Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	January 31,	April 30,
	2025	2024
Accounts Receivable, net	$6,286	$5,776
Contract Asset	3,146	3,812
Contract Liability	8,593	5,922

Accounts receivable, net consist of $6,286 and $5,776 from customers as of  January 31, 2025 and April 30, 2024, respectively. At January 31, 2025 and April 30, 2024, the allowance for doubtful accounts were $47.

Contract assets are net of progress payments and performance based payments from our customers totaling $3,146 and $3,812 as of January 31, 2025 and April 30, 2024 ,respectively. Contract assets decreased $666 during the nine months ended January 31, 2025, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine months ended January 31, 2025. There were no significant impairment losses related to our contract assets during the nine months ended January 31, 2025. We expect to bill our customers for the majority of the January 31, 2025 contract assets during fiscal year end 2025.

Contract liabilities increased $2,671 during the nine months ended January 31, 2025, primarily due to the revenue recognized on these performance obligations being less than the payments received.

6. Inventory

Inventories are priced at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Inventories include material, labor and factory overhead required in the production of our products.

Inventory obsolescence is examined on a regular basis. When determining our estimate of obsolescence, we consider inventory that has been inactive for five years or longer and the probability of using that inventory in future production. The obsolete inventory generally consists of Learjet parts and electrical components.

Inventory is comprised of the following, net of the estimate for obsolete inventory of $435 at January 31, 2025 and $360 at April 30, 2024.

	January 31, 2025	April 30, 2024
Parts and raw material	$6,533	$6,111
Work in process	3,759	3,349
Finished goods	76	62
Total Inventory, net of allowance	$10,368	$9,522

7. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	January 31, 2025	April 30, 2024
Land	$3,447	$4,224
Building and improvements	48,825	48,190
Aircraft	8,122	5,599
Machinery and equipment	6,218	7,484
Office furniture and fixtures	15,396	14,389
Leasehold improvements	4,032	4,032
	86,040	83,918
Accumulated depreciation	(25,900)	(24,331)
Total property, plant and equipment	$60,140	$59,587

Property and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Depreciation expense was $3,473 for the nine months ended January 31, 2025 and $3,112 for the nine months ended January 31, 2024. Depreciation expense is included in cost of sales and general and administrative costs.

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

9. Research and Development:

We invested in research and development activities. The amount invested in the nine months ended January 31, 2025 and 2024 was $1,585 and $2,184, respectively.

10. Debt:

At  January 31, 2025 , the Company has a line of credit with Kansas State Bank in the form of a promissory note with an interest rate of 8.4% totaling $2.0 million. The unused line at January 31, 2025  is $2.0 million. There were no advances or payments made on the line of credit during the quarter ended  January 31, 2025. The line of credit is due on demand and is secured by a first and second position on all assets of the Company.

On November 25, 2024, the Company entered into a note agreement with Simmons Bank for $2.0 million with an interest rate of 7.9% payable over five years.  At January 31, 2025, the loan balance of $1.98 million is secured by a single aircraft with a net book value of $2.67 million.

The first note with Academy Bank, N.A. for $27.7 million secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.32% payable over seven years with an initial twenty-year amortization and a balloon payment of $19.25 million in December 2027. The second note with Academy Bank, N.A. for $5.3 million is secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.75% payable in full over five years. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash. The Company was in compliance with these covenants as of  January 31, 2025.

At January 31, 2025, there is a note payable with Bank of America, N.A. with a balance of $667 thousand. The interest rate on this note is at SOFR plus 1.75%.  The loan is secured by buildings and improvements having a net book value of $638 thousand.  This note matures in March 2029.

At January 31, 2025, there is a note payable with Patriots Bank with an interest rate of 4.35% totaling $763 thousand.  This loan is secured by aircraft security agreements with a net book value of $508 thousand.  This note matures in March 2029.

At January 31, 2025, there is a note payable with an interest rate of 8.13% totaling $26 thousand secured by equipment with a net book value of $23 thousand. This note matures in October 2025.

The Company is compliant with the covenants and obligations of each of our notes as of January 31, 2025, and March 13, 2025.

11. Other Assets:

The other asset account includes assets of $5.5 million related to the Kansas Expanded Lottery Act Management Contract privilege fee, $7.9 million of gaming equipment we were required to pay for ownership by the State of Kansas Lottery and miscellaneous other assets of $127 thousand. BHCMC expects the $5.5 million privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas. The State of Kansas approved the renewal management contract for our Professional Services company BNSC assumed by BHCMC. The renewal took effect December 15, 2024, and will continue another 15 years to 2039. Gaming equipment includes a Managers Certificate asset which is amortized over a period of three years based on the estimated useful life of gaming equipment.

12. Stock Options and Incentive Plans:

In November 2016, the shareholders approved and adopted the Butler National Corporation 2016 Equity Incentive Plan. The maximum number of shares of common stock that may be issued under the Plan is 12.5 million.

On April 12, 2019, the Company granted 2.5 million restricted shares to employees. In April 2024, 1.65 million of those shares became fully vested and non-forfeitable. The remaining 850 thousand shares were forfeited. On March 17, 2020, the Company granted 5.0 million restricted shares to employees. These shares have voting rights at date of grant and become fully vested and non-forfeitable on March 16, 2025. The restricted shares were valued at $0.41 per share, for a total of $2.0 million. The deferred compensation related to these grants will be expensed on the financial statements over the five-year vesting period.

In July 2022, the Company granted a board member 400 thousand shares under the plan. These shares were fully vested and non-forfeitable on the date of grant. These shares were valued at $0.88 per share, for a total of $352 thousand. The compensation related to this grant was expensed in fiscal year 2023.

In October 2023, the Company granted a board member 300 thousand shares under the plan.  These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $0.74 per share, for a total of $222 thousand.  The compensation related to this grant was expensed in fiscal year 2024.

In January 2025, the Company granted 87 thousand shares under the plan.  The first installment of these shares vested immediately, the second installment vests on the one-year anniversary and the final installment vests on the two-year anniversary. These shares were valued at $1.73 per share for a total of $150 thousand.  The deferred compensation related to these grants will be expensed on the financial statements over the remaining two-year vesting period.

For the nine months ended January 31, 2025 the Company expensed $206 thousand.  For the nine months ended  January 31, 2024, the Company expensed $312 thousand and received a benefit from the forfeiture of shares of $401 thousand, for a net benefit of $89 thousand.

	Number of Shares	Weighted Average Grant Date Fair Value
Total shares issued	8,286,704	$0.45
Forfeited, in prior periods	(975,000)	$0.40
Forfeited, during the year ended April 30, 2024	(1,525,000)	$0.40
Forfeited, during the nine months ended January 31, 2025	-	$-
Total	5,786,704	$0.47
Vested shares	2,528,901	$0.52
Non-vested shares	3,257,803	$0.43

13. Stock Repurchase Program:

In December 2016, the Board of Directors approved a common stock repurchase program. The program was established for the purpose of enabling Butler National Corporation (BNC) to flexibly repurchase its own shares in consideration of factors such as opportunities for strategic investment, BNC's financial condition and the price of its common stock as part of improving capital efficiency. In July 2023, the Board of Directors approved an increase in the size of the Company's common stock repurchase program from $4 million to $9 million. In October 2024, the Board of Directors approved an increase in the size of the Company's common stock repurchase program from $9 million to $11 million. The program is currently authorized through November 15, 2026. The total remaining authorization for future common stock repurchases under our share repurchase program was $3.0 million as of January 31, 2025.

The table below provides information with respect to common stock purchases by the Company through January 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods	3,379,522	$0.42	3,379,522	$7,594
Quarter ended July 31, 2023 (a)	6,863,789	$0.73	6,863,789	$2,560
Quarter ended October 31, 2023 (a)	2,300	$0.73	2,300	$2,558
Quarter ended January 31, 2024 (a)	24,744	$0.73	24,744	$2,540
Quarter ended April 30, 2024 (a)	5,000	$0.79	5,000	$2,536
Quarter ended July 31, 2024 (a)	500,000	$0.93	500,000	$2,071
Quarter ended October 31, 2024 (a)	683,760	$1.31	683,760	$1,172
Increase in program authorization in October 2024	-		-	$3,172
Quarter ended January 31, 2025 (a)	71,404	$1.86	71,404	$3,039
Total	11,530,519	$0.69	11,530,519

(a)	These shares of common stock were purchased through a private transaction

14. Lease Right-to-Use:

We lease hangars and office space with initial lease terms of five, forty-six, and fifty years.

January 31, 2025
Lease right-to-use assets	$3,829
Less accumulated depreciation	412
Total	$3,417

Future minimum lease payments for assets under finance leases at January 31, 2025 are as follows:

2025	$272
2026	277
2027	281
2028	286
2029	193
Thereafter	12,612
Total minimum lease payments	13,921
Less amount representing interest	9,888
Present value of net minimum lease payments	4,033
Less current maturities of lease liability	118
Lease liability, net of current maturities	$3,915

Finance lease costs at January 31, 2025 and  January 31, 2024 are as follows:

	January 31, 2025	January 31, 2024
Finance lease cost:
Amortization of right-of-use assets	$148	$142
Interest on lease liabilities	163	140
Total finance lease cost	$311	$282

	January 31, 2025	January 31, 2024
Weighted average remaining lease term - Financing leases (in years)	38	44
Weighted average discount rate - Financing leases	5.9%	5.8%

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
$2,860

16. Sale of Product Line:

On January 30, 2025, the Company completed the sale of its “Jet Autopilot Product Line” for $1.5 million cash.  We included the operating results associated with this business in our aerospace products segment. The Company will continue to perform and transfer services through April 2025.

January 31, 2025
Inventory, net	$460

Machinery and equipment	1,322
Accumulated depreciation	(1,322)
Total property, plant and equipment	-

Other assets	1,417
Accumulated amortization	(1,417)
Other assets, net of accumulated amortization	-
$460

17. Segment Reporting and Sales by Major Customer:

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

Butler Avionics sells, installs and repairs aircraft avionics equipment (airplane radio equipment, navigation, and/or display systems). This includes flight display systems that feature intuitive touchscreen controls with large displays to give users unprecedented access to high-resolution terrain mapping, graphical flight planning, geo-referenced charting, traffic display, satellite weather and much more. Butler Avionics is also recognized for its troubleshooting.

Professional Services:

Butler National Service Corporation ("BNSC") and its wholly owned subsidiary BHCMC, LLC provide management services to the Boot Hill Casino, a "state-owned casino".

Three Months Ended January 31, 2025	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,813	$8,061	$915	$2,385	$-	$21,174
Interest expense	451	88	-	12	6	557
Depreciation and amortization	808	855	7	34	62	1,766
Operating income (loss)	3,234	773	223	883	(1,087)	4,026

Three Months Ended January 31, 2024	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,929	$5,402	$810	$2,807	$12	$18,960
Interest expense	536	57	-	16	6	615
Depreciation and amortization	756	683	7	32	31	1,509
Operating income (loss)	3,059	546	30	1,375	(1,215)	3,795

Nine Months Ended January 31, 2025	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$28,700	$22,337	$2,200	$9,126	$-	$62,363
Interest expense	1,400	213	-	40	7	1,660
Depreciation and amortization	2,408	2,388	20	102	102	5,020
Operating income (loss)	9,084	2,519	233	4,170	(3,590)	12,416

Nine Months Ended January 31, 2024	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$28,687	$16,967	$2,332	$7,696	$64	$55,746
Interest expense	1,623	173	-	48	25	1,869
Depreciation and amortization	2,235	2,121	13	94	95	4,558
Operating income (loss)	8,139	267	(26)	3,578	(3,427)	8,531

Our Chief Operating Decision Maker (CODM) uses the information above to evaluate performance by operating segment and does not evaluate operating segments using asset or liability information.

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	January 31, 2025		January 31, 2024
	Number of Customers	% of Consolidated Revenue	Number of Customers	% of Consolidated Revenue
Aerospace Products	1	14.5%	2	21.9%
Professional Services	-	-	-	-

In the nine months ended January 31, 2025 the Company derived 27.9% of total revenue from five Aerospace customers. The top customer provided 14.5% of total revenue while the next top four customers ranged from 2.5% to 4.6%. At January 31, 2025, we had one customer that accounted for 16.1% of our accounts receivable.

18. Subsequent Events:

On March 5, 2025, the Company acquired a building in Newton, Kansas, in the amount of $675 for expansion of its fabrication operations. The Company evaluated its January 31, 2025 financial statements for subsequent events through the filing date of this report. The Company is not aware of any other subsequent events that would require recognition or disclosure in the consolidated financial statements.

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

The forward-looking statements in this report are only predictions and actual events or results may differ materially. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2024, including the following factors:

●	customer concentration risk;
●	dependence on government spending;
●	industry specific business cycles;
●	regulatory hurdles in the launch of new products;
●	loss of key personnel;
●	the geographic location of our casino;
●	fixed-price contracts;
●	international sales;
●	future acquisitions;
●	supply chain and labor issues;
●	customer demand;
●	lack of insurance for aircraft modifications;
●	cyber security threats;
●	fraud, theft and cheating at our casino;
●	dependence on third-party platforms to offer sports wagering;
●	outside factors influence the profitability of sports wagering;
●	change of control restrictions;
●	significant and expensive governmental regulation across our industries;
●	failure by the corporation or its stockholders to maintain applicable gaming licenses;
●	evolving political and legislative initiatives in gaming;
●	extensive and increasing taxation of gaming revenues;
●	changes in regulations of financial reporting;
●	the stability of economic markets;
●	potential impairment losses;
●	marketability restrictions of our common stock;
●	the possibility of a reverse-stock split;
●	market competition by larger competitors;
●	acts of terrorism and war;
●	inclement weather and natural disasters; and
●	rising inflation
●	impact of tariffs and foreign policies

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

Products and Services

The Company has two operating segments for financial reporting purposes: (a) Aerospace Products, where our revenues are derived from system design, engineering, manufacturing, sale, distribution, integration, installation, repairing, modifying, overhauling and servicing of aerostructures, avionics, aircraft components, accessories, subassemblies and systems; and (b) Professional Services, where we provide professional management services in the gaming industry and sports wagering.

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

Products. The aviation-related products that the companies within this group design, engineer, manufacture, integrate, install, repair and service include:

●	Aerial surveillance products	●	GARMIN GTN Navigator/G700TXi displays

●	Aerodynamic enhancement products	●	TCAS (collision avoidance)

●	Standby instrument systems	●	Electrical power systems and switching equipment

●	Avcon stability enhancing fins	●	EGPWS (ground proximity warning system)

●	ADS-B (transponder) systems	●	Aircraft extended nose structures

●	Cargo/sensor carrying pods and radomes	●	Provisions to allow carrying of external stores

●	Electronic navigation instruments, radios and transponders	●	Attitude and heading reference systems

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

Boot Hill. Butler National Service Corporation (“BNSC”) and BHCMC, LLC (“BHCMC”), companies in Professional Services, manage The Boot Hill Casino and Resort in Dodge City, Kansas (“Boot Hill”) pursuant to the Lottery Gaming Facility Management Contract, by and among BNSC, BHCMC and the Kansas Lottery, as subsequently amended (“Boot Hill Agreement”). As required by Kansas law, all games, gaming equipment and gaming operations, including sports wagering, at Boot Hill are owned and operated by the Kansas Lottery. On September 1, 2022, sports wagering became legal in the State of Kansas.  The Company's subsidiaries entered into a five-year Sports Wagering management Contract with the state that, subject to extension, has a term through August 31, 2027. The Company entered into a provider contract with DraftKings (Crown KS Gaming, LLC) for interactive/mobile sports wagering.  In addition to an online platform, the Company also features a DraftKings branded sports book at Boot Hill that opened on February 28, 2023.

Results Overview

The nine months ended January 31, 2025 revenue increased 12% to $62.4 million compared to $55.7 million in the nine months ended January 31, 2024. In the nine months ended January 31, 2025 the Professional Services revenue was $28.7 million compared to $28.8 million in the nine months ended January 31, 2024. In the nine months ended January 31, 2025 the Aerospace Products revenue was $33.7 million compared to $27.0 million in the nine months ended January 31, 2024, an increase of 25%.

The nine months ended January 31, 2025 net income increased to $9.2 million compared to a net income of $8.1 million in the nine months ended January 31, 2024.  The nine months ended January 31, 2025, operating income increased to $12.4 million from an operating income of $8.5 million in the nine months ended January 31, 2024.

RESULTS OF OPERATIONS

nine months ended January 31, 2025 COMPARED TO nine months ended January 31, 2024

(dollars in thousands)	Nine Months Ended January 31, 2025	Percent of Total Revenue	Nine Months Ended January 31, 2024	Percent of Total Revenue	Percent Change 2024-2025
Revenue:
Professional Services	$28,700	46%	$28,751	52%	0%
Aerospace Products	33,663	54%	26,995	48%	25%
Total revenue	62,363	100%	55,746	100%	12%

Cost and expenses:
Costs of Professional Services	11,834	19%	11,976	22%	-1%
Cost of Aerospace Products	23,315	37%	20,095	36%	16%
Marketing and advertising	2,751	5%	3,854	7%	-29%
General, administrative and other	12,047	19%	11,290	20%	7%
Total costs and expenses	49,947	80%	47,215	85%	6%
Operating income	$12,416	20%	$8,531	15%	46%

Revenue:

Revenue increased 12% to $62.4 million in the nine months ended January 31, 2025, compared to $55.7 million in the nine months ended January 31, 2024. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) management support services. Revenue from Professional Services was $28.7 million for the nine months ended  January 31, 2025 compared to $28.8 million for the nine months ended January 31, 2024. Sports wagering revenues were $4.3 million for the nine months ended January 31, 2025 compared to $3.5 million in the nine months ended January 31, 2024. Effective December 15, 2024, the revenue share to the state of Kansas increased by 2% with the start of our fifteen-year contract renewal term for the management of Boot Hill.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 25% to $33.7 million for the nine months ended January 31, 2025 compared to $27.0 million for the nine months ended January 31, 2024. The increase in revenue is primarily due to an increase in aircraft modification business of $5.4 million along with an increase in special mission electronics business of $1.4 million.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased  6% to $49.9 million in the nine months ended January 31, 2025 compared to $47.2 million in the nine months ended January 31, 2024. Costs and expenses were 80% of total revenue in the nine months ended January 31, 2025, as compared to 85% of total revenue in the nine months ended January 31, 2024.

Costs of Professional Services decreased 1% in the nine months ended January 31, 2025 to $11.8 million compared to $12.0 million in the nine months ended January 31, 2024. Costs were 19% of total revenue in the nine months ended January 31, 2025, as compared to 22% of total revenue in the nine months ended January 31, 2024.

Costs of Aerospace Products increased 16% in the nine months ended January 31, 2025 to $23.3 million compared to $20.1 million for the nine months ended January 31, 2024. Costs were 37% of total revenue in the nine months ended January 31, 2025, as compared to 36% of total revenue in the nine months ended January 31, 2024.

Marketing and advertising expenses decreased 29% in the nine months ended January 31, 2025, to $2.8 million compared to $3.9 million in the nine months ended January 31, 2024. Expenses were 5% of total revenue in the nine months ended January 31, 2025, as compared to 7% of total revenue in the nine months ended January 31, 2024. The decrease is due to a change in marketing strategy and methods to attract customers. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

General, administrative and other expenses as a percent of total revenue were 19% in the nine months ended January 31, 2025, compared to 20% in the nine months ended January 31, 2024. These expenses increased 7% to $12.0 million in the nine months ended January 31, 2025, from $11.3 million in the nine months ended January 31, 2024. The increase is primarily due to increased labor costs of $600 thousand in the nine months ended January 31, 2025 as compared to the nine months ended January 31, 2024.

Other income (expense):

Other income (expense) was $220 thousand in the nine months ended January 31, 2025 compared to $2.5 million in the nine months ended January 31, 2024.  Interest expense was $1.7 million in the nine months ended January 31, 2025, compared with $1.9 million in the nine months ended January 31, 2024. The decrease in interest expense is due to the paydown of long term debt. Interest income was $331 thousand in the nine months ended January 31, 2025 compared to $199 thousand in the nine months ended January 31, 2024. Gain on sale of assets was $1.5 million in the nine months ended January 31, 2025, compared to a $4.2 million gain on sale of airplanes in the nine months ended January 31, 2024.

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

The following table presents a summary of our operating segment information for the nine months ended January 31, 2025 and January 31, 2024:

(dollars in thousands)	Nine Months Ended January 31, 2025	Percent of Total Revenue	Nine Months Ended January 31, 2024	Percent of Total Revenue	Percent Change 2024-2025
Professional Services
Revenue
Boot Hill Casino	$28,700	100%	$28,687	100%	0%
Management/Professional Services	-	0%	64	0%	-100%
Total revenue	28,700	100%	28,751	100%	0%

Costs of Professional Services	11,834	41%	11,976	42%	-1%
Expenses	9,890	35%	10,785	37%	-8%
Total costs and expenses	21,724	76%	22,761	79%	-5%
Professional Services operating income	$6,976	24%	$5,990	21%	16%

(dollars in thousands)	Nine Months Ended January 31, 2025	Percent of Total Revenue	Nine Months Ended January 31, 2024	Percent of Total Revenue	Percent Change 2024-2025
Aerospace Products
Total revenue	$33,663	100%	$26,995	100%	25%

Costs of Aerospace Products	23,315	69%	20,095	75%	16%
Expenses	4,908	15%	4,359	16%	13%
Total costs and expenses	28,223	84%	24,454	91%	15%
Aerospace Products operating income	$5,440	16%	$2,541	9%	114%

Professional Services

●

Revenue from Professional Services was $28.7 million for the nine months ended January 31, 2025 compared to $28.8 million for the nine months ended January 31, 2024. The sports wagering revenue was $4.3 million for the nine months ended January 31, 2025 compared to $3.5 million in the nine months ended January 31, 2024.

In the nine months ended January 31, 2025, Boot Hill Casino received gross receipts for the State of Kansas of $38.7 million compared to $38.3 million for the nine months ended January 31, 2024. Mandated fees, taxes and distributions reduced gross receipts by $11.3 million resulting in gaming revenue of $27.4 million for the nine months ended January 31, 2025, compared to a reduction to gross receipts of $11.2 million resulting in gaming revenue of $27.1 million for the nine months ended January 31, 2024. Sports wagering revenue was $4.3 million in the nine months ended January 31, 2025 compared to $3.5 million in the nine months ended January 31, 2024. Non-gaming revenue at Boot Hill Casino increased to $3.5 million for the nine months ended January 31, 2025, compared to $3.4 million for the nine months ended January 31, 2024. Effective December 15, 2024, the revenue share to the state of Kansas increased by 2% with the start of our fifteen-year contract renewal term for the management of Boot Hill.

●

Costs of Professional Services decreased 1% in the nine months ended January 31, 2025 to $11.8 million compared to $12.0 million in the nine months ended January 31, 2024. Costs were 41% of segment total revenue in the nine months ended January 31, 2025, as compared to 42% of segment total revenue in the nine months ended January 31, 2024.

●

Expenses decreased 8% in the nine months ended January 31, 2025 to $9.9 million compared to $10.8 million in the nine months ended January 31, 2024. Expenses were 35% of segment total revenue in the nine months ended January 31, 2025, as compared to 37% of segment total revenue in the nine months ended January 31, 2024.

Aerospace Products

●

Revenue increased 25% to $33.7 million in the nine months ended January 31, 2025, compared to $27.0 million in the nine months ended January 31, 2024. The increase in revenue is mainly due to a $5.4 million increase in aircraft modification business and an increase in special mission electronics business of $1.4 million.

●

Costs of Aerospace Products increased 16% in the nine months ended January 31, 2025 to $23.3 million compared to $20.1 million for the nine months ended January 31, 2024.  Costs were 69% of segment total revenue in the nine months ended January 31, 2025, as compared to 75% of segment total revenue in the nine months ended January 31, 2024.

●

Expenses increased 13% in the nine months ended January 31, 2025 to $4.9 million compared to $4.4 million in the nine months ended January 31, 2024.  Expenses were 15% of segment total revenue in the nine months ended January 31, 2025, as compared to 16% of segment total revenue in the nine months ended January 31, 2024. The increase is primarily due to labor costs of $600 thousand in the nine months ended January 31, 2025 as compared to the nine months ended January 31, 2024.

THREE MONTHS ENDED JANUARY 31, 2025 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2024

(dollars in thousands)	Three Months Ended January 31, 2025	Percent of Total Revenue	Three Months Ended January 31, 2024	Percent of Total Revenue	Percent Change 2024-2025
Revenue:
Professional Services	$9,813	46%	$9,941	52%	-1%
Aerospace Products	11,361	54%	9,019	48%	26%
Total revenue	21,174	100%	18,960	100%	12%

Costs and expenses:
Costs of Professional Services	4,033	19%	4,023	21%	0%
Cost of Aerospace Products	8,316	39%	5,918	31%	41%
Marketing and advertising	885	5%	1,216	7%	-27%
General, administrative and other	3,914	18%	4,008	21%	-2%
Total costs and expenses	17,148	81%	15,165	80%	13%
Operating income	$4,026	19%	$3,795	20%	6%

Revenue:

Revenue increased 12% to $21.2 million in the three months ended January 31, 2025, compared to $19.0 million in the three months ended January 31, 2024. See "Operations by Segment" below for a discussion of the primary reasons for the increase in revenue.

●

Professional Services derives its revenue from (a) professional management services in the gaming industry through Butler National Service Corporation ("BNSC") and BHCMC, LLC ("BHCMC"), and (b) management support services. Revenue from Professional Services decreased 1% to $9.8 million for the three months ended January 31, 2025 compared to $9.9 million for the three months ended January 31, 2024. The sports wagering revenues were $1.8 million for the three months ended January 31, 2025 compared to $1.5 million in the three months ended January 31, 2024. Effective December 15, 2024, the revenue share to the state of Kansas increased by 2% with the start of our fifteen-year contract renewal term for the management of Boot Hill.

●

Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for classic and current production aircraft. Aerospace Products revenue increased 26% to $11.4 million for the three months ended January 31, 2025 compared to $9.0 million for the three months ended January 31, 2024. The increase in revenue is primarily due to an increase in aircraft modification business of $2.7 million along with an increase in special mission electronics business of $422 thousand.

Costs and expenses:

Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased 13% to $17.1 million in the three months ended January 31, 2025 compared to $15.2 million in the three months ended January 31, 2024. Costs and expenses were 81% of total revenue in the three months ended January 31, 2025, as compared to 80% of total revenue in the three months ended January 31, 2024.

Costs of Professional Services remained constant in the three months ended January 31, 2025 at $4.0 million compared to $4.0 million in the three months ended January 31, 2024. Costs were 19% of total revenue in the three months ended January 31, 2025, as compared to 21% of total revenue in the three months ended January 31, 2024.

Costs of Aerospace Products increased 41% in the three months ended January 31, 2025 to $8.3 million compared to $5.9 million for the three months ended January 31, 2024. Costs were 39% of total revenue in the three months ended January 31, 2025, as compared to 31% of total revenue in the three months ended January 31, 2024.

Marketing and advertising expenses decreased 27% in the three months ended January 31, 2025, to $885 thousand compared to $1.2 million in the three months ended January 31, 2024. Expenses were 5% of total revenue in the three months ended January 31, 2025, as compared to 7% of total revenue in the three months ended January 31, 2024. The decrease is due to a change in marketing strategy and methods to attract customers. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.

General, administrative and other expenses as a percent of total revenue was 18% in the three months ended January 31, 2025, compared to 21% in the three months ended January 31, 2024. These expenses decreased 2% to $3.9 million in the three months ended January 31, 2025, from $4.0 million in the three months ended January 31, 2024.

Other income (expense):

Other income (expense) was $608 thousand in the three months ended January 31, 2025 compared to ($532) thousand in the three months ended January 31, 2024.  Interest expense was $557 thousand in the three months ended January 31, 2025, compared with interest expense of $615 thousand in the three months ended January 31, 2024. The decrease in interest expense is due to the paydown of long term debt. Interest income was $125 thousand in the three months ended January 31, 2025 compared to $83 thousand in the three months ended January 31, 2024. Gain on sale of assets was $1.0 million in the three months ended January 31, 2025.

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

The following table presents a summary of our operating segment information for the three months ended January 31, 2025 and January 31, 2024:

(dollars in thousands)	Three Months Ended January 31, 2025	Percent of Total Revenue	Three Months Ended January 31, 2024	Percent of Total Revenue	Percent Change 2024-2025
Professional Services
Revenue
Boot Hill Casino	$9,813	100%	$9,929	100%	-1%
Management/Professional Services	-	0%	12	0%	100%
Revenue	9,813	100%	9,941	100%	-1%

Costs of Professional Services	4,032	41%	4,023	40%	0%
Expenses	3,313	34%	3,746	38%	-12%
Total costs and expenses	7,345	75%	7,769	78%	-5%
Professional Services operating income	$2,468	25%	$2,172	22%	14%

(dollars in thousands)	Three Months Ended January 31, 2025	Percent of Total Revenue	Three Months Ended January 31, 2024	Percent of Total Revenue	Percent Change 2024-2025
Aerospace Products
Revenue	$11,361	100%	$9,019	100%	26%

Costs of Aerospace Products	8,316	73%	5,918	66%	41%
Expenses	1,487	13%	1,478	16%	1%
Total costs and expenses	9,803	86%	7,396	82%	33%
Aerospace Products operating income	$1,558	14%	$1,623	18%	-4%

Professional Services

●

Revenue from Professional Services decreased 1% for the three months ended January 31, 2025 to $9.8 million compared to $9.9 million for the three months ended January 31, 2024. Sports wagering revenues were $1.8 million for the three months ended January 31, 2025 compared to $1.5 million in the three months ended January 31, 2024.

In the three months ended January 31, 2025, Boot Hill Casino received gross receipts from the State of Kansas of $13.1 million compared to $13.2 million for the three months ended January 31, 2024. Mandated fees, taxes and distributions reduced gross receipts by $3.7 million resulting in gaming revenue of $9.4 million for the three months ended January 31, 2025, compared to a reduction to gross receipts of $3.8 million resulting in gaming revenue of $9.4 million for the three months ended January 31, 2024. Sports wagering revenue was $1.8 million in the three months ended January 31, 2025 compared to $1.5 million in the three months ended January 31, 2024. Non-gaming revenue at Boot Hill Casino decreased slightly to $1.1 million for the three months ended January 31, 2025, compared to $1.2 million for the three months ended January 31, 2024. Effective December 15, 2024, the revenue share to the state of Kansas increased by 2% with the start of our fifteen-year contract renewal term for the management of Boot Hill.

●

Costs of Professional Services remained constant in the three months ended January 31, 2025 at $4.0 million compared to the three months ended January 31, 2024. Costs were 41% of segment total revenue in the three months ended January 31, 2025, as compared to 40% of segment total revenue in the three months ended January 31, 2024.

●

Expenses decreased 12% in the three months ended January 31, 2025 to $3.3 million compared to $3.7 million in the three months ended January 31, 2024. Expenses were 34% of segment total revenue in the three months ended January 31, 2025, as compared to 38% of segment total revenue in the three months ended January 31, 2024.

Aerospace Products

●

Revenue increased 26% to $11.4 million in the three months ended January 31, 2025, compared to $9.0 million in the three months ended January 31, 2024. The increase in revenue is primarily due to a $2.7 million increase in aircraft modification business along with an increase in special mission electronics business of $105 thousand.

●

Costs of Aerospace Products increased 41% in the three months ended January 31, 2025 to $8.3 million compared to $5.9 million for the three months ended January 31, 2024.  Costs were 73% of segment total revenue in the three months ended January 31, 2025, as compared to 66% of segment total revenue in the three months ended January 31, 2024.

●

Expenses remained constant in the three months ended January 31, 2025 at $1.5 million compared to the three months ended January 31, 2024.  Expenses were 13% of segment total revenue in the three months ended January 31, 2025, as compared to 16% of segment total revenue in the three months ended January 31, 2024.

Employees

Other than persons employed by our gaming subsidiaries, there were 145 full time and 3 part time employees on January 31, 2025, compared to 133 full time and 3 part time employees on January 31, 2024. Our staffing at Boot Hill Casino & Resort on January 31, 2025 was 198 full time and 39 part time employees compared to 203 full time and 52 part time employees on January 31, 2024. None of the employees are subject to any collective bargaining agreements.

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

Operating Activities

During the nine months ended January 31, 2025 our cash position increased by $12.9 million. Net income was $9.2 million for the nine months ended January 31, 2025. Cash flow provided by operating activities was $19.6 million for the nine months ended January 31, 2025. Non-cash activities consisting of depreciation and amortization provided $5.0 million, deferred compensation added $206 thousand, and gain on sale of assets used $1.5 million. Contract assets increased our cash position by $666 thousand. Contract liability increased our cash position by $2.7 million. Inventories decreased our cash position by $846 thousand. Accounts receivable decreased our cash position by $510 thousand. Gaming facility mandated payments decreased our cash position by $488 thousand. Prepaid expenses and other assets decreased our cash by $243 thousand. Accounts payable increased our cash position by $8.6 million.  Accrued liabilities decreased our cash position by $550 thousand. An increase in lease liabilities and other current liabilities increased our cash by $511 thousand. Income tax payable decreased our cash position by $3.1 million.

On January 30, 2025, the Company completed the sale of its “Jet Autopilot Product Line” for $1.5 million cash. We included the operating results associated with this business in our aerospace products segment. The Company will continue to perform and transfer services through April 2025. As a result of this sale, we recorded reductions in (i) inventory of $460 thousand, (ii) machinery and equipment of $1.3 million, (iii) accumulated depreciation of $1.3 million, (iv) other assets (gross) of $1.4 million, and (v) other assets (accumulated amortization) of $1.4 million.

Investing Activities

Cash used in investing activities was $3.3 million for the nine months ended January 31, 2025. We invested $573 thousand towards STCs, $2.9 million toward an airplane, and $635 thousand on buildings and improvements, $2.0 million on equipment and furnishings. Proceeds from the sale of assets provided $2.8 million.

Financing Activities

Cash used by financing activities was $3.4 million for the nine months ended January 31, 2025. We borrowed $2.0 million on our debt and made repayments of $3.7 million. We made repayments on lease right-to-use of $201 thousand. We purchased Company stock of $1.5 million. The stock acquired was placed in treasury.

Capital Expenditures

The Company anticipates remaining capital expenditures in fiscal 2025 to be approximately $4.0 million, consisting of $1.3 million on STC's, $946 thousand on buildings and improvements, and $1.8 million on equipment. We anticipate our cash balance will be sufficient to cover our cash requirements through the current fiscal year.

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

Effect if Actual Results Differ From Assumptions

Management reviews the inventory balance on an annual basis to determine whether any additional write-downs are necessary. Following the write-down of the inventory as discussed above, we believe this inventory is stated at net realizable value at January 31, 2025, although an unanticipated lack of demand for aircraft or spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued at January 31, 2025.

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

An impairment loss is recognized for any excess of the carrying amount of the estimated undiscounted cash flows over the remaining life of the assets. No impairment charges were recorded during the nine months ended January 31, 2025.

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

Changing Prices and Inflation

We have experienced upward pressure from inflation in fiscal year 2025. From fiscal year 2024 to fiscal year 2025 most of the increases we experienced were in material and labor costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel, material and labor costs to rise in fiscal 2025 and 2026.

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

Evaluation of disclosure controls and procedures: Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Interim Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2025.

Internal Control Over Financial Reporting

Limitations on Controls

Our management, including the Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

As of January 31, 2025, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Item 1A.	RISK FACTORS.
Smaller reporting companies are not required to provide the information required by this item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the third quarter of fiscal 2025.
(in thousands except share data)

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2024 - November 30, 2024	-	$-	-	$3,172
December 1, 2024 - December 31, 2024	71,404	$1.86	71,404	$3,039
January 1, 2025 - January 31, 2025	-	$-	-	$3,039
Total	71,404	$1.86	71,404

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

Rule 10b5-1 Trading

Plans During the fiscal quarter ended January 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6.		EXHIBITS.

	3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit A of our Form DEF 14A filed on December 26, 2001.

	3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.1 of our Form 8-K filed on August 20, 2024.

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

	32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2025 and April 30, 2024, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended January 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2025 and 2024 and (v) the Notes to Consolidated Financial Statements, with detail tagging.

	104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2025, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

March 14, 2025	/s/ Christopher J. Reedy
Date	Christopher J. Reedy
(Chief Executive Officer and President)

March 14, 2025	/s/ Mickie Lamphere
Date	Mickie Lamphere
(Interim Chief Financial Officer)