Form 10-K
period 2025-04-30
BUTLER NATIONAL CORP
filed 2025-07-03
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $87,863,225 at October 31, 2024, when the closing price of such stock was $1.30.
The number of shares outstanding of the registrant's common stock, $0.01 par value, as of June 23, 2025, was 67,232,151 shares.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement to be filed within 120 days of April 30, 2025, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Shareholders to be held on October 1, 2025, have been incorporated by reference into Part III of this Form 10-K.

BUTLER NATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2025

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
Actual events or results may differ materially from the information included in forward-looking statements. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of this Annual Report on Form 10-K, including the following factors:
•customer concentration risk;
•dependence on government spending;
•industry specific business cycles;
•regulatory hurdles in the launch of new products;
•loss of key personnel;
•the geographic location of our casino;
•fixed-price contracts;
•international sales;
•changing U.S. trade policy and impacts of tariffs;
•future acquisitions;
•supply chain and labor issues;
•customer demand;
•insurance costs and insufficient insurance for aircraft modifications;
•cyber security threats;
•fraud, theft and cheating at our casino;
•dependence on third-party platforms to offer sports wagering;
•outside factors influence the profitability of sports wagering and legacy gaming;
•change of control restrictions;
•significant and expensive governmental regulation across our industries;
•failure by the corporation or its stockholders to maintain applicable gaming licenses;
•evolving political and legislative initiatives in gaming;
•extensive and increasing taxation of gaming revenues;
•changes in regulations of financial reporting;
•the stability of economic markets;
•potential impairment losses;
•marketability restrictions of our common stock;
•the possibility of a reverse-stock split;
•market competition by larger competitors;
•acts of terrorism and war;
•climate change, inclement weather and natural disasters; and
•rising inflation.
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
Rest of page intentionally left blank.

PART I
Item 1.    BUSINESS
General
Butler National Corporation (“Butler National” the “Company”, “we”, “us”, or “our”) was incorporated in 1960. Our companies design, engineer, manufacture, sell, integrate, install, repair, modify, overhaul, service and distribute a broad portfolio of aerostructures, aircraft components, avionics, accessories, subassemblies and systems (“Aerospace Products”). We serve a broad, worldwide spectrum of the aviation industry, including owners of aircraft and contractors involved with private, commercial, business, and government aircraft operations. We also serve commercial weapon manufacturers and suppliers to governments and their agencies.
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
Aerospace Products. The Aerospace Products segment includes the design, manufacture, sale and service of structural modifications, design, integration and installation of electronic equipment, systems and technologies that enhance aircraft operations, and the design, manufacture and sale of defense related articles. Additionally, we operate Federal Aviation Administration (the “FAA”) Repair Stations. Companies in Aerospace Products concentrate on products and services for Learjet, Textron Beechcraft, King Air, and Textron Cessna turboprop aircraft.
Products. The aviation-related products that the companies within this group design, engineer, manufacture, integrate, install, repair and/or service include:

•Aerial surveillance products	•Navigation / flight display installations

•Aerodynamic enhancement products	•Crew work stations

•Airplane range extension products	•Electrical power systems and switching equipment

•Avcon stability enhancing fins	•Enlarged aircraft doors

•Airplane nose extension products	•Powered airplane sensor lifts

•Cargo/sensor carrying pods and radomes	•Provisions to allow carrying of external stores

•Fuel system protection devices	•Specialized cabling and harnesses

Modifications. The companies in Aerospace Products have authority, pursuant to Federal Aviation Administration Supplemental Type Certificates (“STCs”) and Parts Manufacturer Approval (“PMA”), to build required parts and subassemblies and to make applicable installations. Companies in Aerospace Products perform modifications in the aviation industry including:

•Aerial photograph capabilities	•Extended range fuel tanks

•Aerodynamic improvements	•Radar systems

•Avionics systems	•ISR – Intelligence Surveillance Reconnaissance

•Cargo or expanded-sized doors	•Special mission modifications

•Search and rescue	•Target towing capability

•Airborne research capability	•Traffic collision avoidance systems
Special Mission Electronics. We supply defense-related, commercial off-the-shelf products to various commercial entities and government agencies and subcontractors in order to update or extend the useful life of systems. These products include:

•Cabling	•HangFire Override Modules

•Electronic control systems	•Test equipment

•Gun Control Units for Apache and Blackhawk helicopters	•Gun Control Units for land and sea based military vehicles
Professional Services. The Professional Services segment includes the management of a gaming and related dining and entertainment facility in Dodge City, Kansas. Boot Hill Casino and Resort features approximately 500 slot machines, 15 table games, a restaurant and a sportsbook.
Boot Hill. Butler National Service Corporation (“BNSC”), and BHCMC, LLC (“BHCMC”), companies in Professional Services, manage The Boot Hill Casino and Resort in Dodge City, Kansas (“Boot Hill”) pursuant to the Lottery Gaming Facility Management Contract, by and among BNSC, BHCMC and the Kansas Lottery, as subsequently amended (“Boot Hill Agreement”). As required by Kansas law, all games, gaming equipment and gaming operations, including sports wagering, at Boot Hill are owned and operated by the Kansas Lottery. On September 1, 2022, sports wagering became legal in the State of Kansas. Sports wagering is managed through the four lottery gaming facility managers. The Company entered into a provider contract with DraftKings for interactive/mobile sports wagering. In addition to an online platform, the Company opened a DraftKings branded sports book at Boot Hill on February 28, 2023.
Architectural Services. Prior to its closure in January 2024, a subsidiary of the Company provided licensed architectural services, including commercial and industrial building design as part of the Professional Services segment.
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

Seasonality
Our Aerospace Products businesses are generally not seasonal. We believe that our Professional Services business, however, is subject to seasonality based on local weather conditions, agricultural and petroleum prices, employment levels and the travel habits of visitors in the market service area.
Raw Materials and Replacement Parts
We purchase raw materials, primarily consisting of sheet and plate aluminum, from various vendors. We purchase casted packaging for our gun controls for which our vendor sources raw aluminum. We also purchase replacement parts, which are utilized in our various repair and overhaul operations. In some cases, we redesign products to accommodate alternative methods and/or materials. We believe that the availability of raw materials is adequate to support our Aerospace Products operations.
Backlog
Our backlog as of April 30, 2025 and 2024 was as follows:

Industry Segment

(in thousands)	2025	2024
Aerospace Products	$33,611	$30,265
Professional Services	-	-

Total backlog	$33,611	$30,265
Our backlog as of June 23, 2025, totaled 28,859 for Aerospace Products. The backlog includes orders with signed contracts which may not be completed within the next fiscal year. There can be no assurance that all orders will be completed or that some may ever commence.
Dependence on Significant Customers
During the fiscal year ending April 30, 2025 we derived 25.4% of our revenue from five customers, and we had one "major customer" (10 percent or more of consolidated revenue) that provided 14.8% of total revenue. During the fiscal year ending April 30, 2024 we derived 28.5% of our revenue from five customers, and we had one major customer that provided 15.2% of total revenue. At April 30, 2025 and 2024, we had one customer that accounted for 32.4% and 42.5%, respectively, of our total accounts receivable.
Competition
We compete in the aerospace and casino gaming industries. In the aerospace industry, we compete against peer companies of which some are divisions or subsidiaries of other large companies. In the manufacture of aircraft structures, systems components, subassemblies and parts in addition to services related to aircraft modifications, we compete globally against subsidiaries of much larger companies, original equipment manufacturers and smaller independent integrators or operators. Competition for the aviation electrical/avionics installations comes from three primary sources, some of whom possess greater financial and other resources than we have: OEMs, independent commercial avionics shops, and government-focused contractors. Many government agencies maintain aircraft support depots or contractor organizations that modify, maintain and repair their aircraft. Participants in the aerospace industry compete primarily based on size of business, technical staffing, quality, turnaround time, capacity and price. Competition in the aerospace business is not for only customers, but also for experienced talent in high demand. We compete against both original equipment manufacturers, independent aircraft modification and maintenance facilities and educational institutions for such staffing.
The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing strategies and financial condition. We compete with other casino facilities in Kansas and Oklahoma. We also compete with other non-gaming resorts and vacation destinations, various other entertainment businesses, and other forms of gaming, such as state lotteries, on-track and off-track wagering, online sports betting platforms, video lottery terminals, gray gaming machines and card parlors. With respect to staffing at the gaming facility, we compete against local businesses for qualified talent.
Government Regulation and Industry Oversight
The aerospace industry is highly regulated in the United States by the FAA and in other countries by similar agencies. Our products and aircraft modifications must be certified by the FAA or meet FAA requirements. FAA certification involves designing, engineering, and testing of specific aircraft models modified with our products. Our businesses, which sell defense products and services directly to the U.S. government or through its contractors, can be subject to various laws and regulations governing pricing and other factors.
We must also satisfy the requirements of our customers that are subject to FAA or similar foreign regulations and provide these customers with products and repair services that comply with the applicable government regulations. The FAA regulates aircraft modifications and operations and requires that aircraft components meet stringent FAA standards. We are subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. In addition, the FAA requires that various maintenance routines be performed on aircraft components. We currently satisfy these maintenance standards allowing component repair and overhaul services at our FAA-approved repair stations.
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
Our Professional Services business is subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning gaming, employment, satisfactory background investigations, alcoholic beverages, food service, smoking, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.
Our operations are also subject to a variety of worker and community safety laws. For example, the Occupational Safety and Health Act of 1970, or OSHA, mandates general requirements for safe workplaces for all employees in the United States. We believe that our operations are in material compliance with OSHA's health and safety requirements.
Moreover, our gaming management operations are regulated largely by the Kansas Racing and Gaming Commission and the Kansas Lottery. The gaming industry, in general, is highly regulated and we must maintain our licenses and pay gaming revenue share and taxes to continue our operations. Each gaming facility is subject to extensive regulation under the laws, rules and regulations where it is located. These laws, rules and regulations generally relate to the responsibility, financial stability, integrity and character of the managers, contractors and persons with financial interests in the gaming operations. The process of obtaining such necessary licenses, registrations, or other approvals often involves substantial disclosure of confidential or proprietary information about us and our officers, directors, key personnel and, in certain instances, beneficial owners of our debt or equity securities, and requires a determination by the regulators as to our suitability. Authorities have broad discretion and may require any beneficial holder of our securities directly or indirectly owing five percent 5% of the ownership interest to file an application, make personal or confidential disclosures, be investigated, and be subject to a determination of suitability. If such beneficial holder is found unsuitable, these restrictions may require a holder of our securities to dispose of the securities, or, if the holder refuses or is unable to dispose of the securities, we may be required to repurchase the securities.

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
Human Capital Resources
Other than persons employed by our gaming management subsidiaries there were 144 full time and 3 part time employees on April 30, 2025 compared to 133 full time and 2 part time employees on April 30, 2024. As of June 23, 2025, staffing was 151 full time and 4 part time employees. Our staffing at Boot Hill Casino on April 30, 2025 was 192 full time and 44 part time employees and 196 full time employees and 48 part time employees on April 30, 2024. As of June 23, 2025 our staffing at Boot Hill Casino was 195 full time employees and 46 part time employees.
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
As an added benefit for employees, we offer a 401(k) savings plan with a Company match as well as paid time off, sick leave and personal days. These benefits are in addition to the Company’s market-based compensation program designed to maintain competitive compensation packages for all employees.
None of our employees are subject to collective bargaining agreements.
Executive Officers of the Registrant
Our executive officers are:

Name	Age	Position
Christopher J. Reedy (a)	59	President, Chief Executive Officer and Secretary.
Adam Sefchick (b)	47	Vice President and Chief Financial Officer.
a.Mr. Reedy was appointed President, Chief Executive Officer and Secretary in January 2025. Mr. Reedy previously served as President and Chief Executive Officer from May 2023 to January 2025. Mr. Reedy served as Chief Operating Officer and Secretary from January 2023 to May 2023 and as Vice President and Secretary from 2005 to January 2023.
b.Mr. Sefchick was appointed Vice President and Chief Financial Officer in May 2025. Prior to working with the Company, Mr. Sefchick served as Chief Accounting Officer during his employment at Jack Cooper Investments, Inc., a specialty transportation and logistics provider from 2015 to 2025. Prior to Jack Cooper Investments, Mr. Sefchick served as Controller at SmartVet Holdings, Inc. from 2014 to 2015 and as an Audit Senior Manager from 2002 to 2014 at Grant Thornton, LLP.
Officers are elected by the Board of Directors of Butler National Corporation and serve at the discretion of the Board. All of the officers of the Company are subject to an employment agreement with the Company. The Company has two “executive officers” pursuant to Exchange Act Rule 3b-7.

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

Item 1A.    RISK FACTORS
The following statements on risk factors contain “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate,” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or result and involve risks, uncertainties, and assumptions. Stockholders should be aware of certain risks, including those described below and elsewhere in this Form 10-K, which could adversely affect the value of their holdings and could cause our actual results to differ materially from those projected in any forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time, except as expressly required by federal securities laws.
Risks Related to Our Business and Operations
Our Aerospace Products business is subject to significant customer concentration risk.
During the fiscal year ending April 30, 2025, we derived 25.4% of our revenue from five customers, and we had one "major customer" (10 percent or more of consolidated revenue) that provided 14.8% of total revenue. During the fiscal year ending April 30, 2024, we derived 28.5% of our revenue from five customers, and we had one major customer that provided 15.2% of total revenue. At April 30, 2025 and 2024, we had one customer that accounted for 32.4% and 42.5%, respectively, of our total accounts receivable. Our business operations in Tempe, Arizona sell almost entirely to one customer. A loss of business from, or the bankruptcy or insolvency of, one or more of any of these major customers may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.
We depend on the U.S. government and friendly foreign countries spending for a significant portion of our revenues.
We are a supplier, either directly or as a subcontractor, to the U.S. Government, its agencies and to friendly foreign countries. We rely heavily on government spending for a significant portion of our business. The United States financing or assistance in facilitating foreign objectives around the world impacts our business at our Avcon Industries, Inc. and Butler National - Tempe subsidiaries. If the flow of United States support globally would decrease, it would have a detrimental impact. We depend upon U.S. military spending and the demand for military equipment upgrades. If the U.S. Government or friendly foreign countries ceased doing business with us or significantly decreased the amount of business they do with us, it may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.
We operate in cyclical industries and an economic downturn could negatively impact our operations.
Historically, adverse conditions in the local, regional, national and global economies have negatively affected our operations, and may continue to negatively affect our operations in the future. Such adverse economic conditions include recessionary economic cycles and downturns in customer business cycles, labor and supply shortages, global uncertainty and instability, inflation, changes in U.S. social, political, and regulatory conditions, tariffs and disruptions in the gaming and aerospace markets. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. Adverse economic conditions may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
The gaming activities that we offer involve consumer discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. An uncertain economic outlook, particularly within the region of the gaming facility, may adversely affect consumer spending in our gaming operations and may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
Our Aerospace Products business is subject to the general health of the aviation industry, which may be cyclical. During periods of economic expansion, when capital spending normally increases, we generally benefit from greater demand for our aviation products and services. During periods of economic contraction, when capital spending normally decreases, we generally are adversely affected by declining demand for our aerospace products and services. Similarly, the availability of aircraft from manufacturers has an impact on the orders received from customers requiring new aircraft. Such conditions may also inhibit our ability to obtain products and materials from our suppliers or may negatively impact the affordability of such products and materials. Aviation industry conditions are impacted by numerous factors over which we have no control, including political, regulatory, economic, technical staffing and military conditions, environmental concerns, weather conditions and fuel pricing. Any prolonged cyclical downturn may adversely affect customer demand in our Aerospace Products business and may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
Lack of regulatory approval may lead to difficulties or delays in the development, production, testing and marketing of products, which could adversely affect our business.
Our Aerospace Products business is subject, in part, to regulatory procedures enacted or administered by the Federal Aviation Administration (“FAA”). Accordingly, our business may be adversely affected in the event the Company is unable to comply with such regulations relative to its current products or if any new products or services to be offered by the Company are not formally approved by such agency. Proposed aviation modification products depend upon the issuance by the FAA of a Supplemental Type Certificate with related parts manufacturing authority. Such certifications for future aircraft modification products may not be issued within our expected time frames or issued at all, which may have a material adverse effect on our business. Similarly, the loss of one or more of our current licenses or certifications may also have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, our results of operations could be impacted.
Recruitment and retention of employees are important to the financial condition and business objectives of the Company. Our cost-effective and quality products and services depend on well-trained employees. The continued success of our gaming business depends upon our recruitment and retention of experienced personnel in the technology industry. The loss of such employees could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
Likewise, research and development to generate new products and services in our Aerospace Products business is dependent on trained personnel. The Company relies on various engineering resources, both internally and externally, to perform engineering and certification work to develop new products. The new products have been vital to our growth and sustained revenues and are critical to satisfying customer requirements. Certain individuals in the Company hold specific expertise in engineering. We devote significant resources to identifying, hiring, training, and successfully integrating and retaining these employees. A loss of consultants or engineers could adversely affect the financials of the Company. Additionally, key personnel are particularly important in maintaining relationships with the operations related to the FAA and the State of Kansas. Our airplane modification operations are dependent upon our Company Designated Engineering Representatives (“DERs”). If we are unable to obtain FAA approval for DERs to approve airplane modification work when our existing DERs retire or are unable to work, our business operations may suffer. The failure to recruit and retain such key employees may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
We also depend on a limited number of key personnel to manage and operate our businesses, including our executive officers. Our continued growth and success are dependent on the leadership of these key personnel. The Company does not have employment contracts with our executive officers. Several of the tasks each of our executive officers perform lack redundancy. The departure, death or disability of any one of our executive officers or other extended or permanent loss of any of their services, or any negative industry perception with respect to any of them or their loss, could have a material adverse effect on our business. Our success depends heavily upon the continued contributions of these key persons, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to attract and retain experienced professional staff. The unexpected loss of services of any of our key personnel, or our failure to manage executive succession successfully, may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
We may face risks related to the geographic location of our casino.
Boot Hill Casino is located in Dodge City, Kansas. Consequently, a significant portion of our gaming business is dependent upon attracting local residents, for both patronage and employees, as well as out of town visitors and is subject to the general economic health of the region around Dodge City. The economy of Dodge City is significantly influenced by the agricultural sector of the national and local economy, which includes both agricultural farming and meat processing, and the oil and gas industry. As a result, changes in the economic climate, weather patterns, the availability of rural medical care, and market fluctuations for agricultural and petroleum products could cause our customers to see a decrease in discretionary income which may negatively impact our revenues from gaming. This may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.
Due to fixed contract pricing, increasing contract costs exposes us to reduced profitability.
We sell certain products and services to commercial, government, and defense customers under firm fixed-priced contracts, regardless of costs incurred by us. Our Aerospace Products business generated approximately 58% of its 2025 revenue from fixed-price contracts. The costs of producing products or providing services may be adversely affected by increases in the cost of labor, materials, overhead, tariffs and other unknown variants, including manufacturing and other operational inefficiencies and differences between assumptions used by us to price a contract and actual results. Increased costs may result in cost overruns and losses on such contracts, which may adversely affect our financial condition, results of operations, liquidity and cash flows.
We are exposed to risks associated with our international sales.
We conduct our business in a number of foreign countries, some of which are politically unstable or subject to military or civil conflicts. International sales amount to 22% of total revenue in fiscal 2025. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:
•Military conflicts, civil strife, and political risks;
•Export regulations that could erode profit margins or restrict exports;
•Export controls and financial and economic sanctions imposed on certain industry sectors, countries or products;
•The burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;
•Contract award and funding delays;
•Potential restrictions on transfers of funds;
•Import and export duties and value added taxes;
•Foreign exchange risk;
•Transportation delays and interruptions;
•Uncertainties arising from foreign local business practices and cultural considerations; and
•Changes in U.S. policies on trade relations and trade policy, including implementation of or changes in trade sanctions, tariffs, and embargoes.
Any measures adopted to reduce the potential impact of losses resulting from the risks of doing business internationally may not be adequate, and the regions in which we operate might not continue to be stable enough to allow us to operate profitably or at all. Our international sales may be subject to local laws, regulations and procurement policies and practices which may differ from U.S. Federal Government regulation, including regulations related to products being installed on aircraft, and export and exchange controls. We are also exposed to risks associated with any relationships with foreign representatives, consultants, partners and suppliers for international sales and operations. Our ability to arrange safe travel to visit our international customers may put our ability to sell to such customers at risk, which may adversely affect our financial condition, results of operations, liquidity and cash flows.
Changing trade policy in the U.S. and other nations and the impact of recently announced tariffs may continue to adversely impact our Company.
Changing policies and priorities in the U.S. government and other nations’ administrations, including recently announced tariffs, may continue to adversely impact our operations. U.S. trade policy has recently been significantly changed. On April 2, 2025, the U.S. government implemented a baseline tariff of 10% on product imports from almost all countries and individualized higher tariffs on certain other countries. Following the announcement of the tariffs, limited exceptions and temporary pauses have been enacted, such as the 90-day pause on the country-specific tariffs for all countries except China, while maintaining the 10% baseline tariff. Certain foreign governments have either taken or are threatening to take retaliatory actions in response. These significant changes may continue to adversely affect our financial condition, results of operations, liquidity and cash flows.
These changes in U.S. trade policy and tariffs have caused uncertainty and volatility in financial markets. Tariffs (imposed or threatened), sanctions, embargoes, export and import controls, and other trade restrictions, along with any retaliatory measures, could increase our costs, decrease demand for our products and services, disrupt our supply chain, adversely affect our operations, or adversely affect our ability to meet contractual and financial obligations. Tariffs or other trade restrictions may also lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence, inflation or an economic slowdown. Tariffs or other trade restrictions could create adverse political relations with our global customers which could result in the termination of certain contracts or a decrease in international customers. These tariffs or other trade restrictions, including other countries’ retaliatory measures, could continue to cause a reduction in our profit margins. Tariffs or other trade restrictions may cause equipment prices to significantly increase, which could adversely affect our growth efforts. Tariffs or other trade restrictions imposed on the importation of parts, raw materials, and products may impact the sale and delivery of products and may increase our costs, which may adversely affect our financial condition, results of operations, liquidity and cash flows.
We may make future acquisitions and our business may suffer if we are unable to successfully integrate such acquisitions into our Company or otherwise manage the growth associated with investments and acquisitions.
We continually review, evaluate and consider potential investments and acquisitions in pursuing our business strategy. In evaluating such transactions, we are making difficult judgments regarding the value of business opportunities, technologies and other assets, and the risk and cost of potential liabilities. Acquisitions and investments involve certain other risks and uncertainties, including the difficulty in integrating newly-acquired businesses, the challenges in reaching our strategic objectives, benefits expected from acquisitions or investments, cost and revenue synergies, interest rates and financial conditions, and risk that markets do not evolve as anticipated and the targeted opportunity or technology do not prove to be those needed to be successful in those markets. Other risks include the diversion of our attention and resources from our current operations, the potential of impairment of acquired assets and the potential loss of key employees of acquired businesses. Acquisitions or other investments may also result in unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, employee retention, litigation and other liabilities. Failure to realize the benefits of an acquisition may adversely affect our financial condition, results of operations, liquidity and cash flows.
Operational challenges impacting our Aerospace Products business could result in failure to meet customer demand for new modifications.
Our aircraft modification business is extremely complex. Customer projects are often scheduled based upon the availability of certain components and specific airplane models. These components are frequently acquired by the customer or by our Avcon Industries, Inc. subsidiary. Our customers may desire modification to specific airplane models that may become scarce due to competing demand, and limited new aircraft availability, aircraft manufactured parts, manufacturing or labor challenges, among other factors. Operational issues, including delays or defects in parts or supplier components, failure to meet internal performance plans, or delays or failures to achieve required regulatory approval, could result in additional out-of-sequence work and increased production costs, as well as delayed deliveries to customers. We and our suppliers have been experiencing supply chain disruptions as a result of global supply chain constraints and labor instability. Supply chain issues could impact overall productivity and may adversely affect our financial condition, results of operations, liquidity and cash flows.
A decrease in customer demand, coupled with the rise of entities purchasing Avcon-modified airplanes and leasing them, may impact our business and operations.
Our aircraft modification business is dependent on customer demand for Avcon modifications. There are several entities that have purchased Avcon-modified planes and leased them as an alternative to potential customers purchasing a modification for their airplane. If customer demand for Avcon modifications decreases generally, from the issues we may face from being able to meet customer demand for new components, or from the leasing of Avcon-modified airplanes offered by other entities, this may adversely affect our financial condition, results of operations, liquidity and cash flows.
We may not carry sufficient insurance for our airplane modification services and liability stemming from these services could adversely affect our business.
We carry minimal amounts of liability insurance covering the Company for providing airplane modification services. We also expressly disclaim all expressed and implied warranties at law in most of our contracts in which we provide airplane modification services. While our airplane modification service contracts specifically disclaim certain warranties, and contain limitations on our liability, courts may still hold us liable for such claims if asserted against us. This may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Cyber security attacks, internal system or service failures, and misappropriation of data or other breaches of information security may adversely impact our business and operations.
We increasingly rely on information technology and other systems, including our own systems and those of service providers and third parties, to manage our business and employee data and maintain and transmit customers’ personal and financial information, payment settlements, and payment funds transmissions. In addition, third-party service providers and other business partners process and maintain our proprietary business information and data. Our collection of such data is subject to extensive regulation by private groups, such as the payment card industry, as well as governmental authorities, including gaming regulatory authorities. Privacy regulations continue to evolve, and we have taken, and will continue to take, steps to comply by implementing processes designed to safeguard the confidential and personal information of our business, employees and customers. Our reliance on information technology and other systems may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
Our information and processes and those of our service providers and other third parties, including our contractors and contractors of our service providers and vendors, are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, Company employees, Company contractors and other third parties including employees and contractors of third-party vendors. The steps we take to deter and mitigate the risks of breaches may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, disclosures, and loss of reputation, potentially impacting our financial results. Compromised security or loss of data or systems may also have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
Further, as cyber-attacks continue to evolve and become more sophisticated, we may incur significant costs in our attempts to modify or enhance our protective measures or investigate or remediate any actual or perceived vulnerability. Increased instances of cyber-attacks may also have a negative reputational impact that may result in a loss of customer confidence. Any failure to prevent or mitigate security breaches or cyber risk could result in interruptions to the services we provide and cause our customers to lose confidence in our products and services. The unauthorized access, acquisition or disclosure of consumer information could compel us to comply with disparate breach notification laws and otherwise subject us to proceedings by governmental entities, including gaming regulatory authorities, or others and substantial legal and financial liability. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position. Cyber-attacks and costs expended on deterrence measures may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could disrupt our business, and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software, or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages, or terrorist attacks. The failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. Moreover, expenditures incurred in implementing cybersecurity and other procedures and controls, including rising insurance costs, could impact our financial condition. Any cybersecurity incident or breach of our data or information systems may adversely affect our financial condition, results of operations, liquidity and cash flows.
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
We have an agreement with DraftKings to facilitate online and mobile sports wagering. In September of 2022, we commenced mobile sports wagering with DraftKings. Our Sports Wagering Management Contract with DraftKings is scheduled to expire in September of 2027. If we cannot renew, we may have to enter into a similar contract with a different service provider. There is no guarantee that we will be able to negotiate favorable terms in any renewal or new contract. Our management contract with the Kansas Lottery also expires in 2027. Uncertainty in the future of Kansas’ sports betting market may interrupt our gaming business operations. In April 2025, the Kansas Legislature included a ban in the state budget bill prohibiting the Kansas Lottery from spending state money on negotiating any renewals, extensions or new contracts with sports wagering managers until July 2026. Termination of our Sports Wagering Management Contract with the State of Kansas or a failure to extend our relationship with DraftKings may adversely affect our financial condition, results of operations, liquidity and cash flows.
There can be no assurance our sports wagering operations will be continuous or remain profitable.
In 2022 Kansas legalized intra-state sports wagering and established extensive state licensing and regulatory requirements governing any such intra-state sports wagering. We offer the sports wagering on behalf of the Kansas Lottery pursuant to state statute and a sports wagering management contract that was effective September of 2022 and has a five-year term.
The Kansas legislature placed a proviso on a budget bill during the 2025 legislative session that restricts the renewal or extension of sports wagering management contracts for the next two years to approval by the legislature. We have no assurances with respect to the renewal or extension of our sports wagering management contract. We launched online and mobile sports wagering applications in the fall of 2022. Our contracted sports wagering platform competes in an evolving and highly competitive market against a number of competitors. The increasingly competitive market may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
Additionally, we have entered into an agreement with sports wagering vendor DraftKings, and may enter into additional agreements with strategic partners and other third-party vendors to provide market access. There can be no assurance that the Kansas audience will continue to engage in sports wagering and online gaming products to the extent that we expect. The success of our sports wagering activity is dependent on a number of additional factors, many of which are beyond our control, including the ultimate revenue share rates and license fees charged by the state of Kansas; our ability to maintain market share in Kansas; the access to online or mobile sports wagering in other states; the timeliness and the technological and popular viability of our products; new technology that may be used to facilitate sports wagering that may better appeal to our customers; our ability to compete with new entrants in the market; changes in consumer demographics and public tastes and preferences; cancellations and delays in sporting seasons and sporting matches as a result of events such as players strikes or lockouts; and the availability and popularity of other forms of entertainment. There can be no assurance that we will be able to compete effectively or that our offerings will be successful and generate sufficient returns on our investment. Any of the factors that impede sports wagering may adversely affect our financial condition, results of operations, liquidity and cash flows.
We are subject to certain change of control restrictions, which could make it more difficult to be acquired.
Some provisions of our Articles of Incorporation, our Bylaws and state of Kansas regulations could make it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock. This includes, but is not limited to, provisions that: provide for a classified Board of Directors (which will remain until the 2027 Annual Meeting of Stockholders), prohibit stockholders from taking action by written consent, and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Kansas law K.S.A. 17-6427 that prohibit us from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met, which could have the effect of delaying or preventing a change of control. In light of the highly regulated nature of our business and the authority of the regulatory agencies that monitor our business to monitor the composition of our shareholders, the Board has consistently believed these restrictions are appropriate. We are subject to the state of Kansas Lottery Gaming Facility management contract approval process. This process requires that any entity or person directly or indirectly owning five percent (5%) of the ownership interest of a management company must be found suitable to be an owner by the state of Kansas. If found unsuitable by any agency, the stockholder must offer all of the interest in Company stock held by such stockholder to the Company for cash at the current market bid price, less a fifteen percent (15%) administrative charge, and the Company must purchase such interest within six months of the offer. These restrictions may result in missed opportunities for the Company and could result in a reduced share price of our common stock, which could harm our business.

Legal and Regulatory Risks
We are subject to significant government regulation and may need to incur significant expenses to comply with new or more stringent government regulation.
Our Aerospace Products business is subject to regulation by the FAA. We manufacture products and parts under FAA Parts Manufacturing Authority requiring qualification and traceability of all materials and vendors used by us. We make aircraft modifications pursuant to the authority granted by Supplemental Type Certificates issued by the FAA. We repair aircraft parts pursuant to the authority granted by our FAA Authorized Repair Station. Before we sell any of our products that are to be installed on an aircraft, they must meet certain standards of airworthiness established by the FAA or the equivalent regulatory agencies in certain other countries. New, more stringent government regulations, or different interpretations of current regulations may be adopted in the future. Changes in the availability of FAA resources to process approvals of modifications, such as a decrease in staffing and experience at FAA certification offices, may adversely affect our business. Changes in the regulations that impact our ability to export modifications may also harm our operations. Likewise, adverse determinations or policy directives from the United States government with respect to controls and classifications of our Avcon Industries, Inc. products could adversely affect the financial condition of the Company. Our failure to comply with applicable regulations could result in the termination of or our disqualification from some of our material contracts, licenses, certificates, authorizations, or approvals, which could have a material adverse effect on our operations and financial condition. Related costs of compliance with, or liability for violations of, existing or future regulations may adversely affect our financial condition, results of operations, liquidity and cash flows.
The online gaming industry is heavily regulated and the Company’s failure to obtain or maintain applicable licensure or approvals, or otherwise comply with applicable requirements, could be disruptive to our business and could adversely affect our operations.
We are subject to regulation in connection with our management of a State of Kansas-owned Lottery Gaming Facility. Kansas gaming authorities may require our management personnel, the Company and the managing subsidiaries, and key personnel of all entities to maintain a state-issued license or undergo background checks. Each State Gaming Agency has broad discretion in granting, renewing, and revoking licenses. Obtaining such licenses and approvals could be time consuming and may be unsuccessful or involve considerable expense, which could adversely affect our ability to successfully operate our business. Further, the failure of the Company or key personnel to obtain or retain a license could have a material adverse effect on the Company or on its ability to obtain or retain these licenses in other jurisdictions. Such licensing requirements may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
Our present and future stockholders are, and will continue to be, subject to review by regulatory agencies. We are subject to the Lottery Gaming Facility management contract approval process in the state of Kansas. This process requires that any entity or person directly or indirectly owning five percent (5%) of the ownership interest of a management company must be found suitable to be an owner by the state of Kansas. If found unsuitable by any agency, the stockholder must offer all of the interest in Company stock held by such stockholder to the Company for cash at the current market bid price, less a fifteen percent (15%) administrative charge, and the Company must purchase such interest within six months of the offer. The stockholder is required to pay all costs of investigation with respect to a determination of his, her or their suitability. Any such forced sale may negatively affect the trading price and liquidity of our shares. In addition, regardless of ownership, each member of the Board of Directors and certain officers of the Company are subject to a finding of suitability by any Agency on a regular basis. If a Board member or officer were found unsuitable, we may be forced to dissociate with such person. Such forced dissociation may adversely affect our financial condition, results of operations, liquidity and cash flows.
Gaming regulation and law is evolving, which may adversely affect our business.
Gaming management operations are and will be subject to extensive gaming laws and regulations, many of which were recently adopted and have not been the subject of definitive interpretations and are still subject to proposed amendments and regulation. The political and regulatory environment in which the Company is and will be operating with respect to gaming activities is dynamic and rapidly changing. For example, in April 2025, the Kansas Legislature included a ban in the state budget bill prohibiting the Kansas Lottery from spending state money on negotiating any renewals, extensions or new contracts with sports wagering operators until July 2026.

Some legislative efforts seek to enact a smoking ban that would impact our casino facility. Smoking is permitted in Native American casinos in the State of Kansas and in casinos in neighboring states. Such a ban, if enacted, would put us at a competitive disadvantage and may adversely affect our operations. Additionally, certain political efforts seek a significant regulatory change for Native American gaming that, if enacted, could lead to Native American casino gaming over the internet throughout the state. Propositions have also been made that would make it easier for Native American tribes to place land into trust that would enable the tribes to conduct gaming operations. Additional gaming would increase competition for discretionary income from our gaming patrons. The State of Kansas may enact new legislation involving the expansion of gaming including with respect to internet and mobile gaming. Furthermore, regulatory costs may continue to rise. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or proposed products and services or increase our expenses in providing these products and services. Adoption or changes in gaming laws and regulations could adversely affect our financial condition, results of operations, liquidity and cash flows.
We are subject to extensive taxation policies, which could adversely affect our business.
The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. If such an increase were to be enacted, our ability to incur additional indebtedness in the future to finance casino development projects could be materially adversely affected. Additionally, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. The Boot Hill Casino, pursuant to its Management Contract extension with the State of Kansas, pays a total revenue share of 29% of gross legacy gaming revenue (sports wagering revenue share is 10% to the State). The Boot Hill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $2.7 million during fiscal year ended April 30, 2025. On December 15, 2024, the tax rate to the state increased by 2% and we begin our second 15-year management contract for traditional gaming at Boot Hill Casino. Such taxes and expenses may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
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
Our ability to manage and grow our business and to execute our business strategy is dependent, in part, on the continued availability of financing. Access to financing may be limited by various factors, including the condition of overall credit markets, the current high interest rate environment, general economic factors, state of the aviation or gaming industry, our financial performance, and credit ratings. Financing may not continue to be available to us on favorable terms, or at all. If we are unable to obtain additional capital when required, or on satisfactory terms, we may be precluded from maintaining or enhancing our properties, taking advantage of future opportunities, growing our business, acquiring new properties, or responding to competitive pressures. Our dependence on financing may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
We may be required in the future to record impairment losses related to assets we currently carry on our balance sheet.
We own and distribute aircraft parts and components. Recurring losses in certain operations could require us to evaluate the recoverability of the carrying value of the related assets and recognize an impairment charge through earnings to reduce the carrying value. In addition, if aircraft for which we offer replacement parts, components, or supply maintenance services are retired and there are fewer aircraft that require these parts or services, our revenues in the future may decline from historical trends. Such losses may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.

We evaluate intangible assets for impairment annually during the fourth quarter and in any interim period in which circumstances arise that indicate our intangible asset may be impaired. Indicators of impairment include, but are not limited to, the loss of significant business or significant adverse changes in industry or market conditions. No events occurred during the periods presented indicating the existence of an impairment with respect to our intangible assets. Preparation of forecasts for use in the long-range plan and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders and general market conditions. Significant changes in these forecasts or the discount rate selected could affect the estimated fair value and could result in an impairment charge in a future period. Significant changes in forecasts or the selected discount rate may also have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
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
Risks Related to our Stock
Because our common stock is deemed a “penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.
Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the common stock increases so that it no longer qualifies as a “penny stock,” if ever, trading in the common stock is subject to the penny stock rules of the Exchange Act. Those rules require broker-dealers, before effecting transactions in any penny stock, to:
•Deliver to the customer, and obtain a written receipt for, a disclosure document;
•Disclose certain price information about the stock;
•Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•Send monthly statements to customers with market and price information about the penny stock; and
•In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.
Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future. Such penny stock rules may also have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
We may conduct a reverse stock split, which could expose us to certain risks.
The possibility of the Company undergoing a reverse stock split has been discussed at prior annual meetings as a means to increase the common stock share price. We operate in competitive industries and the Company must consider all strategies to increase our common stock share price for stockholders. A reverse stock split and subsequent increase in the common stock price could elicit a positive market reaction and attract new investors to the Company. There are also risks with a reverse stock split. The market could react negatively to the consolidation and our common stock could come under renewed selling pressure, which would negatively affect the trading price of our common stock. A reverse stock split may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
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
Climate change, inclement weather, natural or human-caused disasters and other conditions could seriously disrupt our business and operations.
Our Company and our customers are vulnerable to the increasing impact of climate change. Climate change may increase the severity or frequency of extreme weather conditions. Volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes, tornadoes, storms and other weather-related disasters. Natural or human-caused disasters or other catastrophic events could adversely impact our business and operating results. Such events could lead to the loss of use of one or more of the facilities for which we provide management services for an extended period of time and disrupt our ability to attract customers to our gaming facilities. Such events could also result in loss or damage to employee homes or inability to relocate key employees. Additionally, damage from severe weather to our aircraft modification facilities could have an adverse impact on our business if we are unable to continue performing aircraft modifications. Our gaming operations are subject to the weather and other conditions that could disrupt or reduce the number of customers who visit our casino. If weather conditions limit access to our casino or otherwise adversely impact our ability to operate our casino at full capacity, our revenue could suffer, which may adversely affect our operations and cash flows. We also face risks that the weather and other conditions could adversely affect the local industries in Dodge City, Kansas, where the Boot Hill Casino is located. The local economy in Dodge City is primarily fueled by the agriculture, meat processing and oil and gas industries. In the event the weather or other conditions severely disrupt these industries, we could see a reduction in the number of customers who visit our casino, which may adversely affect our financial condition, results of operations, liquidity and cash flows.
Rising inflation has increased costs related to materials and labor, which has adversely impacted our operational capacity and lowered profitability.
The Bureau of Labor Statistics reported that the Consumer Price Index increased 2.4 percent in 2025 thus far. Many of our operating expenses are sensitive to increases in inflation including equipment prices, fuel costs, and employee-related costs. Insurance costs have also significantly increased with most major carriers. Furthermore, current inflationary pressures may increase costs for materials, supplies, and services. Rising inflation may also drive demand for increases in compensation for employees, which may result in increased labor costs. With increasing costs, we may have to increase our prices to maintain the same level of profitability. If we are unable to increase our prices sufficiently to offset increasing expenses, then inflation may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.
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
Butler Machine, LLC, dba KC Machine, has an office and manufacturing operations at 505 S McCleary Rd, Excelsior Springs, Missouri in a 15,456 square foot owned facility on which a 2,902 square foot expansion is currently in process.
Avcon Industries, Inc. is located at 714 North Oliver Road, Newton, Kansas, in a 47,000 square foot leased facility with hangar and office space at the municipal airport in Newton, Kansas. In addition, Avcon Industries, Inc. owns a 12,000 square foot hangar and office space at the municipal airport in Newton, Kansas. In April of 2025, Avcon purchased a 33,600 square foot manufacturing and office space building improvement at the Newton Airport at 532 N. Oliver, Newton, Kansas on which the land is leased from the City of Newton/Harvey County, Kansas.
Professional Services
BHCMC, LLC is located at 4000 W. Comanche in Dodge City, Kansas in a 60,000 square foot owned building known as the Boot Hill Casino facility.
BHCMC, LLC has an administration center located at 2601 N. 14th Avenue in Dodge City, Kansas in a 29,000 square foot owned facility.
Management believes our properties have been well-maintained, are suitable and adequate for us to operate at present levels, and the current productive capacity. The utilization of these facilities is appropriate for our existing real estate requirements. However, significant increases in customer orders, changes in product lines, and/or future acquisitions may require expansion of our current properties or the addition of new properties.
Item 3.    LEGAL PROCEEDINGS
As of June 23, 2025, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.
Item 4.    MINE SAFETY DISCLOSURES.
Not applicable.
PART II
Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
COMMON STOCK (BUKS)
(a)Market Information: Our shares are exclusively quoted on OTCQX platform under the symbol “BUKS”.
The range of the high and low bid prices per share of the common stock, for fiscal years 2025 and 2024, as reported by OTC Markets Group, is set forth below. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2025		Year Ended April 30, 2024
	Low	High	Low	High
First quarter	$0.81	$0.95	$0.66	$0.84
Second quarter	$0.90	$1.44	$0.57	$0.84
Third quarter	$1.25	$1.98	$0.64	$0.82
Fourth quarter	$1.30	$1.84	$0.74	$0.93
(b)Holders: As of June 23, 2025, there were approximately 947 holders of record of our common stock. Based on Broadridge data, we estimate an additional 1,300 Non-Objecting Beneficial Owners (NOBOs). The number of

Objecting Beneficial Owners (OBOs) is not known, and therefore the total number of beneficial holders may be significantly higher. The price of the stock as of June 23, 2025 was approximately $1.52 per share.
(c)Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.
SECURITIES CONVERTIBLE TO COMMON STOCK
As of June 23, 2025, there were no convertible preferred shares or convertible debenture notes outstanding.
STOCK REPURCHASE PROGRAM
In December 2016, the Board of Directors approved a common stock repurchase program. The program was established for the purpose of enabling the Company to flexibly repurchase its own shares in consideration of factors such as opportunities for strategic investment, the Company’s financial condition and the price of its common stock as part of improving capital efficiency. In July 2023, the Board of Directors approved an increase in the size of the Company’s common stock repurchase program from $4 million to $9 million. In October 2024, the Board of Directors approved an increase in the size of the Company’s common stock repurchase program from $9 million to $11 million. In June 2025, the Board of Directors approved an increase in the size of the Company’s common stock repurchase program from $11 million to $15 million. The program is currently authorized through April 15, 2027.
The table below provides information with respect to common stock purchases by the Company during the quarter ended April 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$11,000
Shares purchased prior to January 31, 2025	11,530,519	$0.69	11,530,519	$3,039
Month ended February 28, 2025 (a)	266	$1.79	266	$3,015
Month ended March 31, 2025 (a)	455,880	$1.66	455,880	$3,014
Month ended April 30, 2025 (a) (b)	15,153	$1.63	15,153	$2,274
Total	12,001,818	$0.73	12,001,818
(a)These shares of common stock purchased were purchased through private transactions.
(b)The approximate dollar value of shares that may yet be purchased under the plans or programs at April 30, 2025 does not include the additional $4 million increase in the size of the Company's common stock repurchase program that the Board of Directors approved in June 2025.
Item 6.    RESERVED
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management Discussion and Analysis (MD&A) is intended to help the reader understand our results of operations and financial condition for fiscal years 2025 and 2024 by discussing principle factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of the Company and its wholly-owned subsidiaries and affiliates. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements.

Our fiscal year ends on April 30th. Fiscal years 2025 and 2024 consisted of 52 weeks and ended on April 30, 2025 and April 30, 2024, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.
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
Management is focused on increasing long-term shareholder value from increased cash generation, earnings growth, and prudently managing capital expenditures. We plan to do this by continuing to drive increased revenues from product and service innovations, strategic acquisitions, and targeted marketing programs. Specifically, we actively work in the Aerospace Products segment to develop and promote new STC-approved airplane modifications and derivatives of our proprietary gun control design to open new market opportunities. In the Professional Services segment, we look for new ways to provide an enjoyable and entertaining experience to attract patrons to the gaming facility.
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
Results Overview
Our fiscal 2025 revenue increased 7% to $84.0 million compared to $78.4 million in fiscal 2024. In fiscal 2025 the Professional Services revenue decreased less than 1% primarily due to a decrease in casino gaming revenue, offset by an increase in sportsbook revenue. There was an increase of 15% in the Aerospace Products revenue in fiscal 2025 which can be attributed to targeted marketing efforts for our new STC’s and special mission products.
Our fiscal 2025 net income was $12.6 million compared to net income of $12.5 million in fiscal 2024. Earnings per share was $0.19 for fiscal 2025 compared to $0.18 in fiscal 2024. We continue focusing on our margin expansion initiatives, including efficiencies in our implementation of improved operational processes and controlling general and administrative expenses. We have made a deliberate shift toward higher-margin product lines and improved operational alignment. We expanded our fabrication capabilities through the new facility in Newton, Kansas, and continued growth at our KC Machine location. At the same time, we’re optimizing our workforce by balancing production between Newton and New Century to address labor availability and demand. As a result, the fiscal 2025 operating income was $16.8 million, an increase of 27% from $13.2 million in fiscal 2024. This represents an operating margin of 20% in fiscal 2025, compared to 17% in fiscal 2024 (operating income as a percentage of revenue), an increase of approximately 18%.

RESULTS OF OPERATIONS
Fiscal 2025 compared to Fiscal 2024

(dollars in thousands)	2025	Percent of Total Revenue	2024	Percent of Total Revenue	Percent Change 2024-2025
Revenue:
Professional Services	$38,267	46%	$38,640	49%	(1%)
Aerospace Products	45,701	54%	39,736	51%	15%

Total revenues	83,968	100%	78,376	100%	7%

Costs and expenses:
Cost of professional services	16,031	19%	15,761	20%	2%
Cost of aerospace products	29,890	36%	28,711	37%	4%
Marketing and advertising	3,717	4%	5,009	6%	(26%)
General, administrative and other	17,503	21%	15,656	20%	12%

Total costs and expenses	67,141	80%	65,137	83%	3%
Operating income	$16,827	20%	$13,239	17%	27%
Revenue
Revenue increased to $84.0 million in fiscal 2025, compared to $78.4 million in fiscal 2024. See “Operations by Segment” below for a discussion of the primary reasons for the increase in revenue.
Professional Services derives its revenue from professional management services in the gaming industry through Butler National Service Corporation (“BNSC”) and BHCMC, LLC (“BHCMC”). Prior to the closure of BCS Design, Inc. (“BCS”) in January 2024, the Professional Services segment also included architectural and management support services. Revenue from Professional Services decreased by less than 1% to $38.3 million in fiscal 2025 compared to $38.6 million in fiscal 2024. Sports wagering through the DraftKings sports wagering platform brought in $5.8 million of revenue during fiscal 2025 compared to $4.6 million in fiscal 2024. Traditional casino gaming revenue decreased $1.5 million.
Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for aircraft and military vehicles. Aerospace Products revenue increased by 15% to $45.7 million in fiscal 2025 compared to $39.7 million in fiscal 2024. The increase in revenue is primarily due to an increase in the aircraft modification business of $4.5 million and an increase in special mission electronics of $0.8 million.
Costs and expenses
Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.
Costs and expenses increased 3% in fiscal 2025 to $67.1 million, compared to $65.1 million in fiscal 2024. The increase was primarily driven by higher labor costs and increased costs of aerospace products, reflecting higher sales in the Aerospace Products segment. This was partially offset by a $1.3 million decrease in marketing and advertising expenses. Costs and expenses represented 80% of total revenue in fiscal 2025, compared to 83% in fiscal 2024. This represents an operating margin of 20.0% in fiscal 2025, compared to 16.9% in fiscal 2024 (operating income as a percentage of revenue), an increase of approximately 18%.
Costs of Professional Services increased 2% in the year ended April 30, 2025, to $16.0 million compared to $15.8 million in the year ended April 30, 2024. Costs were 42% of Professional Services revenue in the year ended April 30, 2025, as compared to 41% of Professional Services revenue in the year ended April 30, 2024. The increase is directly related to an increase in labor costs.
Costs of Aerospace Products increased 4% in the year ended April 30, 2025, to $29.9 million compared to $28.7 million for the year ended April 30, 2024. The increase is directly related to an increase in material and labor costs, impacted by our increased sales. Costs were 65% of Aerospace Products revenue in the year ended April 30, 2025, as compared to 72% of total revenue in the year ended April 30, 2024, reflecting increased efficiencies of our engineering and fabrication leading to improved operating profit margins.
While we continue to work to control costs, with the sales growth and expansion of aircraft modification installations at the New Century facility, the need for parts fabrication exceeded our existing shop capacity in Newton, Kansas. In response, in April, 2025, we purchased a building adjacent to our Newton airport campus for the primary purpose to expand our internal fabrication capabilities.
Marketing and advertising expenses decreased 26% to $3.7 million in fiscal 2025, from $5.0 million in fiscal 2024. Costs were 4% of total revenue in the year ended April 30, 2025 as compared to 6% of total revenue in the year ended April 30, 2024. The decrease in fiscal 2025 is due to a change in marketing strategy and methods to attract customers, with less focus on various media advertising and more focus on loyalty based promotions. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.
General, administrative and other expenses increased 12% to $17.5 million in fiscal 2025, from $15.7 million in fiscal 2024. Costs were 21% of total revenue in the year ended April 30, 2025, compared to 20% of total revenue in the year ended April 30, 2024. The increase is primarily due to greater depreciation as a result of increased fixed assets, higher insurance premium costs, and higher administrative and overhead labor costs in fiscal 2025.
Other income (expense)
Other income (expense) was ($0.1) million in fiscal 2025 compared to $3.5 million in fiscal 2024, a change of $3.6 million from fiscal 2024 to fiscal 2025. Interest expense was ($2.2) million in fiscal 2025 and ($2.4) million in fiscal 2024. Gain on sale of assets was $1.6 million in fiscal 2025 compared to $5.7 million in fiscal 2024. Interest income was $0.5 million in fiscal 2025 and $0.3 million in fiscal 2024.
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
The following table presents a summary of our operating segment information for fiscal years 2025 and 2024:

(dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Percent Change 2024-2025
Professional Services
Revenue
Boot Hill Casino	$38,267	100%	$38,577	100%	(1%)
Other Professional Services	-	0%	63	0%	(100%)
Revenue	38,267	100%	38,640	100%	(1%)

Costs of Professional Services	16,031	42%	15,761	41%	2%
Expenses	13,094	34%	14,162	37%	(8%)
Total costs and expenses	29,125	76%	29,923	77%	(3%)
Professional Services operating income	$9,142	24%	$8,717	23%	5%

(dollars in thousands)	2025	Percent of Revenue	2024	Percent of Revenue	Percent Change 2024-2025
Aerospace Products
Revenue	$45,701	100%	$39,736	100%	15%

Costs of Aerospace Products	29,890	65%	28,711	72%	4%
Expenses	8,126	18%	6,503	16%	25%
Total costs and expenses	38,016	83%	35,214	89%	8%

Aerospace Products operating income	$7,685	17%	$4,522	11%	70%
Professional Services
Revenue from Professional Services decreased less than 1% to $38.3 million in fiscal 2025 from $38.6 million in fiscal 2024. Sports wagering through the DraftKings sports wagering platform brought in $5.8 million of revenue during fiscal 2025 compared to $4.6 million during fiscal 2024. Furthermore, traditional casino gaming revenue decreased $1.5 million due to a decrease in patron visits. We believe the decline of traditional casino gaming revenue was due primarily to economic factors impacting the region surrounding our casino in southwest Kansas. Factors influencing the local economy in the region surrounding our casino operations include reduced shifts and/or wages for Dodge City-based cattle processors and meat packing employees, increased inflation and drought conditions. Additionally, in December 2024, the revenue share paid to the State of Kansas under our Management Agreement increased by two percent. Our revenue is determined after the revenue share is distributed to the state and mandated regulatory expenses are paid.
The other Professional Services revenue of $63 in fiscal 2024 was from architectural services. Management dissolved the architecture business in January 2024.
Costs increased 2% in fiscal 2025 to $16.0 million compared to $15.8 million in fiscal 2024. Costs were 42% of segment total revenue in fiscal 2025, compared to 41% of segment total revenue in fiscal 2024. The increase is directly related to an increase in labor costs.
Expenses decreased 8% in fiscal 2025 to $13.1 million compared to $14.2 million in fiscal 2024. Expenses were 34% of segment total revenue in fiscal 2025, compared to 37% of segment total revenue in fiscal 2024. The decrease is due primarily to a decrease in marketing and advertising expenses, with less focus on various media advertising and more focus on loyalty based promotions.
Aerospace Products
Revenue increased 15% to $45.7 million in fiscal 2025 compared to $39.7 million in fiscal 2024. This increase was primarily due to an increase in our aircraft modification business of $4.5 million and an increase in special mission electronics of $0.8 million. The development of new STC’s and our marketing efforts in both domestic and international markets supported the increase.
During fiscal year 2025, we obtained new approvals for airplane modification including special configurations of the Avcon Special Mission Pod, the Avcon King Air Nose Extension, multiple configurations of sensor arrays on a King Air used for environmental research, and various provisions that may be installed to hang on the wing (hardpoints) of the Learjet Model 60, among other approvals. These products provide a foundation for sales and modifications in the future.
The $0.8 million increase in revenue with respect to special mission electronics is related to additional orders, which is also reflected in the increased backlog. We are focused on identifying and acquiring the staffing to efficiently decrease backlog. We continue to look at process opportunities to enhance the cable fabrication process in our expansion of that business. Additionally, special mission electronics delivered the first 20 new M134 Gun Control Units.
Costs increased 4% to $29.9 million in fiscal 2025 compared to $28.7 million in fiscal 2024. This increase is directly related to the increase in material and labor costs associated with higher revenues. Costs were 65% of segment total revenue in fiscal 2025, compared to 72% of segment total revenue in fiscal 2024, reflecting increased efficiencies of our engineering and fabrication labor leading to improved operating profit margins.
Expenses increased 25% in fiscal 2025 to $8.1 million compared to $6.5 million in fiscal 2024. Expenses were 18% of segment total revenue in fiscal 2025, compared to 16% of segment total revenue in fiscal 2024. The increase is primarily due to higher insurance premium costs, higher administrative and overhead labor costs, and greater depreciation as a result of increased fixed assets in fiscal 2025.
Outlook
Our outlook is dependent on a number of external factors, including U.S. and global financial and economic conditions, consumer confidence and strength of the U.S. economy, inflation, changes in regulatory conditions and international trade relations, including higher tariffs, labor availability, the disposable income of our patrons visiting or placing wagers through the Boot Hill Casino and Resort, and supply chain constraints. The potential impact of these factors on our operations, financial performance and financial condition, as well as the impact on our ability to successfully execute our business strategies and initiatives, remains difficult to predict.
The U.S. government has made significant changes in U.S. trade policy, including the imposition on April 2, 2025, of a baseline tariff of 10% on product imports from almost all countries and individualized higher tariffs on certain other countries. These changes in U.S. trade policy and tariffs have impacted demand for our services and could have a material adverse effect on our operating results, including as a result of the possibility of higher inflation, an economic slowdown or general economic uncertainty. Many of our operating expenses are sensitive to increases in inflation including equipment prices, fuel costs, and employee-related costs. Insurance costs have also significantly increased with most major carriers. Furthermore, the market is currently experiencing inflationary pressures that may increase costs for materials, supplies, and services. Rising inflation may also drive employee demand for increases in compensation which may result in increased labor costs. With costs increasing, we may have to increase our prices to maintain the same level of profitability.
With respect to Professional Services, we anticipate the impact of decreased cattle processing and meat packing operations near our Boot Hill Casino and Resort in Dodge City, Kansas will likely continue through fiscal year 2026 and put downward pressure on Professional Services revenue originating from traditional table games.
With respect to Aerospace Products, we continue to enjoy a strong backlog, especially with respect to special mission electronics. However, we have experienced and anticipate continuing to experience vigorous competition for skilled technicians and fabrication labor. We believe labor costs in Aerospace Products will continue to rise.
Liquidity and Capital Resources (in thousands, except where expressed in millions)
Overview
Butler National is a holding company. Our ability to fund our obligations depends on existing cash on hand, cash flow from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources have been cash on hand, cash flow from operations, borrowings under our lines of credit and notes payable (as further described below) and proceeds from the issuance of debt and equity securities. We assess liquidity in terms of the ability to generate cash or obtain financing in order to fund operating, investing and debt service requirements. Our primary ongoing cash requirements include the funding of operations, capital expenditures, acquisitions and other investments in line with our business strategy and debt repayment obligations and interest payments. Our strategy has been to maintain moderate leverage and substantial capital resources in order to take advantage of opportunities, to invest in our businesses and develop new streams of income that may be profitable. As such, we have continued to invest in developing and marketing new aircraft modifications and marketing new STCs. We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have expressed an interest in funding our working capital needs to continue our operational growth in 2025 and beyond.
Notes Payable and Lines of Credit
At April 30, 2025, the Company has a $2 million line of credit with Kansas State Bank in the form of a promissory note with an interest rate of 8.4%. The unused line at April 30, 2025 was $2 million. There were no advances made on the line of credit during the year ended April 30, 2025. The line of credit is due on demand and is secured by a first and second position on all assets of the Company.

One note payable with Academy Bank, N.A. had a balance of $27.4 million at April 30, 2025, secured by all of BHCMC’s assets and compensation under the State management contract with an interest rate of 5.32% payable over seven years with an initial twenty-year amortization and a balloon payment of $20.7 million in December 2027. A second note payable with Academy Bank, N.A. had a balance of $4.6 million at April 30, 2025, and is secured by all of BHCMC’s assets and compensation under the State management contract with an interest rate of 5.75%. This note matures in October 2026. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash. We are in compliance with these covenants at April 30, 2025.
At April 30, 2025, there was a note payable with Bank of America, N.A. with a balance of $627. The interest rate on this note is SOFR plus 1.75%. The loan is secured by buildings and improvements having a net book value of $624. This note matures in March 2029.
At April 30, 2025, there was a note payable with Patriots Bank with an interest rate of 4.35% with a balance of $720. This loan is secured by aircraft security agreements with a net book value of $460. This note matures in March 2029.
At April 30, 2025, there is a note payable with an interest rate of 8.13% with a balance of $24 secured by equipment with a net book value of $20. This note matures in October 2025.
We are compliant with the covenants and obligations of each of our notes as of April 30, 2025, and June 23, 2025.
Cashflow Summary
Our use of cash in the last fiscal year is in line with our overall fiscal strategy to use moderate leverage to facilitate growth in existing businesses and to develop new streams of income. During fiscal 2025 our cash position increased by $7.4 million. Net income was $12.6 million.
Operating Activities
Cash flows from operating activities provided $18.4 million. Non-cash activities consisting of depreciation and amortization contributed $6.7 million, deferred compensation contributed $320, stock awarded to director contributed $61, supplemental type certificates work in progress adjustment contributed $529 and gain on sale of assets $1.6 million. Deferred income taxes decreased our cash position by $157. Accounts receivable and inventories decreased our cash position by $91 and $1.4 million, respectively. Accounts payable and accrued liabilities increased our cash position by $3.3 million and $731, respectively. Contract asset and lease liability increased our cash position by $819 and $220, respectively. Contract liability and prepaid expenses decreased our cash position by $392 and $77, respectively. Other liabilities increased our cash position by $309. Income taxes payable and gaming facility mandated payment decreased our cash position by $3.4 million and $158, respectively.
Investing Activities
Cash used in investing activities was $5.4 million. This was an increase of $4.3 million from last year. The increase was primarily attributable to the higher proceeds from the sale of airplanes in fiscal year 2024. We invested $1.6 million towards STCs, $1.6 million on a building and improvements, $2.8 million on the purchase of an airplane and airplane upgrades and $2.3 million on equipment and furnishings. We received $294 in proceeds from the sale of airplanes, $1.1 million in proceeds from the sales of land, and $1.5 million in proceeds from the sale of a product line.
Financing Activities
Cash used in financing activities was $5.6 million. This was a decrease of $5.1 million from last year. This use of cash was primarily attributable to $2 million in borrowing of long-term debt offset by the Company repurchasing $2.3 million of Company stock. Further, our uses consisted of repayments on our debt of $5.0 million and a reduction of our lease liability by $268. The stock acquired was placed in treasury.
Capital Expenditures
The Company anticipates capital expenditures in fiscal year 2026 to be approximately $12.5 million, consisting of $5 million on STCs, $4.5 million on equipment, and $3.0 million on buildings and improvements. The Company’s estimate is subject to adjustment based on market conditions and management’s discretion. We are in the process of moving our aircraft modification fabrication facilities to our newly acquired Newton, Kansas building, and we plan to acquire additional tooling/equipment to enhance our internal fabrication capabilities. We anticipate our cash balance will be sufficient to cover cash requirements through the current fiscal year.
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
Effect if Actual Results Differ From Assumptions
Management reviews the inventory balance on an annual basis to determine whether any additional write-downs are necessary. Following the write-down of the inventory as discussed above, we believe this inventory is stated at net realizable value at April 30 2025, although an unanticipated lack of demand for aircraft or spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued at April 30, 2025.
Long-lived Assets
Methodology
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10, Impairment or Disposal of Long-Lived Assets. ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses the recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.
Judgment and Uncertainties
In years that management performs a qualitative assessment we consider the following qualitative factors: general economic conditions in the markets served by the segment, relevant industry-specific performance statistics, and forecasted results of operations.
For the quantitative impairment tests, management estimated the fair value of the long-lived asset group using an income methodology based on management’s estimates of forecasted undiscounted cash flows over the estimated life of the assets. Changes in these estimates and assumptions could materially affect the results of our impairment testing.
An impairment loss is recognized for any excess of the carrying amount of the estimated undiscounted cash flows over the remaining life of the assets. No impairment charges were recorded in the fiscal year ended April 30, 2025.
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
The Financial Statements of the Registrant are set forth on pages 38 through 61 of this report.
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
In connection with the preparation of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2025.
Internal Control Over Financial Reporting
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2025.
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
Changes in Internal Control Over Financial Reporting
There were no material changes in the Company internal controls over financial reporting during the three months ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.    OTHER INFORMATION
During the quarter ended April 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement" as each term is defined in Item 408(a) of Regulation S-K.
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
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information about our common stock that may be issued under our equity compensation plan as of April 30, 2025.

Plan Category	Securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price per share	Securities available for future issuance
Equity compensation plans approved by security holders	-	-	4,173,866
Equity compensation plans not approved by security holders	-	-	-

Total	-	-	4,173,866
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
(a)Documents Filed as Part of Form 10-K Report.
(1)Financial Statements:
All other financial statements and schedules not listed have been omitted because the required information is inapplicable or the information is presented in the financial statements or related notes.
(2)Exhibits Index:

No.	Description
3.1	Articles of Incorporation, as amended and restated, incorporated by reference to Exhibit A of our Form DEF 14A filed on December 26, 2001 (File No. 000-01678).

3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.1 of our Form 8-K dated October 30, 2024 (File No. 000-01678).

4.1	Description of Securities, incorporated by reference to Exhibit 4.3 of our Form 10-K filed on July 15, 2022 for the period ended April 30, 2022 (File No. 000-01678).

10.1
Lottery Gaming Facility Management Contract between the State of Kansas and Butler National Service Corporation, approved by the Kansas Racing and Gaming Commission on December 8, 2008, incorporated by reference to Exhibit 10.6 of our Form 10-Q for the period ended July 31, 2012 (File No. 000-01678).

10.2
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

10.4
Third Amendment to the Lottery Gaming Facility Management Contract between the State of Kansas, BNSC, and BHCMC effective December 15, 2019, incorporated by reference to Exhibit 10.2 of our Form 8-K dated December 9, 2019 (File No. 000-01678).

10.5
Written Consent for Renewal of the Lottery Gaming Facility Management Contract between the State of Kansas, BNSC and BHCMC effective December 15, 2019, incorporated by reference to Exhibit 10.3 of our Form 8-K dated December 9, 2019 (File No. 000-01678).

10.6
Sports Wagering Management Contract between Butler National Service Corporation, BHCMC, LLC and the Kansas Lottery approved August 18, 2022, incorporated by reference to Exhibit 10.1 of our Form 8-K dated August 18, 2022 (File No. 000-01678).

10.7	Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed September 29, 2016 (File No. 000-01678).

10.1	Loan Agreement dated December 17, 2020 by BHCMC, L.L.C., BHCRE LLC, and Academy Bank, N.A., incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on March 12, 2021 (File No. 000-16780).

10.11	Loan Modification Agreement dated October 18, 2021 between BHCMC, L.L.C. and Academy Bank N.A., incorporated by reference to Exhibit 10.2 of our Form 8-K filed on October 20, 2021.

10.12	Butler National Corporation 2025 Annual Cash Bonus Plan, incorporated by reference to Exhibit 10.1 of our Form 8-K dated January 7, 2025 (File No. 000-01678).*

10.13
Form of Restricted Stock Agreement under the Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of our Form 8-K dated January 7, 2025 (File No. 000-01678).*

14	Standards of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of the Company's Form 8-K filed September 29, 2022 (File No. 000-01678).

19	Butler National Corporation Amended and Restated Insider Trading Policy.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accountants RBSM LLP.

31.1	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Annual Report on Form 10-K for the year ended April 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language) includes; (i) Consolidated Balance Sheets as of April 30, 2025 and 2024; (ii) Consolidated Statements of Operations for the years ended April 30, 2025 and 2024; (iii) Consolidated Statements of Stockholders' Equity for the years ended April 30, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the years ended April 30, 2025 and 2024, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
*Relates to management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 3, 2025
BUTLER NATIONAL CORPORATION
/s/ Christopher J. Reedy
Christopher J. Reedy,
President, Chief Executive Officer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher J. Reedy	President, Chief Executive Officer and Secretary, and Director	July 3, 2025
Christopher J. Reedy	(Principal Executive Officer)

/s/ Adam B. Sefchick	Vice President and Chief Financial Officer	July 3, 2025
Adam B. Sefchick	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey D. Yowell	Executive Chairman of the Board and Director	July 3, 2025
Jeffrey D. Yowell

/s/ Julie M. Bowen	Director	July 3, 2025
Julie M. Bowen

/s/ Joseph P. Daly	Director	July 3, 2025
Joseph P. Daly

/s/ John M. Edgar	Director	July 3, 2025
John M. Edgar

/s/ David B. Hayden	Director	July 3, 2025
David B. Hayden

/s/ Michael A. Loh	Director	July 3, 2025
Michael A. Loh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Butler National Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Butler National Corporation and Subsidiaries (collectively, the “Company”) as of April 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Description of the Matter
Revenue Recognized Over Time on Certain Aerospace Contracts
As described in Notes 1 and 2 to the consolidated financial statements, for certain aerospace contracts, the Company recognizes revenue over time on aerospace contracts for services rendered. Pursuant to ASC 606, “Revenue”, the Company elected the input method (efforts-expended method: incurred labor hours used). The labor hours incurred is a measure that reflects the proportion actually transferred into the control of the customer.
The Company’s net revenue for the year ended April 30, 2025 was approximately $84.0 million, of which approximately $26.6 million (32%) is recognized over time. Under the efforts-expended method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as labor hours are incurred. Management performs detailed quarterly reviews of such contracts. The contract terms generally range from one to twelve months.
The principal considerations for our determination that performing procedures relating to estimated costs at contract completion for certain aerospace contracts is a critical audit matter are that there was significant judgment by management when developing the estimated labor hours and costs at completion. Margins on fixed-price development contracts are inherently uncertain in that revenue is fixed while the estimates of costs required to complete these contracts are subject to variability. The operational and technical complexities of fixed-price contracts create financial risk.
This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to the estimated labor hours and costs at completion for certain of these contracts. The Company estimates the percentage completed based on actual direct labor hours spent compared to estimated direct labor hours and applying this completion percentage to the entire contract.
How We Addressed the Matter in Our Audit
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the cost estimates for fixed-price aerospace contracts included the following, among others:
•Gaining an understanding of controls relating to the revenue recognition process, including controls over the completeness and accuracy of estimated costs at completion and ensuring that the ASC 606, “Revenue” 5-step model criteria were met.
•We evaluated the appropriateness and consistency of management’s methods used in developing its estimates. This included evaluating and understanding management’s process for developing estimates of total estimated costs at completion for a sample of contracts. This included testing the completeness and accuracy of labor costs incurred to date and evaluating the reasonableness of significant estimates used by management, including labor costs, and considering factors that could affect the accuracy of those estimates for the sample contracts selected.
•We evaluated the reasonableness of judgments made and significant assumptions used by management relating to key cost and schedule estimates.
•We inquired of project management, and others directly involved with the execution of contracts to evaluate project status which may affect total estimated costs to complete. Evaluating the reasonableness of the significant assumptions used involved assessing management’s ability to reasonably estimate costs at completion by (i) assessing the reasonableness of estimates of total labor costs at completion in comparison to actual total labor costs incurred to date (ii) assessing the reasonableness of the estimated labor rate, and (iii) obtaining an understanding of the contract and the performance obligations to test the allocation of the total transaction price to the performance obligation in the contract.
•We performed retrospective reviews when evaluating the thoroughness and precision of management’s estimation process by comparing actual outcomes to previous estimates, the related financial statement impact, and evaluating key judgements made by management when determining the timing of changes to key estimates.

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

Houston, TX

July 3, 2025
PCAOB ID 587

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2025 AND 2024
(in thousands, except per share data)

	April 30, 2025	April 30, 2024
ASSETS
CURRENT ASSETS:
Cash	$25,226	$17,792
Accounts receivable, net	5,867	5,776
Inventory, net	10,924	9,522
Contract asset	2,993	3,812
Prepaid expenses and other current assets	1,771	1,694
Income tax receivable	531	-
Total current assets	47,312	38,596

LEASE RIGHT-TO-USE ASSET, net	3,367	2,892

PROPERTY, PLANT AND EQUIPMENT, net	60,256	59,587

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $12,145 at April 30, 2025 and $11,810 at April 30, 2024)	9,237	9,762

OTHER ASSETS:
Other assets (net of accumulated amortization of $12,461 at April 30, 2025 and $13,041 at April 30, 2024)	1,050	1,219
Deferred tax asset, net	2,076	1,919
Total other assets	3,126	3,138
Total assets	$123,298	$113,975

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,623	$5,291
Current maturities of long-term debt	5,287	4,866
Current maturities of lease liability	121	25
Contract liability	5,530	5,922
Gaming facility mandated payment	1,688	1,846
Compensation and compensated absences	2,663	1,932
Income tax payable	-	2,842
Other current liabilities	502	193
Total current liabilities	24,414	22,917

Long-term debt, net of current maturities	29,870	33,244
Lease liability, net of current maturities	3,900	3,373
Total long-term liabilities	33,770	36,617
Total liabilities	58,184	59,534

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
$1,000 Class B, 6%, convertible cumulative, liquidation and redemption value $1,000, no shares issued and outstanding	-	-
Common stock, par value $.01: Authorized 100,000,000 shares, issued 79,772,345 shares, and outstanding 67,180,527 shares at April 30, 2025 and issued 79,646,211 shares, and outstanding 68,770,856 shares at April 30, 2024	798	796
Capital contributed in excess of par	14,247	13,866
Treasury stock at cost, 12,591,818 shares at April 30, 2025 and 10,875,355 shares at April 30, 2024	(9,458)	(7,197)
Retained earnings	59,527	46,976
Total stockholders' equity	65,114	54,441
Total liabilities and stockholders' equity	$123,298	$113,975
The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2025 AND 2024
(in thousands, except per share data)

	2025	2024
REVENUES:
Professional services	$38,267	$38,640
Aerospace products	45,701	39,736
Total revenues	83,968	78,376

COSTS AND EXPENSES:
Cost of professional services	16,031	15,761
Cost of aerospace products	29,890	28,711
Marketing and advertising	3,717	5,009
General, administrative and other	17,503	15,656
Total costs and expenses	67,141	65,137

OPERATING INCOME	16,827	13,239

OTHER INCOME (EXPENSE):
Interest expense	(2,177)	(2,447)
Interest income	506	305
Gain on sale of airplanes	248	4,169
Gain on sale of land and buildings	274	1,490
Gain on sale of product line	1,040	-
Total other income (expense)	(109)	3,517

INCOME BEFORE INCOME TAXES	16,718	16,756

PROVISION FOR INCOME TAXES
Provision for income taxes	4,167	4,244
NET INCOME	$12,551	$12,512

BASIC EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$0.19	$0.18

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	67,819,328	70,435,752

DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$0.19	$0.18

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	67,835,577	70,435,752
The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2025 AND 2024
(dollars in thousands)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC
Balance, April 30, 2023	80,871,211	$808	$13,647	3,979,522	$(2,138)	$34,464	$46,781

Stock repurchase	-	-	-	6,895,833	(5,059)	-	(5,059)

Stock award to director	300,000	3	219	-	-	-	222

Deferred compensation, restricted stock	(1,525,000)	(15)	-	-	-	-	(15)

Net Income	-	-	-	-	-	12,512	12,512

Balance, April 30, 2024	79,646,211	796	13,866	10,875,355	(7,197)	46,976	54,441

Stock repurchase	-	-	-	1,716,463	(2,261)	-	(2,261)

Stock award to directors	39,430	1	61	-	-	-	62

Deferred compensation, restricted stock	86,704	1	320	-	-	-	321

Net Income	-	-	-	-	-	12,551	12,551

Balance, April 30, 2025	79,772,345	$798	$14,247	12,591,818	$(9,458)	$59,527	$65,114
The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2025 AND 2024
(dollars in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,551	$12,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,744	6,068
Stock awarded to director	61	222
Deferred income tax expense (benefit)	(157)	(446)
Gain on sale of airplanes	(248)	(4,169)
Gain on sale of land and buildings	(274)	(1,490)
Gain on sale of product line	(1,040)	-
Supplemental type certificates work in progress adjustment	529	-
Deferred compensation, restricted stock	320	(15)

Changes in operating assets and liabilities:
Accounts receivable	(91)	(1,983)
Inventory	(1,402)	(1,047)
Contract asset	819	(1,919)
Prepaid expenses and other assets	(77)	1,838
Accounts payable	3,332	(29)
Contract liability	(392)	(109)
Lease liability	220	186
Accrued liabilities	731	(4,790)
Gaming facility mandated payment	(158)	116
Income tax payable	(3,373)	2,614
Other liabilities	309	(21)
Net cash provided by operating activities	18,404	7,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,259)	(8,740)
Proceeds from sale of airplanes	294	4,904
Proceeds from sale of land and buildings	1,050	2,710
Proceeds from sale of product line	1,500	-
Net cash used in investing activities	(5,415)	(1,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	2,016	-
Repayments of long-term debt	(5,042)	(5,295)
Payments on right-to-use liability	(268)	(263)
Repurchase of common stock	(2,261)	(5,059)
Net cash used in financing activities	(5,555)	(10,617)

NET INCREASE (DECREASE) IN CASH	7,434	(4,205)

CASH, beginning of year	17,792	21,997

CASH, end of year	$25,226	$17,792

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,201	$2,454
Income taxes paid	$7,697	$2,075

NON CASH INVESTING AND FINANCING ACTIVITY:
Lease right-to-use assets purchased	$672	$-
Lease liability for purchase of assets under lease	$672	$-

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
1.     NATURE OF OPERATIONS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements include the accounts of Butler National Corporation (“BNC”) and its wholly-owned active subsidiaries, Avcon Industries, Inc., Butler Machine, LLC, BCS Design, Inc., Butler National Service Corporation, Butler National Corporation-Tempe, Butler Avionics, Inc., Butler National, Inc., Butler Temporary Services, Inc., Kansas International Corporation, Kansas International DDC, LLC, and BHCMC, LLC (“BHCMC”) (collectively, The Company). These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”), expressed in U.S. dollars. All amounts are in thousands, except share and par values, unless otherwise noted. All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year end of the Company is April 30.
Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas and New Century, Kansas facilities. Modifications include structural and electrical system conversions for aircraft special mission operations that provide for aerial photography, search and rescue, environmental and other aviation-based research, air ambulance, target towing and intelligence surveillance reconnaissance (“ISR”), among other unique operational capabilities. Butler Machine, LLC is a provider of high-quality precision machine parts. Butler Avionics, Inc. sells, integrates and installs avionics equipment (airplane radio equipment) and supports Avcon Industries with mission systems integrations. Butler National, Inc. acquires airplanes, principally Learjets and King Air airplanes, to refurbish and sell. Butler Temporary Services, Inc. processes Company payroll. Kansas International Corporation and Kansas International DDC, LLC own property. Butler National Corporation-Tempe is primarily engaged in the manufacture of electronics for control systems and ruggedized cabling and test equipment used by commercial and military operators. Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988. Butler National Service Corporation and BHCMC provide management services for the Boot Hill Casino under a management agreement with the State of Kansas. BCS Design, Inc. provided professional architectural services, and was closed in January 2024.
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
b) Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. Significant estimates include assumptions about collection of accounts receivable, the valuation and recognition of stock-based compensation expense, valuation and obsolescence of inventory, valuation for deferred tax assets and useful life of fixed assets.
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

d) Property and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Depreciation expense was $4,569 for the year ended April 30, 2025 and $4,110 for the year ended April 30, 2024. Depreciation expense is included in cost of sales and general and administrative costs.

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
e) Long-Lived Assets: The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10, Impairment or Disposal of Long-Lived Assets. ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.
f) Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $7,884 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417, which was sold on January 30, 2025. The other asset account also includes miscellaneous other assets of $127 in the year ended April 30, 2025 and $128 in the year ended April 30, 2024. BHCMC expected the $5,500 privilege fee to have a value over the life of the initial Management Contract with the State of Kansas which ended in December 2024. The State of Kansas approved the renewal management contract for our Professional Services company BNSC assumed by BHCMC. The renewal took effect December 15, 2024, and will continue another 15 years, until 2039. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. Amortization relating to other assets in the year ended April 30, 2025 and 2024 was $837 and $751, respectively.
Other assets net values are as follows:

(dollars in thousands)	2025	2024

Privilege fee	$5,500	$5,500
Less amortized costs	5,500	5,218
Privilege fee balance	$-	$282

Intangible gaming equipment	$7,884	$7,215
Less amortized costs	6,961	6,406
Intangible gaming equipment balance	$923	$809

JET autopilot intellectual property	$-	$1,417
Less amortized costs	-	1,417
JET autopilot intellectual property balance	$-	$-

Miscellaneous other assets	$127	$128

g) Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized over seven years. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. Amortization relating to STCs in the year ended April 30, 2025 was $1,209, and $529 of prior capitalized costs with certain STCs, recorded within work in progress in the prior fiscal year, were expensed in fiscal 2025. Amortization relating to STCs in the year ended April 30, 2024 was $1,207.
h) Revenue Recognition: ASC Topic 606, Revenue from Contracts with Customers
Under ASC 606, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. To achieve this core principle, the Company applies the following five steps:
1)Identify the contract, or contracts, with a customer
A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.
2)Identification of the performance obligations in the contract
At contract inception, an entity shall assess the goods or services promised in a contract with a customer and shall identify as a performance obligation each promise to transfer to the customer. Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.
3)Determination of the transaction price
The transaction price is the amount that an entity allocates to the performance obligations identified in the contract and, therefore, represents the amount of revenue recognized as those performance obligations are satisfied. The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer.
4)Allocation of the transaction price to the performance obligations in the contract
Once a contract and associated performance obligations have been identified and the transaction price has been determined, ASC 606 requires an entity to allocate the transaction price to each performance obligation identified. This is generally done in proportion to the standalone selling prices of each performance obligation (i.e., on a relative standalone selling price basis). As a result, any discount within the contract generally is allocated proportionally to all the separate performance obligations in the contract. The Company is applying the right to invoice practical expedient to recognize revenue. As a result, the entity bypasses the steps of determining the transaction price, allocating that transaction price and determining when to recognize revenue as it will recognize revenue as billed by multiplying the price assigned to the good or service, by the units.
5)Recognition of revenue when, or as, we satisfy a performance obligation
Revenue is recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. Control transfers either over time or at a point in time. Revenue is recognized when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Aircraft modifications are performed under fixed-price contracts unless modified with a change order. Significant payment terms are generally included in these contracts, requiring a 25% to 50% down payment on arrival of the aircraft and include milestone payments throughout the project. Typically, contracts are less than one year in duration. Revenue from fixed-priced contracts is recognized on the percentage-of-completion method, measured by the direct labor incurred compared to total estimated direct labor. Direct labor best represents the progress on a contract as it directly correlates to the overall progress on the work to be performed.
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
k) Gaming Facility Mandated Payment: Boot Hill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $2,684 and $2,436 in the fiscal year ended April 30, 2025 and 2024, respectively.
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
The computation of the Company basic and diluted earnings per common share is as follows:

(in thousands, except share and per share data)	2025	2024

Net income attributable to Butler National Corporation	$12,551	$12,512
Weighted average common shares outstanding	67,819,328	70,435,752
Dilutive effect of unvested restricted stock	16,249	-
Weighted average common shares outstanding, assuming dilution	67,835,577	70,435,752
Potential common shares if all options were exercised and shares issued	67,835,577	70,435,752
Basic earnings per common share	$0.19	$0.18
Diluted earnings per common share	$0.19	$0.18
n) Stock-based Compensation: The Company accounts for stock-based compensation under ASC 718, Accounting for Stock-Based Compensation. These standards define a fair value based method of accounting for stock-based compensation. The cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. For Restricted Stock, fair value is based on the closing price of our common stock on the grant date. Compensation expenses, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period. The requisite service period of the awards is generally the same as the vesting period.
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

We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2025 and 2024, we had $2,514 and $1,955, respectively in bank deposits that exceeded the federally insured limits.
q) The Company accounts for leases in accordance with ASC 842, Leases. The Company has only operating leases, which are recorded on the consolidated balance sheets as a right-of-use (ROU) asset and a corresponding lease liability. Lease liabilities are measured at the present value of fixed lease payments over the lease term, discounted using the rate implicit in the lease, if readily determinable, or the Company’s incremental borrowing rate.
Lease liabilities are increased by interest and reduced by lease payments each period. ROU assets are amortized over the lease term. For operating leases, the combination of interest on the lease liability and amortization of the ROU asset results in straight-line lease expense recognized over the lease term. Variable lease costs are recognized in the period in which the obligation is incurred.
The Company has elected the short-term lease exemption permitted under ASC 842 and does not recognize ROU assets or lease liabilities for leases with initial terms of 12 months or less. Rent expense for such leases is recognized on a straight-line basis over the lease term.
Lease modifications or extensions are assessed to determine whether they represent a separate contract or a change to an existing lease. When a modification does not create a separate lease, the Company remeasures the lease liability using an updated discount rate and adjusts the ROU asset accordingly.
r) Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts. Our financial instruments that are exposed to concentration of credit risk consist primarily of cash and trade receivables. Other than the United States, no country individually accounted for more than 10% of total revenues during fiscal 2025 or 2024.
s) Research and Development: We invested in research and development activities. The amount invested in the year ended April 30, 2025 and 2024 was $952 and $823, respectively.
t) Advertising Costs: Advertising costs include production costs of print, radio, television and other advertisements and are expensed as incurred. Advertising costs were $2,595 and $4,044 in the fiscal year ended April 30, 2025 and 2024, respectively.
u) Segment Information: We operate in two operating segments, aerospace products and professional services. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. Our CODM allocates resources and assesses performance based upon discrete financial information at the segment level. For fiscal 2025, our chief executive officer and chief financial officer together served as CODM for purposes of segment reporting.
v) Business Combinations: We allocate the purchase consideration of acquired companies to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess recorded to goodwill. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, including uncertain tax positions and tax-related valuation allowances, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Operations.
In the event that we acquire a company in which we previously held an equity interest, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the equity investment is recorded as a non-cash gain or loss and recorded within Other income (expense), net on the Consolidated Statements of Operations.
w) Acquisition-Related Intangible Assets: Acquisition-related intangible assets with finite lives are amortized over their estimated useful lives. Goodwill amounts are not amortized. Acquisition-related intangible assets and goodwill are tested for impairment at least annually, and more frequently upon the occurrence of certain events.

x) Treasury Stock: Treasury stock is accounted for using the cost method and recorded as a reduction to Stockholders’ equity on the Consolidated Balance Sheets. Incremental direct costs to purchase treasury stock are included in the cost of the shares acquired.
To determine the cost of treasury stock that is either sold or re-issued, we use the first in, first out method. When treasury stock is re-issued at a price higher than its cost, the increase is recorded in capital contributed in excess of par on the Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the decrease is recorded in capital contributed in excess of par to the extent that there are previously recorded increases to offset the decrease. Any decreases in excess of that amount are recorded in accumulated deficit on the consolidated financial statements.
y) Recent Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with retrospective application to all prior periods presented. We adopted this standard in fiscal year 2025.
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

2.     DISAGGREGATION OF REVENUE:
In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Year Ended April 30, 2025
	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$38,267	$27,217	$65,484
Europe	-	14,257	14,257
Asia	-	3,726	3,726
Australia and Other	-	501	501
	$38,267	$45,701	$83,968

Major Product Lines
Casino Gaming Revenue	$27,919	$-	$27,919
Sportsbook Revenue	5,789	-	5,789
Casino Non-Gaming Revenue	4,559	-	4,559
Other Professional Services	-	-	-
Aircraft Modification	-	29,587	29,587
Aircraft Avionics	-	3,377	3,377
Special Mission Electronics	-	12,737	12,737
	$38,267	$45,701	$83,968

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$26,551	$26,551
Goods or services transferred at a point of sale	38,267	19,150	57,417
	$38,267	$45,701	$83,968

	Year Ended April 30, 2024
	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$38,640	$26,429	$65,069
Europe	-	8,161	8,161
Asia	-	2,108	2,108
Australia and Other	-	3,038	3,038
	$38,640	$39,736	$78,376

Major Product Lines
Casino Gaming Revenue	$29,441	$-	$29,441
Sportsbook Revenue	4,585	-	4,585
Casino Non-Gaming Revenue	4,551	-	4,551
Other Professional Services	63	-	63
Aircraft Modification	-	25,061	25,061
Aircraft Avionics	-	2,722	2,722
Special Mission Electronics	-	11,953	11,953
	$38,640	$39,736	$78,376

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$22,570	$22,570
Goods or services transferred at a point of sale	38,640	17,166	55,806
	$38,640	$39,736	$78,376
3.     ACCOUNTS RECEIVABLE, NET, CONTRACT ASSET AND CONTRACT LIABILITY:
Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	2025	2024
Accounts Receivable, net	$5,867	$5,776
Contract Asset	2,993	3,812
Contract Liability	5,530	5,922
Accounts Receivables, net consist of $5,867 and $5,776 from customers as of April 30, 2025 and 2024 respectively. At April 30, 2025, and 2024, the allowance for doubtful accounts was $83 and $47, respectively.
Contract assets are net of progress payments and performance-based payments from our customers as well as advance payments from customers totaling $2,993 and $3,812 as of April 30, 2025 and 2024. Contract assets decreased $819 during 2025, primarily due to recognizing revenue upon completing the contract performance obligations. There were no significant impairment losses related to our contract assets during 2025 and 2024. We expect to bill our customers for the majority of the April 30, 2025 contract assets during fiscal year end 2026.
Contract liabilities decreased $392 during 2025, primarily due to payments received in excess of revenue recognized on these performance obligations. During 2025, we recognized $4,523 of our contract liabilities at April 30, 2024 as revenue. During 2024, we recognized $4,323 of our contract liabilities at April 30, 2023, as revenue.

4.     INVENTORY
Inventory is comprised of the following, net of the estimate for obsolete inventory of $558 at April 30, 2025 and $360 at April 30, 2024.

	2025	2024
Parts and raw material	$6,238	$6,111
Work in process	4,610	3,349
Finished goods	76	62
Total Inventory, net of allowance	$10,924	$9,522
5.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of the following:

	2025	2024
Land	$3,447	$4,224
Building and improvements	49,753	48,190
Aircraft	8,122	5,599
Machinery and equipment	6,356	7,484
Office furniture and fixtures	15,599	14,389
Leasehold improvements	4,032	4,032
	87,309	83,918
Accumulated depreciation	(27,053)	(24,331)
Total property, plant and equipment	$60,256	$59,587
In September 2024, the Company sold approximately 160 acres of undeveloped land in Kansas for $1.1 million, realizing a $274 gain on the sale in fiscal year 2025.

6.     DEBT:
Principal amounts of debt at April 30, 2025 and 2024, consist of the following (in thousands):

Promissory Notes	2025	2024

Bank line of credit, available LOC $2.0 million interest at 8.4% due on demand, secured by a first and second position on all assets of the Company.	-	-
	$-	$-

Long-Term Debt

Note payable, interest at 7.19%, due November 2029, secured by a single aircraft with a net book value of $2.5 million.	$1,922	$-

Note payable, interest at Secured Overnight Financing Rate (SOFR) plus 1.75% due March 2029, secured by buildings and improvements with a net book value of $624.	627	787

Note payable, interest at 5.32%, this note matures in December 2027, with a balloon payment of $19,250, secured by all of BHCMC's assets and compensation due under the State Management Contract.	27,417	29,167

Note payable, interest at 5.75%, this note matures October 2026, secured by all of BHCMC's assets and compensation due under the State Management Contract.	4,611	7,471

Note payable, interest at 4.35%, due March 2029, secured by Aircraft Security Agreements with a net book value of $460.	720	887

Note payable, interest at 8.13%, due April 2027, secured by equipment with a net book value of $20.	24	34

	35,321	38,346
Less: Origination fees	164	236
	35,157	38,110
Less: Current maturities, net of origination fees	5,287	4,866
	$29,870	$33,244
Maturities of long-term debt are as follows:

Year Ending April 30	Amount
2026	$5,287
2027	4,809
2028	23,741
2029	619
2030	865
Thereafter	-
$35,321

Financial and Other Covenants
We are compliant with the covenants and obligations of each of our notes at April 30, 2025.
7.    LEASE RIGHT-TO-USE:
The Company accounts for its leases under ASU 2016-02 Leases – Topic 842. ASU 2016-02 requires that on the balance sheet a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.
We lease the hangar and office space with initial lease terms of two, five, and fifty years.

	April 30, 2025	April 30, 2024
Finance Lease right-to-use assets	$3,829	$3,781
Less accumulated depreciation	462	889
Total	$3,367	$2,892
Future minimum lease payments for assets under capital leases at April 30, 2025 are as follows:

2026	$273
2027	278
2028	283
2029	287
2030	153
Thereafter	12,579
Total minimum lease payments	13,853
Less amount representing interest	9,832
Present value of net minimum lease payments	4,021
Less current maturities of finance lease liability	121
Finance lease liability, net of current maturities	$3,900

	April 30, 2025	April 30, 2024
Finance lease cost:
Amortization of right-of-use assets	$197	$189
Interest on lease liabilities	220	186
Total finance lease cost	$417	$375

	April 30, 2025	April 30, 2024
Weighted average remaining lease term - Financing leases	38 years	44 years
Weighted average discount rate - Financing leases	5.8%	5.8%

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
$2,860
9.    SALE OF PRODUCT LINE:
On January 30, 2025, the Company completed the sale of its “Jet Autopilot Product Line” for $1.5 million cash, recognizing a gain of $1.0 million on the sale of product line during the year ended April 30, 2025. We included the operating results associated with this business in our aerospace products segment. The Company will continue to perform and transfer services through April 2025.

April 30, 2025
Inventory, net	$460

Machinery and equipment	1,322
Accumulated depreciation	(1,322)
Total property, plant and equipment	-

Other assets	1,417
Accumulated amortization	(1,417)
Other assets, net of accumulated amortization	-
$460

10.    INCOME TAXES:
Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2025 and 2024 are as follows (in thousands):

	April 30, 2025	April 30, 2024
Deferred tax liabilities:
Depreciation and amortization	$(106)	$-
Deferred compensation, restricted stock	(22)	(7)
Total deferred tax liabilities	(128)	(7)

Deferred tax assets:
Depreciation and amortization	-	98
Research and development	1,401	1319
Accounts receivable allowance	22	13
Inventory and other allowances	151	97
Lease right-to-use	184	144
Compensation accruals	200	72
Inventory Capitalization	51	-
Jackpot reserves	195	183
Total deferred tax assets	2,204	1,926

Less valuation allowance	-	-
Net deferred tax asset	$2,076	$1,919
The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	April 30, 2025	April 30, 2024
Statutory federal income tax rate expense	21.00%	21.00%
State income tax, net of federal benefits	5.62%	5.97%
Permanent differences	0.66%	0.63%
Other	(2.15%)	(2.28%)
	25.13%	25.32%

Income tax expense:
Deferred income tax (benefit)	$(157)	$(446)
Current income tax	4,324	4,690
Total income tax expense	$4,167	$4,244
Current income tax expense of $4,324 and $4,690 are comprised of $3,194 and $3,438 in federal income tax and $1,130 and $1,252 in state income tax for the years ended April 30, 2025 and 2024, respectively.
The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its financial condition, results of operations or cashflow. Therefore, no reserve for uncertain income tax position, interest or penalties, have been recorded.
The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. Federal tax examinations for tax years beginning on May 1, 2021 and prior. There are no current tax examinations.

11.    STOCKHOLDERS' EQUITY AND INCENTIVE PLANS:
In November 2016, the shareholders approved and adopted the Butler National Corporation 2016 Equity Incentive Plan. The maximum number of shares of common stock that may be issued under the Plan is 12.5 million.
On April 12, 2019, the Company granted 2.5 million restricted shares to employees. In April 2025, 1,650,000 of those shares became fully vested and non-forfeitable. The remaining 850,000 shares were forfeited. On March 17, 2020, the Company granted 5.0 million restricted shares to employees. These shares have voting rights at date of grant and become fully vested and non-forfeitable on March 16, 2025. The restricted shares were valued at $0.41 per share, for a total of $2.0 million. The deferred compensation related to these grants was expensed on the financial statements over the five-year vesting period.
In October 2023, the Company granted a board member 300,000 shares under the plan. These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $0.74, for a total of $222. The compensation related to this grant was expensed in the year ended April 30, 2024.
In January 2025, the Company granted executive officers 87 thousand shares under the plan as part of the compensation package for non-employee directors. The first installment of these shares vested immediately, the second installment vest on the one-year anniversary and the final installment vest on the two-year anniversary. These shares were valued at $1.73 per share for a total of $150 thousand. The deferred compensation related to these grants will be expensed on the financial statements over the remaining two-year vesting period.
In March 2025, the Company granted five board members a total of 39,430 shares under the plan. These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $1.59 for a total of $63. The compensation related to this grant was expensed in the year ended April 30, 2025.
During the year ended April 30, 2025, no shares were forfeited. During the year ended April 30, 2024, 1,525,000 shares were forfeited. At April 30, 2025, total compensation cost related to nonvested awards not recognized was $100, and the weighted average period over which it is expected to be recognized is less than two years.
During the year ended April 30, 2025, the Company expensed $381. For the year ended April 30, 2024, the Company expensed $634 and received a benefit of $427 from the forfeiture of shares for a net expense of $207.

	Number of Shares	Weighted Average Grant Date Fair Value
Total shares issued (2019 - 2025)	8,326,134	$0.45
Forfeited, in prior periods	(975,000)	$0.40
Forfeited during the year ended April 30, 2024	(1,525,000)	$0.40
Forfeited during the year ended April 30, 2025	-	$-
Total	5,826,134	$0.48
Vested shares	5,768,331	$0.46
Non-vested shares	57,803	$1.73
12.    STOCK REPURCHASE PROGRAM:
In December 2016, the Board of Directors approved a common stock repurchase program. The program was established for the purpose of enabling BNC to flexibly repurchase its own shares in consideration of factors such as opportunities for strategic investment, BNC's financial condition and the price of its common stock as part of improving capital efficiency. In July 2023, the Board of Directors approved an increase in the size of the Company's common stock repurchase program from $4 million to $9 million. In October 2024, the Board of Directors approved an increase in the size of the Company's common stock repurchase program from $9 million to $11 million. In June 2025, the Board of Directors approved an increase in the size of the Company's common stock repurchase program from $11 million to $15 million. The program is currently authorized through April 15, 2027. The total remaining authorization for future common stock repurchases under our share repurchase program was $2.3 million as of April 30, 2025.

The table below provides information with respect to common stock purchases by the Company during the year ended April 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods (a)	3,979,522	$0.42	3,379,522	$7,594
Quarter ended July 31, 2023 (b)	6,863,789	$0.73	6,863,789	$2,560
Quarter ended October 31, 2023 (b)	2,300	$0.73	2,300	$2,558
Quarter ended January 31, 2024 (b)	24,744	$0.73	24,744	$2,540
Quarter ended April 30, 2024 (b)	5,000	$0.79	5,000	$2,536
Quarter ended July 31, 2024 (b)	500,000	$0.93	500,000	$2,071
Quarter ended October 31, 2024 (b)	683,760	$1.31	683,760	$1,172
Increase in program authorization October 2024	-		-	$3,172
Quarter ended January 31, 2025 (b)	71,404	$1.86	71,404	$3,039
Quarter ended April 30, 2025 (b) (c)	461,299	$1.66	461,299	$2,274
Total	12,591,818	$0.73	11,991,818
(a)The total number of shares purchased in prior periods includes 600,000 repurchased in the fiscal year ending April 30, 1998.
(b)These shares of common stock purchased were purchased through private transactions.
(c)The approximate dollar value of shares that may yet be purchased under the plans or programs at April 30, 2025 does not include the additional $4 million increase in the size of the Company's common stock repurchase program that the Board of Directors approved in June 2025.
13.    COMMITMENTS AND CONTINGENCIES:
Litigation:
From time to time, we may be a defendant and/or plaintiff in various other legal proceedings arising in the normal course of our business. We are not currently a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of July 3, 2025, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party averse to our company or has a material interest averse to us.
14.    RELATED-PARTY TRANSACTIONS:
The Company paid consulting fees of $123 and $135 to David Hayden, a director of Butler National Corporation, in the fiscal year ended April 30, 2025 and 2024, respectively.
In October 2023, the Company granted to John M. Edgar, a director, 300,000 shares under the Butler National Corporation 2016 Equity Incentive Plan. These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $0.74, for a total expensed compensation value of $222. The compensation related to this grant was expensed in the year ended April 30, 2024.

Clark D. Stewart and Craig D. Stewart, each formerly directors of the Company, each entered into a Separation and Mutual Release Agreement with the Company, each of the directors, and with the Company's executive officers dated July 20, 2023. Pursuant to the Agreements, in consideration of a mutual general release of claims, Clark D. Stewart and Craig D. Stewart were each paid a lump sum severance benefit, which totaled $2.7 million for Clark D. Stewart and $1.8 million for Craig D. Stewart, and in addition, the Company purchased 3,956,267 shares of Company stock from Clark D. Stewart and 1,933,402 shares of Company stock from Craig D. Stewart at $0.739 per share. The stock acquired was placed in treasury.
Butler National Corporation employed the brother (Wayne Stewart as an engineer) and son-in-law (Jeff Shinkle as an architect) of Clark D. Stewart, former director and CEO. Compensation for these related-persons (as calculated in the same manner as the Summary Compensation table shown in the most recent Proxy Statement) resulted in compensation of $292 and $0 respectively, for fiscal 2025 and $315 and $162, respectively, for fiscal 2024. Mr. Shinkle has not been an employee since the architectural business of the Company’s Professional Services segment was closed in January 2024. Clark D. Stewart has not been an employee since May 2023.
Effective January 2025, Butler National Corporation’s Board of Directors created the position of Executive Chairman to lead the Board and named director, Jeffrey D. Yowell, to the position. Mr. Yowell’s director role as Executive Chairman is to work with and support the corporation’s Chief Executive Officer in day-to-day and strategic responsibilities. In conjunction with Mr. Yowell’s additional responsibilities, the Company compensates Mr. Yowell an additional $160,000 per year in addition to compensation paid to all directors (currently an annual amount equal to $90,000).
The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.
15.    401(k) PROFIT SHARING PLAN:
We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however, there are only two entry dates per calendar year. The Plan may match, subject to the annual approval of the Board of Directors, 100 percent of every pre-tax dollar an employee contributes up to 6 percent of the employee's salary, and a portion of the Company’s profits. Employees are 100 percent vested in the employer's contributions immediately. The contribution expense was $876 and $750 in fiscal year ended April 30, 2025 and 2024, respectively.
16.    SEGMENT REPORTING AND SALES BY MAJOR CUSTOMER:
Industry Segmentation
Current Activities: The Company focuses on two primary activities, Professional Services and Aerospace Products.
Aerospace Products
Aircraft Modifications principally includes the modification of customer owned business-size aircraft with capabilities to perform special missions including provisions for radar systems, aerial photography, search and rescue, environmental research, mapping, ISR, and stability enhancing modifications for Learjet, Textron Beechcraft, and Textron Cessna aircraft along with other specialized modifications. We provide these services through our subsidiary, Avcon Industries, Inc. ("Aircraft Modifications" or "Avcon"). Avcon activities include the high quality precision manufacturing of machine parts at Butler Machine.
Special mission electronics principally includes the manufacture, sale, and service of electronics and accessories for control systems used on commercial and government aircraft and vehicles. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona.
Butler Avionics sells, installs and repairs aircraft avionics equipment (airplane radio equipment and flight control systems). This includes flight display systems that feature intuitive touchscreen controls with large display to give users unprecedented access to high-resolution terrain mapping, graphical flight planning, geo-referenced charting, traffic display, satellite weather and much more. Butler Avionics is also recognized for its troubleshooting. Butler Avionics also supports Avcon Industries with the integration and installation of special mission electronics systems.
Professional Services
Butler National Service Corporation ("BNSC") provides management services to the Boot Hill Casino, a "state-owned casino".

Year Ended April 30, 2025	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$38,267	$29,587	$3,377	$12,737	$-	$83,968
Interest expense	1,809	313	-	49	6	2,177
Depreciation and amortization	3,207	3,256	27	137	117	6,744
Operating income (loss)	9,142	4,415	(306)	5,125	(1,549)	16,827

Year Ended April 30, 2024	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$38,577	$25,061	$2,722	$11,953	$63	$78,376
Interest expense	2,122	229	-	63	33	2,447
Depreciation and amortization	3,014	2,790	20	125	119	6,068
Operating income (loss)	8,916	358	(562)	4,726	(199)	13,239
Our Chief Operating Decision Maker (CODM) uses the segment information above to evaluate performance by operating segment, and does not evaluate operating segments using asset or liability information. Other consists of unallocated corporate expenses that are included as part of the Aerospace Products segment.
Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	2025	2024
Aerospace Products – one customer in 2025 and 2024	14.8%	15.2%
Professional Services	-	-
In fiscal 2025 the Company derived 25.4% of total revenue from five Aerospace customers. The top customer provided 14.8% of total revenue while the next top four customers ranged from 2.0% to 4.0%. At April 30, 2025, we had one customer that accounted for 32.4% of our accounts receivable. In fiscal 2024 the Company derived 28.5% of total revenue from five Aerospace customers. The top customer provided 15.2% of total revenue while the next top four customers ranged from 1.9% to 5.8%. At April 30, 2024, we had one customer that accounted for 42.5% of our accounts receivable.
17.    SUBSEQUENT EVENTS:
Subsequent to April 30, 2025, on June 16, 2025, a plane unrelated to the Company's operations, struck one of the Company's hangars at the New Century, Kansas location. The two occupants of the plane suffered non-life-threatening injuries. Insurance coverage is expected to cover the cost of repairs to the hangar, and the incident is not expected to have a material effect on the operations of the Company.
The Company evaluated its April 30, 2025, consolidated financial statements for subsequent events through July 3, 2025, the filing date of this report. The Company is not aware of any other subsequent events that would require recognition or disclosure in the consolidated financial statements.