Form 10-Q
period 2025-07-31
BUTLER NATIONAL CORP
filed 2025-09-12
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
On September 5, 2025, the Issuer's Common Stock, $0.01 par value, shares outstanding were 64,854,736.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 31, 2025 and April 30, 2025
(in thousands except per share data)

	July 31, 2025	April 30, 2025
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$33,444	$25,226
Accounts receivable, net	7,598	5,867
Inventory, net	10,525	10,924
Contract asset	1,405	2,993
Prepaid expenses and other current assets	1,566	1,771
Income tax receivable	-	531
Total current assets	54,538	47,312

LEASE RIGHT-TO-USE ASSET, net	3,317	3,367

PROPERTY, PLANT AND EQUIPMENT, net	59,764	60,256

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $12,461 at July 31, 2025 and $12,145 at April 30, 2025)	9,528	9,237

OTHER ASSETS:
Other assets (net of accumulated amortization of $12,615 at July 31, 2025 and $12,461 at April 30, 2025)	1,060	1,050
Deferred tax asset, net	2,076	2,076
Total other assets	3,136	3,126
Total assets	$130,283	$123,298

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,419	$8,623
Current maturities of long-term debt	5,346	5,287
Current maturities of lease liability	123	121
Contract liability	4,872	5,530
Gaming facility mandated payment	1,559	1,688
Compensation and compensated absences	2,931	2,663
Income taxes payable	100	-
Other current liabilities	291	502
Total current liabilities	32,641	24,414

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	28,512	29,870
Lease liability, net of current maturities	3,887	3,900
Total long-term liabilities	32,399	33,770
Total liabilities	65,040	58,184

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; no shares issued and outstanding	-	-
Common stock, par value $.01: Authorized 100,000,000 shares, issued 79,866,584 shares, and outstanding 64,854,736 shares at July 31, 2025 and issued 79,772,345 shares, and outstanding 67,180,527 shares at April 30, 2025	799	798
Capital contributed in excess of par	14,343	14,247
Treasury stock at cost, 15,011,848 shares at July 31, 2025 and 12,591,818 shares at April 30, 2025	(13,111)	(9,458)
Retained earnings	63,212	59,527
Total stockholders' equity	65,243	65,114
Total liabilities and stockholders' equity	$130,283	$123,298
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2025 AND 2024
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED
	July 31,
	2025	2024
REVENUE:
Professional Services	$8,811	$9,236
Aerospace Products	11,314	10,592
Total revenues	20,125	19,828

COSTS AND EXPENSES:
Cost of Professional Services	3,912	3,892
Cost of Aerospace Products	6,591	7,474
Marketing and advertising	921	914
General, administrative and other	4,034	4,012
Total costs and expenses	15,458	16,292

OPERATING INCOME	4,667	3,536

OTHER INCOME (EXPENSE):
Interest expense	(523)	(565)
Interest income	171	106
Total other income	(352)	(459)

INCOME BEFORE INCOME TAXES	4,315	3,077

PROVISION FOR INCOME TAXES:
Provision for income taxes	630	831

NET INCOME	$3,685	$2,246

BASIC EARNINGS PER COMMON SHARE	$0.06	$0.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	66,922,924	68,738,247

DILUTED EARNINGS PER COMMON SHARE	$0.06	$0.03

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	66,922,924	68,738,247
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 2025 AND 2024
(dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2024	79,646,211	$796	$13,866	10,875,355	$(7,197)	$46,976	$54,441

Stock repurchase	-	-	-	500,000	(464)	-	(464)

Deferred compensation, restricted stock	-	-	69	-	-	-	69

Net Income	-	-	-	-	-	2,246	2,246

Balance, July 31, 2024	79,646,211	$796	$13,935	11,375,355	$(7,661)	$49,222	$56,292
	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2025	79,772,345	$798	$14,247	12,591,818	$(9,458)	$59,527	$65,114

Stock repurchase	-	-	-	2,414,250	(3,653)	-	(3,653)

Restricted stock forfeited	-	-	10	5,780	-	-	10

Stock awarded to directors	42,515	1	62	-	-	-	63

Deferred compensation, restricted stock	51,724	-	24	-	-	-	24

Net Income	-	-	-	-	-	3,685	3,685

Balance, July 31, 2025	79,866,584	$799	$14,343	15,011,848	$(13,111)	$63,212	$65,243
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2025 AND 2024
(in thousands)
(unaudited)

	THREE MONTHS ENDED
	July 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,685	$2,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,703	1,596
Stock awarded to directors	63	-
Deferred compensation, restricted stock	34	69

Changes in operating assets and liabilities:
Accounts receivable	(1,731)	(1,550)
Inventory	399	(107)
Contract assets	1,588	1,436
Prepaid expenses and other assets	205	(154)
Accounts payable	8,796	(446)
Contract liability	(658)	2,116
Lease liability	56	50
Accrued liabilities	268	11
Gaming facility mandated payment	(129)	(365)
Income tax payable	631	(2,077)
Other liabilities	(211)	127
Net cash provided by operating activities	14,699	2,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,438)	(1,182)
Net cash used in investing activities	(1,438)	(1,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,323)	(1,199)
Repayments on right-to-use lease liability	(67)	(66)
Repurchase of common stock	(3,653)	(464)
Net cash used in financing activities	(5,043)	(1,729)

NET INCREASE IN CASH	8,218	41

CASH, beginning of period	25,226	17,792

CASH, end of period	$33,444	$17,833

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$522	$568
Income taxes paid	$-	$2,908

NON CASH INVESTING AND FINANCING ACTIVITY:
Lease right-of-use assets purchased	$-	$672
Lease liability for purchase of assets under lease	$-	$672
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)
1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2025. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2025 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2026.
Certain reclassifications within the condensed financial statement captions have been made to maintain consistency in presentation between years. These reclassifications have no impact on the reported results of operations. Financial amounts are in thousands of dollars except per share amounts.
2. Net Income Per Share: Butler National Corporation (the “Company”) follows ASC 260 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings per share would be excluded.
3. Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At July 31, 2025 and April 30, 2025, we had $3,355 and $2,514, respectively in bank deposits that exceeded the federally insured limits.
4. Revenue Recognition: ASC Topic 606, Revenue from Contracts with Customers
Under ASC 606, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. To achieve this core principle, the Company applies the following five steps:
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
Gaming revenue is the gross gaming win as reported by the Kansas Lottery casino reporting systems, less the mandated payments by and for the State of Kansas. Electronic games-slots and table games revenue is the aggregate of gaming wins and losses. Liabilities are recognized for chips and “ticket-in, ticket-out” coupons in the customers' possession, and for accruals related to anticipated payout of progressive jackpots. Progressive gaming machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are deducted from revenue as the value of jackpots increase. Effective September 1, 2022, sports wagering became legal in the State of Kansas. The Company is currently managing sports wagering through DraftKings sports wagering platform. The Company shares a percentage of the gross sports wagering win with its platform partner. Cash collections owed to DraftKings are recorded in accounts payable within our our consolidated balance sheets and totaled $16.0 million and $6.7 million as of July 31, 2025 and April 30, 2025, respectively. Revenue from Gaming Management and other Corporate/Professional Services is recognized as the service is rendered. Food, beverage, and other revenue is recorded when the service is received and paid.

5. Disaggregation of Revenue
In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended July 31, 2025			Three Months Ended July 31, 2024
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$8,811	$8,233	$17,044	$9,236	$6,367	$15,603
Europe	-	1,256	1,256	-	3,535	3,535
Asia	-	1,742	1,742	-	455	455
Australia and Other	-	83	83	-	235	235
	$8,811	$11,314	$20,125	$9,236	$10,592	$19,828

Major Product Lines
Casino Gaming Revenue	$6,483	$-	$6,483	$7,081	$-	$7,081
Sports Wagering Revenue	1,287	-	1,287	1,007	-	1,007
Casino Non-Gaming Revenue	1,041	-	1,041	1,148	-	1,148
Professional Services	-	-	-	-	-	-
Aircraft Modification	-	5,642	5,642	-	7,106	7,106
Aircraft Avionics	-	1,437	1,437	-	461	461
Special Mission Electronics	-	4,235	4,235	-	3,025	3,025
	$8,811	$11,314	$20,125	$9,236	$10,592	$19,828

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$5,080	$5,080	$-	$6,080	$6,080
Goods or services transferred at a point of sale	8,811	6,234	15,045	9,236	4,512	13,748
	$8,811	$11,314	$20,125	$9,236	$10,592	$19,828

6. Accounts receivable, net, contract asset and contract liability
Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	July 31, 2025	April 30, 2025
Accounts Receivable, net	$7,598	$5,867
Contract Asset	1,405	2,993
Contract Liability	4,872	5,530
Accounts receivable, net consist of $7,598 and $5,867 from customers as of July 31, 2025 and April 30, 2025, respectively. At July 31, 2025 and April 30, 2025, the allowance for doubtful accounts were $80 and $83, respectively
Contract assets are net of progress payments and performance based payments from our customers totaling $1,405 and $2,993 as of July 31, 2025 and April 30, 2025, respectively. Contract assets decreased $1,588 during the three months ended July 31, 2025, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the three months ended July 31, 2025. There were no significant impairment losses related to our contract assets during the three months ended July 31, 2025. We expect to bill our customers for the majority of the July 31, 2025 contract assets during fiscal year 2026.
Contract liabilities decreased $658 during the three months ended July 31, 2025, primarily due to the revenue recognized on these performance obligations being more than the payments received.
7. Inventory
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
Inventory is comprised of the following, net of the estimate for obsolete inventory of $558 at July 31, 2025 and $558 at April 30, 2025.

	July 31, 2025	April 30, 2025
Parts and raw material	$5,897	$6,238
Work in process	4,553	4,610
Finished goods	75	76
Total Inventory, net of allowance	$10,525	$10,924
8. Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	July 31, 2025	April 30, 2025
Land	$3,447	$3,447
Building and improvements	49,753	49,753
Aircraft	8,122	8,122
Machinery and equipment	6,667	6,356
Office furniture and fixtures	15,954	15,599
Leasehold improvements	4,032	4,032
	87,975	87,309
Accumulated depreciation	(28,211)	(27,053)
Total property, plant and equipment	$59,764	$60,256
Property and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Depreciation expense was $1,208 for the three months ended

July 31, 2025 and $1,075 for the three months ended July 31, 2024. Depreciation expense is included in cost of sales and general and administrative costs.

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
9. Use of Estimates:
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
10. Research and Development:
We invested in research and development activities. The amount invested in the three months ended July 31, 2025 and 2024 was $262 and $220, respectively.
11. Debt:
At July 31, 2025 , the Company has a line of credit with Kansas State Bank in the form of a promissory note with an interest rate of 8.4% totaling $2.0 million. The unused line at July 31, 2025 is $2.0 million. There were no advances or payments made on the line of credit during the quarter ended July 31, 2025. The line of credit is due on demand and is secured by a first and second position on all assets of the Company.
On November 25, 2024, the Company entered into a note agreement with Simmons Bank for $2.0 million with an interest rate of 7.19% payable over five years. At July 31, 2025, the loan balance of $1.86 million is secured by a single aircraft with a net book value of $2.38 million.
The first note with Academy Bank, N.A. for $27.0 million secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.25% payable over seven years with an initial twenty-year amortization and a balloon payment of $19.25 million in December 2027. The second note with Academy Bank, N.A. for $3.9 million is secured by all of BHCMC's assets and compensation under the State management contract with an interest rate of 5.75% payable in full over five years. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash.
At July 31, 2025, there is a note payable with Bank of America, N.A. with a balance of $587. The interest rate on this note is at SOFR plus 1.75%. The loan is secured by buildings and improvements having a net book value of $611. This note matures in March 2029.
At July 31, 2025, there is a note payable with Patriots Bank with an interest rate of 4.35% totaling $678. This loan is secured by aircraft security agreements with a net book value of $414. This note matures in March 2029.

At July 31, 2025, there is a note payable with an interest rate of 8.13% totaling $21 secured by equipment with a net book value of $18. This note matures in October 2025.
The Company is compliant with the covenants and obligations of each of our notes as of July 31, 2025, and September 11, 2025.
12. Other Assets:
The other asset account includes assets of $5.5 million related to the Kansas Expanded Lottery Act Management Contract privilege fee, $8.0 million of gaming equipment we were required to pay for ownership by the State of Kansas Lottery and miscellaneous other assets of $127. BHCMC expects the $5.5 million privilege fee to have a value over the remaining life of the Management Contract with the State of Kansas. The State of Kansas approved the renewal management contract for our Professional Services company BNSC assumed by BHCMC. The renewal took effect December 15, 2024, and will continue another 15 years to 2039. Gaming equipment includes a Managers Certificate asset which is amortized over a period of three years based on the estimated useful life of gaming equipment.
13. Stock Options and Incentive Plans:
In November 2016, the shareholders approved and adopted the Butler National Corporation 2016 Equity Incentive Plan. The maximum number of shares of common stock that may be issued under the Plan is 12.5 million.
On April 12, 2019, the Company granted 2.5 million restricted shares to employees. In April 2024, 1.65 million of those shares became fully vested and non-forfeitable. The remaining $850 shares were forfeited. On March 17, 2020, the Company granted 5.0 million restricted shares to employees. These shares have voting rights at date of grant and fully vested on March 16, 2025. The restricted shares were valued at $0.41 per share, for a total of $2.0 million. The deferred compensation related to these grants was expensed on the financial statements over the five-year vesting period.
In January 2025, the Company granted 86,704 shares under the plan. The first installment of these shares vested immediately, the second installment vests on the one-year anniversary and the final installment vests on the two-year anniversary. These shares were valued at $1.73 per share for a total of $150. The deferred compensation related to these grants will be expensed on the financial statements over the remaining two-year vesting period.
In March 2025, the Company granted five board members a total of 39,430 shares under the plan. These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $1.59 for a total of $63. The compensation related to this grant was expensed in the year ended April 30, 2025.
In May 2025, the Company granted 51,724 shares under the plan. The first installment of these shares vests on the one-year anniversary, the second installment vests on the two-year anniversary and the final installment vests on the three-year anniversary. These shares were valued at $1.45 per share for a total of $75. The deferred compensation related to these grants will be expensed on the financial statements over the remaining two-year vesting period.
In July 2025, the Company granted five board members a total of 42,515 shares under the plan. These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $1.47 for a total of $63. The compensation related to this grant was expensed in the quarter ended July 31, 2025.

During the quarter ended July 31, 2025, 5,780 shares were forfeited. During the quarter ended July 31, 2024, no shares were forfeited. For the three months ended July 31, 2025 the Company expensed $42 and received a benefit from the forfeiture of shares of $8, for a net expense of $34. For the three months ended July 31, 2024, the Company expensed $69.

	Number of Shares	Weighted Average Grant Date Fair Value
Total shares issued	8,420,373	$0.46
Forfeited, in prior periods	(2,500,000)	$0.40
Forfeited, during the year ended April 30, 2025	-	$-
Forfeited, during the three months ended July 31, 2025	(5,780)	$1.73
Total	5,914,593	$0.49
Vested shares	5,810,846	$0.47
Non-vested shares	103,747	$1.59
14. Stock Repurchase Program:
In December 2016, the Board of Directors approved a common stock repurchase program. The program was established for the purpose of enabling Butler National Corporation (BNC) to flexibly repurchase its own shares in consideration of factors such as opportunities for strategic investment, BNC's financial condition and the price of its common stock as part of improving capital efficiency. In July 2023, the Board of Directors approved an increase in the size of the Company's common stock repurchase program from $4 million to $9 million. In October 2024, the Board of Directors approved an increase in the size of the Company's common stock repurchase program from $9 million to $11 million. In June 2025, the Board of Directors approved an increase in the size of the Company's common stock repurchase program from $11 million to $15 million. Subsequent to the quarter ended July 31, 2025, in August 2025, the Board of Directors approved the closure of the 2016 Stock Repurchase Program and established a new $5 million 2025 Stock Repurchase Program that is authorized through April 2027.
Prior to its closure in August 2025, the total remaining authorization for future common stock repurchases under the 2016 Stock Repurchase Program share repurchase program was $2.6 million as of July 31, 2025.
The table below provides information with respect to common stock purchases by the Company through July 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods	10,275,355	$0.63	10,275,355	$2,536
Quarter ended July 31, 2024 (a)	500,000	$0.93	500,000	$2,071
Quarter ended October 31, 2024 (a)	683,760	$1.31	683,760	$1,172
Increase in program authorization in October 2024	-		-	$3,172
Quarter ended January 31, 2025 (a)	71,404	$1.86	71,404	$3,039
Quarter ended April 31, 2025 (a)	461,299	$1.66	461,299	$2,274
Increase in program authorization in June 2025	-		-	$6,274
Quarter ended July 31, 2025 (a)	2,414,250	$1.51	2,414,250	$2,631
Total	14,406,068	$0.86	14,406,068
(a)These shares of common stock were purchased through a private transaction

15. Lease Right-to-Use:
We lease hangars and office space with initial lease terms of two, five, and fifty years.

July 31, 2025
Lease right-to-use assets	$3,829
Less accumulated depreciation	512
Total	$3,317
Future minimum lease payments for assets under finance leases at July 31, 2025 are as follows:

2026	$274
2027	279
2028	284
2029	275
2030	126
Thereafter	12,548
Total minimum lease payments	13,786
Less amount representing interest	9,776
Present value of net minimum lease payments	4,010
Less current maturities of lease liability	123
Lease liability, net of current maturities	$3,887
Finance lease costs at July 31, 2025 and July 31, 2024 are as follows:

	July 31, 2025	July 31, 2024
Finance lease cost:
Amortization of right-of-use assets	$50	$48
Interest on lease liabilities	56	50
Total finance lease cost	$106	$98

	July 31, 2025	July 31, 2024
Weighted average remaining lease term - Financing leases (in years)	38	38
Weighted average discount rate - Financing leases	5.9%	5.9%
16. Segment Reporting and Sales by Major Customer:
Industry Segmentation
Current Activities - The Company focuses on two primary activities, Professional Services and Aerospace Products.
Aerospace Products:
Aircraft Modifications principally includes the modification of customer owned business-size aircraft with capabilities to perform special missions including provisions for radar systems, aerial photography, search and rescue, environmental research, mapping, intelligence surveillance reconnaissance (ISR), and stability enhancing modifications for Learjet, Textron Beechcraft, and Textron Cessna aircraft along with other specialized modifications. We provide these services through our subsidiary, Avcon Industries, Inc. (“Aircraft Modifications” or “Avcon”). Avcon activities include the high quality precision manufacturing of machine parts at Butler Machine, LLC (doing business as “KC Machine”).

Special mission electronics principally includes the manufacture, sale, and service of electronics and accessories for control systems used on commercial and government aircraft and vehicles. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona.
Butler Avionics sells, installs and troubleshoots aircraft avionics equipment (airplane radio equipment and flight control systems). This includes flight display systems that feature intuitive touchscreen controls with large display to give users unprecedented access to high-resolution terrain mapping, graphical flight planning, geo-referenced charting, traffic display, satellite weather and much more. Butler Avionics is also recognized for its troubleshooting. Butler Avionics also supports Avcon with the integration and installation of special mission electronics systems.
Professional Services:
Butler National Service Corporation (“BNSC”) and its wholly owned subsidiary BHCMC, LLC provide management services to the Boot Hill Casino, a “state-owned casino”.

Three Months Ended July 31, 2025	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$8,811	$5,642	$1,437	$4,235	$-	$20,125
Interest expense	415	98	-	10	-	523
Depreciation and amortization	774	877	7	30	15	1,703
Operating income (loss)	1,782	714	498	1,957	(284)	4,667

Three Months Ended July 31, 2024	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,236	$7,106	$461	$3,025	$-	$19,828
Interest expense	491	59	-	14	1	565
Depreciation and amortization	792	744	6	34	20	1,596
Operating income (loss)	2,754	555	(55)	1,384	(1,102)	3,536
Our Chief Operating Decision Maker (CODM) uses the information above to evaluate performance by operating segment and does not evaluate operating segments using asset or liability information.
Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	July 31, 2025		July 31, 2024
	Number of Customers	% of Consolidated Revenue	Number of Customers	% of Consolidated Revenue
Aerospace Products	1	21.0%	1	15.2%
Professional Services	-	-	-	-
In the three months ended July 31, 2025 the Company derived 38.9% of total revenue from five Aerospace customers. The top customer provided 21.0% of total revenue while the next top four customers ranged from 1.4% to 6.2%. At July 31, 2025, we had one customer that accounted for 25.3% of our accounts receivable.
17. Subsequent Events:
The Company evaluated its July 31, 2025 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THROUGHOUT THIS ITEM 2 ALL NON TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.
Forward-Looking Statements
Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, plans, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2025, and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time, except as expressly required by federal securities laws.
Actual events or results may differ materially from the information included in forward-looking statements. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2025, including the following factors:
•customer concentration risk;
•dependence on government spending;
•industry specific business cycles;
•regulatory hurdles in the launch of new products;
•loss of key personnel;
•the geographic location of our casino;
•fixed-price contracts;
•international sales;
•changing U.S. trade policy and impacts of tariffs
•future acquisitions;
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

•acts of terrorism and war;
•climate change, inclement weather and natural disasters; and
•rising inflation
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
Products and Services
The Company has two operating segments for financial reporting purposes: (a) Aerospace Products, whose companies' revenues are derived from system design, engineering, manufacturing, sale, distribution, integration, installation, repairing, modifying, overhauling and servicing of aerostructures, avionics, aircraft components, accessories, subassemblies and systems; and (b) Professional Services, whose companies provide professional management services in the traditional gaming industry and in sports wagering.
Aerospace Products. The Aerospace Products segment includes the design, manufacture, sale and service of structural modifications, design, integration and installation of electronic equipment, systems and technologies that enhance aircraft operations, and the design, manufacture and sale of commercial controls, cabling and defense related articles. Additionally, we operate Federal Aviation Administration (the “FAA”) Repair Stations. Companies in Aerospace Products concentrate on products and services for Learjet, Textron Beechcraft King Air, and Textron Cessna turboprop aircraft.

Products. The aviation-related products that the companies within this group design, engineer, manufacture, integrate, install, repair and/or service include:

•Aerial surveillance products
•Aerodynamic enhancement products
•Airplane range extension products
•Avcon stability enhancing fins
•Airplane nose extension products
•Cargo/sensor carrying pods and radomes
•Fuel system protection devices

•Navigation / flight display installations
•Crew work stations
•Electrical power systems and switching equipment
•Enlarged aircraft doors
•Powered airplane sensor lifts
•Provisions to allow carrying of external stores
•Specialized cabling and harnesses

Modifications. The companies in Aerospace Products have authority, pursuant to Federal Aviation Administration Supplemental Type Certificates (“STCs”) and Parts Manufacturer Approval (“PMA”), to build required parts and subassemblies and to make applicable installations. Companies in Aerospace Products perform modifications in the aviation industry including:

•Aerial photograph capabilities •Aerodynamic improvements •Avionics systems •Cargo or expanded-sized doors •Search and rescue •Airborne research capability	•Extended range fuel tanks •Radar systems •ISR – Intelligence Surveillance Reconnaissance •Special mission modifications •Target towing capabilities •Traffic collision avoidance systems
Special Mission Electronics. We supply defense-related, commercial off-the-shelf products to various commercial entities and government agencies and subcontractors in order to update or extend the useful life of systems. These products include:

•Cabling •Electronic control systems •Gun Control Units for Apache and Blackhawk helicopters	•HangFire Override Modules •Test equipment •Gun Control Units for land and sea based military vehicles
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
Results Overview
The three months ended July 31, 2025 revenue increased 1% to $20.1 million compared to $19.8 million in the three months ended July 31, 2024. In the three months ended July 31, 2025 the Professional Services revenue was $8.8 million compared to $9.2 million in the three months ended July 31, 2024, a decrease of 5%. In the three months ended July 31, 2025 the Aerospace Products revenue was $11.3 million compared to $10.6 million in the three months ended July 31, 2024, an increase of 7%.
In the three months ended July 31, 2025, net income increased to $3.7 million compared to a net income of $2.2 million in the three months ended July 31, 2024. In the three months ended July 31, 2025, operating income increased to $4.7 million from an operating income of $3.5 million in the three months ended July 31, 2024.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2025 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2024

(dollars in thousands)	Three Months Ended July 31, 2025	Percent of Total Revenue	Three Months Ended July 31, 2024	Percent of Total Revenue	Percent Change 2024-2025
Revenue:
Professional Services	$8,811	44%	$9,236	47%	-5%
Aerospace Products	11,314	56%	10,592	53%	7%
Total revenue	20,125	100%	19,828	100%	1%

Costs and expenses:
Costs of Professional Services	3,912	19%	3,892	20%	1%
Cost of Aerospace Products	6,591	33%	7,474	38%	-12%
Marketing and advertising	921	5%	914	5%	1%
General, administrative and other	4,034	20%	4,012	20%	1%
Total costs and expenses	15,458	77%	16,292	82%	-5%
Operating income	$4,667	23%	$3,536	18%	32%
Revenue
Revenue increased 1% to $20.1 million in the three months ended July 31, 2025, compared to $19.8 million in the three months ended July 31, 2024. See “Operations by Segment” below for a discussion of the primary reasons for the increase in revenue.
•Professional Services derives its revenue from professional management services in the gaming industry through Butler National Service Corporation (“BNSC”) and BHCMC, LLC (“BHCMC”). Revenue from Professional Services decreased 5% to $8.8 million for the three months ended July 31, 2025 compared to $9.2 million for the three months ended July 31, 2024. Sports wagering through the DraftKings sports wagering platform brought in $1.3 million for the three months ended July 31, 2025 compared to $1.0 million in the three months ended July 31, 2024. Traditional casino gaming revenue decreased $0.6 million. Effective December 15, 2024, the revenue share to the state of Kansas increased by 2% with the start of our fifteen-year contract renewal term for the management of Boot Hill.
•Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for aircraft and military vehicles. Aerospace Products revenue increased by 7% to $11.3 million for the three months ended July 31, 2025 compared to $10.6 million for the three months ended July 31,

2024. The increase in revenue is primarily due to an increase in special mission electronics business of $1.2 million along with an increase in aircraft avionics business of $1.0 million.
Costs and expenses:
Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses decreased 5% to $15.5 million in the three months ended July 31, 2025 compared to $16.3 million in the three months ended July 31, 2024. Costs and expenses were 77% of total revenue in the three months ended July 31, 2025, as compared to 82% of total revenue in the three months ended July 31, 2024. This represents an operating margin of 20.3% in the three months ended July 31, 2025, compared to 17.8% in fiscal 2024 (operating income as a percentage of revenue), an increase of 2.5 percentage points.
Costs of Professional Services remained constant in the three months ended July 31, 2025 at $3.9 million compared to $3.9 million in the three months ended July 31, 2024. Costs were 19% of total revenue in the three months ended July 31, 2025, as compared to 20% of total revenue in the three months ended July 31, 2024.
Costs of Aerospace Products decreased 12% in the three months ended July 31, 2025 to $6.6 million compared to $7.5 million for the three months ended July 31, 2024. Costs were 33% of total revenue in the three months ended July 31, 2025, as compared to 38% of total revenue in the three months ended July 31, 2024, reflecting increased efficiencies of our engineering and fabrication leading to improved operating profit margins.
While we continue to work to control costs, with the sales growth and expansion of aircraft modification installations at the New Century facility, the need for parts fabrication exceeded our existing shop capacity in Newton, Kansas. In response, in April, 2025, we purchased a building adjacent to our Newton airport campus for the primary purpose to expand our internal fabrication capabilities.
Marketing and advertising expenses remained constant in the three months ended July 31, 2025 at $0.9 million compared to $0.9 million in the three months ended July 31, 2024. Expenses were 5% of total revenue in the three months ended July 31, 2025, as compared to 5% of total revenue in the three months ended July 31, 2024. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.
General, administrative and other expenses as a percent of total revenue was 20% in the three months ended July 31, 2025, compared to 20% in the three months ended July 31, 2024. These expenses remained constant at $4.0 million in the three months ended July 31, 2025 and July 31, 2024.
Other income (expense):
Other income (expense) was ($352) thousand in the three months ended July 31, 2025 compared to ($459) thousand in the three months ended July 31, 2024. Interest expense was $523 thousand in the three months ended July 31, 2025, compared with interest expense of $565 thousand in the three months ended July 31, 2024. The decrease in interest expense is due to the paydown of long term debt. Interest income was $171 thousand in the three months ended July 31, 2025 compared to $106 thousand in the three months ended July 31, 2024.
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

The following table presents a summary of our operating segment information for the three months ended July 31, 2025 and July 31, 2024:

(dollars in thousands)	Three Months Ended July 31, 2025	Percent of Total Revenue	Three Months Ended July 31, 2024	Percent of Total Revenue	Percent Change 2024-2025
Professional Services
Revenue - Boot Hill Casino	$8,811	100%	$9,236	100%	-5%

Costs of Professional Services	3,912	44%	3,892	42%	1%
Expenses	3,117	35%	3,214	35%	-3%
Total costs and expenses	7,029	80%	7,106	77%	-1%
Professional Services operating income	$1,782	20%	$2,130	23%	-16%

(dollars in thousands)	Three Months Ended July 31, 2025	Percent of Total Revenue	Three Months Ended July 31, 2024	Percent of Total Revenue	Percent Change 2024-2025
Aerospace Products
Revenue	$11,314	100%	$10,592	100%	7%

Costs of Aerospace Products	6,591	58%	7,474	71%	-12%
Expenses	1,838	16%	1,712	16%	7%
Total costs and expenses	8,429	75%	9,186	87%	-8%
Aerospace Products operating income	$2,885	25%	$1,406	13%	105%
Professional Services
•Revenue from Professional Services decreased 5% for the three months ended July 31, 2025 to $8.8 million compared to $9.2 million for the three months ended July 31, 2024. Sports wagering through the DraftKings sports wagering platform brought in $1.3 million of revenue for the three months ended July 31, 2025 compared to $1.0 million in the three months ended July 31, 2024. Furthermore, traditional casino gaming revenue decreased $0.4 million due to a decrease in patron visits. We believe the decline of traditional casino gaming revenue was due primarily to economic factors impacting the region surrounding our casino in southwest Kansas. Factors influencing the local economy in the region surrounding our casino operations include reduced shifts and/or wages for Dodge City-based cattle processors and meat packing employees, increased inflation and drought conditions. Additionally, beginning in December 2024, the revenue share paid to the State of Kansas under our Management Agreement increased by two percent. Our revenue is determined after the revenue share is distributed to the state and mandated regulatory expenses are paid. Non-gaming revenue at Boot Hill Casino decreased slightly to $1.0 million for the three months ended July 31, 2025, compared to $1.1 million for the three months ended July 31, 2024.
•Costs of Professional Services increased less than $0.1 million to $3.9 million in the three months ended July 31, 2025 compared to $3.9 million compared to the three months ended July 31, 2024. Costs were 44% of segment total revenue in the three months ended July 31, 2025, as compared to 42% of segment total revenue in the three months ended July 31, 2024. The increase is directly related to an increase in labor costs.
•Expenses decreased 3% in the three months ended July 31, 2025 to $3.1 million compared to $3.2 million in the three months ended July 31, 2024. Expenses were 35% of segment total revenue in the three months ended July 31, 2025 and July 31, 2024.

Aerospace Products
•Revenue increased 7% to $11.3 million in the three months ended July 31, 2025, compared to $10.6 million in the three months ended July 31, 2024. The increase in revenue is primarily due to a $1.2 million increase in special missions electronics and a $1.0 million increase in aircraft avionics, partially offset by a $1.5 million decrease in aircraft modification business. The increase in revenue with respect to special mission electronics is related to efficiencies in production, including pre-building components for shipment upon receipt of orders, increased inventory to minimize risk of production delay, and receipt of additional orders, which is also reflected in the increased backlog. While a new control housing design for the minigun control is in process, special mission electronics shipped a number of the legacy control units that were first manufactured in late fiscal year 2025. We are focused on identifying and acquiring the staffing to efficiently decrease backlog. We continue to look at process opportunities to enhance the cable fabrication process in our expansion of that business. For Aircraft Modifications, timing in percentage of completion is reflected in the quarter revenue compared to the previous year. Avionics revenue was up due to revenues associated with a multi-airplane avionics upgrade contract.
•Costs of Aerospace Products decreased 12% in the three months ended July 31, 2025 to $6.6 million compared to $7.5 million for the three months ended July 31, 2024. Costs were 58% of segment total revenue in the three months ended July 31, 2025, as compared to 71% of segment total revenue in the three months ended July 31, 2024, reflecting increased efficiencies of our engineering and fabrication labor leading to improved operating profit margins. Both Special Mission Electronics and Aircraft Modifications gained further efficiencies by strategically planning sub-component fabrication and decreasing outsourcing. With respect to Avionics, the divestment of the autopilot product line has reduced the costs. It is noteworthy that on June 16, 2025, a third-party’s airplane crashed into the Company’s New Century, Kansas hangar facility resulting in some, but not a material, temporary loss in use of hangar operations for Aircraft Modifications. The hanger has now been fully repaired and restored.
•Expenses increased 7% in the three months ended July 31, 2025 to $1.8 million compared to $1.7 million compared to the three months ended July 31, 2024. Expenses were 16% of segment total revenue in the three months ended July 31, 2025, as compared to 16% of segment total revenue in the three months ended July 31, 2024. The increase is primarily due to higher insurance premium costs, higher administrative and overhead labor costs, and greater depreciation as a result of increased fixed assets in fiscal 2026.
Employees
Other than persons employed by our gaming subsidiaries, there were 149 full time and 8 part time employees on July 31, 2025, compared to 137 full time and 3 part time employees on July 31, 2024. Our staffing at Boot Hill Casino & Resort on July 31, 2025 was 190 full time and 45 part time employees compared to 189 full time and 40 part time employees on July 31, 2024. None of the employees are subject to any collective bargaining agreements.
Liquidity and Capital Resources
Overview
Butler National is a holding company. Our ability to fund our obligations depends on existing cash on hand, cash flow from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources have been cash on hand, cash flow from operations, borrowings under our lines of credit and notes payable and proceeds from the issuance of debt and equity securities. We assess liquidity in terms of the ability to generate cash or obtain financing in order to fund operating, investing and debt service requirements. Our primary ongoing cash requirements include the funding of operations, capital expenditures, acquisitions and other investments in line with our business strategy and debt repayment obligations and interest payments. Our strategy has been to maintain moderate leverage and substantial capital resources in order to take advantage of opportunities, to invest in our businesses and develop new streams of income that may be profitable. As such, we have continued to invest in developing and marketing new aircraft modifications and marketing new STCs. We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have expressed an interest in funding our working capital needs to continue our operational growth in 2026 and beyond.

Operating Activities
During the three months ended July 31, 2025 our cash position increased by $8.2 million. Net income was $3.7 million for the three months ended July 31, 2025. Cash flow provided by operating activities was $14.7 million for the three months ended July 31, 2025. Non-cash activities consisting of depreciation and amortization provided $1.7 million and deferred compensation added $63 thousand. Contract assets increased our cash position by $1.6 million. Contract liability decreased our cash position by $0.7 million. Inventories decreased our cash position by $399 thousand. Accounts receivable decreased our cash position by $1.7 million. Gaming facility mandated payments decreased our cash position by $129 thousand. Prepaid expenses and other assets increased our cash by $205 thousand. Accounts payable increased our cash position by $8.8 million and accrued liabilities increased our cash position by $268 thousand. An increase in lease liabilities and other current liabilities increased our cash by $56 thousand. Income tax payable increased our cash position by $0.6 million.
Investing Activities
Cash used in investing activities was $1.4 million for the three months ended July 31, 2025. We invested $607 thousand towards STCs, $120 thousand on buildings and improvements, $711 thousand on equipment and furnishings.
Financing Activities
Cash used by financing activities was $5.0 million for the three months ended July 31, 2025. We made repayments of $1.3 million on our long-term debt and we made repayments on lease right-to-use of $67 thousand. We purchased Company stock of $3.7 million. The stock acquired was placed in treasury.
Capital Expenditures
The Company anticipates remaining capital expenditures in fiscal 2026 to be approximately $12.5 million, consisting of $5 million on STC's, $4.5 million on equipment, and $3.0 million on buildings and improvements. We anticipate our cash balance will be sufficient to cover our cash requirements through the current fiscal year.
Critical Accounting Policies and Estimates
We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management judgments and estimates. These significant accounting policies relate to revenue from contracts with customers, inventory valuation and long-lived assets. These policies and our procedures related to these policies are described in detail below and under specific areas within this “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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
Effect if Actual Results Differ From Assumptions
Management reviews the inventory balance on an annual basis to determine whether any additional write-downs are necessary. Following the write-down of the inventory as discussed above, we believe this inventory is stated at net realizable value at July 31, 2025, although an unanticipated lack of demand for aircraft or spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued at July 31, 2025.
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
An impairment loss is recognized for any excess of the carrying amount of the estimated undiscounted cash flows over the remaining life of the assets. No impairment charges were recorded during the three months ended July 31, 2025.
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
Changing Prices and Inflation
We have experienced upward pressure from inflation in fiscal year 2026. From fiscal year 2025 to fiscal year 2026 most of the increases we experienced were in material and labor costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel, material and labor costs to rise in fiscal 2026 and 2027.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934 and are not required to provide the information required under this item.
Item 4. CONTROLS AND PROCEDURES
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q and have determined that such disclosure controls and procedures are effective, based on criteria in the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
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
In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of

July 31, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2025.
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
Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS.
As of July 31, 2025, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.
Item 1A.    RISK FACTORS.
Smaller reporting companies are not required to provide the information required by this item.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the third quarter of fiscal 2026.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2025 - May 31, 2025	100	$1.75	100	$2,274,000
June 1, 2025 - June 30, 2025	-	$-	-	$2,274,000
Increase in program authorization in June 2025	-	$-	-	$6,274,000
July 1, 2025 - July 31, 2025	2,414,150	$1.51	2,414,150	$2,631,000
Total	2,414,250	$1.51	2,414,250
(a)Our Board of Directors authorized the repurchase of shares of Butler National common stock in the open market or otherwise, at an aggregate purchase price of $4,000,000 in the second quarter of fiscal 2020. In July 2023, the Board of Directors approved an increase in the size of the Company's stock repurchase program from $4,000,000 to $9,000,000. In October 2024, the Board of Directors approved an increase in the size of the Company's stock repurchase program from $9,000,000 to $11,000,000. In June 2025, the Board of Directors approved an increase in the size of the Company's stock repurchase program from $11,000,000 to $15,000,000. The timing and amount of any share repurchases will be determined by Butler National's management based on market conditions and other factors. Subsequent to the quarter ended July 31, 2025, in August 2025, the Board of Directors approved the closure of the 2016 Stock Repurchase Program and established a new $5 million 2025 Stock Repurchase Program that is authorized through April 2027.
Item 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
Item 4.    MINE SAFETY DISCLOSURES.
Not applicable.
Item 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans. During the fiscal quarter ended July 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On July 14, 2025, Joseph P. Daly, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the purchase of shares of our common stock, subject to certain conditions, for up to a total of 800,000 shares that will commence no earlier than expiration of his existing Rule 10b5-1 trading plan that runs through September 26, 2025. The trading arrangement was entered into during an open trading window period and Mr. Daly represented to us that he intended for it to satisfy the requirements for the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The arrangement's scheduled expiration date is July 10, 2026.

Item 6.    EXHIBITS.

3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit A of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.1 of our Form 8-K filed on August 20, 2024.

10.1	Form of Severance Agreement, incorporated by reference to Exhibit 10.2 of our Form 8-K filed on July 17, 2025.

10.2	Form of Change in Control Agreement, incorporated by reference to Exhibit 10.3 of our Form 8-K filed on July 17, 2025.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2025 and April 30, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended July 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2025 and 2024 and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2025, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

September 11, 2025	/s/ Christopher J. Reedy
Date	Christopher J. Reedy
(President, Chief Executive Officer and Secretary)

September 11, 2025	/s/ Adam B. Sefchick
Date	Adam B. Sefchick
(Vice President and Chief Financial Officer)