Form 10-Q
period 2025-10-31
BUTLER NATIONAL CORP
filed 2025-12-11
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
On December 5, 2025, the Issuer’s Common Stock, $0.01 par value, shares outstanding were 64,279,002.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of October 31, 2025 and April 30, 2025
(in thousands except per share data)

	October 31, 2025	April 30, 2025
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$29,636	$25,226
Accounts receivable, net	7,517	5,867
Inventory, net	11,465	10,924
Contract asset	1,915	2,993
Prepaid expenses and other current assets	2,615	1,771
Income tax receivable	-	531
Total current assets	53,148	47,312

LEASE RIGHT-TO-USE ASSET, net	3,268	3,367

PROPERTY, PLANT AND EQUIPMENT, net	58,864	60,256

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $12,772 at October 31, 2025 and $12,145 at April 30, 2025)	9,803	9,237

OTHER ASSETS:
Other assets (net of accumulated amortization of $12,761 at October 31, 2025 and $12,461 at April 30, 2025)	1,022	1,050
Deferred tax asset, net	2,076	2,076
Total other assets	3,098	3,126
Total assets	$128,181	$123,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,862	$8,623
Current maturities of long-term debt	5,401	5,287
Current maturities of lease liability	126	121
Contract liability	5,893	5,530
Gaming facility mandated payment	1,749	1,688
Compensation and compensated absences	2,082	2,663
Income taxes payable	1,557	-
Other current liabilities	433	502
Total current liabilities	27,103	24,414

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	26,992	29,870
Lease liability, net of current maturities	3,873	3,900
Total long-term liabilities	30,865	33,770
Total liabilities	57,968	58,184

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; no shares issued and outstanding	-	-
Common stock, par value $.01: Authorized 100,000,000 shares, issued 79,978,702 shares, and outstanding 64,279,002 shares at October 31, 2025 and issued 79,772,345 shares, and outstanding 67,180,527 shares at April 30, 2025	800	798
Capital contributed in excess of par	14,472	14,247
Treasury stock at cost, 15,699,700 shares at October 31, 2025 and 12,591,818 shares at April 30, 2025	(14,265)	(9,458)
Retained earnings	69,206	59,527
Total stockholders’ equity	70,213	65,114
Total liabilities and stockholders’ equity	$128,181	$123,298
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2025 AND 2024
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED
	October 31,
	2025	2024
REVENUE:
Professional Services	$9,212	$9,650
Aerospace Products	14,039	11,710
Total revenues	23,251	21,360

COSTS AND EXPENSES:
Cost of Professional Services	3,863	3,909
Cost of Aerospace Products	7,473	7,524
Marketing and advertising	896	951
General, administrative and other	3,942	4,122
Total costs and expenses	16,174	16,506

OPERATING INCOME	7,077	4,854

OTHER INCOME (EXPENSE):
Interest expense	(501)	(538)
Gain on sale of airplanes	403	248
Gain on sale of building	1,477	261
Interest income	335	100
Total other income	1,714	71

INCOME BEFORE INCOME TAXES	8,791	4,925

PROVISION FOR INCOME TAXES:
Provision for income taxes	2,797	1,329

NET INCOME	$5,994	$3,596

BASIC EARNINGS PER COMMON SHARE	$0.09	$0.05

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,568,585	68,027,071

DILUTED EARNINGS PER COMMON SHARE	$0.09	$0.05

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,568,585	68,027,071
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024
(in thousands, except per share data)
(unaudited)

	SIX MONTHS ENDED
	October 31,
	2025	2024
REVENUE:
Professional Services	$18,023	$18,887
Aerospace Products	25,353	22,302
Total revenue	43,376	41,189

COSTS AND EXPENSES:
Cost of Professional Services	7,775	7,802
Cost of Aerospace Products	14,064	14,998
Marketing and advertising	1,817	1,865
General, administrative and other	7,976	8,134
Total costs and expenses	31,632	32,799

OPERATING INCOME	11,744	8,390

OTHER INCOME (EXPENSE):
Interest expense	(1,025)	(1,103)
Gain on sale of airplanes	403	248
Gain on sale of building	1,477	261
Interest income	507	206
Total other income (expense)	1,362	(388)

INCOME BEFORE INCOME TAXES	13,106	8,002

PROVISION FOR INCOME TAXES
Provision for income taxes	3,427	2,160

NET INCOME	$9,679	$5,842

BASIC EARNINGS PER COMMON SHARE	$0.15	$0.09

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	65,759,497	68,382,659

DILUTED EARNINGS PER COMMON SHARE	$0.15	$0.09

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	65,759,497	68,382,659
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024
(dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2024	79,646,211	$796	$13,866	10,875,355	$(7,197)	$46,976	$54,441

Stock repurchase	-	-	-	500,000	(464)	-	(464)

Deferred compensation, restricted stock	-	-	69	-	-	-	69

Net Income	-	-	-	-	-	2,246	2,246

Balance, July 31, 2024	79,646,211	$796	$13,935	11,375,355	$(7,661)	$49,222	$56,292

Stock repurchase	-	-	-	683,760	(899)	-	(899)

Deferred compensation, restricted stock	-	-	68	-	-	-	68

Net Income	-	-	-	-	-	3,596	3,596

Balance, October 31, 2024	79,646,211	$796	$14,003	12,059,115	$(8,560)	$52,818	$59,057

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2025	79,772,345	$798	$14,247	12,591,818	$(9,458)	$59,527	$65,114

Stock repurchase	-	-	-	2,414,250	(3,653)	-	(3,653)

Restricted stock forfeited	-	-	10	5,780	-	-	10

Stock awarded to directors	42,515	1	62	-	-	-	63

Deferred compensation, restricted stock	51,724	-	24	-	-	-	24

Net Income	-	-	-	-	-	3,685	3,685

Balance, July 31, 2025	79,866,584	$799	$14,343	15,011,848	$(13,111)	$63,212	$65,243

Stock repurchase	-	-	-	687,852	(1,154)	-	(1,154)

Stock awarded to directors	30,300	1	50	-	-	-	51

Deferred compensation, restricted stock	81,818	-	79	-	-	-	79

Net Income	-	-	-	-	-	5,994	5,994

Balance, October 31, 2025	79,978,702	$800	$14,472	15,699,700	$(14,265)	$69,206	$70,213
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024
(in thousands)
(unaudited)

	SIX MONTHS ENDED
	October 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,679	$5,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,394	3,254
Stock awarded to directors	114	-
Gain on sale of airplanes	(403)	(248)
Gain on sale of building	(1,477)	(261)
Deferred compensation, restricted stock	113	137

Changes in operating assets and liabilities:
Accounts receivable	(450)	374
Inventory	(541)	(928)
Contract assets	1,078	426
Prepaid expenses and other assets	(844)	(394)
Accounts payable	1,239	(2,415)
Contract liability	363	3,077
Lease liability	113	107
Accrued liabilities	(581)	(511)
Gaming facility mandated payment	61	(62)
Income tax payable	2,088	(3,110)
Other liabilities	(69)	261
Net cash provided by operating activities	13,877	5,549

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,289)	(4,607)
Proceeds from sale of airplanes	403	294
Proceeds from sale of building	1,168	1,037
Net cash used in investing activities	(1,718)	(3,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,807)	(2,410)
Repayments on right-to-use lease liability	(135)	(133)
Repurchase of common stock	(4,807)	(1,363)
Net cash used in financing activities	(7,749)	(3,906)

NET INCREASE (DECREASE) IN CASH	4,410	(1,633)

CASH, beginning of period	25,226	17,792

CASH, end of period	$29,636	$16,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,025	$1,123
Income taxes paid	$1,320	$5,270

NON CASH INVESTING AND FINANCING ACTIVITY:
Lease right-of-use assets purchased	$-	$672
Lease liability for purchase of assets under lease	$-	$672
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)
1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2025. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2025 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2026.
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
3. Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At October 31, 2025 and April 30, 2025, we had $6,915 and $2,514, respectively in bank deposits that exceeded the federally insured limits.
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
Gaming revenue is the gross gaming win as reported by the Kansas Lottery casino reporting systems, less the mandated payments by and for the State of Kansas. Electronic games-slots and table games revenue is the aggregate of gaming wins and losses. Liabilities are recognized for chips and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to anticipated payout of progressive jackpots. Progressive gaming machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are deducted from revenue as the value of jackpots increase. Effective September 1, 2022, sports wagering became legal in the State of Kansas. The Company is currently managing sports wagering through DraftKings sports wagering platform. The Company shares a percentage of the gross sports wagering win with its platform partner. Cash collections owed to DraftKings are recorded in accounts payable within our consolidated balance sheets and totaled $7.9 million and $6.7 million as of October 31, 2025 and April 30, 2025, respectively. Revenue from Gaming Management and other Corporate/Professional Services is recognized as the service is rendered. Food, beverage and other revenue is recorded when the service is received and paid.

5. Disaggregation of Revenue
In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended October 31, 2025			Three Months Ended October 31, 2024
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$9,212	$12,034	$21,246	$9,650	$8,059	$17,709
Europe	-	984	984	-	3,108	3,108
Asia	-	984	984	-	473	473
Australia and Other	-	37	37	-	70	70
	$9,212	$14,039	$23,251	$9,650	$11,710	$21,360

Major Product Lines
Casino Gaming Revenue	$6,833	$-	$6,833	$7,016	$-	$7,016
Sports Wagering Revenue	1,558	-	1,558	1,436	-	1,436
Casino Non-Gaming Revenue	821	-	821	1,198	-	1,198
Aircraft Modification	-	8,414	8,414	-	7,170	7,170
Aircraft Avionics	-	852	852	-	824	824
Special Mission Electronics	-	4,773	4,773	-	3,716	3,716
	$9,212	$14,039	$23,251	$9,650	$11,710	$21,360

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$6,792	$6,792	$-	$6,539	$6,539
Goods or services transferred at a point of sale	9,212	7,247	16,459	9,650	5,171	14,821
	$9,212	$14,039	$23,251	$9,650	$11,710	$21,360

	Six Months Ended October 31, 2025			Six Months Ended October 31, 2024
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$18,023	$20,267	$38,290	$18,887	$14,426	$33,313
Europe	-	2,240	2,240	-	6,643	6,643
Asia	-	2,726	2,726	-	928	928
Australia and Other	-	120	120	-	305	305
	$18,023	$25,353	$43,376	$18,887	$22,302	$41,189

Major Product Lines
Casino Gaming Revenue	$13,316	$-	$13,316	$14,098	$-	$14,098
Sports Wagering Revenue	2,845	-	2,845	2,443	-	2,443
Casino Non-Gaming Revenue	1,862	-	1,862	2,346	-	2,346
Aircraft Modification	-	14,056	14,056	-	14,276	14,276
Aircraft Avionics	-	2,289	2,289	-	1,285	1,285
Special Mission Electronics	-	9,008	9,008	-	6,741	6,741
	$18,023	$25,353	$43,376	$18,887	$22,302	$41,189

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$11,872	$11,872	$-	$12,619	$12,619
Goods or services transferred at a point of sale	18,023	13,481	31,504	18,887	9,683	28,570
	$18,023	$25,353	$43,376	$18,887	$22,302	$41,189
6. Accounts receivable, net, contract asset and contract liability
Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	October 31, 2025	April 30, 2025
Accounts Receivable, net	$7,517	$5,867
Contract Asset	1,915	2,993
Contract Liability	5,893	5,530
Accounts receivable, net consist of $7,517 and $5,867 from customers as of October 31, 2025 and April 30, 2025, respectively. At October 31, 2025 and April 30, 2025, the allowance for doubtful accounts were $80 and $83, respectively.
Contract assets are net of progress payments and performance based payments from our customers totaling $1,915 and $2,993 as of October 31, 2025 and April 30, 2025, respectively. Contract assets decreased $1,078 during the six months ended October 31, 2025, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the six months ended October 31, 2025. There were no significant impairment losses related to our contract assets during the six months ended October 31, 2025. We expect to bill our customers for the majority of the October 31, 2025 contract assets during fiscal year 2026.
Contract liabilities increased $363 during the six months ended October 31, 2025, primarily due to the revenue recognized on these performance obligations being less than the payments received.

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
Inventory is comprised of the following, net of the estimate for obsolete inventory of $532 at October 31, 2025 and $558 at April 30, 2025.

	October 31, 2025	April 30, 2025
Parts and raw material	$6,290	$6,238
Work in process	5,099	4,610
Finished goods	76	76
Total Inventory, net of allowance	$11,465	$10,924
8. Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	October 31, 2025	April 30, 2025
Land	$3,447	$3,447
Building and improvements	48,734	49,753
Aircraft	6,846	8,122
Machinery and equipment	7,114	6,356
Office furniture and fixtures	16,535	15,599
Leasehold improvements	4,032	4,032
	86,708	87,309
Accumulated depreciation	(27,844)	(27,053)
Total property, plant and equipment	$58,864	$60,256
Property and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Depreciation expense was $2,423 for the six months ended October 31, 2025 and $2,190 for the six months ended October 31, 2024. Depreciation expense is included in cost of sales and general and administrative costs. During the six months ended October 31, 2025, the Company sold an administration building associated with the Professional Services segment for $2.4 million, and recognized a $1.5 million gain on the sale. Of the $2.4 million related to the building sale, $1.2 million is recorded in accounts receivable at October 31, 2025

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
10. Research and Development:
We invested in research and development activities. The amount invested in the six months ended October 31, 2025 and 2024 was $526 and $721, respectively.
11. Debt:
At October 31, 2025, the Company has a line of credit with Kansas State Bank in the form of a promissory note with an interest rate of 8.4% totaling $2.0 million. The unused line at October 31, 2025 is $2.0 million. There were no advances or payments made on the line of credit during the six months ended October 31, 2025. The line of credit is due on demand and is secured by a first and second position on all assets of the Company.
On November 25, 2024, the Company entered into a note agreement with Simmons Bank for $2.0 million with an interest rate of 7.19% payable over five years. At October 31, 2025, the loan balance of $1.8 million is secured by a single aircraft with a net book value of $2.24 million.
The first note with Academy Bank, N.A. for $26.5 million is secured by all of BHCMC’s assets and compensation under the State management contract with an interest rate of 5.25% payable over seven years, and a balloon payment of $20.70 million in December 2027. The second note with Academy Bank, N.A. for $3.1 million is secured by all of BHCMC’s assets and compensation under the State management contract with an interest rate of 5.75% payable in full over five years. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash.
At October 31, 2025, there is a note payable with Bank of America, N.A. with a balance of $547. The interest rate on this note is SOFR plus 1.75%. The loan is secured by buildings and improvements having a net book value of $461. This note matures in March 2029.
At October 31, 2025, there is a note payable with Patriots Bank with an interest rate of 4.35% totaling $484. This loan is secured by aircraft security agreements with a net book value of $414. This note matures in March 2029.
At October 31, 2025, there is a note payable with an interest rate of 8.13% totaling $18 secured by equipment with a net book value of $15. This note matures in April 2027.
The Company is compliant with the covenants and obligations of each of our notes as of October 31, 2025, and December 11, 2025.
12. Other Assets:
The other asset account includes assets of $5.5 million related to the Kansas Expanded Lottery Act Management Contract privilege fee, $8.2 million of gaming equipment we were required to pay for ownership by the State of Kansas Lottery and miscellaneous other assets of $127. BHCMC expects the $5.5 million privilege fee to have value over the remaining life of the Management Contract with the State of Kansas. The State of Kansas approved the renewal management contract for our Professional Services company BNSC assumed by BHCMC. The renewal took effect December 15, 2024, and will continue for another 15 years to 2039. Gaming equipment includes a Managers Certificate asset which is amortized over a period of three years based on the estimated useful life of gaming equipment.

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
In January 2025, the Company granted 86,704 shares under the plan as employee compensation. The first installment of these shares vested immediately, the second installment vests on the one-year anniversary and the final installment vests on the two-year anniversary. These shares were valued at $1.73 per share for a total of $150. The deferred compensation related to these grants will be expensed on the financial statements over the remaining two-year vesting period.
In March 2025, the Company granted five board members a total of 39,430 shares under the plan as a component of regular board compensation. These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $1.59 for a total of $63. The compensation related to this grant was expensed in the year ended April 30, 2025.
In May 2025, the Company granted 51,724 shares under the plan as employee compensation. The first installment of these shares vests on the one-year anniversary, the second installment vests on the two-year anniversary and the final installment vests on the three-year anniversary. These shares were valued at $1.45 per share for a total of $75. The deferred compensation related to these grants will be expensed on the financial statements over the remaining two-year vesting period.
In July 2025, the Company granted five board members a total of 42,515 shares under the plan as a component of regular board compensation. These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $1.47 for a total of $63. The compensation related to this grant was expensed in the quarter ended July 31, 2025.
In September 2025, the Company granted 81,818 shares under the plan as employee compensation. The first installment of these shares vested immediately, the second installment vests on the one-year anniversary and the final installment vests on the two-year anniversary. These shares were valued at $1.65 per share for a total of $135. The deferred compensation related to these grants will be expensed on the financial statements over the remaining two-year vesting period.
In September 2025, the Company granted four board members a total of 30,300 shares under the plan as a component of regular board compensation. These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $1.65 for a total of $50. The compensation related to this grant was expensed in the quarter ended October 31, 2025.
During the six months ended October 31, 2025, 5,780 shares were forfeited. During the six months ended October 31, 2024, no shares were forfeited. For the six months ended October 31, 2025 the Company expensed $113, and for the six months ended October 31, 2024 the Company expensed $137.

	Number of Shares	Weighted Average Grant Date Fair Value
Total shares issued	8,532,491	$0.46
Forfeited, in prior periods	(2,500,000)	$0.40
Forfeited, during the year ended April 30, 2025	-	$-
Forfeited, during the six months ended October 31, 2025	(5,780)	$1.73
Total	6,026,711	$0.49
Vested shares	5,868,418	$0.47
Non-vested shares	158,293	$0.43

14. Stock Repurchase Program:
In December 2016, the Board of Directors approved a common stock repurchase program. The program was established for the purpose of enabling Butler National Corporation (“BNC”) to flexibly repurchase its own shares in consideration of factors such as opportunities for strategic investment, BNC’s financial condition and the price of its common stock as part of improving capital efficiency. In July 2023, the Board of Directors approved an increase in the size of the Company’s common stock repurchase program from $4 million to $9 million. In October 2024, the Board of Directors approved an increase in the size of the Company’s common stock repurchase program from $9 million to $11 million. In June 2025, the Board of Directors approved an increase in the size of the Company’s common stock repurchase program from $11 million to $15 million. In August 2025, the Board of Directors approved the closure of the 2016 stock repurchase program and established a new $5 million 2025 stock repurchase program that is authorized through April 2027.
The table below provides information with respect to common stock purchases by the Company through October 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods	10,275,355	$0.63	10,275,355	$2,536
Quarter ended July 31, 2024 (a)	500,000	$0.93	500,000	$2,071
Quarter ended October 31, 2024 (a)	683,760	$1.31	683,760	$1,172
Increase in program authorization in October 2024	-		-	$3,172
Quarter ended January 31, 2025 (a)	71,404	$1.86	71,404	$3,039
Quarter ended April 31, 2025 (a)	461,299	$1.66	461,299	$2,274
Increase in program authorization in June 2025	-		-	$6,274
Quarter ended July 31, 2025 (a)	2,414,250	$1.51	2,414,250	$2,631
Closure of 2016 program and increase from 2025 program authorization in August 2025	-		-	$5,000
Quarter ended October 31, 2025 (a)	687,852	$1.69	687,852	$3,846
Total	15,093,920	$0.69	15,093,920
(a)These shares of common stock were purchased through a private transaction.
15. Lease Right-to-Use:
We lease hangars and office space with initial lease terms of two, five, and fifty years.

October 31, 2025
Lease right-to-use assets	$3,829
Less accumulated depreciation	561
Total	$3,268

Future minimum lease payments for assets under finance leases at October 31, 2025 are as follows:

2026	$275
2027	280
2028	285
2029	234
2030	127
Thereafter	12,516
Total minimum lease payments	13,717
Less amount representing interest	9,718
Present value of net minimum lease payments	3,999
Less current maturities of lease liability	126
Lease liability, net of current maturities	$3,873
Finance lease costs at October 31, 2025 and October 31, 2024 are as follows:

	October 31, 2025	October 31, 2024
Finance lease cost:
Amortization of right-of-use assets	$99	$98
Interest on lease liabilities	113	107
Total finance lease cost	$212	$205

	October 31, 2025	October 31, 2024
Weighted average remaining lease term - Financing leases (in years)	38	38
Weighted average discount rate - Financing leases	5.9%	5.9%
16. Segment Reporting and Sales by Major Customer:
Industry Segmentation
Current Activities - The Company focuses on two primary activities, Professional Services and Aerospace Products.
Aerospace Products:
Aircraft Modifications principally includes the modification of customer owned business-size aircraft with capabilities to perform special missions including provisions for radar systems, aerial photography, search and rescue, environmental research, mapping, intelligence surveillance reconnaissance (ISR), and stability enhancing modifications. Our modifications are primarily to Learjets, Textron Beechcraft, and Textron Cessna aircraft. We also perform other specialized modifications to other unique aircraft. We provide these services through our subsidiary, Avcon Industries, Inc. (“Aircraft Modifications” or “Avcon”). Avcon activities include the high-quality precision manufacturing of machine parts at Butler Machine, LLC (doing business as “KC Machine”).
Special mission electronics principally includes the manufacture, sale, and service of electronics and accessories for control systems used on commercial and government aircraft and vehicles. We provide the products through our subsidiary, Butler National Corporation - Tempe, Arizona.
Butler Avionics sells, installs and troubleshoots aircraft avionics equipment (airplane radio equipment and flight control systems). This includes flight display systems, collision avoidance, terrain awareness instruments, and sensor systems

Butler Avionics is recognized for its troubleshooting and also supports Avcon with the integration and installation of special mission electronics systems.
Professional Services:
Butler National Service Corporation (“BNSC”) and its wholly owned subsidiary BHCMC, LLC provide management services to the Boot Hill Casino, a “state-owned casino”.

Three Months Ended October 31, 2025	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,212	$8,414	$852	$4,773	$-	$23,251
Interest expense	395	98	-	8	-	501
Depreciation and amortization	749	891	7	27	17	1,691
Operating income (loss)	1,676	1,703	657	2,665	376	7,077

Three Months Ended October 31, 2024	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,650	$7,170	$824	$3,716	$-	$21,360
Interest expense	458	66	-	14	-	538
Depreciation and amortization	808	789	7	34	20	1,658
Operating income (loss)	3,096	1,191	(24)	1,903	(1,312)	4,854

Six Months Ended October 31, 2025	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$18,023	$14,056	$2,289	$9,008	$-	$43,376
Interest expense	810	196	-	19	-	1,025
Depreciation and amortization	1,523	1,768	14	57	32	3,394
Operating income (loss)	3,458	2,417	1,155	4,622	92	11,744

Six Months Ended October 31, 2024	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$18,887	$14,276	$1,285	$6,741	$-	$41,189
Interest expense	949	125	-	28	1	1,103
Depreciation and amortization	1,600	1,533	13	68	40	3,254
Operating income (loss)	5,850	1,746	10	3,287	(2,503)	8,390
Our Chief Operating Decision Maker (CODM) uses the information above to evaluate performance by operating segment and does not evaluate operating segments using asset or liability information.

Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	October 31, 2025		October 31, 2024
	Number of Customers	% of Consolidated Revenue	Number of Customers	% of Consolidated Revenue
Aerospace Products	1	19.7%	1	16.2%
Professional Services	-	-	-	-
In the six months ended October 31, 2025 the Company derived 35.0% of total revenue from five Aerospace customers. The top customer provided 19.7% of total revenue while the next top four customers ranged from 2.0% to 6.9%. At October 31, 2025, we had one customer that accounted for 24.6% of our accounts receivable.
17. Subsequent Events:
The Company evaluated its October 31, 2025 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
•government shutdown;
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

Modifications. The companies in Aerospace Products have authority, pursuant to Federal Aviation Administration Supplemental Type Certificates (“STCs”) and Parts Manufacturer Approval (“PMA”), to build required parts and subassemblies and to make applicable installations. Companies in Aerospace Products perform modifications in the aviation industry including:

•Aerial photograph capabilities •Aerodynamic improvements •Avionics systems •Cargo or expanded-sized doors •Search and rescue •Airborne research capability	•Extended range fuel tanks •Radar systems •ISR – Intelligence Surveillance Reconnaissance •Special mission modifications •Target towing capabilities •Electrical systems integration
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
Boot Hill. Butler National Service Corporation (“BNSC”), and BHCMC, LLC (“BHCMC”), companies in Professional Services, manage The Boot Hill Casino and Resort in Dodge City, Kansas (“Boot Hill”) pursuant to the Lottery Gaming Facility Management Contract, by and among BNSC, BHCMC and the Kansas Lottery, as subsequently amended (“Boot Hill Agreement”). As required by Kansas law, all games, gaming equipment and gaming operations, including sports wagering, at Boot Hill are owned and operated by the Kansas Lottery. On September 1, 2022, sports wagering became legal in the State of Kansas. Sports wagering is managed through the four lottery gaming facility managers. The Company entered into a provider contract with DraftKings for interactive/mobile sports wagering. In addition to an online platform, the Company opened a DraftKings branded sports book at Boot Hill on February 28, 2023
Results Overview
The six months ended October 31, 2025 revenue increased 5% to $43.4 million compared to $41.2 million in the six months ended October 31, 2024. In the six months ended October 31, 2025 the Professional Services revenue was $18.0 million compared to $18.9 million in the six months ended October 31, 2024, a decrease of 5%. In the six months ended October 31, 2025 the Aerospace Products revenue was $25.4 million compared to $22.3 million in the six months ended October 31, 2024, an increase of 14%.
In the six months ended October 31, 2025 net income increased to $9.7 million compared to a net income of $5.8 million in the six months ended October 31, 2024, an increase of 66%. In the six months ended October 31, 2025, operating income increased to $11.7 million from an operating income of $8.4 million in the six months ended October 31, 2024, an increase of 40%.
RESULTS OF OPERATIONS
SIX MONTHS ENDED OCTOBER 31, 2025 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2024

	Six Months Ended October 31, 2025		Six Months Ended October 31, 2024
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2024-2025
Revenue:
Professional Services	$18,023	42%	$18,887	46%	-5%
Aerospace Products	25,353	58%	22,302	54%	14%
Total revenue	43,376	100%	41,189	100%	5%

Costs and expenses:
Cost of Professional Services	7,775	18%	7,802	19%	—%
Cost of Aerospace Products	14,064	32%	14,998	36%	-6%
Marketing and advertising	1,817	5%	1,865	5%	-3%
General, administrative and other	7,976	18%	8,134	20%	-2%
Total costs and expenses	31,632	73%	32,799	80%	-4%
Operating income	$11,744	27%	$8,390	20%	40%
Revenue:
Revenue increased 5% to $43.4 million in the six months ended October 31, 2025, compared to $41.2 million in the six months ended October 31, 2024. See “Operations by Segment” below for a discussion of the primary reasons for the increase in revenue.
•Professional Services derives its revenue from professional management services in the gaming industry through Butler National Service Corporation (“BNSC”) and BHCMC, LLC (“BHCMC”). Revenue from Professional Services decreased 5% to $18.0 million for the six months ended October 31, 2025 compared to $18.9 million for the six months ended October 31, 2024. Sports wagering through the DraftKings sports wagering platform brought in $2.8 million for the six months ended October 31, 2025 compared to $2.4 million in the six months ended October 31, 2024. Traditional casino gaming revenue decreased $0.8 million. Effective December 15, 2024, the revenue share to the state of Kansas increased by 2% with the start of our fifteen-year contract renewal term for the management of Boot Hill Casino.

•Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for aircraft and military vehicles. Aerospace Products revenue increased by 14% to $25.4 million for the six months ended October 31, 2025 compared to $22.3 million for the six months ended October 31, 2024. The increase in revenue is primarily due to an increase in special mission electronics business of $2.3 million along with an increase in aircraft avionics business of $1.0 million.
Costs and expenses:
Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses decreased 4% to $31.6 million in the six months ended October 31, 2025 compared to $32.8 million in the six months ended October 31, 2024. Costs and expenses were 73% of total revenue in the six months ended October 31, 2025, as compared to 80% of total revenue in the six months ended October 31, 2024. This represents an operating margin of 27.1% in the six months ended October 31, 2025, compared to 20.4% in fiscal 2024 (operating income as a percentage of revenue), an increase of 6.7 percentage points.
Cost of Professional Services remained constant in the six months ended October 31, 2025 at $7.8 million compared to $7.8 million in the six months ended October 31, 2024. Costs were 18% of total revenue in the six months ended October 31, 2025, as compared to 19% of total revenue in the six months ended October 31, 2024.
Cost of Aerospace Products decreased 6% in the six months ended October 31, 2025 to $14.1 million compared to $15.0 million for the six months ended October 31, 2024. Costs were 32% of total revenue in the six months ended October 31, 2025, as compared to 36% of total revenue in the six months ended October 31, 2024, reflecting increased efficiencies of our engineering and fabrication leading to improved operating profit margins.
While we continue to work to control costs, with the sales growth and expansion of aircraft modification installations at the New Century facility, the need for parts fabrication exceeded our existing shop capacity in Newton, Kansas. In response, in April, 2025, we purchased a building adjacent to our Newton airport campus for the primary purpose to expand our internal fabrication capabilities. We also committed capital to upgrading operations and acquiring additional talent.
Marketing and advertising expenses decreased in the six months ended October 31, 2025 to $1.8 million compared to $1.9 million in the six months ended October 31, 2024. Expenses were 5% of total revenue in the six months ended October 31, 2025, as compared to 5% of total revenue in the six months ended October 31, 2024. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.
General, administrative and other expenses as a percent of total revenue were 18% in the six months ended October 31, 2025, compared to 20% in the six months ended October 31, 2024. These expenses decreased 2% to $8.0 million in the six months ended October 31, 2025, from $8.1 million in the six months ended October 31, 2024. The decrease is primarily attributable to lower insurance, travel, and utilities costs for the six months ended October 31, 2025 compared to the six months ended October 31, 2024.
Other income (expense):
Other income (expense) was $1.4 million in the six months ended October 31, 2025 compared to ($388) thousand in the six months ended October 31, 2024. Interest expense was $1.0 million in the six months ended October 31, 2025, compared with interest expense of $1.1 million in the six months ended October 31, 2024. The decrease in interest expense is due to the paydown of long-term debt. Interest income was $507 thousand in the six months ended October 31, 2025 compared to $206 thousand in the six months ended October 31, 2024. Gain on sale of assets was $1.9 million in the six months ended October 31, 2025, compared to a $509 thousand gain on sale of assets in the six months ended October 31, 2024. The gain on sale of assets for the six months ended October 31, 2025 was a result of selling two older model Learjets and the Professional Services administration building, which will be replaced by a newly constructed facility adjacent to the Boot Hill Casino.
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
The following table presents a summary of our operating segment information for the six months ended October 31, 2025 and October 31, 2024:

	Six Months Ended October 31, 2025		Six Months Ended October 31, 2024
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2024-2025
Professional Services
Revenue - Boot Hill Casino	$18,023	100%	$18,887	100%	-5%

Cost of Professional Services	7,775	43%	7,802	41%	0%
Expenses	6,790	38%	6,577	35%	3%
Total costs and expenses	14,565	81%	14,379	76%	1%
Professional Services operating income	$3,458	19%	$4,508	24%	-23%

	Six Months Ended October 31, 2025		Six Months Ended October 31, 2024
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2024-2025
Aerospace Products
Revenue	$25,353	100%	$22,302	100%	14%

Cost of Aerospace Products	14,064	55%	14,998	67%	-6%
Expenses	3,003	12%	3,422	15%	-12%
Total costs and expenses	17,067	67%	18,420	83%	-7%
Aerospace Products operating income	$8,286	33%	$3,882	17%	113%
Professional Services
•Revenue from Professional Services decreased 5% for the six months ended October 31, 2025 to $18.0 million compared to $18.9 million for the six months ended October 31, 2024. Sports wagering through the DraftKings sports wagering platform brought in $2.8 million of revenue for the six months ended October 31, 2025 compared to $2.4 million in the six months ended October 31, 2024. Furthermore, traditional casino gaming revenue decreased $0.8 million due to a decrease in patron visits. We believe the decline of traditional casino gaming revenue was due primarily to economic factors impacting the region surrounding our casino in southwest Kansas. Factors influencing the local economy in the region surrounding our casino operations include reduced shifts and/or wages for Dodge City-based cattle processors and meat packing employees, increased inflation and drought conditions. Additionally, beginning in December 2024, the revenue share paid to the State of Kansas under our Management Agreement increased by two percent. Our revenue is determined after the revenue share is distributed to the state and mandated regulatory expenses are paid. Non-gaming revenue at Boot Hill Casino decreased to $1.9 million for the six months ended October 31, 2025, compared to $2.3 million for the six months ended October 31, 2024, primarily due to the casino’s temporary closure of its restaurant due to ongoing renovations. The restaurant renovations were completed on October 31, 2025.
•Costs of Professional Services decreased less than $0.1 million to $7.8 million in the six months ended October 31, 2025 compared to $7.8 million compared to the six months ended October 31, 2024. Costs were 43% of segment total revenue in the six months ended October 31, 2025, as compared to 41% of segment total revenue in the six months ended October 31, 2024. The increase is directly related to an increase in labor costs and a decline in segment revenue.
•Expenses increased 3% in the six months ended October 31, 2025 to $6.8 million compared to $6.6 million in the six months ended October 31, 2024. Expenses were 38% of segment total revenue in the six months ended October 31, 2025, as compared to 35% of segment total revenue for the six months ended October 31, 2024.
Aerospace Products
•Revenue increased 14% to $25.4 million in the six months ended October 31, 2025, compared to $22.3 million in the six months ended October 31, 2024. The increase in revenue is primarily due to a $2.3 million increase in special missions electronics and a $1.0 million increase in aircraft avionics, partially offset by a $0.2 million decrease in aircraft modification business. The increase in revenue with respect to special mission electronics is related to efficiencies in production, including pre-building components for shipment upon receipt of orders, increased inventory to minimize risk of production delay, and receipt of additional orders, which is also reflected in the increased backlog. While a new control housing design for the minigun control is in process, special mission electronics shipped a number of the legacy control units that were first manufactured in late fiscal year 2025. We are focused on identifying and acquiring the staffing to efficiently decrease backlog. Our backlog as of October 31, 2025, totaled $46.3 million for Aerospace Products. The backlog includes orders with signed contracts which may not be completed within the next fiscal year. There can be no assurance that all orders will be completed or that some may ever commence. During the six months ended October 31, 2025, the Aircraft Modifications business entered into two contracts for large airplanes. The move into larger airplanes opens new market opportunities for Avcon. We continue to look at process opportunities to enhance the cable fabrication process in our expansion of that business. For Aircraft Modifications, timing in percentage of completion is reflected in the quarter revenue compared to the previous year. Avionics revenue was up due to revenues associated with a multi-airplane avionics upgrade contract.
•Costs of Aerospace Products decreased 6% in the six months ended October 31, 2025 to $14.1 million compared to $15.0 million for the six months ended October 31, 2024. Costs were 55% of segment total revenue in the six months ended October 31, 2025, as compared to 67% of segment total revenue in the six months ended October 31, 2024, reflecting increased efficiencies of our engineering and fabrication labor leading to improved operating profit margins. Both Special Mission Electronics and Aircraft Modifications gained further efficiencies by strategically planning sub-component fabrication and decreasing outsourcing. With respect to Avionics, the divestment of the autopilot product line has reduced the costs. It is noteworthy that on June 16, 2025, a third-party’s airplane crashed into the Company’s New Century, Kansas hangar facility resulting in some, but not a material, temporary loss in use of hangar operations for Aircraft Modifications. The hanger has now been fully repaired and restored.
•Expenses decreased 12% in the six months ended October 31, 2025 to $3.0 million compared to $3.4 million for the six months ended October 31, 2024. Expenses were 12% of segment total revenue in the six months ended October 31, 2025, as compared to 15% of segment total revenue in the six months ended October 31, 2024. The decrease is primarily due to lower overhead labor and travel costs in fiscal 2026.

THREE MONTHS ENDED OCTOBER 31, 2025 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2024

	Three Months Ended October 31, 2025		Three Months Ended October 31, 2024
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2024-2025
Revenue:
Professional Services	$9,212	40%	$9,650	45%	-5%
Aerospace Products	14,039	60%	11,710	55%	20%
Total revenue	23,251	100%	21,360	100%	9%

Costs and expenses:
Cost of Professional Services	3,863	17%	3,909	18%	-1%
Cost of Aerospace Products	7,473	32%	7,524	35%	-1%
Marketing and advertising	896	5%	951	7%	-6%
General, administrative and other	3,942	17%	4,122	19%	-4%
Total costs and expenses	16,174	70%	16,506	77%	-2%
Operating income	$7,077	30%	$4,854	23%	46%
Revenue
Revenue increased 9% to $23.3 million in the three months ended October 31, 2025, compared to $21.4 million in the three months ended October 31, 2024. See “Operations by Segment” below for a discussion of the primary reasons for the increase in revenue.
•Professional Services derives its revenue from professional management services in the gaming industry through BNSC and BHCMC. Revenue from Professional Services decreased 5% to $9.2 million for the three months ended October 31, 2025 compared to $9.7 million for the three months ended October 31, 2024. Sports wagering through the DraftKings sports wagering platform brought in $1.6 million for the three months ended October 31, 2025 compared to $1.4 million in the three months ended October 31, 2024. Traditional casino gaming revenue decreased $0.2 million. Effective December 15, 2024, the revenue share to the state of Kansas increased by 2% with the start of our fifteen-year contract renewal term for the management of Boot Hill.
•Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for aircraft and military vehicles. Aerospace Products revenue increased by 20% to $14.0 million for the three months ended October 31, 2025 compared to $11.7 million for the three months ended October 31, 2024. The increase in revenue is primarily due to an increase in special mission electronics business of $1.0 million along with an increase in aircraft modification business of $1.2 million.
Costs and expenses:
Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses decreased 2% to $16.2 million in the three months ended October 31, 2025 compared to $16.5 million in the three months ended October 31, 2024. Costs and expenses were 70% of total revenue in the three months ended October 31, 2025, as compared to 77% of total revenue in the three months ended October 31, 2024. This represents an operating margin of 30.4% in the three months ended October 31, 2025, compared to 22.7% in fiscal 2024 (operating income as a percentage of revenue), an increase of 7.7 percentage points.
Cost of Professional Services remained flat in the three months ended October 31, 2025 at $3.9 million compared to $3.9 million in the three months ended October 31, 2024. Costs were 17% of total revenue in the three months ended October 31, 2025, as compared to 18% of total revenue in the three months ended October 31, 2024.

Cost of Aerospace Products remained flat in the three months ended October 31, 2025 at $7.5 million compared to $7.5 million for the three months ended October 31, 2024. Costs were 32% of total revenue in the three months ended October 31, 2025, as compared to 35% of total revenue in the three months ended October 31, 2024, reflecting increased efficiencies of our engineering and fabrication leading to improved operating profit margins.
While we continue to work to control costs, with the sales growth and expansion of aircraft modification installations at the New Century facility, the need for parts fabrication exceeded our existing shop capacity in Newton, Kansas. In response, in April, 2025, we purchased a building adjacent to our Newton airport campus for the primary purpose to expand our internal fabrication capabilities.
Marketing and advertising expenses decreased 6% in the three months ended October 31, 2025, to $896 thousand compared to $951 thousand in the three months ended October 31, 2024. Expenses were 5% of total revenue in the three months ended October 31, 2025, as compared to 7% of total revenue in the three months ended October 31, 2024. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.
General, administrative and other expenses as a percent of total revenue were 17% in the three months ended October 31, 2025, compared to 19% in the three months ended October 31, 2024. These expenses decreased 4% to $3.9 million in the three months ended October 31, 2025, from $4.1 million in the three months ended October 31, 2024.
Other income (expense):
Other income (expense) was $1.7 million in the three months ended October 31, 2025 compared to $71 thousand in the three months ended October 31, 2024. Interest expense was ($501) thousand in the three months ended October 31, 2025, compared with interest expense of ($538) thousand in the three months ended October 31, 2024. The decrease in interest expense is due to the paydown of long-term debt. Interest income was $335 thousand in the three months ended October 31, 2025 compared to $100 thousand in the three months ended October 31, 2024. Gain on sale of assets was $1.9 million in the three months ended October 31, 2025 and $509 thousand in the three months ended October 31, 2024.
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
The following table presents a summary of our operating segment information for the three months ended October 31, 2025 and October 31, 2024:

	Three Months Ended October 31, 2025		Three Months Ended October 31, 2024
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2024-2025
Professional Services
Revenue - Boot Hill Casino	$9,212	100%	$9,650	100%	-5%

Cost of Professional Services	3,863	42%	3,909	41%	-1%
Expenses	3,673	40%	3,363	35%	9%
Total costs and expenses	7,536	82%	7,272	75%	4%
Professional Services operating income	$1,676	18%	$2,378	25%	-30%

	Three Months Ended October 31, 2025		Three Months Ended October 31, 2024
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2024-2025
Aerospace Products
Revenue	$14,039	100%	$11,710	100%	20%

Cost of Aerospace Products	7,473	53%	7,524	64%	-1%
Expenses	1,165	8%	1,710	15%	-32%
Total costs and expenses	8,638	62%	9,234	79%	-6%
Aerospace Products operating income	$5,401	38%	$2,476	21%	118%
Professional Services
•Revenue from Professional Services decreased 5% for the three months ended October 31, 2025 to $9.2 million compared to $9.7 million for the three months ended October 31, 2024. Sports wagering through the DraftKings sports wagering platform brought in $1.6 million of revenue for the three months ended October 31, 2025 compared to $1.4 million in the three months ended October 31, 2024. Furthermore, traditional casino gaming revenue decreased $0.2 million due to a decrease in patron visits. We believe the decline of traditional casino gaming revenue was due primarily to economic factors impacting the region surrounding our casino in southwest Kansas. Factors influencing the local economy in the region surrounding our casino operations include reduced shifts and/or wages for Dodge City-based cattle processors and meat packing employees, increased inflation and drought conditions. Additionally, beginning in December 2024, the revenue share paid to the State of Kansas under our Management Agreement increased by two percent. Our revenue is determined after the revenue share is distributed to the state and mandated regulatory expenses are paid. Non-gaming revenue at Boot Hill Casino decreased to $0.8 million for the three months ended October 31, 2025, compared to $1.2 million for the three months ended October 31, 2024, primarily due to the casino’s temporary closure of its restaurant due to ongoing renovations.
•Costs of Professional Services decreased less than $0.1 million to $3.9 million in the three months ended October 31, 2025 compared to $3.9 million compared to the three months ended October 31, 2024. Costs were 42% of segment total revenue in the three months ended October 31, 2025, as compared to 41% of segment total revenue in the three months ended October 31, 2024.
•Expenses increased 9% in the three months ended October 31, 2025 to $3.7 million compared to $3.4 million in the three months ended October 31, 2024, primarily due to higher allocation of corporate overhead costs. Expenses were 40% of segment total revenue in the three months ended October 31, 2025, as compared to 35% of segment total revenue in the three months ended October 31, 2024.
Aerospace Products
•Revenue increased 20% to $14.0 million in the three months ended October 31, 2025, compared to $11.7 million in the three months ended October 31, 2024. The increase in revenue is primarily due to a $1.0 million increase in special missions electronics and a $1.2 million increase in aircraft modification business. The increase in revenue with respect to special mission electronics is related to efficiencies in production, including pre-building components for shipment upon receipt of orders, increased inventory to minimize risk of production delay, and receipt of additional orders, which is also reflected in the increased backlog. While a new control housing design for the minigun control is in process, special mission electronics shipped a number of the legacy control units that were first manufactured in late fiscal year 2025. We are focused on identifying and acquiring the staffing to efficiently decrease backlog. During the three months ended October 31, 2025, the Aircraft Modifications business entered into two contracts for large airplanes. The move into larger airplanes opens new market opportunities for Avcon. We continue to look at process opportunities to enhance the cable fabrication process in our expansion of that business. For Aircraft Modifications, timing in percentage of completion is reflected in the quarter revenue compared to the previous year. Avionics revenue was up slightly due to revenues associated with a multi-airplane avionics upgrade contract.
•Cost of Aerospace Products decreased less than 1% in the three months ended October 31, 2025 to $7.5 million compared to $7.5 million for the three months ended October 31, 2024. Costs were 53% of segment total revenue in the three months ended October 31, 2025, as compared to 64% of segment total revenue in the three months ended October 31, 2024, reflecting increased efficiencies of our engineering and fabrication labor leading to improved operating profit margins. Both Special Mission Electronics and Aircraft Modifications gained further efficiencies by strategically planning sub-component fabrication and decreasing outsourcing. With respect to Avionics, the divestment of the autopilot product line has reduced the costs.
•Expenses decreased 7% in the three months ended October 31, 2025 to $1.2 million compared to $1.7 million for the three months ended October 31, 2024. Expenses were 8% of segment total revenue in the three months ended October 31, 2025, as compared to 15% of segment total revenue in the three months ended October 31, 2024. The decrease is primarily due to lower overhead labor and travel costs in fiscal 2026.
Employees
Other than persons employed by our gaming subsidiaries, there were 153 full time and 6 part time employees on October 31, 2025, compared to 140 full time and 2 part time employees on October 31, 2024. Our staffing at Boot Hill Casino & Resort on October 31, 2025 was 187 full time and 44 part time employees compared to 200 full time and 41 part time employees on October 31, 2024. None of the employees are subject to any collective bargaining agreements.
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
Operating Activities
During the six months ended October 31, 2025 our cash position increased by $4.4 million. Net income was $9.7 million for the six months ended October 31, 2025. Cash flow provided by operating activities was $13.9 million for the six months ended October 31, 2025. Non-cash activities consisting of depreciation and amortization provided $3.4 million, deferred compensation added $0.1 million, stock awarded to directors added $0.1 million, and gain on sale of assets used $1.9 million. Contract assets increased our cash position by $1.1 million and contract liability increased our cash position by $0.4 million. Inventories decreased our cash position by $0.5 million and accounts receivable decreased our cash position by $0.5 million. Gaming facility mandated payments increased our cash position by $61 thousand. Prepaid expenses and other assets decreased our cash by $0.8 million. Accounts payable increased our cash position by $1.2 million and lease liabilities increased our cash position by $0.1 million. Accrued liabilities decreased our cash position by $0.6 million and other current liabilities decreased our cash by $69 thousand. Income tax payable increased our cash position by $2.1 million.
Investing Activities
Cash used in investing activities was $1.7 million for the six months ended October 31, 2025. We invested $1.2 million towards STCs, $0.9 million on buildings and improvements, and $1.2 million on machinery and equipment. For the six months ended October 31, 2025, proceeds from the sale of assets provided $1.6 million, including $1.2 million for the sale of Boot Hill Casino’s administrative building and $0.4 million on the sale of two airplanes. Of the $1.2 million related to the building sale, approximately $1.2 million was received in cash and the remaining $1.2 million is recorded in accounts receivable at October 31, 2025. The Company plans to construct a more efficient facility for storage and training adjacent to the casino.
Financing Activities
Cash used by financing activities was $7.7 million for the six months ended October 31, 2025. We made repayments of $2.8 million on our long-term debt and we made repayments on lease right-to-use of $135 thousand. We purchased Company stock of $4.8 million. The stock acquired was placed in treasury.
Capital Expenditures
The Company anticipates remaining capital expenditures in fiscal 2026 to be approximately $9.2 million, consisting of $3.8 million on STC’s, $2.4 million on equipment, and $3.0 million on buildings and improvements. We anticipate our cash balance will be sufficient to cover our cash requirements through the current fiscal year.
Critical Accounting Policies and Estimates
We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management judgments and estimates. These significant accounting policies relate to revenue from contracts with customers, inventory valuation and long-lived assets. These policies and our procedures related to these policies are described in detail below and under specific areas within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Effect if Actual Results Differ from Assumptions
Management reviews the inventory balance on an annual basis to determine whether any additional write-downs are necessary. Following the write-down of the inventory as discussed above, we believe this inventory is stated at net realizable value at October 31, 2025, although an unanticipated lack of demand for aircraft or spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued at October 31, 2025.
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
An impairment loss is recognized for any excess of the carrying amount of the estimated undiscounted cash flows over the remaining life of the assets. No impairment charges were recorded during the six months ended October 31, 2025.

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
In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2025.
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
Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS.
As of October 31, 2025, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.
Item 1A.    RISK FACTORS.
Smaller reporting companies are not required to provide the information required by this item.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the second quarter of fiscal 2026.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Closure of 2016 program and increase from 2025 program authorization in August 2024	-	$-	-	$5,000,000
August 1, 2025 - August 30, 2025	-	$-	-	$5,000,000
September 1, 2025 - September 30, 2025	687,852	$1.69	687,852	$3,846,173
October 1, 2025 - October 31, 2025	-	$-	-	$3,846,173
Total	687,852		687,852
(a)In August 2025, the Board of Directors approved the closure of the 2016 Stock Repurchase Program and established a new $5 million 2025 Stock Repurchase Program that is authorized through April 2027. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors.

Item 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
Item 4.    MINE SAFETY DISCLOSURES.
Not applicable.
Item 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans. During the fiscal quarter ended October 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of October 31, 2025 and April 30, 2025, (ii) Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended October 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2025 and 2024 and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

December 11, 2025	/s/ Christopher J. Reedy
Date	Christopher J. Reedy
(President, Chief Executive Officer and Secretary)

December 11, 2025	/s/ Adam B. Sefchick
Date	Adam B. Sefchick
(Vice President and Chief Financial Officer)