Form 10-Q
period 2026-01-31
BUTLER NATIONAL CORP
filed 2026-03-12
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
On March 5, 2026, the Issuer’s Common Stock, $0.01 par value, shares outstanding were 64,074,946.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of January 31, 2026 and April 30, 2025
(in thousands except per share data)

	January 31, 2026	April 30, 2025
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,492	$25,226
Accounts receivable, net	12,168	5,867
Inventory, net	12,102	10,924
Contract asset	2,232	2,993
Prepaid expenses and other current assets	3,366	1,771
Income tax receivable	-	531
Total current assets	66,360	47,312

LEASE RIGHT-TO-USE ASSET, net	3,218	3,367

PROPERTY, PLANT AND EQUIPMENT, net	58,386	60,256

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $13,085 at January 31, 2026 and $12,145 at April 30, 2025)	9,918	9,237

OTHER ASSETS:
Other assets (net of accumulated amortization of $12,920 at January 31, 2026 and $12,461 at April 30, 2025)	1,026	1,050
Deferred tax asset, net	2,076	2,076
Total other assets	3,102	3,126
Total assets	$140,984	$123,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,937	$8,623
Current maturities of long-term debt	5,245	5,287
Current maturities of lease liability	129	121
Contract liability	5,989	5,530
Gaming facility mandated payment	1,798	1,688
Compensation and compensated absences	1,614	2,663
Income taxes payable	1,922	-
Other current liabilities	572	502
Total current liabilities	35,206	24,414

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	25,576	29,870
Lease liability, net of current maturities	3,858	3,900
Total long-term liabilities	29,434	33,770
Total liabilities	64,640	58,184

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; no shares issued and outstanding	-	-
Common stock, par value $.01: Authorized 100,000,000 shares, issued 79,996,814 shares, and outstanding 64,074,946 shares at January 31, 2026 and issued 79,772,345 shares, and outstanding 67,180,527 shares at April 30, 2025	800	798
Capital contributed in excess of par	14,569	14,247
Treasury stock at cost, 15,921,868 shares at January 31, 2026 and 12,591,818 shares at April 30, 2025	(14,930)	(9,458)
Retained earnings	75,905	59,527
Total stockholders’ equity	76,344	65,114
Total liabilities and stockholders’ equity	$140,984	$123,298
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2026 AND 2025
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED
	January 31,
	2026	2025
REVENUE:
Professional Services	$9,859	$9,813
Aerospace Products	17,054	11,361
Total revenues	26,913	21,174

COSTS AND EXPENSES:
Cost of Professional Services	3,869	4,033
Cost of Aerospace Products	8,562	8,316
Marketing and advertising	863	885
General, administrative and other	4,381	3,914
Total costs and expenses	17,675	17,148

OPERATING INCOME	9,238	4,026

OTHER INCOME (EXPENSE):
Interest expense	(478)	(557)
Gain on sale of product line	-	1,040
Interest income	228	125
Total other income	(250)	608

INCOME BEFORE INCOME TAXES	8,988	4,634

PROVISION FOR INCOME TAXES:
Provision for income taxes	2,289	1,256

NET INCOME	$6,699	$3,378

BASIC EARNINGS PER COMMON SHARE	$0.10	$0.05

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,231,747	66,960,627

DILUTED EARNINGS PER COMMON SHARE	$0.10	$0.05

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,231,747	66,960,627
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JANUARY 31, 2026 AND 2025
(in thousands, except per share data)
(unaudited)

	NINE MONTHS ENDED
	January 31,
	2026	2025
REVENUE:
Professional Services	$27,882	$28,700
Aerospace Products	42,407	33,663
Total revenue	70,289	62,363

COSTS AND EXPENSES:
Cost of Professional Services	11,644	11,834
Cost of Aerospace Products	22,626	23,315
Marketing and advertising	2,680	2,751
General, administrative and other	12,357	12,047
Total costs and expenses	49,307	49,947

OPERATING INCOME	20,982	12,416

OTHER INCOME (EXPENSE):
Interest expense	(1,502)	(1,660)
Gain on sale of product line	-	1,040
Gain on sale of airplanes	403	248
Gain on sale of building	1,477	261
Interest income	735	331
Total other income (expense)	1,113	220

INCOME BEFORE INCOME TAXES	22,094	12,636

PROVISION FOR INCOME TAXES
Provision for income taxes	5,716	3,416

NET INCOME	$16,378	$9,220

BASIC EARNINGS PER COMMON SHARE	$0.25	$0.14

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	65,253,135	67,861,002

DILUTED EARNINGS PER COMMON SHARE	$0.25	$0.14

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	65,253,135	67,861,002
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JANUARY 31, 2026 AND 2025
(dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2024	79,646,211	$796	$13,866	10,875,355	$(7,197)	$46,976	$54,441

Stock repurchase	-	-	-	500,000	(464)	-	(464)

Deferred compensation, restricted stock	-	-	69	-	-	-	69

Net Income	-	-	-	-	-	2,246	2,246

Balance, July 31, 2024	79,646,211	$796	$13,935	11,375,355	$(7,661)	$49,222	$56,292

Stock repurchase	-	-	-	683,760	(899)	-	(899)

Deferred compensation, restricted stock	-	-	68	-	-	-	68

Net Income	-	-	-	-	-	3,596	3,596

Balance, October 31, 2024	79,646,211	$796	$14,003	12,059,115	$(8,560)	$52,818	$59,057

Stock repurchase	-	-	$-	71,404	$(133)	$-	$(133)

Deferred compensation, restricted stock	86,704	-	$69	-	-	$-	$69

Net Income	-	-	-	-	-	3,378	3,378

Balance, January 31, 2025	79,732,915	$796	$14,072	12,130,519	$(8,693)	$56,196	$62,371

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2025	79,772,345	$798	$14,247	12,591,818	$(9,458)	$59,527	$65,114

Stock repurchase	-	-	-	2,414,250	(3,653)	-	(3,653)

Restricted stock forfeited	-	-	10	5,780	-	-	10

Stock awarded to directors	42,515	1	62	-	-	-	63

Deferred compensation, restricted stock	51,724	-	24	-	-	-	24

Net Income	-	-	-	-	-	3,685	3,685

Balance, July 31, 2025	79,866,584	$799	$14,343	15,011,848	$(13,111)	$63,212	$65,243

Stock repurchase	-	-	-	687,852	(1,154)	-	(1,154)

Stock awarded to directors	30,300	1	50	-	-	-	51

Deferred compensation, restricted stock	81,818	-	79	-	-	-	79

Net Income	-	-	-	-	-	5,994	5,994

Balance, October 31, 2025	79,978,702	$800	$14,472	15,699,700	$(14,265)	$69,206	$70,213

Stock repurchase	-	-	-	222,168	(665)	-	(665)

Stock awarded to directors	18,112	-	50	-	-	-	50

Deferred compensation, restricted stock	-	-	47	-	-	-	47

Net Income	-	-	-	-	-	6,699	6,699

Balance, January 31, 2026	79,996,814	$800	$14,569	15,921,868	$(14,930)	$75,905	$76,344
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2026 AND 2025
(in thousands)
(unaudited)

	NINE MONTHS ENDED
	January 31,
	2026		2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,378		$9,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,082		5,020
Stock awarded to directors	164		-
Gain on sale of product line	-		(1,040)
Gain on sale of airplanes	(403)		(248)
Gain on sale of building	(1,477)		(261)
Supplemental Type Certificates WIP Adjustment	195		-
Deferred compensation, restricted stock	160		206

Changes in operating assets and liabilities:
Accounts receivable	(5,101)		(510)
Inventory	(1,178)		(846)
Contract assets	761		666
Prepaid expenses and other assets	(1,595)		(243)
Accounts payable	9,314		8,577
Contract liability	459		2,671
Lease liability	169		163
Accrued liabilities	(1,049)		(550)
Gaming facility mandated payment	110		(488)
Income tax payable	2,453		(3,106)
Other liabilities	70		348
Net cash provided by operating activities	24,512		19,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,745)		(6,141)
Proceeds from sale of product line	-	`	1,500
Proceeds from sale of airplanes	403		294
Proceeds from sale of building	1,168		1,037
Net cash used in investing activities	(3,174)		(3,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	-		2,016
Repayments of long-term debt	(4,397)		(3,673)
Repayments on right-to-use lease liability	(203)		(201)
Repurchase of common stock	(5,472)		(1,496)
Net cash used in financing activities	(10,072)		(3,354)

NET INCREASE (DECREASE) IN CASH	11,266		12,915

CASH AND CASH EQUIVALENTS, beginning of period	25,226		17,792

CASH AND CASH EQUIVALENTS, end of period	$36,492		$30,707

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,502		$1,674
Income taxes paid	$3,285		$6,522

NON-CASH INVESTING AND FINANCING ACTIVITY:
Lease right-of-use assets purchased	$-		$672
Lease liability for purchase of assets under lease	$-		$672
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)
1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2025. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 2026 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2026.
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
3. Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At January 31, 2026 and April 30, 2025, we had $3,788 and $2,514, respectively in bank deposits that exceeded the federally insured limits.
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
Gaming revenue is the gross gaming win as reported by the Kansas Lottery casino reporting systems, less the mandated payments by and for the State of Kansas. Electronic games-slots and table games revenue is the aggregate of gaming wins and losses. Liabilities are recognized for chips and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to anticipated payout of progressive jackpots. Progressive gaming machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are deducted from revenue as the value of jackpots increase. Effective September 1, 2022, sports wagering became legal in the State of Kansas. The Company is currently managing sports wagering through DraftKings sports wagering platform. The Company shares a percentage of the gross sports wagering win with its platform partner. Cash collections owed to DraftKings are recorded in accounts payable within our consolidated balance sheets and totaled $15.2 million and $6.7 million as of January 31, 2026 and April 30, 2025, respectively. Revenue from Gaming Management and other Corporate/Professional Services is recognized as the service is rendered. Food, beverage and other revenue is recorded when the service is received and paid.

5. Disaggregation of Revenue
In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended January 31, 2026			Three Months Ended January 31, 2025
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$9,859	$12,994	$22,853	$9,813	$4,049	$13,862
Europe	-	3,267	3,267	-	6,687	6,687
Asia	-	790	790	-	593	593
Australia and Other	-	3	3	-	32	32
	$9,859	$17,054	$26,913	$9,813	$11,361	$21,174

Major Product Lines
Casino Gaming Revenue	$6,485	$-	$6,485	$6,845	$-	$6,845
Sports Wagering Revenue	2,218	-	2,218	1,838	-	1,838
Casino Non-Gaming Revenue	1,156	-	1,156	1,130	-	1,130
Aircraft Modification	-	11,144	11,144	-	8,061	8,061
Aircraft Avionics	-	1,271	1,271	-	915	915
Special Mission Electronics	-	4,639	4,639	-	2,385	2,385
	$9,859	$17,054	$26,913	$9,813	$11,361	$21,174

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$10,020	$10,020	$-	$7,419	$7,419
Goods or services transferred at a point of sale	9,859	7,034	16,893	9,813	3,942	13,755
	$9,859	$17,054	$26,913	$9,813	$11,361	$21,174

	Nine Months Ended January 31, 2026			Nine Months Ended January 31, 2025
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$27,882	$33,261	$61,143	$28,700	$18,475	$47,175
Europe	-	5,507	5,507	-	13,330	13,330
Asia	-	3,516	3,516	-	1,521	1,521
Australia and Other	-	123	123	-	337	337
	$27,882	$42,407	$70,289	$28,700	$33,663	$62,363

Major Product Lines
Casino Gaming Revenue	$19,801	$-	$19,801	$20,943	$-	$20,943
Sports Wagering Revenue	5,063	-	5,063	4,281	-	4,281
Casino Non-Gaming Revenue	3,018	-	3,018	3,476	-	3,476
Aircraft Modification	-	25,200	25,200	-	22,337	22,337
Aircraft Avionics	-	3,560	3,560	-	2,200	2,200
Special Mission Electronics	-	13,647	13,647	-	9,126	9,126
	$27,882	$42,407	$70,289	$28,700	$33,663	$62,363

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$21,892	$21,892	$-	$20,038	$20,038
Goods or services transferred at a point of sale	27,882	20,515	48,397	28,700	13,625	42,325
	$27,882	$42,407	$70,289	$28,700	$33,663	$62,363
6. Accounts receivable, net, contract asset and contract liability
Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	January 31, 2026	April 30, 2025
Accounts Receivable, net	$12,168	$5,867
Contract Asset	2,232	2,993
Contract Liability	5,989	5,530
Accounts receivable, net consist of $12,168 and $5,867 from customers as of January 31, 2026 and April 30, 2025, respectively. At January 31, 2026 and April 30, 2025, the allowance for doubtful accounts were $80 and $83, respectively.
Contract assets are net of progress payments and performance-based payments from our customers totaling $2,232 and $2,993 as of January 31, 2026 and April 30, 2025, respectively. Contract assets decreased $761 during the nine months ended January 31, 2026, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine months ended January 31, 2026. There were no significant impairment losses related to our contract assets during the nine months ended January 31, 2026. We expect to bill our customers for the majority of the January 31, 2026 contract assets during fiscal year 2026.
Contract liabilities increased $459 during the nine months ended January 31, 2026, primarily due to the revenue recognized on these performance obligations being less than the payments received.

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
Inventory is comprised of the following, net of the estimate for obsolete inventory of $533 at January 31, 2026 and $558 at April 30, 2025.

	January 31, 2026	April 30, 2025
Parts and raw material	$6,689	$6,238
Work in process	5,334	4,610
Finished goods	79	76
Total Inventory, net of allowance	$12,102	$10,924
8. Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	January 31, 2026	April 30, 2025
Land	$3,447	$3,447
Building and improvements	48,734	49,753
Aircraft	6,847	8,122
Machinery and equipment	7,313	6,356
Office furniture and fixtures	17,008	15,599
Leasehold improvements	4,032	4,032
	87,381	87,309
Accumulated depreciation	(28,995)	(27,053)
Total property, plant and equipment	$58,386	$60,256
Property and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Depreciation expense was $3,623 for the nine months ended January 31, 2026 and $3,473 for the nine months ended January 31, 2025. Depreciation expense is included in cost of sales and general and administrative costs. During the nine months ended January 31, 2026, the Company sold an administration building associated with the Professional Services segment for $2.4 million, and recognized a $1.5 million gain on the sale. Of the $2.4 million related to the building sale, $1.2 million is recorded in accounts receivable at January 31, 2026.

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
10. Research and Development:
We invested in research and development activities. The amount invested in the nine months ended January 31, 2026 and 2025 was $1,040 and $1,585, respectively.
11. Debt:
At January 31, 2026, the Company has a line of credit with Kansas State Bank in the form of a promissory note with an interest rate of 8.4% totaling $2.0 million. The unused line at January 31, 2026 is $2.0 million. There were no advances or payments made on the line of credit during the nine months ended January 31, 2026. The line of credit is due on demand and is secured by a first and second position on all assets of the Company.
On November 25, 2024, the Company entered into a note agreement with Simmons Bank for $2.0 million with an interest rate of 7.19% payable over five years. At January 31, 2026, the loan balance of $1.7 million is secured by a single aircraft with a net book value of $2.1 million.
The first note with Academy Bank, N.A. for $2.4 million is secured by all of BHCMC’s assets and compensation under the State management contract with an interest rate of 5.75% payable in full over five years. This note matures in October 2026. The second note with Academy Bank, N.A. for $26.5 million is secured by all of BHCMC’s assets and compensation under the State management contract with an interest rate of 4.75% payable over seven years, and a balloon payment of $20.6 million in December 2027. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash.
At January 31, 2026, there is a note payable with Bank of America, N.A. with a balance of $507. The interest rate on this note is SOFR plus 1.75%. The loan is secured by buildings and improvements having a net book value of $587. This note matures in March 2029.
At January 31, 2026, there is a note payable with Patriots Bank with an interest rate of 4.35% totaling $197. This loan is secured by aircraft security agreements with a book value of $225. This note matures in March 2029.
At January 31, 2026, there is a note payable with an interest rate of 8.13% totaling $15 secured by equipment with a net book value of $12. This note matures in April 2027.
The Company is compliant with the covenants and obligations of each of our notes as of January 31, 2026, and March 12, 2026.
12. Other Assets:
The other asset account includes assets of $5.5 million related to the Kansas Expanded Lottery Act Management Contract privilege fee, $8.3 million of gaming equipment we were required to pay for ownership by the State of Kansas Lottery and miscellaneous other assets of $128. BHCMC expects the $5.5 million privilege fee to have value over the remaining life of the Management Contract with the State of Kansas. The State of Kansas approved the renewal management contract for our Professional Services company BNSC assumed by BHCMC. The renewal took effect December 15, 2024, and will continue for another 15 years to 2039. Gaming equipment includes a Managers Certificate asset which is amortized over a period of three years based on the estimated useful life of gaming equipment.

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
In December 2025, the Company granted four board members a total of 18,182 shares under the plan as a component of regular board compensation. These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $2.76 for a total of $50. The compensation related to this grant was expensed in the quarter ended January 31, 2026.

During the nine months ended January 31, 2026, 5,780 shares were forfeited. During the nine months ended January 31, 2025, no shares were forfeited. For the nine months ended January 31, 2026 the Company expensed $160, and for the nine months ended January 31, 2025 the Company expensed $206.

	Number of Shares	Weighted Average Grant Date Fair Value
Total shares issued	8,550,603	$0.49
Forfeited, in prior periods	(2,500,000)	$0.40
Forfeited, during the year ended April 30, 2025	-	$-
Forfeited, during the nine months ended January 31, 2026	(5,780)	$1.73
Total	6,044,823	$0.52
Vested shares	5,912,541	$0.50
Non-vested shares	132,282	$1.60
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
The table below provides information with respect to common stock purchases by the Company through January 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods	10,275,355	$0.63	10,275,355	$2,536
Quarter ended July 31, 2024 (a)	500,000	$0.93	500,000	$2,071
Quarter ended October 31, 2024 (a)	683,760	$1.31	683,760	$1,172
Increase in program authorization in October 2024	-		-	$3,172
Quarter ended January 31, 2025 (a)	71,404	$1.86	71,404	$3,039
Quarter ended April 30, 2025 (a)	461,299	$1.66	461,299	$2,274
Increase in program authorization in June 2025	-		-	$6,274
Quarter ended July 31, 2025 (a)	2,414,250	$1.51	2,414,250	$2,631
Closure of 2016 program and increase from 2025 program authorization in August 2025	-		-	$5,000
Quarter ended October 31, 2025 (a)	687,852	$1.69	687,852	$3,846
Quarter ended January 31, 2026 (a)	222,168	$2.92	222,168	$3,181
Total	15,316,088	$0.93	15,316,088
(a)These shares of common stock were purchased through a private transaction.

15. Lease Right-to-Use:
We lease hangars and office space with initial lease terms of two, five, and fifty years.

January 31, 2026
Lease right-to-use assets	$3,829
Less accumulated depreciation	611
Total	$3,218
Future minimum lease payments for assets under finance leases at January 31, 2026 are as follows:

2026	$277
2027	281
2028	286
2029	193
2030	127
Thereafter	12,484
Total minimum lease payments	13,648
Less amount representing interest	9,661
Present value of net minimum lease payments	3,987
Less current maturities of lease liability	129
Lease liability, net of current maturities	$3,858
Finance lease costs at January 31, 2026 and January 31, 2025 are as follows:

	January 31, 2026	January 31, 2025
Finance lease cost:
Amortization of right-of-use assets	$149	$148
Interest on lease liabilities	169	163
Total finance lease cost	$318	$311

	January 31, 2026	January 31, 2025
Weighted average remaining lease term - Financing leases (in years)	38	38
Weighted average discount rate - Financing leases	5.9%	5.9%
16. Sale of Product Line:
On January 30, 2025, the Company completed the sale of its “Jet Autopilot Product Line” for $1.5 million cash. We included the operating results associated with this business in our aerospace products segment. The Company continued to perform and transfer services through April 2025.

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
Butler Avionics sells, installs and troubleshoots aircraft avionics equipment (airplane radio equipment and flight control systems). This includes flight display systems, collision avoidance, terrain awareness instruments, and sensor systems. Butler Avionics is recognized for its troubleshooting and also supports Avcon with the integration and installation of electronics systems to support aircraft missionization.
Professional Services:
Butler National Service Corporation (“BNSC”) and its wholly owned subsidiary BHCMC, LLC provide management services to the Boot Hill Casino, a “state-owned casino”.

Three Months Ended January 31, 2026	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,859	$11,144	$1,271	$4,639	$-	$26,913
Interest expense	378	92	-	8	-	478
Depreciation and amortization	752	881	13	27	14	1,687
Operating income (loss)	2,626	3,883	519	2,315	(105)	9,238

Three Months Ended January 31, 2025	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,813	$8,061	$915	$2,385	$-	$21,174
Interest expense	451	88	-	12	6	557
Depreciation and amortization	808	855	7	34	62	1,766
Operating income (loss)	3,234	773	223	883	(1,087)	4,026

Nine Months Ended January 31, 2026	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$27,882	$25,200	$3,560	$13,647	$-	$70,289
Interest expense	1,188	287	-	27	-	1,502
Depreciation and amortization	2,275	2,649	27	84	47	5,082
Operating income (loss)	6,084	6,300	1,674	6,937	(13)	20,982

Nine Months Ended January 31, 2025	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$28,700	$22,337	$2,200	$9,126	$-	$62,363
Interest expense	1,400	213	-	40	7	1,660
Depreciation and amortization	2,408	2,388	20	102	102	5,020
Operating income (loss)	9,084	2,519	233	4,170	(3,590)	12,416
Our Chief Operating Decision Maker (CODM) uses the information above to evaluate performance by operating segment and does not evaluate operating segments using asset or liability information.
Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	January 31, 2026		January 31, 2025
	Number of Customers	% of Consolidated Revenue	Number of Customers	% of Consolidated Revenue
Aerospace Products	1	18.0%	1	14.5%
Professional Services	-	-	-	-
In the nine months ended January 31, 2026 the Company derived 37.5% of total revenue from five Aerospace customers. The top customer provided 18.0% of total revenue while the next top four customers ranged from 2.0% to 11.6%. At January 31, 2026, we had one customer that accounted for 22.2% of our accounts receivable.
18. Subsequent Events:
The Company evaluated its January 31, 2026 financial statements for subsequent events through the filing date of this report. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THROUGHOUT THIS ITEM 2 ALL NON-TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.
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
The nine months ended January 31, 2026 revenue increased 13% to $70.3 million compared to $62.4 million in the nine months ended January 31, 2025. In the nine months ended January 31, 2026 the Aerospace Products revenue was $42.4 million compared to $33.7 million in the nine months ended January 31, 2025, an increase of 26%. In the nine months ended January 31, 2026 the Professional Services revenue was $27.9 million compared to $28.7 million in the nine months ended January 31, 2025, a decrease of 3%.
In the nine months ended January 31, 2026 net income increased to $16.4 million compared to a net income of $9.2 million in the nine months ended January 31, 2025, an increase of 78%. In the nine months ended January 31, 2026, operating income increased to $21.0 million from an operating income of $12.4 million in the nine months ended January 31, 2025, an increase of 69%.
RESULTS OF OPERATIONS
NINE MONTHS ENDED JANUARY 31, 2026 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2025

	Nine Months Ended January 31, 2026		Nine Months Ended January 31, 2025
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2025-2026
Revenue:
Professional Services	$27,882	40%	$28,700	46%	(3%)
Aerospace Products	42,407	60%	33,663	54%	26%
Total revenue	70,289	100%	62,363	100%	13%

Costs and expenses:
Cost of Professional Services	11,644	17%	11,834	19%	(2%)
Cost of Aerospace Products	22,626	32%	23,315	37%	(3%)
Marketing and advertising	2,680	4%	2,751	4%	(3%)
General, administrative and other	12,357	18%	12,047	19%	3%
Total costs and expenses	49,307	70%	49,947	80%	(1%)
Operating income	$20,982	30%	$12,416	20%	69%
Revenue:
Revenue increased 13% to $70.3 million in the nine months ended January 31, 2026, compared to $62.4 million in the nine months ended January 31, 2025. See “Operations by Segment” below for a discussion of the primary reasons for the increase in revenue.
•Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for aircraft and military vehicles. Aerospace Products revenue increased by 26% to $42.4 million for the nine months ended January 31, 2026 compared to $33.7 million for the nine months ended January 31, 2025. The increase in revenue is largely due to an increase in Special Mission Electronics revenue of $4.5 million, an increase in Aircraft Modifications revenue of $2.9 million and additional aircraft avionics revenue of $1.4 million.

•Professional Services derives its revenue from professional management services in the gaming industry through Butler National Service Corporation (“BNSC”) and BHCMC, LLC (“BHCMC”). Revenue from Professional Services decreased 3% to $27.9 million for the nine months ended January 31, 2026 compared to $28.7 million for the nine months ended January 31, 2025. Sports wagering through the DraftKings sports wagering platform brought in $5.1 million for the nine months ended January 31, 2026 compared to $4.3 million in the nine months ended January 31, 2025. Traditional casino gaming revenue decreased $1.1 million in the nine months ended January 31, 2026 to $19.8 million compared to $20.9 million for the nine months ended January 31, 2025. Effective December 15, 2024, the revenue share for traditional casino gaming to the state of Kansas increased by 2% with the start of our fifteen-year contract renewal term for the management of Boot Hill Casino.
Costs and expenses:
Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses decreased 1% to $49.3 million in the nine months ended January 31, 2026 compared to $49.9 million in the nine months ended January 31, 2025. Costs and expenses were 70% of total revenue in the nine months ended January 31, 2026, as compared to 80% of total revenue in the nine months ended January 31, 2025. This represents an operating margin of 29.9% in the nine months ended January 31, 2026, compared to 19.9% in the nine months ended January 31, 2025 (operating income as a percentage of revenue), an increase of 10 percentage points.
Cost of Professional Services decreased 2% in the nine months ended January 31, 2026 at $11.6 million compared to $11.8 million in the nine months ended January 31, 2025. Costs were 17% of total revenue in the nine months ended January 31, 2026, as compared to 19% of total revenue in the nine months ended January 31, 2025.
Cost of Aerospace Products decreased 3% in the nine months ended January 31, 2026 to $22.6 million compared to $23.3 million for the nine months ended January 31, 2025. Costs were 32% of total revenue in the nine months ended January 31, 2026, as compared to 37% of total revenue in the nine months ended January 31, 2025. The improved operating margins were driven by sales of previously FAA STC-approved modifications, increased sales of kits compared to prior period and increased efficiencies of our fabrication leading to improved operating profit margins.
While we continue to work to control costs, with the sales growth and expansion of aircraft modification installations at the New Century facility, the need for parts fabrication continues to exceed our existing shop capacity in Newton, Kansas. In response, in April, 2025, we purchased a building adjacent to our Newton airport campus for the primary purpose to expand our internal fabrication capabilities. We have also purchased machining equipment to expand our internal parts fabrication productivity, including a new 5-axis machine expected to arrive prior to April 30, 2026.
Marketing and advertising expenses decreased in the nine months ended January 31, 2026 to $2.7 million compared to $2.8 million in the nine months ended January 31, 2025. Expenses were 4% of total revenue in the nine months ended January 31, 2026, as compared to 4% of total revenue in the nine months ended January 31, 2025. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.
General, administrative and other expenses as a percent of total revenue were 18% in the nine months ended January 31, 2026, compared to 19% in the nine months ended January 31, 2025. These expenses increased 3% to $12.4 million in the nine months ended January 31, 2026, from $12.0 million in the nine months ended January 31, 2025. The increase is primarily attributable to higher insurance and overhead labor for the nine months ended January 31, 2026 compared to the nine months ended January 31, 2025.
Other income (expense) was $1.1 million in the nine months ended January 31, 2026 compared to $220 thousand in the nine months ended January 31, 2025. Interest expense was $1.5 million in the nine months ended January 31, 2026, compared with interest expense of $1.7 million in the nine months ended January 31, 2025. The decrease in interest expense is due to the paydown of long-term debt. Interest income was $735 thousand in the nine months ended January 31, 2026 compared to $331 thousand in the nine months ended January 31, 2025. Gain on sale of assets was $1.9 million in the nine months ended January 31, 2026, compared to a $1.5 million gain on sale of assets in the nine months ended January 31, 2025. The gain on sale of assets for the nine months ended January 31, 2026 was a result of selling two older model Learjets and the Professional Services administration building, which will be replaced by a newly constructed facility adjacent to the Boot Hill Casino.

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
The following table presents a summary of our operating segment information for the nine months ended January 31, 2026 and January 31, 2025:

	Nine Months Ended January 31, 2026		Nine Months Ended January 31, 2025
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2025-2026
Professional Services
Revenue - Boot Hill Casino	$27,882	100%	$28,700	100%	(3%)

Cost of Professional Services	11,644	42%	11,834	41%	(2%)
Expenses	10,154	36%	9,890	35%	3%
Total costs and expenses	21,798	78%	21,724	76%	0%
Professional Services operating income	$6,084	22%	$6,976	24%	(13%)

	Nine Months Ended January 31, 2026		Nine Months Ended January 31, 2025
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2025-2026
Aerospace Products
Revenue	$42,407	100%	$33,663	100%	26%

Cost of Aerospace Products	22,626	53%	23,315	69%	(3%)
Expenses	4,883	12%	4,908	15%	(1%)
Total costs and expenses	27,509	65%	28,223	84%	(3%)
Aerospace Products operating income	$14,898	35%	$5,440	16%	174%
Professional Services
•Revenue from Professional Services decreased 3% for the nine months ended January 31, 2026 to $27.9 million compared to $28.7 million for the nine months ended January 31, 2025. Sports wagering through the DraftKings sports wagering platform generated $5.1 million of revenue for the nine months ended January 31, 2026 compared to $4.3 million in the nine months ended January 31, 2025. Furthermore, traditional casino gaming revenue decreased $1.1 million due to a decrease in patron visits. We believe the decline of traditional casino gaming revenue was due primarily to economic factors impacting the region surrounding our casino in southwest Kansas. Factors influencing the local economy in the region surrounding our casino operations include reduced shifts and/or wages for Dodge City-based cattle processors and meat packing employees, general economic uncertainty and drought conditions. Additionally, beginning in December 2024, the revenue share paid to the State of Kansas under our Management Agreement increased by two percent. Our revenue is determined after the revenue share is distributed to the state and mandated regulatory expenses are paid. Non-gaming revenue at Boot Hill Casino decreased to $3.0 million for the nine months ended January 31, 2026, compared to $3.5 million for the nine months ended January 31, 2025, primarily due to the casino’s temporary closure of its restaurant due to ongoing renovations. The restaurant renovations were completed on October 31, 2025.
•Costs of Professional Services decreased $0.2 million to $11.6 million in the nine months ended January 31, 2026 compared to $11.8 million compared to the nine months ended January 31, 2025. Costs were 42% of segment total revenue in the nine months ended January 31, 2026, as compared to 41% of segment total revenue in the nine months ended January 31, 2025.
•Expenses increased 3% in the nine months ended January 31, 2026 to $10.2 million compared to $9.9 million in the nine months ended January 31, 2025. Expenses were 36% of segment total revenue in the nine months ended January 31, 2026, as compared to 35% of segment total revenue for the nine months ended January 31, 2025.
Aerospace Products
•Revenue increased 26% to $42.4 million in the nine months ended January 31, 2026, compared to $33.7 million in the nine months ended January 31, 2025. The increase in revenue is largely due to a $4.5 million increase in Special Missions Electronics revenue, a $2.9 million increase in Aircraft Modifications revenue and a $1.4 million increase in aircraft avionics revenue. The increase in revenue with respect to Special Mission Electronics is related to efficiencies in production, including pre-building components for shipment upon receipt of orders, increased inventory to minimize risk of production delay, and receipt of additional orders. While a new control housing design for the minigun control is in process, Special Mission Electronics shipped a number of the legacy minigun control units that were manufactured in late fiscal year 2025. In Aircraft Modifications, we have recognized benefits from selling previously approved modifications, in the form of repeat installations, as well as the sale of kits for installation by our customers. We are currently executing three large aircraft modifications, which we believe will serve as a foundation for similar modification and integration work on other aircraft platforms supporting special mission applications. While staffing constraints could impact certain areas of our operations, we are actively recruiting and training personnel to support program execution and to improve production efficiency, with the objective of reducing backlog over time. Our backlog as of January 31, 2026, totaled $37.0 million for Aerospace Products. The backlog includes orders with signed contracts which may not be completed within the next fiscal year. There can be no assurance that all orders will be completed or that some may ever commence.
During the nine months ended January 31, 2026, the Aircraft Modifications business entered into three contracts for large aircraft. The timing of these contract awards highlights the potential variability in reported backlog from quarter to quarter. For Aircraft Modifications, timing in percentage of completion is reflected in the quarter revenue compared to the previous year. Avionics revenue was up due to revenues associated with a multi-airplane avionics upgrade contract.
•Costs of Aerospace Products decreased 3% in the nine months ended January 31, 2026 to $22.6 million compared to $23.3 million for the nine months ended January 31, 2025. Costs were 53% of segment total revenue in the nine months ended January 31, 2026, as compared to 69% of segment total revenue in the nine months ended January 31, 2025, reflecting increased efficiencies of our engineering and fabrication labor leading to improved operating profit margins. Both Special Mission Electronics and Aircraft Modifications gained further efficiencies by strategically planning sub-component fabrication and decreasing outsourcing. With respect to Avionics, the divestment of the autopilot product line has reduced the costs. It is noteworthy that on June 16, 2025, a third-party’s airplane crashed into the Company’s New Century, Kansas hangar facility resulting in some, but not a material, temporary loss in use of hangar operations for Aircraft Modifications. The hangar has now been fully repaired and restored.
•Expenses decreased less than 1% in the nine months ended January 31, 2026 to $4.9 million compared to $4.9 million for the nine months ended January 31, 2025. Expenses were 12% of segment total revenue in the nine months ended January 31, 2026, as compared to 15% of segment total revenue in the nine months ended January 31, 2025.

THREE MONTHS ENDED JANUARY 31, 2026 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2025

	Three Months Ended January 31, 2026		Three Months Ended January 31, 2025
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2025-2026
Revenue:
Professional Services	$9,859	37%	$9,813	46%	0%
Aerospace Products	17,054	63%	11,361	54%	50%
Total revenue	26,913	100%	21,174	100%	27%

Costs and expenses:
Cost of Professional Services	3,869	14%	4,033	19%	(4%)
Cost of Aerospace Products	8,562	32%	8,316	39%	3%
Marketing and advertising	863	3%	885	7%	(2%)
General, administrative and other	4,381	16%	3,914	18%	12%
Total costs and expenses	17,675	66%	17,148	81%	3%
Operating income	$9,238	34%	$4,026	19%	129%
Revenue
Revenue increased 27% to $26.9 million in the three months ended January 31, 2026, compared to $21.2 million in the three months ended January 31, 2025. See “Operations by Segment” below for a discussion of the primary reasons for the increase in revenue.
•Professional Services derives its revenue from professional management services in the gaming industry through BNSC and BHCMC. Revenue from Professional Services remained flat at $9.8 million for the three months ended January 31, 2026 and January 31, 2025. Sports wagering through the DraftKings sports wagering platform brought in $2.2 million for the three months ended January 31, 2026 compared to $1.8 million in the three months ended January 31, 2025. Traditional casino gaming revenue decreased $0.4 million. Effective December 15, 2024, the revenue share to the state of Kansas increased by 2% with the start of our fifteen-year contract renewal term for the management of Boot Hill.
•Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for aircraft and military vehicles. Aerospace Products revenue increased by 50% to $17.1 million for the three months ended January 31, 2026 compared to $11.4 million for the three months ended January 31, 2025. The increase in revenue was primarily attributable to a $3.1 million increase in Aircraft Modification revenue and a $2.3 million increase in Special Mission Electronics revenue. The timing of contract awards and program execution also contributed to the increase compared to the same quarter in the prior year. The Aerospace Products segment continues to execute modification programs and fabricate control systems at elevated activity levels.
Costs and expenses:
Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased 3% to $17.7 million in the three months ended January 31, 2026 compared to $17.1 million in the three months ended January 31, 2025. Costs and expenses were 66% of total revenue in the three months ended January 31, 2026, as compared to 81% of total revenue in the three months ended January 31, 2025. This represents an operating margin of 34.3% in the three months ended January 31, 2026, compared to 19.0% in the three months ended January 31, 2025 (operating income as a percentage of revenue), an increase of 15.3 percentage points.

Cost of Professional Services decreased 4% in the three months ended January 31, 2026 to $3.9 million compared to $4.0 in the three months ended January 31, 2025. Costs were 14% of total revenue in the three months ended January 31, 2026, as compared to 19% of total revenue in the three months ended January 31, 2025.
Cost of Aerospace Products increased 3% in the three months ended January 31, 2026 at $8.6 million compared to $8.3 million for the three months ended January 31, 2025. Costs were 32% of total revenue in the three months ended January 31, 2026, as compared to 39% of total revenue in the three months ended January 31, 2025, reflecting increased efficiencies of our engineering and fabrication leading to improved operating profit margins. The Aircraft Modification division has also invested in engineering and production to modify a new platform for Special Mission Electronics. With the new work and schedules, additional resources have been enabled to support the efforts.
While we continue to focus on controlling costs, with the sales growth and expansion of aircraft modification installations at the New Century facility, the need for parts fabrication exceeded our existing shop capacity in Newton, Kansas. In response, in April, 2025, we purchased a building adjacent to our Newton airport campus for the primary purpose to expand our internal fabrication capabilities.
Marketing and advertising expenses decreased 2% in the three months ended January 31, 2026, to $863 thousand compared to $885 thousand in the three months ended January 31, 2025. Expenses were 3% of total revenue in the three months ended January 31, 2026, as compared to 7% of total revenue in the three months ended January 31, 2025. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.
General, administrative and other expenses as a percent of total revenue were 16% in the three months ended January 31, 2026, compared to 18% in the three months ended January 31, 2025. These expenses increased 12% to $4.4 million in the three months ended January 31, 2026, from $3.9 million in the three months ended January 31, 2025.
Other income (expense) was $250 thousand expense in the three months ended January 31, 2026 compared to $608 thousand income in the three months ended January 31, 2025. Interest expense was $478 thousand in the three months ended January 31, 2026, compared with interest expense of($557 thousand in the three months ended January 31, 2025. The decrease in interest expense is due to the paydown of long-term debt. Interest income was $228 thousand in the three months ended January 31, 2026 compared to $125 thousand in the three months ended January 31, 2025. Gain on sale of assets was $1.0 million in the three months ended January 31, 2025 related to the sale of a product line.
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

The following table presents a summary of our operating segment information for the three months ended January 31, 2026 and January 31, 2025:

	Three Months Ended January 31, 2026		Three Months Ended January 31, 2025
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2025-2026
Professional Services
Revenue - Boot Hill Casino	$9,859	100%	$9,813	100%	0%

Cost of Professional Services	3,869	39%	4,032	41%	(4%)
Expenses	3,364	34%	3,313	34%	2%
Total costs and expenses	7,233	73%	7,345	75%	(2%)
Professional Services operating income	$2,626	27%	$2,468	25%	6%

	Three Months Ended January 31, 2026		Three Months Ended January 31, 2025
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2025-2026
Aerospace Products
Revenue	$17,054	100%	$11,361	100%	50%

Cost of Aerospace Products	8,562	50%	8,316	73%	3%
Expenses	1,880	11%	1,487	13%	26%
Total costs and expenses	10,442	61%	9,803	86%	7%
Aerospace Products operating income	$6,612	39%	$1,558	14%	324%
Professional Services
•Revenue from Professional Services remained flat for the three months ended January 31, 2026 at $9.9 million compared to $9.8 million for the three months ended January 31, 2025. Sports wagering through the DraftKings sports wagering platform generated $2.2 million of revenue for the three months ended January 31, 2026 compared to $1.8 million in the three months ended January 31, 2025. Furthermore, traditional casino gaming revenue decreased $0.4 million due to a decrease in patron visits. We believe the decline of traditional casino gaming revenue was due primarily to economic factors impacting the region surrounding our casino in western Kansas. Factors influencing the local economy in the region surrounding our casino operations include reduced shifts and/or wages for Dodge City-based cattle processors and meat packing employees, general economic uncertainty and drought conditions. Additionally, beginning in December 2024, the revenue share paid to the State of Kansas under our Management Agreement increased by two percent. Our revenue is determined after the revenue share is distributed to the state and mandated regulatory expenses are paid. Non-gaming revenue at Boot Hill Casino remained flat at $1.2 million for the three months ended January 31, 2026, compared to $1.1 million for the three months ended January 31, 2025.
•Costs of Professional Services decreased 4% to $3.9 million in the three months ended January 31, 2026 compared to $4.0 million in the three months ended January 31, 2025. Costs were 39% of segment total revenue in the three months ended January 31, 2026, as compared to 41% of segment total revenue in the three months ended January 31, 2025.

•Expenses increased 2% in the three months ended January 31, 2026 to $3.4 million compared to $3.3 million in the three months ended January 31, 2025, primarily due to higher allocation of corporate overhead costs. Expenses were 34% of segment total revenue in the three months ended January 31, 2026, as compared to 34% of segment total revenue in the three months ended January 31, 2025.
Aerospace Products
•Revenue increased 50% to $17.1 million in the three months ended January 31, 2026, compared to $11.4 million in the three months ended January 31, 2025. The increase in revenue is primarily due to a $3.1 million increase in Aircraft Modification revenue and a $2.3 million increase in Special Missions Electronics revenue. The increase in revenue with respect to Special Mission Electronics is related to efficiencies in production, including pre-building components for shipment upon receipt of orders, increased inventory to minimize risk of production delay, and receipt of additional orders. While a new control housing design for the minigun control is in process, Special Mission Electronics shipped a number of the legacy minigun control units that were manufactured in late fiscal year 2025. We are focused on identifying, acquiring, and as applicable, training the staffing to efficiently decrease backlog and more effectively perform operations. During the nine months ended January 31, 2026, the Aircraft Modifications business entered into three contracts for modifications to large airplanes, with one contract being entered into during the three months ended January 31, 2026. The move into larger airplanes opens new market opportunities for Avcon which we believe will serve as a foundation for similar modification and integration work on other aircraft platforms supporting special mission applications. We continue to look at process opportunities to enhance all of our fabrication and production processes, particularly with our current growth. For Aircraft Modifications, timing in percentage of completion has had an influence in the quarter revenue compared to the previous year. Avionics revenue was up slightly due to revenues associated with a multi-airplane avionics upgrade contract.
•Cost of Aerospace Products increased 3% in the three months ended January 31, 2026 to $8.6 million compared to $8.3 million for the three months ended January 31, 2025. Costs were 50% of segment total revenue in the three months ended January 31, 2026, as compared to 73% of segment total revenue in the three months ended January 31, 2025, reflecting sales of previously FAA-approved modifications, both from an installation perspective as well as a kit sale perspective and increased efficiencies of our fabrication labor leading to improved operating profit margins. Both Special Mission Electronics and Aircraft Modifications gained further efficiencies by strategically planning sub-component fabrication and decreasing outsourcing. With respect to Avionics, the divestment of the autopilot product line has reduced the costs.
•Expenses increased 26% in the three months ended January 31, 2026 to $1.9 million compared to $1.5 million for the three months ended January 31, 2025. Expenses were 11% of segment total revenue in the three months ended January 31, 2026, as compared to 13% of segment total revenue in the three months ended January 31, 2025. The increase is primarily due to higher overhead labor in fiscal 2026.
Employees
Other than persons employed by our gaming subsidiaries, there were 156 full time and 8 part time employees on January 31, 2026, compared to 145 full time and 3 part time employees on January 31, 2025. Our staffing at Boot Hill Casino & Resort on January 31, 2026 was 180 full time and 41 part time employees compared to 198 full time and 39 part time employees on January 31, 2025. None of the employees are subject to any collective bargaining agreements.
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
Operating Activities
During the nine months ended January 31, 2026 our cash position increased by $11.3 million. Net income was $16.4 million for the nine months ended January 31, 2026. Cash flow provided by operating activities was $24.5 million for the nine months ended January 31, 2026. Non-cash activities consisting of depreciation and amortization provided $5.1 million, deferred compensation added $0.1 million, supplemental type certificates WIP adjustment added $0.2 million, stock awarded to directors added $0.2 million, and gain on sale of assets used $1.9 million. Contract assets increased our cash position by $0.8 million and contract liability increased our cash position by $0.5 million. Gaming facility mandated payments increased our cash position by $110 thousand. Inventories decreased our cash position by $1.2 million and accounts receivable decreased our cash position by $5.1 million. Prepaid expenses and other assets decreased our cash by $1.6 million. Accounts payable increased our cash position by $9.3 million and lease liabilities increased our cash position by $0.2 million. Accrued liabilities decreased our cash position by $1.0 million and other current liabilities decreased our cash by $70 thousand. Income tax payable increased our cash position by $2.5 million.
Investing Activities
Cash used in investing activities was $3.2 million for the nine months ended January 31, 2026. We invested $1.6 million towards STCs, $1.4 million on buildings and improvements, and $1.5 million on machinery and equipment. For the nine months ended January 31, 2026, proceeds from the sale of assets provided $1.6 million, including $1.2 million for the sale of Boot Hill Casino’s administrative building and $0.4 million on the sale of two airplanes. Of the $1.2 million related to the building sale, approximately $1.2 million was received in cash and the remaining $1.2 million is recorded in accounts receivable at January 31, 2026. The Company plans to construct a more efficient facility for storage and training adjacent to the casino.
Financing Activities
Cash used by financing activities was $10.1 million for the nine months ended January 31, 2026. We made repayments of $4.4 million on our long-term debt and we made repayments on lease right-to-use liabilities of $203 thousand. We purchased Company stock of $5.4 million. The stock acquired was placed in treasury.
Capital Expenditures
The Company anticipates remaining capital expenditures in fiscal 2026 to be approximately $2.7 million, consisting of $0.8 million on STC’s, $1.0 million on equipment, and $0.9 million on buildings and improvements. We anticipate our cash balance will be sufficient to cover our cash requirements through the current fiscal year.
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
Effect if Actual Results Differ from Assumptions
Management reviews the inventory balance on an annual basis to determine whether any additional write-downs are necessary. Following the write-down of the inventory as discussed above, we believe this inventory is stated at net realizable value at January 31, 2026, although an unanticipated lack of demand for aircraft or spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued at January 31, 2026.

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
An impairment loss is recognized for any excess of the carrying amount of the estimated undiscounted cash flows over the remaining life of the assets. No impairment charges were recorded during the nine months ended January 31, 2026.
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
In connection with the preparation of this Form 10-Q, our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2026. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2026.
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
Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company's internal control over financial reporting during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS.
As of January 31, 2026, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.
Item 1A.    RISK FACTORS.
Smaller reporting companies are not required to provide the information required by this item.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the third quarter of fiscal 2026.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2025 - November 30, 2025	-	$-	-	$3,846,173
December 1, 2025 - December 31, 2025	5,255	$2.66	5,255	$3,832,039
January 1, 2026 - January 31, 2026	216,913	$2.98	216,913	$3,181,001
Total	222,168		222,168
(a)In August 2025, the Board of Directors approved the closure of the 2016 Stock Repurchase Program and established a new $5 million 2025 Stock Repurchase Program that is authorized through April 2027. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors.
Item 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
Item 4.    MINE SAFETY DISCLOSURES.
Not applicable.
Item 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans. During the fiscal quarter ended January 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of January 31, 2026 and April 30, 2025, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended January 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2026 and 2025 and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

March 12, 2026	/s/ Christopher J. Reedy
Date	Christopher J. Reedy
(President, Chief Executive Officer and Secretary)

March 12, 2026	/s/ Adam B. Sefchick
Date	Adam B. Sefchick
(Vice President and Chief Financial Officer)