Form 10-K
period 2026-04-30
BUTLER NATIONAL CORP
filed 2026-07-08
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $90,745,519 at October 31, 2025, when the closing price of such stock was $2.40.
The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of June 26, 2026, was 63,932,907 shares.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement to be filed within 120 days of April 30, 2026, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Shareholders to be held on September 30, 2026, have been incorporated by reference into Part III of this Form 10-K.

BUTLER NATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2026

Forward-Looking Statements
Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, plans, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect.
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
•loss of key personnel, including executive officers;
•the geographic location of our casino;
•fixed-price contracts;
•international sales;
•changing U.S. trade policy and impacts of tariffs;
•need to acquire hangar space for substantial growth;
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
•U.S. Government action with respect to contracts;
•failure by the corporation or its stockholders to maintain applicable gaming licenses;
•evolving political and legislative initiatives in gaming;
•extensive and increasing taxation of gaming revenues;
•changes in regulations of financial reporting;
•the availability of financing;
•potential impairment losses;
•marketability restrictions of our common stock;
•the possibility of a reverse-stock split;
•market competition by larger competitors;
•acts of terrorism and war;
•climate change, inclement weather and natural disasters;
•rising inflation;
•failure of risk management; and
•effectiveness of internal controls.

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
Investors should also be aware that while the Company, from time to time, communicates with securities analysts, Company policy is to not disclose any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of Butler National Corporation.
Rest of page intentionally left blank.

PART I
Item 1.    BUSINESS
General
Butler National Corporation (“Butler National”, the “Company”, “we”, “us”, or “our”) was incorporated in 1960. Our companies design, engineer, manufacture, sell, integrate, install, repair, modify, overhaul, service and distribute a broad portfolio of aerostructures, aircraft components, avionics, accessories, subassemblies and systems (“Aerospace Products”). We serve a broad, worldwide spectrum of the aviation industry, including owners of aircraft and contractors involved with private, commercial, business, and government aircraft operations. We also serve commercial weapon manufacturers and suppliers to governments and their agencies.
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

Modifications. The companies in Aerospace Products have authority, pursuant to Federal Aviation Administration Supplemental Type Certificates (“STCs”) and Parts Manufacturer Approval (“PMA”), to build required parts and subassemblies and to make applicable installations. Companies in Aerospace Products perform modifications in the aviation industry including:

•Aerial photograph capabilities	•Extended range fuel tanks

•Aerodynamic improvements	•Radar systems

•Avionics systems	•ISR – Intelligence Surveillance Reconnaissance

•Cargo or expanded-sized doors	•Special mission modifications

•Search and rescue	•Target towing capability

•Airborne research capability	•Electrical systems integration
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

Raw Materials and Replacement Parts
We purchase raw materials, primarily consisting of sheet and plate aluminum, from various vendors. We purchase casted packaging for our gun controls for which our vendor sources raw aluminum. We also purchase replacement parts, which are utilized in our various repair and overhaul operations. In some cases, we redesign products to accommodate alternative methods and/or materials. Our diversification into the integration business requires the supply of complex sensors from global manufacturers. We rely upon these sensor suppliers to complete our customer integration contracts. We believe that the availability of raw materials is adequate to support our Aerospace Products operations.
Backlog
Our backlog as of April 30, 2026 and 2025 was as follows:

Industry Segment

(in thousands)	2026	2025
Aerospace Products	$47,059	$33,611
Professional Services	-	-

Total backlog	$47,059	$33,611
The backlog includes orders with signed contracts which may not be completed within the next fiscal year. There can be no assurance that all orders will be completed or that some may ever commence.
Dependence on Significant Customers
During the fiscal year ended April 30, 2026 we derived 39.1% of our revenue from five customers, and we had two “major customers” (10 percent or more of consolidated revenue) that provided 29.9% of total revenue. During the fiscal year ended April 30, 2025 we derived 25.4% of our revenue from five customers, and we had one major customer that provided 14.8% of total revenue. At April 30, 2026 and 2025, we had one customer that accounted for 22.7% and 32.4%, respectively, of our total accounts receivable.
Competition
We compete in the aerospace and casino gaming industries. In the aerospace industry, we compete against peer companies of which some are divisions or subsidiaries of other large companies. In the manufacture of aircraft structures, systems components, subassemblies and parts in addition to services related to aircraft modifications, we compete globally against subsidiaries of much larger companies, original equipment manufacturers and smaller independent integrators or operators. Competition for the aviation electrical/avionics installations comes from three primary sources, some of whom possess greater financial and other resources than we have: OEMs, independent commercial avionics shops, and government-focused contractors. Many government agencies maintain aircraft support depots or contractor organizations that modify, maintain and repair their aircraft. Participants in the aerospace industry compete primarily based on size of business, technical staffing, quality, turnaround time, capacity and price. Competition in the aerospace business extends not only to customers, but also to experienced talent that is in high demand. We compete against both original equipment manufacturers, independent aircraft modification and maintenance facilities and educational institutions for such staffing.
The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing strategies and financial condition. We compete with other casino facilities in Kansas and Oklahoma. We also compete with other non-gaming resorts and vacation destinations, various other entertainment businesses, and other forms of gaming, such as state lotteries, on-track and off-track wagering, third party online sports betting platforms and other mobile-based gaming platforms, prediction markets and other event contracts related to sports or other future outcomes, video lottery terminals, gray gaming machines and card parlors. With respect to staffing at the gaming facility, we compete against local businesses for qualified talent.

Government Regulation and Industry Oversight
The aerospace industry is highly regulated in the United States by the FAA and in other countries by similar agencies. Our products and aircraft modifications must be certified by the FAA or meet FAA requirements. FAA certification involves designing, engineering, and testing of specific aircraft models modified with our products. Our aerospace products and modifications are primarily regulated under the FAA’s supplemental type certificate (“STC”) and parts manufacturer approval (“PMA”) frameworks, and our maintenance and repair activities are conducted through FAA-approved repair stations operating under applicable FAA regulations. Our businesses, which sell defense products and services directly to the U.S. government or through its contractors, can be subject to various laws and regulations governing pricing and other factors.
Our contracts with the U.S. government and contracts in which we serve as a subcontractor to a prime government contractor are subject to the Federal Acquisition Regulation (“FAR”) and related agency supplements, which govern pricing, cost allowability, audit rights, and contractor conduct. Costs incurred under our government contracts may be subject to audit by the Defense Contract Audit Agency or other government agencies, and adjustments to contract pricing may result from such audits. The U.S. government generally retains the right to terminate its contracts with us, in whole or in part, for convenience or for default. In the event of termination for convenience, we would generally be entitled to recover costs incurred plus a reasonable profit on work performed, but not anticipated profits on unperformed work. We may also be subject to stop-work orders, which could result in additional costs that may not be fully recoverable. Non-compliance with applicable government contracting laws and regulations may subject contractors to civil or criminal penalties, contract termination, suspension, or debarment from participation in future government contracts.
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
Our operations are also subject to a variety of worker and community safety laws. For example, the Occupational Safety and Health Act of 1970, or OSHA, mandates general requirements for safe workplaces for all employees in the United States. We believe that our operations are in material compliance with OSHA’s health and safety requirements.
Moreover, our gaming management operations are regulated largely by the Kansas Racing and Gaming Commission and the Kansas Lottery. The gaming industry, in general, is highly regulated and we must maintain our licenses and pay gaming revenue share and taxes to continue our operations. Each gaming facility is subject to extensive regulation under the laws, rules and regulations where it is located. These laws, rules and regulations generally relate to the responsibility, financial stability, integrity and character of the managers, contractors and persons with financial interests in the gaming operations. The process of obtaining such necessary licenses, registrations, or other approvals often involves substantial disclosure of confidential or proprietary information about us and our officers, directors, key personnel and, in certain instances, beneficial owners of our debt or equity securities, and requires a determination by the regulators as to our suitability. Authorities have broad discretion and may require any beneficial holder of our securities directly or indirectly owning five percent (5%) of the ownership interest to file an application, make personal or confidential disclosures, be investigated, and be subject to a determination of suitability. If such beneficial holder is found unsuitable, these restrictions may require a holder of our securities to dispose of the securities, or, if the holder refuses or is unable to dispose of the securities, we may be required to repurchase the securities. The Company’s business is also impacted by various other laws and regulations, including, but not limited to, local, state, federal, and international tax codes, import and export controls and customs laws, employment and employment-related laws, environmental laws, intellectual property laws, and consumer protection statutes. The Company from time to time incurs costs in the ordinary course of business in connection with maintaining compliance with these evolving and at times overlapping regulatory regimes.
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
Human Capital Resources
Other than persons employed by our gaming management subsidiaries, there were 158 full-time and 6 part-time employees on April 30, 2026 compared to 144 full-time and 3 part-time employees on April 30, 2025. As of June 26, 2026, staffing was 167 full-time and 8 part-time employees. Our staffing at Boot Hill Casino on April 30, 2026 was 184 full-time and 45 part-time employees and 192 full-time employees and 44 part-time employees on April 30, 2025. As of June 26, 2026 our staffing at Boot Hill Casino was 183 full-time employees and 44 part-time employees.
We believe our success as a company depends on the strength of our workforce. Each leader of an operating subsidiary, reporting to our Interim Chief Executive Officer and President, is responsible for developing and executing our human capital strategy. This includes recruiting, hiring, training and retention as well as providing recommendations for the development of our compensation and benefits programs.
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
Executive Officers of the Registrant
Currently, our sole executive officer is Adam Sefchick, age 48, who serves as Interim Chief Executive Officer and President, and Chief Financial Officer. Mr. Sefchick was appointed our Interim Chief Executive Officer and President on June 15, 2026 following the resignation from such position by Christopher J. Reedy. Mr. Reedy has agreed to remain employed by the Company in a non-executive role as Special Advisor to the Board of Directors of Butler National Corporation until he retires from the Company effective July 1, 2027.
Mr. Sefchick was appointed Vice President and Chief Financial Officer of the Company in May 2025. Prior to joining the Company, Mr. Sefchick served as Chief Accounting Officer at Jack Cooper Investments, Inc., a specialty transportation and logistics provider, from 2015 to 2025. Prior to Jack Cooper Investments, Mr. Sefchick served as Controller at SmartVet Holdings, Inc. from 2014 to 2015 and as an Audit Senior Manager from 2002 to 2014 at Grant Thornton, LLP.

Officers are elected by the Board of Directors of Butler National Corporation and serve at the discretion of the Board. Only Mr. Sefchick currently serves as an “executive officer” of the Company pursuant to Exchange Act Rule 3b-7.
Available Information
For more information about us, visit our website at www.butlernational.com. The contents of the website are not part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Our electronic filings with the Securities and Exchange Commission (“SEC”) (including all Forms 10-K, 10-Q and 8-K, and any amendments to these reports) are available free of charge through our website immediately after we electronically file with or furnish them to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC at www.sec.gov.

Item 1A.    RISK FACTORS
The following statements on risk factors contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate,” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or result and involve risks, uncertainties, and assumptions. Stockholders should be aware of certain risks, including those described below and elsewhere in this Form 10-K, which could adversely affect the value of their holdings and could cause our actual results to differ materially from those projected in any forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time, except as expressly required by federal securities laws.
Risks Related to Our Business and Operations
Our Aerospace Products business is subject to significant customer concentration risk.
During the fiscal year ended April 30, 2026, we derived 39.1% of our revenue from five customers, and we had two “major customers” (10 percent or more of consolidated revenue) that provided 29.9% of total revenue. During the fiscal year ended April 30, 2025, we derived 25.4% of our revenue from five customers, and we had one major customer that provided 14.8% of total revenue. At April 30, 2026 and 2025, we had one customer that accounted for 22.7% and 32.4%, respectively, of our total accounts receivable. Our business operations in Tempe, Arizona sell almost entirely to one customer. A loss of business from, or the bankruptcy or insolvency of, one or more of any of these major customers may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.
We depend on the U.S. government and friendly foreign countries spending for a significant portion of our revenues.
We are a supplier, either directly or as a subcontractor, to the U.S. Government, its agencies and to friendly foreign countries. We rely heavily on government spending for a significant portion of our business. The United States financing or assistance in facilitating foreign objectives around the world impacts our business at our Avcon Industries, Inc. and Butler National - Tempe subsidiaries. If the flow of United States government support for international programs were to decrease, it would have a detrimental impact on our business. We depend upon U.S. military spending and the demand for military equipment upgrades.
Additionally, the outbreak of hostilities or war involving the United States or friendly foreign countries with governments that are our customers may shift expenditures by such governments from purchases of our special mission electronics to direct military equipment. A change of these expenditures in this manner would have a detrimental impact on our business.
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

Our Aerospace Products business is subject to the general health of the aviation industry, which may be cyclical. During periods of economic expansion, when capital spending normally increases, we generally benefit from greater demand for our aviation products and services. During periods of economic contraction, when capital spending normally decreases, we generally are adversely affected by declining demand for our aerospace products and services. Similarly, the availability of aircraft from manufacturers, or availability of used aircraft for sale, has an impact on the orders received from customers requiring new or used aircraft, as applicable. Such conditions may also inhibit our ability to obtain products and materials from our suppliers or may negatively impact the affordability of such products and materials. Aviation industry conditions are impacted by numerous factors over which we have no control, including political, regulatory, economic, technical staffing and military conditions, environmental concerns, weather conditions and fuel pricing. Any prolonged cyclical downturn may adversely affect customer demand in our Aerospace Products business and may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
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
We rely on highly skilled personnel, including our executive officers and, if we are unable to retain or motivate key personnel or hire qualified personnel, our results of operations could be impacted.
Recruitment and retention of employees are important to the financial condition and business objectives of the Company. Our cost-effective and quality products and services depend on well-trained employees. The continued success of our gaming business depends upon our recruitment and retention of experienced personnel in the gaming industry. The loss of such employees could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
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
On June 15, 2026, Christopher J. Reedy resigned as our Chief Executive Officer, and although he intends to remain employed as a Special Advisor to the Board, his availability may be limited. Adam Sefchick, our Chief Financial Officer, has been appointed as Interim Chief Executive Officer and President, which is in addition to his existing duties. Mr. Sefchick’s performance of both positions may adversely affect the time that he is able to devote to the responsibilities as Chief Executive Officer and Chief Financial Officer, which may have a negative impact on such functions.
Mr. Reedy’s resignation as our Chief Executive Officer may, or the loss of Mr. Sefchick’s services, whether due to death, disability, or otherwise, or his inability or unwillingness to continue in his current roles could, adversely affect our ability to execute our strategic plans, and negatively impact our reputation and relationships with customers, partners, and other stakeholders, resulting in a material adverse effect on our business.
Additionally, while the Company is engaged in a search for a new Chief Executive Officer, there is no guaranty that the individual hired for such position will be successful in such role, or a good fit for the Company, which also may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.
The Company does not have an employment contract with Mr. Sefchick. Additionally, several of the tasks that Mr. Sefchick performs, and Mr. Reedy formerly performed, lack redundancy. For example, Mr. Reedy’s extensive experience with Kansas gaming regulations, FAA regulations and approval of our STC projects will be difficult to replace. Our success depends heavily upon the contributions of our key persons, whose knowledge, leadership and technical expertise are difficult to replace, and on our ability to attract and retain experienced professional staff. Failure to manage executive succession successfully, including identifying and hiring of our next Chief Executive Officer, may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
We may face risks related to the geographic location of our casino.
Boot Hill Casino is located in Dodge City, Kansas. Consequently, a significant portion of our gaming business is dependent upon attracting local residents, for both patronage and employment, as well as out of town visitors and is subject to the general economic health of the region around Dodge City. The economy of Dodge City is significantly influenced by the agricultural sector of the national and local economy, which includes both agricultural farming and meat processing, and the oil and gas industry. As a result, changes in the economic climate, tariffs impacting foreign demand for crops, weather patterns, the unemployment rate, the availability of rural medical care, and market fluctuations for agricultural and petroleum products could cause our customers to see a decrease in discretionary income which may negatively impact our revenues from gaming. We believe the 5% decrease in traditional casino gaming in fiscal 2026 as compared to fiscal 2025 was in part due to broader economic pressures affecting the regional agricultural economy in western Kansas. Continued economic pressure in the local economy may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.
Due to fixed contract pricing, increasing contract costs expose us to reduced profitability.
We sell certain products and services to commercial, government, and defense customers under firm fixed-priced contracts, regardless of costs incurred by us. Our Aerospace Products business generated approximately 53% of its 2026 revenue from fixed-price contracts. The costs of producing products or providing services may be adversely affected by increases in the cost of labor, materials, overhead, tariffs and other unknown variants, including manufacturing and other operational inefficiencies and differences between assumptions used by us to price a contract and actual results. Increased costs may result in cost overruns and losses on such contracts, which may adversely affect our financial condition, results of operations, liquidity and cash flows.
We are exposed to risks associated with our international sales.
We conduct our business in a number of foreign countries, some of which are politically unstable or subject to military or civil conflicts. International sales amount to 12% of total revenue in fiscal 2026. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:
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
Changing policies and priorities in the U.S. government and other nations’ administrations, including recently announced tariffs, may continue to adversely impact our operations. U.S. trade policy has recently been significantly changed. Since February 2025, the U.S. government has issued several executive orders under various statutes, imposing tariffs on imports from most countries with whom the U.S. engages in trade. As such, during 2025, the United States reached bilateral trade agreements with multiple countries. Moreover, the United States applies a diverse range of reciprocal tariffs to imports originating from countries that have not concluded bilateral trade agreements with the United States.
On February 20, 2026, the U.S. Supreme Court struck down the sweeping tariffs that the U.S. government had imposed through the executive orders issued pursuant to International Emergency Economic Powers Act (“IEEPA”) of 1977. However, the U.S. government subsequently imposed a global tariff of 10%.
These changes in U.S. trade policy and tariffs, and potential future changes, have caused uncertainty and volatility in financial markets. Tariffs (imposed or threatened), sanctions, embargoes, export and import controls, and other trade restrictions, along with any retaliatory measures, could increase our costs, decrease demand for our products and services, disrupt our supply chain, adversely affect our operations, or adversely affect our ability to meet contractual and financial obligations. Tariffs or other trade restrictions may also lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence, inflation or an economic slowdown. Tariffs or other trade restrictions could create adverse political relations with our global customers which could result in the termination of certain contracts or a decrease in international customers. These tariffs or other trade restrictions, including other countries’ retaliatory measures, could continue to cause a reduction in our profit margins. Tariffs or other trade restrictions may cause equipment prices to significantly increase, which could adversely affect our growth efforts. Tariffs or other trade restrictions imposed on the importation of parts, raw materials, and products may impact the sale and delivery of products and may increase our costs, which may adversely affect our financial condition, results of operations, liquidity and cash flows.
In order for us to substantially grow our aircraft modification business, it may be necessary for us to construct or purchase additional hangars.
In order for us to substantially increase the size of our aircraft modification business, we may need to obtain additional hangar space. Our current hangar space limits the number of aircraft we can simultaneously modify, potentially causing us to lose business opportunities. This issue may be exacerbated by modifications we perform for larger aircraft, which may further limit space for other aircraft.
The acquisition or construction of hangar space may require additional capital, which may only be available on unfavorable terms, if at all. Additionally, the construction of hangar space may require negotiations to acquire or lease additional land, as well as obtain requisite approval from applicable authorities.
There is no guaranty that we will be successful in our efforts to acquire or build additional hangar space, which may materially impact our financial condition, results of operations, liquidity and cash flows.
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
Our aircraft modification business is extremely complex. Customer projects are often scheduled based upon the availability of certain components and specific airplane models. These components are frequently acquired by the customer or by our Avcon Industries, Inc. subsidiary. Our customers may desire modification to specific airplane models that may become scarce due to competing demand, and limited new or used aircraft availability, aircraft manufactured parts, manufacturing or labor challenges, among other factors. Operational issues, including delays or defects in parts or supplier components, failure to meet internal performance plans, or delays or failures to achieve required regulatory approval, could result in additional out-of-sequence work and increased production costs, as well as delayed deliveries to customers. We and our suppliers have been experiencing supply chain disruptions as a result of global supply chain constraints and labor instability. Supply chain issues could impact overall productivity and may adversely affect our financial condition, results of operations, liquidity and cash flows.
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
We rely on information technology and other systems, including our own systems and those of service providers and third parties, to manage our business and employee data and maintain and transmit customers’ personal and financial information, payment settlements, and payment funds transmissions. In addition, third-party service providers and other business partners process and maintain our proprietary business information and data. Our collection of such data is subject to extensive regulation by private groups, such as the payment card industry, as well as governmental authorities, including gaming regulatory authorities. Privacy regulations continue to evolve, and we have taken, and will continue to take, steps to comply by implementing processes designed to safeguard the confidential and personal information of our business, employees and customers. Our reliance on information technology and other systems may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
Our information and processes and those of our service providers and other third parties, including our contractors and contractors of our service providers and vendors, are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers,

Company employees, Company contractors and other third parties including employees and contractors of third-party vendors. The steps we take to deter and mitigate the risks of breaches may not protect us against increasingly sophisticated and aggressive threats, and disruptions in our computer systems can occur notwithstanding the data security measures and disaster recovery plans that we have in place. The cost and operational consequences of implementing further data security measures could be significant and there is no certainty that such measures, if purchased, could thwart all threats. Compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, disclosures, and loss of reputation, potentially impacting our financial results. If hackers gain access to sensitive, confidential or otherwise protected information, they may attempt to force us to pay a ransom before stopping their attack. Any hacker penetration could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs or subject us to claims and damage our reputation. Additionally, while we maintain cyber risk insurance to assist in the cost of recovery from a significant cyber event, such coverage may not be sufficient.
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
Any system or service disruptions, including those caused by projects to improve our information technology systems, third party software updates or inadvertently through routine maintenance activities, if not anticipated and appropriately mitigated, could disrupt our business, and impair our ability to effectively provide products and related services to our customers and could have a material adverse effect on our business. We could also be subject to systems failures, including network, software, or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages, or terrorist attacks. The failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. Moreover, expenditures incurred in implementing cybersecurity and other procedures and controls, including rising insurance costs, could impact our financial condition. Any cybersecurity incident or breach of our data or information systems may adversely affect our financial condition, results of operations, liquidity and cash flows.
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
We have an agreement with DraftKings to facilitate online and mobile sports wagering. In September of 2022, we commenced mobile sports wagering with DraftKings. Our Sports Wagering Management Contract with DraftKings is scheduled to expire in September of 2027. If we cannot renew such agreement, we may have to enter into a similar contract with a different service provider. There is no guarantee that we will be able to negotiate favorable terms in any renewal or new contract. Our management contract with the Kansas Lottery also expires in 2027, and we expect to enter into negotiations to renew or extend such agreement. Termination of our Sports Wagering Management Contract with the State of Kansas or a failure to extend our relationship with DraftKings may adversely affect our financial condition, results of operations, liquidity and cash flows.

There can be no assurance our sports wagering operations will be continuous or remain profitable.
In 2022, Kansas legalized intra-state sports wagering and established extensive state licensing and regulatory requirements governing any such intra-state sports wagering. We offer the sports wagering on behalf of the Kansas Lottery pursuant to state statute and a sports wagering management contract that was effective September of 2022 and has a five-year term. We expect to enter into negotiations with the Kansas Lottery to renew or extend such agreement, but there are no assurances that we will be successful in obtaining a renewal or extension. We launched online and mobile sports wagering applications in the fall of 2022. Our contracted sports wagering platform competes in an evolving and highly competitive market against a number of competitors. The increasingly competitive market may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
Additionally, we have entered into an agreement with sports wagering vendor DraftKings, and may enter into additional agreements with strategic partners and other third-party vendors to provide market access. There can be no assurance that the Kansas audience will continue to engage in sports wagering and online gaming products to the extent that we expect. The success of our sports wagering activity is dependent on a number of additional factors, many of which are beyond our control, including the ultimate revenue share rates and license fees charged by the state of Kansas; our ability to maintain market share in Kansas; the access to online or mobile sports wagering in other states; the timeliness and the technological and popular viability of our products; new technology that may be used to facilitate sports wagering that may better appeal to our customers; our ability to compete with new entrants in the market, which now includes sports prediction markets; changes in consumer demographics and public tastes and preferences; cancellations and delays in sporting seasons and sporting matches as a result of events such as players strikes or lockouts; and the availability and popularity of other forms of entertainment. There can be no assurance that we will be able to compete effectively or that our offerings will be successful and generate sufficient returns on our investment. Any of the factors that impede sports wagering may adversely affect our financial condition, results of operations, liquidity and cash flows.
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
Our government contracts are subject to termination, audit, and compliance risks that could adversely affect our business.
Our contracts with the U.S. government, and contracts in which we serve as a subcontractor to a prime government contractor, are subject to the FAR and related agency supplements. These contracts may be terminated by the U.S. government, in whole or in part, at any time for convenience or for default. In the event of a termination for convenience, we would generally be entitled to recover costs incurred and a reasonable profit on work performed, but not anticipated profits on unperformed work. Termination for default could expose us to liability and limit our ability to compete for future government contracts. We may also be subject to stop-work orders that could result in costs not fully recoverable from the U.S. government. Our government contract costs are subject to audit by government agencies, and such audits may result in downward adjustments to our contract costs or pricing. Failure to comply with applicable government contracting laws and regulations may subject us to civil or criminal penalties, contract termination, or suspension or debarment from participation in future government contracts, any of which could materially adversely affect our revenues and operating results.
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
Gaming management operations are, and will continue to be, subject to extensive gaming laws and regulations, many of which were recently adopted, have not been the subject of definitive interpretations, and remain subject to proposed amendments or new regulation. The political and regulatory environment in which the Company is and will be operating with respect to gaming activities is dynamic and rapidly changing.
Some legislative efforts seek to enact a smoking ban that would impact our casino facility. Smoking is permitted in Native American casinos in the State of Kansas and in casinos in neighboring states. Such a ban, if enacted, would put us at a competitive disadvantage and may adversely affect our operations. Additionally, the Kansas governor recently entered into a compact with a Native American tribe to allow Native American sports wagering throughout the state and to increase the permissible types of games in certain casino locations. Further, propositions have also been made that would make it easier for Native American tribes to place land into trust that would enable the tribes to conduct gaming operations. Additionally, we must compete with predictions markets in our sports betting operations. The regulatory environment for predictions markets remains uncertain. Additional gaming increases competition for discretionary income from our gaming patrons.
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
The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. If such an increase were to be enacted, our ability to incur additional indebtedness in the future to finance casino development projects could be materially adversely affected. Additionally, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. The Boot Hill Casino, pursuant to its Management Contract extension with the State of Kansas, pays a total revenue share of 29% of gross legacy gaming revenue (sports wagering revenue share is 10% to the State). The Boot Hill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $2.6 million during fiscal year ended April 30, 2026. On December 15, 2024, the tax rate to the state increased by 2% and we commenced our second 15-year management contract for traditional gaming at Boot Hill Casino. Such taxes and expenses may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
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
Our ability to manage and grow our business and to execute our business strategy is dependent, in part, on the continued availability of financing. Access to financing may be limited by various factors, including the condition of overall credit markets, the interest rate environment, general economic factors, state of the aviation or gaming industry, our financial performance, and credit ratings. In December 2027, a balloon payment in the approximate amount of $20.6 million, which is secured by certain of our assets. Financing to repay such indebtedness, and for other purposes, may not be available to us on favorable terms, or at all. If we are unable to obtain additional capital when required, or on satisfactory terms, we may default on outstanding debt obligations, be precluded from maintaining or enhancing our properties, taking advantage of future opportunities, growing our business, acquiring new properties, or responding to competitive pressures. Our dependence on financing may have a material adverse effect on the Company’s financial condition, results of operations, liquidity and cash flows.
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
The Bureau of Labor Statistics reported that the Consumer Price Index increased 2.0 percent in 2026. Many of our operating expenses are sensitive to increases in inflation including equipment prices, fuel costs, and employee-related costs. Insurance costs have also significantly increased with most major carriers. Furthermore, current inflationary pressures may increase costs for materials, supplies, and services. Rising inflation may also drive demand for increases in compensation for employees, which may result in increased labor costs. With increasing costs, we may have to increase our prices to maintain the same level of profitability. If we are unable to increase our prices sufficiently to offset increasing expenses, then inflation may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

The Company’s risk management strategies may not be effective.
The Company’s principal executive officer regularly reports to the Board of Directors through the Audit Committee regarding the myriad of business risks facing the Company and the Company’s strategies for mitigating those risks. The Company’s business is affected by, among other things, market risks, operational and other disruptions, and compliance and regulatory exposures. The Company intends to implement a new ERP system to facilitate integrated financing and accounting efforts. Exposure to risk may be heightened prior to and during the implementation of the new ERP system, and such exposure could adversely affect the Company’s operating results.
If we are unable to implement and maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the market price of our common stock.
The process of designing and implementing internal controls over financial reporting is time consuming, costly, and complicated. If during the evaluation and testing process, we identify one or more material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the value of our common stock could be adversely affected
Item 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
Item 1C.    CYBERSECURITY
Risk Management and Strategy
The Company maintains cybersecurity processes, technologies and controls to help it assess, identify and manage material risks from cybersecurity threats. These processes, technologies and controls are part of the Company’s overall enterprise risk management process.
Our cybersecurity program is based on the National Institute of Standards and Technology Cybersecurity Framework and is designed to ensure that our information systems are effective and are prepared for cybersecurity threats, including through regular oversight and mitigation of internal and external threats. As a U.S. defense subcontractor, we are additionally obligated to comply with Department of Defense regulations such as Defense Federal Acquisition Regulation Supplement and Cybersecurity Maturity Model Certification (CMMC).
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
There can be no guarantee that our policies and procedures will be effective. Although our risk factors include further detail about the material cybersecurity risks we face, we believe that risks from cybersecurity threats have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations or financial condition. For additional information about the cybersecurity risks we face, see the risk factor entitled “Cyber security attacks, internal system or service failures, and misappropriation of data or other breaches of information security may adversely impact our business and operations” in Item 1A. Risk Factors.
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
The Board of Directors has oversight responsibility for the Company’s strategic and operational risks. The Board has delegated oversight responsibility for certain risks to its committees, including delegation to the Board’s Nominating and Governance Committee oversight of the Company’s major non-financial reporting enterprise risk assessment and management processes not retained by the Board. However, given the broad and important role of cybersecurity oversight, the Board has determined that oversight for cybersecurity should remain with the full Board. The Board routinely receives reports from the Company’s Interim Chief Executive Officer, with the assistance of the Company’s IT department, concerning the Company’s cybersecurity risk management and strategies and related processes, technologies and controls.
Item 2.    PROPERTIES
Corporate
Our corporate headquarters are located in a 36,000 square foot leased facility with hangar and office space at One Aero Plaza, New Century, Kansas (located at the New Century Airport).
Aerospace Products
Butler National Corporation has an office and manufacturing operations at 4654 South Ash Ave, Tempe, Arizona in a 16,110 square foot owned facility.
Butler Avionics, Inc. and Butler National Aviation Certification Center are located at One Aero Plaza, New Century, Kansas in the same facility as the corporate office, in addition to a 24,000 square foot leased facility with hangar and office space at the New Century Airport.
Butler Machine, LLC, dba KC Machine, has an office and manufacturing operations at 505 S McCleary Rd, Excelsior Springs, Missouri in a 18,358 square foot owned facility.
Avcon Industries, Inc. is located at 714 North Oliver Road, Newton, Kansas, in a 47,000 square foot leased facility with hangar and office space at the municipal airport in Newton, Kansas. In addition, Avcon Industries, Inc. owns a 12,000 square foot hangar and office space at the municipal airport in Newton, Kansas. In April of 2025, Avcon purchased a 33,600 square foot manufacturing and office space building improvement at the Newton Airport at 532 N. Oliver, Newton, Kansas on land leased from the City of Newton/Harvey County, Kansas. Avcon Industries, Inc. is also located at One Aero Plaza, New Century, Kansas in the same facility as the corporate office.
Professional Services
BHCMC, LLC is located at 4000 W. Comanche in Dodge City, Kansas in a 60,000 square foot owned building known as the Boot Hill Casino facility.
BHCMC, LLC had an administration center located at 2601 N. 14th Avenue in Dodge City, Kansas in a 29,000 square foot owned facility, which was sold in September 2025 and will be replaced by a newly constructed facility adjacent to the Boot Hill Casino.
Management believes our properties have been well-maintained, are suitable and adequate for us to operate at present levels to support current productive capacity. The utilization of these facilities is appropriate for our existing real estate requirements. However, in the aerospace products business, significant increases in customer orders, changes in product lines or the size of aircraft we service, and/or future acquisitions may require expansion of our current properties or the addition of new properties.
Item 3.    LEGAL PROCEEDINGS
As of June 26, 2026, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incidental to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.
Item 4.    MINE SAFETY DISCLOSURES.
Not applicable.
PART II
Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
COMMON STOCK (BUKS)
(a)Market Information: Our shares are exclusively quoted on the OTCQX platform under the symbol “BUKS”.
The range of the high and low bid prices per share of the common stock, for fiscal years 2026 and 2025, as reported by OTC Markets Group, is set forth below. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Year Ended April 30, 2026		Year Ended April 30, 2025
	Low	High	Low	High
First quarter	$1.38	$1.68	$0.81	$0.95
Second quarter	$1.48	$2.47	$0.90	$1.44
Third quarter	$2.29	$3.15	$1.25	$1.98
Fourth quarter	$2.96	$4.10	$1.30	$1.84
(b)Holders: As of June 26, 2026, there were approximately 920 holders of record of our common stock. Based on Broadridge data, we estimate an additional 1,300 Non-Objecting Beneficial Owners (NOBOs). The number of Objecting Beneficial Owners (OBOs) is not known, and therefore the total number of beneficial holders may be significantly higher. The closing price of the stock as of June 26, 2026 was $4.23 per share.
(c)Dividends: We have not paid any cash dividends on common stock, and the Board of Directors does not expect to declare any cash dividends in the foreseeable future.
SECURITIES CONVERTIBLE TO COMMON STOCK
As of June 26, 2026, there were no convertible preferred shares or convertible debenture notes outstanding.
STOCK REPURCHASE PROGRAM
In December 2016, the Board of Directors approved a common stock repurchase program. The program was established for the purpose of enabling the Company to flexibly repurchase its own shares in consideration of factors such as opportunities for strategic investment, the Company’s financial condition and the price of its common stock as part of improving capital efficiency. In July 2023, the Board of Directors approved an increase in the size of the Company’s stock repurchase program from $4 million to $9 million. In October 2024, the Board of Directors approved an increase in the size of the Company’s stock repurchase program from $9 million to $11 million. In June 2025, the Board of Directors approved an increase in the size of the Company’s stock repurchase program from $11 million to $15 million. In August 2025, the Board of Directors approved the closure of the 2016 stock repurchase program and established a new $5 million 2025 stock repurchase program that is authorized through April 2027. The total remaining authorization for future common stock repurchases under our stock repurchase program was $3.2 million as of April 30, 2026.
The table below provides information with respect to common stock purchases by the Company during the quarter ended April 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Program authorization				$5,000
Shares purchased prior to January 31, 2026 (a)	15,916,088	$0.94	15,316,088	$3,181
Month ended February 28, 2026 (b)	-	$-	-	$3,181
Month ended March 31, 2026 (b)	2,418	$3.37	2,418	$3,173
Month ended April 30, 2026 (b)	-	$-	-	$3,173
Total	15,918,506	$0.94	15,318,506
(a)The total number of shares purchased in prior periods includes 600,000 repurchased in the fiscal year ending April 30, 1998
(b)These shares of common stock were purchased through a private transaction.
Item 6.    RESERVED
Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management Discussion and Analysis (MD&A) is intended to help the reader understand our results of operations and financial condition for fiscal years 2026 and 2025 by discussing principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of the Company and its wholly-owned subsidiaries and affiliates. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements.
Our fiscal year ends on April 30th. Fiscal years 2026 and 2025 consisted of 52 weeks and ended on April 30, 2026 and April 30, 2025, respectively. All references to years in this MD&A represent fiscal years unless otherwise noted.
Overview
We have two separate reporting segments: Aerospace Products and Professional Services. Aerospace Products and Professional Services do not share the same customers or suppliers and have substantially distinct businesses. The Aerospace Products operating segment provides products and services in the aerospace industry. Companies in Aerospace Products derive their revenue from system design, engineering, manufacturing, integration, installation, repairing, overhauling, servicing and distribution of aerostructures, avionics, aircraft components, accessories, subassemblies and systems. The Professional Services operating segment provides services in the gaming industry. Professional Services companies manage a gaming and entertainment facility. These reporting segments operate through various subsidiaries and affiliates listed on Exhibit 21 to this Form 10-K.
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
Results Overview
Our fiscal 2026 revenue increased 17% to $98.0 million compared to $84.0 million in fiscal 2025. In fiscal 2026 the Professional Services revenue decreased 2% primarily due to a decrease in casino gaming revenue, offset by an increase in sportsbook revenue. There was an increase of 33% in the Aerospace Products revenue in fiscal 2026 which can be attributed to targeted marketing efforts for our new STC’s, executing large aircraft modifications, in particular systems integrations, and special mission products.
Our fiscal 2026 net income was $21.9 million compared to net income of $12.6 million in fiscal 2025. Earnings per share was $0.34 for fiscal 2026 compared to $0.19 in fiscal 2025. We continue focusing on our margin expansion initiatives, including efficiencies in our implementation of improved operational processes and controlling general and administrative expenses. We have made a deliberate shift toward higher-margin product lines and improved operational alignment. We expanded our fabrication capabilities through the new facility in Newton, Kansas, and continued growth at our KC Machine location. At the same time, we are optimizing our workforce by balancing production between Newton and New Century to address labor availability and demand. As a result, the fiscal 2026 operating income was $28.5 million, an increase of 69% from $16.8 million in fiscal 2025. This represents an operating margin of 29% in fiscal 2026, compared to 20% in fiscal 2025 (operating income as a percentage of revenue), an increase of 9 percentage points.

RESULTS OF OPERATIONS
Fiscal 2026 compared to Fiscal 2025

	2026		2025
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2025-2026
Revenue:
Professional Services	$37,380	38%	$38,267	46%	(2%)
Aerospace Products	60,587	62%	45,701	54%	33%

Total revenues	97,967	100%	83,968	100%	17%

Costs and expenses:
Cost of professional services	15,716	16%	16,031	19%	(2%)
Cost of aerospace products	32,080	33%	29,890	36%	7%
Marketing and advertising	3,619	4%	3,717	4%	(3%)
General, administrative and other	18,099	18%	17,503	21%	3%

Total costs and expenses	69,514	71%	67,141	80%	4%
Operating income	$28,453	29%	$16,827	20%	69%

Revenue
Revenue increased to $98.0 million in fiscal 2026, compared to $84.0 million in fiscal 2025. See “Operations by Segment” below for a discussion of the primary reasons for the increase in revenue.
Professional Services derives its revenue from professional management services in the gaming industry through Butler National Service Corporation (“BNSC”) and BHCMC, LLC (“BHCMC”). Revenue from Professional Services decreased by 2% to $37.4 million in fiscal 2026 compared to $38.3 million in fiscal 2025. Sports wagering through the DraftKings sports wagering platform brought in $6.5 million of revenue during fiscal 2026 compared to $5.8 million in fiscal 2025. Traditional casino gaming revenue decreased $1.3 million.
Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for aircraft and military vehicles. Aerospace Products revenue increased by 33% to $60.6 million in fiscal 2026 compared to $45.7 million in fiscal 2025. The increase in revenue is primarily due to an increase in the aircraft modification business of $7.6 million and an increase in special mission electronics of $6.5 million.
Costs and expenses
Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy.
Costs and expenses increased 4% in fiscal 2026 to $69.5 million, compared to $67.1 million in fiscal 2025. The increase was primarily driven by higher labor costs and increased costs of aerospace products as a result of higher sales in the Aerospace Products segment. Costs and expenses represented 71% of total revenue in fiscal 2026, compared to 80% in fiscal 2025. This represents an operating margin of 29% in fiscal 2026, compared to 20% in fiscal 2025 (operating income as a percentage of revenue), an increase of 9 percentage points.
Costs of Professional Services decreased 2% in the year ended April 30, 2026, to $15.7 million compared to $16.0 million in the year ended April 30, 2025. Costs were 42% of Professional Services revenue in the year ended April 30, 2026, as compared to 42% of Professional Services revenue in the year ended April 30, 2025.
Costs of Aerospace Products increased 7% in the year ended April 30, 2026, to $32.1 million compared to $29.9 million for the year ended April 30, 2025. The increase is directly related to an increase in material and labor costs driven by our increased sales. Costs were 53% of Aerospace Products revenue in the year ended April 30, 2026, as compared to 65% of Aerospace Products revenue in the year ended April 30, 2025, reflecting increased efficiencies of our engineering and fabrication leading to improved operating profit margins. The Aircraft Modification division has also invested in engineering and production to modify a new platform for Special Mission Electronics. With the new work and schedules, additional resources have been enabled to support the efforts.
While we continue to focus on controlling costs, with the sales growth and expansion of aircraft modification installations at the New Century facility, the need for parts fabrication exceeded our existing shop capacity in Newton, Kansas. In response, in April 2025, we purchased a building adjacent to our Newton airport campus for the primary purpose to expand our internal fabrication capabilities.
Marketing and advertising expenses decreased 3% to $3.6 million in fiscal 2026, from $3.7 million in fiscal 2025. Costs were 4% of total revenue in the year ended April 30, 2026 as compared to 4% of total revenue in the year ended April 30, 2025. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.
General, administrative and other expenses increased 3% to $18.1 million in fiscal 2026, from $17.5 million in fiscal 2025. Costs were 18% of total revenue in the year ended April 30, 2026, compared to 21% of total revenue in the year ended April 30, 2025. The increase is primarily due to greater depreciation as a result of increased fixed assets, higher insurance premium costs, and higher administrative and overhead labor costs in fiscal 2026.
Other income (expense)
Other income (expense) was $0.8 million income in fiscal 2026 compared to $0.1 million expense in fiscal 2025, a change of $0.9 million from fiscal 2025 to fiscal 2026. Interest expense was $1.9 million in fiscal 2026 and $2.2 million in fiscal

2025. Gain on sale of assets was $1.9 million in fiscal 2026 compared to $1.6 million in fiscal 2025. Interest income was $0.9 million in fiscal 2026 and $0.5 million in fiscal 2025.
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
The following table presents a summary of our operating segment information for fiscal years 2026 and 2025:

	2026		2025
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2025-2026
Professional Services
Revenue - Boot Hill Casino	$37,380	100%	$38,267	100%	(2%)

Costs of Professional Services	15,716	42%	16,031	42%	(2%)
Expenses	13,368	36%	13,094	34%	2%
Total costs and expenses	29,084	78%	29,125	76%	0%
Professional Services operating income	$8,296	22%	$9,142	24%	(9%)

	2026		2025
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2025-2026
Aerospace Products
Revenue	$60,587	100%	$45,701	100%	33%

Costs of Aerospace Products	32,080	53%	29,890	65%	7%
Expenses	8,350	14%	8,126	18%	3%
Total costs and expenses	40,430	67%	38,016	83%	6%

Aerospace Products operating income	$20,157	33%	$7,685	17%	162%
Professional Services
Revenue from Professional Services decreased less than 2% to $37.4 million in fiscal 2026 from $38.3 million in fiscal 2025. Sports wagering through the DraftKings sports wagering platform brought in $6.5 million of revenue during fiscal 2026 compared to $5.8 million during fiscal 2025. Furthermore, traditional casino gaming revenue decreased $1.3 million due to a decrease in patron visits. We believe the decline of traditional casino gaming revenue was due primarily to economic factors impacting the region surrounding our casino in western Kansas. Factors influencing the local economy in the region surrounding our casino operations include reduced shifts and/or wages for Dodge City-based cattle processors and meat packing employees, general economic uncertainty and drought conditions. Additionally, beginning in December 2024, the revenue share paid to the State of Kansas under our Management Agreement increased by two percent. Our revenue is determined after the revenue share is distributed to the state and mandated regulatory expenses are paid. Non-gaming revenue at Boot Hill Casino decreased to $4.2 million in fiscal 2026, compared to $4.6 million in fiscal 2025.

Costs decreased 2% in fiscal 2026 to $15.7 million compared to $16.0 million in fiscal 2025. Costs were 42% of segment total revenue in fiscal 2026, compared to 42% of segment total revenue in fiscal 2025. The decrease is directly related to a decrease in labor costs.
Expenses increased 2% in fiscal 2026 to $13.4 million compared to $13.1 million in fiscal 2025. Expenses were 36% of segment total revenue in fiscal 2026, compared to 34% of segment total revenue in fiscal 2025. The increase is due primarily to an increase in marketing and advertising expenses.
Aerospace Products
Revenue increased 33% to $60.6 million in fiscal 2026 compared to $45.7 million in fiscal 2025. This increase was primarily due to an increase in our aircraft modification business of $7.6 million and an increase in special mission electronics of $6.5 million. The development of new STC’s, as well as repeat modifications utilizing previously acquired STCs and our marketing efforts in both domestic and international markets supported the increase. Additionally, increased fabrication of modification kits for installation by third party facilities has increased revenue while also improving margins.
During fiscal 2026, the Aircraft Modifications business entered into three contracts for modifications to large airplanes. A large aspect of the new projects was special mission system integration. Avcon delivered a CASA CN-235 upgraded with a new sensor package that included a new Avcon-designed work station. Additionally, Avcon completed the Special Mission Challenger 605/650 modification that expanded our product offerings including the under-fuselage radome/pod and rails for mounting of sensors. The STC approval associated with the project provides a baseline for further adaptation and the move into larger airplanes opens new market opportunities we believe will serve as a foundation for similar modification and integration work on other aircraft platforms supporting special mission applications. The increased sale of various kits for installation in the field also contributed to both revenue and margin results for the year.
The increase in revenue with respect to Special Mission Electronics is related to efficiencies in production, including pre-building components for shipment upon receipt of orders, increased inventory to minimize risk of production delay, and receipt of additional orders. We are focused on identifying, acquiring, and as applicable, training to efficiently decrease backlog and more effectively perform operations.
Costs increased 7% to $32.1 million in fiscal 2026 compared to $29.9 million in fiscal 2025. This increase is directly related to the increase in material and labor costs associated with higher revenues. Costs were 53% of segment total revenue in fiscal 2026, compared to 65% of segment total revenue in fiscal 2025, reflecting sales of previously FAA-approved modifications, both from an installation perspective as well as a kit sale perspective and increased efficiencies of our fabrication labor leading to improved operating profit margins. Both Special Mission Electronics and Aircraft Modifications gained further efficiencies by strategically planning sub-component fabrication and decreasing outsourcing. With respect to Avionics, the divestment of the autopilot product line has reduced the costs.
Expenses increased 3% in fiscal 2026 to $8.4 million compared to $8.1 million in fiscal 2025. Expenses were 14% of segment total revenue in fiscal 2026, compared to 18% of segment total revenue in fiscal 2025. The increase is primarily due to higher insurance premium costs, higher administrative and overhead labor costs, and greater depreciation as a result of increased fixed assets in fiscal 2026.
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
U.S. trade policy has recently been significantly changed. Since February 2025, the U.S. government has issued several executive orders under various statutes, imposing tariffs on imports from most countries with whom the U.S. engages in trade. These changes in U.S. trade policy and tariffs, and potential future changes, have impacted demand for our services and could have a material adverse effect on our operating results, including as a result of the possibility of higher inflation, an economic slowdown or general economic uncertainty. Many of our operating expenses are sensitive to increases in inflation including equipment prices, fuel costs, and employee-related costs. Insurance costs have also significantly increased with most major carriers. Furthermore, the market is currently experiencing inflationary pressures that may increase costs for materials, supplies, and services. Rising inflation may also drive employee demand for increases in compensation which may result in increased labor costs. With costs increasing, we may have to increase our prices to maintain the same level of profitability.
With respect to Professional Services, we anticipate the impact of decreased cattle processing and meat packing operations near our Boot Hill Casino and Resort in Dodge City, Kansas will likely continue through fiscal year 2027 and put downward pressure on Professional Services revenue originating from traditional table games.
With respect to Aerospace Products, we continue to enjoy a strong backlog, especially with respect to aircraft modifications. However, we have experienced and anticipate continuing to experience vigorous competition for skilled technicians and fabrication labor. We believe labor costs in Aerospace Products will continue to rise.
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
Notes Payable and Lines of Credit
At April 30, 2026, the Company has a $2 million line of credit with Kansas State Bank in the form of a promissory note with an interest rate of 8.4%. The unused line at April 30, 2026 was $2 million. There were no advances made on the line of credit during the year ended April 30, 2026. The line of credit is due on demand and is secured by a first and second position on all assets of the Company.
At April 30, 2026, the Company has a note payable with Simmons Bank with an interest rate of 7.19% with a balance of $1.7 million. This loan is secured by a single aircraft with a net book value of $2.0 million. This note matures in November 2029.
One note payable with Academy Bank, N.A. had a balance of $25.7 million at April 30, 2026, secured by all of BHCMC’s assets and compensation under the State management contract with an interest rate of 4.50% payable over seven years with an initial twenty-year amortization and a balloon payment of $20.6 million in December 2027. A second note payable with Academy Bank, N.A. had a balance of $1.6 million at April 30, 2026, and is secured by all of BHCMC’s assets and compensation under the State management contract with an interest rate of 5.75%. This note matures in October 2026. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash. We are in compliance with these covenants at April 30, 2026.
At April 30, 2026, there was a note payable with Bank of America, N.A. with a balance of $467. The interest rate on this note is SOFR plus 1.75%. The loan is secured by buildings and improvements having a net book value of $575. This note matures in March 2029.
At April 30, 2026, there was a note payable with Patriots Bank with an interest rate of 4.35% with a balance of $149. This loan is secured by aircraft security agreements with a net book value of $314. This note matures in March 2029.

At April 30, 2026, there is a note payable with an interest rate of 8.13% with a balance of $12 secured by equipment with a net book value of $10. This note matures in April 2027.
We are compliant with the covenants and obligations of each of our notes as of April 30, 2026, and June 26, 2026.
Cash Flow Summary
Our use of cash in the last fiscal year is in line with our overall fiscal strategy to use moderate leverage to facilitate growth in existing businesses and to develop new streams of income. During fiscal 2026 our cash position increased by $9.9 million. Net income was $21.9 million.
Operating Activities
Cash flows from operating activities provided $25.8 million. Non-cash activities consisting of depreciation and amortization contributed $6.9 million, deferred compensation contributed $196, stock awarded to directors contributed $213 and supplemental type certificates work in progress adjustment contributed $607. Gain on sale of assets decreased our cash position by $1.9 million and deferred income taxes decreased our cash position by $305. Accounts receivable and inventories decreased our cash position by $7.5 million and $2.2 million, respectively. Accounts payable and accrued liabilities increased our cash position by $4.5 million and $868, respectively. Contract asset and lease liability increased our cash position by $1.4 million and $224, respectively. Contract liability and prepaid expenses decreased our cash position by $336 and $1.7 million, respectively. Income taxes payable increased our cash position by $3.4 million. Other liabilities and gaming facility mandated payment decreased our cash position by $323 and $113, respectively.
Investing Activities
Cash used in investing activities was $4.4 million. This was a decrease of $1.0 million from last year. The decrease was primarily attributable to the higher proceeds from the sale of assets in fiscal year 2025. We invested $2.7 million towards STCs, $1.5 million on a building and improvements and $2.3 million on equipment and furnishings. We received $403 in proceeds from the sale of airplanes, and $1.8 million in proceeds for the sale of Boot Hill Casino’s administrative building. The casino’s administrative building was sold for $2.4 million, of which approximately $1.8 million was received in cash and the remaining $600 is recorded in accounts receivable at April 30, 2026. The Company plans to construct a more efficient facility for storage and training adjacent to the casino.
Financing Activities
Cash used in financing activities was $11.5 million. This was an increase of $6.0 million from last year. This use of cash was primarily attributable to the Company repurchasing $5.5 million of Company stock. Further, our uses consisted of repayments on our debt of $5.8 million and a reduction of our lease liability by $271. The stock acquired was placed in treasury. During the fiscal year ended April 30, 2026, the Company has initiated contacts with potential financing sources for the refinancing of the gaming facility debt that becomes due in calendar year 2027.
Capital Expenditures
The Company anticipates capital expenditures in fiscal year 2027 to be approximately $11.5 million, consisting of $5.0 million on STCs, $3.6 million on equipment, and $2.8 million on buildings and improvements. The Company’s estimate is subject to adjustment based on market conditions and management’s discretion. We anticipate our cash balance will be sufficient to cover cash requirements through the current fiscal year.
Critical Accounting Estimates
We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amount of revenue and other significant areas involving management judgments and estimates. These significant accounting policies relate to revenue from contracts with customers, inventory valuation and long-lived assets. These policies and our procedures related to these policies are described in detail below and under specific areas within this “Management Discussion and Analysis of Financial Condition and Results of Operations.” In addition, Note 1 to the consolidated financial statements expands upon discussion of our accounting policies.

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

Effect if Actual Results Differ From Assumptions
Management reviews the inventory balance on an annual basis to determine whether any additional write-downs are necessary. Following the adjustment of the inventory as discussed above, we believe this inventory is stated at net realizable value at April 30 2026, although an unanticipated lack of demand for aircraft or spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued at April 30, 2026.
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
An impairment loss is recognized for any excess of the carrying amount of the estimated undiscounted cash flows over the remaining life of the assets. No impairment charges were recorded in the fiscal year ended April 30, 2026.
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
The Financial Statements of the Registrant are set forth on pages 40 through 63 of this report.
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
In connection with the preparation of this Form 10-K, our Interim Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2026. Based on that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2026.
Internal Control Over Financial Reporting
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2026.
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
Changes in Internal Control Over Financial Reporting
There were no material changes in the Company internal controls over financial reporting during the three months ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B.    OTHER INFORMATION
During the quarter ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference. Certain information regarding executive officers of Butler National Corporation is included above in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” General Instruction G(3) of Form 10-K.
Item 11.   EXECUTIVE COMPENSATION
Information required by this Item 11 regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information about our common stock that may be issued under our equity compensation plan as of April 30, 2026.

Plan Category	Securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price per share	Securities available for future issuance
Equity compensation plans approved by security holders	-	-	3,936,377
Equity compensation plans not approved by security holders	-	-	-

Total	-	-	3,936,377
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

10.7	Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit A of the Company's Definitive Proxy Statement filed September 29, 2016 (File No. 000-01678).

10.8	Loan Agreement dated December 17, 2020 by BHCMC, L.L.C., BHCRE LLC, and Academy Bank, N.A., incorporated by reference to Exhibit 10.1 of our Form 10-Q filed on March 12, 2021 (File No. 000-16780).

10.11	Loan Modification Agreement dated October 18, 2021 between BHCMC, L.L.C. and Academy Bank N.A., incorporated by reference to Exhibit 10.2 of our Form 8-K filed on October 20, 2021.

10.12	Butler National Corporation 2025 Annual Cash Bonus Plan, incorporated by reference to Exhibit 10.1 of our Form 8-K dated January 7, 2025 (File No. 000-01678).*

10.13
Form of Restricted Stock Agreement under the Butler National Corporation 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of our Form 8-K dated January 7, 2025 (File No. 000-01678).*

10.14	Form of Severance Agreement, incorporated by reference to Exhibit 10.2 of our Form 8-K dated July 17, 2025.*

10.15	Form of Change in Control Agreement, incorporated by reference to Exhibit 10.3 of our Form 8-K dated July 17, 2025.*

10.16	Transition and Release Agreement with Christopher J. Reedy, incorporated by reference to Exhibit 10.1 of our Form 8-K dated June 15, 2026.*

19
Butler National Corporation Amended and Restated Insider Trading Policy, incorporated by reference to Exhibit 19 of our Form 10-K filed on July 3, 2025, for the period ended April 30, 2025 (File No. 000-01678).

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accountants RBSM LLP.

31.1	Certificate furnished pursuant to 18 U.S.C 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Annual Report on Form 10-K for the year ended April 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language) includes; (i) Consolidated Balance Sheets as of April 30, 2026 and 2025; (ii) Consolidated Statements of Operations for the years ended April 30, 2026 and 2025; (iii) Consolidated Statements of Stockholders' Equity for the years ended April 30, 2026 and 2025; (iv) Consolidated Statements of Cash Flows for the years ended April 30, 2026 and 2025, and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
*Relates to management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 8, 2026
BUTLER NATIONAL CORPORATION
/s/ Adam B. Sefchick
Adam B. Sefchick,
Interim Chief Executive Officer and President, and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam B. Sefchick	Interim Chief Executive Officer and President, and Chief Financial Officer	July 8, 2026
Adam B. Sefchick	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey D. Yowell	Executive Chairman of the Board and Director	July 8, 2026
Jeffrey D. Yowell

/s/ Julie M. Bowen	Director	July 8, 2026
Julie M. Bowen

/s/ Joseph P. Daly	Director	July 8, 2026
Joseph P. Daly

/s/ Michael A. Loh	Director	July 8, 2026
Michael A. Loh

/s/ Christopher J. Reedy	Director	July 8, 2026
Christopher J. Reedy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Butler National Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Butler National Corporation and Subsidiaries (collectively, the “Company”) as of April 30, 2026 and 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
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
The Company’s net revenue for the year ended April 30, 2026 was approximately $98.0 million, of which approximately $31.9 million (33%) is recognized over time. Under the efforts-expended method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as labor hours are incurred. Management performs detailed quarterly reviews of such contracts. The contract terms generally range from one to twelve months.
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
•We performed retrospective reviews when evaluating the thoroughness and precision of management’s estimation process by comparing actual outcomes to previous estimates, the related financial statement impact, and evaluating key judgments made by management when determining the timing of changes to key estimates.

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

Houston, TX

July 8, 2026
PCAOB ID 587

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2026 AND 2025
(in thousands, except per share data)

	April 30, 2026	April 30, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,124	$25,226
Accounts receivable, net	13,996	5,867
Inventory, net	13,116	10,924
Contract asset	1,596	2,993
Prepaid expenses and other current assets	3,465	1,771
Income tax receivable	-	531
Total current assets	67,297	47,312

LEASE RIGHT-TO-USE ASSET, net	3,168	3,367

PROPERTY, PLANT AND EQUIPMENT, net	57,978	60,256

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $13,499 at April 30, 2026 and $12,145 at April 30, 2025)	9,982	9,237

OTHER ASSETS:
Other assets (net of accumulated amortization of $13,069 at April 30, 2026 and $12,461 at April 30, 2025)	1,036	1,050
Deferred tax asset, net	2,381	2,076
Total other assets	3,417	3,126
Total assets	$141,842	$123,298

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,102	$8,623
Current maturities of long-term debt	4,868	5,287
Current maturities of lease liability	132	121
Contract liability	5,194	5,530
Gaming facility mandated payment	1,575	1,688
Compensation and compensated absences	3,531	2,663
Income tax payable	2,838	-
Other current liabilities	179	502
Total current liabilities	31,419	24,414

Long-term debt, net of current maturities	24,603	29,870
Lease liability, net of current maturities	3,842	3,900
Total long-term liabilities	28,445	33,770
Total liabilities	59,864	58,184

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes Designated Classes A and B 200,000 shares $100 Class A, 9.8%, cumulative if earned liquidation and redemption value $100, no shares issued and outstanding	-	-
Common stock, par value $.01: Authorized 100,000,000 shares, issued 80,009,834 shares, and outstanding 64,085,548 shares at April 30, 2026 and issued 79,772,345 shares, and outstanding 67,180,527 shares at April 30, 2025	800	798
Capital contributed in excess of par	14,656	14,247
Treasury stock at cost, 15,924,286 shares at April 30, 2026 and 12,591,818 shares at April 30, 2025	(14,938)	(9,458)
Retained earnings	81,460	59,527
Total stockholders' equity	81,978	65,114
Total liabilities and stockholders' equity	$141,842	$123,298
The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2026 AND 2025
(in thousands, except per share data)

	2026	2025
REVENUES:
Professional services	$37,380	$38,267
Aerospace products	60,587	45,701
Total revenues	97,967	83,968

COSTS AND EXPENSES:
Cost of professional services	15,716	16,031
Cost of aerospace products	32,080	29,890
Marketing and advertising	3,619	3,717
General, administrative and other	18,099	17,503
Total costs and expenses	69,514	67,141

OPERATING INCOME	28,453	16,827

OTHER INCOME (EXPENSE):
Interest expense	(1,933)	(2,177)
Interest income	900	506
Gain on sale of airplanes	403	248
Gain on sale of land and buildings	1,477	274
Gain on sale of product line	-	1,040
Total other income (expense)	847	(109)

INCOME BEFORE INCOME TAXES	29,300	16,718

PROVISION FOR INCOME TAXES
Provision for income taxes	7,367	4,167
NET INCOME	$21,933	$12,551

BASIC EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$0.34	$0.19

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,965,512	67,819,328

DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BUTLER NATIONAL CORPORATION	$0.34	$0.19

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	64,965,512	67,835,577
The accompanying notes are an integral part of these consolidated financial statements

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED APRIL 30, 2026 AND 2025
(dollars in thousands)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity BNC
Balance, April 30, 2024	79,646,211	$796	$13,866	10,875,355	$(7,197)	$46,976	$54,441

Stock repurchase	-	-	-	1,716,463	(2,261)	-	(2,261)

Stock award to directors	39,430	1	61	-	-	-	62

Deferred compensation, restricted stock	86,704	1	320	-	-	-	321

Net Income	-	-	-	-	-	12,551	12,551

Balance, April 30, 2025	79,772,345	798	14,247	12,591,818	(9,458)	59,527	65,114

Stock repurchase	-	-	-	3,326,688	(5,480)	-	(5,480)

Stock award to directors	103,947	1	213	-	-	-	214

Deferred compensation, restricted stock	133,542	1	186	-	-	-	187

Restricted stock forfeited	-	-	10	5,780	-	-	10

Net Income	-	-	-	-	-	21,933	21,933

Balance, April 30, 2026	80,009,834	$800	$14,656	15,924,286	$(14,938)	$81,460	$81,978
The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2026 AND 2025
(dollars in thousands)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,933	$12,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,865	6,744
Stock awarded to director	213	61
Deferred income tax expense (benefit)	(305)	(157)
Gain on sale of airplanes	(403)	(248)
Gain on sale of land and buildings	(1,477)	(274)
Gain on sale of product line	-	(1,040)
Supplemental type certificates work in progress adjustment	607	529
Deferred compensation, restricted stock	196	320

Changes in operating assets and liabilities:
Accounts receivable	(7,529)	(91)
Inventory	(2,192)	(1,402)
Contract asset	1,397	819
Prepaid expenses and other assets	(1,694)	(77)
Accounts payable	4,479	3,332
Contract liability	(336)	(392)
Lease liability	224	220
Accrued liabilities	868	731
Gaming facility mandated payment	(113)	(158)
Income tax payable	3,369	(3,373)
Other liabilities	(323)	309
Net cash provided by operating activities	25,779	18,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,538)	(8,259)
Proceeds from sale of airplanes	403	294
Proceeds from sale of land and buildings	1,768	1,050
Proceeds from sale of product line	-	1,500
Net cash used in investing activities	(4,367)	(5,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	-	2,016
Repayments of long-term debt	(5,763)	(5,042)
Payments on right-to-use liability	(271)	(268)
Repurchase of common stock	(5,480)	(2,261)
Net cash used in financing activities	(11,514)	(5,555)

NET INCREASE IN CASH	9,898	7,434

CASH AND CASH EQUIVALENTS, beginning of year	25,226	17,792

CASH AND CASH EQUIVALENTS, end of year	$35,124	$25,226

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,948	$2,201
Income taxes paid	$4,305	$7,697

NON CASH INVESTING AND FINANCING ACTIVITY:
Notes receivable from sale of land and buildings	$600	$-
Lease right-to-use assets purchased	$-	$672
Lease liability for purchase of assets under lease	$-	$672

The accompanying notes are an integral part of these consolidated financial statements.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
1.     NATURE OF OPERATIONS, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements include the accounts of Butler National Corporation (BNC) and its wholly-owned active subsidiaries, Avcon Industries, Inc., Butler Machine, LLC, BCS Design, Inc., Butler National Service Corporation, Butler National Corporation-Tempe, Butler Avionics, Inc., Butler National, Inc., Butler Temporary Services, Inc., Kansas International Corporation, Kansas International DDC, LLC, and BHCMC, LLC (BHCMC) (collectively, The Company). These consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States (GAAP), expressed in U.S. dollars. All amounts are in thousands, except share and par values, unless otherwise noted. All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year end of the Company is April 30.
Avcon Industries, Inc. modifies business category aircraft at its Newton, Kansas and New Century, Kansas facilities. Modifications include structural and electrical system conversions for aircraft special mission operations that provide for aerial photography, search and rescue, environmental and other aviation-based research, air ambulance, target towing and intelligence surveillance reconnaissance (ISR), among other unique operational capabilities. Butler Machine, LLC is a provider of high-quality precision machine parts. Butler Avionics, Inc. sells, integrates and installs avionics equipment (airplane radio equipment) and supports Avcon Industries with mission systems integrations. Butler National, Inc. acquires airplanes, principally Learjets and King Air airplanes, to refurbish and sell. Butler Temporary Services, Inc. processes Company payroll. Kansas International Corporation and Kansas International DDC, LLC own property. Butler National Corporation-Tempe is primarily engaged in the manufacture of electronics for control systems and ruggedized cabling and test equipment used by commercial and military operators. Butler National Service Corporation is a management consulting and administrative services firm providing business planning and financial coordination to Indian tribes interested in owning and operating casinos under the terms of the Indian Gaming Regulatory Act of 1988. Butler National Service Corporation and BHCMC provide management services for the Boot Hill Casino under a management agreement with the State of Kansas.
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

d) Property and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Depreciation expense was $4,826 for the year ended April 30, 2026 and $4,569 for the year ended April 30, 2025. Depreciation expense is included in general and administrative costs.

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
e) Long-Lived Assets: The Company accounts for its long-lived assets in accordance with Accounting Standards Codification (ASC) Topic 360-10, Impairment or Disposal of Long-Lived Assets. ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.
f) Other Assets: Our other asset account includes assets of $5,500 related to the Kansas Expanded Lottery Act Management Contract privilege fee, $8,478 of gaming equipment we were required to pay for ownership by the State of Kansas Lottery, and JET autopilot intellectual property of $1,417, which was sold on January 30, 2025. The other asset account also includes miscellaneous other assets of $128 in the year ended April 30, 2026 and $127 in the year ended April 30, 2025. BHCMC expected the $5,500 privilege fee to have a value over the life of the initial Management Contract with the State of Kansas which ended in December 2024. The State of Kansas approved the renewal management contract for our Professional Services company BNSC assumed by BHCMC. The renewal took effect December 15, 2024, and will continue another 15 years, until 2039. The Managers Certificate asset for use of gaming equipment is being amortized over a period of three years based on the estimated useful life of gaming equipment. Amortization relating to other assets in the year ended April 30, 2026 and 2025 was $609 and $837, respectively.
Other assets net values are as follows:

(dollars in thousands)	2026	2025

Privilege fee	$5,500	$5,500
Less amortized costs	5,500	5,500
Privilege fee balance	$-	$-

Intangible gaming equipment	$8,478	$7,884
Less amortized costs	7,570	6,961
Intangible gaming equipment balance	$908	$923

Miscellaneous other assets	$128	$127
g) Supplemental Type Certificates: Supplemental Type Certificates (STCs) are authorizations granted by the Federal Aviation Administration (FAA) for specific modification of a certain aircraft. The STC authorizes us to perform modifications, installations, and assemblies on applicable customer-owned aircraft. Costs incurred to obtain STCs are capitalized and subsequently amortized over seven years. The legal life of an STC is indefinite. We believe we have enough future sales to fully amortize our STC development costs. Amortization relating to STCs in the year ended April 30, 2026 was $1,354, and $605 of prior capitalized costs with certain STCs, recorded within work in progress in the prior fiscal year, were expensed in fiscal 2026. Amortization relating to STCs in the year ended April 30, 2025 was $1,209 and $529 of prior capitalized costs with certain STCs, recorded within work in progress in the prior fiscal year, were expensed in fiscal 2025.
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
Gaming revenue is the gross gaming win as reported by the Kansas Lottery casino reporting systems, less the mandated payments by and for the State of Kansas. Electronic games-slots and table games revenue is the aggregate of gaming wins and losses. Liabilities are recognized for chips and “ticket-in, ticket-out” coupons in the customers' possession, and for accruals related to anticipated payout of progressive jackpots. Progressive gaming machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are deducted from revenue as the value of jackpots increase. Effective September 1, 2022, sports wagering became legal in the State of Kansas. The company is currently managing sports wagering through DraftKings sports wagering platform. The Company shares a percentage of the gross sports wagering win with its platform partner. Cash collections owed to DraftKings are recorded in accounts payable within our consolidated balance sheets and totaled $9.3 million and $6.7 million as of April 30, 2026 and 2025, respectively. Revenue from Gaming Management and other Corporate/Professional Services is recognized as the service is rendered. Food, beverage, and other revenue is recorded when the service is received and paid.
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
k) Gaming Facility Mandated Payment: Boot Hill Casino is contractually obligated to pay its proportionate share of certain expenses incurred by the Kansas Lottery Commission and the Kansas Racing and Gaming Commission, which amounted to $2,592 and $2,684 in the fiscal year ended April 30, 2026 and 2025, respectively.
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
The computation of the Company basic and diluted earnings per common share is as follows:

(in thousands, except share and per share data)	2026	2025

Net income attributable to Butler National Corporation	$21,933	$12,551
Weighted average common shares outstanding	64,965,512	67,819,328
Dilutive effect of unvested restricted stock	-	16,249
Weighted average common shares outstanding, assuming dilution	64,965,512	67,835,577
Potential common shares if all options were exercised and shares issued	64,965,512	67,835,577
Basic earnings per common share	$0.34	$0.19
Diluted earnings per common share	$0.34	$0.19
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

p) Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At April 30, 2026 and 2025, we had $3,281 and $2,514, respectively in bank deposits that exceeded the federally insured limits.
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
r) Concentration of Credit Risk: We extend credit to customers based on an evaluation of their financial condition and collateral is not required. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts. Our financial instruments that are exposed to concentration of credit risk consist primarily of cash and trade receivables. Other than the United States, no country individually accounted for more than 10% of total revenues during fiscal 2026 or 2025.
s) Research and Development: We invested in research and development activities. The amount invested in the year ended April 30, 2026 and 2025 was $1,466 and $952, respectively.
t) Advertising Costs: Advertising costs include production costs of print, radio, television and other advertisements and are expensed as incurred. Advertising costs were $2,837 and $2,595 in the fiscal year ended April 30, 2026 and 2025, respectively.
u) Segment Information: We operate in two operating segments, aerospace products and professional services. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (CODM) in deciding how to allocate resources and assessing performance. Our CODM allocates resources and assesses performance based upon discrete financial information at the segment level. For fiscal 2026, our Chief Executive Officer and Chief Financial Officer together served as CODM for purposes of segment reporting.
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
y) Recent Accounting Pronouncements: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, and allows for adoption on a prospective basis, with a retrospective option. The Company adopted this standard during the fiscal year ended April 30, 2026, and updated its income tax disclosures accordingly. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires public business entities to provide additional disclosures regarding specified categories of expenses included within relevant income statement captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact the adoption of this standard will have on its financial statement disclosures.
Other standards issued by the FASB or SEC had no material impact on our future financial reporting.

2.     DISAGGREGATION OF REVENUE:
In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Year Ended April 30, 2026
	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$37,380	$48,386	$85,766
Europe	-	8,021	8,021
Asia	-	3,908	3,908
Australia and Other	-	272	272
	$37,380	$60,587	$97,967

Major Product Lines
Casino Gaming Revenue	$26,655	$-	$26,655
Sportsbook Revenue	6,537	-	6,537
Casino Non-Gaming Revenue	4,188	-	4,188
Aircraft Modification	-	37,195	37,195
Aircraft Avionics	-	4,173	4,173
Special Mission Electronics	-	19,219	19,219
	$37,380	$60,587	$97,967

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$31,869	$31,869
Goods or services transferred at a point of sale	37,380	28,718	66,098
	$37,380	$60,587	$97,967

	Year Ended April 30, 2025
	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$38,267	$27,217	$65,484
Europe	-	14,257	14,257
Asia	-	3,726	3,726
Australia and Other	-	501	501
	$38,267	$45,701	$83,968

Major Product Lines
Casino Gaming Revenue	$27,919	$-	$27,919
Sportsbook Revenue	5,789	-	5,789
Casino Non-Gaming Revenue	4,559	-	4,559
Aircraft Modification	-	29,587	29,587
Aircraft Avionics	-	3,377	3,377
Special Mission Electronics	-	12,737	12,737
	$38,267	$45,701	$83,968

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$26,551	$26,551
Goods or services transferred at a point of sale	38,267	19,150	57,417
	$38,267	$45,701	$83,968
3.     ACCOUNTS RECEIVABLE, NET, CONTRACT ASSET AND CONTRACT LIABILITY:
Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	2026	2025
Accounts Receivable, net	$13,996	$5,867
Contract Asset	1,596	2,993
Contract Liability	5,194	5,530
Accounts Receivables, net consist of $13,996 and $5,867 from customers as of April 30, 2026 and 2025 respectively. At April 30, 2026, and 2025, the allowance for doubtful accounts was $228 and $83, respectively.
Contract assets are net of progress payments and performance-based payments from our customers as well as advance payments from customers totaling $1,596 and $2,993 as of April 30, 2026 and 2025. Contract assets decreased $1,397 during 2026, primarily due to recognizing revenue upon completing the contract performance obligations. There were no significant impairment losses related to our contract assets during 2026 and 2025. We expect to bill our customers for the majority of the April 30, 2026 contract assets during fiscal year end 2026.
Contract liabilities decreased $336 during 2026, primarily due to payments received in excess of revenue recognized on these performance obligations. During 2026, we recognized $5,398 of our contract liabilities from the April 30, 2025 balance as revenue. During 2025, we recognized $4,523 of our contract liabilities from the April 30, 2024 balance as revenue.

4.     INVENTORY
Inventory is comprised of the following, net of the estimate for obsolete inventory of $413 at April 30, 2026 and $558 at April 30, 2025.

	2026	2025
Parts and raw material	$7,510	$6,238
Work in process	5,467	4,610
Finished goods	139	76
Total Inventory, net of allowance	$13,116	$10,924
5.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is comprised of the following:

	2026	2025
Land	$3,447	$3,447
Building and improvements	48,853	49,753
Aircraft	6,846	8,122
Machinery and equipment	7,784	6,356
Office furniture and fixtures	17,160	15,599
Leasehold improvements	4,036	4,032
	88,126	87,309
Accumulated depreciation	(30,148)	(27,053)
Total property, plant and equipment	$57,978	$60,256
During the year ended April 30, 2025, the Company sold approximately 160 acres of undeveloped land in Kansas for $1.1 million, realizing a $274 gain on the sale. During the year ended April 30, 2026, the Company sold an administration building associated with the Professional Services segment for $2.4 million, and recognized a $1.5 million gain on the sale. Of the $2.4 million related to the building sale, $0.6 million is recorded in accounts receivable at April 30, 2026.

6.     DEBT:
Principal amounts of debt at April 30, 2026 and 2025, consist of the following (in thousands):

Promissory Notes	2026	2025

Bank line of credit, available LOC $2.0 million interest at 8.4% due on demand, secured by a first and second position on all assets of the Company.	-	-
	$-	$-

Long-Term Debt

Note payable, interest at 5.75%, this note matures October 2026, secured by all of BHCMC's assets and compensation due under the State Management Contract.	1,577	4,611

Note payable, interest at 8.13%, due April 2027, secured by equipment with a net book value of $10.	12	24

Note payable, interest at 4.50%, this note matures in December 2027, with a balloon payment of $20,563, secured by all of BHCMC's assets and compensation due under the State Management Contract.	25,666	27,417

Note payable, interest at Secured Overnight Financing Rate (SOFR) plus 1.75% due March 2029, secured by buildings and improvements with a net book value of $575.	$467	$627

Note payable, interest at 4.35%, due March 2029, secured by Aircraft Security Agreements with a net book value of $314.	149	720

Note payable, interest at 7.19%, due November 2029, secured by a single aircraft with a net book value of $2.0 million.	1,686	1,922

	29,557	35,321
Less: Origination fees	86	164
	29,471	35,157
Less: Current maturities, net of origination fees	4,868	5,287
	$24,603	$29,870
Maturities of long-term debt are as follows:

Year Ending April 30	Amount
2027	$4,868
2028	23,384
2029	440
2030	865
2031	-
Thereafter	-
$29,557

Financial and Other Covenants
We are compliant with the covenants and obligations of each of our notes at April 30, 2026.
7.    LEASE RIGHT-TO-USE:
The Company accounts for its leases under ASU 2016-02 Leases – Topic 842. ASU 2016-02 requires that on the balance sheet a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.
We lease the hangar and office space with initial lease terms of two, five, and fifty years.

	April 30, 2026	April 30, 2025
Finance Lease right-to-use assets	$3,829	$3,829
Less accumulated depreciation	661	462
Total	$3,168	$3,367
Future minimum lease payments for assets under capital leases at April 30, 2026 are as follows:

2027	$278
2028	283
2029	287
2030	153
2031	128
Thereafter	12,452
Total minimum lease payments	13,581
Less amount representing interest	9,607
Present value of net minimum lease payments	3,974
Less current maturities of finance lease liability	132
Finance lease liability, net of current maturities	$3,842

	April 30, 2026	April 30, 2025
Finance lease cost:
Amortization of right-of-use assets	$199	$197
Interest on lease liabilities	224	220
Total finance lease cost	$423	$417

	April 30, 2026	April 30, 2025
Weighted average remaining lease term - Financing leases	38 years	38 years
Weighted average discount rate - Financing leases	5.8%	5.8%
8.    SALE OF PRODUCT LINE:
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
$460
9.    INCOME TAXES:
Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provision of the enacted tax laws. Significant components of the Company’s deferred tax liabilities and assets as of April 30, 2026 and 2025 are as follows (in thousands):

	April 30, 2026	April 30, 2025
Deferred tax liabilities:
Depreciation and amortization	$(610)	$(106)
Deferred compensation, restricted stock	-	(22)
Total deferred tax liabilities	(610)	(128)

Deferred tax assets:
Research and development	1,766	1,401
Deferred Compensation, restricted stock	44	-
Accounts receivable allowance	59	22
Inventory and other allowances	107	151
Lease right-to-use	215	184
Compensation accruals	369	200
Inventory Capitalization	233	51
Jackpot reserves	198	195
Total deferred tax assets	2,991	2,204

Less valuation allowance	-	-
Net deferred tax asset	$2,381	$2,076

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	April 30, 2026		April 30, 2025
Statutory federal income tax rate expense	$6,153	21.00%	$3,479	21.00%
State income tax, net of federal benefits	1,414	4.83%	931	5.62%
Permanent differences	160	0.55%	109	0.66%
Research and development credit	(317)	(1.08)%	-	-%
Kansas aviation credit	(152)	(0.53)%	-	-%
Deferred tax adjustment	(102)	(0.35)%	-	-%
Tax Payable adjustment	47	0.16%	-	-%
Deferred state rate change	91	0.31%	-	-%
Other	73	0.25%	(352)	(2.15)%
	$7,367	25.14%	$4,167	25.13%

Income tax expense:
Deferred income tax (benefit)	$(305)		$(157)
Current income tax	7,672		4,324
Total income tax expense	$7,367		$4,167
Current income tax expense of $7,672 and $4,324 are comprised of $6,177 and $3,194 in federal income tax and $1,495 and $1,130 in state income tax for the years ended April 30, 2026 and 2025, respectively.
The table below illustrates income taxes paid by the Company during the year ended April 30, 2026.

Income tax payments for the year ended April 30, 2026
Federal	$3,350
Arizona	90
Kansas	855
Missouri	10
Total income tax payments for the year ended April 30, 2026	$4,305
The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on its financial condition, results of operations or cashflow. Therefore, no reserve for uncertain income tax position, interest or penalties, have been recorded.
The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. Federal tax examinations for tax years beginning on May 1, 2022 and prior. There are no current tax examinations.
10.    STOCKHOLDERS’ EQUITY AND INCENTIVE PLANS:
In November 2016, the shareholders approved and adopted the Butler National Corporation 2016 Equity Incentive Plan. The maximum number of shares of common stock that may be issued under the Plan is 12.5 million.
On April 12, 2019, the Company granted 2.5 million restricted shares to employees. In April 2024, 1.65 million of those shares became fully vested and non-forfeitable. The remaining 850 thousand shares were forfeited. On March 17, 2020, the Company granted 5.0 million restricted shares to employees. These shares have voting rights at date of grant and become fully vested on March 16, 2025. The restricted shares were valued at $0.41 per share, for a total of $2.0 million. The deferred compensation related to these grants was expensed on the financial statements over the five-year vesting period.
In January 2025, the Company granted executive officers 86,704 shares as employee compensation. The first installment of these shares vested immediately, the second installment vest on the one-year anniversary and the final installment vests on the two-year anniversary. These shares were valued at $1.73 per share for a total of $150. The deferred compensation related to these grants will be expensed on the financial statements over the remaining two-year vesting period.
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
In July 2025, the Company granted five board members a total of 42,515 shares under the plan as a component of regular board compensation. These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $1.47 for a total of $63. The compensation related to this grant was expensed in the year ended April 30, 2026.
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
In September 2025, the Company granted four board members a total of 30,300 shares under the plan as a component of regular board compensation. These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $1.65 for a total of $50. The compensation related to this grant was expensed in the year ended April 30, 2026.
In December 2025, the Company granted four board members a total of 18,112 shares under the plan as a component of regular board compensation. These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $2.76 for a total of $50. The compensation related to this grant was expensed in the year ended April 30, 2026.
In March 2026, the Company granted four board members a total of 13,020 shares under the plan as a component of regular board compensation. These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $3.84 for a total of $50. The compensation related to this grant was expensed in the year ended April 30, 2026.
During the year ended April 30, 2026, 5,780 shares were forfeited. During the year ended April 30, 2025 no shares were forfeited. At April 30, 2026, total compensation cost related to nonvested awards not recognized was $94, and the weighted average period over which it is expected to be recognized is less than two years.
During the year ended April 30, 2026, the Company expensed $409. For the year ended April 30, 2025, the Company expensed $381.

	Number of Shares	Weighted Average Grant Date Fair Value
Total shares issued (2019 - 2026)	8,563,623	$0.49
Forfeited, in prior periods	(2,500,000)	$0.40
Forfeited during the year ended April 30, 2025	-	$-
Forfeited during the year ended April 30, 2026	(5,780)	$1.73
Total	6,057,843	$0.53
Vested shares	5,925,561	$0.50
Non-vested shares	132,282	$1.60

11.    STOCK REPURCHASE PROGRAM:
In December 2016, the Board of Directors approved a common stock repurchase program. The program was established for the purpose of enabling BNC to flexibly repurchase its own shares in consideration of factors such as opportunities for strategic investment, BNC’s financial condition and the price of its common stock as part of improving capital efficiency. In July 2023, the Board of Directors approved an increase in the size of the Company’s common stock repurchase program from $4 million to $9 million. In October 2024, the Board of Directors approved an increase in the size of the Company’s common stock repurchase program from $9 million to $11 million. In June 2025, the Board of Directors approved an increase in the size of the Company’s common stock repurchase program from $11 million to $15 million. In July 2025, the Board of Directors approved the closure of the 2016 stock repurchase program and established a new $5 million 2025 stock repurchase program that is authorized through April 2027. The total remaining authorization for future common stock repurchases under our share repurchase program was $3.2 million as of April 30, 2026.
The table below provides information with respect to common stock purchases by the Company during the year ended April 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods (a)	10,875,355	$0.63	10,275,355	$2,536
Quarter ended July 31, 2024 (b)	500,000	$0.93	500,000	$2,071
Quarter ended October 31, 2024 (b)	683,760	$1.31	683,760	$1,172
Increase in program authorization in October 2024	-		-	$3,172
Quarter ended January 31, 2025 (b)	71,404	$1.86	71,404	$3,039
Quarter ended April 30, 2025 (b)	461,299	$1.66	461,299	$2,274
Increase in program authorization in June 2025	-		-	$6,274
Quarter ended July 31, 2025 (b)	2,414,250	$1.51	2,414,250	$2,631
Closure of 2016 program and increase from 2025 program authorization in August 2025	-		-	$5,000
Quarter ended October 31, 2025 (b)	687,852	$1.68	687,852	$3,846
Quarter ended January 31, 2026 (b)	222,168	$2.99	222,168	$3,181
Quarter ended April 30, 2026 (b)	2,418	$3.37	2,418	$3,173
Total	15,918,506	$0.94	15,318,506
(a)The total number of shares purchased in prior periods includes 600,000 repurchased in the fiscal year ended April 30, 1998
(b)These shares of common stock were purchased through a private transaction.
12.    COMMITMENTS AND CONTINGENCIES:
Litigation:
From time to time, we may be a defendant and/or plaintiff in various other legal proceedings arising in the normal course of our business. We are not currently a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of July 8, 2026, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

13.    RELATED-PARTY TRANSACTIONS:
The Company paid consulting fees of $0 and $135 to David Hayden, a former director of Butler National Corporation, in the fiscal year ended April 30, 2026 and 2025, respectively.
Effective January 2025, Butler National Corporation’s Board of Directors created the position of Executive Chairman to lead the Board and named director, Jeffrey D. Yowell, to the position. Mr. Yowell’s director role as Executive Chairman is to work with and support the corporation’s Chief Executive Officer in day-to-day and strategic responsibilities. In conjunction with Mr. Yowell’s additional responsibilities, for the fiscal year ended April 30, 2026, the Company compensated Mr. Yowell an additional $160 per year in addition to compensation paid to all directors (currently an annual amount equal to $90). Effective June 1, 2026, this amount paid to Mr. Yowell as Executive Chairman was increased by an additional $90 annually and is now $340 in the aggregate (inclusive of compensation paid to all directors).
Effective June 15, 2026, Mr. Christopher J. Reedy resigned from his position as Chief Executive Officer and entered into a Transition and Release Agreement with the Company to provide continuing services as a special advisor to the Board as a non-executive officer employee. Mr. Reedy’s is compensated at an annual rate of $150 pursuant to the Transition and Release Agreement, which provides for his full retirement on July 1, 2027. While an employee of the Company, Mr. Reedy does not receive compensation for his services as a director.
The policies and procedures for payment of goods and services for related transactions follow our normal course of business standards and require the necessary review and approval process as outlined in our Policies and Procedures manual and as set forth by our Compensation Committee.
14.    401(k) PROFIT SHARING PLAN:
We have a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees with at least thirty days of service are eligible to participate in the plan; however, there are only two entry dates per calendar year. The Plan matches 100 percent of every pre-tax dollar an employee contributes up to 6 percent of the employee’s salary, and a portion of the Company’s profits. Employees are 100 percent vested in the employer’s contributions immediately. The contribution expense was $927 and $876 in fiscal year ended April 30, 2026 and 2025, respectively.
15.    SEGMENT REPORTING AND SALES BY MAJOR CUSTOMER:
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

Professional Services
Butler National Service Corporation (BNSC) provides management services to the Boot Hill Casino, a “state-owned casino”.

Year Ended April 30, 2026	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$37,380	$37,195	$4,173	$19,219	$-	$97,967
Interest expense	1,523	376	-	34	-	1,933
Depreciation and amortization	3,002	3,650	41	110	62	6,865
Operating income (loss)	8,296	9,713	1,525	10,049	(1,130)	28,453

Year Ended April 30, 2025	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$38,267	$29,587	$3,377	$12,737	$—	$83,968
Interest expense	1,809	313	-	49	6	2,177
Depreciation and amortization	3,207	3,256	27	137	117	6,744
Operating income (loss)	9,142	4,415	(306)	5,125	(1,549)	16,827
Our Chief Operating Decision Maker (CODM) uses the segment information above to evaluate performance by operating segment, and does not evaluate operating segments using asset or liability information. Other consists of unallocated corporate expenses that are included as part of the Aerospace Products segment.
Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	2026	2025
Aerospace Products – two customers in 2026 and one customer in 2025	29.9%	14.8%
Professional Services	-	-
In fiscal 2026 the Company derived 39.1% of total revenue from five Aerospace customers. The top two customers provided 29.9% of total revenue while the next top three customers ranged from 2.6% to 4.9%. At April 30, 2026, we had one customer that accounted for 22.7% of our accounts receivable. In fiscal 2025 the Company derived 25.4% of total revenue from five Aerospace customers. The top customer provided 14.8% of total revenue while the next top four customers ranged from 2.0% to 4.0%. At April 30, 2025, we had one customer that accounted for 32.4% of our accounts receivable.
16.    SUBSEQUENT EVENTS:
The Company evaluated its April 30, 2026, consolidated financial statements for subsequent events through July 8, 2026, the filing date of this report. The Company is not aware of any other subsequent events that would require recognition or disclosure in the consolidated financial statements.