Form 10-Q
period 2026-07-31
BUTLER NATIONAL CORP
filed 2026-09-11
CIK 15847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
On September 11, 2026, the Issuer’s Common Stock, $0.01 par value, shares outstanding were 63,842,119.

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 31, 2026 and April 30, 2026
(in thousands except per share data)

	July 31, 2026	April 30, 2026
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,266	$35,124
Accounts receivable, net	6,747	13,996
Inventory, net	13,741	13,116
Contract asset	5,263	1,596
Prepaid expenses and other current assets	3,822	3,465
Total current assets	64,839	67,297

LEASE RIGHT-TO-USE ASSET, net	3,119	3,168

PROPERTY, PLANT AND EQUIPMENT, net	57,803	57,978

SUPPLEMENTAL TYPE CERTIFICATES (net of accumulated amortization of $13,902 at July 31, 2026 and $13,499 at April 30, 2026)	10,487	9,982

OTHER ASSETS:
Other assets (net of accumulated amortization of $13,214 at July 31, 2026 and $13,069 at April 30, 2026)	891	1,036
Deferred tax asset, net	2,381	2,381
Total other assets	3,272	3,417
Total assets	$139,520	$141,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,163	$13,102
Current maturities of long-term debt	4,376	4,868
Current maturities of lease liability	135	132
Contract liability	4,740	5,194
Gaming facility mandated payment	1,415	1,575
Compensation and compensated absences	1,705	3,531
Income taxes payable	4,761	2,838
Other current liabilities	467	179
Total current liabilities	25,762	31,419

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	23,633	24,603
Lease liability, net of current maturities	3,825	3,842
Total long-term liabilities	27,458	28,445
Total liabilities	53,220	59,864

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $5: Authorized 50,000,000 shares, all classes; Designated Classes A and B 200,000 shares; no shares issued and outstanding	-	-
Common stock, par value $.01: Authorized 100,000,000 shares, issued 80,041,552 shares, and outstanding 63,862,647 shares at July 31, 2026 and issued 80,009,834 shares, and outstanding 64,085,548 shares at April 30, 2026	800	800
Capital contributed in excess of par	14,772	14,656
Treasury stock at cost, 16,178,905 shares at July 31, 2026 and 15,924,286 shares at April 30, 2026	(15,997)	(14,938)
Retained earnings	86,725	81,460
Total stockholders’ equity	86,300	81,978
Total liabilities and stockholders’ equity	$139,520	$141,842
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2026 AND 2025
(in thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED
	July 31,
	2026	2025
REVENUE:
Aerospace Products	$21,740	$11,314
Professional Services	9,041	8,811
Total revenues	30,781	20,125

COSTS AND EXPENSES:
Cost of Aerospace Products	13,561	6,591
Cost of Professional Services	3,677	3,912
Marketing and advertising	1,139	921
General, administrative and other	4,980	4,034
Total costs and expenses	23,357	15,458

OPERATING INCOME	7,424	4,667

OTHER INCOME (EXPENSE):
Interest expense	(418)	(523)
Interest income	183	171
Total other expense	(235)	(352)

INCOME BEFORE INCOME TAXES	7,189	4,315

PROVISION FOR INCOME TAXES:
Provision for income taxes	1,924	630

NET INCOME	$5,265	$3,685

BASIC EARNINGS PER COMMON SHARE	$0.08	$0.06

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,860,251	66,922,924

DILUTED EARNINGS PER COMMON SHARE	$0.08	$0.06

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION	63,954,343	66,922,924
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JULY 31, 2026 AND 2025
(dollars in thousands) (unaudited)

	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2025	79,772,345	$798	$14,247	12,591,818	$(9,458)	$59,527	$65,114

Stock repurchase	-	-	-	2,414,250	(3,653)	-	(3,653)

Restricted stock forfeited	-	-	10	5,780	-	-	10

Stock awarded to directors	42,515	1	62		-	-	63

Deferred compensation, restricted stock	51,724	-	24	-	-	-	24

Net Income	-	-	-	-	-	3,685	3,685

Balance, July 31, 2025	79,866,584	$799	$14,343	15,011,848	$(13,111)	$63,212	$65,243
	Shares of Common Stock	Common Stock	Capital Contributed in Excess of Par	Shares of Treasury Stock	Treasury Stock at Cost	Retained Earnings	Total Stock-holders’ Equity
Balance, April 30, 2026	80,009,834	$800	$14,656	15,924,286	$(14,938)	$81,460	$81,978

Stock repurchase	-	-	-	254,619	(1,059)	-	(1,059)

Stock awarded to directors	11,496	-	50	-	-	-	50

Deferred compensation, restricted stock	20,222	-	66	-	-	-	66

Net Income	-	-	-	-	-	5,265	5,265

Balance, July 31, 2026	80,041,552	$800	$14,772	16,178,905	$(15,997)	$86,725	$86,300
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2026 AND 2025
(in thousands)
(unaudited)

	THREE MONTHS ENDED
	July 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,265	$3,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,771	1,703
Stock awarded to directors	50	63
Deferred compensation, restricted stock	66	34

Changes in operating assets and liabilities:
Accounts receivable	7,249	(1,731)
Inventory	(625)	399
Contract assets	(3,667)	1,588
Prepaid expenses and other assets	(357)	205
Accounts payable	(4,939)	8,796
Contract liability	(454)	(658)
Lease liability	55	56
Accrued liabilities	(1,826)	268
Gaming facility mandated payment	(160)	(129)
Income tax payable	1,923	631
Other current liabilities	288	(211)
Net cash provided by operating activities	4,639	14,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,890)	(1,438)
Net cash used in investing activities	(1,890)	(1,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,478)	(1,323)
Repayments on right-to-use lease liability	(70)	(67)
Repurchases of common stock and tax withholding on equity awards	(1,059)	(3,653)
Net cash used in financing activities	(2,607)	(5,043)

NET INCREASE IN CASH	142	8,218

CASH AND CASH EQUIVALENTS, beginning of period	35,124	25,226

CASH AND CASH EQUIVALENTS, end of period	$35,266	$33,444

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$402	$522
Income taxes paid	$-	$-
See accompanying notes to condensed consolidated financial statements (unaudited)

BUTLER NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)
1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the annual report on Form 10-K for the fiscal year ended April 30, 2026. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2026 are not indicative of the results of operations that may be expected for the fiscal year ending April 30, 2027.
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
3. Cash and Cash Equivalents: Cash and cash equivalents consist primarily of cash and investments in a money market fund. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. At July 31, 2026 and April 30, 2026, we had $6,132 and $3,281, respectively in bank deposits that exceeded the federally insured limits.
4. Revenue Recognition: ASC Topic 606, Revenue from Contracts with Customers
Under ASC 606, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. To achieve this core principle, the Company applies the following five steps:
A.Identify the contract, or contracts, with a customer
A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.
B.    Identification of the performance obligations in the contract
At contract inception, an entity shall assess the goods or services promised in a contract with a customer and shall identify as a performance obligation each promise to transfer to the customer. Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.
C.    Determination of the transaction price
The transaction price is the amount that an entity allocates to the performance obligations identified in the contract and, therefore, represents the amount of revenue recognized as those performance obligations are satisfied. The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer.
D.    Allocation of the transaction price to the performance obligations in the contract
Once a contract and associated performance obligations have been identified and the transaction price has been determined, ASC 606 requires an entity to allocate the transaction price to each performance obligation identified. This is generally done in proportion to the standalone selling prices of each performance obligation (i.e., on a relative standalone selling price basis). As a result, any discount within the contract generally is allocated proportionally to all the separate performance obligations in the contract. The Company is applying the right to invoice practical expedient to recognize revenue. As a result, the entity bypasses the steps of determining the transaction price, allocating that transaction price and determining when to recognize revenue as it will recognize revenue as billed by multiplying the price assigned to the good or service, by the units.
E.    Recognition of revenue when, or as, we satisfy a performance obligation
Revenue is recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. Control transfers either over time or at a point in time. Revenue is recognized when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
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
Gaming revenue is the gross gaming win as reported by the Kansas Lottery casino reporting systems, less the mandated payments by and for the State of Kansas. Electronic games-slots and table games revenue is the aggregate of gaming wins and losses. Liabilities are recognized for chips and “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to anticipated payout of progressive jackpots. Progressive gaming machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are deducted from revenue as the value of jackpots increase. Effective September 1, 2022, sports wagering became legal in the State of Kansas. The Company is currently managing sports wagering through DraftKings sports wagering platform. The Company shares a percentage of the gross sports wagering win with its platform partner. Cash collections owed to DraftKings are recorded in accounts payable within our consolidated balance sheets and totaled $4.4 million and $9.3 million as of July 31, 2026 and April 30, 2026, respectively. Revenue from Gaming Management and other Corporate/Professional Services is recognized as the service is rendered. Food, beverage, and other revenue is recorded when the service is received and paid.

5. Disaggregation of Revenue
In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended July 31, 2026			Three Months Ended July 31, 2025
	Professional Services	Aerospace Products	Total	Professional Services	Aerospace Products	Total
Geographical Markets
North America	$9,041	$15,905	$24,946	$8,811	$8,233	$17,044
Europe	-	4,204	4,204	-	1,256	1,256
Asia	-	1,530	1,530	-	1,742	1,742
Australia and Other	-	101	101	-	83	83
	$9,041	$21,740	$30,781	$8,811	$11,314	$20,125

Major Product Lines
Casino Gaming Revenue	$6,841	$-	$6,841	$6,483	$-	$6,483
Sports Wagering Revenue	1,095	-	1,095	1,287	-	1,287
Casino Non-Gaming Revenue	1,105	-	1,105	1,041	-	1,041
Aircraft Modification	-	16,301	16,301	-	5,642	5,642
Aircraft Avionics	-	537	537	-	1,437	1,437
Special Mission Electronics	-	4,902	4,902	-	4,235	4,235
	$9,041	$21,740	$30,781	$8,811	$11,314	$20,125

Contract Types / Revenue Recognition Timing
Percentage of completion contracts	$-	$14,170	$14,170	$-	$5,080	$5,080
Goods or services transferred at a point of sale	9,041	7,570	16,611	8,811	6,234	15,045
	$9,041	$21,740	$30,781	$8,811	$11,314	$20,125

6. Accounts receivable, net, contract asset and contract liability
Accounts Receivables, net, contract asset and contract liability were as follows (in thousands):

	July 31, 2026	April 30, 2026
Accounts Receivable, net	$6,747	$13,996
Contract Asset	5,263	1,596
Contract Liability	4,740	5,194
Accounts receivable, net consist of $6,747 and $13,996 from customers as of July 31, 2026 and April 30, 2026, respectively. At July 31, 2026 and April 30, 2026, the allowance for doubtful accounts were $248 and $228, respectively.
Contract assets are net of progress payments and performance based payments from our customers totaling $5,263 and $1,596 as of July 31, 2026 and April 30, 2026, respectively. Contract assets increased $3,667 during the three months ended July 31, 2026, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations being more than the payments billed during the three months ended July 31, 2026. There were no significant impairment losses related to our contract assets during the three months ended July 31, 2026. We expect to bill our customers for the majority of the July 31, 2026 contract assets during fiscal year 2027.
Contract liabilities decreased $454 during the three months ended July 31, 2026, primarily due to the revenue recognized on these performance obligations being more than the payments received.
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
Inventory is comprised of the following, net of the estimate for obsolete inventory of $393 at July 31, 2026 and $413 at April 30, 2026.

	July 31, 2026	April 30, 2026
Parts and raw material	$7,078	$7,510
Work in process	6,517	5,467
Finished goods	146	139
Total Inventory, net of allowance	$13,741	$13,116
8. Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	July 31, 2026	April 30, 2026
Land	$3,447	$3,447
Building and improvements	49,107	48,853
Aircraft	6,746	6,846
Machinery and equipment	6,390	7,784
Office furniture and fixtures	18,067	17,160
Leasehold improvements	4,041	4,036
	87,798	88,126
Accumulated depreciation	(29,995)	(30,148)
Total property, plant and equipment	$57,803	$57,978
Property and Related Depreciation: Machinery and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided on a straight-line basis. Depreciation expense was $1,206 for the three months ended

July 31, 2026 and $1,208 for the three months ended July 31, 2025. Depreciation expense is included in cost of sales and general and administrative costs.

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
10. Research and Development:
We invested in research and development activities. The amount invested in the three months ended July 31, 2026 and 2025 was $268 and $262, respectively.
11. Debt:
At July 31, 2026, the Company has a line of credit with Kansas State Bank in the form of a promissory note with an interest rate of 8.4% totaling $2.0 million. The unused line at July 31, 2026 is $2.0 million. There were no advances or payments made on the line of credit during the quarter ended July 31, 2026. The line of credit is due on demand and is secured by a first and second position on all assets of the Company.
At April 30, 2026 there was a note payable with Patriots Bank with a balance of $149 that was fully paid off during the quarter ended July 31, 2026.
The first note with Academy Bank, N.A. for $0.8 million is secured by all of BHCMC, LLC’s (“BHCMC”) assets and compensation under the State management contract with an interest rate of 5.75% payable in full over five years. This note matures in October 2026. The second note with Academy Bank, N.A. for $25.2 million is secured by all of BHCMC’s assets and compensation under the State management contract with an interest rate of 4.50% payable in full over seven years, and a balloon payment of $20.6 million in December 2027. These notes contain a covenant to maintain a debt service coverage ratio of 1.3 to 1.0. These notes also contain a liquidity covenant requiring the Company to maintain an aggregate sum of $1.5 million of unrestricted cash.
At July 31, 2026, there is a note payable with an interest rate of 8.13% totaling $9 secured by equipment with a net book value of $7. This note matures in April 2027.
At July 31, 2026, there is a note payable with Bank of America, N.A. with a balance of $427. The interest rate on this note is at SOFR plus 1.75%. The loan is secured by buildings and improvements having a net book value of $564. This note matures in March 2029.

On November 25, 2024, the Company entered into a note agreement with Simmons Bank for $2.0 million with an interest rate of 7.19% payable over five years. At July 31, 2026, the loan balance of $1.62 million is secured by a single aircraft with a net book value of $1.81 million. This note matures in November 2029.
The Company is compliant with the covenants and obligations of each of our notes as of July 31, 2026, and September 11, 2026.
12. Other Assets:
The other asset account includes assets of $5.5 million related to the Kansas Expanded Lottery Act Management Contract privilege fee, $8.5 million of gaming equipment we were required to pay for ownership by the State of Kansas Lottery and miscellaneous other assets of $127. BHCMC expects the $5.5 million privilege fee to have value over the remaining life of the Management Contract with the State of Kansas. The State of Kansas approved the renewal management contract for our Professional Services company, Butler National Service Corporation (BNSC), and assumed by its wholly owned subsidiary BHCMC. The renewal took effect December 15, 2024, and will continue for another 15 years to 2039. Gaming equipment includes a Managers Certificate asset which is amortized over a period of three years based on the estimated useful life of gaming equipment.
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
In July 2026, the Company granted four board members a total of 11,496 shares under the plan as a component of regular board compensation. These shares were fully vested and non-forfeitable on the date of the grant. These shares were valued at $4.35 for a total of $50. The compensation related to this grant was expensed in the quarter ended July 31, 2026.
In July 2026, the Company granted 20,222 shares under the plan as employee compensation. The first installment of these shares vested immediately, the second installment vests on the one-year anniversary and the final installment vests on the two-year anniversary. These shares were valued at $4.95 per share for a total of $100. The deferred compensation related to these grants will be expensed on the financial statements over the remaining two-year vesting period.
During the quarter ended July 31, 2026, no shares were forfeited. During the quarter ended July 31, 2025, 5,780 shares were forfeited. For the three months ended July 31, 2026 and July 31, 2025, the Company expensed $116 and $34, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value
Total shares issued	8,595,341	$0.51
Forfeited, in prior periods	(2,500,000)	$0.40
Forfeited, during the year ended April 30, 2026	(5,780)	$1.73
Forfeited, during the three months ended July 31, 2026	-	$-
Total	6,089,561	$0.55
Vested shares	5,988,311	$0.52
Non-vested shares	101,250	$2.04
14. Stock Repurchase Program:
In December 2016, the Board of Directors approved a common stock repurchase program. The program was established for the purpose of enabling Butler National Corporation (BNC) to flexibly repurchase its own shares in consideration of factors such as opportunities for strategic investment, BNC’s financial condition and the price of its common stock as part of improving capital efficiency. In July 2023, the Board of Directors approved an increase in the size of the Company’s common stock repurchase program from $4 million to $9 million. In October 2024, the Board of Directors approved an increase in the size of the Company’s common stock repurchase program from $9 million to $11 million. In June 2025, the Board of Directors approved an increase in the size of the Company’s common stock repurchase program from $11 million to $15 million. In August 2025, the Board of Directors approved the closure of the 2016 Stock Repurchase Program and established a new $5 million 2025 Stock Repurchase Program that is authorized through April 2027. The total remaining authorization for future common stock repurchases under our share repurchase program was $2.1 million as of July 31, 2026.

The table below provides information with respect to common stock purchases by the Company through July 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior periods (a)	12,591,818	$0.75	11,991,818	$6,274
Quarter ended July 31, 2025 (b)	2,414,250	$1.51	2,414,250	$2,631
Closure of 2016 program and increase from 2025 program authorization in August 2025	-		-	$5,000
Quarter ended October 31, 2025 (b)	687,852	$1.68	687,852	$3,846
Quarter ended January 31, 2026 (b)	222,168	$2.99	222,168	$3,181
Quarter ended April 30, 2026 (b)	2,418	$3.37	2,418	$3,173
Quarter ended July 31, 2026 (b) (c)	254,619	$4.16	246,996	$2,147
Total	16,173,125	$0.99	15,565,502
(a)The total number of shares purchased in prior periods includes 600,000 repurchased in the fiscal year ended April 30, 1998.
(b)These shares of common stock were purchased through a private transaction.
(c)Includes 7,623 shares withheld by the Company to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock. Such shares were not purchased pursuant to the Company's publicly announced stock repurchase program.
15. Lease Right-to-Use:
We lease hangars and office space with initial lease terms of two, five, and fifty years.

July 31, 2026
Lease right-to-use assets	$3,829
Less accumulated depreciation	710
Total	$3,119
Future minimum lease payments for assets under finance leases at July 31, 2026 are as follows:

2027	$279
2028	284
2029	275
2030	126
2031	128
Thereafter	12,419
Total minimum lease payments	13,511
Less amount representing interest	9,551
Present value of net minimum lease payments	3,960
Less current maturities of lease liability	135
Lease liability, net of current maturities	$3,825

Finance lease costs at July 31, 2026 and July 31, 2025 are as follows:

	July 31, 2026	July 31, 2025
Finance lease cost:
Amortization of right-of-use assets	$50	$50
Interest on lease liabilities	55	56
Total finance lease cost	$105	$106

	July 31, 2026	July 31, 2025
Weighted average remaining lease term - Financing leases (in years)	38	38
Weighted average discount rate - Financing leases	5.8%	5.9%
16. Segment Reporting and Sales by Major Customer:
Industry Segmentation
Current Activities - The Company focuses on two primary activities, Professional Services and Aerospace Products.
Aerospace Products:
Aircraft Modifications principally includes the modification of customer owned business-size aircraft with capabilities to perform special missions including provisions for radar systems, aerial photography, search and rescue, environmental research, mapping, intelligence surveillance reconnaissance (ISR), and stability enhancing modifications. Our modifications are primarily to Learjets, Textron Beechcraft, and Textron Cessna aircraft. We also perform other specialized modifications to other unique aircraft. We provide these services through our subsidiary, Avcon Industries, Inc. (“Aircraft Modifications” or “Avcon”). Avcon activities include the high-quality precision manufacturing of machine parts at Butler Machine, LLC.
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
Professional Services:
Butler National Service Corporation (BNSC) and its wholly owned subsidiary BHCMC provide management services to the Boot Hill Casino, a “state-owned casino.”

Three Months Ended July 31, 2026	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$9,041	$16,301	$537	$4,902	$-	$30,781
Interest expense	326	86	-	6	-	418
Depreciation and amortization	691	1,026	13	28	13	1,771
Operating income (loss)	1,925	4,318	(123)	2,089	(785)	7,424

Three Months Ended July 31, 2025	Gaming	Aircraft Modification	Aircraft Avionics	Special Mission Electronics	Other	Total
Revenues from customers	$8,811	$5,642	$1,437	$4,235	$-	$20,125
Interest expense	415	98	-	10	-	523
Depreciation and amortization	774	877	7	30	15	1,703
Operating income (loss)	1,782	714	498	1,957	(284)	4,667
Our Chief Operating Decision Maker (CODM) uses the information above to evaluate performance by operating segment and does not evaluate operating segments using asset or liability information.
Major Customers: Revenue from major customers (10 percent or more of consolidated revenue) were as follows:

	July 31, 2026		July 31, 2025
	Number of Customers	% of Consolidated Revenue	Number of Customers	% of Consolidated Revenue
Aerospace Products	2	26.0%	1	21.0%
Professional Services	-	-	-	-
In the three months ended July 31, 2026 the Company derived 33.5% of total revenue from five Aerospace customers. The top two customers provided 15.0% and 11.0% of total revenue while the next top three customers ranged from 1.1% to 2.5%. At July 31, 2026, we had one customer that accounted for 34.7% of our accounts receivable.
17. Subsequent Events:
On August 17, 2026, Butler National received a three-year extension of its Lottery Sports Wagering Management Contract with the Kansas Lottery, which provides for Boot Hill Casino’s management of sports wagering operations conducted through our subsidiary BHCMC, the manager of the Boot Hill Casino & Resort. The newly executed extension maintains the same material terms of the original agreement and extends Boot Hill’s management of sports wagering through 2030.
In connection with the Kansas Lottery contract extension, Boot Hill Casino and DraftKings have agreed to amend and extend for ten years their sports wagering arrangement, which facilitates online and mobile sports wagering. The extension includes a reduction in the Company’s revenue-share percentage compared with the prior arrangement, consistent with current market conditions. The DraftKings agreement is subject to continuing Boot Hill Casino management authority under the agreement with the Kansas Lottery.
The Company evaluated its July 31, 2026 financial statements for subsequent events through the filing date of this report. The Company is not aware of any other subsequent events that would require recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THROUGHOUT THIS ITEM 2 ALL NON-TABULAR FINANCIAL RESULTS ARE PRESENTED IN THOUSANDS OF U.S. DOLLARS EXCEPT WHERE MILLIONS OF DOLLARS IS INDICATED.
Forward-Looking Statements
Statements made in this report, other reports and proxy statements filed with the Securities and Exchange Commission, communications to stockholders, press releases, and oral statements made by representatives of the Company that are not historical in nature, or that state the Company or management intentions, plans, beliefs, expectations or predictions of the future, may constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “could,” “should,” “will,” “intended,” “continue,” “believe,” “may,” “expect,” “anticipate,” “goal,” “forecast,” “plan,” “guidance” or “estimate” or the negative of these words, variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties, and assumptions. It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2026, and elsewhere herein or in other reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect.
Actual events or results may differ materially from the information included in forward-looking statements. In evaluating such statements, a number of risks, uncertainties and other factors could cause actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. These risks, uncertainties and other factors include those set forth in Item 1A (Risk Factors) of the Annual Report on Form 10-K for the fiscal year ended April 30, 2026, including the following factors:
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
Products and Services
The Company has two operating segments for financial reporting purposes: (a) Aerospace Products, whose companies’ revenues are derived from system design, engineering, manufacturing, sale, distribution, integration, installation, repairing, modifying, overhauling, servicing and distribution of aerostructures, avionics, aircraft components, accessories, subassemblies and systems; and (b) Professional Services, whose companies provide professional management services in the traditional gaming industry and in sports wagering.
Aerospace Products. The Aerospace Products segment includes the design, manufacture, sale and service of structural modifications, design, integration and installation of electronic equipment, systems and technologies that enhance aircraft operations, and the design, manufacture and sale of commercial controls, cabling and defense related articles. Additionally, we operate Federal Aviation Administration (the “FAA”) Repair Stations. Companies in Aerospace Products concentrate on products and services for Learjet, Challenger, Textron Beechcraft King Air, and Textron Cessna turboprop aircraft.

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
Results Overview
The three months ended July 31, 2026 revenue increased 53% to $30.8 million compared to $20.1 million in the three months ended July 31, 2025. In the three months ended July 31, 2026 the Professional Services revenue was $9.0 million compared to $8.8 million in the three months ended July 31, 2025, an increase of 3%. In the three months ended July 31, 2026 the Aerospace Products revenue was $21.7 million compared to $11.3 million in the three months ended July 31, 2025, an increase of 92%.
In the three months ended July 31, 2026, net income increased to $5.3 million compared to a net income of $3.7 million in the three months ended July 31, 2025, an increase of 43%. In the three months ended July 31, 2026, operating income increased to $7.4 million from an operating income of $4.7 million in the three months ended July 31, 2025, an increase of 59%.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2026 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2025

	Three Months Ended July 31, 2026		Three Months Ended July 31, 2025
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2025-2026
Revenue:
Aerospace Products	$21,740	71%	$11,314	56%	92%
Professional Services	9,041	29%	8,811	44%	3%
Total revenue	30,781	100%	20,125	100%	53%

Costs and expenses:
Cost of Aerospace Products	13,561	44%	6,591	33%	106%
Costs of Professional Services	3,677	12%	3,912	19%	(6)%
Marketing and advertising	1,139	5%	921	5%	24%
General, administrative and other	4,980	16%	4,034	20%	23%
Total costs and expenses	23,357	76%	15,458	77%	51%
Operating income	$7,424	24%	$4,667	23%	59%
Revenue
Revenue increased 53% to $30.8 million in the three months ended July 31, 2026, compared to $20.1 million in the three months ended July 31, 2025. See “Operations by Segment” below for a discussion of the primary reasons for the increase in revenue.
•Aerospace Products derives its revenue by designing, engineering, manufacturing, installing, servicing and repairing products for aircraft and military vehicles. Aerospace Products revenue increased by 92% to $21.7 million for the three months ended July 31, 2026 compared to $11.3 million for the three months ended July 31, 2025. The increase in revenue is largely due to an increase in Aircraft Modifications revenue of $10.7 million and an increase in Special Mission Electronics revenue of $0.7 million. The Aircraft Modification revenue grew to a quarterly record of $16.3 million, and was primarily driven by higher activity across aircraft modification programs, including increased work on larger and more complex special-mission aircraft projects, as well as repeat modifications utilizing previously developed STCs. Revenue also benefited from increased sales of modification kits for field installation, including Cessna Caravan camera-port modification kits and Avcon rail and Special Mission Pod kits for the King Air, among others. Additionally, Avcon completed and delivered two Special Mission Challenger 605/650 modification projects that included our recently approved STC for the under-fuselage radome/pod and rails for mounting of sensors. The timing, size and scope of individual aircraft modification programs can result in variability in revenue between reporting periods.
•Professional Services derives its revenue from professional management services in the gaming industry. Revenue from Professional Services increased 3% to $9.0 million for the three months ended July 31, 2026 compared to $8.8 million for the three months ended July 31, 2025. Sports wagering revenue through the DraftKings platform was $1.1 million for the three months ended July 31, 2026 compared to $1.3 million in the three months ended July 31, 2025. Traditional casino gaming revenue increased $0.4 million, primarily due to increased patron spending during the current quarter. This increase occurred despite continued economic pressures in the region surrounding our casino operations in southwest Kansas, including factors affecting Dodge City-based cattle processors and meat packing employees, general economic uncertainty and drought conditions.
Costs and expenses:
Costs and expenses related to Professional Services and Aerospace Products include the cost of engineering, labor, materials, equipment utilization, control systems, security and occupancy. Costs and expenses increased 51% to $23.4 million in the three months ended July 31, 2026 compared to $15.5 million in the three months ended July 31, 2025. Costs and expenses were 76% of total revenue in the three months ended July 31, 2026, as compared to 77% of total revenue in the three months ended July 31, 2025. This represents an operating margin of 24% in the three months ended July 31, 2026, compared to 23% in the three months ended July 31, 2025 (operating income as a percentage of revenue), an increase of 1.0 percentage point.
Costs of Professional Services decreased in the three months ended July 31, 2026 to $3.7 million compared to $3.9 million in the three months ended July 31, 2025. Professional Services costs were 12% of total revenue in the three months ended July 31, 2026, as compared to 19% of total revenue in the three months ended July 31, 2025.
Costs of Aerospace Products increased 106% in the three months ended July 31, 2026 to $13.6 million compared to $6.6 million for the three months ended July 31, 2025. Aerospace Products costs were 44% of total revenue in the three months ended July 31, 2026, as compared to 33% of total revenue in the three months ended July 31, 2025. The increase in Aerospace Products costs is directly related to the increase in material and labor costs associated with higher Aerospace revenues. The Aircraft Modification business has also invested in engineering and production resources to support work on a new special-mission platform and the increased level of program activity. We continue to work to control costs with expanding our internal parts fabrication capabilities.
Marketing and advertising expenses increased in the three months ended July 31, 2026 to $1.1 million compared to $0.9 million in the three months ended July 31, 2025. Marketing and advertising expenses were 5% of total revenue in the three months ended July 31, 2026, as compared to 5% of total revenue in the three months ended July 31, 2025. Marketing and advertising expenses include advertising, sales and marketing labor, gaming development costs, and casino and product promotions.
General, administrative and other expenses increased in the three months ended July 31, 2026 to $5.0 million compared to $4.0 million in the three months ended July 31, 2025. General, administrative and other expenses were 16% of total revenue in the three months ended July 31, 2026, as compared to 20% of total revenue in the three months ended July 31, 2025. The increase is primarily attributable to higher insurance, professional fees and overhead labor for the three months ended July 31, 2026 compared to the three months ended July 31, 2025.
Other income (expense):
Other income (expense) was $235 thousand expense in the three months ended July 31, 2026 compared to $352 thousand expense in the three months ended July 31, 2025. Interest expense was $418 thousand in the three months ended July 31, 2026, compared with interest expense of $523 thousand in the three months ended July 31, 2025. The decrease in interest expense is due to the paydown of long-term debt. Interest income was $183 thousand in the three months ended July 31, 2026 compared to $171 thousand in the three months ended July 31, 2025.

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
The following table presents a summary of our operating segment information for the three months ended July 31, 2026 and July 31, 2025:

	Three Months Ended July 31, 2026		Three Months Ended July 31, 2025
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2025-2026
Aerospace Products
Revenue	$21,740	100%	$11,314	100%	92%

Costs of Aerospace Products	13,561	62%	6,591	58%	106%
Expenses	2,680	12%	1,838	16%	46%
Total costs and expenses	16,241	75%	8,429	75%	93%
Aerospace Products operating income	$5,499	25%	$2,885	25%	91%

	Three Months Ended July 31, 2026		Three Months Ended July 31, 2025
(dollars in thousands)		Percent of Total Revenue		Percent of Total Revenue	Percent Change 2025-2026
Professional Services
Revenue - Boot Hill Casino	$9,041	100%	$8,811	100%	3%

Costs of Professional Services	3,677	41%	3,912	44%	(6)%
Expenses	3,439	38%	3,117	35%	10%
Total costs and expenses	7,116	79%	7,029	80%	1%
Professional Services operating income	$1,925	21%	$1,782	20%	8%
Aerospace Products
•Revenue increased 92% to $21.7 million in the three months ended July 31, 2026, compared to $11.3 million in the three months ended July 31, 2025. The increase in revenue is primarily due to a $10.7 million increase in aircraft modification business and a $0.7 million increase in Special Mission Electronics, partially offset by a $0.9 million decrease in aircraft avionics. The development of new STCs, as well as repeat modifications utilizing previously developed STCs and our marketing efforts in both domestic and international markets supported the increase. The increased sales of various kits for installation in the field also contributed to both revenue and margin results for the three months ended July 31, 2026.
The increase in revenue with respect to Special Mission Electronics is related to efficiencies in production, including pre-building components for shipment upon receipt of orders, increased inventory to minimize risk of production delay, and receipt of additional orders. We remain focused on recruiting, hiring and training personnel, as appropriate, to efficiently execute our backlog and support continued growth.

Our backlog as of July 31, 2026, totaled $51.1 million for Aerospace Products. The backlog includes orders with signed contracts which may not be completed within the next fiscal year. There can be no assurance that all orders will be completed or that some may ever commence.
•Costs of Aerospace Products increased 106% in the three months ended July 31, 2026 to $13.6 million compared to $6.6 million for the three months ended July 31, 2025. This increase is directly related to the increase in material and labor costs associated with higher revenues. Costs were 62% of segment total revenue in the three months ended July 31, 2026, as compared to 58% of segment total revenue in the three months ended July 31, 2025.
•Expenses increased 46% in the three months ended July 31, 2026 to $2.7 million compared to $1.8 million in the three months ended July 31, 2025. Expenses were 12% of segment total revenue in the three months ended July 31, 2026, as compared to 16% of segment total revenue in the three months ended July 31, 2025. The increase is primarily due to higher insurance premium costs and higher administrative and overhead labor costs in the three months ended July 31, 2026.
•Aerospace Products operating income increased 91% compared to the prior-year period, generally consistent with the 92% increase in segment revenue. Despite the significant increase in activity, the segment maintained an operating margin of approximately 25%, reflecting the Company’s ability to support substantially higher revenue levels while maintaining operating profitability.
Professional Services
•Revenue from Professional Services increased 3% for the three months ended July 31, 2026 to $9.0 million compared to $8.8 million for the three months ended July 31, 2025. Sports wagering through the DraftKings sports wagering platform brought in $1.1 million of revenue for the three months ended July 31, 2026 compared to $1.3 million in the three months ended July 31, 2025. Furthermore, traditional casino gaming revenue increased $0.4 million due to an increase in patron spending. Non-gaming revenue at Boot Hill Casino increased slightly to $1.1 million for the three months ended July 31, 2026, compared to $1.0 million for the three months ended July 31, 2025.
•Costs of Professional Services decreased 6% for the three months ended July 31, 2026 to $3.7 million compared to $3.9 million for the three months ended July 31, 2025, mainly due to decreased labor expenses. Costs were 41% of segment total revenue in the three months ended July 31, 2026, as compared to 44% of segment total revenue in the three months ended July 31, 2025.
•Expenses increased 10% in the three months ended July 31, 2026 to $3.4 million compared to $3.1 million in the three months ended July 31, 2025, primarily driven by higher marketing and promotional costs. Expenses were 38% of segment total revenue in the three months ended July 31, 2026 as compared to 35% of segment total revenue in the three months ended July 31, 2025.
Employees
Other than persons employed by our gaming subsidiaries, there were 171 full time and 7 part time employees on July 31, 2026, compared to 149 full time and 8 part time employees on July 31, 2025. Our staffing at Boot Hill Casino & Resort on July 31, 2026 was 177 full time and 45 part time employees compared to 190 full time and 45 part time employees on July 31, 2025. None of the employees are subject to any collective bargaining agreements.
Liquidity and Capital Resources
Overview
Butler National is a holding company. Our ability to fund our obligations depends on existing cash on hand, cash flow from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources have been cash on hand, cash flow from operations, borrowings under our lines of credit and notes payable and proceeds from the issuance of debt and equity securities. We assess liquidity in terms of the ability to generate cash or obtain financing in order to fund operating, investing and debt service requirements. Our primary ongoing cash requirements include the funding of operations, capital expenditures, acquisitions and other investments in line with our business strategy and debt repayment obligations and interest payments. Our strategy has been to maintain moderate leverage and substantial capital resources in order to take advantage of opportunities, to invest in our businesses and develop new streams of income that may be profitable. As such, we have continued to invest in developing and marketing new aircraft modifications and marketing new STCs. We believe that our current banks will provide the necessary capital for our business operations. However, we continue to maintain contact with other banks that have expressed an interest in funding our working capital needs to continue our operational growth during our 2027 fiscal year and beyond.
Operating Activities
During the three months ended July 31, 2026 our cash position increased by $142 thousand. Net income was $5.3 million for the three months ended July 31, 2026. Cash flow provided by operating activities was $4.6 million for the three months ended July 31, 2026. Non-cash activities consisting of depreciation and amortization provided $1.8 million, stock awarded to directors added $50 thousand and deferred compensation added $66 thousand. Accounts receivable increased our cash position by $7.2 million. Contract assets decreased our cash position by $3.7 million, inventories decreased our cash position by $625 thousand and prepaid expenses and other assets decreased our cash position by $357 thousand. Accounts payable decreased our cash position by $4.9 million, contract liabilities decreased our cash position by $454 thousand and accrued liabilities decreased our cash position by $1.8 million. Gaming facility mandated payments decreased our cash position by $160 thousand. Income tax payable increased our cash position by $1.9 million, other current liabilities added $288 thousand and lease liabilities added $55 thousand.
Investing Activities
Cash used in investing activities was $1.9 million for the three months ended July 31, 2026. We invested $908 thousand towards STCs, $801 thousand on buildings and improvements, $207 thousand on equipment and furnishings.
Financing Activities
Cash used by financing activities was $2.6 million for the three months ended July 31, 2026. We made repayments of $1.5 million on our long-term debt and repayments on lease right-to-use of $70 thousand. We purchased Company stock of $1.1 million. The stock acquired was placed in treasury.
Capital Expenditures
The Company anticipates remaining capital expenditures in fiscal 2027 to be approximately $9.6 million, consisting of $4.1 million on STCs, $3.4 million on equipment, and $2.1 million on buildings and improvements. We anticipate our cash balance will be sufficient to cover our cash requirements through the current fiscal year.
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
Effect if Actual Results Differ from Assumptions
Management reviews the inventory balance on an annual basis to determine whether any additional write-downs are necessary. Following the write-down of the inventory as discussed above, we believe this inventory is stated at net realizable value at July 31, 2026, although an unanticipated lack of demand for aircraft or spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued at July 31, 2026.
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
An impairment loss is recognized for any excess of the carrying amount of the estimated undiscounted cash flows over the remaining life of the assets. No impairment charges were recorded during the three months ended July 31, 2026.
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
Changing Prices and Inflation
We have experienced upward pressure from inflation in fiscal year 2027. From fiscal year 2026 to fiscal year 2027 most of the increases we experienced were in material and labor costs. This additional cost may not be transferable to our customers resulting in lower income in the future. We anticipate fuel, material and labor costs to rise in fiscal 2027 and 2028.
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
Evaluation of disclosure controls and procedures: Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10-Q, our Interim Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2026. Based on that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2026.
Internal Control Over Financial Reporting
Changes in Internal Control Over Financial Reporting: In our opinion there were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Limitations on Controls
Our management, including the Interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS.
As of July 31, 2026, there are no significant known legal proceedings pending against us. We consider all such unknown proceedings, if any, to be ordinary litigation incident to the character of the business. We believe that the resolution of any claims will not, individually or in the aggregate, have a material adverse effect on the financial position, results of operations, or liquidity of the Company.
Item 1A.    RISK FACTORS.
Smaller reporting companies are not required to provide the information required by this item.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The table below provides information with respect to common stock purchases by the Company during the first quarter of fiscal 2027.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2026 - May 31, 2026 (b)	5,645	$4.08	-	$3,173,000
June 1, 2026 - June 30, 2026	146,996	$4.09	146,996	$2,572,000
July 1, 2026 - July 31, 2026 (c)	101,978	$4.26	100,000	$2,147,000
Total	254,619	$4.16	246,996
(a)In August 2025, the Board of Directors approved the closure of the 2016 Stock Repurchase Program and established a new $5 million 2025 Stock Repurchase Program that is authorized through April 2027. The timing and amount of any share repurchases will be determined by Butler National’s management based on market conditions and other factors.
(b)Represents shares withheld by the Company to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock. Such shares were not purchased pursuant to the Company's publicly announced stock repurchase program.
(c)Includes 1,978 shares withheld by the Company to satisfy employee tax withholding obligations arising in connection with the vesting of restricted stock. Such shares were not purchased pursuant to the Company's publicly announced stock repurchase program.
Item 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
Item 4.    MINE SAFETY DISCLOSURES.
Not applicable.
Item 5.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans. During the fiscal quarter ended July 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6.    EXHIBITS.

3.1	Articles of Incorporation, as amended and restated are incorporated by reference to Exhibit B of our Form DEF 14A filed on December 26, 2001.

3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.1 of our Form 8-K filed on November 4, 2024.

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of July 31, 2026 and April 30, 2026, (ii) Condensed Consolidated Statements of Operations for the three months ended July 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended July 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2026 and 2025 and (v) the Notes to Consolidated Financial Statements, with detail tagging.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2026, formatted in Inline XBRL (included as Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUTLER NATIONAL CORPORATION
(Registrant)

September 11, 2026	/s/ Adam B. Sefchick
Date	Adam B. Sefchick
(Interim Chief Executive Officer and President, and Chief Financial Officer)